Form 10-K405/A
period 2000-12-31
ALIGN TECHNOLOGY INC
filed 2001-04-13
CIK 1097149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)

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

                        Common Stock, $0.0001 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 2001 was $197,240,111. This calculation does not reflect a determination that persons are affiliates for any other purpose.

   On March 19, 2001, 47,791,531 shares of the registrant's common stock were outstanding.

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

   Our experience indicates that prospective patients exposed to our advertising seek information from four primary sources:

  . a general practice dentist;

  . an orthodontist;

  . Our toll-free support line (1-800-INVISIBLE); and

  . our website (www.invisalign.com).

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

   We believe that, in addition to price, the principal competitive factors in the market for orthodontic appliances include the following factors:

  . aesthetic appeal of the treatment method;

  . comfort associated with the treatment method;

  . effectiveness of treatment;

  . ease of use; and

  . orthodontist chair time.

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

   Our products are medical devices and subject to extensive regulation in the U.S. and internationally. FDA regulations are wide ranging and govern, among other things:

  . product design, development, manufacture and testing;

  . product labeling;

  . product storage;

  . pre-market clearance or approval;

  . advertising and promotion; and

  . product sales and distribution.

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

   The interest of management could conflict with the interest of our other stockholders. As of March 19, 2001, our executive officers, directors and principal stockholders beneficially owned, in total, approximately 53% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of the Company, which in turn could reduce the market price of our stock.

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

   As of March 19, 2001 there were 541 holders of record of our common stock.

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
                                                 =========

                     ALIGN TECHNOLOGY, INC. AND SUBSIDIARY

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the years indicated (in thousands):

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
Preferred stock (as if converted).......................  26,209  16,253  11,067
Options to purchase common stock........................   2,862   1,285     952
Common stock subject to repurchase......................   3,608     654   1,779
Warrants................................................     646     533     --
                                                         ------- ------- -------
                                                          33,325  18,725  13,798
                                                         ======= ======= =======

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

                     ALIGN TECHNOLOGY, INC. AND SUBSIDIARY

Note 10 Supplemental Cash Flow Information

   The supplemental cash flow information consists of the following (in thousands):

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000      1999    1998
                                                      --------- -------- -------
Taxes paid........................................... $       1 $      1 $    4
                                                      ========= ======== ======
Interest paid........................................ $     382 $    614   $ --
                                                      ========= ======== ======
Non-cash investing and financing activities:
  Note receivable for preferred stock................ $      75 $    --  $   76
                                                      ========= ======== ======
  Note receivable for common stock................... $   1,791 $    --    $ --
                                                      ========= ======== ======
  Fixed assets acquired under capital lease.......... $   2,209 $    --  $   14
                                                      ========= ======== ======
  Fixed assets acquired with accounts payable or
   accrued liabilities............................... $   5,257 $    643   $ --
                                                      ========= ======== ======
  Accrual for IPO costs.............................. $     557 $    --    $ --
                                                      ========= ======== ======
  Issuance of warrants in conjunction with line of
   credit financing.................................. $     776 $  1,042   $ --
                                                      ========= ======== ======
  Deferred stock-based compensation.................. $  91,752 $  2,174   $ --
                                                      ========= ======== ======
  Conversion of convertible subordinated notes into
   convertible preferred stock....................... $  14,000 $    750   $ --
                                                      ========= ======== ======

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

 24.1**  Power of Attorney (see signature page)

--------
* Incorporated herein by reference to the corresponding exhibit to Registrant's Form S-1, as amended, filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-49932).

** Previously filed as an exhibit with the Company's Annual Report on Form 10-K dated April 2, 2001.

+ Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2001.

                                          ALIGN TECHNOLOGY, INC.

                                                  /s/ Stephen Bonelli
                                          By: _________________________________
                                                      Stephen Bonelli
                                              Chief Financial Officer and Vice
                                                     President, Finance


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                              Title                    Date
                ----                              -----                    ----

                *                    Chief Executive Officer and      April 13, 2001
____________________________________  Chairman of the Board
            Zia Chishti               (Principal Executive Officer)

      /s/ Stephen Bonelli            Chief Financial Officer and      April 13, 2001
____________________________________  Vice President, Finance
          Stephen Bonelli             (Principal Accounting Officer)

                *                    President and Director           April 13, 2001
____________________________________
            Kelsey Wirth

                *                    Director                         April 13, 2001
____________________________________
            Brian Dovey

                *                    Director                         April 13, 2001
____________________________________
            Joseph Lacob

                *                    Director                         April 13, 2001
____________________________________
             Mark Logan

                *                    Director                         April 13, 2001
____________________________________
           H. Kent Bowen

   * By: /s/ Stephen Bonelli         Chief Financial Officer and      April 13, 2001
____________________________________  Vice President, Finance
 Stephen Bonelli, Attorney-in-Fact