Form 10-Q
period 2001-06-30
ALIGN TECHNOLOGY INC
filed 2001-08-10
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-32259

Align Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3267295
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

851 Martin Avenue
Santa Clara, California    95050
(Address of principal executive offices including zip code)

(408) 470-1000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 2001 was 47,855,244.

Align Technology, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                         June 30,    December 31,
                                                           2001         2000
                                                       -----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents........................... $    39,501  $      2,828
 Restricted cash.....................................       3,323        15,986
 Marketable securities, short-term...................      47,442         9,633
 Accounts receivable, net............................       9,875         4,465
 Inventories.........................................       2,335         2,024
 Deferred costs......................................       2,536         2,431
 Other current assets................................       3,501         3,995
                                                       -----------  ------------
  Total current assets...............................     108,513        41,362
 Property and equipment, net.........................      25,785        21,100
 Marketable securities, long-term....................      10,950         6,251
 Other assets........................................       2,968         1,848
                                                       -----------  ------------
  Total assets....................................... $   148,216  $     70,561
                                                       ===========  ============

        LIABILITIES, CONVERTIBLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.................................... $       626  $      5,541
 Accrued liabilities.................................      12,176        14,753
 Deferred revenue....................................       2,313         2,350
 Current portion of capital lease obligations........         465           445
                                                       -----------  ------------
  Total current liabilities..........................      15,580        23,089
 Capital lease obligations, net of current portion...       1,227         1,455
                                                       -----------  ------------
  Total liabilities..................................      16,807        24,544
                                                       -----------  ------------
Contingencies (Note 5)

Convertible preferred stock..........................          --       130,691
                                                       -----------  ------------
Stockholders' equity (deficit):
 Common stock........................................           5             1
 Additional paid-in capital..........................     364,728       105,828
 Deferred stock-based compensation...................     (68,737)      (80,160)
 Notes receivable from stockholders..................      (1,874)       (1,814)
 Accumulated other comprehensive income..............         141            73
 Accumulated deficit.................................    (162,854)     (108,602)
                                                       -----------  ------------
  Total stockholders' equity (deficit)...............     131,409       (84,674)
                                                       -----------  ------------
  Total liabilities, convertible preferred stock
     and stockholders' equity (deficit).............. $   148,216  $     70,561
                                                       ===========  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                Three Months Ended    Six Months Ended
                                                   June 30,              June 30,
                                              --------------------  --------------------
                                                 2001       2000       2001       2000
                                              ---------  ---------  ---------  ---------
Revenues.................................... $  13,483  $   1,397  $  21,172  $   2,026
Cost of revenues............................    13,830      4,207     25,384      6,233
                                              ---------  ---------  ---------  ---------
  Gross loss................................      (347)    (2,810)    (4,212)    (4,207)
                                              ---------  ---------  ---------  ---------

Operating expenses:
  Sales and marketing.......................    10,945      7,086     27,656     10,524
  General and administrative................     8,059      3,910     14,964      6,066
  Research and development..................     3,816      2,013      7,760      3,070
  Litigation settlement.....................       400         --        400         --
                                              ---------  ---------  ---------  ---------
Total operating expenses....................    23,220     13,009     50,780     19,660
                                              ---------  ---------  ---------  ---------
Loss from operations........................   (23,567)   (15,819)   (54,992)   (23,867)
Interest and other income (expense), net....     1,273     (7,573)       740     (7,605)
                                              ---------  ---------  ---------  ---------
Net loss....................................   (22,294)   (23,392)   (54,252)   (31,472)
Dividend related to beneficial conversion
 feature of preferred stock.................        --    (44,150)   (11,191)   (44,150)
                                              ---------  ---------  ---------  ---------
Net loss available to common stockholders... $ (22,294) $ (67,542) $ (65,443) $ (75,622)
                                              =========  =========  =========  =========
Net loss available to common stockholders,
 basic and diluted.......................... $   (0.50) $  (12.31) $   (1.67) $  (14.19)
                                              =========  =========  =========  =========
Shares used in computing net loss per share
 available to common stockholders, basic
 and diluted................................    44,518      5,489     39,077      5,329
                                              =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                     2001       2000
                                                                  ---------  ---------
Cash Flows from Operating Activities:
 Net loss....................................................... $ (54,252) $ (31,472)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of deferred stock compensation..................    11,785      3,548
   Depreciation and amortization................................     3,243        708
   Loss on retirement of assets.................................        35         --
   Allowance for doubtful accounts..............................       340         --
   Non-cash interest income on notes receivable.................       (88)        --
   Non-cash interest expense on convertible
    subordinated note...........................................     1,803      7,815
   Non-cash accretion on marketable securities..................      (973)        --
   Changes in Operating Assets and Liabilities:
    Accounts receivable.........................................    (5,750)    (1,396)
    Deferred costs..............................................      (105)      (578)
    Inventories.................................................      (311)      (189)
    Other current assets........................................    (1,389)    (1,807)
    Accounts payable............................................    (4,200)    (1,328)
    Accrued liabilities.........................................    (2,282)     6,991
    Deferred revenue............................................       (37)       468
                                                                  ---------  ---------
      Net cash used in operating activities.....................   (52,181)   (17,240)
                                                                  ---------  ---------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment......................    (8,420)    (2,754)
 Decrease (increase) in restricted cash.........................    12,663    (13,303)
 Purchases of marketable securities.............................   (72,304)    (2,927)
 Proceeds from sales and maturities of marketable securities....    30,837      5,253
 Change in other assets.........................................    (1,120)        --
                                                                  ---------  ---------
     Net cash used in investing activities......................   (38,344)   (13,731)
                                                                  ---------  ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock, net of repurchases.....   127,395        274
 Proceeds from issuance of prefered stock, net of issuance costs        --     68,230
 Proceeds from convertible subordinated notes...................        --     14,000
 Proceeds from draw down of line of credit......................        --      5,000
 Proceeds from payment on stockholders' notes receivable........        28         --
 Payments on loan and capital leases............................      (225)      (478)
                                                                  ---------  ---------
      Net cash provided by financing
        activities..............................................   127,198     87,026
                                                                  ---------  ---------
Net Increase in Cash and Cash Equivalents.......................    36,673     56,055
Cash and Cash Equivalents at Beginning of Period................     2,828      6,832
                                                                  ---------  ---------
Cash and Cash Equivalents at End of Period...................... $  39,501  $  62,887
                                                                  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2001, and for the three months and six months ended June 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Align Technology, Inc. and its wholly-owned subsidiaries (collectively "Align" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements statements and notes for the year ended December 31, 2000.

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 30, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

3. INVENTORIES

Inventories comprise (in thousands):

                                                      June 30,   December 31,
                                                        2001       2000
                                                      ---------  ---------

Raw materials....................................... $   1,371  $   1,183
Work in progress....................................       154        294
Finished goods......................................       810        547
                                                      ---------  ---------
Total inventories................................... $   2,335  $   2,024
                                                      =========  =========

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

The following is a reconciliation of the numerator (net loss available to common stockholders) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data (unaudited)):

                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                      --------------------  --------------------
                                                        2001       2000       2001       2000
                                                      ---------  ---------  ---------  ---------
Basic and diluted:
Net loss available to common stockholders........... $ (22,294) $ (67,542) $ (65,443) $ (75,622)
                                                      =========  =========  =========  =========

Weighted average common stock outstanding...........    47,807      6,150     42,480      5,931
Less: Weighted-average shares subject to repurchase.    (3,289)      (661)    (3,403)      (602)
                                                      ---------  ---------  ---------  ---------
Weighted-average shares used in basic and diluted
 net loss per share.................................    44,518      5,489     39,077      5,329
                                                      =========  =========  =========  =========

Net loss per share available to common stockholders. $   (0.50) $  (12.31) $   (1.67) $  (14.19)
                                                      =========  =========  =========  =========

The following table sets forth potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands, unaudited):

                                                            June 30,
                                                      --------------------
                                                        2001       2000
                                                      ---------  ---------
Preferred stock (as if converted)...................        --     24,351
Options to purchase common stock....................     5,688      1,970
Common stock subject to repurchase..................     3,180      1,060
Warrants............................................        --        646
                                                      ---------  ---------
                                                         8,868     28,027
                                                      =========  =========

Note that the share counts are the same for both the three-months and six- months periods.

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

6. COMPREHENSIVE INCOME

Comprehensive income consists entirely of unrealized gains on available-for-sale securities at June 30, 2001 and December 31, 2000.

7. LITIGATION SETTLEMENT

In February 2001 Align was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align's policy of selling the Invisalign System exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing and pending approval from the court and the completion of definitive documentation, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. The remaining total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. To date, the Company has not engaged in a business combination and the adoption of SFAS No. 141 had no impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during fiscal year 2002. To date, the Company has not recorded goodwill or other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking (i) the Company currently believes it will be at least 6 months before we are able to achieve positive gross margins, (ii) sales of our Invisalign Systems are expected to continue to represent substantially all of our revenue in the future, and (iii) other statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in " Factors That May Affect Future Results." These factors could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited financial statements and notes for the year ended December 31, 2000.

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

While our expansion outside of our domestic market is still in the initial stages, we do incur substantial operating costs outside of our domestic market. Two of our key production steps are performed in operations located outside of the U.S. In our facilities in Pakistan, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted via the Internet back to the U.S. These files form the basis of our ClinCheck product and are used for the manufacture of Aligner molds. In addition, a third party manufacturer in Mexico fabricates and performs finishing work on completed Aligners and ships the completed products to our customers. Our costs associated with these operations are denominated in Pakistani rupees and Mexican pesos. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations including, among others, difficulties in staffing and managing international operations, controlling quality of manufacture, political, social and economic instability, interruptions and limitations in telecommunication services, product or material transportation delays or disruption, and trade restrictions and changes in tariffs. However, we believe these risks are mitigated in Pakistan by the fact that our operations there do not involve the shipping or manufacturing of any physical products, and in Mexico by the fact that our operations there are governed under the provisions of the North American Free Trade Agreement, or NAFTA.

As of June 30, 2001, we had an accumulated deficit of $162.9 million. We expect to have net operating losses and negative operating cash flows for at least the next 18 months due, in part, to our national consumer advertising campaign, the expansion of manufacturing capacity, our launching of our international sales and marketing efforts and continued research and development efforts.

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

Historically, we have shipped Aligners in batches. The first batch, which typically represented the first several months of treatment, was produced once the prescribing orthodontist approved ClinCheck. Thereafter, Aligners were sent at approximately six month intervals until completion of treatment. In mid- February 2001, for cases where ClinCheck was approved, we began shipping all the Aligners in a single batch. In addition, we began accelerating the shipments of Aligners for cases where ClinCheck was approved prior to mid- February 2001.

Fees from the sale of ClinCheck and Aligners, taken together, are treated as revenues from a single System. For cases where ClinCheck was approved prior to mid-February, revenues associated with a given case are recognized ratably as batches of Aligners are shipped to the orthodontist. For orders placed subsequent to notification of our change to single batch shipments, all of the revenues associated with a given case, including ClinCheck fees, are recognized at the time the Aligners are shipped. The costs of producing the ClinCheck treatment plan, which are incurred prior to the production of Aligners, are capitalized and recognized as related revenue is earned. In the cases where we expect a net loss, the entire loss is recognized immediately.

Results of Operations

Revenues. Revenues for the quarter ended June 30, 2001 increased to $13.5 million, compared with $1.4 million for the quarter ended June 30, 2000. Revenues for the six-month period ended June 30, 2001 were $21.2 million, compared with $2.0 million for the same six-month period of fiscal 2000. The increases in revenues for both the three-month and six-month period in 2001 as compared to the 2000 periods were primarily due to increased product awareness generated by our national advertising campaign that was launched in the U.S. in September 2000 and the training of over 70% of all practicing U.S. and Canadian orthodontists to use the Invisalign System.

Revenues from our Invisalign System accounted for $13.4 million of revenues for the quarter ended June 30, 2001 compared to $0.9 million for the quarter ended June 30, 2000. The balance of our revenues for the quarters ending June 30, 2001 and 2000 represented sales of our dental impression machines and freight revenues. We expect to sell a dental impression machine to an orthodontist only once, if at all. Accordingly, sales of our Invisalign Systems are expected to continue to represent substantially all of our revenue in the future.

Cost of revenues. Cost of revenues for the quarter ended June 30, 2001 was $13.8 million, compared with $4.2 million for the quarter ended June 30, 2000. Cost of revenues for the six-month period ended June 30, 2001 was $25.4 million, compared with $6.2 million for the same six-month period of fiscal 2000. Cost of revenues increased due to increases in product shipment in fiscal 2001. Cost of revenues includes the salaries of staff involved in production, the cost of materials and packaging used in production and shipping, depreciation on the capital equipment used in the production process, unabsorbed manufacturing capacity that resulted from our substantial increase in our manufacturing capacity in fiscal 2000 and an allocation of the cost of facilities. Our gross loss is and will be primarily affected by changes in manufacturing volume, manufacturing capacity and changes in our pricing policies. We currently believe it will be at least 6 months before we are able to achieve positive gross margins.

Sales and marketing expenses. Sales and marketing expenses for the quarter ended June 30, 2001 were $10.9 million, compared with $7.1 million for the quarter ended June 30, 2000. Sales and marketing expenses for the six-month period ended June 30, 2001 were $27.7 million, compared with $10.5 million for the same six-month period of fiscal 2000. Sales and marketing expenses include sales force compensation together with expenses for professional marketing, principally, conducting training workshops and market surveys, advertising and attending orthodontic trade shows. This increase resulted primarily from increases in advertising expenses and increases in headcount and related expenses. We expect sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel, initiate additional marketing and advertising campaigns to support our product and establish sales and marketing personnel in additional domestic and international locations.

General and administrative expenses. General and administrative expenses for the quarter ended June 30, 2001 were $8.1 million, compared with $3.9 million for the quarter ended June 30, 2000. General and administrative expenses for the six-month period ended June 30, 2001 were $15.0 million, compared with $6.1 million for the same six-month period of fiscal 2000. General and administrative expenses include costs for the compensation of administrative personnel, outside consulting services, facilities, legal expenses and general corporate expenses. The increase was primarily attributable to increased headcount and administrative costs relating to being a public company. We expect general and administrative expenses to continue to increase in the future to support expanding business activities and additional administrative costs related to being a public company.

Research and development expenses. Research and development expenses for the quarter ended June 30, 2001 were $3.8 million, compared with $2.0 million for the quarter ended June 30, 2000. Research and development expenses for the six-month period ended June 30, 2001 were $7.8 million, compared with $3.1 million for the same six-month period of fiscal 2000. Research and development expenses include the costs associated with software engineering, the costs of designing, developing and testing our products and the conduct of both clinical and post-marketing trials. We expense our research and development costs as they are incurred. The increase in research and development expenses from year to year were primarily due to an increase in headcount and related expenses and increased expenses related to outsourced software development. We expect research and development expenses to continue to increase in the future.

Litigation settlement. Litigation settlement expense resulted from a settlement of a class action lawsuit. In February 2001, a class action lawsuit was filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align's policy of selling the Invisalign System exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing and pending approval from the court and the completion of definitive documentation, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. The remaining total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years.

Interest and other income (expense), net. Interest and other income (expense) for the quarter ended June 30, 2001 was $1.3 million, compared with ($7.6) million for the quarter ended June 30, 2000. Other income (expense) for the six-month period ended June 30, 2001 was $740,000, compared with ($7.6) million for the same six-month period of fiscal 2000. Other income in fiscal 2001 was primarily due to the interest generated on the net proceeds from the issuance of common stock principally through our initial public offering, which was partially offset by non-cash interest expense of $1.8 million related to the beneficial conversion feature embedded in convertible subordinated notes. The $1.8 million was recorded in January 2001.

Dividend related to beneficial conversion feature of preferred stock. In January 2001, we recorded a dividend related to the beneficial conversion feature of preferred stock of $11.2 million, which represents the difference between the conversion price and the fair value per share of the common stock on the commitment date for Series D preferred stock.

Deferred compensation expense. Deferred compensation expense for the quarter ended June 30, 2001 was $6.1 million, compared with $2.9 million for the quarter ended June 30, 2000. Deferred compensation expense for the six-month period ended June 30, 2001 was $11.8 million, compared with $3.5 million for the same six-month period of fiscal 2000. Amortization of deferred stock-based compensation has been allocated to cost of revenues, sales and marketing, general and administrative and research and development expenses. The increase in deferred compensation expense was due to the granting of stock options and stock purchase rights to newly hired employees. From inception through June 30, 2001 we have amortized a total of $25.6 million of deferred stock-based compensation, leaving an unamortized balance of $68.7 million on our June 30, 2001 unaudited condensed consolidated balance sheet.

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of June 30, 2001, we had $97.9 million in cash and cash equivalents and marketable securities and an accumulated deficit of $162.9 million. Additionally, we have $3.3 million of restricted cash of which $2.8 million is held in an escrow account to fund our national advertising campaign.

Net cash used in operating activities totaled $52.2 million and $17.2 million for the six-months ended June 30, 2001 and 2000, respectively. In each of these periods net cash used by operating activities consisted primarily of net operating losses, partially offset by increases in depreciation and amortization, non-cash interest expense derived from a beneficial conversion feature on a convertible subordinated note, subsequently converted to Series D preferred stock and amortization of deferred stock-based compensation.

Net cash used in investing activities totaled $38.3 million for six-month period ended June 30, 2001 versus $13.7 million for the six-month period ended June 30, 2000. For the six-month period ended June 30, 2001, net cash used in investing activities consisted primarily of purchases of property and equipment and marketable securities offset by sales and maturities of marketable securities and a decrease in restricted cash. For the six month period ended June 30, 2000, net cash used in investing activities consisted primarily of purchase of property and equipment and an increase in restricted cash, offset by maturities of marketable securities.

Net cash provided by financing activities was $127.2 million and $87.0 for the six-month period ended June 30, 2001 and 2000, respectively. In January 2001, we completed our initial public offering of 10 million shares of common stock. In March 2001, the underwriters exercised an overallotment option for 628,706 shares. Net proceeds to us were approximately $126.2 million. During the six-month period ended June 30, 2000, we sold $14.0 million of convertible promissory notes to preferred stockholders. In May and June 2000, we sold $72.0 million of preferred stock to investors. Also in May 2000, the convertible promissory notes were converted to preferred stock.

We expect that our operating expenses will increase with an overall increase in the level of our business activity, including increased sales and the related costs of products sold, our national consumer advertising campaign, continuing efforts to expand our manufacturing capacity, increases in our international sales and marketing efforts, research and development and other costs. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. We believe our current cash balance will be sufficient to meet our operating, working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. To date, the Company has not engaged in a business combination and the adoption of SFAS No. 141 had no impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during fiscal year 2002. To date, the Company has not recorded goodwill or other intangible assets.

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

We intend to increase our operating expenses as we continue to:

  scale our manufacturing operations;
  develop new software and increase the automation of our manufacturing processes;
  execute our national direct to consumer marketing campaign;
  increase the size of our sales force and orthodontist training staff;
  increase our international sales and marketing efforts;
  undertake quality assurance and improvement initiatives; and
  increase our general and administrative functions to support our growing operations.

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

We were incorporated in April 1997 and began commercial sales of our Invisalign System in July 1999. Thus, we have a limited operating history, which makes an evaluation of our future prospects and your investment in our stock difficult. In addition, we expect our future quarterly and annual operating results to fluctuate as we increase our commercial sales. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

  changes in the timing of product orders;
  unanticipated delays in production caused by insufficient capacity or in the introduction of new production processes;
  inaccurate forecasting of revenue, production and other operating costs; and
  the development and marketing of directly competitive products by potential competitors.

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

As of June 30, 2001, approximately 3,300 orthodontists have submitted one or more cases to us. Our success depends upon increasing acceptance by orthodontists and dentists of the Invisalign System. The Invisalign System requires orthodontists and their staff to undergo special training and learn to interact with patients in new ways and to interact with us as a supplier. In addition, because our Invisalign System has only been in clinical testing since July 1997 and commercially available since July 1999, orthodontists may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption by orthodontists will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products and our provision of effective sales support, training and service. In the future, unanticipated poor clinical performance of the Invisalign System could result in significant adverse publicity and consequently in reduced acceptance by orthodontists. If our Invisalign System does not achieve growing acceptance in the orthodontic and dental communities, our operating results will be harmed.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2001, we have six issued U.S. patents and 56 pending U.S. patent applications. We have 11 foreign-issued patents and 121 pending foreign patent applications. We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not issue as patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws.

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

Extensive litigation over patents and other intellectual property rights is common in the medical device industry. We have been sued for infringement of another party's patent in the past and, while that action has been dismissed, we may be the subjects of patent or other litigation in the future.

In January 2000, Ormco Corporation filed suit against us asserting an infringement of U.S. Patent Nos. 5,447,432 and 5,683,243. The complaint sought unspecified monetary damages and equitable relief. The complaint alleged that the Invisalign System infringed certain claims of the two patents relating to computer modeling of an ideal dentition and the production of orthodontic appliances based upon the ideal dentition. The suit has been dismissed but can be recommenced under certain circumstances. See "Part II. Item 1--Legal Proceedings." If the Ormco suit were recommenced and if Ormco were to prevail, we would have to seek a license from Ormco, which license might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction, which could materially adversely affect our business.

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

  problems involving production yields;
  shortages of key manufacturing equipment;
  shortages of qualified personnel, in particular dental and orthodontic personnel;
  failure to develop new software processes; and
  compliance with applicable Quality System regulations enforced by the FDA.

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

Two of our key production steps are performed in manufacturing operations located outside the U.S. We currently rely on our facilities in Pakistan to create electronic treatment plans with the assistance of sophisticated software. We employ approximately 500 people in Lahore, Pakistan, in this effort. We anticipate that we will need to expand our personnel and facilities in Pakistan in order to scale our manufacturing operations. In addition, we rely on third party manufacturers in Mexico to fabricate Aligners and to ship the completed product to customers. Our reliance on international operations exposes us to risks and uncertainties, including:

  difficulties in staffing and managing international operations;
  controlling quality of manufacture;
  political, social and economic instability;
  interruptions and limitations in telecommunication services;
  product or material transportation delays or disruption;
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

Our headcount increased from 50 employees as of June 30, 1999 to approximately 1,100 employees as of June 30, 2001. In mid-2000, we approved major renovations and expansions to our existing facilities. We expect that our growth will place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls both in the U.S. and internationally. In particular, continued growth increases the challenges involved in a number of areas, including: recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to manage this growth effectively would harm our business.

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

Our products are medical devices and subject to extensive regulation in the U.S. and internationally. FDA regulations are wide ranging and govern, among other things:

  product design, development, manufacture and testing;
  product labeling;
  product storage;
  pre-market clearance or approval;
  advertising and promotion; and
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

  storage, transmission and disclosure of medical information and healthcare records;
  prohibitions against the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services or goods; and
  the marketing and advertising of our products.

Complying with these laws and regulations could be expensive and time- consuming, and could increase our costs or reduce or eliminate certain of our activities or our revenues.

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

We have incurred significant operating losses, negative operating cash flows since inception and have not achieved profitability. As of June 30, 2001, we had an accumulated deficit of approximately $162.9 million.

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

  quarterly variations in our results of operations;
  changes in recommendations by the investment community or in their estimates of our revenues or operating results;
  speculation in the press or investment community;
  strategic actions by our competitors, such as product announcements or acquisitions; and
  general market conditions.

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

The interest of management could conflict with the interest of our other stockholders. As of June 30, 2001, our executive officers, directors and principal stockholders beneficially owned, in total, approximately 53% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of the Company, which in turn could reduce the market price of our stock.

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

We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. The long-term debt at June 30, 2001 consists only of outstanding balances on lease obligations.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2002 and the interest rates are primarily fixed. Our capital lease obligations of $1.7 million at June 30, 2001 represent obligations under two agreements which carry fixed interest rates of 6.53% and 11.15% per annum with principle payments due in 60 and 48 equal annual installments, respectively, beginning in 2000.

Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

  The available-for-sale securities will fall in value if market interest rates increase.
  Our ability to pay long-term debts at maturity.
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

Currency Rate Risk. Our primary currency rate risk exposures relate to:

  Our decentralized or outsourced operations, whereby approximately $5.0 million of our expenses are related to operations outside the United States, denominated in currencies other than the U.S. dollar.
  Our investments in a foreign subsidiary being directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies.

We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2001 Align Technology was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align Technology's policy of selling the Invisalign System exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing and pending approval from the court and the completion of definitive documentation, the company reached an agreement in principle with the plaintiffs to settle the lawsuit. The remaining total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities. On January 25, 2001 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-49932) relating to our initial public offering of our common stock. The 10,000,000 shares offered by us under the Registration Statement were sold at a price of $13.00 per share on January 31, 2001. The managing underwriters for the offering were Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc., JP Morgan and Robertson Stephens. The underwriters also exercised an overallotment option on March 15, 2001 for 628,706 shares. The overallotment shares were sold at a price of $13.00 per share. The aggregate proceeds to the Company from the offering were $128.5 million after deducting the underwriting discounts and commissions of $9.7 million, and exclude expenses incurred in connection with the offering of approximately $2.3 million. Of the net proceeds, as of June 30, 2001, we have used net offering proceeds to purchase plant machinery and equipment, leasehold improvements and working capital in the amounts of approximately $7.3 million, $766,000 and $28.7 million, respectively. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of equity securities of the issuer, or to any affiliates of the issuer in connection with the offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 15, 2001. Both matters voted on were approved. The results are as follows:

PROPOSAL I

The following directors were elected at the meeting to serve until our annual meeting following the end of fiscal year 2001 or until their successors are duly elected and qualified:

                                                Authority
                                    For          Withheld
                                ------------   ------------
Zia Chishti                     32,897,442       235,265
Kelsey Wirth                    32,896,992       235,715
H. Kent Bowen                   33,122,342       10,365
Brian Dovey                     33,122,342       10,365
Joe Lacob                       33,122,312       10,395
Mark Logan                      33,122,342       10,365

PROPOSAL II

The proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 was approved.

    For          Against     Abstained
------------   ------------  ---------
 32,969,957       160,300      2,450

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit Number	Description
None.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Align Technology, Inc.

(Registrant)

Dated: August 9, 2001

By:	/s/ Stephen J. Bonelli

Stephen J. Bonelli
Chief Financial Officer and Vice President, Finance (Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Description
None.	None.