Form 10-Q
period 2001-09-30
ALIGN TECHNOLOGY INC
filed 2001-11-14
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 2001 was 47,908,014.

Align Technology, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                       September 30, December 31,
                                                           2001         2000
                                                       -----------  ------------
                        ASSETS
Current assets:
 Cash and cash equivalents........................... $    65,394  $      2,828
 Restricted cash.....................................       1,204        15,986
 Marketable securities, short-term...................      11,214         9,633
 Accounts receivable, net............................       9,368         4,465
 Inventories.........................................       1,908         2,024
 Deferred costs......................................         855         2,431
 Other current assets................................       3,376         3,995
                                                       -----------  ------------
  Total current assets...............................      93,319        41,362
 Property and equipment, net.........................      25,789        21,100
 Marketable securities, long-term....................       8,067         6,251
 Other assets........................................       3,562         1,848
                                                       -----------  ------------
  Total assets....................................... $   130,737  $     70,561
                                                       ===========  ============

        LIABILITIES, CONVERTIBLE PREFERRED STOCK
          AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.................................... $     2,962  $      5,541
 Accrued liabilities.................................      10,532        14,753
 Deferred revenue....................................       1,049         2,350
 Current portion of capital lease obligations........         473           445
                                                       -----------  ------------
  Total current liabilities..........................      15,016        23,089
 Capital lease obligations, net of current portion...       1,105         1,455
                                                       -----------  ------------
  Total liabilities..................................      16,121        24,544
                                                       -----------  ------------
Contingencies (Notes 5 and 9)

Convertible preferred stock..........................          --       130,691
                                                       -----------  ------------
Stockholders' equity (deficit):
 Common stock........................................           5             1
 Additional paid-in capital..........................     359,923       105,828
 Deferred stock-based compensation...................     (58,476)      (80,160)
 Notes receivable from stockholders..................      (1,836)       (1,814)
 Accumulated other comprehensive income..............         357            73
 Accumulated deficit.................................    (185,357)     (108,602)
                                                       -----------  ------------
  Total stockholders' equity (deficit)...............     114,616       (84,674)
                                                       -----------  ------------
  Total liabilities, convertible preferred stock
     and stockholders' equity (deficit).............. $   130,737  $     70,561
                                                       ===========  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                              --------------------  --------------------
                                                 2001       2000       2001       2000
                                              ---------  ---------  ---------  ---------
Revenues.................................... $  12,912  $   1,439  $  34,084  $   3,465
Cost of revenues............................    11,265      5,309     36,649     11,542
                                              ---------  ---------  ---------  ---------
  Gross profit (loss).......................     1,647     (3,870)    (2,565)    (8,077)
                                              ---------  ---------  ---------  ---------

Operating expenses:
  Sales and marketing.......................    11,940      9,140     39,596     19,664
  General and administrative................     9,289      6,283     24,253     12,349
  Research and development..................     3,444      2,834     11,204      5,904
  Litigation settlement.....................        --         --        400         --
                                              ---------  ---------  ---------  ---------
Total operating expenses....................    24,673     18,257     75,453     37,917
                                              ---------  ---------  ---------  ---------
Loss from operations........................   (23,026)   (22,127)   (78,018)   (45,994)
Interest and other income (expense), net....       523        288      1,263     (7,317)
                                              ---------  ---------  ---------  ---------
Net loss....................................   (22,503)   (21,839)   (76,755)   (53,311)
Dividend related to beneficial conversion
 feature of preferred stock.................        --         --    (11,191)   (44,150)
                                              ---------  ---------  ---------  ---------
Net loss available to common stockholders... $ (22,503) $ (21,839) $ (87,946) $ (97,461)
                                              =========  =========  =========  =========
Net loss per share available to common
 stockholders basic and diluted............. $   (0.50) $   (3.84) $   (2.14) $  (17.94)
                                              =========  =========  =========  =========
Shares used in computing net loss per share
 available to common stockholders, basic
 and diluted................................    45,035      5,682     41,098      5,434
                                              =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                       Nine Months Ended
                                                                           September 30,
                                                                     --------------------
                                                                        2001       2000
                                                                     ---------  ---------
Cash Flows from Operating Activities:
 Net loss.......................................................... $ (76,755) $ (53,311)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of deferred stock compensation.....................    16,786      7,903
   Compensation expense for accelerated vesting of stock options...       218        405
   Depreciation and amortization...................................     5,221      2,241
   Loss on retirement of assets....................................        35         --
   Allowance for doubtful accounts.................................     1,231        267
   Non-cash interest income on notes receivable....................      (131)        --
   Non-cash interest expense on bridge loans.......................     1,803      7,689
   Non-cash accretion on marketable securities.....................    (1,274)        --
   Changes in Operating Assets and Liabilities:
    Accounts receivable............................................    (6,134)    (2,132)
    Deferred costs.................................................     1,576     (1,380)
    Inventories....................................................       116       (301)
    Other current assets...........................................    (1,263)    (2,740)
    Accounts payable...............................................    (1,865)     9,190
    Accrued liabilities............................................    (3,848)       (17)
    Deferred revenue...............................................    (1,301)     1,026
                                                                     ---------  ---------
      Net cash used in operating activities........................   (65,585)   (31,160)
                                                                     ---------  ---------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment.........................   (10,480)    (7,877)
 Decrease (increase) in restricted cash............................    14,782    (17,787)
 Purchases of marketable securities................................   (72,088)    (4,013)
 Proceeds from sales and maturities of marketable securities.......    70,249      5,339
 Change in other assets............................................    (1,714)        --
                                                                     ---------  ---------
     Net cash provided by (used in) investing activities...........       749    (24,338)
                                                                     ---------  ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock, net of repurchases........   127,662        642
 Proceeds from issuance of preferred stock, net of issuance costs..        --     68,177
 Proceeds from convertible subordinated notes......................        --     14,000
 Proceeds from draw down of line of credit.........................        --      5,000
 Repayment of line of credit.......................................        --     (5,000)
 Payments on loan and capital leases...............................      (339)      (213)
 Proceeds from payment on stockholders' notes receivable...........        79         --
                                                                     ---------  ---------
      Net cash provided by financing
        activities.................................................   127,402     82,606
                                                                     ---------  ---------
Net Increase in Cash and Cash Equivalents..........................    62,566     27,108
Cash and Cash Equivalents at Beginning of Period...................     2,828      6,832
                                                                     ---------  ---------
Cash and Cash Equivalents at End of Period......................... $  65,394  $  33,940
                                                                     =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2001, and for the three months and nine months ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Align Technology, Inc. and its wholly-owned subsidiaries (collectively "Align" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000, included in the Company's Annual Report Form 10K/A.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. INITIAL PUBLIC OFFERING

In January 2001, the Company completed an initial public offering of 10 million shares of common stock. In March 2001, the underwriters exercised an overallotment option for 628,706 shares. Net proceeds to the Company were approximately $126.2 million.

As of January 25, 2001, because the Company issued 3,591,458 shares of common stock in excess of the 3,331,978 shares of common stock permitted, as defined in the certificate of incorporation, the Company was required to issue 790,342 shares of common stock upon the conversion of the preferred stock in addition to 419,700 shares as of December 31, 2000. As a result, the Company recorded a deemed dividend based on the fair value of the common stock at the commitment date of $11,191,000 related to the preferred stock sold and a charge to interest expense of $1,803,000 for the beneficial conversion feature embedded in convertible subordinated notes, that previously converted, in January 2001.

3. INVENTORIES

Inventories comprise (in thousands):

                                                    September 30,   December 31,
                                                         2001            2000
                                                    --------------  --------------

Raw materials..................................... $        1,393  $        1,183
Work in progress..................................            144             294
Finished goods....................................            371             547
                                                    --------------  --------------
Total inventories................................. $        1,908  $        2,024
                                                    ==============  ==============

4. NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock.

The following is a reconciliation of the numerator (net loss available to common stockholders) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data ):

                                                          Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                         ------------------------  ------------------------
                                                            2001         2000         2001         2000
                                                         -----------  -----------  -----------  -----------
Basic and diluted:
Net loss available to common stockholders.............. $   (22,503) $   (21,839) $   (87,946) $   (97,461)
                                                         ===========  ===========  ===========  ===========

Weighted average common stock outstanding..............      47,880        6,903       44,300        6,254
Less: Weighted-average shares subject to repurchase....      (2,845)      (1,221)      (3,202)        (820)
                                                         -----------  -----------  -----------  -----------
Weighted-average shares used in basic and diluted
 net loss per share....................................      45,035        5,682       41,098        5,434
                                                         ===========  ===========  ===========  ===========

Net loss per share available to common stockholders.... $     (0.50) $     (3.84) $     (2.14) $    (17.94)
                                                         ===========  ===========  ===========  ===========

The following table sets forth potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the three and nine- month periods indicated (in thousands):

                                                               September 30,
                                                         ------------------------
                                                            2001         2000
                                                         -----------  -----------
Preferred stock (as if converted)......................          --       24,351
Options to purchase common stock.......................       5,583        4,305
Common stock subject to repurchase.....................       2,437        1,394
Warrants...............................................          --          646
                                                         -----------  -----------
                                                              8,020       30,696
                                                         ===========  ===========

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

6. COMPREHENSIVE INCOME

Comprehensive income consists entirely of unrealized gains on available-for-sale securities at September 30, 2001 and December 31, 2000.

7. LITIGATION SETTLEMENT

In February 2001 Align was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align's policy of selling the Invisalign System exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing the company has entered into a Stipulation and Agreement of Settlement with the plaintiffs to settle the lawsuit. The total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years. The settlement is subject to the approval of the court.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141("SFAS 141"), " Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after September 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. To date, the Company has not engaged in a business combination and the adoption of SFAS No. 141 has no impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 during fiscal year 2002. To date, the Company has not recorded goodwill or other intangible assets.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

9. SUBSEQUENT EVENTS

In October 2001, the Company signed an exclusive marketing and sales agreement for the distribution of the Invisalign System to non-orthodontic dentists in the United States and Canada. Under the terms of the agreement, the distributor must maintain certain sales quotes. In exchange, the Company will spend specified minimum amounts on consumer advertising.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, the following statements are forward-looking (i) we expect general and administrative expenses to continue to increase in the future, (ii) sales of our Invisalign Systems are expected to continue to represent substantially all of our revenue in the future, and (iii) other statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in " Factors That May Affect Future Results." These factors could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward- looking statements. The Company undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited consolidated financial statements and notes for the year ended December 31, 2000.

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

The Invisalign System has two components: ClinCheck and Aligners. ClinCheck is an Internet-based application that allows orthodontists and dentists to simulate treatment, in three dimensions, by modeling two-week stages of tooth movement. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck simulation. Aligners are customized to perform the treatment prescribed for an individual patient by an orthodontist using ClinCheck.

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

While our expansion outside of our domestic market is still in the initial stages, we do incur substantial operating costs outside of our domestic market. Two of our key production steps are performed in operations located outside of the U.S. In our facilities in Pakistan, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted via the Internet back to the U.S. These files form the basis of our ClinCheck product and are used for the manufacture of Aligner molds. In addition, a third party manufacturer in Mexico fabricates and performs finishing work on completed Aligners and ships the completed products to our customers. Our costs associated with these operations are denominated in Pakistani rupees and Mexican pesos. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations including, among others, difficulties in staffing and managing international operations, controlling quality of manufacture, political, social and economic instability, interruptions and limitations in telecommunication services, product or material transportation delays or disruption, and trade restrictions and changes in tariffs. However, we believe these risks are mitigated in Pakistan by the fact that our operations there do not involve the shipping or manufacturing of any physical products, and in Mexico by the fact that our operations there are governed under the provisions of the North American Free Trade Agreement, or NAFTA. The Company is in the process of establishing facilities in other locations that are redundant to our Pakistan operation.

As of September 30, 2001, we had an accumulated deficit of $185.4 million. We expect to have net operating losses and negative operating cash flows for at least the next 18 months due, in part, to our national consumer advertising campaign, the expansion of manufacturing capacity, our launching of our international sales and marketing efforts and continued research and development efforts.

We earn revenue primarily from the sale of our Invisalign System. Our revenue consists of the ClinCheck fee and the charge for Aligners. We charge orthodontists a fixed fee for the treatment simulation viewed via ClinCheck on our website, Invisalign.com. This fee is invoiced when the orthodontist orders ClinCheck prior to the production of Aligners. In addition, we charge orthodontists a fee for Aligners upon shipment.

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

Historically, we have shipped Aligners in batches. The first batch, which typically represented the first several months of treatment, was produced once the prescribing orthodontist approved ClinCheck. Thereafter, Aligners were sent at approximately nine month intervals until completion of treatment. In mid- February 2001, for cases where ClinCheck was approved, we began shipping all the Aligners in a single batch. In addition, we began accelerating the shipments of Aligners for cases where ClinCheck was approved prior to mid- February 2001.

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

Results of Operations

Revenues. Revenues for the quarter ended September 30, 2001 increased to $12.9 million, compared with $1.4 million for the quarter ended September 30, 2000. Revenues for the nine-month period ended September 30, 2001 were $34.1 million, compared with $3.5 million for the same nine-month period of fiscal 2000. The increase in revenues for both the three-month and nine-month periods in 2001 as compared to the comparable 2000 periods were primarily due to the increase in Invisalign System orders due to increased product awareness generated by our national advertising campaign that was launched in the U.S. in September 2000 and the training of over 70% of all practicing U.S. and Canadian orthodontists to use the Invisalign System. In addition, manufacturing cycle time for the Invisalign System decreased in 2001.

Revenues from our Invisalign System accounted for $12.8 million of revenues for the quarter ended September 30, 2001 compared to $1.2 million for the quarter ended September 30, 2000. The balance of our revenues for the quarters ended September 30, 2001 and 2000 represented sales of our dental impression machines and freight revenues.

Cost of revenues. Cost of revenues for the quarter ended September 30, 2001 was $11.3 million, compared with $5.3 million for the quarter ended September 30, 2000. Cost of revenues for the nine-month period ended September 30, 2001 was $36.6 million, compared with $11.5 million for the same nine-month period of fiscal 2000. Cost of revenues includes the salaries of staff involved in production, the cost of materials and packaging used in production and shipping, depreciation on the capital equipment used in the production process, unabsorbed manufacturing capacity that resulted from our substantial increase in our manufacturing capacity in fiscal 2000 and an allocation of the cost of facilities. For the quarter ending September 30, 2001, we achieved positive gross margins mainly due to efficiencies achieved in manufacturing as well as reducing over capacity in many areas. Our gross profit is and will be primarily affected by changes in manufacturing volume, manufacturing capacity and changes in our pricing policies.

Sales and marketing expenses. Sales and marketing expenses for the quarter ended September 30, 2001 were $11.9 million, compared with $9.1 million for the quarter ended September 30, 2000. Sales and marketing expenses for the nine- month period ended September 30, 2001 were $39.6 million, compared with $19.7 million for the same nine-month period of fiscal 2000. Sales and marketing expenses include sales force compensation together with expense of professional marketing, principally, conducting training workshops and market surveys, advertising and attending orthodontic trade shows. The increase in sales and marketing expense in 2001 resulted primarily from increases in advertising expenses and increases in headcount and related expenses. We expect sales and marketing expenses will increase in absolute dollars over the next year as we hire additional sales and marketing personnel, initiate additional marketing and advertising campaigns to support our product and establish sales and marketing personnel in additional international locations.

General and administrative expenses. General and administrative expenses for the quarter ended September 30, 2001 were $9.3 million, compared with $6.3 million for the quarter ended September 30, 2000. General and administrative expenses for the nine-month period ended September 30, 2001 were $24.3 million, compared with $12.3 million for the same nine-month period of fiscal 2000. General and administrative expenses include costs for the compensation of administrative personnel, outside consulting services, facilities, legal expenses and general corporate expenses. The increase was primarily attributable to increased headcount and administrative costs relating to being a public company. We expect general and administrative expenses to continue to increase in the future to support expanding business activities and additional administrative costs related to being a public company.

Research and development expenses. Research and development expenses for the quarter ended September 30, 2001 were $3.4 million, compared with $2.8 million for the quarter ended September 30, 2000. Research and development expenses for the nine-month period ended September 30, 2001 were $11.2 million, compared with $5.9 million for the same nine-month period of fiscal 2000. Research and development expenses include the costs associated with software engineering, the costs of designing, developing and testing our products and the conduct of both clinical and post-marketing trials. We expense our research and development costs as they are incurred. The absolute dollar increase in research and development expenses from year to year was primarily due to an increase in headcount and related expenses and increased expenses related to outsourced software development. We expect research and development expenses to continue to increase in absolute dollars in the future.

Litigation settlement. Litigation settlement expense resulted from a settlement of a class action lawsuit. In February 2001, a class action lawsuit was filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align's policy of selling the Invisalign System exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing, the Company has entered into a Stipulation and Agreement of Settlement with the plaintiffs. The total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years. The settlement is subject to tha approval of the court.

Interest and other income (expense), net. Interest and other income, net for the quarter ended September 30, 2001 was $523,000, compared with $288,000 for the quarter ended September 30, 2000. Interest and other income, net for the nine-month period ended September 30, 2001 was $1.3 million, compared with other expense of $7.3 million for the same nine-month period of fiscal 2000. Interest and other income in fiscal 2001 was primarily due to the interest generated on the net proceeds from the issuance of common stock principally through our initial public offering, which was partially offset by non-cash interest expense of $1.8 million related to the beneficial conversion feature embedded in convertible subordinated notes. The $1.8 million was recorded in January 2001.

Dividend related to beneficial conversion feature of preferred stock. In January 2001, we recorded a dividend related to the beneficial conversion feature of preferred stock of $11.2 million, which represents the difference between the conversion price and the fair value per share of the common stock on the commitment date for Series D preferred stock.

Deferred compensation expense. Deferred compensation expense for the quarter ended September 30, 2001 was $5.0 million, compared with $4.8 million for the quarter ended September 30, 2000. Deferred compensation expense for the nine- month period ended September 30, 2001 was $16.8 million, compared with $7.9 million for the same nine-month period of fiscal 2000. Amortization of deferred stock-based compensation has been allocated to cost of revenues, sales and marketing, general and administrative and research and development expenses. The increase in deferred compensation expense was due to the granting of stock options and stock purchase rights to employees prior to the Company's initial public offering. From inception through September 30, 2001 we have amortized a total of $30.8 million of deferred compensation, leaving an unamortized balance of $58.5 million on our September 30, 2001 unaudited condensed consolidated balance sheet.

During the three and nine-month periods ended September 30, 2001 and 2000, the Company accelerated the vesting of options to several employees in connection with severance packages. The accelerations were accounted for as a charge to the statement of operations. The charges are $218,000 and $405,000, for the three and nine- month periods ended September 30, 2001 and 2000, respectively. The charge was equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of September 30, 2001, we had $84.7 million in cash and cash equivalents and marketable securities and an accumulated deficit of $185.4 million. Additionally, we have $1.2 million of restricted cash of which $660,000 is held in an escrow account to fund our national advertising campaign.

Net cash used in operating activities totaled $65.6 million and $31.2 million for the nine-month periods ended September 30, 2001 and 2000, respectively. In each of these periods net cash used by operating activities consisted primarily of net operating losses, partially offset by increases in depreciation and amortization, non-cash interest expense derived from a beneficial conversion feature on a bridge loan, subsequently converted to Series D preferred stock and amortization of deferred stock-based compensation.

Net cash provided by investing activities totaled $749,000 for nine-month period ended September 30, 2001 versus net cash used in investing activities of $24.3 million for the nine-month period ended September 30, 2000. For the nine- month period ended September 30, 2001, net cash provided by investing activities consisted primarily of sales and maturities of marketable securities and a decrease in restricted cash, offset by purchases of property and equipment and marketable securities. For the nine-month period ended September 30, 2000, net cash used in investing activities consisted primarily of purchase of property and equipment and an increase in restricted cash, offset by proceeds from the sale and maturities of marketable securities.

Net cash provided by financing activities was $127.4 million and $82.6 for the nine-month periods ended September 30, 2001 and 2000, respectively. In January 2001, we completed our initial public offering of 10 million shares of common stock. In March 2001, the underwriters exercised an overallotment option for 628,706 shares. Net proceeds to us were approximately $126.2 million. During the nine-month period ended September 30, 2000, we sold $14.0 million of convertible promissory notes to preferred stockholders. In May and June 2000, we sold $72.0 million of preferred stock to investors. Also in May 2000, the convertible promissory notes were converted to preferred stock.

We expect that our operating expenses will increase with an overall increase in the level of our business activity, including increased sales and the related costs of products sold, our national consumer advertising campaign, continuing efforts to expand our manufacturing capacity, increases in our international sales and marketing efforts, research and development and other costs. The change of pattern of Aligner shipments in February 2001 has had a negligible effect on our cash flows. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. We believe that our current cash and cash equivalents, short-term and long-term marketable securities will be sufficient to meet our operating, working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

In November 2001, the Company committed approximately $830,000 for the purchase of 177 acres of land in Pakistan. As of September 30, 2001, the Company has purchased 23 acres of land in Pakistan for approximately $100,000.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141("SFAS 141"), "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after September 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. To date, the Company has not engaged in a business combination and the adoption of SFAS No. 141 has no impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 during fiscal year 2002. To date, the Company has not recorded goodwill or other intangible assets.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

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

We were incorporated in April 1997 and began sales of our Invisalign System in July 1999. Thus, we have a limited operating history, which makes an evaluation of our future prospects and your investment in our stock difficult. In addition, we expect our future quarterly and annual operating results to fluctuate as we increase our commercial sales. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

  changes in the timing of product orders;
  unanticipated delays in production caused by insufficient capacity, any disruptions in the manufacturing process or in the introduction of new production processes;
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

As of September 30, 2001, approximately 3,500 orthodontists have submitted one or more cases to us. Our success depends upon increasing acceptance by orthodontists and dentists of the Invisalign System. The Invisalign System requires orthodontists and their staff to undergo special training and learn to interact with patients in new ways and to interact with us as a supplier. In addition, because our Invisalign System has only been in clinical testing since July 1997 and commercially available since July 1999, orthodontists may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption by orthodontists will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products and our provision of effective sales support, training and service. In the future, unanticipated poor clinical performance of the Invisalign System could result in significant adverse publicity and consequently in reduced acceptance by orthodontists. If our Invisalign System does not achieve growing acceptance in the orthodontic and dental communities, our operating results will be harmed.

If consumers do not adopt our Invisalign System in sufficient numbers or as rapidly as we anticipate, our operating results will be harmed.

Our Invisalign System represents a significant change from traditional orthodontic treatment, and patients may be reluctant to accept it or may not find it preferable to conventional treatment. In addition, patients may not comply with recommended treatment guidelines which could compromise the effectiveness of their treatment. While we have generally received positive feedback from both orthodontists and patients regarding our Invisalign System as both an alternative to braces and as a clinical method for treatment of malocclusion, our success will depend upon the rapid acceptance of our System by the substantially larger number of potential patients to which we are now actively marketing. We have had a limited number of complaints from patients and prospective patients generally related to shipping delays and minor manufacturing irregularities. Market acceptance will depend in part upon the recommendations of dentists and orthodontists, as well as other factors including effectiveness, safety, reliability, improved treatment aesthetics and greater comfort and hygiene compared to conventional orthodontic products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. Adoption by consumers may also be impacted by general macroeconomic conditions and levels of consumer confidence and consumer spending. If consumers prove unwilling to adopt our Invisalign System as rapidly or in the numbers that we anticipate, our operating results will be harmed.

We are dependent on our international manufacturing operations, which exposes us to foreign operational and political risks that may harm our business.

Two of our key production steps are performed in manufacturing operations located outside the U.S. We currently rely on our facilities in Pakistan to create electronic treatment plans with the assistance of sophisticated software. We employ approximately 500 people in Lahore, Pakistan, most of whom are Pakistani, in this effort. In addition, we rely on third party manufacturers in Mexico to fabricate Aligners and to ship the completed product to customers. Our reliance on international operations exposes us to risks and uncertainties, including:

  political, social and economic instability;
  acts of war and acts of terrorism, particularly in light of the terrorist attacks of September 11, 2001;
  difficulties in staffing and managing international operations;
  controlling quality of manufacture;
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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2001, we have eight issued U.S. patents and 57 pending U.S. patent applications. We have 13 foreign-issued patents and 99 pending foreign patent applications. We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not issue as patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws.

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

Our headcount increased from approximately 340 employees as of September 30, 1999 to approximately 1,100 employees as of September 30, 2001. We expect that our growth will place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls both in the U.S. and internationally. In particular, continued growth increases the challenges involved in a number of areas, including: recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to manage this growth effectively would harm our business.

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

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all. We have recently launched sales of our product in Germany, France and the U.K. and intend to further expand our international operations. We do not know whether orthodontists, dentists and consumers will adopt our Invisalign System in sufficient numbers or as rapidly as we anticipate.

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

We have incurred significant operating losses, negative operating cash flows since inception and have not achieved profitability. As of September 30, 2001, we had an accumulated deficit of approximately $185.4 million.

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

The interest of management could conflict with the interest of our other stockholders. As of September 30, 2001, our executive officers, directors and principal stockholders beneficially owned, in total, approximately 51% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of the Company, which in turn could reduce the market price of our stock.

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

We are subject to interest rate risks on cash and cash equivalents, available- for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. The long- term debt at September 30, 2001 consists only of outstanding balances on lease obligations.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2002 and the interest rates are primarily fixed. Our capital lease obligations of $1.6 million at September 30, 2001 represent obligations under two agreements which carry fixed interest rates of 6.53% and 11.15% per annum with principle payments due in 60 and 48 equal annual installments, respectively, which began in 2000.

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

Currency Rate Risk. Our primary currency rate risk exposures relate to:

  Our decentralized or outsourced operations, whereby approximately $9.5 million of our expenses for the nine-month period ended September 20, 2001 are related to operations outside the United States, denominated in currencies other than the U.S. dollar.
  Our investments in a foreign subsidiary being directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies.

We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2001 Align Technology was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align Technology's policy of selling the Invisalign System exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing, the company entered into a Stipulation and Agreement of Settlement with the plaintiffs to settle the lawsuit. The total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years. The settlement is subject to the approval of the court.

In January 2000, Ormco Corporation filed suit against us asserting infringement of U.S. Patent Nos. 5,447,432 and 5,683,243. The complaint sought unspecified and monetary damages and injunctive relief. In March 2000, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents.

In June 2000, we entered into a Stipulation of Dismissal with Ormco. Ormco agreed for a period of at least two years not to pursue litigation with respect to these patents, except as set forth below. Further, Ormco agreed that it would not bring any patent action against us for at least a period of one year with respect to any as yet unissued patents. If Ormco were to bring such an action concerning as yet unissued patents after one year, the Stipulation of Dismissal would allow Ormco to include in such an action claims involving U.S. Patent Nos. 5,447,432 and 5,683,243. In August 2001, Ormco notified us of the issuance of U.S. Patent No. 6,244,861 and offered a license for this patent. No assurance can be given that Ormco will not bring another action against us or, that if brought, it will not be successful. Should the suit be recommenced and should our technology be found to infringe, we would have to seek a license from Ormco, which license might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction which could materially adversely affect our business. It is possible that, depending on the scope of any new patents that are issued to Ormco, Ormco will bring another patent action after a period of one year has passed.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities. On January 25, 2001 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-49932) relating to our initial public offering of our common stock. The 10,000,000 shares offered by us under the Registration Statement were sold at a price of $13.00 per share on January 31, 2001. The managing underwriters for the offering were Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc., JP Morgan and Robertson Stephens. The underwriters also exercised an overallotment option on March 15, 2001 for 628,706 shares. The overallotment shares were sold at a price of $13.00 per share. The aggregate proceeds to the Company from the offering were $128.5 million after deducting the underwriting discounts and commissions of $9.7 million, and exclude expenses incurred in connection with the offering of approximately $2.3 million. Of the net proceeds, as of September 30, 2001, we have used net offering proceeds to purchase plant machinery and equipment, leasehold improvements and working capital in the amounts of approximately $9.5 million, $1.7 million and $42.7 million, respectively. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of equity securities of the issuer, or to any affiliates of the issuer in connection with the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit Number	Description
none.	none.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Align Technology, Inc.

(Registrant)

Dated: November 14, 2001

By:	/s/ Stephen J. Bonelli

Stephen J. Bonelli
Chief Financial Officer and Vice President, Finance (Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS
Exhibit Number	Description
None.	None.