Form 10-K
period 2001-12-31
ALIGN TECHNOLOGY INC
filed 2002-03-27
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number: 0-32259

Align Technology, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3267295
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

851 Martin Avenue
Santa Clara, California    95050
(Address of Principal Executive Offices including Zip Code)

(408) 470-1000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 2002 was $238,192,119. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      On March 18, 2002, 48,119,620 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement relating to its 2001 annual stockholders' meeting to be held on May 16, 2002 are incorporated by reference into Part III of this annual report on Form 10-K.

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

ITEM 1. BUSINESS.

Overview

We design, manufacture and market Invisalign®, a proprietary new method for treating malocclusion, or the misalignment of teeth. Invisalign corrects malocclusion using a series of clear, removable appliances that gently move teeth to a desired final position. Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with braces. Invisalign also offers dental professionals a new means of carrying out their diagnosis and treatment planning processes. We believe Invisalign has the potential to transform the traditional practice of orthodontics by appealing to people who would not otherwise seek treatment.

In the U.S. alone, over 200 million individuals have some form of malocclusion. Each year, less than one percent of these individuals, or approximately two million Americans, enter orthodontic treatment, spending approximately $7 billion in the aggregate. We believe Invisalign is a compelling treatment alternative for most of the patients who would seek traditional orthodontic treatment. In addition, given the significant benefits of Invisalign, we have the opportunity to expand the U.S. orthodontic market by addressing the needs of millions of individuals who would not otherwise seek treatment. Further, we believe the international opportunity is larger than the U.S. opportunity.

We received FDA clearance to market Invisalign in 1998 and started commercial sales in July 1999. Our 510(k) clearance from the FDA allows us to market the Invisalign to treat patients with any type of malocclusion. We voluntarily restrict the use of Invisalign to adults and adolescents with mature dentition. Individuals with mature dentition have fully erupted second molars and substantially complete jaw growth. This group represents approximately 130 million people in the U.S. Typically, girls by the age of 13 years and boys by the age of 16 years will have developed mature dentition. Currently, we do not treat children whose teeth and jaws are still developing, as the effectiveness of Invisalign relies on our ability to accurately predict the movement of teeth over the course of treatment. Based on our clinical studies to date, we recommend that dental professionals use Invisalign as a complete treatment for a broad range of malocclusions and as a component of treatment for unusually severe malocclusions.

Historically, we limited our training of dental professionals to orthodontists in the U.S and Canada. In October 2001, we expanded our training in the U.S. and Canada to include dentists. As of February 28, 2002, we had trained over 12,000 dental professionals worldwide to use Invisalign. Of those dental professionals trained, approximately 80% are dental professionals in the U.S. and Canada, which we consider our domestic market. Within our domestic market, we have trained over 7,300 orthodontists, representing approximately 80% of all practicing orthodontists in the U.S. and Canada, and over 2,300 dentists. As of February 28, 2002, over 4,300 of the worldwide dental professionals we have trained had submitted one or more cases to us, and over 44,000 patients have commenced treatment with Invisalign.

Our objective is to establish Invisalign as the standard method for treating orthodontic malocclusion. Our sales and marketing efforts focus on educating both consumers and dental professionals on the significant benefits of Invisalign. We continue to train dental professionals and work with them to increase the use of Invisalign within their practices. In September 2000, we initiated a national advertising campaign to create awareness of Invisalign as a treatment alternative and to stimulate demand for treatment with Invisalign. In 2001, we continued to advertise nationally using a broader marketing mix to drive consumer and dental professional demand and to reinforce the breadth of applicability of Invisalign.

Industry Background

Malocclusion

Malocclusion is one of the most prevalent clinical conditions, affecting over 200 million individuals, or approximately 75% of the U.S. population. Approximately two million people annually elect orthodontic treatment in the U.S., generating industry revenues of approximately $7 billion. While most individuals seek orthodontic treatment to improve their appearance, malocclusion may also be responsible for dental problems such as tooth decay, tooth loss, gum disease, jaw joint pain and headaches. Because of the compromised aesthetics, discomfort and other drawbacks associated with conventional orthodontic treatments, only a relatively small proportion of people with malocclusion seek treatment.

Traditional Orthodontic Treatment

Dental professionals today apply traditional techniques and principles of orthodontic treatment developed in the early 20th century. In the U.S., dental professionals treat malocclusion primarily with metal archwires and brackets, commonly referred to as braces. Occasionally, in an attempt to improve treatment aesthetics, dental professionals use ceramic, tooth-colored brackets or bond brackets on the inside, or lingual surfaces, of the patient's teeth. Dental professionals also augment braces with elastics, metal bands, headgear and other ancillary devices.

The average treatment takes approximately two years to complete and requires several hours of direct dental professional involvement, or chair time. To initiate treatment, a dental professional will diagnose a patient's condition and create an appropriate treatment plan. In a subsequent visit, the dental professional will bond brackets to the patient's teeth with cement and attach an archwire to the brackets. Thereafter, by tightening or otherwise adjusting the braces approximately every six weeks, the dental professional is able to exert sufficient force on the patient's teeth to achieve desired tooth movement. Because of the length of time between visits, the dental professional must tighten the braces to a degree sufficient to achieve sustained tooth movement during the interval. In a final visit, the dental professional removes each bracket and residual cement from the patient's teeth.

Fees for traditional orthodontic treatment typically range between $3,000 to $5,000 and are generally not reimbursed by insurance. In addition, dental professionals commonly charge a premium for lingual or ceramic alternatives. Fees are based on the difficulty of the particular case and on the dental professional's estimate of chair time and are generally negotiated in advance. A treatment that exceeds the dental professional's estimate of chair time generally results in decreased fees per hour of chair time, or reduced profitability for the dental professional.

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

Inability to project treatment. Historically, dental professionals have not had a means to model the movement of teeth over a course of treatment. Accordingly, dental professionals must rely on intuition and judgment to plan and project treatment. As a result, they cannot be precise about the direction or distance of expected tooth movement between patient visits. This lack of predictability may result in unwanted tooth movements and can limit the dental professional's ability to estimate the duration of treatment. Because most orthodontic treatment is performed on a fixed price basis, extended treatment duration reduces profitability for the dental professional.

Physical demands on dental professional. The manipulation of wires and brackets requires sustained manual dexterity and visual acuity, and may place other physical burdens on the dental professional.

Root resorption. The sustained high levels of force associated with conventional treatment can result in root resorption, a shortening of tooth roots. This shortening can have substantial adverse periodontal consequences for the patient.

Emergencies. At times, braces need to be repaired or replaced on an emergency basis. Such emergencies cause significant inconvenience to both the patient and the dental professional.

Due to the poor aesthetics, discomfort and other limitations of braces, relatively few people with malocclusion elect traditional orthodontic treatment. Accordingly, we believe there is a large unmet need for an orthodontic system that addresses these patient concerns. We also believe there is an unmet need among dental professionals for a treatment system that increases the predictability and efficiency of treatment and enhances practice profitability.

The Align Solution

Invisalign is a proprietary new system for treating malocclusion. Invisalign consists of two components: ClinCheck™ and Aligners.

ClinCheck. ClinCheck is an interactive Internet application that allows dental professional to diagnose and plan treatment for their patients. We use a dental impression and a treatment prescription submitted by a dental professional to develop a customized, three-dimensional treatment plan that simulates appropriate tooth movement in a series of two-week increments. ClinCheck allows the dental professional to view this three-dimensional simulation with a high degree of magnification and from any angle. Accordingly, ClinCheck enables the dental professional to project tooth movement with a level of accuracy not previously possible.

Upon review of the ClinCheck simulation, the dental professional may immediately approve our projected treatment, or may provide us with feedback for modification. We reflect any requested adjustments in a modified simulation. Upon the dental professional's approval of the ClinCheck simulation, we use the data underlying the simulation to manufacture the patient's Aligners.

Aligners. Aligners are custom-manufactured, clear, removable dental appliances that, when worn in prescribed series, provide orthodontic treatment. Each Aligner covers a patient's teeth and is nearly invisible when worn. Aligners are commonly worn in pairs, over the upper and lower dental arches. Aligners are generally worn for consecutive two-week periods which correspond to the approved ClinCheck treatment simulation. After two weeks of use, the patient discards the Aligners and replaces them with the next pair in the series. This process is repeated until the final Aligners are used and treatment is complete. Upon completion of the treatment, the dental professional may, at his or her discretion, prescribe that the patient wear the final Aligner as a retainer.

Benefits of Invisalign

We believe that Invisalign provides benefits to patients and dental professionals that have the potential to establish Invisalign as the preferred alternative to conventional braces.

Benefits to the Patient

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

Reduced incidence of emergencies. Typically, a lost or broken Aligner is simply replaced with the next Aligner in series, minimizing inconvenience to both patient and dental professional.

We believe that these benefits will prove attractive to people who currently do not seek treatment because of the limitations of conventional braces.

Benefits to the dental professional

Ability to visualize treatment and likely outcomes. We believe that ClinCheck is the only product that enables dental professionals to preview a course of treatment and the likely final outcome of treatment in an interactive three-dimensional computer model. ClinCheck allows dental professionals to analyze multiple treatment alternatives before selecting the alternative they feel is most appropriate for the patient.

Minimal additional training. The biomechanical principles that underlie Invisalign are consistent with those of traditional orthodontics. Dental professionals can complete our initial training and certification program within a day.

Ease of use. When treating patients with Invisalign, dental professionals do not spend their time manipulating wires and brackets. This allows them to spend proportionately more time diagnosing and interacting with their patients.

Significantly expanded patient base. We believe Invisalign has the potential to transform the practice of orthodontics. Currently, less than one percent of the over 200 million people with malocclusion in the U.S. enter treatment each year. We believe that Invisalign will allow dental professionals to attract patients who would not otherwise seek orthodontic treatment.

Higher fees. Dental professionals typically charge between $3,000 and $5,000 for a course of conventional treatment. Due to the substantial patient benefits of Invisalign, we believe dental professionals offering Invisalign have generally been able to command a significant premium. In our experience, the premiums charged by dental professionals for Invisalign have been comparable to other treatment alternatives that attempt to improve the aesthetics of conventional braces, such as ceramic and lingual braces.

Decreased dental professional and staff time. Invisalign reduces both the frequency and length of patient visits. Invisalign eliminates the need for time-intensive processes such as bonding appliances to the patient's teeth, adjusting archwires during the course of treatment and removing the appliances at the conclusion of treatment. As such, use of Invisalign significantly reduces dental professional and staff chair time and can increase practice throughput.

We believe the combination of increased patient volume, higher fees per case and reduced chair time has the potential to substantially improve orthodontic practice profitability.

Limitations of Invisalign

In some instances, Invisalign may have certain limitations relative to conventional treatment. Aligners cost more to produce than conventional braces, and we charge dental professionals more than they generally pay for the supplies used in conventional treatment. Depending on the individual pricing policies of each dental professional, the cost of Invisalign to the patient may be greater than for conventional braces. Dental professionals must also incorporate our manufacturing cycle times into their overall treatment plan. Once a dental professional submits a case to us, there is generally a turn- around time of a month or more before the corresponding Aligners are delivered. Aligners may not be appropriate for all cases, such as unusually severe malocclusion, which may require Aligners to be used in combination with conventional braces for optimal results. In addition, because Aligners are removable, treatment using Invisalign depends on patients wearing their Aligners as recommended. Some patients may experience a temporary period of adjustment to wearing Aligners that may mildly affect speech. We believe that these limitations are outweighed by the many benefits of Invisalign to both patients and dental professionals.

Our Target Market

Commercial sales of Invisalign commenced in the U.S. in July 1999. As of February 28, 2002, approximately 44,000 patients have entered treatment using Invisalign.

Our 510(k) clearance from the FDA allows us to market Invisalign to treat patients with any type of malocclusion. We voluntarily restrict the use of Invisalign to adults and adolescents with mature dentition. Individuals with mature dentition have fully erupted second molars and substantially complete jaw growth. This group represents approximately 130 million people in the U.S. Typically, girls by the age of 13 years and boys by the age of 16 years will have developed mature dentition. Currently, we do not treat children whose teeth and jaws are still developing, as the effectiveness of Invisalign relies on our ability to accurately predict the movement of teeth over the course of treatment. Based on our clinical studies to date, we recommend that dental professionals use Invisalign as a complete treatment for a broad range of malocclusions and as a component of treatment for unusually severe malocclusions.

Approximately two million patients enter into traditional orthodontic treatment in the U.S. annually. These patients represent less than one percent of the population of people with malocclusion. Of these, over 50%, or more than one million patients, have mature dentition and are therefore natural candidates for Invisalign.

In addition, we believe that we have an immediate and substantial market expansion opportunity. Our market research indicates that the vast majority of people with malocclusion who desire treatment do not elect traditional treatment because of its many limitations. We believe that by addressing the primary limitations of braces, Invisalign will encourage this group to seek treatment. Adults, who are particularly sensitive to the aesthetic limitations of traditional treatment, represent our most significant market expansion opportunity.

We continue to focus on the domestic market opportunity and have expanded our focus on selected international markets, as we believe a large international market opportunity exists.

Business Strategy

Our objective is to establish Invisalign as the standard method for treating orthodontic malocclusion. Key elements of our strategy include the following:

Educate dental professionals and stimulate demand for Invisalign treatment. Our market research indicates that the vast majority of people with malocclusion who desire treatment do not elect traditional treatment because of its many limitations. By communicating the benefits of Invisalign to both dental professionals and consumers, we intend to significantly increase the number of patients who seek orthodontic treatment annually. We successfully tested consumer advertising in two lead markets and in September 2000 initiated a national advertising campaign in order to create awareness of Invisalign as a treatment alternative and to establish the Invisalign brand name. In 2001, we continued to advertise nationally using a broader marketing mix to drive consumer and dental professional demand and to reinforce the breadth of applicability of Invisalign. In October 2001, we expanded our training of dental professionals in our domestic market to include dentists. As of February 28, 2002, we had trained over 12,000 dental professionals worldwide on the use and benefits of Invisalign.

Communicate practice benefits of Invisalign to dental professionals. Invisalign provides substantial financial incentives to dental professionals by enabling them to increase patient volume, charge a premium price and reduce chair time per treatment. We intend to continue to emphasize these practice benefits to dental professionals through our sales and training efforts.

Expand and enhance manufacturing capability. Our manufacturing operations are designed to produce large numbers of custom Aligners at a high level of quality. To improve cost efficiency, we conduct labor intensive processes in relatively low wage countries. We intend to maintain manufacturing capacity in excess of projected demand to reduce the risk that manufacturing capacity constrains our ability to grow. Our proprietary software underlies our manufacturing process. By continually developing this software and other manufacturing processes, we plan to increase the level of production automation. Increased automation will enhance production capacity and reduce both unit costs and production times.

Extend and defend technology leadership. Invisalign represents a significant technological advancement in orthodontics. We believe that our issued patents, multiple pending patents and other intellectual property provide us with a substantial lead over potential competitors. One of our issued U.S. patents is written to broadly cover any algorithmic method of segmenting orthodontic treatment into a sequence of three or more steps, based on calculated initial and final representations of a patient's dentition. We continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

Expand our target patient base. Invisalign can provide complete treatment for patients with mature dentition and a broad range of malocclusion. In addition, we believe that Invisalign can provide partial treatment of unusually severe malocclusions. In an effort to demonstrate Invisalign's ability to comprehensively treat such cases, we initiated the publication of a series of clinical case studies and articles that highlight the applicability of Invisalign to malocclusion cases of even severe complexity. We are also undertaking post-marketing studies and making additional improvements to the product.

Build an international presence. Initially, we focused our sales and marketing efforts on the U.S. and Canadian market opportunities. While we continue to focus on this domestic market, we have begun to introduce Invisalign in selected international markets. We believe that potential international demand for Invisalign exceeds that of our domestic market.

Manufacturing

We produce highly customized, close tolerance, medical quality products in volume. To do so, we have developed a number of proprietary processes and technologies. These technologies include complex software solutions, destructive and white light scanning techniques, stereolithography and automated Aligner fabrication.

We believe the complexity inherent in producing such highly customized devices in volume is a barrier to potential competitors. Furthermore, we believe the sophisticated software we use to guide a custom manufacturing process on a large scale was not available until we developed it.

Manufacturing is coordinated in Santa Clara, California, where, as of December 31, 2001, we employed a manufacturing staff of approximately 135 people. In addition, we employed a software development team comprising approximately 30 software engineers with backgrounds in computational geometry, animation, computer-aided design and various manufacturing industries. We also employ approximately 500 software operators and other staff in our facilities in Lahore, Pakistan, who are responsible for the creation of treatment simulations. In late 2001, we began developing operations in the United Arab Emerites ("U.A.E.") and Costa Rica, which will also create treatment simulations. In addition, we outsource the fabrication and packaging of Aligners to a contract manufacturer based in Juarez, Mexico.

The Invisalign Treatment Process

Invisalign treatment process comprises the following five stages:

Orthodontic diagnosis and transmission of treatment data to us. In an initial patient visit, the dental professional determines whether Invisalign is an appropriate treatment. The dental professional then prepares treatment data which consists of an impression of the relevant dental arches, x-rays of the patient's dentition, photographs of the patient, a wax bite depicting the relationship between the patient's upper and lower dental arches and an Invisalign treatment planning form, or prescription. The impression is a critical component as it depicts the three-dimensional geometry of the patient's teeth and hence forms the basis for our computer models. An impression requires the patient to bite into a viscous material. This material hardens, capturing the shape of the patient's teeth. The prescription is also a critical component, describing the desired positions and movement of the patient's teeth. The dental professional sends the treatment data to our Santa Clara facility.

Preparation of three-dimensional computer models of the patient's initial malocclusion. Upon receipt, we use the treatment data to construct plaster models of the patient's dentition. We scan the plaster models to develop a digital, three-dimensional computer model of the patient's current dentition. We then transmit this initial computer model together with the dental professional's prescription electronically to our facilities in Lahore, Pakistan

Preparation of computer-simulated treatment and viewing of treatment using ClinCheck. In Pakistan we transform this initial model into a customized, three-dimensional treatment plan that simulates appropriate tooth movement in a series of two-week increments. This simulation is then reviewed for adherence to prescribed clinical, treatment, and quality standards. Upon passing review, the simulation is then delivered to the prescribing dental professional via ClinCheck on our website at www.invisalign.com. The dental professional then reviews the ClinCheck simulation on a computer and, on occasion, asks us to make adjustments. By reviewing and amending the treatment simulation, the dental professional retains control over the treatment plan and, thus, participates in the customized design of the Aligners. At this point, the dental professional may also invite the patient to review ClinCheck, allowing the patient to see the projected course of treatment. The dental professional then approves the proposed treatment and, in doing so, engages us for the manufacture of corresponding Aligners.

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

Manufacture of Aligners and shipment to the dental professional. We ship these molds to Juarez, Mexico, where our contract manufacturer fabricates Aligners by pressure forming polymeric sheets over each mold. The Aligners are then trimmed, polished, cleaned, packaged and, following final inspection, shipped directly to the prescribing dental professional. In certain cases, dental professionals may use Invisalign in conjunction with clear attachments bonded to the patient's teeth. These attachments are used to increase the force applied to a tooth or teeth in circumstances where the Aligners alone may have difficulty in effecting the desired movement.

Historically, we have shipped Aligners in batches. The first batch, which typically represented the first several months of treatment, was produced once the prescribing dental professional approved ClinCheck. Thereafter, Aligners were sent at approximately six month intervals until completion of treatment. In mid-February 2001, for cases where ClinCheck was approved, we began shipping all the Aligners in a single batch. In addition, we began accelerating the shipments of Aligners for cases where ClinCheck was approved prior to mid-February 2001.

Throughput Management

Because we manufacture each case on a build-to-order basis, we cannot build inventories. As a result, we must conservatively build manufacturing throughput for anticipated demand. To increase throughput, we must improve the efficiency and increase the scale of our manufacturing processes.

In order to increase the efficiency of our manufacturing processes, we focus our efforts on software development and the improvement of rate-limiting processes, or bottlenecks. In 2001 we upgraded our proprietary, three-dimensional treatment-planning software to enhance computer analysis of treatment data, which reduced time spent on manual and judgmental tasks for each case and thereby increased the efficiency of our technicians in Pakistan. We are also continuing the development of automated systems for the fabrication of Aligners currently conducted in Mexico. In order to scale our manufacturing capacity, we continue to invest in facilities and capital equipment.

Quality Assurance

Our quality assurance system is compliant with FDA Medical Device regulations 21CFR Part 820, and during 2001, we achieved certification to ISO 9001:1994, an internationally recognized quality system. Our system defines processes and procedures to ensure product and service quality, and includes methods to monitor levels of quality, based on internal data and direct customer feedback. We utilize this data to continuously improve our systems and processes, taking corrective action as required.

We custom manufacture Aligners on a build-to-order basis so we do not offer refunds on our products. Because each ClinCheck and each Aligner is unique, we inspect 100% of the product at various points in the manufacturing process, to ensure that the product meets our customer's expectations. However, Aligners are subject to the Invisalign product warranty, which covers defects in materials and workmanship. Defective or broken Aligners must be returned to us for credit evaluation. In the event that returned Aligners fall within the scope of the Invisalign product warranty, we will replace the Aligners at our expense. Our warranty is contingent upon proper use of the Aligners for the purposes for which they are intended. If a patient chooses not to wear the Aligners, and as a result, requests additional Invisalign treatment, the dental professional pays for the additional expense.

The Invisalign product warranty does not provide any assurances regarding the outcome of treatment using Invisalign. However, if actual treatment results deviate significantly from the approved ClinCheck treatment plan, the dental professional may request a mid-course correction under the Invisalign product warranty. These deviations have typically been the result of unpredictable biological factors such as variations in bone density or tooth topography and abnormal jaw growth. A mid-course correction requires that the dental professional submit new molds of the patient's dentition to us. We use the molds to create a new ClinCheck treatment plan for the dental professional to approve, from which a successive series of Aligners will be produced that will allow the patient to finish treatment. Under the Invisalign product warranty, we will provide patients with one mid-course correction at our expense to address significant deviations from the approved ClinCheck treatment plan.

In the event that a dental professional wishes to effect additional adjustments to a patient's treatment when the actual treatment results are in accordance with the approved ClinCheck treatment plan, the dental professional may request a mid-course correction or additional Aligners. However, in these cases, the mid-course correction and additional Aligners are provided at the dental professional's expense. In addition, should a dental professional request a replacement for a lost Aligner, we charge the dental professional for the cost of the replacement Aligner.

Sales and Marketing

We market Invisalign by communicating Invisalign's benefits directly to consumers and dental professionals with a nationwide advertising campaign. Based on our experience with advertising and commercial sales in our test markets, we believe that making consumers aware of Invisalign as a new treatment alternative generates significant demand for Invisalign. In order to serve anticipated worldwide demand, we are training a broad base of dental professionals.

Consumer Marketing

Our national consumer marketing efforts primarily focus on television advertising and are supported by print, event marketing, public relations and direct mail campaigns. We tested our consumer marketing strategy in two markets, Austin, Texas and San Diego, California. Based on the positive results of these initial marketing efforts, in September 2000, we launched a nationwide consumer marketing campaign to create awareness and stimulate demand for Invisalign. In 2001 we continued to advertise nationally using a broader marketing mix to drive consumer and dental professional demand and to reinforce the breadth of applicability of Invisalign.

Our experience indicates that prospective patients exposed to our advertising seek information from four primary sources:

  a general practice dentist;
  an orthodontist;
  our toll-free support line (1-800-INVISIBLE); and
  our website (www.invisalign.com).

Our marketing efforts have generated substantial consumer interest directed toward our telephone support line and our website. Our telephone support line and our website not only provide consumers with information on Invisalign, but, importantly, also allow us to channel consumer interest to dental professionals of our choice. Traditionally we have outsourced the telephone support function to a large national call center operator. During 2001, we transitioned this function in-house. We maintain the outsourced function for back-up and peak periods.

Professional Marketing

Professional marketing consists of training dental professionals and assisting them in building their practices. As of December 31, 2001, our sales team consisted of 32 salespeople experienced in orthodontic product sales. Approximately 31 technical support staff, together with the marketing department and our in-house orthodontic staff, support the sales team. Our sales and support staff has been engaged in marketing Invisalign to orthodontists since July 1999. In October 2001, through our partner Discus Dental, we began marketing Invisalign to general dentists in our domestic market. Under a five year marketing agreement, Discus Dental will act as our exclusive Invisalign marketing and sales representative providing training, certification, marketing and clinical support to general dentists in the U.S. and Canada.

As of February 28, 2002, we had trained over 12,000 dental professionals worldwide to use Invisalign. Of those dental professionals trained, approximately 80% are dental professionals in the U.S. and Canada, which we consider our domestic market. Within our domestic market, we have trained over 7,300 orthodontists, representing approximately 80% of all practicing orthodontists in the U.S. and Canada, and over 2,300 dentists. As of February 28, 2002, over 4,300 of the worldwide dental professionals we have trained had submitted one or more cases to us, and over 44,000 patients have commenced treatment with Invisalign. Our sales and orthodontic teams conduct training primarily in a workshop format. The key topics covered in training include Invisalign applicability, instructions on filling out the Invisalign prescription form, guidance on pricing and instructions on interacting with our ClinCheck software and the many other features of our website.

Invisalign relies on the same orthodontic principles that apply to traditional treatment, and we present our training material in a manner consistent with dental professionals' training and experience. As a result, we are able to complete these training workshops within one day. Our success in training a large number of dental professionals confirms our belief that training represents a minimal barrier to adoption for most dental professionals.

After training, sales representatives follow up with the dental professional to ensure that their staff is prepared to handle Invisalign cases. Such follow up may include assisting the dental professional in taking dental impressions, establishing an Internet connection and familiarizing them with our website. Sales representatives may also provide practice-building assistance, including helping the dental professional market to local general practice dentists and to prospective patients through direct mail or other media. Indeed, many practices have commenced promotional activity in their local region with our assistance.

We have developed a system of tiering dental professionals that encourages our sales force to devote more time to those dental professionals most proficient in the use of Invisalign.

We use objective criteria, primarily the number of cases initiated with Invisalign, to tier dental professionals. Inquiries from prospective patients through our customer call center and our website are directed to higher tier dental professionals. We believe the tiering process will rapidly increase the penetration of our product within selected dental professionals' offices.

General dentists play an important role in informing their patients about orthodontics and are a key source of both referrals to orthodontists and Invisalign case submissions. There are over 120,000 active general practice dentists in the U.S. and Canada. Through our agreement with Discus Dental, we educate these general dentists and staff to encourage them to recommend Invisalign to their patients.

Research and Development

As of December 31, 2001, our research and development team consisted of 21 individuals with medical device development, orthodontic and other relevant backgrounds. Prior to commercial launch in July 1999, our research and development strategy had three primary objectives: developing Invisalign, establishing the ability of Invisalign to treat malocclusion and developing software and processes to enable the manufacture of Aligners in volume. Since our commercial launch, our research and development effort has focused on extending the range of dental applicability of Invisalign, enhancing the software used in the manufacturing process and enhancing our line of products.

In an effort to demonstrate Invisalign's broad treatment capabilities, we initiated the publication of a series of clinical case studies and articles that highlight the applicability of Invisalign to malocclusion cases of even severe complexity. We are also undertaking post-marketing studies and making additional improvements to the product. In 2001, we upgraded our proprietary, three-dimensional treatment-planning software primarily to increase our manufacturing capacity and efficiency. Our product development team is testing enhanced materials and a number of complementary products that we expect will provide additional revenue opportunities.

Intellectual Property

We believe our intellectual property position represents a substantial business advantage. As of February 28, 2002, we have nine issued U.S. patents, 11 issued foreign patents, 52 pending U.S. patent applications, and 121 pending foreign patent applications.

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

Competition

We are not aware of any company that has developed or is marketing a system comparable to Invisalign. However, we compete for the attention of dental professionals with manufacturers of other orthodontic products. These suppliers include manufacturers of traditional orthodontic appliances such as 3M Company, Sybron Dental Specialities, Ormco and Dentsply International, Inc.

We believe that, in addition to price, the principal competitive factors in the market for orthodontic appliances include the following factors:

  aesthetic appeal of the treatment method;
  comfort associated with the treatment method;
  effectiveness of treatment;
  ease of use; and
  dental professionals' chair time.

We believe that Invisalign compares favorably with respect to each of these factors.

Government Regulation

FDA Regulation of Medical Devices. Invisalign is regulated as a medical device. Accordingly, our product development, labeling, manufacturing processes and promotional activities are subject to extensive review and rigorous regulation by government agencies in countries in which we sell our products.

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

Invisalign is a Class I device, the least stringent class, which only requires general controls, including labeling, pre-market notification and adherence to the FDA's Quality System regulations. In addition, because Invisalign is a Class I device, we are required to register contract manufacturers located outside the U.S. with the FDA. Accordingly, we have registered our Mexico-based contract manufacturer, Elamex. Elamex is certified under ISO, an internationally recognized quality standard, and also performs subcontractor manufacturing for other U.S.-based medical device companies. Our quality system and procedures are set up to comply with all FDA regulations. Elamex has dedicated an area in its facilities and personnel for our exclusive use. We have supplied Elamex with procedures for how to manufacture and ship our products and have trained Elamex's personnel, thus assuring compliance with FDA regulations as long as the procedures are followed. We conduct frequent visits to the Mexico facility to monitor Elamex's performance and its compliance with our procedures.

In November 1998, Invisalign received 510(k) Pre-Market Notification by the FDA, allowing us to market Invisalign in the U.S. The manufacture and distribution of Invisalign are subject to continuing regulation by the FDA. We are subject to routine inspections by the FDA to determine compliance with facility registration, product listing requirements, medical device reporting regulations and Quality System requirements. The Quality System regulation is similar to good manufacturing practices and relates to product testing and quality assurance, as well as the maintenance of records and documentation.

If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions against us, ranging from a public Warning Letter to more severe sanctions, including but not limited to financial penalties, withdrawal of 510(k) pre-market notification clearances already granted, and criminal prosecution.

In Europe, Invisalign is regulated as a custom device. As such, we will not be subject to regulations promulgated by the European Community, although we have the option to CE mark our product. We achieved certification to ISO 9001:1994 in fiscal 2001, which facilitates the commercialization of Invisalign outside the U.S.

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

Laws regulating medical device manufacturers and health care providers cover a broad array of subjects. For example, the confidentiality of patient medical information and the circumstances under which such information may be released for inclusion in our databases, or released by us to third parties, are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical information and are evolving rapidly. In addition, provisions of the Social Security Act prohibit, among other things, paying or offering to pay any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by Medicare, Medicaid and similar other federal or state health care programs. Most states have also enacted illegal remuneration laws that are similar to the federal laws. These laws are applicable to our financial relationships with, and any marketing or other promotional activities involving, our dental professional customers. Finally, various states regulate the operations of an advertising and referral service for dentists, and may require registration of such services with a state agency as well as compliance with various requirements and restrictions on how they conduct business and structure their relationships with participating dentists. Violations of any of these laws or regulations could subject us to a variety of civil and criminal sanctions.

Employees

As of December 31, 2001, we had approximately 1,093 employees, of whom approximately 358 were employed in the U.S., with 637 employed in Pakistan, 42 in Europe and 56 in Latin America. Of our U.S. employees, approximately 135 are employed in manufacturing, 30 are software engineers, 32 are sales representatives, 31 are customer support staff, 21 are employed in research and development and 109 are employed in various management, administrative and support positions.

Risk Factors

The statements contained below and elsewhere in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this report on Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Factors That May Affect Operating Results

Since we have a history of losses and negative operating cash flows, and we expect our operating expenses to continue to increase, we may not achieve or maintain profitability in the future.

We have incurred significant operating losses, negative operating cash flows and have not achieved profitability. From inception through July 2000, we spent significant funds in organizational and start-up activities, recruiting key managers and employees, developing Invisalign and developing our manufacturing and customer support resources. We also spent significant funds on clinical trials and training programs to train dental professionals in the use of Invisalign. We expect to have net losses and negative operating cash flows for at least the next 12 months.

We intend to increase our operating expenses as we continue to:

  scale our manufacturing operations;
  develop new software and increase the automation of our manufacturing processes;
  execute our national direct to consumer marketing campaign;
  increase the size of our sales force and dental professional training staff;
  expand our manufacturing operations from Pakistan to additional relatively lower wage countries, including the U.A.E. and Costa Rica;
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

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. As of December 31, 2001, we had an accumulated deficit of approximately $206.1 million.

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

We are currently working towards our objective of realizing profitability by achieving the key goal of successfully marketing our product throughout our domestic market and internationally, while controlling our expenses. The failure to win increased acceptance by orthodontists and dentists of Invisalign could have a material adverse effect on our business, results of operations and financial conditions.

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

We were incorporated in April 1997 and began sales of Invisalign in July 1999. Thus, we have a limited operating history, which makes an evaluation of our future prospects and your investment in our stock difficult. In addition, we expect our future quarterly and annual operating results to fluctuate as we increase our commercial sales. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

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

We have limited product offerings, and if demand for Invisalign declines or fails to develop as we expect, our revenue will decline.

We expect that revenue from the sale of Invisalign will continue to account for a substantial portion of our total revenue. Continued and widespread market acceptance of Invisalign is critical to our future success. Invisalign may not achieve market acceptance at the rate at which we expect, or at all, which could reduce our revenue.

If dental professionals do not adopt Invisalign in sufficient numbers or as rapidly as we anticipate, our operating results will be harmed.

As of December 31, 2001, approximately 3,700 orthodontists have submitted one or more cases to us. Our success depends upon increasing acceptance by orthodontists and dentists of Invisalign. Invisalign requires dental professionals and their staff to undergo special training and learn to interact with patients in new ways and to interact with us as a supplier. In addition, because Invisalign has only been in clinical testing since July 1997 and commercially available since July 1999, dental professionals may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption by dental professionals will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products and our provision of effective sales support, training and service. In the future, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and consequently in reduced acceptance by dental professionals. If Invisalign does not achieve growing acceptance in the orthodontic and dental communities, our operating results will be harmed.

If consumers do not adopt Invisalign in sufficient numbers or as rapidly as we anticipate, our operating results will be harmed.

Invisalign represents a significant change from traditional orthodontic treatment, and patients may be reluctant to accept it or may not find it preferable to conventional treatment. In addition, patients may not comply with recommended treatment guidelines which could compromise the effectiveness of their treatment. While we have generally received positive feedback from both dental professionals and patients regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, our success will depend upon the rapid acceptance of Invisalign by the substantially larger number of potential patients to which we are now actively marketing. We have had a limited number of complaints from patients and prospective patients generally related to shipping delays and minor manufacturing irregularities. Market acceptance will depend in part upon the recommendations of dentists and orthodontists, as well as other factors including effectiveness, safety, reliability, improved treatment aesthetics and greater comfort and hygiene compared to conventional orthodontic products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. Adoption by consumers may also be impacted by general macroeconomic conditions and levels of consumer confidence and consumer spending. If consumers prove unwilling to adopt Invisalign as rapidly or in the numbers that we anticipate, our operating results will be harmed.

We are dependent on our international manufacturing operations, which exposes us to foreign operational and political risks that may harm our business.

Two of our key production steps are performed in manufacturing operations located outside the U.S. We currently rely on our facilities in Pakistan to create electronic treatment plans with the assistance of sophisticated software. In late 2001, we also began developing facilities in the U.A.E. and Costa Rica, which will perform these functions. We employ approximately 500 people in Lahore, Pakistan, most of who are Pakistani, in this effort. In addition, we rely on third party manufacturers in Mexico to fabricate Aligners and to ship the completed product to customers. Our reliance on international operations exposes us to risks and uncertainties, including:

  political, social and economic instability;
  acts of war and acts of terrorism, particularly in light of the terrorist attacks of September 11, 2001;
  difficulties in staffing and managing international operations;
  controlling quality of manufacture;
  interruptions and limitations in telecommunication services;
  product or material transportation delays or disruption;
  burdens of complying with a wide variety of local country and regional laws;
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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of February 28, 2002, we have nine issued U.S. patents and 52 pending U.S. patent applications. We have 11 foreign-issued patents and 121 pending foreign patent applications. We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not issue as patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws.

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

In January 2000, Ormco Corporation filed suit against us asserting an infringement of U.S. Patent Nos. 5,447,432 and 5,683,243. The complaint sought unspecified monetary damages and equitable relief. The complaint alleged that Invisalign infringed certain claims of the two patents relating to computer modeling of an ideal dentition and the production of orthodontic appliances based upon the ideal dentition. The suit has been dismissed but can be recommenced under certain circumstances. See "Item 3--Legal Proceedings." If the Ormco suit were recommenced and if Ormco were to prevail, we would have to seek a license from Ormco, which license might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction, which could materially adversely affect our business.

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

Our headcount increased from approximately 50 employees as of June 30, 1999 to approximately 1,100 employees as of December 31, 2001. We expect that our growth will place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls both in the U.S. and internationally. In particular, continued growth increases the challenges involved in a number of areas, including: recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to manage this growth effectively would harm our business.

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

We are not aware of any company that is marketing or developing a system directly comparable to Invisalign. However, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialities and Dentsply International, Inc. have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer products companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by our competitors, our business will be harmed.

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

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all. We have recently launched sales of our product in Germany, France and the U.K. and intend to further expand our international operations. We do not know whether orthodontists, dentists and consumers will adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

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

The interest of management could conflict with the interest of our other stockholders. As of December 31, 2001, our executive officers, directors and principal stockholders beneficially owned, in total, approximately 47.7% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of the Company, which in turn could reduce the market price of our stock.

ITEM 2. PROPERTIES.

Our headquarters are located in Santa Clara, California. We lease approximately 90,000 square feet of space where we house our manufacturing, customer support, software engineering and administrative personnel. The leases for our facilities expire between 2002 and 2005. The combined monthly rent for the Santa Clara facilities is approximately $270,000.

We operate two facilities in Pakistan, both in the city of Lahore. The main facility comprises over 5,000 square feet of office space. The lease for this facility expires at the end of 2002. The second facility comprises over 10,000 square feet of office space. The lease for this facility expires in August 2010.

As of December 31, 2001 we have committed $1.2 million in funds to purchase approximately 215 acres of land in Pakistan.

ITEM 3. LEGAL PROCEEDINGS.

In February 2001 Align Technology was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align Technology's policy of selling Invisalign exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing, the company entered into a Stipulation and Agreement of Settlement with the plaintiffs to settle the lawsuit. The total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years. In November 2001, the Court approved the Stipulation and Agreement of Settlement.

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

The claims at issue in the Ormco suit relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to the calculation of the final positioning of a patient's teeth based upon a derived or ideal dental archform of the patient. The treatment plan simulation developed in our Pakistan facilities determines the final positioning of a patient's teeth but is not based on a derived or ideal dental archform of the patient.

From time to time, we have received, and may again receive, letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe any such rights which have been brought to our attention, there may be other more pertinent rights of which we are presently unaware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of securityholders during the fourth quarter of our 2001 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol "ALGN." Public trading of our common stock commenced on January 26, 2001. Prior to that date, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by the Nasdaq National Market:

Year Ended December 31, 2001
                                        High       Low
                                        --------------------
Fourth Quarter.........................$  5.59    $  2.87

Third Quarter......................... $  8.00    $  2.18

Second Quarter........................ $  12.07   $  5.45

First Quarter (since January 30, 2001) $  16.88   $  6.69

On March 18, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $4.95 per share. As of March 18, 2002 there were approximately 549 holders of record of our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

(b) Sales of Unregistered Securities

We did not issue any unregistered securities during the year ended December 31, 2001.

(c) Use of Proceeds from Sales of Registered Securities

On January 25, 2001 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-49932) relating to our initial public offering of our common stock. The 10,000,000 shares offered by us under the Registration Statement were sold at a price of $13.00 per share on January 31, 2001. The managing underwriters for the offering were Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc., JP Morgan and Robertson Stephens. The underwriters also exercised an overallotment option on March 15, 2001 for 628,706 shares. The overallotment shares were sold at a price of $13.00 per share. The aggregate proceeds to the Company from the offering were $128.5 million after deducting the underwriting discounts and commissions of $9.7 million, and exclude expenses incurred in connection with the offering of approximately $2.3 million. Of the net proceeds, as of December 31, 2001, we have used net offering proceeds to purchase plant machinery and equipment, leasehold improvements and working capital in the amounts of approximately $17.0 million, $1.6 million and $53.2 million, respectively. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of equity securities of the issuer, or to any affiliates of the issuer in connection with the offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

                                                                                      Period
                                                                                       from
                                                                                     Inception
                                                                                     (April 3,
                                                    Year Ended December 31,          1997)  to
                                         ------------------------------------------  December
                                           2001       2000       1999       1998     31, 1997
                                         ---------  ---------  ---------  ---------  ---------
Consolidated Statement of
 Operations Data:
Net Revenue............................ $  46,384  $   6,741  $     411  $      --  $      --
Loss from operations...................   (98,845)   (81,115)   (14,705)    (3,951)      (688)
Other income (expense), net............     1,381     (7,633)      (710)       176         24
                                         ---------  ---------  ---------  ---------  ---------
Net loss before provision for
 income taxes..........................   (97,464)   (88,748)   (15,415)    (3,775)      (664)
  Provision for income taxes...........        10         --         --         --         --
                                         ---------  ---------  ---------  ---------  ---------
Net loss...............................   (97,474)   (88,748)   (15,415)    (3,775)      (664)

Dividend related to beneficial
 conversion feature of preferred stock.   (11,191)   (53,516)        --         --         --
                                         ---------  ---------  ---------  ---------  ---------
Net loss available to common
 stockholders.......................... $(108,665) $(142,264) $ (15,415) $  (3,775) $    (664)
                                         =========  =========  =========  =========  =========
Net loss per share available to
 common stockholders, basic and
 diluted............................... $   (2.57) $  (25.64) $   (3.65) $   (1.33) $   (0.43)
                                         =========  =========  =========  =========  =========
Shares used in computing net
 loss per share available to
 common stockholders, basic and
 diluted...............................    42,247      5,548      4,218      2,842      1,542
                                         =========  =========  =========  =========  =========

                                                              December 31,
                                         -----------------------------------------------------
                                           2001       2000       1999       1998       1997
                                         ---------  ---------  ---------  ---------  ---------
Consolidated Balance Sheet Data:
Working capital........................ $  63,747  $  18,273  $  10,027  $   6,815  $   1,370
Total assets...........................   118,218     70,561     17,091      8,117      1,642
Total long-term liabilities............       980      1,455          3         10          4
Convertible preferred stock and
 preferred stock warrants..............        --    130,691     32,755     12,147      2,164
Stockholders' equity (deficit).........    99,402    (84,674)   (19,414)    (4,433)      (661)

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

Overview

From our inception in April 1997 to July 2000, we were engaged in the design, manufacture and marketing of Invisalign, a proprietary new system for treating malocclusion, or the misalignment of teeth. In July 1999, we commenced commercial sales of Invisalign. Prior to July 1999, we devoted nearly all our resources to developing our software and manufacturing processes, clinical trials of Invisalign and to building our sales force, customer support and management teams. We exited the development stage in July 2000.

Invisalign has two components: ClinCheck and Aligners. ClinCheck is an Internet-based application that allows dental professionals to simulate treatment, in three dimensions, by modeling two-week stages of tooth movement. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck simulation. Aligners are customized to perform the treatment prescribed for an individual patient by a dental professional using ClinCheck.

In the third quarter of 1999, we recognized revenue for the first time from the sale of Invisalign and related dental impression machines manufactured by ESPE America, Inc. We expect to sell dental impression machines to an orthodontist only once, if at all. Accordingly, sales of such machines are expected to represent a lower proportion of our revenue in the future. Substantially all our revenue is generated in the U.S. and Canada, which, taken together, we regard as our domestic market.

While our expansion outside of our domestic market is still in the initial stages, we do incur substantial operating costs outside of our domestic market. Two of our key production steps are performed in operations located outside of the U.S. In our facilities in Pakistan, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted via the Internet back to the U.S. These files form the basis of our ClinCheck product and are used for the manufacture of Aligner molds. In addition, a third party manufacturer in Mexico fabricates and performs finishing work on completed Aligners and ships the completed products to our customers. Our costs associated with these operations are denominated in Pakistani rupees and Mexican pesos. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations including, among others, political, social and economic instability, acts of war or terrorism, difficulties in staffing and managing international operations, controlling quality of manufacture, interruptions and limitations in telecommunication services, product or material transportation delays or disruption, and trade restrictions and changes in tariffs. However, we believe these risks are mitigated in Pakistan by the fact that our operations there do not involve the shipping or manufacturing of any physical products, and in late 2001, we began developing facilities in the U.A.E. and Costa Rica which will also perform this function. We believe the risks in Mexico are mitigated by the fact that our operations there are governed under the provisions of the North American Free Trade Agreement, or NAFTA.

In October 2001, we entered into an exclusive marketing agreement with Discus Dental Impressions, Inc. Under the terms of the agreement, Discus will act as our exclusive Invisalign marketing and sales representative providing training, certification, marketing and clinical support to general dentists in the U.S. and Canada. Discus is required to maintain minimum sales quotas and will earn a commission on all products shipped under the terms of the agreement. We are required, under the terms of the agreement, to provide minimum consumer advertising commensurate with Discus meeting minimum sales quotas. The initial term of the agreement expires December 31, 2006, but is renewable for five years if not terminated earlier. The agreement includes termination rights for convenience and for failure to meet agreed upon minimums.

We have not been profitable for any quarter since April 3, 1997 (inception). As of December 31, 2001, we had an accumulated deficit of $206.1 million. We expect to have net losses and negative operating cash flows for at least the next 12 months due, in part, to our national consumer advertising campaign, the expansion of manufacturing capacity, our launching of our international sales and marketing efforts and continued research and development efforts. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

We earn revenue primarily from the sale of Invisalign. Our revenue consists of the ClinCheck fee and the charge for each Aligner. We charge dental professionals a fixed fee for the treatment simulation viewed via ClinCheck on our website, www.Invisalign.com. This fee is invoiced when the dental professional orders ClinCheck prior to the production of Aligners. In addition, we charge dental professionals a fee for Aligners upon shipment.

Historically, we have shipped Aligners in batches. The first batch, which typically represented the first several months of treatment, was produced once the prescribing dental professional approved ClinCheck. Thereafter, Aligners were sent at approximately six month intervals until completion of treatment. In mid-February 2001, for cases where ClinCheck was approved, we began shipping all the Aligners in a single batch.

Fees from the sale of ClinCheck and Aligners, taken together, are treated as revenues from a single Invisalign case. For cases where ClinCheck was approved prior to mid-February 2001, revenues associated with a given case are recognized ratably as batches of Aligners are shipped to the dental professional. For orders placed subsequent to notification of our change to single batch shipments, all of the revenues associated with a given case, including ClinCheck fees, will be recognized at the time the Aligners are shipped. The costs of producing the ClinCheck treatment plan, which are incurred prior to the production of Aligners, are capitalized and recognized as related revenue is earned. In the cases where we expect a net loss, the entire loss is recognized immediately.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000:

Revenues. Revenues for the year ended December 31, 2001 increased to $46.4 million compared to $6.7 million for the year ended December 31, 2000. For the year ended December 31, 2001, revenues of $45.0 million were derived from the sale of Invisalign compared to revenues of $5.4 million for the year ended December 31, 2000. The balance of our revenues for year ended December 31, 2001 and 2000 represented sales of dental impression machines, other products and training.

Cost of revenues. Cost of revenues includes the compensation of staff involved in production, the cost of materials and packaging used in production and shipping, together with an allocation of the cost of facilities and depreciation on the capital equipment used in the production process. Cost of revenues for the year ended December 31, 2001 increased to $46.8 million compared to $20.3 million for the year ended December 31, 2000. Cost of revenues for the year ended December 31, 2001 and 2000 includes $10.6 and $11.2 million, respectively, of unabsorbed manufacturing costs due to an increase in our manufacturing capacity in 2001 and 2000. For the third and fourth quarters of fiscal 2001, we achieved positive gross margins mainly due to efficiencies achieved in manufacturing as well as reducing over capacity in many areas. Our gross loss is affected by changes in manufacturing volume, manufacturing capacity and changes in our pricing policies.

Sales and marketing. Sales and marketing expenses include sales force compensation together with the expense of professional marketing - principally, conducting training workshops and market surveys, advertising and attending orthodontic trade shows. Sales and marketing expenses for the year ended December 31, 2001 increased to $50.6 million compared to $40.4 million for the year ended December 31, 2000. This increase resulted primarily from: increases in headcount and related expenses of approximately $4.6 million; expenses relating to increased direct mailings of $1.4 million; and expenses related to the expansion of our international sales and marketing offices of $5.7 million. Partially offsetting the increase was a $2.4 million decrease in advertising expenses.

General and administrative. General and administrative expenses include costs for the compensation of administrative personnel, outside consulting services, facilities, legal expenses and general corporate expenses. General and administrative expenses for the year ended December 31, 2001 increased to $32.7 million compared to $18.0 million for the year ended December 31, 2000, primarily due to increased headcount and related expenses. We expect administrative expenses to continue to increase in the future to support expanding business activities and the additional administrative costs related to being a public company.

Research and development. Research and development expenses include the cost for the compensation of staff, the costs associated with software engineering, the costs of designing, developing and testing our products and the conduct of both clinical and post-marketing trials. Research and development is expensed as incurred. Research and development expenses for the year ended December 31, 2001 increased to $14.7 million compared to $9.2 million for the year ended December 31, 2000. This increase resulted primarily from increases in headcount and related expenses of approximately $3.3 million.

Litigation settlement. In February 2001 Align Technology was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align Technology's policy of selling Invisalign exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing, the company entered into a Stipulation and Agreement of Settlement with the plaintiffs to settle the lawsuit. The total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years. In November 2001, the Court approved the Stipulation and Agreement of Settlement.

Other income (expense), net. Other income was $1.4 million for the year ended December 31, 2001 compared to expense of $7.6 million for the year ended December 31, 2000. The interest income in fiscal 2001 was generated from higher average cash and cash equivalents balance and investments in short-term and long-term securities in fiscal 2001, which included the proceeds from our initial public offering completed in January 2001. Partially offsetting the interest income was a non-cash interest expense of $1.8 million, recorded in January 2001, related to the beneficial conversion feature embedded in convertible subordinated notes. The other expense balance of $7.6 million as of December 31, 2000 was primarily the result of non-cash interest expense related to the beneficial conversion feature of a bridge loan financing.

Dividend related to beneficial conversion feature of preferred stock. In 2000 we issued 9,535,052 shares of Series D preferred stock which were subject to an antidilution conversion price adjustment feature which we triggered when we granted options to purchase our common stock beyond the number of options that were authorized under our 1997 Plan at the time we commenced our Series D preferred stock offering in May 2000. The conversion feature provided that if, during the period between May 12, 2000 (the commitment date for our Series D preferred stock offering) and the earlier of the closing of an initial public offering or January 31, 2001, we had granted more than an aggregate of 3,331,978 options to purchase our common stock, then the conversion price of our Series D preferred stock would be adjusted downward from its original conversion price of $10.625 per share. As of the end of January 2001, we had granted an aggregate of 3,591,458 options to purchase shares of our common stock in excess of the 3,331,978 options permitted, and we were therefore required to issue an additional 790,342 shares of common stock upon the conversion of the Series D preferred stock. These shares were in addition to the 419,700 additional shares of common stock that we were required to issue upon conversion of the Series D preferred stock as of December 31, 2000. As a result, we recorded a deemed dividend for the year ended December 31, 2001 based on the fair value of the common stock at the commitment date of the Series D preferred stock offering of $11.2 million related to the preferred stock sold and a charge to interest expense of $1.8 million for the beneficial conversion feature embedded in convertible subordinated notes that were previously converted.

Deferred Compensation. In connection with the grant of stock options to employees and non-employees, we recorded deferred stock-based compensation as a component of stockholders' equity (deficit). Deferred stock- based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $22.2 million for the year ended December 31, 2001 and $13.4 million, for the year ended December 31, 2000.

Comparison of Years Ended December 31, 2000 and 1999:

Revenues. Revenues for the year ended December 31, 2000 increased to $6.7 million compared to $411,000 for the year ended December 31, 1999. We recorded revenues for the first time in the third quarter of 1999. For the year ended December 31, 2000, revenues of $5.4 million were derived from the sale of Invisalign compared to revenues of $98,000 for the year ended December 31, 1999. The balance of our revenues for year ended December 31, 2000 and 1999 represented sales of dental impression machines. We expect to sell a dental impression machine to an orthodontist only once, if at all. Accordingly, sales of these machines are expected to represent a substantially lower proportion of our revenue in the future.

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

Sales and marketing. Sales and marketing expenses include sales force compensation together with the expense of professional marketing- principally, conducting training workshops and market surveys, advertising and attending orthodontic trade shows. Sales and marketing expenses for the year ended December 31, 2000 increased to $40.4 million compared to $5.7 million for the year ended December 31, 1999. This increase resulted primarily from: increases in advertising expenses of $19.1 million; increases in headcount and related expenses of $6.2 million; expenses relating to participation in the annual convention of the American Association of Orthodontists of $1.9 million; expenses relating to orthodontist training of $1.3 million; and expenses related to the outsourced call center function to support our national advertising campaign of $1.0 million.

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

Research and development. Research and development expenses include the costs associated with software engineering, the costs of designing, developing and testing our products and the conduct of both clinical and post-marketing trials. Research and development is expensed as incurred. Research and development expenses for the year ended December 31, 2000 increased to $9.2 million compared to $4.2 million for the year ended December 31, 1999. Expenses through the third quarter of 1999, until we recognized revenue for the first time from the sale of Invisalign, include the costs of researching processes to manufacture our product.

Other income (expense), net. Other expense increased to $7.6 million for the year ended December 31, 2000 compared to other expense of $710,000 for the year ended December 31, 1999. This increase, partially offset by interest income on marketable securities, resulted primarily from non- cash interest expense related to the beneficial conversion feature embedded in convertible subordinated notes.

Dividend related to beneficial conversion feature of preferred stock. In 2000 we issued 9,535,052 shares of Series D preferred stock. The difference between the conversion price and the fair value per share of the common stock on the commitment date for that offering resulted in a beneficial conversion feature of $53.5 million which has been reflected as a preferred stock dividend in the December 31, 2000 consolidated financial statements.

Deferred Compensation. In connection with the grant of stock options to employees and non-employees, we recorded deferred stock-based compensation as a component of stockholders' deficit. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $13.4 million for the year ended December 31, 2000 and $394,000 for the year ended December 31, 1999.

Income Taxes

We have incurred immaterial amounts of income tax expense to date since we have not been profitable. As of December 31, 2001, we have aggregate federal and state net operating loss carryforwards of $312.5 million. As of December 31, 2001 we have recorded a full valuation allowance for our existing net deferred tax assets due to uncertainties regarding their realization. We also have aggregate federal and state research tax credit carryforwards of $3.1 million as of December 31, 2001. The federal and state net operating loss and research credit carryforwards expire beginning in the year 2017 for federal and 2005 for state purpose if not utilized. Utilization of the federal net operating losses and credit carryforwards may be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through private sales of approximately $128.9 million of convertible preferred stock. We have also financed our operations through equipment leases and bank loans. In January 2001, we received proceeds, net of underwriting discounts and commissions and other expenses incurred, as a result of our initial public offering of approximately $126.0 million. As of December 31, 2001, we had $65.7 million in cash, cash equivalents and short-term and long-term marketable securities and an accumulated deficit of $206.1 million. Additionally, we have $723,000 of restricted cash as of December 31, 2001.

Net cash used in operating activities totaled $77.9 million in 2001, $58.8 million in 2000 and $11.6 million in 1999. The increase was primarily due to the increase in our net loss to $97.5 million in fiscal 2001, which is up from $88.7 million in fiscal 2000 and $15.4 million in fiscal 1999, and to a lesser extent, increases in accounts receivable. This was offset significantly by increased non-cash charges related to amortization of deferred stock compensation and depreciation and amortization.

Net cash used in investing activities totaled $2.0 million in 2001, $41.6 million in 2000 and $3.6 million in 1999. For fiscal 2001, cash used in investing activities was primarily the result of the investment of the initial public offering proceeds in marketable securities. Offsetting the cash used was cash provided by the maturities and sales of the marketable securities, as well as the decrease in our restricted cash balance. For fiscal 2000 cash used in investing activities was primarily used for the investment of the proceeds from the sale of preferred stock in marketable securities. Additionally, for the year ended December 31, 2000, there was a substantial increase in restricted cash of $15.6 million which primarily consisted of cash related to the transfer of funds to our media buying agent to fund our national advertising campaign. Offsetting the cash used was cash provided by the maturities and sales of the marketable securities. For fiscal 1999 cash used in investing activities was primarily the result of the investment of the proceeds from the sale of preferred stock in marketable securities. Additionally, in each of these years, there was a use of cash for the purchase of clinical and manufacturing equipment, computers and facilities to support the expansion of our operations.

Net cash from financing activities was $127.5 million in 2001, $96.4 million in 2000 and $19.6 million in 1999. For fiscal 2001, cash provided by financing activities was attributable primarily to net proceeds from the issuance of common stock principally through our initial public offering. For fiscal 2000 and 1999, cash provided by financing activities was attributable to the proceeds from the issuance of preferred stock and convertible promissory notes that were converted to preferred stock.

We finance capital purchases through cash and capital leases. We had capitalized lease obligations outstanding of $1.5 million at December 31, 2001 and $1.9 million at December 31, 2000.

Our capital requirements depend on market acceptance of our products and our ability to market sell and support our products on a worldwide basis. We believe that our current cash and cash equivalents, short-term and long-term investment balances will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay establishing a national brand, building manufacturing infrastructure and developing our product and process technology, or to reduce our expenditures in general. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

                                                                    Three Months Ended
                            ---------------------------------------------------------------------------------------------------
                                                      2001                                               2000
                            --------------------------------------------------  -----------------------------------------------
                            December 31   September 30   June 30     March 31   December 31   September 30  June 30   March 31
                            ------------  ------------  ----------  ----------  ------------  -----------  ---------  ---------
                                                                    (in thousands, except per share data)
Revenues.................. $     12,300  $     12,912  $   13,483  $    7,689  $      3,276  $     1,439  $   1,397  $     629
Gross profit (loss).......        2,118         1,647        (347)     (3,865)       (5,433)      (3,870)    (2,810)    (1,397)
Operating loss............      (20,827)      (23,026)    (23,567)    (31,425)      (35,121)     (22,127)   (15,819)    (8,048)
Net loss..................      (20,719)      (22,503)    (22,294)    (31,958)      (35,437)     (21,839)   (23,392)    (8,080)
Net loss available to
 common stockholders...... $    (20,719) $    (22,503) $  (22,294) $  (43,149) $    (44,803) $   (21,839) $ (67,542) $  (8,080)
Net loss per share
 available to common
 stockholders, basic and
 diluted.................. $      (0.45) $      (0.50) $    (0.50) $    (1.29) $      (7.39) $     (3.84) $  (12.31) $   (1.55)
Shares used in computing
 per share amounts,
 basic and diluted........       45,660        45,035      44,518      33,574         6,066        5,682      5,489      5,225

Historical quarterly operating results do not necessarily reflect our expectations of future quarterly operating results. We believe that future operating results will fluctuate on a quarterly basis due to a variety of factors, including: the rate of adoption of Invisalign for the treatment of orthodontic malocclusion, the rate which manufacturing operations is scaled, the timing of automation of manufacturing processes and the extent of national direct to consumer marketing campaigns.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgements that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, warranty accrual and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements. We recognize revenues from product sales when there is pervasive evidence that an arrangement exits, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Provisions for discounts and rebates to customers and other adjustments are provided for in the same period that the related product sales are recorded based upon analyses of historical discounts and rebates. We accrue for estimated warranty costs upon shipment of products. Our warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. We maintain an accounts receivable allowance for an estimated amount of losses that may result from customer's inability to pay for product purchased. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have established a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which thee differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after September 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. To date, the Company has not engaged in a business combination.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long- Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00- 14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the Company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01- 09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products", which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for `Points' and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." The Company is currently assessing the impact of the adoption of these issues on our financial statements.

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. The long-term debt at December 31, 2001 consists only of outstanding balances on lease obligations.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2002 and the interest rates are primarily fixed. Our capital lease obligations of $1.5 million at December 31, 2001 carry a fixed interest rate of 6.53% and 11.15% per annum with principle payments due in 60 and 48 monthly installments, respectively, beginning in 2000.

The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term debt instruments:

                                    Expected Maturity date (as of December 31, 2001)
                          ---------------------------------------------------------------------
                            2002      2003      2004      2005      2006     Total    Fair value
                          --------  --------  --------  --------  --------  --------  ---------
                                                      (in thousands)
        ASSETS:
------------------------
Cash, cash equivalents.. $ 50,550  $     --  $     --  $     --  $     --  $ 50,550  $  50,550
Short-term marketable
 securities.............   12,317        --        --        --        --    12,317     12,494
Weighted average
 interest rate..........     5.54%       --        --        --        --      --         --
Long-term marketable
 securities............. $     --  $  2,578  $     --  $     --  $     --  $  2,578  $   2,627
Weighted average
 interest rate..........       --      7.38%       --        --        --       --        --

      LIABILITIES:
------------------------
Fixed rate debt lease
 obligation............. $    483  $    512  $    338  $    130  $     --  $  1,463  $   1,463
Weighted average
 interest rate..........     8.30%     8.30%     6.53%     6.53%       --       --         --

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

Currency Rate Risk. Our primary currency rate risk exposures relate to:

  Our decentralized or outsourced operations, whereby approximately $14.3 million of our expenses are related to operations outside the United States, denominated in currencies other than the U.S. dollar.

We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Align Technology, Inc. and
subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Align Technology, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California,
February 7, 2002

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                     December 31,
                                                               --------------------
                                                                 2001       2000
                                                               ---------  ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $  50,550  $   2,828
  Restricted cash............................................       723     15,986
  Marketable securities, short-term..........................    12,494      9,633
  Accounts receivable, net of allowance for doubtful
   accounts of $1,882 and $494 at December 31, 2001 and
   2000, respectively........................................    11,556      4,465
  Inventories, net...........................................     1,549      2,024
  Deferred costs.............................................       714      2,431
  Other current assets.......................................     3,997      3,995
                                                               ---------  ---------
   Total current assets......................................    81,583     41,362
  Property and equipment, net................................    32,021     21,100
  Marketable securities, long-term...........................     2,627      6,251
  Other assets...............................................     1,987      1,848
                                                               ---------  ---------
   Total assets.............................................. $ 118,218  $  70,561
                                                               =========  =========
LIABILITIES, CONVERTIBLE PREFERRED STOCK,
WARRANTS AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable........................................... $   4,376  $   5,541
  Accrued liabilities........................................    11,426     14,753
  Deferred revenue...........................................     1,551      2,350
  Current portion of capital lease obligations...............       483        445
                                                               ---------  ---------
   Total current liabilities.................................    17,836     23,089
  Capital lease obligations, net of current portion..........       980      1,455
                                                               ---------  ---------
   Total liabilities.........................................    18,816     24,544
                                                               ---------  ---------
Commitments and contingencies (Note 5)
Convertible preferred stock:
  $0.0001 par value; Authorized: none and 27,211 shares at
   December 31, 2001 and 2000, respectively.
   Issued and outstanding: none and 25,788 shares at
   December 31, 2001 and 2000, respectively, (aggregate
   liquidation preference: $0 and $134,306 at
   December 31, 2001 and 2000, respectively).................        --    128,873
  Preferred stock warrants...................................        --      1,818
                                                               ---------  ---------
                                                                     --    130,691
                                                               ---------  ---------
Stockholders' equity (deficit):
  Preferred stock: $0.0001 par value; Authorized: 5,000
   shares; no shares issued and outstanding
   at December 31, 2001 and 2000, respectively...............        --         --
  Common stock: $0.0001 par value; Authorized: 200,000 and
   120,000 shares at December 31, 2001 and 2000,
   respectively; Issued and outstanding: 47,771 and
   9,622 shares at December 31, 2001 and 2000, respectively..         5          1
  Additional paid-in capital.................................   355,055    105,828
  Deferred stock-based compensation..........................   (48,324)   (80,160)
  Notes receivable from stockholders.........................    (1,484)    (1,814)
  Accumulated other comprehensive income.....................       226         73
  Accumulated deficit........................................  (206,076)  (108,602)
                                                               ---------  ---------
   Total stockholders' equity (deficit)......................    99,402    (84,674)
                                                               ---------  ---------
   Total liabilities, convertible preferred stock,
    warrants, and stockholders' equity (deficit)............. $ 118,218  $  70,561
                                                               =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                                 2001        2000        1999
                                                              ----------  ----------  ----------
Revenues:
  Revenue--Invisalign....................................... $   44,955  $    5,436  $       98
  Revenue--Ancillary products and other services............      1,429       1,305         313
                                                              ----------  ----------  ----------
    Total revenues..........................................     46,384       6,741         411
                                                              ----------  ----------  ----------
Cost of revenues:
  Cost of revenue and manufacturing costs--
   Invisalign...............................................     45,040      19,031       1,508
  Cost of revenue--Ancillary products and other services....      1,791       1,220         246
                                                              ----------  ----------  ----------
    Total cost of revenues..................................     46,831      20,251       1,754
                                                              ----------  ----------  ----------
Gross loss..................................................       (447)    (13,510)     (1,343)

Operating expenses:
  Sales and marketing.......................................     50,581      40,445       5,688
  General and administrative................................     32,734      17,991       3,474
  Research and development..................................     14,683       9,169       4,200
  Litigation settlement.....................................        400          --          --
                                                              ----------  ----------  ----------
    Total operating expenses................................     98,398      67,605      13,362
                                                              ----------  ----------  ----------
Loss from operations........................................    (98,845)    (81,115)    (14,705)
  Interest income...........................................      4,261       2,306         362
  Interest expense..........................................     (1,999)     (9,807)       (986)
  Other expense.............................................       (881)       (132)        (86)
                                                              ----------  ----------  ----------
Net loss before provision for income taxes..................    (97,464)    (88,748)    (15,415)
  Provision for income taxes................................         10          --          --
                                                              ----------  ----------  ----------
Net loss....................................................    (97,474)    (88,748)    (15,415)
Dividend related to beneficial
 conversion feature of preferred stock......................    (11,191)    (53,516)         --
                                                              ----------  ----------  ----------
Net loss available to common stockholders................... $ (108,665) $ (142,264) $  (15,415)
                                                              ==========  ==========  ==========
Net loss per share available to common
 stockholders, basic and diluted............................ $    (2.57) $   (25.64) $    (3.65)
                                                              ==========  ==========  ==========
Shares used in computing net loss per share
 available to common stockholders, basic and
 diluted....................................................     42,247       5,548       4,218
                                                              ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2001, 2000 and 1999 (in thousands)

                                                                                         Notes     Accumulated
                                             Common Stock     Additional  Deferred    Receivable      Other
                                          ------------------   Paid-In   Stock-based     from      Comprehensive Accumulated
                                           Shares    Amount    Capital   Compensation Stockholders    Income      Deficit      Total
                                          --------  --------  ---------  -----------  -----------  ------------  ----------  ---------
Balance at December 31, 1998.............   5,355  $      1  $       5  $        --  $        --  $         --  $   (4,439) $  (4,433)
Net loss.................................      --        --         --           --           --            --     (15,415)   (15,415)
Stock options exercised..................     331        --         42           --           --            --          --         42
Repurchase of common stock...............     (42)       --         (2)          --           --            --          --         (2)
Deferred stock
 compensation, net of
 cancellations...........................      --        --      2,174       (2,174)          --            --          --         --
Amortization of deferred
 stock compensation......................      --        --         --          394           --            --          --        394
                                          --------  --------  ---------  -----------  -----------  ------------  ----------  ---------
Balance at December 31, 1999.............   5,644         1      2,219       (1,780)          --            --     (19,854)   (19,414)
                                                                                                                             ---------
Net loss.................................      --        --         --           --           --            --     (88,748)   (88,748)
Net change in unrealized
 gain from available-
 for-sale securities.....................      --        --         --           --           --            73          --         73
                                                                                                                             ---------
Comprehensive loss.......................                                                                                     (88,675)
                                                                                                                             ---------
Stock options exercised..................   4,121        --      2,828           --       (1,814)           --          --      1,014
Repurchase of common stock...............    (143)       --        (48)          --           --            --          --        (48)
Deferred stock
 compensation, net of
 cancellations...........................      --        --     91,752      (91,752)          --            --          --         --
Amortization of deferred
 stock compensation......................      --        --         --       13,372           --            --          --     13,372
Charge for accelerated
 vesting of employee
 stock options...........................      --        --        429           --           --            --          --        429
Beneficial conversion
 feature embedded in
 convertible
 subordinated notes......................      --        --      8,648           --           --            --          --      8,648
Beneficial conversion
 feature embedded in
 preferred stock sold....................      --        --     53,516           --           --            --          --     53,516
Deemed dividend on
 preferred stock.........................      --        --    (53,516)          --           --            --          --    (53,516)
                                          --------  --------  ---------  -----------  -----------  ------------  ----------  ---------
Balance at December 31, 2000.............   9,622         1    105,828      (80,160)      (1,814)           73    (108,602)   (84,674)
                                                                                                                             ---------
Net loss.................................      --        --         --           --           --            --     (97,474)   (97,474)
Net change in unrealized
 gain from available-
 for-sale securities.....................      --        --         --           --           --           153          --        153
                                                                                                                             ---------
Comprehensive loss.......................                                                                                     (97,321)
                                                                                                                             ---------
Issuance of common stock to
preferred stockholders upon
conversion...............................  26,998         3    128,870           --           --            --          --    128,873
Sale of common stock upon the
completion of initial public
offering, net of issuance
costs of $12,200.........................  10,629         1    125,976           --           --            --          --    125,977
Issuance of common stock upon
exercise of stock options................     260        --        184           --           --            --          --        184
Issuance of common stock relating
to employee stock purchase plan..........      39        --        245           --           --            --          --        245
Issuance of common stock upon
the conversion and the
exercise of warrants.....................     529        --      1,818           --           --            --          --      1,818
Repurchase of common stock...............    (306)       --       (266)          --          213            --          --        (53)
Deferred stock
 compensation, net of
 cancellations...........................      --        --     (9,627)       9,627           --            --          --         --
Charge for accelerated
 vesting of employee
 stock options...........................      --        --        224           --           --            --          --        224
Payments received on stockholders
  notes receivable.......................      --        --         --           --          287            --          --        287
Interest accrued on stockholders
  notes receivable.......................      --        --         --           --         (170)           --          --       (170)
Amortization of deferred
 stock compensation......................      --        --         --       22,209           --            --          --     22,209
Beneficial conversion
 feature embedded in
 convertible
 subordinated notes......................      --        --      1,803           --           --            --          --      1,803
Beneficial conversion
 feature embedded in
 preferred stock sold....................      --        --     11,191           --           --            --          --     11,191
Deemed dividend on
 preferred stock.........................      --        --    (11,191)          --           --            --          --    (11,191)
                                          --------  --------  ---------  -----------  -----------  ------------  ----------  ---------
Balance at December 31, 2001.............  47,771  $      5  $ 355,055  $   (48,324) $    (1,484) $        226  $ (206,076) $  99,402
                                          ========  ========  =========  ===========  ===========  ============  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                           Year Ended December 31,
                                                       -------------------------------
                                                         2001       2000       1999
                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................... $ (97,474) $ (88,748) $ (15,415)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization....................     7,592      2,513        559
    Amortization of deferred stock-based
     compensation....................................    22,209     13,372        394
    Amortization of accelerated vesting of stock
     options.........................................       224        429         --
    Loss on retirement of fixed assets...............        35         98         --
    Realized loss on marketable securities ..........        --         10         --
    Allowance for doubtful accounts..................     1,388        461         33
    Amortization of capitalized financing costs
     and debt discount...............................        --        834        984
    Non-cash interest income on notes receivable
     from stockholders...............................      (170)       (23)        --
    Non-cash interest expense on convertible
     subordinated note...............................     1,803      8,648         --
    Non-cash accretion on marketable
     securities......................................    (1,174)        --         --
    Provision for excess and obsolete inventory......       555         --         --
  Changes in operating assets and liabilities:
    Accounts receivable..............................    (8,479)    (4,612)      (347)
    Deferred costs...................................     1,717     (2,431)        --
    Inventories......................................       (80)    (1,658)      (366)
    Other current assets.............................    (1,886)    (1,425)      (187)
    Accounts payable.................................      (450)     4,401        672
    Accrued liabilities..............................    (2,866)     7,100      1,921
    Deferred revenue.................................      (799)     2,231        119
                                                       ---------  ---------  ---------
      Net cash used in operating activities..........   (77,855)   (58,800)   (11,633)
                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.................   (19,175)   (13,571)    (2,463)
  Decrease (increase) in restricted cash.............    15,263    (15,646)      (340)
  Purchase of marketable securities..................   (72,219)   (19,645)    (5,906)
  Maturities of marketable securities................    54,412      1,250      3,365
  Proceeds from sale of marketable securities........    19,898      7,827      1,740
  Change in other assets.............................      (139)    (1,848)        --
                                                       ---------  ---------  ---------
      Net cash used in investing activities..........    (1,960)   (41,633)    (3,604)
                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.............   138,606      1,037         42
  Proceeds from issuance of convertible preferred
   stock, net of issuance costs......................        --     83,085     18,740
  Proceeds from note receivable for preferred
   stock.............................................        --         --         76
  Proceeds from payment on stockholders' notes
   receivable........................................       287         --         --
  Repurchase of common stock.........................       (53)       (48)        (2)
  Proceeds from convertible subordinated notes.......        --     14,000        750
  Payments for incurred IPO costs....................   (10,853)    (1,327)        --
  Proceeds from draw down of line of credit..........        --      5,000         --
  Repayment of line of credit........................        --     (5,000)        --
  Payments on capital lease obligations..............      (450)      (318)        (8)
                                                       ---------  ---------  ---------
      Net cash provided by financing activities......   127,537     96,429     19,598
                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.........................................    47,722     (4,004)     4,361
Cash and cash equivalents, beginning of year.........     2,828      6,832      2,471
                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year............... $  50,550  $   2,828  $   6,832
                                                       =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Organization

Formation and business of the Company

Align Technology, Inc., (the "Company") was incorporated in April 1997 and is engaged in the development, manufacturing and marketing of Invisalign, used for treating malocclusion, or the misalignment of teeth. Invisalign uses a series of clear plastic "Aligners" to move the patients' teeth in small increments from their original state to a final treated state. The Company exited the development stage as of July 2000.

In January 2001, the Company completed an initial public offering of 10 million shares of common stock at $13.00 per share. In March 2001, the underwriters exercised an overallotment option for 628,706 shares. Net proceeds to the Company were approximately $125,976,000.

Note 2 Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted cash

Restricted cash as of December 31, 2001 is primarily comprised of $723,000 for security on customer credit card transactions, on leases of administrative offices and others. Restricted cash as of December 31, 2000 is primarily comprised of $15,453,000 held in escrow for deposits on future advertising (Note 5) and $533,000 for security on customer credit card transactions, on lease of administrative offices and others.

Short- and long-term marketable securities

Marketable securities are classified as available- for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Securities" and are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified as non-current assets have scheduled maturities of more than one year. Unrealized holding gains or losses on such securities are included in accumulated comprehensive income/(loss) in stockholders' equity (deficit). Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

There were $226,000 and $73,000 in unrealized gains as of December 31, 2001 and 2000, respectively, included in the comprehensive income in stockholders' equity (deficit).

The cost and fair value of available-for-sale securities at December 31, 2001 are as follows (in thousands):

                                        Unrealized   Fair
                                Cost      Gain      Value      Maturity date
                              --------  ---------  --------  ------------------
Short-term marketable
 securities

  U.S. Government agencies and
   asset-backed securities.. $  5,999  $      68  $  6,067   June 2002
  Medium term notes.........    2,903         72     2,975   July 2002
  Corporate notes...........    3,415         37     3,452   March--December 2002
                              --------  ---------  --------
                             $ 12,317  $     177  $ 12,494
                              ========  =========  ========
Long-term marketable
 securities

  Corporate notes........... $  2,578  $      49  $  2,627   March 2003
                              --------  ---------  --------
                             $  2,578  $      49  $  2,627
                              ========  =========  ========

The cost and fair value of available-for-sale securities at December 31, 2000 are as follows (in thousands):

                                        Unrealized   Fair
                                Cost      Gain      Value      Maturity date
                              --------  ---------  --------  ------------------
Short-term marketable
 securities

  Commercial paper.......... $  6,682  $      --  $  6,682   January--March 2001
  Corporate notes...........    2,937         14     2,951     September 2001
                              --------  ---------  --------
                             $  9,619  $      14  $  9,633
                              ========  =========  ========
Long-term marketable
 securities

  Corporate notes........... $  3,286  $      30  $  3,316   February--June 2002
  Medium term notes.........    2,906         29     2,935        July 2002
                              --------  ---------  --------
                             $  6,192  $      59  $  6,251
                              ========  =========  ========

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

The Company has manufacturing operations located outside the United States of America. The Company currently relies on its manufacturing facilities in Pakistan to create virtual treatment plans with the assistance of sophisticated software. The Company is in the process of establishing facilities in other locations that are redundant to Pakistan's operations. In addition, the Company relies on third party manufacturers in Mexico to fabricate Aligners and to ship the completed product to the Company's customers. The Company's reliance on international operations exposes it to related risks and uncertainties, including; difficulties in staffing and managing international operations; controlling quality of manufacture; political, social and economic instability; interruptions and limitations in telecommunication services; product and/or material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in currency exchange rates; and potential adverse tax consequences. If any of these risks materialize, the Company's international manufacturing operations, as well as its operating results, may be harmed.

The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could materially impact future operating results.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are: 3 years for computer software and hardware and 5 years for plant equipment, furniture, fixtures and equipment. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets, or the remaining lease term, whichever is shorter. Upon sale or retirement, the asset's cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

Development costs for internal use software and web-site development

The Company accounts for development costs for internal used software in accordance with the AICPA Statement of Position 98- 1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company has also adopted Emerging Issues Task Force Issue No. 00-2 "Accounting for the Costs of Developing a Web Site".

Web site development and related costs consist of external and internal costs incurred to purchase and implement the web site software and significant enhancements used in the Company's business. Costs incurred in the development of application and infrastructure of the web site are capitalized and amortized over the useful life of the web site. Web site development costs of $495,000 and $397,000 had been capitalized as of December 31, 2001 and 2000, respectively. Amortization of web site development costs commenced in July 2000 upon launch of the web site. Accumulated amortization as of December 31, 2001 and 2000 amounted to $201,000 and $66,000, respectively.

Internal and external costs of designing, creating and maintaining web site content, graphics and user interface on the web site are expensed as incurred and included in the accompanying Consolidated Statement of Operations in accordance with SOP 98-1.

There was other software developed for internal use and capitalized as of December 31, 2001 and 2000 in the amount of $544,000 and $111,000, respectively. Amortization of the $111,000 began in January 2001 and amounted to $37,000 as of December 31, 2001. Amortization has not started on the additional $433,000 of capitalized costs as the software is not in use as of December 31, 2001.

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

Revenue from the Invisalign product and Ancillary product sales are recognized upon receipt of a purchase order and product shipment provided no significant obligations remain and collection of the receivables is deemed probable. Up-front fees received in connection with the Invisalign product are deferred and recognized over the associated product shipments. The costs of producing the ClinCheck treatment plan, which are incurred prior to the production of Aligners, are capitalized and recognized as related revenues are earned. Ancillary product sales consist primarily of dental impression machines. The Company accrues for estimated warranty costs upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Provisions for discounts and rebates to customers, are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.

Service revenues which are earned under agreements with third parties for training of dental professionals and staff for Invisalign are recorded as the related expenses are incurred. Charges to third parties are based on negotiated rates which are intended to approximate the Company's anticipated costs.

The Company estimates its loss on the sale, and records a provision for the entire amount of estimated loss in the period such losses are determined. Accrued loss is set off against deferred costs in all those cases that are not in a net loss position. The sales recorded by the Company through September 30, 2000 had significant losses, the sales recorded by the Company between October 2000 and December 2001 have not had any significant losses.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2001, 2000 and 1999 advertising costs totaled $17,466,000, $20,804,000 and $1,722,000, respectively.

Foreign currency

The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates. Revenues and expenses are generally translated at average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in consolidated net earnings.

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

The Company accounts for equity instruments issued to non- employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services," and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan" ("FIN 28").

Segments

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. During all periods presented, the Company operated in a single business segment. No single foreign country accounted for 10% or more of assets or 10% or more of revenues in fiscal 2001, 2000 and 1999.

Net loss per share

Basic and diluted net loss per share are computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, less the weighted average number of shares of common stock that are subject to repurchase. The calculation of diluted net loss per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options and warrants and shares issuable upon conversion of the preferred stock.

The following is a reconciliation of the numerator (net loss available to common stockholders) and the denominator (number of shares) used in the basic and diluted Earnings per Share ("EPS") calculations (in thousands, except per share data):

                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                                 2001        2000        1999
                                                              ----------  ----------  ----------

Net loss available to common stockholders................... $ (108,665) $ (142,264) $  (15,415)
                                                              ==========  ==========  ==========
Basic and diluted:
Weighted-average common shares outstanding..................     45,189       6,861       5,334
Less: Weighted-average shares subject to
 repurchase.................................................      2,942       1,313       1,116
                                                              ----------  ----------  ----------
Weighted-average shares used in basic and
 diluted net loss per share.................................     42,247       5,548       4,218
                                                              ==========  ==========  ==========
Net loss per share available to common
 stockholders...............................................      (2.57) $   (25.64) $    (3.65)
                                                              ==========  ==========  ==========

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the years indicated (in thousands):

                                                      Year Ended December 31,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
Preferred stock (as if converted).............        --     26,209     16,253
Options to purchase common stock..............     5,489      2,862      1,285
Common stock subject to repurchase............     1,969      3,608        654
Warrants......................................        --        646        533
                                                ---------  ---------  ---------
                                                   7,458     33,325     18,725
                                                =========  =========  =========

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after September 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. To date, the Company has not engaged in a business combination.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long- Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00- 14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than the Company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products", which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 "Accounting for `Points' and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." The Company is currently assessing the impact of the adoption of these issues on our financial statements.

Note 3 Balance Sheet Components

Inventories consist of the following (in thousands):

                                                   December 31,
                                                --------------------
                                                  2001       2000
                                                ---------  ---------
Raw materials................................. $   1,122  $   1,183
Work in progress..............................       182        294
Finished goods................................       245        547
                                                ---------  ---------
                                               $   1,549  $   2,024
                                                =========  =========

Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Clinical and manufacturing equipment..................... $  20,277  $  12,372
Computer hardware........................................     7,267      4,809
Computer software........................................     3,561      2,681
Furniture and fixtures...................................     3,471      1,648
Land.....................................................       458         --
Leasehold improvements...................................     4,134      2,580
Construction in progress.................................     3,470         --
                                                           ---------  ---------
                                                             42,638     24,090
Less: Accumulated depreciation and amortization..........   (10,617)    (2,990)
                                                           ---------  ---------
                                                          $  32,021  $  21,100
                                                           =========  =========

Property and equipment includes approximately $2,233,000 and $2,220,000 of assets under capital leases at December 31, 2001 and 2000, respectively. Accumulated amortization of assets under capital leases totaled approximately $749,000 and $334,000 at December 31, 2001 and 2000, respectively.

Depreciation expense and amortization was $7,592,000, $2,513,000 and $559,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Accrued liabilities consist of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Accrued marketing expenses............................... $   1,830  $   5,592
Accrued payroll and benefits.............................     3,621      2,844
Accrued costs for property and equipment acquired........        --      5,046
Other....................................................     5,975      1,271
                                                           ---------  ---------
                                                          $  11,426  $  14,753
                                                           =========  =========

Note 4 Discus Dental Agreement

In October 2001, we entered into an exclusive marketing agreement with Discus Dental Impressions, Inc. Under the terms of the agreement, Discus will act as our exclusive Invisalign marketing and sales representative providing training, certification, marketing and clinical support to general dentists in the U.S. and Canada. Discus is required to maintain minimum sales quotas and will earn a commission on all products shipped under the terms of the agreement. We are required, under the terms of the agreement, to provide minimum consumer advertising commensurate with Discus meeting minimum sales quotas. The initial term of the agreement expires December 31, 2006, but is renewable for five years if not terminated earlier. The agreement includes termination rights for convenience and for failure to meet agreed upon minimums.

Note 5 Commitments and Contingencies

Operating leases

In October 1999, the Company entered into a non- cancelable operating lease agreement with GE Capital Fleet Services and offers vehicles to all salespeople. The lease term is for 3 years, commencing upon acceptance of delivery.

In June 2000, the Company entered into a non-cancelable operating lease to lease a manufacturing facility in Santa Clara, California. The lease term is for five years, commencing July 1, 2000. The Company paid $1,175,000 security deposit upon execution of the lease.

In July 2000, the Company entered into an agreement to sublease additional office space in Santa Clara, California. The lease term began on July 14, 2000 and expires on August 14, 2002. A security deposit of $184,448 was paid by the Company upon execution of the lease.

In August 2001, the Company entered into an agreement to sublease additional office space in Santa Clara, California. The lease term began on October 1, 2001 and expires on September 30, 2002. The Company has a renewal option on this lease that extends the term to June 30, 2005.

Total rent expense was $3,349,000, $2,146,000 and $295,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The future minimum lease payments under operating leases as of December 31, 2001 are $3,103,000, $2,223,000, $2,185,000, $1,090,000, and $54,000 for the years ended December 31, 2002, 2003, 2004, 2005, and thereafter.

Advertising Commitments

In May 2000, the Company entered into an escrow agreement between TBWA Chiat/Day, Inc. ("TBWA") and Greater Bay Trust Company ("Escrow Agent"). TBWA has been engaged by the Company to procure non-cancelable television and radio media time on behalf of the Company. In consideration of the services provided by TBWA, the Company has agreed to deposit a certain amount with the Escrow Agent for purposes of repaying TBWA. The Company's total commitment will not at any time exceed the total amount held in escrow. At December 31, 2000, the Company had $15,453,000 held in money market funds with the Escrow Agent. This amount has been classified as restricted cash. The Company has subsequently used the funds and there are no advertising commitment escrow funds remaining in the escrow account as of December 31, 2001.

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

In February 2001 Align Technology was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align Technology's policy of selling Invisalign exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing, the company entered into a Stipulation and Agreement of Settlement with the plaintiffs to settle the lawsuit. The total legal and other settlement costs that Align has agreed to pay are approximately $400,000. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years. In November 2001, the Court approved the Stipulation and Agreement of Settlement.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Capitalized lease obligations

In February 2000, the Company leased a stereolithography apparatus from Leasing Technologies International, Inc. ("LTI") under a master lease agreement entered into between the Company and LTI in August 1999. Under the terms of the lease, the value of the leased equipment is $729,000 at a borrowing rate of 11.154% per annum. The term of the lease is for 48 months with a bargain purchase option at the end of the lease to purchase the equipment at 15% of the purchase price. Accordingly, the Company has capitalized the leased equipment in accordance with SFAS 13, "Accounting for Leases."

In May and June 2000, the Company leased two stereolithography machines from 3D Capital Corporation ("3D") under a Master Lease Agreement entered into in March 2000 for a total value of $1,479,000 at a borrowing rate of 6.533% per annum for a period of 60 months. The Company has capitalized these machines in accordance with SFAS 13.

Future minimum payments under capital lease obligations are as follows (in thousands):

Year Ended December 31,
-----------------------
2002..................................................... $     578
2003.....................................................       578
2004.....................................................       367
2005.....................................................       130
2006.....................................................        --
                                                           ---------
Minimum lease payments...................................     1,653
Less: Amount representing interest.......................      (190)
                                                           ---------
Present value of minimum lease payments..................     1,463
Amount due within one year...............................      (483)
                                                           ---------
Amount due after one year................................ $     980
                                                           =========

Land purchase commitment

As of December 31, 2001 the Company has committed $1.2 million in funds to purchase approximately 215 acres of land in Pakistan.

Note 6 Credit Facilities

The Company entered into a line of credit agreement (the "Line") with a financing institution (the "Lender") on April 12, 1999 to make available up to an aggregate principal amount of $5,000,000. The Line is available in minimum advances of $1,000,000 with each advance to be evidenced by a note bearing interest at 12% per annum. The agreement requires that each note shall be payable in 36 monthly installments of principal and interest. The assets of the Company are pledged as collateral for the loan agreement. Under the Line, the Company is required to maintain certain negative and financial covenants, which require, among other things, written consent from the Lender prior to the declaration and payment of dividends and sale of material assets of the Company. The Company did not draw money under this agreement in 1999. In connection with this Line the Company issued 533,334 warrants to purchase Series B convertible preferred stock at an exercise price of $1.50 per share.

In January 2000, the Company exercised its right to extend its draw period relating to the Line entered into with the Lender in April 1999 from an original draw expiration date of January 2000 to October 2000. In conjunction with the draw period extension, the Company issued the Lender a warrant to purchase 112,500 shares of the Company's Series C preferred stock at a price of $4.00 per share (Note 8). In April 2000, the Company drew down a total of $5,000,000 against the line. The note was subsequently repaid in full in July 2000.

Note 7 Convertible Preferred Stock

Convertible preferred stock at December 31, 2000 consisted of the following (in thousands):

                                                           December 31,
                                                           ---------
                                                             2000
                                                           ---------
Series A: 4,350 shares authorized, issued and
 outstanding at December 31, 2000
 (liquidation preference at December 31, 2000 $2,175).... $   2,164
Series B: 7,650 shares authorized; 6,717 shares
 issued and outstanding at December 31, 2000
 (liquidation preference at December 31, 2000 $10,076)...    10,059
Series C: 5,313 shares authorized; 5,186 shares
 issued and outstanding at December 31, 2000
 (liquidation preference at December 31, 2000 $20,745)...    19,490
Series D: 9,898 shares authorized, 9,535 shares
 issued and outstanding at December 31, 2000
 (liquidation preference at December 31, 2000 $101,310)..    97,160
                                                           ---------
                                                          $ 128,873
                                                           =========

Sale of preferred securities

In May, June and October 2000, the Company sold
9,535,052 shares of Series D preferred shares for gross proceeds of
$101,272,000. Included in the 9,535,052 total shares issued, the Company issued
1,321,202 Series D shares upon the conversion of the Convertible Subordinated
Promissory Notes financing (the "Notes") and associated interest as discussed below. The issuance of Series D convertible preferred stock resulted in a beneficial conversion feature, calculated in accordance with Emerging Issues
Task Force Issue No. 98-5, "Accounting for Convertible Securities with
Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"
("EITF 98-5"). Accordingly, the Company has recognized $47,564,000 as a charge to additional paid in capital to account for the deemed dividend on the preferred stock as of the issuance as of December 31, 2000. As noted, the Series
D preferred shares have certain contingent rights and preferences that were perfected and caused the Company to record an incremental beneficial conversion feature charge.

The Company has accounted for a beneficial conversion feature embedded in convertible subordinated notes (the "Notes") entered into on May 15,
2000. The beneficial conversion feature, amounting to $7,689,000, represents an additional interest yield on the debt which may be converted at any time at the option of the holders into immediately convertible preferred stock. Accordingly, the beneficial conversion feature has been recorded as an immediate charge to interest expense in May 2000. Under the terms of the loan agreement, the Notes and associated accrued interest were converted into the Company's convertible
Series D preferred stock in May 2000. The Company sold the Notes, in the aggregate face amount of $14,000,000, bearing a stated interest rate of 10% per annum and a maturity date one month from the date of issuance.

The 9,535,052 shares of Series D preferred stock that the
Company issued in 2000 were subject to an antidilution conversion price adjustment feature which the Company triggered when it granted options to purchase its common stock beyond the number of options that were authorized under its 1997 Plan at the time the Company commenced its Series D preferred stock offering in May 2000. The conversion feature provided that if, during the period between May 12, 2000 (the commitment date for the Company's Series D preferred stock offering) and the earlier of the closing of an initial public offering or January 31, 2001, the Company had granted more than an aggregate of
3,331,978 options to purchase its common stock, then the conversion price of the
Company's Series D preferred stock would be adjusted downward from its original conversion price of $10.625 per share.  As of December 31, 2000, the Company had granted 1,257,614 options to purchase shares of its common stock in excess of the 3,331,978 options permitted, and were therefore required to issue an additional 419,700 shares of common stock upon the conversion of the Series D preferred stock. The additional shares to be issued upon conversion of the
Series D preferred stock resulted in a beneficial conversion feature, calculated in accordance with EITF 98-5. As of December 31, 2000, the Company recognized an incremental deemed dividend based on the fair value of the common stock at the commitment date of the Series D preferred stock offering of $5,952,000 related to the preferred stock sold and a charge to interest expense of $959,000 for the beneficial conversion feature embedded in the convertible subordinated notes that were previously converted.

As of the end of January 2001, the Company had granted an aggregate of
3,591,458 options to purchase shares of its common stock in excess of the
3,331,978 options permitted, and were therefore required to issue an additional
790,342 shares of common stock upon the conversion of the Series D preferred stock.  These shares were in addition to the 419,700 additional shares of common stock the Company were required to issue upon conversion of the Series D preferred stock as of December 31, 2000.  As a result, the Company recorded a deemed dividend for the year ended December 31, 2001 based on the fair value of the common stock at the commitment date of the Series D preferred stock offering of $11,191,000 related to the preferred stock sold and a charge to interest expense of $1,803,000 for the beneficial conversion feature embedded in convertible subordinated notes that were previously converted.

Convertible preferred stock

The rights, preferences and privileges of Series A,
Series B, Series C and Series D preferred stock were as follows:

Voting rights

Holders of Series A, Series B, Series C and Series D
preferred stock were entitled to one vote for each share of common stock into which such shares can be converted. Certain votes, as defined in the Company's
Articles of Incorporation, require the approval of at least a majority of Series
A, Series B, Series C and Series D preferred stock stockholders. The holders of
Series A and Series B preferred stock, voting as separate classes, were each entitled to elect one member to the Company's Board of Directors. Beginning
January 1, 2001, the holders of the Series D preferred stock were entitled to elect one member of the Company's Board of Directors in the event that the
Company has not yet closed an initial public offering of its common stock at that time. The holders of common stock and Preferred Stock, voting together as a single class, were entitled to elect all remaining members of the Board of
Directors.

Dividends

The holders of Series A, Series B, Series C and
Series D preferred stock were entitled to noncumulative dividends, when and if declared by the Board of Directors, in the amount of $0.04, $0.12, $0.32 and
$0.85, respectively, per share per annum, on each outstanding share of Series A,
Series B, Series C and Series D preferred stock, subject to certain adjustments.
No dividends have been declared or paid as of December 31, 2001.

Liquidation

In the event of liquidation or sale of the Company,
each class of preferred stock was entitled to be paid out of the assets of the
Company an amount of $0.50, $1.50, $4.00 and $10.625, respectively, for the
Series A, Series B, Series C and Series D, plus all declared but unpaid dividends relating to preferred stock.

Conversion

Upon occurrence of the initial public offering (Note
1) all outstanding shares of convertible preferred stock were converted into shares of common stock. In accordance with the articles of incorporation the conversion price was $0.50 for Series A, $1.50 for Series B, $4.00 for Series C
and $9.43 for Series D preferred stock. As a result of the revised conversion price for Series D preferred stock the Company issued 26,998,290 shares of common stock upon conversion of outstanding preferred stock. There was no convertible preferred stock authorized, issued or outstanding at December 31,
2001.

Note 8 Stockholders' Equity (Deficit)

Preferred stock

The Company has authorized 5,000,000 shares of
$0.0001 par value preferred stock, none of which was issued or outstanding at
December 31, 2001 and 2000.

Common stock

The holders of common stock are entitled to receive
dividends whenever funds are legally available and when declared by the Board of
Directors subject to the prior rights of holders of all classes of stock having priority rights as to dividends. No dividends have been declared or paid as of
December 31, 2001.

On January 4, 2001, the Company's Board of Directors approved
a 2 for 1 stock split. All common and preferred stock and per share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the stock split.

Restricted stock purchase agreement

The Company has sold shares of its common stock to
founders of the Company under agreements which provide for repurchase of the stock by the Company at the stock's original purchase price upon termination of employment. The Company's right to repurchase lapses at any time prior to the earlier of: (i) three years from date of agreement; (ii) the closing of an
"Asset Transfer" or an "Acquisition"; or (iii) the voluntary liquidation, dissolution, or winding up of the Company. The Company has also sold shares of its common stock to employees, directors and consultants under the terms of the
1997 Equity Incentive Plan that includes an early exercise feature. The
Company's right to repurchase under those terms lapses over the vesting period of the underlying option exercised. At December 31, 2001 and 2000, 1,969,488 and
3,608,442 shares of common stock, respectively, were subject to repurchase, including 104,516 shares of common stock which were subject to a right of repurchase at the Company's discretion until October 2002.

Warrants

In April 1999, in connection with a financing
arrangement, the Company issued 533,334 warrants to purchase Series B convertible preferred stock at $1.50 per share. The warrants expire on January
26, 2006. The fair value of the warrants of $1,042,000 was calculated using the
Black-Scholes pricing method and has been charged to preferred stock warrants.
The related amount is being amortized as interest expense over the life of the notes. A total of $58,000 and $984,000 was amortized in 2000 and 1999, respectively.

In conjunction with the draw period extension, the Company
issued the Lender a warrant to purchase 112,500 shares of the Company's Series C convertible preferred stock at a price of $4.00 per share. The warrants expire on January 26, 2006. The fair value of the warrants of $776,000 was calculated using the Black-Scholes pricing method and has been charged to preferred stock warrants and amortized as interest expense over the life of the note. A total of
$776,000 was amortized as of December 31, 2000.

In April and June 2001, the Company issued a total of 528,615 shares of common stock upon net exercise of all of the warrants.

1997 Equity Incentive Plan

In April 1997, the Company adopted the 1997 Equity
Incentive Plan (the "1997 Plan") under which the Board of Directors may issue incentive and non-qualified stock options to employees, directors and consultants. The Company has reserved 9,709,092 shares of common stock for issuance under the Plan. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. Options are to be granted at an exercise price not less than fair market value for incentive stock options or 85% of fair market value for non-qualified stock options. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options will not be less than 110% of fair market value. Options become exercisable and vest on a cumulative basis at the discretion of the Board of Directors but at a rate not less than 20% per year over five years from the date of grant and generally vest at a rate of 25% on the first anniversary and 1/48th each month thereafter. The term of the options is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

In January 2001 the Company granted options ("Executive
Grant") to purchase 1,000,000 shares, at an exercise price of $15.00 per share, to each of the Company's Chief Executive Officer and President. The
options were granted outside of the 1997 Plan and prior to the 2001 Stock
Incentive Plan (the "2001 Plan") becoming effective and represent options for
2,000,000 shares of common stock in addition to the shares of common stock reserved for issuance under the 2001 Plan. The Executive Grant was approved by the stockholders in January 2001.

2001 Stock Incentive Plan

On January 4, 2001, the Board of Directors adopted
the 2001 Plan, which will terminate no later than 2011, provides for the granting of incentive stock options, non statutory stock options and restricted stock purchase rights and stock bonuses to employees, and consultants. As of
December 31, 2001, a total of 8,000,000 shares of common stock have been authorized for issuance under the 2001 Plan. The 2001 Plan was approved by the
Stockholders prior to the initial public offering.

Activity under the 1997 Plan, the Executive Grant and the
2001 Plan are set forth below (in thousands, except per share data):

                                                   Options Outstanding
                                              -------------------------------
                                                         Weighted
                                     Shares               Average
                                    Available            Exercise   Aggregate
                                    for Grant  Shares      Price      Price
                                    --------- ---------  ---------  ---------
Balances at December 31, 1998......      486       952  $    0.11  $     101
  Increase in pool.................    1,600        --         --         --
  Options granted..................     (737)      737       0.20        144
  Options exercised................       --      (331)      0.13        (42)
  Options cancelled................       73       (73)      0.14        (10)
                                    --------- ---------  ---------  ---------
Balances at December 31, 1999......    1,422     1,285       0.15        193
  Increase in pool.................    5,600        --         --         --
  Options granted..................   (5,890)    5,890       0.86      5,044
  Options exercised................       --    (4,121)      0.69     (2,828)
  Options cancelled................      192      (192)      0.33        (64)
                                    --------- ---------  ---------  ---------
Balances at December 31, 2000......    1,324     2,862       0.82      2,345
  Increase in pool.................   10,000        --         --         --
  Options granted..................   (3,423)    3,423      11.11     38,038
  Options exercised................       --      (260)      0.71       (184)
  Stock repurchased................      306                 0.87         --
  Options cancelled................      536      (536)      1.88     (1,006)
                                    --------- ---------  ---------  ---------
Balances at December 31, 2001......    8,743     5,489  $    7.14  $  39,193
                                    ========= =========  =========  =========

The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows (in thousands, except per share data):

                           Options Outstanding
               -------------------------------------          Exercisable
                              Weighted               ------------------------
                  Number       Average    Weighted    Number of    Weighted
   Range of     Outstanding   Remaining    Average   Shares as of   Average
   Exercise         and      Contractual  Exercise   December 31,  Excercise
    Prices      Exercisable  Life (Years)   Price        2001        Price
-------------- ------------- ----------------------- ------------ -----------
 $ 0.05 - 0.40          683        7.85       $0.31          683       $0.31
          1.07        1,686        8.85        1.07        1,686        1.07
   2.13 - 6.60          552        9.21        4.29          113        2.23
   7.46 - 7.84          270        9.51        7.76            1        7.80
   8.60 - 9.80          235        9.34        8.82            1        8.75
 10.00 - 13.06           63        9.39       10.24           --          --
         15.00        2,000        9.01       15.00           --          --
-------------- ------------- ----------- ----------- ------------ -----------
$ 0.05 - 15.00        5,489        8.88       $7.14        2,484       $0.92
============== ============= =========== =========== ============ ===========

The Company has adopted the disclosure-only
provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No.
123"), "Accounting for Stock-Based Compensation." Had compensation cost for the 2001 Plan, 1997 Plan and the Employee Stock Purchase Plan ("the
Purchase Plan") been determined based on the fair value at the grant date for awards during 2001, consistent with the provisions of SFAS No. 123, the
Company's pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share amounts):

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  ---------
Net loss available to common stockholders, as
 reported...................................... $(108,665) $(142,264) $ (15,415)
Net loss available to common stockholders, pro
 forma......................................... $(114,365) $(142,363) $ (15,435)
Net loss per share available to common
 stockholders, as reported, basic and diluted.. $   (2.57) $  (25.64) $   (3.65)
Net loss per share available to common
 stockholders, pro forma, basic and diluted.... $   (2.71) $  (25.66) $   (3.66)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The value of each option grant is estimated on the date of
grant using the minimum value method for 2000 and 1999 and using the Black-
Scholes option valuation model for 2001 with the following weighted assumptions:

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  ---------
Risk-free interest rate........................      4.36%  5.17-6.71% 4.91-6.03%
Expected life..................................    5 years    5 years    5 years
Expected dividends.............................        --        --        --
Volitility.....................................       117%     N/A        N/A

The weighted average per share fair values of options granted during the year ended December 31, 2001, 2000 and 1999 were $9.25, $16.878 and
$3.285, respectively.

Employee Stock Purchase Plan

On January 4, 2001, the Board of Directors adopted
the Purchase Plan, authorizing the issuance of 1,500,000 shares of common stock pursuant to purchase rights granted to in the United States employees. The
Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The
Purchase Plan was approved by the Stockholders prior to the Initial Public
Offering.

The Purchase Plan permits eligible employees to purchase
common stock at a discount through payroll deductions during defined offering periods. The price at which stock is purchased under the purchase plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or 85% of the fair market value on the subsequent designated purchase dates, whichever is lower. The initial offering period commenced on
January 25, 2001.

Under the Purchase Plan, the Company has sold approximately 39,000 shares to employees through December 31, 2001. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.47%; an expected life of 0.5 years; dividend yield of zero percent; and expected volatility of 117%. The fair value of those purchase rights granted in 2001 was $2.86 per share.

Stock-based compensation

During the year ended December 31, 1999, the Company
recorded deferred stock-based compensation for the excess of the deemed fair market value over the exercise price at the date of grant of $1,772,000 related to options granted to employees. The Company has recorded additional deferred stock-based compensation of $3,530,000 and $87,687,000 related to options issued to employees to purchase common stock issued through December 31, 2001 and 2000, respectively. During fiscal 2001, 2000 and 1999, the Company reversed
$12,673,000, none and none, respectively, of unrecognized deferred compensation relating to employees that have terminated employment with the Company.
The compensation expense is being recognized over the option vesting period of four years using the straight-line method. For the years ended December 31,
2001, 2000 and 1999, the Company recorded amortization of stock-based compensation of $22,347,000, $11,252,000 and $267,000, respectively, in connection with options granted to employees.

During the year ended December 31, 1999, the Company recorded deferred stock-based compensation $402,000 related to options granted to consultants. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes pricing model. The Company has recorded additional deferred stock-based compensation of $(484,000) and
$4,065,000 for options issued to consultants to purchase common stock issued in the year ended December 31, 2001 and 2000, respectively. The compensation expense is being recognized over the option vesting period of four years, using the method presented by FIN 28. For the years ended December 31, 2001, 2000 and
1999, the Company recorded amortization of stock-based compensation of
$(138,000), $2,120,000 and $127,000, respectively, in connection with options granted to consultants.

Amortization of deferred stock compensation has been
allocated to cost of revenues, sales and marketing, general and administrative and research and development expenses as follows (in thousands):

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  ---------
Cost of revenues............................... $   4,579  $   2,939  $      80
Sales and marketing............................     3,726      2,357        111
General and administrative.....................     9,760      5,345        106
Research and development.......................     4,144      2,731         97
                                                 ---------  ---------  ---------
                                                $  22,209  $  13,372  $     394
                                                 =========  =========  =========

Accelerated Vesting

During fiscal 2001 and 2000, the Company accelerated
the vesting of options to several employees in connection with a severance package. The acceleration was accounted for in accordance with FIN 44 as a one time charge of $224,000 and $429,000, respectively, to the statement of operations. The charge was equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Note 9 Income Taxes

The tax effects of temporary differences that give rise
to significant portions of the deferred tax assets are presented below (in thousands):

                                                 Year Ended December 31,
                                                 --------------------
                                                   2001       2000
                                                 ---------  ---------
Deferred tax assets (liabilities):
  Start-up costs............................... $    (383) $   1,920
  Net operating loss carryforwards.............    59,220     28,830
  Research and development credit..............     3,128      1,128
  Other........................................       545        645
                                                 ---------  ---------
Deferred tax assets............................    62,510     32,523
Less: Valuation allowance......................   (62,510)   (32,523)
                                                 ---------  ---------
Net deferred tax asset......................... $      --  $      --
                                                 =========  =========

Due to the uncertainty surrounding the realization of
favorable tax attributes in future tax returns, the Company has placed a valuation allowance against all of its net deferred tax assets. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance increased $29,987,000, $25,254,000 and $5,345,000 during 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company had federal and state net
operating loss carryforwards of approximately $155,950,000 and $156,560,000, respectively, available to offset future regular and alternative minimum taxable income. The Company's federal and state net operating loss carry forwards will begin to expire in 2017 for federal purposes and 2005 for state purposes if not utilized.

At December 31, 2001, the Company had federal and state
research and experimentation tax credit carry forwards of approximately
$2,144,000 and $983,000, respectively, available to offset future income tax liabilities. The Company's federal research and experimentation credit will begin to expire in 2017.

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

                                                         Year Ended December 31,
                                                     -------------------------------
                                                       2001       2000       1999
                                                     ---------  ---------  ---------
Taxes paid......................................... $     100          1          1
                                                     =========  =========  =========
Interest paid...................................... $     150        382        614
                                                     =========  =========  =========
Non-cash investing and financing activities:
  Note receivable for preferred stock.............. $      --         75         --
                                                     =========  =========  =========
  (Repurchase) issuance of note receivable
    for common stock............................... $    (213)     1,791         --
                                                     =========  =========  =========
  Fixed assets acquired under capital lease........ $      13      2,209         --
                                                     =========  =========  =========
  Fixed assets acquired with accounts payable
   or accrued liabilities.......................... $     640      5,257        643
                                                     =========  =========  =========
  Accrual for IPO costs............................ $      20        557         --
                                                     =========  =========  =========
  (Conversion) issuance of warrants in conjunction
   with line of credit financing................... $  (1,818)       776      1,042
                                                     =========  =========  =========
  Deferred stock-based compensation................ $   9,627     91,752      2,174
                                                     =========  =========  =========
  Conversion of convertible subordinated
   notes into convertible preferred stock.......... $ 128,873     14,000        750
                                                     =========  =========  =========

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

Note 12 Related Party Transactions

Loan to Officer

In September 2000, the Company issued a loan in the
amount of $95,000 at a rate of 6% per annum to the Company's Vice President of
Corporate Strategy. The loan was due on demand, but in no event later than
September 19, 2001. The Company forgave the loan in fiscal 2001.

Employee Notes Receivable

In connection with the exercise of certain stock
options granted under the Company's stock option plan, the Company has received promissory notes equal to the total exercise price of these stock options. These notes are full recourse promissory notes, which bear interest at 9.5% per annum, and accrued interest is payable in full to the Company and are due on the second anniversary of the issuance date. The notes are collateralized by the shares of common stock held by employees. Promissory notes for the exercise of certain stock options totaling $1,484,000 and $1,814,000 were outstanding as of December
31, 2001 and 2000. These notes are classified as a reduction of stockholders'
equity (deficit).

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
K.

(a) Financial Statement Schedules and Exhibits

1. Financial Statement Schedules

None.

2. Exhibits

Exhibits submitted with the Annual Report on Form 10-K as
filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

                                 EXHIBIT INDEX

Exhibit Number

Description of Document

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

 10.16^

Exclusive Marketing Agreement, dated October 18, 2001, by and between Discus Dental
Impressions, Inc. and registrant

 10.17

Separation Agreement, dated August 16, 2001, between the registrant and Kenneth M. Vargha

 21.1*

Subsidiaries of the registrant.

 23.1

Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1

Power of Attorney (see signature page)

___________

*  Incorporated herein by reference to the corresponding exhibit to
   Registrant's Form S-1, as amended, filed with the Securities and Exchange
   Commission on November 14, 2000 (File No. 333-49932).

+  Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

^  Portions of this exhibit have been omitted puruant to a request for confidential treatment. Such omitted confidential information has been designated by asterisks
(*****) and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2002.

                                          ALIGN TECHNOLOGY, INC.

By:  /s/ Zia Chishti
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

Name

Title

Date

        /s/ Zia Chishti

            Zia Chishti

Chief Executive Officer and
 Chairman of the Board
 (Principal Executive Officer)

March 19, 2002

      /s/ Stephen Bonelli

          Stephen Bonelli

Chief Financial Officer and
 Vice President, Finance
 (Principal Financial Officer and Principal Accounting Officer)

March 19, 2002

        /s/ Kelsey Wirth

            Kelsey Wirth

Director

March 19, 2002

        /s/ Brian Dovey

            Brian Dovey

Director

March 19, 2002

        /s/ Joseph Lacob

            Joseph Lacob

Director

March 19, 2002

       /s/ H. Kent Bowen

           H. Kent Bowen

Director

March 19, 2002