Form 10-Q
period 2002-03-31
ALIGN TECHNOLOGY INC
filed 2002-05-15
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    The number of shares of the Registrant's Common Stock outstanding as of March 31, 2002 was 47,956,647.

Align Technology, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        March 31,  December 31,
                                                           2002         2001
                                                       -----------  ------------
                        ASSETS                         (unaudited)
Current assets:
 Cash and cash equivalents........................... $    36,169  $     50,550
 Restricted cash.....................................         336           723
 Marketable securities, short-term...................      12,830        12,494
 Accounts receivable, net............................      14,473        11,556
 Inventories, net....................................       1,454         1,549
 Deferred costs......................................         547           714
 Other current assets................................       4,728         3,997
                                                       -----------  ------------
  Total current assets...............................      70,537        81,583
 Property and equipment, net.........................      31,874        32,021
 Marketable securities, long-term....................          --         2,627
 Other long-term assets..............................       1,918         1,987
                                                       -----------  ------------
  Total assets....................................... $   104,329  $    118,218
                                                       ===========  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................... $     2,498  $      4,376
 Other accrued liabilities...........................      12,286        11,909
 Deferred revenue....................................       1,778         1,551
                                                       -----------  ------------
  Total current liabilities..........................      16,562        17,836

 Capital lease obligations, net of current portion...         853           980

Contingencies (Note 4)

Stockholders' equity:
 Common stock........................................           5             5
 Additional paid-in capital..........................     351,011       355,055
 Deferred stock-based compensation...................     (38,447)      (48,324)
 Notes receivable from stockholders..................      (1,137)       (1,484)
 Accumulated other comprehensive income..............          60           226
 Accumulated deficit.................................    (224,578)     (206,076)
                                                       -----------  ------------
  Total stockholders' equity.........................      86,914        99,402
                                                       -----------  ------------
 Total liabilities and stockholders' equity ......... $   104,329  $    118,218
                                                       ===========  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                Three Months Ended
                                                   March 31,
                                              --------------------
                                                 2002       2001
                                              ---------  ---------

Revenues.................................... $  17,141  $   7,689
Cost of revenues............................    12,505     11,554
                                              ---------  ---------
  Gross profit (loss).......................     4,636     (3,865)
                                              ---------  ---------

Operating expenses:
  Sales and marketing.......................     9,818     16,711
  General and administrative................    10,524      6,905
  Research and development..................     3,093      3,944
                                              ---------  ---------
Total operating expenses....................    23,435     27,560
                                              ---------  ---------
Loss from operations........................   (18,799)   (31,425)
Interest and other income (expense), net....       297       (533)
                                              ---------  ---------
Net loss....................................   (18,502)   (31,958)
Dividend related to beneficial conversion
 feature of preferred stock.................        --    (11,191)
                                              ---------  ---------
Net loss available to common stockholders... $ (18,502) $ (43,149)
                                              =========  =========
Net loss per share available to common
 stockholders basic and diluted............. $   (0.40) $   (1.29)
                                              =========  =========
Shares used in computing net loss per share
 available to common stockholders, basic
 and diluted................................    46,152     33,574
                                              =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                        2002       2001
                                                                     ---------  ---------
Cash Flows from Operating Activities:
 Net loss.......................................................... $ (18,502) $ (31,958)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of deferred stock compensation.....................     5,598      5,658
   Depreciation and amortization...................................     2,913      1,499
   Loss on retirement of assets....................................         3         61
   Allowance for doubtful accounts.................................        (1)        70
   Non-cash interest income on notes receivable....................         6        (44)
   Non-cash interest expense on convertible subordinated note......        --      1,803
   Non-cash accretion on marketable securities.....................        25       (454)
   Changes in Operating Assets and Liabilities:
    Accounts receivable............................................    (2,916)    (2,323)
    Deferred costs.................................................       167     (1,176)
    Inventories....................................................        95       (590)
    Other current assets...........................................      (731)       303
    Accounts payable...............................................    (1,900)    (3,125)
    Other accrued liabilities......................................       333     (2,027)
    Deferred revenue...............................................       227        601
                                                                     ---------  ---------
      Net cash used in operating activities........................   (14,683)   (31,702)
                                                                     ---------  ---------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment.........................    (2,713)    (2,585)
 Decrease in restricted cash.......................................       387      7,047
 Purchases of marketable securities................................        --    (62,338)
 Proceeds from sales and maturities of marketable securities.......     2,100     15,837
 Change in other assets............................................        69        (24)
                                                                     ---------  ---------
     Net cash used in investing activities.........................      (157)   (42,063)
                                                                     ---------  ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock............................       556    127,654
 Proceeds from repayment of notes receivable from shareholders.....       195         --
 Repurchase of common stock........................................      (175)        (1)
 Payments on loan and capital leases...............................      (117)      (111)
                                                                     ---------  ---------
      Net cash provided by financing
        activities.................................................       459    127,542
                                                                     ---------  ---------
Net (Decrease) Increase in Cash and Cash Equivalents...............   (14,381)    53,777
Cash and Cash Equivalents at Beginning of Period...................    50,550      2,828
                                                                     ---------  ---------
Cash and Cash Equivalents at End of Period......................... $  36,169  $  56,605
                                                                     =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Align Technology, Inc. and its wholly-owned subsidiaries (collectively "Align" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2001, included in the Company's Annual Report Form 10K.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2. INVENTORIES

Inventories comprise (in thousands):

                                                          March 31,   December 31,
                                                            2002         2001
                                                         -----------  -----------

Raw materials.......................................... $     1,150  $     1,122
Work in progress.......................................         259          182
Finished goods.........................................          45          245
                                                         -----------  -----------
Total inventories...................................... $     1,454  $     1,549
                                                         ===========  ===========

3. NET LOSS PER SHARE

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

The following is a reconciliation of the numerator (net loss available to common stockholders) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data ):

                                                           Three Months Ended
                                                               March 31,
                                                         ------------------------
                                                            2002         2001
                                                         -----------  -----------
Basic and diluted:
Net loss available to common stockholders.............. $   (18,502) $   (43,149)
                                                         ===========  ===========

Weighted average common stock outstanding..............      47,946       37,094
Less: Weighted-average shares subject to repurchase....      (1,794)      (3,520)
                                                         -----------  -----------
Weighted-average shares used in basic and diluted
 net loss per share....................................      46,152       33,574
                                                         ===========  ===========

Net loss per share available to common stockholders.... $     (0.40) $     (1.29)
                                                         ===========  ===========

The following table sets forth potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the three month periods indicated (in thousands):

                                                                 March 31,
                                                         ------------------------
                                                            2002         2001
                                                         -----------  -----------
Options to purchase common stock.......................       5,731        5,058
Common stock subject to repurchase.....................       1,560        3,416
Warrants...............................................          --          113
                                                         -----------  -----------
                                                              7,291        8,587
                                                         ===========  ===========

4. CONTINGENCIES

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

5. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists entirely of the change in unrealized gains or losses on available-for-sale securities at March 31, 2002 and December 31, 2001.

6. SUBSEQUENT EVENTS

In April 2002 the Company announced it will assume all marketing and clinical support responsibilities for general dentists in the United States and Canada. Previously, Invisalign certification, marketing and clinical support was available to general dentists via Align's exclusive marketing agreement with Discus Dental. The Company exercised its right to terminate the agreement with Discus Dental Impressions, Inc., dated October 18, 2001. On April 9, 2002, the Company exercised its right to terminate the agreement pursuant to the express terms of the agreement.

On May 14, 2002 the Company received notice that it was named as a respondent in a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages of approximately $30 million, including commissions and bonus payments it claims it would have received under the Agreement as well as other expenses, attorneys' fees and injunctive relief to prevent Align from selling Invisalign to dentists in the U.S. and Canada. The Company has not been formally served with Discus' demand by the American Arbitration Association and no date for the Company's response has been set. However, prior to terminating the Agreement Align conducted a thorough review of the Agreement and each party's performance thereunder. Based upon that review of the factual and legal issues, Align denies all claims made by Discus Dental in its demand and contend that such claims are entirely without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, are forward-looking. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in " Factors That May Affect Future Operating Results." These factors could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company undertakes no obligation to update forward looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited consolidated financial statements and notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Overview

From our inception in April 1997, we were engaged in the design, manufacture and marketing of Invisalign, a proprietary new system for treating malocclusion, or the misalignment of teeth. In July 1999, we commenced commercial sales of Invisalign. Prior to July 1999, we devoted nearly all our resources to developing our software and manufacturing processes, clinical trials of Invisalign and building our sales force, customer support and management teams. We exited the development stage in July 2000.

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

While our expansion outside of our domestic market (U.S. and Canada) is still in the initial stages, we do incur substantial operating costs outside of our domestic market. Two of our key production steps are performed in operations located outside of the U.S. In our facilities in Pakistan, the United Arab Emirates, or the U.A.E., and Costa Rica, technicians use a sophisticated, internally-developed computer modeling program to prepare electronic treatment plans, which are transmitted via the Internet back to the U.S. These files form the basis of our ClinCheck product and are used for the manufacture of Aligner molds. In addition, a third party manufacturer in Mexico fabricates and performs finishing work on completed Aligners and ships the completed products to our customers. Our costs associated with these operations are denominated in Pakistani rupees, U.A.E. dirhams and Mexican pesos. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations including, among others, difficulties in staffing and managing international operations, controlling quality of manufacture, political, social and economic instability, acts of war or terrorism, interruptions and limitations in telecommunication services, product or material transportation delays or disruption, and trade restrictions and changes in tariffs. However, we believe these risks in Pakistan, the U.A.E. and Costa Rica are mitigated by the fact that our operations there do not involve the shipping or manufacturing of any physical products, and in Mexico by the fact that our operations there are governed under the provisions of the North American Free Trade Agreement, or NAFTA.

We have not been profitable for any period since April 3, 1997 (our inception). As of March 31, 2002, we had an accumulated deficit of $224.6 million. We expect to have net operating losses and negative operating cash flows for at least the next 12 months due, in part, to our national consumer advertising campaign, the expansion of manufacturing capacity, the launching of our international sales and marketing efforts and continued research and development efforts. We will need to generate significant revenue growth to achieve profitability and positive operating cash flow. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

We earn revenue primarily from the sale of Invisalign. In our domestic market and in other selected international locations, our revenue consists of fees charged for both the ClinCheck and for Aligners. We charge dental professionals a fixed fee for the treatment simulation viewed via ClinCheck on our website, Invisalign.com. This fee is invoiced when the dental professional orders ClinCheck prior to the production of Aligners. In addition, we charge dental professionals a fee for Aligners upon shipment. In other international locations, the dental professionals are invoiced for the entire Invisalign case upon the shipment of the Aligners.

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

Fees from the sale of ClinCheck and Aligners, taken together, are treated as revenues from a single Invisalign case. For cases where ClinCheck was approved prior to mid-February 2001, revenues associated with a given case are recognized ratably as batches of Aligners are shipped to the dental professional. For orders placed subsequent to notification of our change to single batch shipments, all of the revenues associated with a given case, including ClinCheck fees, will be recognized at the time the Aligners are shipped. The costs of producing the ClinCheck treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenue is earned. In the cases where we expect a net loss, the entire loss is recognized immediately.

Results of Operations

Revenues. Revenues for the quarter ended March 31, 2002 increased to $17.1 million, compared with $7.7 million for the quarter ended March 31, 2001. The increase in revenues was primarily due to the increase in Invisalign cases shipped and an increase in training revenue of $2.3 million, compared with no training revenue in the prior year. Substantially all of our training revenue was derived from our Discuss Dental agreement, which was cancelled in April 2002. As a result, we expect training revenue to decrease in future periods.

Cost of revenues. Cost of revenues for the quarter ended March 31, 2002 was $12.5 million, compared with $11.6 million for the quarter ended March 31, 2001. Cost of revenues includes the salaries of staff involved in production, the cost of materials and packaging used in production and shipping, depreciation on the capital equipment used in the production process, unabsorbed manufacturing capacity that resulted from our substantial increase in our manufacturing capacity in fiscal 2001, training costs and an allocation of the cost of facilities. For the first quarter of fiscal 2002, we achieved positive gross margins mainly due to efficiencies achieved in manufacturing as well as reducing overcapacity in many areas. Our gross margin is affected by changes in manufacturing volume, manufacturing capacity and changes in our pricing policies.

Sales and marketing expenses. Sales and marketing expenses for the quarter ended March 31, 2002 were $9.8 million, compared with $16.7 million for the quarter ended March 31, 2001. Sales and marketing expenses include sales force compensation together with expenses of professional marketing, conducting training workshops and market surveys, advertising and attending orthodontic trade shows. The decrease in sales and marketing expenses in the quarter ended March 31, 2002 resulted primarily from decreases of approximately $8.7 million in advertising expenses related to our national advertising campaign which ran in the quarter ended March 31, 2001. Partially offsetting this decrease in sales and marketing expenses is the increase in sales and marketing in our international locations.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 2002 were $10.5 million, compared with $6.9 million for the quarter ended March 31, 2001. General and administrative expenses include costs for the compensation of administrative personnel, outside consulting services, facilities, legal expenses and general corporate expenses. The increase was primarily attributable to increased headcount and administrative costs relating to being a public company and due to the growth of our international operations.

Research and development expenses. Research and development expenses for the quarter ended March 31, 2002 were $3.1 million, compared with $3.9 million for the quarter ended March 31, 2001. Research and development expenses include the costs associated with software engineering, the costs of designing, developing and testing our products and the conduct of both clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses decreased slightly from year to year due to the continued reduction in outside services.

Interest and other income (expense), net. Other income was $297,000 for the quarter ended March 31, 2002 compared to other expense of $533,000 for the quarter ended March 31, 2001. The interest income in the first quarter of 2002 was primarily generated from the Company's cash and cash equivalents balance and investments in short-term marketable securities. This is compared to other expense in the first quarter of fiscal 2001, which was primarily due to a non-cash interest expense of $1.8 million, recorded in January 2001, related to the beneficial conversion feature embedded in convertible subordinated notes. Offsetting this expense in 2001 was interest income generated from cash and cash equivalents balance and investments in short-term and long-term marketable securities.

Dividend related to beneficial conversion feature of preferred stock. In 2000 we issued 9,535,052 shares of Series D preferred stock which were subject to an antidilution conversion price adjustment feature which we triggered when we granted options to purchase our common stock beyond the number of options that were authorized under our 1997 Plan at the time we commenced our Series D preferred stock offering in May 2000. The conversion feature provided that if, during the period between May 12, 2000 (the commitment date for our Series D preferred stock offering) and the earlier of the closing of an initial public offering or January 31, 2001, we had granted more than an aggregate of 3,331,978 options to purchase our common stock, then the conversion price of our Series D preferred stock would be adjusted downward from its original conversion price of $10.625 per share. As of the end of January 2001, we had granted an aggregate of 3,591,458 options to purchase shares of our common stock in excess of the 3,331,978 options permitted, and we were therefore required to issue an additional 790,342 shares of common stock upon the conversion of the Series D preferred stock. These shares were in addition to the 419,700 additional shares of common stock that we were required to issue upon conversion of the Series D preferred stock as of December 31, 2000. As a result, we recorded a deemed dividend for the three months ended March 31, 2001 based on the fair value of the common stock at the commitment date of the Series D preferred stock offering of $11.2 million related to the preferred stock sold and a charge to interest expense of $1.8 million for the beneficial conversion feature embedded in convertible subordinated notes that were previously converted.

Deferred Compensation. In connection with the grant of stock options to employees and non-employees, we recorded deferred stock-based compensation as a component of stockholders' equity. Deferred stock- based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $5.6 million and $5.7 million for the periods ended March 31, 2002 and 2001, respectively.

During the quarter ended March 31, 2002, the Company accelerated the vesting of options to several employees in connection with severance packages. The acclerations were accounted for as a charge to the statement of operations. The charge was $118,000 for the quarter ended March 31, 2002. The charge is equal to the intrinsic value difference between the exercise price of the accelerated options and the fair valud of the common stock on the date of acceleration. There was no acceleration charges for the quarter ended March 31, 2001.

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of March 31, 2002, we had $49.0 million in cash and cash equivalents and marketable securities and an accumulated deficit of $224.6 million. Additionally, we had $336,000 of restricted cash.

Net cash used in operating activities totaled $14.7 million and $31.7 million for the three-month periods ended March 31, 2002 and 2001, respectively. In each of these periods, net cash used by operating activities consisted primarily of net operating losses, partially offset by increases in depreciation and amortization and amortization of deferred stock-based compensation.

Net cash used in investing activities totaled $157,000 and $42.1 million for the three-month periods ended March 31, 2002 and 2001, respectively. For the three-month period ended March 31, 2002, net cash used in investing activities consisted primarily of purchases of property and equipment, partially offset by sales and maturities of marketable securities and a decrease in restricted cash. For the three-month period ended March 31, 2001, net cash used in investing activities consisted primarily of purchase of property and equipment and marketable securities, partially offset by proceeds from the sales and maturities of marketable securities and a decrease in restricted cash.

Net cash provided by financing activities was $459,000 and $127.5 million for the quarters ended March 31, 2002 and 2001, respectively. For the three-month period ended March 31, 2002 net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock. In January 2001, we completed our initial public offering of 10 million shares of common stock. In March 2001, the underwriters exercised an overallotment option for 628,706 shares. Net proceeds to us were approximately $126.2 million.

We expect that our operating expenses will increase with an overall increase in the level of our business activity, including increased sales and the related costs of products sold, our national consumer advertising campaign, continuing efforts to expand our manufacturing capacity, increases in our international sales and marketing efforts, research and development and other costs. The change from batch shipments of Aligners in February 2001 has nad a negligable effect on our cash flows. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. We believe that our current cash and cash equivalents, short-term and long-term marketable securities will be sufficient to meet our operating, working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Factors That May Affect Future Operating Results

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

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. As of March 31, 2002, we had an accumulated deficit of approximately $224.6 million.

We expect to expend significant capital to establish a national brand, build manufacturing infrastructure and develop both product and process technology. We believe that the existing cash balances and other potential financing alternatives will be sufficient to meet our capital and operating requirements for at least the next 12 months.

We are currently working towards our objective of realizing profitability by achieving the key goal of successfully marketing our product throughout our domestic market and internationally, while controlling our expenses. The failure to win increased acceptance of Invisalign by dental professionals could have a material adverse effect on our business, results of operations and financial conditions.

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

As of March 31, 2002, approximately 4,500 dental professionals have submitted one or more cases to us. Our success depends upon increasing acceptance of Invisalgin by dental professionals. Invisalign requires dental professionals and their staff to undergo special training and learn to interact with patients in new ways and to interact with us as a supplier. In addition, because Invisalign has only been in clinical testing since July 1997 and commercially available since July 1999, dental professionals may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption by dental professionals will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products and our provision of effective sales support, training and service. In the future, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and consequently in reduced acceptance by dental professionals. If Invisalign does not achieve growing acceptance in the orthodontic and dental communities, our operating results will be harmed.

If consumers do not adopt Invisalign in sufficient numbers or as rapidly as we anticipate, our operating results will be harmed.

Invisalign represents a significant change from traditional orthodontic treatment, and patients may be reluctant to accept it or may not find it preferable to conventional treatment. In addition, patients may not comply with recommended treatment guidelines which could compromise the effectiveness of their treatment. While we have generally received positive feedback from both dental professionals and patients regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, our success will depend upon the rapid acceptance of Invisalign by the substantially larger number of potential patients to which we are now actively marketing. We have had a limited number of complaints from patients and prospective patients generally related to shipping delays and minor manufacturing irregularities. Market acceptance will depend in part upon the recommendations of dentisal professionals, as well as other factors including effectiveness, safety, reliability, improved treatment aesthetics and greater comfort and hygiene compared to conventional orthodontic products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. Adoption by consumers may also be impacted by general macroeconomic conditions, levels of consumer confidence and consumer spending. If consumers prove unwilling to adopt Invisalign as rapidly or in the numbers that we anticipate, our operating results will be harmed.

We are dependent on our international manufacturing operations, which exposes us to foreign operational, political and other risks that may harm our business.

Two of our key production steps are performed in manufacturing operations located outside the U.S. We currently rely on our facilities in Pakistan, the U.A.E. and Costa Rica to create electronic treatment plans with the assistance of sophisticated software. In addition, we rely on third party manufacturers in Mexico to fabricate Aligners and to ship the completed product to customers. Our reliance on international operations exposes us to risks and uncertainties, including:

  political, social and economic instability;
  acts of terrorism and acts of war, particularly in light of the terrorist attacks of September 11, 2001 and the war in Afghanistan;
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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of April 30, 2002, we have 12 issued U.S. patents and 61 pending U.S. patent applications. We have 15 foreign-issued patents and 119 pending foreign patent applications. We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not issue as patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws.

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

In January 2000, Ormco Corporation filed suit against us asserting an infringement of U.S. Patent Nos. 5,447,432 and 5,683,243. The complaint sought unspecified monetary damages and equitable relief. The complaint alleged that Invisalign infringed certain claims of the two patents relating to computer modeling of an ideal dentition and the production of orthodontic appliances based upon the ideal dentition. The suit has been dismissed but can be recommenced under certain circumstances. See "Part II-Item 1--Legal Proceedings." If the Ormco suit were recommenced and if Ormco were to prevail, we would have to seek a license from Ormco, which license might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction, which could materially adversely affect our business.

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

Our headcount increased from approximately 50 employees as of June 30, 1999 to approximately 1,100 employees as of March 31, 2002. We expect that our growth will place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls both in the U.S. and internationally. In particular, continued growth increases the challenges involved in a number of areas, including: recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to manage this growth effectively would harm our business.

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

The interest of management could conflict with the interest of our other stockholders. As of March 31, 2002, our executive officers, directors and principal stockholders beneficially owned, in total, approximately 46.9% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of the Company, which in turn could reduce the market price of our stock.

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. Our long-term debt at March 31, 2002 consists only of outstanding balances on lease obligations.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2002 and the interest rates are primarily fixed. Our capital lease obligations of $1.3 million at March 31, 2002 carry fixed interest rates of 6.53% and 11.15% per annum with principle payments due in 60 and 48 equal annual installments, respectively, and which originated in 2000.

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

Currency Rate Risk. Our primary currency rate risk exposures relate to:

  Our decentralized or outsourced operations, whereby approximately $7.54 million of our expenses in the quarter ended March 31, 2002 are related to operations outside the United States, denominated in currencies other than the U.S. dollar.

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

On April 9, 2002, we exercised our right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. pursuant to the express terms of the Agreement and we issued a press release reporting this termination. On May 14, 2002 we received notice that we were named as a respondent in a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages of approximately $30 million, including commissions and bonus payments it claims it would have received under the Agreement as well as other expenses, attorneys' fees and injunctive relief to prevent us from selling Invisalign to dentists in the U.S. and Canada. We have not been formally served with Discus' demand by the American Arbitration Association and no date for our response has been set. However, prior to terminating the Agreement we conducted a thorough review of the Agreement and each party's performance thereunder. Based upon that review of the factual and legal issues, we deny all claims made by Discus Dental in its demand and contend that such claims are entirely without merit.

From time to time, we have received, and may again receive, letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe any such rights which have been brought to our attention, there may be other more pertinent rights of which we are presently unaware.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities. On January 25, 2001 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-49932) relating to our initial public offering of our common stock. The 10,000,000 shares offered by us under the Registration Statement were sold at a price of $13.00 per share on January 31, 2001. The managing underwriters for the offering were Deutsche Banc Alex. Brown, Bear, Stearns & Co. Inc., JP Morgan and Robertson Stephens. The underwriters also exercised an overallotment option on March 15, 2001 for 628,706 shares. The overallotment shares were sold at a price of $13.00 per share. The aggregate proceeds to the Company from the offering were $128.5 million after deducting the underwriting discounts and commissions of $9.7 million, and excluding expenses incurred in connection with the offering of approximately $2.3 million.

Of the net proceeds, as of March 31, 2002, we have used net offering proceeds to purchase plant machinery and equipment, leasehold improvements and working capital in the amounts of approximately $20.2 million, $1.6 million and $68.1 million, respectively. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of equity securities of the issuer, or to any affiliates of the issuer in connection with the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit Number	Description of Document
10.18	Agreement to confirm consulting and board duties, dated February 26, 2002, between the registrant and Kelsey Wirth.
10.19	Transition, Consulting and Separation Agreement, dated March 27, 2002, between the registrant and Muhammad Ziaullah Chishti.
10.20	Employment Agreement, dated March 27, 2002, between the registrant and Thomas M. Prescott.
10.21	Separation Agreement, dated March 28, 2002, between the registrant and Ike Udechuku.

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Align Technology, Inc.

(Registrant)

Dated: May 15, 2002

By:	/s/ Stephen J. Bonelli

Stephen J. Bonelli
Chief Financial Officer and Vice President, Finance (Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.18	Agreement to confirm consulting and board duties, dated February 26, 2002, between the registrant and Kelsey Wirth.
10.19	Transition, Consulting and Separation Agreement, dated March 27, 2002, between the registrant and Muhammad Ziaullah Chishti.
10.20	Employment Agreement, dated March 27, 2002, between the registrant and Thomas M. Prescott.
10.21	Separation Agreement, dated March 28, 2002, between the registrant and Ike Udechuku.