Form 10-K/A
period 2001-12-31
ALIGN TECHNOLOGY INC
filed 2002-07-25
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Exhibit 10.16 attached to this Form 10-K/A is the subject of a Confidential Treatment Request by the registrant to the Securities and Exchange Commission ("SEC"). A redacted version of the Exhibit was originally filed with Align's Annual Report on Form 10-K on March 27, 2002 and is hereby amended in connection with comments received from the SEC. The Exclusive Marketing Agreement contained in this Exhibit was terminated by Align on April 9, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K.

(a) Financial Statement Schedules and Exhibits

1. Financial Statement Schedules

None.

2. Exhibits

Exhibits submitted with the Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission and those incoporated by reference to other filings are listed below.

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

10.7*	Shelter Services Agreement between registrant and Elamex, S.A. de C.V. dated February 16, 2000.
10.8*	Joint Development Agreement by and between registrant and 3D Systems dated September 9, 1999.
10.9*	Loan and Security Agreement by and between Comdisco Inc. and registrant, dated April 12, 1999.
10.10*	Secured Promissory Note Agreement by and between Comdisco Inc. and registrant, dated April 12, 2000.
10.11*	Warrant Agreement, dated April 12, 1999, by and between Comdisco and registrant.
10.12*	Warrant Agreement, dated January 7, 2000, by and between Comdisco and registrant.
10.13*+	Registrant's 2001 Stock Incentive Plan.
10.14*+	Registrant's Employee Stock Purchase Plan.
10.15*	Form of Indemnification Agreement by and between registrant and its Board of Directors.
10.16^	Exclusive Marketing Agreement, dated October 18, 2001, by and between Discus Dental Impressions, Inc. and registrant
10.17**	Separation Agreement, dated August 16, 2001, between the registrant and Kenneth M. Vargha.
21.1*	Subsidiaries of the registrant.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1**	Power of Attorney (see signature page).

___________

* Incorporated herein by reference to the corresponding exhibit to Registrant's Form S-1, as amended, filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-49932).

** Incorporated herein by reference to the corresponding exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 2002 (File No. 0-32259).

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

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2002.

ALIGN TECHNOLOGY, INC.
By: /s/ Thomas M. Prescott Thomas M. Prescott President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas M. Prescott Thomas M. Prescott	President, Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2002
/s/ Stephen Bonelli Stephen Bonelli	Chief Financial Officer and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	July 25, 2002
* Kelsey Wirth	Director	July 25, 2002
* Brian Dovey	Director	July 25, 2002
* Joseph Lacob	Director	July 25, 2002
* H. Kent Bowen	Director	July 25, 2002
* By:/s/ Stephen Bonelli Stephen Bonelli, Attorney-In-Fact	Chief Financial Officer and Vice President, Finance	July 25, 2002

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation of registrant.
3.2*	Amended and Restated Bylaws of registrant.
4.1*	Form of Specimen Common Stock Certificate.
10.1*	Amended and Restated Investors' Rights Agreement, among registrant and certain of its stockholders, dated September 16, 2000.
10.2*+	Employment Agreement between registrant and Stephen Bonelli, dated November 6, 2000.
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

10.7*	Shelter Services Agreement between registrant and Elamex, S.A. de C.V. dated February 16, 2000.
10.8*	Joint Development Agreement by and between registrant and 3D Systems dated September 9, 1999.
10.9*	Loan and Security Agreement by and between Comdisco Inc. and registrant, dated April 12, 1999.
10.10*	Secured Promissory Note Agreement by and between Comdisco Inc. and registrant, dated April 12, 2000.
10.11*	Warrant Agreement, dated April 12, 1999, by and between Comdisco and registrant.
10.12*	Warrant Agreement, dated January 7, 2000, by and between Comdisco and registrant.
10.13*+	Registrant's 2001 Stock Incentive Plan.
10.14*+	Registrant's Employee Stock Purchase Plan.
10.15*	Form of Indemnification Agreement by and between registrant and its Board of Directors.
10.16^	Exclusive Marketing Agreement, dated October 18, 2001, by and between Discus Dental Impressions, Inc. and registrant
10.17**	Separation Agreement, dated August 16, 2001, between the registrant and Kenneth M. Vargha.
21.1*	Subsidiaries of the registrant.
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1**	Power of Attorney (see signature page).

___________

* Incorporated herein by reference to the corresponding exhibit to Registrant's Form S-1, as amended, filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-49932).

** Incorporated herein by reference to the corresponding exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 2002 (File No. 0-32259).

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