Form 10-Q
period 2002-09-30
ALIGN TECHNOLOGY INC
filed 2002-11-14
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 2002 was 48,129,176.

Align Technology, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                         September 30, December 31,
                                                            2002           2001
                                                       -------------  -------------
                        ASSETS
Current assets:
 Cash and cash equivalents........................... $      16,746  $      50,550
 Restricted cash.....................................           373            723
 Marketable securities, short-term...................         5,665         12,494
 Accounts receivable, net............................        16,072         11,556
 Inventories.........................................         1,461          1,549
 Deferred costs......................................           958            714
 Other current assets................................         6,343          3,997
                                                       -------------  -------------
  Total current assets...............................        47,618         81,583
 Property and equipment, net.........................        28,734         32,021
 Marketable securities, long-term....................            --          2,627
 Other assets........................................         2,237          1,987
                                                       -------------  -------------
  Total assets....................................... $      78,589  $     118,218
                                                       =============  =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................... $       1,941  $       4,376
 Other accrued liabilities...........................        11,697         11,909
 Deferred revenue....................................         2,016          1,551
                                                       -------------  -------------
  Total current liabilities..........................        15,654         17,836

Capital lease obligations, net of current portion....           644            980

Contingencies (Note 4)

Stockholders' equity:
 Common stock........................................             5              5
 Additional paid-in capital..........................       347,355        355,055
 Deferred stock-based compensation...................       (23,722)       (48,324)
 Notes receivable from stockholders..................        (1,096)        (1,484)
 Accumulated other comprehensive income .............            33            226
 Accumulated deficit.................................      (260,284)      (206,076)
                                                       -------------  -------------
  Total stockholders' equity.........................        62,291         99,402
                                                       -------------  -------------
  Total liabilities and stockholders' equity......... $      78,589  $     118,218
                                                       =============  =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                Three Months Ended    Nine Months Ended
                                                  September 30,        September 30,
                                              --------------------  --------------------
                                                 2002       2001       2002       2001
                                              ---------  ---------  ---------  ---------
Revenues.................................... $  18,573  $  12,912  $  52,969  $  34,084
Cost of revenues............................    10,880     11,265     34,159     36,649
                                              ---------  ---------  ---------  ---------
  Gross profit (loss).......................     7,693      1,647     18,810     (2,565)
                                              ---------  ---------  ---------  ---------

Operating expenses:
  Sales and marketing.......................    10,870     11,940     32,136     39,596
  General and administrative................    10,547      9,289     31,650     24,253
  Research and development..................     2,997      3,444      9,096     11,204
  Litigation settlement.....................        --         --         --        400
                                              ---------  ---------  ---------  ---------
Total operating expenses....................    24,414     24,673     72,882     75,453
                                              ---------  ---------  ---------  ---------
Loss from operations........................   (16,721)   (23,026)   (54,072)   (78,018)
Interest and other income (expense), net....      (169)       523       (136)     1,263
                                              ---------  ---------  ---------  ---------
Net loss....................................   (16,890)   (22,503)   (54,208)   (76,755)
Dividend related to beneficial conversion
 feature of preferred stock.................        --         --         --    (11,191)
                                              ---------  ---------  ---------  ---------
Net loss available to common stockholders... $ (16,890) $ (22,503) $ (54,208) $ (87,946)
                                              =========  =========  =========  =========
Net loss available to common stockholders,
 basic and diluted.......................... $   (0.36) $   (0.50) $   (1.16) $   (2.14)
                                              =========  =========  =========  =========
Shares used in computing net loss per share
 available to common stockholders, basic
 and diluted................................    46,934     45,035     46,556     41,098
                                              =========  =========  =========  =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                   ----------------------
                                                                      2002        2001
                                                                   ----------  ----------
Cash Flows from Operating Activities:
 Net loss........................................................ $  (54,208) $  (76,755)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization of deferred stock compensation...................     12,447      16,786
   Compensation expense for accelerated vesting of stock options.      2,240         218
   Stock-based compensation......................................      1,781          --
   Depreciation and amortization.................................     10,078       5,221
   Loss on retirement of assets..................................          3          35
   Allowance for doubtful accounts...............................        712       1,231
   Non-cash interest income on notes receivable..................        (45)       (131)
   Non-cash interest expense on convertible subordinated note....         --       1,803
   Non-cash accretion on marketable securities...................         66      (1,274)
   Changes in Operating Assets and Liabilities:
    Accounts receivable..........................................     (5,228)     (6,134)
    Deferred costs...............................................       (244)      1,576
    Inventories..................................................         88         116
    Other current assets.........................................     (2,346)     (1,263)
    Accounts payable.............................................     (2,435)     (1,865)
    Accrued liabilities..........................................       (234)     (3,848)
    Deferred revenue.............................................        465      (1,301)
                                                                   ----------  ----------
      Net cash used in operating activities......................    (36,860)    (65,585)
                                                                   ----------  ----------
Cash Flows from Investing Activities:
 Purchase of property, plant and equipment.......................     (6,794)    (10,480)
 Decrease in restricted cash.....................................        350      14,782
 Purchase of marketable securities...............................     (1,972)    (72,088)
 Proceeds from sales and maturities of marketable securities.....     11,169      70,249
 Change in other assets..........................................       (250)     (1,714)
                                                                   ----------  ----------
      Net cash provided by investing activities..................      2,503         749
                                                                   ----------  ----------
Cash Flows from Financing Activities:
 Proceeds from issuance of common stock, net.....................        917     127,662
 Proceeds from repayment of notes receivable from shareholders...        225          79
 Repurchase of common stock......................................       (275)         --
 Payments on loan and capital leases.............................       (314)       (339)
                                                                   ----------  ----------
      Net cash provided by financing activities..................        553     127,402
                                                                   ----------  ----------
Net (decrease) increase in cash and cash equivalents.............    (33,804)     62,566
Cash and cash equivalents at beginning of period.................     50,550       2,828
                                                                   ----------  ----------
Cash and cash equivalents at end of period....................... $   16,746  $   65,394
                                                                   ==========  ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS financial statements as of September 30, 2002, and for the three months and nine months ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Align Technology, Inc. and its wholly-owned subsidiaries (collectively "Align" or the "Company"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10- K.

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

2. INVENTORIES

Inventories comprise (in thousands):

                                                      September 30, December 31,
                                                         2002         2001
                                                      -----------   ---------
Raw materials....................................... $     1,097   $   1,122
Work in progress....................................         215         182
Finished goods......................................         149         245
                                                      -----------   ---------
Total inventories................................... $     1,461   $   1,549
                                                      ===========   =========

3. NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of common stock subject to repurchase, incremental common shares issuable upon the exercise of stock options.

The following is a reconciliation of the numerator (net loss available to common stockholders) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data):

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                      ----------------------  --------------------
                                                         2002        2001       2002       2001
                                                      -----------  ---------  ---------  ---------
Basic and diluted:
Net loss available to common stockholders........... $   (16,890) $ (22,503) $ (54,208) $ (87,946)
                                                      ===========  =========  =========  =========

Weighted average common stock outstanding...........      47,988     47,880     47,950     44,300
Less: Weighted-average shares subject to repurchase.      (1,054)    (2,845)    (1,394)    (3,202)
                                                      -----------  ---------  ---------  ---------
Weighted-average shares used in basic and diluted
 net loss per share.................................      46,934     45,035     46,556     41,098
                                                      ===========  =========  =========  =========

Net loss per share available to common stockholders. $     (0.36) $   (0.50) $   (1.16) $   (2.14)
                                                      ===========  =========  =========  =========

The following table sets forth potential shares of common stock that are not included in the basic and diluted net loss per share available to common stockholders because to do so would be anti-dilutive (in thousands):

                                                            September 30,
                                                      -----------------------
                                                         2002         2001
                                                      -----------   ---------
Options to purchase common stock....................       7,650       5,583
Common stock subject to repurchase..................         953       2,437
                                                      -----------   ---------
                                                           8,603       8,020
                                                      ===========   =========

4. CONTINGENCIES

On May 1, 2002, GW Com, Inc. filed a complaint in Santa Superior Cour against us and James Lindsey, the owner of the premises located at 851 Martin Avenue, Santa Clara, California. We were parties with GW Com to a sub-sublease for such premises, the term of which expired on August 14, 2002. In early 2001, we engaged in negotiations with GW Com to amend the sub-sublease to add additional space and to extend the term through November 30, 2004. The proposed amendment, however, required the consent of the owner of the subject property, Mr. Lindsey. We withdrew from negotiations of the amendment, after, among other things, Mr. Lindsey's consent could not be obtained. GW Com's complaint against us and Mr. Lindsey alleges breach of contract against us and breach of contract and intentional interference with contract against Mr. Lindsey. In the complaint, GW Com seeks damages of more than $4 million. The complaint is in its early stages and no trial date has been set. We intend to vigorously contest GW Com's allegations.

On April 9, 2002, we exercised our right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. pursuant to the express terms of the Agreement and we issued a press release reporting this termination. On or about May 14, 2002 we received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages of approximately $30 million, including commissions and bonus payments it claims it would have received under the Agreement as well as other expenses, attorneys' fees and injunctive relief to prevent us from selling Invisalign to dentists in the U.S. and Canada. However, prior to terminating the Agreement, we conducted a thorough review of the Agreement and each party's performance thereunder. Based upon that review of the factual and legal issues, we deny all claims made by Discus Dental in its demand and contend that such claims are entirely without merit. In addition, on or about June 13, 2002 we submitted a counter-claim against Discus Dental in the arbitration seeking damages of approximately $40 million arising out of our claims for misrepresentation, breach of confidentiality provisions, and unfair competition, among others. The three arbitrators have been recently selected, and the matter is now set for arbitration on August 18, 2003.

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

5. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists entirely of the change in unrealized gains or losses on available-for-sale securities at September 30, 2002 and December 31, 2001.

6. RESTRUCTURING

In July 2002, the Company announced a plan to streamline worldwide operations. The plan includes closing the Company's facilities in Pakistan and the United Arab Emirates. The operations performed at these facilities are being transitioned to the United States and Costa Rica. In addition, the plan included a global reduction in worldwide staff. The Company recorded severance charges relating to the plan of $1.8 million for the period ending September 30, 2002, of which $0.4 million were included in accrued liabilities as of September 30, 2002. Remaining charges related to the plan range from $4.8 million to $5.3 million. Our facility in Pakistan ceased production on October 25, 2002. Our facility in the U.A.E. is scheduled to cease production on December 13, 2002. It is estimated that the remainder of operational activities relating to the plan will conclude during the first quarter of 2003, although we will continue to engage in non- operational activities in both Pakistan and the U.A.E. until we have disposed of our assets in those countries.

Included in the estimated remaining charges is approximately $2.1 million of property, plant and equipment located at our Pakistan facility, which represents the recorded net book value as of September 30, 2002. The Company is currently in the process of obtaining an independent fair market valuation of the property, plant and equipment. The Company is also in the process of locating a buyer in Pakistan for the property, plant and equipment. As of September 30, 2002, it is unknown whether the Company will be able to find such a buyer. The Company has no alternative use for the property, plant and equipment in Pakistan and, under Pakistani law, cannot move the assets outside the country.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company adopted SFAS during the quarter ended September 30, 2002, and it did not have a material impact on the consolidated financial position or results of the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains certain forward- looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. For example, statements that are not based on historical facts, which can be identified by the use of such words as "likely," "will," "suggests," "target," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," and similar expressions and their variants, are forward-looking. Such statements reflect the judgment of the Company as of the date of this quarterly report and they involve many risks and uncertainties, such as those described below and those contained in "Factors That May Affect Future Operating Results." These factors could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward- looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward- looking statements. The Company undertakes no obligation to update forward- looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this quarterly report and our audited consolidated financial statements and notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

Overview

From our inception in April 1997, we were engaged in the design, manufacture and marketing of Invisalign, a proprietary new system for treating malocclusion, or the misalignment of teeth. In July 1999, we commenced commercial sales of Invisalign. Prior to July 1999, we devoted nearly all our resources to developing our software and manufacturing processes, performing clinical trials of Invisalign and building our sales force, customer support and management teams. We exited the development stage in July 2000.

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

Currently, two of our key production steps are performed in operations located outside of the U.S. At our facilities in Costa Rica and the United Arab Emirates, or the U.A.E., technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. Previously, these steps were also performed in our facility in Pakistan. These electronic files form the basis of our ClinCheck product and are used for the manufacture of Aligner molds. In addition, a third party manufacturer in Mexico fabricates and performs finishing work on completed Aligners and ships the completed products to our customers. Our costs associated with these operations are denominated in Costa Rican colons, U.A.E. dirhams, and Mexican pesos. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations including, among others, difficulties in staffing and managing international operations, controlling quality of manufacture, political, social and economic instability, acts of war or terrorism, interruptions and limitations in telecommunication services, product or material transportation delays or disruption, and trade restrictions and changes in tariffs. However, we believe these risks in Costa Rica are mitigated by the fact that our operations there do not involve the shipping or manufacturing of any physical products, and in Mexico by the fact that our operations there are governed under the provisions of the North American Free Trade Agreement, or NAFTA.

In July 2002, the Company announced a plan to streamline worldwide operations. The plan includes closing the Company's facilities in Pakistan and the U.A.E. The operations previously performed at these facilities are being transitioned to the United States and Costa Rica. In addition, the plan includes a global reduction in worldwide staff. Our facility in Pakistan ceased production on October 25, 2002. Our facility in the U.A.E. is scheduled to cease production on December 13, 2002. It is estimated that the remainder of operational activities relating to the plan will conclude during the first quarter of 2003, although we will continue to engage in non-operational activities in both Pakistan and the U.A.E. until we have disposed of our assets in those countries.

We earn revenue primarily from the sale of Invisalign. We charge dental professionals for the Invisalign case upon shipment of the Aligners. All of the revenues associated with a given case, including ClinCheck fees, are recognized at the time the Aligners are shipped. The costs of producing the ClinCheck treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenue is earned. In the event a dental professional does not proceed with Invisalign beyond ClinCheck, we charge a fixed fee for the treatment simulation. This fee is invoiced upon expiration or cancellation of the ClinCheck treatment simulation plan, and the related revenue is recognized upon invoicing. We also earn revenue when during the course of treatment, the refinement of a ClinCheck treatment plan, known as case refinement, requires the manufacture of new Aligners. We offer our dental professionals an optional enhanced warranty to cover any required case refinement. In cases covered by the enhanced warranty, the revenues associated with case refinement are recognized ratably over the duration of the treatment plan. In cases where the dental professional has declined to purchase the warranty coverage, case refinement revenues are recognized when the new Aligners are shipped. We believe that the frequency of case refinement will increase as clinical acceptance of Invisalign and its use in complex cases increases. This increased frequency may lead to changes in how we price refinement, which could in turn lead to changes in how we recognize revenue related to case refinement. In any Invisalign case where we expect a net loss, the entire loss is recognized immediately.

Results of Operations

Revenues. Revenues for the quarter ended September 30, 2002 increased 44% to $18.6 million, compared with $12.9 million for the quarter ended September 30, 2001. Revenues for the nine-month period ended September 30, 2002 increased 55% to $53.0 million, compared with $34.1 million for the same nine-month period in 2001. The increase in revenues was primarily due to the increase in Invisalign cases shipped, and for the nine-month period ended September 30, 2002 an increase in training revenue of $3.6 million. Substantially all of our training revenue was derived from our agreement with Discus Dental, which was cancelled in April 2002. As a result, training revenue for the quarter ended June 30, 2002 decreased by $1.7 million from the previous quarter. We commenced direct training of general practice dentists in the latter half of the quarter ending June 30, 2002. Although we expect training revenue to increase in future periods, we expect the majority of our revenues will be comprised of Invisalign revenue.

Cost of revenues. Cost of revenues for the quarter ended September 30, 2002 was $10.9 million, compared with $11.3 million for the quarter ended September 30, 2001. Cost of revenues for the nine-month period ended September 30, 2002 was $34.2 million, compared with $36.6 million for the same nine-month period in 2001. Cost of revenues includes the salaries of staff involved in production, the cost of materials and packaging used in production and shipping, depreciation on the capital equipment used in the production process, unabsorbed manufacturing capacity, training costs and an allocation of the cost of facilities. Gross margin for the quarter ended September 30, 2002 increased to 41%, compared with 13% for the quarter ended September 30, 2001. Gross margin for the nine-month period ended September 30, 2002 increased to 36%, compared with a negative gross margin of 8% for the same nine-month period in 2001. We achieved positive gross margins mainly due to efficiencies achieved in manufacturing as well as reducing overcapacity in many areas. Our gross margin is affected by changes in manufacturing volume, manufacturing capacity and changes in our pricing policies.

Sales and marketing expenses. Sales and marketing expenses for the quarter ended September 30, 2002 were $10.9 million, compared with $11.9 million for the quarter ended September 30, 2001. Sales and marketing expenses for the nine-month period ended September 30, 2002 were $32.1 million, compared with $39.6 million for the same nine-month period in 2001. Sales and marketing expenses include sales force compensation together with expenses of professional marketing, conducting training workshops and market surveys, advertising and attending dental professional trade shows. The decrease in sales and marketing expenses for the three-month period ended September 30, 2002 resulted primarily from decreased direct mail advertising of approximately $1.4 million, partially offset by increases in payroll related expenses of $0.5 million due to increased headcount related to our direct sales force. The decrease in sales and marketing expenses for the nine-month period ended September 30, 2002 resulted primarily from decreases in media and advertising expenses of approximately $13.2 million and decreases in direct mail advertising of approximately $1.3 million. Partially offsetting these decreases were increases in sales and marketing expenses at our international locations of approximately $6.2 million and increases in payroll and related expenses of $0.9 million due to the increased headcount related to our direct sales force.

General and administrative expenses. General and administrative expenses for the quarter ended September 30, 2002 were $10.5 million, compared with $9.3 million for the quarter ended September 30, 2001. General and administrative expenses for the nine-month period ended September 30, 2002 were $31.7 million, compared with $24.3 million for the same nine-month period in 2001. General and administrative expenses include costs for the compensation of administrative personnel, outside consulting services, facilities, legal expenses and general corporate expenses. The increase in general and administrative expenses for the three month period ended September 30, 2002 resulted primarily from an increase in expenses of approximately $1.6 million due to the growth of our international operations. The increase in general and administrative expenses for the nine month period ended September 30, 2002 resulted primarily from increased expenses of approximately $5.2 million related to the growth of our international operations and increases in payroll and related expenses of approximately $3.0 million due to increased headcount at our corporate headquarters to support being a public company. These increases were partially offset by decreased professional services of approximately $0.9 million.

Research and development expenses. Research and development expenses for the quarter ended September 30, 2002 were $3.0 million, compared with $3.4 million for the quarter ended September 30, 2001. Research and development expenses for the nine-month period ended September 30, 2002 were $9.1 million, compared with $11.2 million for the same nine-month period in 2001. Research and development expenses include the costs associated with software engineering, the costs of designing, developing and testing our products and the conduct of both clinical and post-marketing trials. We expense our research and development costs as they are incurred. The decrease in research and development expenses for the three-month period ended September 30, 2002 was primarily due to a decrease in payroll and related expenses of approximately $0.5 million due to decreased headcount. The decrease in research and development expenses for the nine-month period ended September 30, 2002 was primarily due to a decrease in outside consulting services of approximately $1.4 million and a decrease in payroll and related expenses of approximately $1.0 million due to decreased headcount.

Litigation settlement expenses. Litigation settlement expenses resulted from a settlement of a class action lawsuit. In February 2001, a class action lawsuit was filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that Align's policy of selling the Invisalign System exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing and pending approval from the court and the completion of definitive documentation, the Company reached an agreement in principle with the plaintiffs to settle the lawsuit. The remaining total legal and other settlement costs that Align agreed to pay were approximately $0.4 million. Pursuant to the settlement, Align will undertake to train and certify 5,000 general practice dentists each year over the next four years.

Interest and other income (expense), net. Interest and other expense was $0.2 million for the quarter ended September 30, 2002 compared to interest and other income of $0.5 million for the quarter ended September 30, 2001. Interest and other expense for the nine month period ended September 30, 2002 was $0.1 million, compared with interest and other income of $1.3 million for the same nine-month period in 2001. Other expense for 2002 consisted of bank service charges related to credit card processing. Offsetting these charges was decreasing interest income in 2002, primarily due to the decrease in the Company's cash and cash equivalent balance and marketable securities balances. Interest income for the nine months ended September 30, 2001 was primarily generated from the Company's cash and cash equivalents balance and investments in short-term marketable securities. Offsetting this income in the first quarter of 2001 was non-cash interest expense of $1.8 million, recorded in January 2001, related to the beneficial conversion feature embedded in convertible subordinated notes.

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

Stock-based compensation. In connection with the grant of stock options to employees and non-employees, we recorded deferred stock- based compensation as a component of stockholders' equity. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred compensation of $3.8 million and $5.0 million for the quarters ended September 30, 2002 and 2001, respectively. For the nine month periods ended September 30, 2002 and 2001, we recorded amortization of deferred compensation of $12.4 million and $16.8 million, respectively. Additionally, we recorded expenses of $0.3 million for the quarter ended September 30, 2002 and $1.8million for the nine month period ended September 30, 2002, related to options granted to non- employees during the current fiscal year.

The Company accelerated the vesting of options to several employees in connection with severance packages. The accelerations were accounted for as a charge to the statement of operations. The charge was $0.9 million for the quarter ended September 30, 2002 and $0.2 million for the quarter ended September 30, 2001. For the nine month periods ended September 30, 2002 and 2001, we recorded $2.2 million and $0.2 million, respectively. The charge is equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of September 30, 2002, we had $22.4 million in cash and cash equivalents and marketable securities and an accumulated deficit of $260.3 million. Additionally, we had $0.4 million of restricted cash.

Net cash used in operating activities totaled $36.9 million and $65.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively. In each of these periods, net cash used by operating activities consisted primarily of net operating losses and increases in accounts receivable balances, partially offset by increases in depreciation and amortization, and amortization of deferred stock-based compensation.

Net cash provided by investing activities totaled $2.5 million for the nine month period ended September 30, 2002 and $0.7 million for the nine month period ended September 30, 2001. For the nine month period ended September 30, 2002, net cash provided by investing activities consisted primarily of sales and maturities of marketable securities, partially offset by purchases of property and equipment. For the nine month period ended September 30, 2001, net cash provided by investing activities consisted primarily of proceeds from the sales and maturities of marketable securities and a decrease in restricted cash, partially offset by purchases of marketable securities and purchases of property and equipment.

Net cash provided by financing activities was $0.6 million and $127.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively. For the nine-month period ended September 30, 2001, net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock. In January 2001, we completed our initial public offering of 10 million shares of common stock. In March 2001, the underwriters exercised an overallotment option for 628,706 shares. Net proceeds to us were approximately $126.2 million.

We expect that our operating expenses will increase with an overall increase in the level of our business activity, including increased sales and the related costs of products sold, our consumer advertising campaign and dental professional marketing efforts, continuing efforts to automate our manufacturing processes, increases in the size of our sales force and dental professional training staff, continued international sales and marketing efforts, and development and improvements to our product. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. We believe it will be appropriate to obtain additional equity or debt financing within the next 12 months. We may not be able to raise additional financing on acceptable terms or at all.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company adopted SFAS 146 during the quarter ended September 30, 2002, and it did not have a material impact on the consolidated financial position or results of the operations of the Company.

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

  execute our consumer advertising campaign and dental professional marketing efforts;

  increase the size of our sales force and dental professional training staff;

  execute clinical research and education plans;

  develop technological improvements to our products;

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

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. As of September 30, 2002, we had an accumulated deficit of approximately $260.3 million.

We expect to expend significant capital to continue to build our national brand, expand our dental professional channel, automate our manufacturing processes and develop both product and process technology. The Company is in the process of obtaining debt financing in the form of an accounts receivable line of credit and an equipment line of credit. In addition, the Company is in the early stages of pursuing an equity financing. However, there can be no assurance that such additional financing will be available on a timely basis on terms acceptable to us, or at all, or that such financing will not be substantially dilutive to stockholders. If adequate funds are not available, we could be required to further reduce operating expenses by, including but not limited to, reducing planned capital expenditures relating to enhancing the Company's manufacturing process and reducing worldwide staff.

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

Due to these and other factors, we believe that quarter-to- quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

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

As of September 30, 2002, approximately 7,400 dental professionals have submitted one or more cases to us. Our success depends upon increasing acceptance of Invisalign by dental professionals. Invisalign requires dental professionals and their staff to undergo special training and learn to interact with patients in new ways. In addition, because Invisalign has only been in clinical testing since July 1997 and commercially available since July 1999, dental professionals may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption by dental professionals will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products and our provision of effective sales support, training and service. In the future, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and consequently in reduced acceptance by dental professionals. If Invisalign does not achieve growing acceptance in the orthodontic and dental communities, our operating results will be harmed.

If consumers do not adopt Invisalign in sufficient numbers or as rapidly as we anticipate, our operating results will be harmed.

Invisalign represents a significant change from traditional orthodontic treatment, and patients may be reluctant to accept it or may not find it preferable to conventional treatment. In addition, patients may not comply with recommended treatment guidelines which could compromise the effectiveness of their treatment. We have generally received positive feedback from both dental professionals and patients regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients. Our success will depend upon the acceptance of Invisalign by the substantially larger number of dental professionals and potential patients to which we are now actively marketing. We have had a limited number of complaints from patients and prospective patients generally related to shipping delays and minor manufacturing irregularities. Market acceptance will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, reliability, improved treatment aesthetics and greater comfort and hygiene compared to conventional orthodontic products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. Adoption by consumers may also be impacted by general macroeconomic conditions, levels of consumer confidence and consumer spending, all of which could be effected by United States military action in Iraq. If consumers prove unwilling to adopt Invisalign as rapidly or in the numbers that we anticipate, our operating results will be harmed.

We are dependent on our international manufacturing operations, which exposes us to foreign operational, political and other risks that may harm our business.

Currently, two of our key production steps are performed in operations located outside of the U.S. At our facilities in Costa Rica and the U.A.E., where we create electronic treatment plans with the assistance of sophisticated software. Previously, these steps were also performed in our facility in Pakistan. In addition, we rely on third party manufacturers in Mexico to fabricate Aligners and to ship the completed product to customers. In July 2002, the Company announced a plan to streamline worldwide operations. The plan includes closing the Company's facilities in Pakistan and the U.A.E. The operations previously performed at these facilities are being transitioned to the United States and Costa Rica. In addition, the plan includes a global reduction in worldwide staff. Our facility in Pakistan ceased production on October 25, 2002. Our facility in the U.A.E. is scheduled to cease production on December 13, 2002. It is estimated that the remainder of operational activities relating to the plan will conclude during the first quarter of 2003, although we will continue to engage in non-operational activities in both Pakistan and the U.A.E. until we have disposed of our assets in those countries.

Our reliance on international operations exposes us to risks and uncertainties, including:

  political, social and economic instability;

  acts of terrorism and acts of war, particularly in light of the terrorist attacks of September 11, 2001;

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

If any of these risks materialize in the future, our operating results may be harmed.

Our success depends in part on our proprietary technology and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of October 31, 2002, we have 23 issued U.S. patents and 61 pending U.S. patent applications. We have 20 foreign-issued patents and 114 pending foreign patent applications. We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not issue as patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. We also rely on protection of copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information and adequate remedies may not exist if unauthorized use or disclosure were to occur. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure of our proprietary rights might allow competitors to copy our technology, which could adversely affect pricing and market share.

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

We currently outsource key portions of our manufacturing process. We rely on a third party manufacturer in Mexico to fabricate Aligners and to ship the completed product to customers. As a result, if our third party manufacturer fails to deliver its components or if we lose its services, we may be unable to deliver our products in a timely manner and our business may be harmed. Finding a substitute manufacturer may be expensive, time-consuming or impossible.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of September 30, 1999 to approximately 690 employees as of September 30, 2002. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including: recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business. Our inability to effectively manage this level of growth would harm our business.

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

Currently, we compete directly against a product called Red, White and Blue that is manufactured and distributed by Ormco, which is a subsidiary of Sybron Dental Specialities. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialities and Dentsply International, Inc. have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer products companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by our competitors, our business will be harmed.

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

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all. We currently sell our product in Germany, France, the United Kingdom, Spain, Italy, Mexico, Brazil, Australia and Hong Kong, and may expand into other countries from time to time. We do not know whether orthodontists, dentists and consumers outside our domestic market will adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

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

The market price for our common stock has declined significantly in 2002 and has been highly volatile.

The trading price of our common stock declined in 2002 and has been highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  quarterly variations in our results of operations and liquidity;

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

The interest of management could conflict with the interest of our other stockholders. As of September 30, 2002, our executive officers, directors and principal stockholders beneficially owned, in total, approximately 52.3% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of the Company, which in turn could reduce the market price of our stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. Our long-term debt at September 30, 2002 consists only of outstanding balances on lease obligations.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the majority of marketable securities maturities do not exceed twelve months and the interest rates are primarily fixed. Our capital lease obligations of $1.3 million at September 30, 2002 carry fixed interest rates of 6.53% and 11.15% per annum with principle payments due in 60 and 48 equal annual installments, respectively, and which originated in 2000.

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

Currency Rate Risk. Our primary currency rate risk exposures relate to:

  Our decentralized or outsourced operations, whereby approximately $6.2 million of our expenses in the quarter ended September 30, 2002 are related to operations outside the United States, denominated in currencies other than the U.S. dollar.

We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 1, 2002, GW Com, Inc. filed a complaint in Santa Clara Superior Court against us and James Lindsey, the owner of the premises located at 851 Martin Avenue, Santa Clara, California. We were parties with GW Com to a sub-sublease for such premises, the term of which expired on August 14, 2002. In early 2001, we engaged in negotiations with GW Com to amend the sub-sublease to add additional space and to extend the term through November 30, 2004. The proposed amendment, however, required the consent of the owner of the subject property, Mr. Lindsey. We withdrew from the negotiations of the amendment, after, among other things, Mr. Lindsey's consent could not be obtained. GW Com's complaint against us and Mr. Lindsey alleges breach of contract against us and breach of contract and intentional interference with contract against Mr. Lindsey. In the complaint, GW Com seeks damages of more than $4 million. The complaint is in its early stages and no trial date has been set. We intend to vigorously contest GW Com's allegations.

On April 9, 2002, we exercised our right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. pursuant to the express terms of the Agreement and we issued a press release reporting this termination. On or about May 14, 2002 we received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages of approximately $30 million, including commissions and bonus payments it claims it would have received under the Agreement as well as other expenses, attorneys' fees and injunctive relief to prevent us from selling Invisalign to dentists in the U.S. and Canada. However, prior to terminating the Agreement, we conducted a thorough review of the Agreement and each party's performance thereunder. Based upon that review of the factual and legal issues, we deny all claims made by Discus Dental in its demand and contend that such claims are entirely without merit. In addition, on or about June 13, 2002 we submitted a counter-claim against Discus Dental in the arbitration seeking damages of approximately $40 million arising out of our claims for misrepresentation, breach of confidentiality provisions, and unfair competition, among others. The three arbitrators have been recently selected, and the matter is now set for arbitration on August 18, 2003.

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

The claims at issue in the Ormco suit relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to the calculation of the final positioning of a patient's teeth based upon a derived or ideal dental archform of the patient. The treatment plan simulation developed in our facilities determines the final positioning of a patient's teeth but is not based on a derived or ideal dental archform of the patient.

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

Of the net proceeds, as of September 30, 2002, we have used net offering proceeds to purchase plant machinery and equipment, leasehold improvements and working capital in the amounts of approximately $24.2 million, $1.6 million and $73.4 million, respectively. No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of equity securities of the issuer, or to any affiliates of the issuer in connection with the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Document
10.18	Employment Offer Letter for Roger E. George, Vice President of Legal Affairs & General Counsel
10.19	Employment Offer Letter for David S. Thrower, Vice President of Global Marketing
10.20	Employment Offer Letter for Eldon M. Bullington, Chief Financial Officer and Vice President, Finance
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Align Technology, Inc. (Registrant)

Dated: November 13, 2002

By:	/s/ Thomas M. Prescott
Thomas M. Prescott
Chief Executive Officer

By:	/s/ Eldon M. Bullington
Eldon M. Bullington
Chief Financial Officer and Vice President, Finance (Principal Financial and Principal Accounting Officer)

CERTIFICATIONS

I, Thomas M. Prescott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Align Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	By:	/s/ Thomas M. Prescott
Thomas M. Prescott Chief Executive Officer

CERTIFICATIONS (continued)

I, Eldon M. Bullington, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Align Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Eldon M. Bullington
Eldon M. Bullington
Chief Financial Officer and Vice President, Finance (Principal Financial and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
10.18	Employment Offer Letter for Roger E. George, Vice President of Legal Affairs & General Counsel
10.19	Employment Offer Letter for David S. Thrower, Vice President of Global Marketing
10.20	Employment Offer Letter for Eldon M.Bullington, Chief Financial Officer and Vice President, Finance
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002