Form 10-Q
period 2003-03-31
ALIGN TECHNOLOGY INC
filed 2003-05-13
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 0-32259

Align Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3267295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

881 Martin Avenue

Santa Clara, California  95050

(Address of principal executive offices)  (Zip Code)

(408) 470-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 30, 2003 was 57,849,270.

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$33,997	$35,552
Restricted cash	3,265	3,261
Marketable securities, short-term	—	2,693
Accounts receivable, net	17,078	16,766
Inventories, net	1,762	1,533
Deferred costs	1,031	1,139
Other current assets	6,650	4,888

Total current assets	63,783	65,832
Property and equipment, net	23,787	25,078
Other assets	2,093	1,946

Total assets	$89,663	$92,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,078	$1,974
Other accrued liabilities	13,199	12,112
Deferred revenue	2,493	2,130
Current portion of equipment-based term loan	1,667	1,667
Current portion of capital lease obligations	470	516

Total current liabilities	19,907	18,399
Equipment-based term loan, net of current portion	2,917	3,333
Capital lease obligations, net of current portion	425	504

Total liabilities	23,249	22,236

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock: : $0.0001 par value; Authorized: 200,000 shares ; Issued: 57,871 and 57,740 shares at March 31, 2003 and December 31, 2002, respectively; Outstanding: 57,831 and 57,700 shares at March 31, 2003 and December 31, 2002, respectively	6	6
Additional paid-in capital	365,117	364,691
Deferred compensation	(14,938)	(19,005)
Notes receivable from stockholders	(792)	(892)
Accumulated other comprehensive income	—	17
Accumulated deficit	(282,979)	(274,197)

Total stockholders’ equity	66,414	70,620

Total liabilities and stockholders’ equity	$89,663	$92,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$24,735	$17,141
Cost of revenues	11,810	12,505

Gross profit	12,925	4,636

Operating expenses:
Sales and marketing	10,630	10,327
General and administrative	7,894	9,871
Research and development	2,985	3,346

Total operating expenses	21,509	23,544

Loss from operations	(8,584)	(18,908)
Interest and other income (expense), net	(198)	406

Net loss	$(8,782)	$(18,502)

Net loss per share, basic and diluted	$(0.15)	$(0.40)

Shares used in computing net loss per share, basic and diluted	57,189	46,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(8,782)	$(18,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,297	2,913
Amortization of deferred stock compensation	3,641	4,827
Compensation expense for accelerated vesting of stock options	370	118
Stock-based compensation expense	252	653
Loss on retirement, disposal and impairment of fixed assets	145	3
Allowance for doubtful accounts	(4)	(1)
Non-cash interest (income) expense on notes receivable from stockholders	(20)	6
Non-cash accretion on marketable securities	12	25
Changes in operating assets and liabilities:
Accounts receivable	(308)	(2,916)
Inventories	(229)	95
Deferred costs	108	167
Other current assets	(1,745)	(731)
Accounts payable	(434)	(1,900)
Other accrued liabilities	1,087	333
Deferred revenue	363	227

Net cash used in operating activities	(3,247)	(14,683)

Cash Flows from Investing Activities:
Purchase of property and equipment	(630)	(2,713)
Restricted cash	(4)	387
Maturities of marketable securities	2,669	2,100
Other assets	(147)	69

Net cash provided by (used in) investing activities	1,888	(157)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	225	556
Proceeds from payment on stockholders’ notes receivable	120	195
Repurchase of common stock	—	(175)
Payments on debt obligations	(541)	(117)

Net cash (used in) provided by financing activities	(196)	459

Net decrease in cash and cash equivalents	(1,555)	(14,381)
Cash and cash equivalents at beginning of period	35,552	50,550

Cash and cash equivalents at end of period	$33,997	$36,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, and its results of operations and cash flows for the 3 months ended March 31, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

In 2002, the Company made the decision to reclassify certain costs and expenses within the consolidated statements of operations. These reclassifications do not change net loss. The nature of the change centers around the classification of order administration expenses, bank processing fees and information technology costs among cost categories. The Company has historically expensed these costs in general and administrative expenses and other expense in the consolidated statements of operations. Current and future presentation of these expenses will be to allocate them to the functions utilizing the services.

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests excess cash primarily in money market funds of major financial institutions, commercial paper and notes. The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of the Company’s accounts receivable at March 31, 2003 or at December 31, 2002, or net revenues for the first quarter of 2003 or 2002.

The Food and Drug Administration (“FDA”) regulates the design, manufacture, distribution, preclinical and clinical study, clearance and approval of medical devices. Products developed by the Company may require approvals or clearances from the FDA or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s products will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or such approval were to be delayed, it may have a material adverse impact on the Company.

The Company has manufacturing operations located outside the United States of America. The Company currently relies on its manufacturing facilities in Costa Rica to create virtual treatment plans with the assistance of sophisticated software. In addition, the Company relies on a third party manufacturer in Mexico to fabricate Aligners and to ship the completed product to the Company’s customers. The Company’s reliance on international operations exposes it to related risks and uncertainties, including: difficulties in staffing and managing international operations, controlling quality of manufacture, political, social and economic instability, interruptions and limitations in telecommunication services, product and/or material transportation delays or disruption, trade restrictions and changes in tariffs, import and export license requirements and restrictions, fluctuations in currency exchange rates and potential adverse tax consequences. If any of these risks materialize, the Company’s international manufacturing operations, as well as its operating results, may be harmed.

The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could materially impact future operating results.

2.    Balance Sheet Components

Inventories comprise (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$865	$931
Work in process	323	285
Finished goods	574	317

	$1,762	$1,533

Other current assets comprise (in thousands):

	March 31, 2003	December 31, 2002
Prepaid expenses	$4,735	$2,689
Other	1,915	2,199

	$6,650	$4,888

3.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period less weighted average shares subject to repurchase. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential common stock consists of common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options.

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss	$(8,782)	$(18,502)

Basic and diluted:
Weighted-average common shares outstanding	57,766	47,946
Less: Weighted-average shares subject to repurchase	(577)	(1,794)

Weighted-average shares used in basic and diluted net loss per share	57,189	46,152

Net loss per share, basic and diluted	$(0.15)	$(0.40)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002
Options to purchase common stock	7,351	5,731
Common stock subject to repurchase	513	1,560

	7,864	7,291

4.    Stock-based compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure requirements of SFAS 148. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2003	2002
Net loss, as reported	$(8,782)	$(18,502)
Add: Stock-based employee compensation expense included in reported net loss	3,898	4,954
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(5,874)	(7,680)

Pro forma net loss	$(10,758)	$(21,228)

Basic and diluted net loss per common share:
As reported	$(0.15)	$(0.40)

Pro forma	$(0.19)	$(0.46)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Risk free interest rate	3.03	3.03
Expected life	5 years	5 years
Expected volatility	119.8%	119.8%

5.    Commitments and Contingencies

Long-term Obligations

As of March 31, 2003, future minimum long-term obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter
Operating leases	$2,677	$4,219	$2,869	$1,221	$688	$597
Capital lease obligations	434	348	187	—	—	—
Equipment-based term loan	1,250	1,667	1,666	—	—	—

Total	$4,361	$6,234	$4,722	$1,221	$688	$597

Product Warranty

The following table reflects the change in the Company’s warranty accrual during the quarter ended March 31, 2003 (in thousands):

Warranty accrual, December 31, 2002	$514
Charged to cost and expenses	316
Actual warranty expenses	(301)

Warranty accrual, March 31, 2003	$529

Legal Proceedings

In January 2003, Ormco Corporation filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. In February 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6, 398, 548. We responded to Ormco’s counterclaims on

April 2, 2003. The Court issued an Order setting a Scheduling Conference on June 30, 2003, at which a case schedule is expected to be set.

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

On April 9, 2002, the Company exercised its right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. (the “Marketing Agreement”) pursuant to the express terms of the Marketing Agreement and the Company issued a press release reporting this termination. On or about May 14, 2002, the Company received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages of approximately $30 million, including commissions and bonus payments it claims it would have received under the Marketing Agreement as well as other expenses, attorneys’ fees and injunctive relief to prevent the Company from selling Invisalign to dentists in the U.S. and Canada. Prior to terminating the Marketing Agreement, the Company conducted a thorough review of the Marketing Agreement and each party’s performance thereunder. Based upon that review of the factual and legal issues, the Company denies all claims made by Discus Dental in its demand and contend that such claims are entirely without merit. In addition, on or about June 13, 2002 the Company submitted a counter-claim against Discus Dental in the arbitration seeking damages of approximately $40 million arising out of our claims for misrepresentation, breach of confidentiality provisions and unfair competition, among others. The three arbitrators have been selected, and the parties are exchanging and reviewing documents in response to document demands. The matter is currently set for arbitration on August 18, 2003.

In February 2001, the Company was named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that the Company’s policy of selling Invisalign exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing, the company entered into a Stipulation and Agreement of Settlement with the plaintiffs to settle the lawsuit. The total legal and other settlement costs that the Company agreed to pay were approximately $400,000 in legal fees. In November 2001, the Court approved the Stipulation and Agreement of Settlement. Pursuant to the settlement, the Company trained and certified approximately 5,000 general practitioner dentists in fiscal 2002, and have undertaken to certify 5,000 general practitioner dentists each year over the next three years.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists entirely of the change in unrealized gains or losses on available-for-sale securities at December 31, 2002. There were no available-for-sale securities or unrealized gains or losses at March 31, 2003.

7.    Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” Management is currently evaluating the effect that the adoption of EITF 00-21 will have on the Company’s consolidated financial statements.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements.

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

In July 2002, we announced a plan to streamline worldwide operations. The plan included closing our facilities in Pakistan and the United Arab Emirates, or U.A.E. We transitioned the operations performed at these facilities to the United States and Costa Rica. We discontinued operations at our Pakistan and U.A.E. facilities in October and December 2002, respectively. We concluded the remainder of indirect operational activities related to the Costa Rica transition in January 2003 and incurred approximately $0.5 million related to residual facility closure activities. We will cease non-operational closing activities in Pakistan when the land is disposed of at that location and in the U.A.E. when the necessary statutory filings have been completed.

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

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of March 31, 2003, we had an accumulated deficit of approximately $283.0 million.

We expect to expend significant capital to continue to build our national brand, expand our dental professional channel, automate our manufacturing processes and develop both product and process technology. In November 2002, we completed a private placement of common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we secured an accounts receivable-based revolving line of credit of up to $10 million and an equipment-based term loan of $5.0 million, which was accessed in December 2002. As of March 31, 2003, we had not utilized the accounts receivable-based revolving line of credit. Accessing the accounts receivable-based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. However, there can be no assurance that such financing will be adequate for us to avoid reducing operating expenses by, including but not limited to, reducing planned capital expenditures relating to enhancing our manufacturing process and reducing worldwide staff.

Results of Operations

Revenues.    Revenues for the quarter ended March 31, 2003 increased 44% to $24.7 million compared to $17.1 million for the quarter ended March 31, 2002. Revenues derived from the sale of Invisalign were $23.4 million for the quarter ended March 31, 2003 compared to Invisalign revenues of $14.7 million for the quarter ended March 31, 2002. The increase in Invisalign revenues was primarily the result of an increase in the domestic orthodontic channel of $3.2 million, the domestic general practitioner channel of $3.8 million and the international channel of $1.7 million for the quarter ended March 31, 2003 over the quarter ended March 31, 2002. Growth in the domestic general practitioner channel resulted primarily from the expanded base of certified clinicians. Growth in the domestic orthodontic and international channels resulted primarily from increased utilization of Invisalign by the existing pool of certified clinicians. All channels benefited from Invisalign marketing promotion programs conducted during the fourth quarter of fiscal 2002 and into the first quarter ended March 31, 2003. The balance of our revenues represented sales of training and ancillary products of $1.3 million for the quarter ended March 31, 2003 and $2.4 million for the quarter ended March 31, 2002.

Cost of revenues.    Cost of revenues for the quarter ended March 31, 2003 was $11.8 million compared to $12.5 million for the quarter ended March 31, 2002. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, under/over absorbed manufacturing capacity, training costs and the cost of facilities. Also included in cost of revenues are stock-based compensation expenses of $0.7 million and $1.0 million in the first quarters of 2003 and 2002, respectively. Gross margin for the quarter ended March 31, 2003 was $12.9 million or 52% of revenue, compared to a gross margin of $4.6 million or 27% of revenue for the quarter ended March 31, 2002. The higher gross margin in the first quarter of 2003 as compared to the first quarter of 2002 reflects the benefits of cost reduction initiatives in our manufacturing process and improved fixed cost absorption related to increasing volumes. We believe that gross margins for the remainder of fiscal 2003 will approximate or slightly improve as compared to gross margins for the quarter ended March 31, 2003.

Sales and marketing.    Sales and marketing expenses for the quarter ended March 31, 2003 were $10.6 million compared to $10.3 million for the quarter ended March 31, 2002. Sales and marketing expenses include sales force compensation, together with expenses for professional marketing programs, conducting workshops and market surveys, advertising and attending dental professional trade shows. Included in sales and marketing expenses are stock-based compensation expenses of $0.6 million and $0.8 million in the first quarters of 2003 and 2002, respectively. The increase in sales and marketing expenses for the first quarter of 2003 as compared to the first quarter of 2002 resulted primarily from an increase in spending of $1.2 million related to incremental headcount in our North American sales force and $1.2 million in incremental media and advertisement costs in the U.S., partially offset by a decrease in spending of $2.1 million related to a reduction in our international sales and marketing force.

General and administrative.    General and administrative expenses for the quarter ended March 31, 2003 were $7.9 million compared to $9.9 million for the quarter ended March 31, 2002. General and administrative expenses include salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. Included in general and administrative expenses are stock-based compensation expenses of $2.2 million for the first quarter of 2003, which decreased from $2.9 million for the first quarter of 2002. The decrease in general and administrative expenses for the first quarter of 2003 over the first quarter of 2002 resulted primarily from decreases in salaries of $0.9 million and $0.8 million related to a reduction in the North American and international administrative work forces, respectively. The decrease in general and administrative expenses for the first quarter of 2003 over the first quarter of 2002 also resulted from a decrease in outside services internationally of $0.3 million, partially offset by an increase of $0.4 million in outside consultant costs in North America. Offsetting the decreases in general and administrative expenses quarter over quarter were $0.5 million of restructuring charges for the first quarter of 2003, representing the remainder of our indirect operational activities related to the transition of operations from the U.A.E. and Pakistan to Costa Rica. We do not expect to incur restructuring charges during the quarter ending June 30, 2003.

Research and development.    Research and development expenses for the quarter ended March 31, 2003 were $3.0 million compared to $3.3 million for the quarter ended March 31, 2002. Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and the conducting of both clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses included $0.7 million of stock-based compensation for the first quarter of 2003, which decreased from $0.9 million of stock-based compensation expense for the first quarter of 2002.

Interest and other income (expense), net.    Interest and other income (expense) was ($0.2) million for the first quarter of 2003 compared to $0.4 million for the first quarter of 2002. Interest income decreased in the first quarter of 2003 compared to the first quarter of 2002 by $0.2 million primarily due to the decrease in our cash, cash equivalent and marketable securities balances. Interest expense increased $0.1 million for the first quarter of 2003 compared to the first quarter of 2002 primarily from the interest on the equipment-based term loan.

Stock-based compensation.    In connection with the grant of stock options to employees and non-employees prior to 2001, we recorded deferred stock-based compensation as a component of stockholders’ equity. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. For the quarters ended March 31, 2003 and 2002, we recorded amortization of deferred compensation of $3.6 million and $4.8 million, respectively. Additionally, we recorded expenses of $0.3 and $0.7 million for the quarters ended March 31, 2003 and 2002, respectively, related to options granted to non-employees.

We have accelerated the vesting of options to several employees in connection with severance packages. This acceleration was accounted for as a charge to the consolidated statements of operations. We recorded charges of $0.4 million and $0.1 million for the quarters ended March 31, 2003 and 2002, respectively. Each respective charge is equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of March 31, 2003, we had $34.0 million of cash and cash equivalents, restricted cash of $3.3 million and an accumulated deficit of $283.0 million.

Net cash used in operating activities totaled $3.2 million and $14.7 million for the quarters ended March 31, 2003 and 2002, respectively. Net cash used by operating activities consisted primarily of operating losses and increases in other current assets for the first quarter of 2003 and increases in accounts receivable and payable balances for the first quarter of 2002.

Net cash provided by investing activities totaled $1.9 million for the quarter ended March 31, 2003 and net cash used in investing activities totaled $0.2 million for the quarter ended March 31, 2002. For the quarters ended March 31, 2003 and 2002, net cash provided by (used in) investing activities resulted primarily from the maturity of marketable securities, which was partially offset by purchases of property and equipment.

Net cash used in financing activities was $0.2 million for the quarter ended March 31, 2003 and net cash provided by financing activities was $0.5 million for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, net cash used in financing activities consisted primarily of payments on capital leases and equipment-based term loan payments, partially offset by proceeds from the issuance of common stock. For the quarter ended March 31, 2002, net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock, partially offset by payments on capital leases.

We expect that our operating expenses will increase commensurate with an overall increase in the level of our business activity, including increased sales and the related costs of products sold, our consumer advertising campaign and dental professional marketing efforts, continuing efforts to automate our manufacturing processes, increases in the size of our sales force and dental professional training staff, continued international sales and marketing efforts, and development and improvements to our product. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. Our capital requirements depend on market acceptance of our products and our ability to market, sell and support our products on a worldwide basis. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay establishing a national brand, building manufacturing infrastructure and developing our product and process technology, or to reduce our expenditures in general. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Long-term Obligations

As of March 31, 2003, future minimum long-term obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter
Operating leases	$2,677	$4,219	$2,869	$1,221	$688	$597
Capital lease obligations	434	348	187	—	—	—
Equipment-based term loan	1,250	1,667	1,666	—	—	—

Total	$4,361	$6,234	$4,722	$1,221	$688	$597

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

Revenue Recognition

Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided no significant obligations remain, transfer of title has occurred, and collection of the receivables is deemed probable. As of July 2002, Clincheck™ fees are no longer received up-front, but are billed together with the Aligner fees at the time the Aligners are shipped and are recognized at that time. We offer our dental professionals an opportunity to purchase case refinement in advance at a discount. The advance purchase price is non-refundable once Aligners are shipped and is deferred until either upon shipment of the case refinement or upon case expiration. In cases where the dental professional does not purchase the case refinement in advance, case refinement revenues are recognized when the new Aligners are shipped. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenues are earned. Ancillary product sales and services consist primarily of training.

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

Legal contingencies

We are currently involved in certain legal proceedings as discussed in Note 5 to our condensed consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations and financial condition.

Deferred Tax Valuation Allowance

We have established a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” Management is currently evaluating the effect that the adoption of EITF 00-21 will have on the Company’s consolidated financial statements.

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

RISK FACTORS

The statements contained below and elsewhere in this report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Since we have a history of losses and negative operating cash flows, we expect our operating losses to continue throughout all or a portion of fiscal 2003 and we may not achieve or maintain profitability in the future.

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

We continue to incur significant operating expenses to:

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

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of March 31, 2003, we had an accumulated deficit of approximately $283.0 million.

We expect to expend significant capital to continue to build our national brand, expand our dental professional channels, automate our manufacturing processes and develop both product and process technology. In November 2002, we completed a private placement of common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we secured an accounts receivable-based revolving line of credit of up to $10.0 million and a equipment-based term loan of $5.0 million, which was accessed in December 2002. As of March 31, 2003, we had not utilized the accounts receivable-based revolving line of credit. Accessing the accounts receivable based-revolving line of credit is restricted based on qualifying accounts receivable and compliance with customary loan covenants. There can be no assurance that such financing will be adequate for us to avoid reducing operating expenses by, including but not limited to, reducing planned capital expenditures relating to enhancing our manufacturing process and reducing worldwide staff.

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

We were incorporated in April 1997 and began sales of Invisalign in July 1999. Thus, we have a limited operating history, which makes an evaluation of our future prospects and your investment in our stock difficult. In addition, we expect our future quarterly and annual operating results to fluctuate as we increase our commercial sales. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•	changes in the timing of product orders;

•	unanticipated delays in production caused by insufficient capacity, any disruptions in the manufacturing process or the introduction of new production processes;

•	inaccurate forecasting of revenue, production and other operating costs; and

•	the development and marketing of directly competitive products by potential competitors.

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

Invisalign represents a significant change from traditional orthodontic treatment, and patients may be reluctant to accept it or may not find it preferable to conventional treatment. In addition, patients may not comply with recommended treatment guidelines for Invisalign, which could compromise the effectiveness of their treatment. We have generally received positive feedback from both dental professionals and patients regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients. Our success will depend upon the acceptance of Invisalign by the substantially larger number of dental professionals and potential patients to which we are now actively marketing. We have had a limited number of complaints from patients and prospective patients generally related to shipping delays and minor manufacturing irregularities. Market acceptance will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, reliability, improved treatment aesthetics and greater comfort and hygiene compared to conventional orthodontic products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. Adoption by consumers may also be impacted by general macroeconomic conditions, including the economic downturn and increased unemployment levels in the United States of America, levels of consumer confidence and consumer spending, all of which fluctuate and could be affected by unstable global economic, political or other conditions. If orthodontists and dentists experience a reduction in consumer demand for orthodontic services or consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, our operating results will be harmed.

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

In July 2002, we announced a plan to streamline worldwide operations. The plan included closing our facilities in Pakistan and the United Arab Emirates, or U.A.E. We transitioned the operations performed at these facilities to the United States and Costa Rica. We discontinued operations at our Pakistan and U.A.E. facilities in October and December 2002, respectively. We concluded the remainder of indirect operational activities related to the Costa Rica transition in January 2003 and incurred approximately $0.5 million related to residual facility closure activities. We will cease non-operational closing activities in Pakistan when the land is disposed of at that location and in the U.A.E. when the necessary statutory filings have been completed.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. We believe our intellectual property position represents a substantial business advantage. As of March 31, 2003, we had 29 issued U.S. patents, 20 issued foreign patents, 69 pending U.S. patent applications, and numerous pending foreign patent applications.

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

Extensive litigation over patents and other intellectual property rights is common in the medical device industry. We have been sued for infringement of another party’s patent in the past and, while that action has been dismissed, we may be the subject of patent or other litigation in the future. In January 2003, Ormco Corporation filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. In February 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6, 398, 548. We responded to Ormco’s counterclaims on April 2, 2003. The Court issued an Order setting a Scheduling Conference on June 30, 2003, at which a case schedule is expected to be set.

Three years ago, Ormco filed suit against us asserting infringement of U.S. Patent Nos. 5,447,432 and 5,683,243. In June 2000, the parties entered into a Stipulation of Dismissal with Ormco. Ormco agreed for a period of at least two years not to pursue litigation with respect to these patents, except as set forth below. Further, Ormco agreed that it would not bring any patent action against us for at least a period of one year with respect to any as yet unissued patents. If Ormco were to bring such an action concerning as yet unissued patents after one year, the Stipulation of Dismissal would allow Ormco to include in such an action claims involving U.S. Patent Nos. 5,447,432 and 5,683,243. In August 2001, Ormco notified us of the issuance of U.S. Patent No. 6,244,861 and offered a license for this patent. We did not take a license to this patent. Five months after Ormco’s notification, it filed the lawsuit that is currently pending.

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent No. 6,244,861 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The treatment plan simulation developed in our facilities determines the final positioning of a patient’s teeth but is not based on a derived or ideal dental archform of the patient.

The claims in our U.S. Patent No. 6,398,548 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

We strongly believe that Ormco’s claims of infringement lack merit and that our counterclaim of infringement will be successful. However, the outcome of a lawsuit is inherently unpredictable. Should our technology be found to infringe any one of Ormco’s asserted patents, we would have to seek a license from Ormco, which license might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction which could materially adversely affect its business.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of September 30, 1999 to approximately 702 employees as of March 31, 2003. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business. Our inability to effectively manage this level of growth could harm our business.

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

Currently, our Invisalign product competes directly against a product called Red, White and Blue, which is manufactured and distributed by Ormco, a subsidiary of Sybron Dental Specialties. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialties and Dentsply International, Inc. have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by our competitors, our business could be harmed.

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

In fiscal 2002, the market price for our common stock declined significantly and was highly volatile. Although the market price for our common stock increased during the first quarter of fiscal 2003, the market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control.

In fiscal 2002, the market price of our common stock declined and was highly volatile. Although the market price for our common stock increased during the first quarter of fiscal 2003, the market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control, including:

•	quarterly variations in our results of operations and liquidity;

•	changes in recommendations by the investment community or in their estimates of our revenues or operating results;

•	speculation in the press or investment community concerning our business and results of operations;

•	strategic actions by our competitors, such as product announcements or acquisitions; and

•	announcements of technological innovations or new products by us, our customers or competitors; and general market conditions.

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

The interests of our management could conflict with those of our other stockholders. As of March 31, 2003, our executive officers, directors and principal stockholders beneficially owned an aggregate of approximately 60.5% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of us, which in turn could reduce the market price of our stock.

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

Interest Rate Risk.    We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. The long-term debt at March 31, 2003 consists of outstanding principle balances on lease obligations and a equipment-based term loan of $0.9 million and $4.9 million, respectively.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2003 and the interest rates are primarily fixed. Our capital lease obligations of $0.9 million at March 31, 2003 carry fixed interest rates of 6.53% and 11.15% per annum with principle payments due in 60 and 48 monthly installments, respectively, beginning in 2000.

Interest Rate Risk.    Our primary interest rate risk exposures relate to:

•	The available-for-sale securities will fall in value if market interest rates increase;

•	Our ability to pay long-term debts at maturity; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

We have the ability to hold at least a portion of the fixed income investments until maturity. As a result, we do not expect the operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our short- and long-term marketable securities portfolio.

We manage interest rate risk on our outstanding long-term debts through the use of fixed rate debt. Management evaluates our financial position on an ongoing basis.

Currency Rate Risk.    Our primary currency rate risk exposures relate to our decentralized or outsourced operations, whereby, based on fiscal 2002 results, approximately $18.2 million of our annual expenses are related to operations outside the United States, denominated in currencies other than the U.S. dollar.

We do not hedge any balance sheet exposures and intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not likely have a material impact on future net income or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)  Changes in internal controls.

Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In January 2003, Ormco Corporation filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. In February 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6, 398, 548. We responded to Ormco’s counterclaims on

April 2, 2003. The Court issued an Order setting a Scheduling Conference on June 30, 2003, at which a case schedule is expected to be set.

Three years ago, Ormco filed suit against us asserting infringement of U.S. Patent Nos. 5,447,432 and 5,683,243. In June 2000, the parties entered into a Stipulation of Dismissal with Ormco. Ormco agreed for a period of at least two years not to pursue litigation with respect to these patents, except as set forth below. Further, Ormco agreed that it would not bring any patent action against us for at least a period of one year with respect to any as yet unissued patents. If Ormco were to bring such an action concerning as yet unissued patents after one year, the Stipulation of Dismissal would allow Ormco to include in such an action claims involving U.S. Patent Nos. 5,447,432 and 5,683,243. In August 2001, Ormco notified Align of the issuance of U.S. Patent No. 6,244,861 and offered a license for this patent. We did not take a license to this patent. Five months after Ormco’s notification, it filed the lawsuit that is currently pending.

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent No. 6,244,861 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The treatment plan simulation developed in our facilities determines the final positioning of a patient’s teeth but is not based on a derived or ideal dental archform of the patient.

The claims in our U.S. Patent No. 6,398,548 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

We strongly believe that Ormco’s claims of infringement lack merit and that our counterclaim of infringement will be successful. However, the outcome of a lawsuit is inherently unpredictable. Should our technology be found to infringe any one of Ormco’s asserted patents, Align would have to seek a license from Ormco, which license might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction which could materially adversely affect its business.

On April 9, 2002, we exercised our right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. (the “Marketing Agreement”) pursuant to the express terms of the Marketing Agreement and we issued a press release reporting this termination. On or about May 14, 2002, we received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages of approximately $30 million, including commissions and bonus payments it claims it would have received under the Marketing Agreement as well as other expenses, attorneys’ fees and injunctive relief to prevent us from selling Invisalign to dentists in the U.S. and Canada. Prior to terminating the Marketing Agreement, we conducted a thorough review of the Marketing Agreement and each party’s performance thereunder. Based upon that review of the factual and legal issues, we deny all claims made by Discus Dental in its demand and contend that such claims are entirely without merit. In addition, on or about June 13, 2002 we submitted a counterclaim against Discus Dental in the arbitration seeking damages of approximately $40 million arising out of our claims for misrepresentation, breach of confidentiality provisions and unfair competition, among others. The three arbitrators have been selected, and the parties are exchanging and reviewing documents in response to document demands. The matter is currently set for arbitration on August 18, 2003.

In February 2001, we were named in a class action lawsuit filed on behalf of all licensed dentists (excluding orthodontists) in the U.S. The complaint alleged that our policy of selling Invisalign exclusively to orthodontists violated the U.S. antitrust laws. Without admitting any wrongdoing, we entered into a Stipulation and Agreement of Settlement with the plaintiffs to settle the lawsuit. The total legal and other settlement costs that we agreed to pay were approximately $400,000 in legal fees. In November 2001, the Court approved the Stipulation and Agreement of Settlement. Pursuant to the settlement, we trained and certified approximately 5,000 general practitioner dentists in fiscal 2002, and have undertaken to certify 5,000 general practitioner dentists each year over the next three years.

From time to time, we have received, and may again receive, letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe any such rights that have been brought to our attention, there may be other more pertinent proprietary rights of which we are presently unaware.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 10.36	Lease Agreement dated February 26, 2003 between KPMG FIDES (COSTA RICA) S.A., PARQUE GLOBAL S.A. and Align Technology, Inc.

Exhibit 99.1	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington
Vice President of Finance and Chief Financial Officer

Date: May 13, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ ELDON M. BULLINGTON
Eldon M. Bullington
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.36	Lease Agreement dated February 26, 2003 between KPMG FIDES (COSTA RICA) S.A., PARQUE GLOBAL S.A. and Align Technology, Inc.

99.1	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002