Form 10-K/A
period 2002-12-31
ALIGN TECHNOLOGY INC
filed 2003-08-13
CIK 1097149

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

(408) 470-1000

Registrant’s Telephone Number, Including Area Code:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒    No  ☐

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

EXPLANATORY NOTE

THIS ANNUAL REPORT ON FORM 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEM 1 OF PART I, ITEMS 6, 7, AND 8 OF PART II, ITEM 14 OF PART III AND ITEM 15 OF PART IV OF FORM 10-K (EXCLUDING “RISK FACTORS”) SOLELY TO THE EXTENT NECESSARY (I) TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2002 AND 2001, AND THE RESULTS OF OPERATIONS AND CASH FLOWS FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2002, AS DESCRIBED IN NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS, (II) TO MAKE REVISIONS TO “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, AS WARRANTED BY THE RESTATEMENT, (III) TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002 AND (IV) TO UPDATE THE EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS IN ACCORDANCE WITH THE AMENDMENT. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K/A IS AS OF DECEMBER 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE RESTATEMENT.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to its Annual Stockholders’ Meeting to be held on May 15, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.

FORM 10-K/A

For the Year Ended December 31, 2002

PART I

THIS ANNUAL REPORT ON FORM 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEM 1 OF PART I, ITEMS 6, 7, AND 8 OF PART II, ITEM 14 OF PART III AND ITEM 15 OF PART IV OF FORM 10-K (EXCLUDING “RISK FACTORS”) SOLELY TO THE EXTENT NECESSARY (I) TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2002 AND 2001, AND THE RESULTS OF OPERATIONS AND CASH FLOWS FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2002, AS DESCRIBED IN NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS (II) TO MAKE REVISIONS TO “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, AS WARRANTED BY THE RESTATEMENT, (III) TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002 AND (IV) TO UPDATE THE EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS IN ACCORDANCE WITH THE AMENDMENT. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K/A IS AS OF DECEMBER 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE RESTATEMENT.

Align Technology, Inc. (“Align”) has not amended its Annual Report on Form 10-K for the period ended December 31, 2001 or Quarterly Reports on Form 10-Q for the periods affected by the restatement during the years ended December 31, 2002 or 2001, therefore the consolidated financial statements and related financial information contained therein should no longer be relied upon. The restated consolidated financial statements for the year ended December 31, 2001 are included as part of the consolidated financial statements included in this Annual Report on Form 10-K/A. The restated quarterly results of operations for the years ended December 31, 2002 and 2001 are included in Item 8, Consolidated Financial Statements and Supplementary Data.

The statements contained below and elsewhere in this Annual Report on Form 10-K/A that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Annual Report on Form 10-K/A, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 1.    BUSINESS.

Overview

Since the inception of Align in April 1997, we have been engaged in the design, manufacture and marketing of Invisalign, a proprietary system for treating malocclusion, or the misalignment of teeth. In July 1999, we commenced commercial sales of Invisalign. Prior to July 1999, we devoted nearly all our resources to developing our software and manufacturing processes, performing clinical trials of Invisalign and building our sales force, customer support and management teams. We exited the development stage in July 2000.

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

From June 2001 until April 2003, Align offered customers the option to purchase a one-time, non-refundable case refinement at the time of the initial treatment plan purchase at a discounted price of $50. Customers not electing to purchase the upfront case refinement (or requiring additional refinements i.e. in addition to the one purchased in advance) could subsequently purchase a case refinement at a price of $250 (stand-alone value). Align deferred $50 of revenue and accrued the anticipated loss related to the cost of producing and delivering the related Aligners for discounted case refinements sold at the beginning of the treatment period. These deferred amounts were recognized when either the case refinement shipped or upon case expiration. Where the customer declined to purchase the $50 upfront case refinement but subsequently purchased the $250 stand-alone case refinement, Align recognized the revenue associated with the $250 stand-alone case refinement fee upon shipment of the new Aligners.

In May 2003, Align updated its domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which Align believes represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales will be at $125. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration.

During the quarter ended June 30, 2003, in conjunction with Align’s adoption of EITF 00-21, Align re-evaluated its prior accounting treatment for case refinement revenues under the principles contained in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101) and related guidance. Align determined that under SAB 101 the revenue amount deferred on advance sales of case refinement should be based on the stand-alone value of case refinement rather than the published discounted price for advance purchase. On July 24, 2003, Align announced that, as a result of its review, it would restate its financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003. Refer to Item 6. Selected Consolidated Financial Data and Item 8, Note 1, Restatement of Previously Issued Financial Statements, for a detailed discussion of investigation results and related restatements.

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

ClinCheck™.    ClinCheck™ is an interactive Internet application that allows dental professionals to diagnose and plan treatment for their patients. We use a dental impression and a treatment prescription submitted by a dental professional to develop a customized, three-dimensional treatment plan that simulates appropriate tooth movement in a series of two-week increments. ClinCheck™ allows the dental professional to view this three-dimensional simulation with a high degree of magnification and from any angle. Accordingly, ClinCheck™ enables the dental professional to project tooth movement with a level of accuracy not previously possible.

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

Since we custom manufacture Aligners on a build-to-order basis, we do not offer refunds on our products. Because each ClinCheck™ and each Aligner is unique, we inspect 100% of the product at various points in the manufacturing process, to ensure that the product meets our customers’ expectations. Aligners are subject to the Invisalign product warranty, which covers defects in materials and workmanship. Our materials and workmanship warranty is in force until the Invisalign case is completed. In the event the Aligners fall within the scope of the Invisalign product warranty, we will replace the Aligners at our expense. Our warranty is contingent upon proper use of the Aligners for the purposes for which they are intended. If a patient chooses not to wear the Aligners, and as a result, requests additional Invisalign treatment, the dental professional pays the additional expense of the replacement Aligners.

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

In the event that a dental professional wishes to effect additional adjustments to a patient’s treatment when the actual treatment results are in accordance with the approved ClinCheck™ treatment plan, the dental professional may request a case refinement. However, in these cases, the case refinement Aligners are provided at the dental professional’s expense. In addition, should a dental professional request a replacement for a lost Aligner, we charge the dental professional for the cost of the replacement Aligner.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

The following discussion and analysis of our selected consolidated financial data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

During the quarter ended June 30, 2003, in conjunction with our adoption of EITF 00-21, Align re-evaluated its prior accounting treatment for case refinement revenues under the principles contained in SAB 101 and related guidance. Align determined that under SAB 101 the revenue amount deferred on advance sales of case refinement should be based on the stand-alone value of case refinement rather than the published discounted price for advance purchase. On July 24, 2003, Align announced that, as a result of its review, it would restate its financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003.

From June 2001 until April 2003, Align offered customers the option to purchase a one-time, non-refundable case refinement at the time of the initial treatment plan purchase at a discounted price of $50. Customers not electing to purchase the upfront case refinement (or requiring additional refinements i.e. in addition to the one purchased in advance) could subsequently purchase a case refinement at a price of $250 (stand-alone value). Align deferred $50 of revenue and accrued the anticipated loss related to the cost of producing and delivering the related Aligners for discounted case refinements sold at the beginning of the treatment period. These deferred amounts were recognized when either the case refinement shipped or upon case expiration. Where the customer declined to purchase the $50 upfront case refinement but subsequently purchased the $250 stand-alone case refinement, Align recognized the revenue associated with the $250 stand-alone case refinement fee upon shipment of the new Aligners.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2002. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with our restated consolidated financial statements as of December 31, 2002 and notes thereto set forth on pages 48 to 76 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 26.

Align did not amended its Annual Report on Form 10-K for the period ended December 31, 2001 and the consolidated financial statements and related financial information contained therein should no longer be relied upon. The historical results presented below are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

(unaudited)

	Year Ended December 31,
	Restated 2002	Restated 2001	2000	1999	1998
Consolidated Statement of Operations Data (1)(2):
Total revenues	$69,698	$44,808	$6,741	$411	$—
Cost of revenues	44,991	46,830	20,251	1,754	—

Loss from operations	(72,935)	(100,769)	(81,115)	(14,705)	(3,951)
Other income (expense), net	116	1,730	(7,633)	(710)	176

Net loss before provision for income taxes	(72,819)	(99,039)	(88,748)	(15,415)	(3,775)
Provision for income taxes	—	10	—	—	—

Net loss	(72,819)	(99,049)	(88,748)	(15,415)	(3,775)
Dividend related to beneficial conversion feature of preferred stock	—	(11,191)	(53,516)	—	—

Net loss available to common stockholders	$(72,819)	$(110,240)	$(142,264)	$(15,415)	$(3,775)

Net loss per share available to common stockholders, basic and diluted	$(1.52)	$(2.61)	$(25.64)	$(3.65)	$(1.33)

Shares used in computing net loss per share available to common stockholders, basic and diluted	47,878	42,247	5,548	4,218	2,842

	December 31,
	Restated 2002	Restated 2001	2000	1999	1998
Consolidated Balance Sheet Data (2):
Working capital	$41,160	$62,172	$18,273	$10,027	$6,815
Total assets	92,856	118,218	70,561	17,091	8,117
Total long-term liabilities	3,837	980	1,455	3	10
Convertible preferred stock and preferred stock warrants	—	—	130,691	32,755	12,147
Stockholders’ equity (deficit)	64,347	97,827	(84,674)	(19,414)	(4,433)

(1)	Certain reclassifications of prior period amounts have been made to conform to current year presentation.
(2)	The effect of the restatement adjustments on the previously reported amounts for the years ended December 31, 2002 and 2001 are set forth in the following table.

The following tables present amounts from operations as previously reported and as restated (in thousands, except per share data):

	Year Ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statement of Operations Data (1):
Total revenues (2)	$75,395	$69,698	$46,384	$44,808
Cost of revenues (3)	45,990	44,991	46,831	46,830
Loss from operations (4)	(68,237)	(72,935)	(99,194)	(100,769)
Other income (expense), net	116	116	1,730	1,730

Net loss before provision for income taxes (4)	(68,121)	(72,819)	(97,464)	(99,039)
Provision for income taxes	—	—	10	10

Net loss (4)	(68,121)	(72,819)	(97,474)	(99,049)
Dividend related to beneficial conversion feature of preferred stock	—	—	(11,191)	(11,191)

Net loss available to common stockholders (4)	$(68,121)	$(72,819)	$(108,665)	$(110,240)

Net loss per share available to common stockholders, basic and diluted (5)	$(1.42)	$(1.52)	$(2.57)	$(2.61)

Shares used in computing net loss per share available to common stockholders, basic and diluted	47,878	47,878	42,247	42,247

	December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheet Data:
Working capital (6)	$47,433	$41,160	$63,747	$62,172
Total assets	92,856	92,856	118,218	118,218
Total long-term liabilities	3,837	3,837	980	980
Stockholders’ equity (6)	70,620	64,347	99,402	97,827

(1)	Certain reclassifications of prior period amounts have been made to conform with current year presentation.
(2)	Revenues include a reduction of $5,697 and $1,576 for the years ended December 31, 2002 and 2001, respectively, due to an increase in deferred revenue as a result of the restatement.
(3)	Cost of revenues include a reduction of $999 and $1 for the years ended December 31, 2002 and 2001, respectively, due to a decrease in accrued loss as a result of the restatement.
(4)	The years ended December 31, 2002 and 2001 include an increase in net loss from operations of $4,698 and $1,575 respectively, as a result of the restatement.
(5)	The years ended December 31, 2002 and 2001 include an increase in net loss per share of $(0.10) and $(0.04), respectively.
(6)	Working capital and shareholders’ equity includes a reduction of $6,273 and $1,575 for the years ended December 31, 2002 and 2001, respectively, as a result of the restatement.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

During the quarter ended June 30, 2003, in conjunction with Align’s adoption of EITF 00-21, Align re-evaluated its prior accounting treatment for case refinement revenues under the principles contained in SAB 101 and related guidance. Align determined that under SAB 101 the revenue amount deferred on advance sales of case refinement should be based on the stand-alone value of case refinement rather than the published discounted price for advance purchase. On July 24, 2003, Align announced that, as a result of its review, it would restate its financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003.

Overview

Since our inception in April 1997, we have been engaged in the design, manufacture and marketing of Invisalign, a proprietary system for treating malocclusion, or the misalignment of teeth.

The Invisalign product has two components: ClinCheck™ and Aligners. ClinCheck™ is an Internet-based application that allows dental professionals to simulate treatment, in three dimensions, by modeling two-week stages of tooth movement. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck™ simulation. Aligners are customized to perform the treatment prescribed for an individual patient by dental professionals using ClinCheck™.

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

From June 2001 until April 2003, Align offered customers the option to purchase a one-time, non-refundable case refinement at the time of the initial treatment plan purchase at a discounted price of $50. Customers not electing to purchase the upfront case refinement (or requiring additional refinements i.e. in addition to the one purchased in advance) could subsequently purchase a case refinement at a price of $250 (stand-alone value). Align deferred $50 of revenue and accrued the anticipated loss related to the cost of producing and delivering the related Aligners for discounted case refinements sold at the beginning of the treatment period. These deferred amounts were recognized when either the case refinement shipped or upon case expiration. Where the customer declined to purchase the $50 upfront case refinement but subsequently purchased the $250 stand-alone case refinement, Align recognized the revenue associated with the $250 stand-alone case refinement fee upon shipment of the new Aligners.

In May 2003, Align updated its domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which Align believes represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales will be at $125. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration.

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

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of December 31, 2002, we had a restated accumulated deficit of approximately $280.5 million.

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

Results of Operations, as Restated

Comparison of Years Ended December 31, 2002 and 2001:

Revenues.    Revenues for the restated year ended December 31, 2002 increased 56% to $69.7 million compared to $44.8 million for the restated year ended December 31, 2001. Revenues of $63.7 million were derived from the sale of Invisalign compared to revenues of $43.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in Invisalign revenues was primarily due to an increase in the domestic orthodontic channel of $6.2 million, the domestic general practitioner channel of $9.5 million and the international channel of $4.6 million for the year ended December 31, 2002 over the year ended December 31, 2001. The balance of our revenues represented sales of ancillary products and other services of $6.0 million for the year ended December 31, 2002 and $1.4 million for the year ended December 31, 2001, with the increase primarily attributable to training.

Cost of revenues.    Cost of revenues for the restated year ended December 31, 2002 was $45.0 million compared to $46.8 million for the restated year ended December 31, 2001. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, under/over absorbed manufacturing capacity, training costs and the cost of facilities. Also included in cost of revenues are stock based compensation expenses of $3.4 million and $4.6 million in 2002 and 2001, respectively, and $0.6 million of restructuring charges incurred as part of our July 2002 plan to streamline worldwide operations. Restated gross margin for the year ended December 31, 2002 was $24.7 million or 35% of revenue, compared with a negative restated gross margin of $2.0 million for the year ended December 31, 2001. We achieved positive gross margins in 2002 and the second half of 2001 mainly due to efficiencies in manufacturing as well as increased production volumes. Our gross margin is affected by changes in manufacturing volume, manufacturing capacity and changes in our average selling price.

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

Comparison of Years Ended December 31, 2001 and 2000:

Revenues.    Restated revenues for the year ended December 31, 2001 increased to $44.8 million as compared to $6.7 million for the year ended December 31, 2000. Increases in revenues in fiscal 2001 over fiscal 2000 were driven by increases to the U.S. orthodontic channel as we commercialized the Invisalign product. For the year ended December 31, 2001, restated revenues of $43.4 million were derived from the sale of Invisalign compared to revenues of $5.4 million for the year ended December 31, 2000. The balance of our revenues for year ended December 31, 2001 and 2000 represented sales of dental impression machines, other products and training.

Cost of revenues.    Cost of revenues includes the compensation of staff involved in production, the cost of materials and packaging used in production and shipping, together with an allocation of the cost of facilities and depreciation on the capital equipment used in the production process. Restated cost of revenues for the year ended December 31, 2001 increased to $46.8 million as compared to $20.3 million for the year ended December 31, 2000. Cost of revenues for the years ended December 31, 2001 and 2000 includes $10.6 and $11.2 million, respectively, of unabsorbed manufacturing costs due to an increase in our manufacturing capacity in 2001 and 2000. For the third and fourth quarters of fiscal 2001, we achieved positive gross margins mainly due to efficiencies achieved in manufacturing as well as reducing over capacity in many areas. Our gross loss is affected by changes in manufacturing volume, manufacturing capacity and changes in our pricing policies.

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

Income Taxes

We have incurred immaterial amounts of income tax expense to date since we have not been profitable in either our domestic or international operations. As of December 31, 2002, we have aggregate federal and state net operating loss carryforwards of $268.1 million. As of December 31, 2002 we have recorded a full valuation allowance for our existing net deferred tax assets due to uncertainties regarding their realization. We have aggregate federal and state research tax credit carryforwards of $5.2 million as of December 31, 2002. The federal research credit carryforwards expire beginning in the year 2017, if not utilized. The state research credit carryforward does not expire. The federal and state net operating loss carryforwards expire beginning in the year

2017 for federal and 2005 for state purposes, if not utilized. Utilization of the federal net operating losses and credit carryforwards may be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources, as Restated

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of December 31, 2002, we had $35.6 million of cash and cash equivalents, marketable securities of $2.7 million and an accumulated deficit of $280.5 million, as restated. In addition, we had $3.3 million of restricted cash.

Net cash used in operating activities, as restated, totaled $40.4 million and $77.9 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, net cash used by operating activities consisted primarily of operating losses and increases in accounts receivable balances, partially offset by increases in depreciation and amortization, amortization of deferred stock-based compensation, and deferred revenue. For the year ended December 31, 2001, net cash used by operating activities consisted primarily of operating losses and increases in accounts receivable balances, partially offset by increases in depreciation and amortization and amortization of deferred stock-based compensation.

Net cash provided by investing activities totaled $1.5 million for the years ended December 31, 2002 and net cash used in investing activities totaled $2.0 million for the year ended December 31, 2001. For the year ended December 31, 2002, net cash provided by investing activities consisted primarily of maturities of marketable securities, which was partially offset by purchases of property and equipment. For the year ended December 31, 2001, net cash used in investing activities consisted primarily of proceeds from the sales and maturities of marketable securities and a decrease in restricted cash, partially offset by purchases of marketable securities and purchases of property and equipment.

Net cash provided by financing activities was $23.9 million and $127.5 million for the year ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock. In November 2002, we completed a private placement of 9,578,944 shares common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we obtained an accounts receivable-based revolving line of credit of up to $10.0 million and a $5.0 million equipment-based term loan. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with customary loan covenants. The $10.0 million revolving line of credit is based on domestic accounts receivable accrues interest at a rate of 1.75% above prime, and the $5.0 million equipment-based term loan accrues interest at 2.25% above prime. As of December 31, 2002, Align had not used any of the $10.0 million revolving line of credit and had drawn down the $5.0 million from the equipment-based term loan.

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

Revenue Recognition

Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided no significant obligations remain, transfer of title has occurred, and collection of the receivables is deemed probable. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenues are earned, i.e. upon shipment of the Aligners. Beginning July 2002, ClinCheck™ fees are no longer received up-front, but are billed together with the Aligner fees at the time the Aligners are shipped and are recognized at that time. We offer our dental professionals an opportunity to purchase case refinement in advance at a discount. The advance purchase price is non-refundable once Aligners are shipped. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until either upon shipment of the case refinement or upon case expiration. In cases where the dental professional does not purchase the case refinements in advance, case refinement revenues are recognized when the new Aligners are shipped. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenues are earned. Ancillary product sales and services consist primarily of training.

In May 2003, Align updated its domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which Align believes represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales will be at $125. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration.

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 is be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company adopted EITF 00-21 in the second quarter of 2003. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

RISK FACTORS

The statements contained below and elsewhere in this Annual Report on Form 10-K/A that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Annual Report on Form 10-K/A, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of December 31, 2002, we had an accumulated deficit of approximately $280.5 million, as restated.

We expect to expend significant capital to continue to build our national brand, expand our dental professional channels, automate our manufacturing processes and develop both product and process technology. In November 2002, we completed a private placement of common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we secured an accounts receivable-

based revolving line of credit of up to $10.0 million and a equipment-based term loan of $5.0 million, which was accessed in December 2002. As of March 26, 2003, we had not utilized the accounts receivable-based revolving line of credit. Accessing the accounts receivable based-revolving line of credit is restricted based on qualifying accounts receivable and compliance with customary loan covenants. There can be no assurance that such financing will be adequate for us to avoid reducing operating expenses by, including but not limited to, reducing planned capital expenditures relating to enhancing our manufacturing process and reducing worldwide staff.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data, including notes to the consolidated financial statements, set forth in Item 8 have been revised to reflect the restatement of revenues and cost of revenues resulting from the historical revaluation of the revenue value associated with advance sales of case refinement. Refer to Note 1 of Notes to Consolidated Financial Statements, Restatement of Previously Issued Financial Statements, for discussion of restatement.

Quarterly Results of Operations

	Three Months Ended (1)(2)
	2002				2001
	Restated Dec. 31	Restated Sep. 30	Restated June 30	Restated March 31	Restated Dec. 31	Restated Sep. 30	Restated June 30	March 31
	(in thousands, except per share data)
	(unaudited)
Revenues	$20,751	$17,375	$15,714	$15,858	$11,356	$12,381	$13,382	$7,689
Gross profit (loss)	9,112	6,777	4,984	3,834	1,185	1,105	(447)	(3,865)
Operating loss	(15,194)	(17,789)	(20,242)	(19,710)	(21,864)	(23,697)	(23,743)	(31,465)
Net loss	(15,396)	(17,806)	(20,313)	(19,304)	(21,652)	(23,045)	(22,394)	(31,958)
Net loss available to common stockholders	$(15,396)	$(17,806)	$(20,313)	$(19,304)	$(21,652)	$(23,045)	$(22,394)	$(43,149)
Net loss per share available to common stock-holders, basic an diluted	$(0.30)	$(0.38)	$(0.44)	$(0.42)	$(0.47)	$(0.51)	$(0.50)	$(1.29)
Shares used in computing per share amounts, basic and diluted	51,796	46,934	46,576	46,152	45,660	45,035	44,518	33,574

(1)	Certain reclassifications of prior period amounts have been made to conform to current year presentation.

(2)	The effect of the restatement adjustments on the previously reported amounts for the years ended December 31, 2002 and 2001 are set forth in the following table.

The following tables present amounts from operations as previously reported and as restated for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended
	2002
	As Previously Reported Dec. 31	Restated Dec. 31	As Previously Reported Sep. 30	Restated Sep. 30	As Previously Reported June 30	Restated June 30	As Previously Reported March 31	Restated March 31
Revenues	$22,426	$20,751	$18,573	$17,375	$17,255	$15,714	$17,141	$15,858
Gross profit	10,595	9,112	7,693	6,777	6,481	4,984	4,636	3,834
Operating loss	(13,711)	(15,194)	(16,873)	(17,789)	(18,745)	(20,242)	(18,908)	(19,710)
Net loss	(13,913)	(15,396)	(16,890)	(17,806)	(18,816)	(20,313)	(18,502)	(19,304)
Net loss available to common stockholders	$(13,913)	$(15,396)	$(16,890)	$(17,806)	$(18,816)	$(20,313)	$(18,502)	$(19,304)
Net loss per share available to common stock-holders, basic and diluted	$(0.27)	$(0.30)	$(0.36)	$(0.38)	$(0.40)	$(0.44)	$(0.40)	$(0.42)
Shares used in computing per share amounts, basic and diluted	51,796	51,796	46,934	46,934	46,576	46,576	46,152	46,152

	Three Months Ended
	2001
	As Previously Reported Dec. 31	Restated Dec. 31	As Previously Reported Sep. 30	Restated Sep. 30	As Previously Reported June 30	Restated June 30	As Previously Reported March 31	As Previously Reported March 31
Revenues	$12,300	$11,356	$12,912	$12,381	$13,483	$13,382	$7,689	$7,689
Gross profit (loss)	2,118	1,185	1,647	1,105	(347)	(447)	(3,865)	(3,865)
Operating loss	(20,931)	(21,864)	(23,155)	(23,697)	(23,643)	(23,743)	(31,465)	(31,465)
Net loss	(20,719)	(21,652)	(22,503)	(23,045)	(22,294)	(22,394)	(31,958)	(31,958)
Net loss available to common stockholders	$(20,719)	$(21,652)	$(22,503)	$(23,045)	$(22,294)	$(22,394)	$(43,149)	$(43,149)
Net loss per share available to common stock-holders, basic and diluted	$(0.45)	$(0.47)	$(0.50)	$(0.51)	$(0.50)	$(0.50)	$(1.29)	$(1.29)
Shares used in computing per share amounts, basic and diluted	45,660	45,660	45,035	45,035	44,518	44,518	33,574	33,574

The restatement adjustments affecting the years ended December 31, 2002 and 2001, are adjustments for the additional revenue deferral associated with the advance sales of case refinement and the corresponding reduction in the provision for estimated losses on advanced sales of case refinement.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

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

As described in Note 1, the Company restated its financial statements for the years ended December 31, 2002 and 2001.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 7, 2003, except for Note 1 as to which the date is July 16, 2003

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002 Restated	2001 Restated
ASSETS
Current assets:
Cash and cash equivalents	$35,552	$50,550
Restricted cash	3,261	723
Marketable securities, short-term	2,693	12,494
Accounts receivable, net of allowance for doubtful accounts of $2,111 and $1,882 at December 31, 2002 and 2001, respectively	16,766	11,556
Inventories, net	1,533	1,549
Deferred costs	1,139	714
Prepaid expenses	2,352	3,029
Other current assets	2,536	968

Total current assets	65,832	81,583
Property and equipment, net	25,078	32,021
Marketable securities, long-term	—	2,627
Other assets	1,946	1,987

Total assets	$92,856	$118,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974	$4,376
Accrued liabilities	11,112	11,425
Deferred revenue	9,403	3,127
Current portion of equipment-based term loan	1,667	—
Current portion of capital lease obligations	516	483

Total current liabilities	24,672	19,411
Equipment-based term loan, net of current portion	3,333	—
Capital lease obligations, net of current portion	504	980

Total liabilities	28,509	20,391

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized: 5,000 shares at December 2002 and 2001; Issued and Outstanding: no shares at December 31, 2002 and 2001	—	—
Common stock, $0.0001 par value, Authorized: 200,000 shares at December 31, 2002 and 2001; Issued: 57,740 and 47,771 shares at December 31, 2002 and 2001, respectively; Outstanding: 57,700 and 47,771 shares at December 31, 2002 and 2001, respectively	6	5
Additional paid-in capital	364,691	355,055
Deferred stock-based compensation	(19,005)	(48,324)
Notes receivable from stockholders	(892)	(1,484)
Accumulated other comprehensive income	17	226
Accumulated deficit	(280,470)	(207,651)

Total stockholders’ equity	64,347	97,827

Total liabilities and stockholders’ equity	$92,856	$118,218

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002 Restated	2001 Restated	2000
Revenues:
Invisalign	$63,690	$43,379	$5,436
Ancillary products and other services	6,008	1,429	1,305

Total revenues	69,698	44,808	6,741

Cost of revenues:
Invisalign	37,089	45,039	19,031
Ancillary products and other services	7,902	1,791	1,220

Total cost of revenues	44,991	46,830	20,251

Gross profit (loss)	24,707	(2,022)	(13,510)
Operating expenses:
Sales and marketing	45,313	51,929	40,704
General and administrative	39,265	30,774	17,549
Research and development	13,064	15,644	9,352
Litigation settlement	—	400	—

Total operating expenses	97,642	98,747	67,605

Loss from operations	(72,935)	(100,769)	(81,115)
Interest income	979	4,261	2,306
Interest expense	(162)	(1,999)	(9,807)
Other expense	(701)	(532)	(132)

Net loss before provision for income taxes	(72,819)	(99,039)	(88,748)
Provision for income taxes	—	10	—

Net loss	(72,819)	(99,049)	(88,748)
Dividend related to beneficial conversion feature of preferred stock	—	(11,191)	(53,516)

Net loss available to common stockholders	$(72,819)	$(110,240)	$(142,264)

Net loss per share available to common stockholders, basic and diluted	$(1.52)	$(2.61)	$(25.64)

Shares used in computing net loss per share available to common stockholders, basic and diluted	47,878	42,247	5,548

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2002, 2001 and 2000

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income	Accumulated Deficit Restated	Total Restated
	Shares	Amount
Balances at December 31, 1999	5,664	$1	$2,219	$(1,780)	$—	$—	$(19,854)	$(19,414)
Net loss	—	—	—	—	—	—	(88,748)	(88,748)
Net change in unrealized gain from available-for-sale securities	—	—	—	—	—	73	—	73

Comprehensive loss								(88,675)

Issuance of common stock upon exercise of stock options	4,121	—	2,828	—	(1,814)	—	—	1,014
Repurchase of common stock	(143)	—	(48)	—	—	—	—	(48)
Deferred stock compensation, net of cancellations	—	—	91,752	(91,752)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	13,372	—	—	—	13,372
Charge for accelerated vesting of employee stock options	—	—	429	—	—	—	—	429
Beneficial conversion feature embedded in convertible subordinated notes	—	—	8,648	—	—	—	—	8,648
Beneficial conversion feature embedded in preferred stock sold	—	—	53,516	—	—	—	—	53,516
Deemed dividend on preferred stock	—	—	(53,516)	—	—	—	—	(53,516)

Balances at December 31, 2000	9,622	1	105,828	(80,160)	(1,814)	73	(108,602)	(84,674)
Net loss, as restated (Note 1)	—	—	—	—	—	—	(99,049)	(99,049)
Net change in unrealized gain from available-for-sale securities	—	—	—	—	—	153	—	153

Comprehensive loss, as restated								(98,896)

Issuance of common stock to preferred stockholders upon conversion	26,998	3	128,870	—	—	—	—	128,873
Sale of common stock upon the completion of initial public offering, net of issuance costs of $12,200	10,629	1	125,976	—	—	—	—	125,977
Issuance of common stock upon exercise of stock options	260	—	184	—	—	—	—	184
Issuance of common stock relating to employee stock purchase plan	39	—	245	—	—	—	—	245
Issuance of common stock upon the conversion and the exercise of warrants	529	—	1,818	—	—	—	—	1,818
Repurchase of common stock	(306)	—	(266)	—	213	—	—	(53)
Cancellations, net of deferred stock compensation	—	—	(9,627)	9,627	—	—	—	—
Charge for accelerated vesting of common stock options	—	—	224	—	—	—	—	224
Payments on stockholders notes receivable	—	—	—	—	287	—	—	287
Interest accrued on stockholders notes receivable	—	—	—	—	(170)	—	—	(170)
Amortization of deferred stock compensation	—	—	—	22,209	—	—	—	22,209
Beneficial conversion feature embedded in convertible subordinated notes	—	—	1,803	—	—	—	—	1,803
Beneficial conversion feature embedded in preferred stock sold	—	—	11,191	—	—	—	—	11,191
Deemed dividend on preferred stock	—	—	(11,191)	—	—	—	—	(11,191)

Balances at December 31, 2001, as restated	47,771	5	355,055	(48,324)	(1,484)	226	(207,651)	97,827

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income	Accumulated Deficit Restated	Total Restated
	Shares	Amount
Net loss, as restated (Note 1)	—	—	—	—	—	—	(72,819)	(72,819)
Net change in unrealized gain from available-for-sale securities	—	—	—	—	—	(209)	—	(209)

Comprehensive loss, as restated								(73,028)

Sale of common stock upon the completion of private stock offering, net of issuance costs of $54	9,579	1	18,145	—	—	—	—	18,146
Issuance of common stock relating to employee stock purchase plan	163	—	480	—	—	—	—	480
Issuance of common stock upon exercise of stock options	670	—	625	—	(3)	—	—	622
Repurchase of common stock contributed to the treasury	(40)	—	(170)	—	—	—	—	(170)
Repurchase of common stock	(443)	—	(410)	—	263	—	—	(147)
Payments on stockholder notes receivable	—	—	—	—	401	—	—	401
Interest accrued on stockholder notes receivable	—	—	—	—	(69)	—	—	(69)
Cancellations, net of deferred stock compensation	—	—	(13,289)	12,735	—	—	—	(554)
Amortization of deferred stock compensation	—	—	—	16,584	—	—	—	16,584
Charge for compensation expense on non-employee stock options	—	—	2,010	—	—	—	—	2,010
Charge for accelerated vesting of employee stock options	—	—	2,245	—	—	—	—	2,245

Balances at December 31, 2002, as restated	57,700	$6	$364,691	$(19,005)	$(892)	$17	$(280,470)	$64,347

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002 Restated	2001 Restated	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,819)	$(99,049)	$(88,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,051	7,592	2,513
Amortization of deferred stock-based compensation	16,030	22,209	13,372
Compensation expense for accelerated vesting of stock options	2,245	224	429
Stock-based compensation	2,010	—	—
Loss on retirement, disposal and impairment of fixed assets	2,052	35	98
Realized loss on marketable securities	—	—	10
Provision for doubtful accounts	229	1,388	461
Amortization of capitalized financing costs and debt discount	—	—	834
Non-cash interest income on notes receivable from stockholders	(69)	(170)	(23)
Non-cash interest expense on convertible subordinated notes	—	1,803	8,648
Non-cash accretion on marketable securities	98	(1,174)	—
Provision for excess and obsolete inventory	(86)	555	—
Changes in operating assets and liabilities:
Accounts receivable	(5,439)	(8,479)	(4,612)
Deferred costs	(425)	1,717	(2,431)
Inventories	102	(80)	(1,658)
Other current assets	(891)	(1,886)	(1,425)
Accounts payable	(2,450)	(450)	4,401
Accrued liabilities	(313)	(2,867)	7,100
Deferred revenue	6,276	777	2,231

Net cash used in operating activities	(40,399)	(77,855)	(58,800)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,112)	(19,175)	(13,571)
Restricted cash	(2,538)	15,263	(15,646)
Purchase of marketable securities	(1,972)	(72,219)	(19,645)
Maturities of marketable securities	14,093	54,412	1,250
Proceeds from sale of marketable securities	—	19,898	7,827
Other assets	41	(139)	(1,848)

Net cash provided by (used in) investing activities	1,512	(1,960)	(41,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19,248	138,606	1,037
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	83,085
Proceeds from payment on stockholders’ notes receivable	401	287	—
Repurchase of common stock	(317)	(53)	(48)
Proceeds from convertible subordinated notes	—	—	14,000
Payments for incurred IPO costs	—	(10,853)	(1,327)
Proceeds from draw down of line of credit	5,000	—	5,000
Repayment of line of credit	—	—	(5,000)
Payments on capital lease obligations	(443)	(450)	(318)

Net cash provided by financing activities	23,889	127,537	96,429

Net increase (decrease) in cash and cash equivalents	(14,998)	47,722	(4,004)
Cash and cash equivalents, beginning of year	50,550	2,828	6,832

Cash and cash equivalents, end of year	$35,552	$50,550	$2,828

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Throughout these notes to the consolidated financial statements all referenced amounts reflect the balances and amounts on a restated basis.

Note 1    Restatement of Previously Issued Financial Statements

During the quarter ended June 30, 2003, in conjunction with Align Technology, Inc.’s (the “Company”) adoption of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services, the Company re-evaluated its prior accounting treatment for case refinement revenues under the principles contained in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101) and related guidance. The Company determined that under SAB 101 the revenue amount deferred on advance sales of case refinement should be based on the stand-alone value of case refinement rather than the published discounted price for advance purchase. On July 24, 2003, the Company announced that, as a result of its review, it would restate its financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003.

From June 2001 until April 2003, the Company offered customers the option to purchase a one-time, non-refundable case refinement at the time of the initial treatment plan purchase at a discounted price of $50. Customers not electing to purchase the upfront case refinement (or requiring additional refinements i.e. in addition to the one purchased in advance) could subsequently purchase a case refinement at a price of $250 (stand-alone value). The Company deferred $50 of revenue and accrued the anticipated loss related to the cost of producing and delivering the related Aligners for discounted case refinements sold at the beginning of the treatment period. These deferred amounts were recognized when either the case refinement shipped or upon case expiration. Where the customer declined to purchase the $50 upfront case refinement but subsequently purchased the $250 stand-alone case refinement, the Company recognized the revenue associated with the $250 stand-alone case refinement fee upon shipment of the new Aligners.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present amounts from operations as previously reported and as restated:

	Year ended December 31,
	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Revenues:
Invisalign (1)	$69,387	$63,690	$44,955	$43,379
Ancillary products and other services	6,008	6,008	1,429	1,429

Total revenues (1)	75,395	69,698	46,384	44,808
Cost of revenues:
Invisalign (1)	38,088	37,089	45,040	45,039
Ancillary products and other services	7,902	7,902	1,791	1,791

Total cost of revenues (1)	45,990	44,991	46,831	46,830

Gross profit (loss) (2)	29,405	24,707	(447)	(2,022)
Operating expenses	97,642	97,642	98,747	98,747

Loss from operations (2)	$(68,237)	$(72,935)	$(99,194)	$(100,769)

Net loss (2)	$(68,121)	$(72,819)	$(97,474)	$(99,049)

Net loss available to common stockholders (2)	$(68,121)	$(72,819)	$(108,665)	$(110,240)

Net loss per share available to common stockholders, basic and diluted (2)	$(1.42)	$(1.52)	$(2.57)	$(2.61)

Shares used in computing net loss per share available to common stockholders, basic and diluted	47,878	47,878	42,247	42,247

(1)	Revenue and Cost of Revenue Adjustments:

The restatement of revenue from the additional deferral of case refinement revenue of $200 per discounted case refinement purchased, due to the re-evaluation of the fair value of case refinement, resulted in a decrease of revenue related to these advance sales. Revenue decreased $5,697,000 and $1,576,000 compared to the previously reported amounts for the year ended December 31, 2002 and 2001, respectively.

The restatement of revenue resulted in a corresponding adjustment to the cost of revenues due to the effect of the increased valuation of advance case refinement sales on the provision for estimated loss on sales i.e. no accrual for loss was required. Cost of revenues decreased by $ 999,000 and $1,000 compared to the amounts previously reported for the year ended December 31, 2002 and 2001, respectively.

(2)	Net Loss and Related Per Share Adjustments:

The adjustments in revenues and cost of revenue resulted in a net increase in net loss available to stockholders of $4,698,000 and $1,575,000 over the amounts previously reported for the year ended December 31, 2002 and 2001, respectively. Restated net loss per share increased $(0.10) and $(0.04) for the year ended December 31, 2002 and 2001, respectively.

(3)	Liabilities and Stockholders’ Equity Adjustments:

Deferred revenue increased $7,273,000 and $1,576,000 over the amounts previously reported as of December 31, 2002 and 2001, respectively, due to the deferral of additional case refinement revenue discussed above.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restated accrued loss decreased by $ 1,000,000 and $1,000 over previously reported amounts as of December 31, 2002 and 2001, respectively.

The restated increase in deferred revenue and related decrease in accrued loss resulted in a net increase in accumulated deficit of $6,273,000 and $1,575,000 over amounts previously reported as of December 31, 2002 and 2001, respectively.

Note 2    Organization

Formation and business of the Company

The Company was incorporated in April 1997 and is engaged in the development, manufacturing and marketing of Invisalign, used for treating malocclusion, or the misalignment of teeth. Invisalign uses a series of clear plastic “Aligners” to move the patients’ teeth in small increments from their original state to a final treated state. The Company exited the development stage in July 2000.

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

Note 3    Summary of Significant Accounting Policies

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between cost categories. The Company has historically expensed these costs in general and administrative expenses and other expense in the consolidated statements of operations. Current and future presentation of these expenses will be to allocate them to the functions utilizing the services.

Fair value of financial instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate the fair value. The carrying value of marketable securities approximates their fair value as determined by market quotes. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of its debt obligations approximates fair value.

Cash and cash equivalents

Cash equivalents are stated at cost, which approximates market value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in money market funds and commercial paper, accordingly, these investments are subject to minimal credit and market risks.

Restricted cash

The Company’s restricted cash as of December 31, 2002 is primarily comprised of $3,000,000, representing the minimum deposit requirement in connection with the Company’s revolving line of credit and equipment loan facility with Comerica Bank (see note 8). The Company’s restricted cash as of December 31, 2001 is primarily comprised of $723,000 for security deposits on customer credit card transactions and leases of administrative offices.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided no significant obligations remain, transfer of title has occurred, and collection of the receivables is deemed probable. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenues are earned, i.e. upon shipment of the Aligners. The Company offers its dental professionals an opportunity to purchase case refinement in advance at a discount. The advance purchase price is non-refundable once Aligners are shipped. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until the earlier of shipment of the case refinement or case expiration. In cases where the dental professional does not purchase the case refinements in advance, case refinement revenues are recognized when the new Aligners are shipped.

In May 2003, the Company updated its domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which the Company believes represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales will be at $125. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration.

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

During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure an Amendment of FASB Statement No. 123.” The Company accounts for stock-based employee compensation using the intrinsic value method under APB 25 and related interpretations and complies with the disclosure provisions of SFAS 123. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2002 Restated	2001 Restated	2000
	(in thousands, except per share amounts)
Net loss available to common stockholders, as reported	$(72,819)	$(110,240)	$(142,264)
Add: Total stock-based employee compensation expense included in reported net earnings	18,784	22,571	11,252
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(29,350)	(28,271)	(11,351)

Pro forma net loss available to common stockholders	$(83,385)	$(115,940)	$(142,363)

Basic and diluted net loss per common share available to common stockholders:
As reported	$(1.52)	$(2.61)	$(25.64)

Pro forma	$(1.74)	$(2.74)	$(25.66)

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

The value of options granted to employees is estimated on the date of grant using the minimum value method for shares issued prior to January 25, 2001, the date of the IPO, and using the Black-Scholes option valuation model subsequent to the IPO with the following weighted assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.03%	4.36%	5.17-6.71%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Volatility	119.8%	117%	N/A

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation of the numerator (net loss available to common stockholders) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data):

	Year Ended December 31,
	2002 Restated	2001 Restated	2000
Net loss available to common stockholders	$(72,819)	$(110,240)	$(142,264)
Basic and diluted:
Weight-average common shares outstanding	49,112	45,189	6,861
Less: Weighted-average shares subject to repurchase	1,234	2,942	1,313

Weighted-average shares used in basic and diluted net loss per share	47,878	42,247	5,548

Net loss per share available to common stockholders	$(1.52)	$(2.61)	$(25.64)

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company adopted EITF 00-21 in the second quarter of 2003. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 4    Short- and long-term marketable securities

The amortized cost and fair value of available-for-sale securities at December 31, 2002 are as follows (in thousands):

	Amortized Cost	Unrealized Gain	Fair Value	Maturity Date
Short-term marketable securities
Corporate notes	$2,676	$17	$2,693	March 2003

The amortized cost and fair value of available-for-sale securities at December 31, 2001 are as follows (in thousands):

	Amortized Cost	Unrealized Gain	Fair Value	Maturity Date
Short-term marketable securities
U.S. government agencies and asset-backed securities	$5,999	$68	$6,067	June 2002
Medium term notes	2,903	72	2,975	July 2002
Corporate notes	3,415	37	3,452	March-December 2002

	$12,317	$177	$12,494

Long-term marketable securities
Corporate notes	$2,578	$49	$2,627	March 2003

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5    Balance Sheet Components

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

Depreciation expense and amortization was $13,051,000, $7,592,000 and $2,513,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Accrued liabilities, as restated (see Note 1), consist of the following (in thousands):

	December 31,
	2002 Restated	2001 Restated
Accrued marketing expenses	$1,828	$1,830
Accrued payroll and benefits	4,231	3,621
Sales and franchise taxes	1,055	570
Other	3,998	5,404

	$11,112	$11,425

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6    Commitments and Contingencies

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

In January 2003, Ormco Corporation filed suit against the Company, in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. In February 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of its U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to the Company’s counterclaims on March 10, 2003 and asserted counterclaims against Align seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. The Company’s response to Ormco’s counterclaims is due in early April 2003. No trial or other dates have yet been set by the Court.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7    Restructuring and Land and Impairment

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8    Credit Facilities

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

Note 9    Stockholders Equity

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1997 Plan, the Executive Grants and the 2001 Plan are set forth below (in thousands, except per share data):

	Shares Available for Grant	Options Outstanding
		Shares	Weighted Average Exercise Price	Aggregate Price
Balances at December 31, 1999	1,422	1,285	$0.15	$193
Increase in pool	5,600	—	—	—
Options granted	(5,890)	5,890	0.86	5,044
Options exercised	—	(4,121)	0.69	(2,828)
Options cancelled	192	(192)	0.33	(64)

Balances at December 31, 2000	1,324	2,862	0.82	2,345
Increase in pool	10,000	—	—	—
Options granted	(3,423)	3,423	11.11	38,038
Options exercised	—	(260)	0.71	(184)
Stock repurchased	306	—	0.87	—
Options cancelled	536	(536)	1.88	(1,006)

Balances at December 31, 2001	8,743	5,489	7.14	39,193
Increase in pool	2,388	—	—	—
Options granted	(4,150)	4,150	4.22	17,513
Options exercised	—	(670)	0.93	(622)
Stock repurchased	443	—	0.96	—
Options cancelled	1,299	(1,299)	4.54	(5,902)

Balances at December 31, 2002	8,723	7,670	$6.54	$50,182

The options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows (in thousands, except per share data):

	Options Outstanding			Vested
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.01 – 1.50	1,375	7.4	$0.79	1,277	$0.78
1.51 – 3.00	980	9.5	2.28	79	2.13
3.01 – 4.50	954	9.3	4.05	292	4.26
4.51 – 6.00	2,014	9.1	5.09	190	5.29
6.01 – 7.50	161	8.3	6.61	69	6.61
7.51 – 9.00	109	6.8	8.21	53	8.15
9.01 – 10.50	72	8.4	9.93	43	9.89
12.01 – 13.50	5	8.1	13.06	2	13.06
$13.51 – 15.00	2,000	8.0	$15.00	958	$15.00

	7,670			2,964

The weighted average per share fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $3.50, $9.25 and, $16.878, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock based compensation has been recorded as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Cost of revenues	$3,399	$4,602	$2,939
Sales and marketing	3,002	3,920	2,357
General and administrative	10,663	9,763	5,774
Research and development	3,221	4,148	2,731

	$20,285	$22,433	$13,801

Note 10    Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	Year Ended December 31,
	2002	2001
Deferred tax assets (liabilities):
Start-up costs	$(129)	$(383)
Net operating loss carryforwards	74,290	59,220
Research and development credit	4,642	3,128
Deferred revenue	3,668	630
Other	2,511	545

Deferred tax assets	84,982	63,140
Less: Valuation allowance	(84,982)	(63,140)

Net deferred tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2002.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended December 31,
	2002	2001
Tax at federal statutory rate	(34.00)%	(34.00)%
State, net of federal benefit	(6.00)	(3.00)
Deferred taxes not recognized	20.00	30.00
Amortization of stock-based compensation	11.15	6.00
Other	8.85	1.00

	0.00%	0.00%

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, the Company had a net operating loss carryforward of approximately $180.3 million for federal purposes and $87.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2017 for federal purposes and 2005 for state purposes.

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

Note 11    Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Taxes paid	$231	$100	$1

Interest paid	$143	$150	$382

Non-cash investing and financing activities:
Note receivable for preferred stock	$—	$—	$75

(Repurchase) issuance of note receivable for common stock	$(260)	$(213)	$1,791

Fixed assets acquired under capital lease	$—	$13	$2,209

Fixed assets acquired with accounts payable or accrued liabilities	$48	$640	$5,257

Accrual for IPO costs	$—	$20	$557

(Conversion) issuance of warrants in conjunction with line of credit financings	$—	$(1,818)	$776

Deferred stock-based compensation	$13,289	$9,627	$91,752

Conversion of convertible subordinated notes into convertible preferred stock	$—	$128,873	$14,000

Note 12    Employee Benefit Plan

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13    Related Party Transactions

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

Within the 90 days prior to the filing of this Annual Report on Form 10-K/A (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)    Changes in internal controls.

Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

1.	Consolidated Financial Statements

The	following documents are filed as part of this Annual Report on Form 10-K/A:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K/A:

Schedule	II—Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SCHEDULE II:    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write-offs	Reclasses from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2000	$33	$461	$—	$—	$494
Year ended December 31, 2001	494	1,399	(24)	13	1,882
Year ended December 31, 2002	1,882	1,068	(821)	(18)	2,111
Allowance for deferred taxes:
Year ended December 31, 2000	7,269	25,254	—	—	32,523
Year ended December 31, 2001	32,523	30,617	—	—	63,140
Year ended December 31, 2002	63,140	21,842	—	—	84,982
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2000(1)	—	—	—	—	—
Year ended December 31, 2001	—	555	—	—	555
Year ended December 31, 2002	555	51	(107)	(30)	469

(1)	The Company did not have significant inventory during the year ended December 31, 2000 and accordingly, there is no related reserve.

3.    Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of registrant.

3.2*	Amended and Restated Bylaws of registrant.

4.1*	Form of Specimen Common Stock Certificate.

4.2(1)	Stock Purchase Agreement, dated November 26, 2002, by and between certain investors and registrant.

10.1*	Amended and Restated Investors’ Rights Agreement, among registrant and certain of its stockholders, dated September 16, 2000.

10.2	Reserved.

10.3	Reserved.

10.4*	Lease Agreement by and between James Lindsey and registrant, dated June 20, 2000, for office space located at 881 Martin Avenue, Santa Clara, CA.

10.5	Reserved.

10.6	Reserved.

10.7*	Shelter Services Agreement between registrant and ELAMEX, S.A. de C.V. dated February 16, 2000.

10.7.1(7)	Amendment dated June 3, 2002 to Shelter Services Agreement by ELAMEX, S.A. DE C.V. and registrant.

10.8	Reserved.

10.9	Reserved.

10.10	Reserved.

10.11	Reserved.

10.12	Reserved.

10.13*†	Registrant’s 2001 Stock Incentive Plan.

10.14*†	Registrant’s Employee Stock Purchase Plan.

10.15*	Form of Indemnification Agreement by and between registrant and its Board of Directors.

10.16^(2)	Exclusive Marketing Agreement, dated October 18, 2001, by and between Discus Dental Impressions, Inc. and registrant.

10.17	Reserved.

10.18(3)	Agreement to confirm consulting and board duties, dated February 26, 2002, between Kelsey Wirth and registrant.

10.19(3)	Transition, Consulting and Separation Agreement, dated March 27, 2002, between Muhammad Ziaulluh Chishti and registrant.

10.20†(3)	Employment Agreement dated March 27, 2002 between Thomas M. Prescott and registrant.

10.21(3)	Separation Agreement dated March 28, 2002 between Ike Udechuku and registrant.

10.22(4)	Employment Offer Letter dated July 10, 2002 for Roger E. George, Vice-President of Legal Affairs and General Counsel.

10.23(5)	Employment Offer Letter dated July 15, 2002 for David S. Thrower, Vice-President of Global Marketing.

10.24(6)	Employment Offer Letter dated August 22, 2002 for Eldon M. Bullington, Chief Financial Officer and Vice-President, Finance.

Exhibit Number	Description
10.25†(7)	Form of Employment Agreement entered into by and between registrant and each of Amir Abolfathi, Eldon M. Bullington, Jon Field, Roger E. George, Len M. Hedge and David S. Thrower.

10.26†(7)	Stock Option Agreement dated January 4, 2001 by and between Kelsey Wirth and registrant.

10.27†(7)	Stock Option Agreement dated January 4, 2001 by and between Zia Chishti and registrant.

10.28(7)	Lease Agreement dated August 30, 2001 by and between James S. Lindsey and registrant for office space located at 821 Martin Avenue, Santa Clara, CA.

10.29(7)	Amendment to Master Professional Services Agreement dated May 20, 2002 by and between Invisible IT Inc. and registrant.

10.30(7)	Settlement Agreement and Mutual Release dated February 6, 2003 by and among GW Com, Inc., now known as Byair, Inc., Intelecady, Inc., James S. Lindsey and registrant.

10.31(7)	Consulting Agreement dated June 17, 2002 by and between Peter Riepenhausen and registrant.

10.32†(7)	Settlement and General Release Agreement dated October 1, 2002 by and between Stephen Bonelli and registrant.

10.33(7)	Director Offer Letter dated March 6, 2003 for David E. Collins.

10.34(7)	Settlement Agreement dated November 27, 2002 by and between Phillippe Mollard and registrant.

10.35(7)	Loan and Security Agreement dated December 20, 2002 by and between Comerica Bank-California and registrant.

21.1*	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the corresponding exhibit to Registrant’s Form S-1, as amended, filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-49932).
†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
^	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such omitted confidential information has been designated by asterisks (*****) and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.
(1)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2002.
(2)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(3)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(4)	Incorporated by reference to Exhibit 10.18 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit 10.19 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(6)	Incorporated by reference to Exhibit 10.20 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(7)	Previously filed.

(b) Reports on Form 8-K

On November 21, 2002 Align filed a Report on Form 8-K with the Securities and Exchange Commission under Item 5—Other Events—in connection with the private placement it completed in November 2002, and filed the related Stock Purchase Agreement as an exhibit to this Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2003.

ALIGN TECHNOLOGY, INC.

By:	/s/ THOMAS M. PRESCOTT

Thomas M. Prescott President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. PRESCOTT Thomas M. Prescott	President and Chief Executive Officer (Principal Executive Officer)	August 13, 2003

/s/ ELDON M. BULLINGTON Eldon M. Bullington	Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	August 13, 2003

*/s/ KELSEY WIRTH Kelsey Wirth	Director	August 13, 2003

*/s/ BRIAN DOVEY Brian Dovey	Director	August 13, 2003

*/s/ JOSEPH LACOB Joseph Lacob	Director	August 13, 2003

*/s/ H. KENT BOWEN H. Kent Bowen	Director	August 13, 2003

/s/ DAVID E. COLLINS David E. Collins	Director	August 13, 2003

/s/ GREGORY J. SANTORA Gregory J. Santora	Director	August 13, 2003

*By: /s/ THOMAS M. PRESCOTT Attorney-In-Fact	President, Chief Executive Officer and Director	August 13, 2003

CERTIFICATIONS

I, Thomas M. Prescott, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Align Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: August 13, 2003

/s/ THOMAS M. PRESCOTT

Thomas M. Prescott President and Chief Executive Officer

I, Eldon M. Bullington, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Align Technology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: August 13, 2003

/s/ ELDON M. BULLINGTON

Eldon M. Bullington Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of registrant.

3.2*	Amended and Restated Bylaws of registrant.

4.1*	Form of Specimen Common Stock Certificate.

4.2(1)	Stock Purchase Agreement, dated November 26, 2002, by and between certain investors and registrant.

10.1*	Amended and Restated Investors’ Rights Agreement, among registrant and certain of its stockholders, dated September 16, 2000.

10.2	Reserved.

10.3	Reserved.

10.4*	Lease Agreement by and between James Lindsey and registrant, dated June 20, 2000, for office space located at 881 Martin Avenue, Santa Clara, CA.

10.5	Reserved.

10.6	Reserved.

10.7*	Shelter Services Agreement between registrant and ELAMEX, S.A. de C.V. dated February 16, 2000.

10.7.1(7)	Amendment dated June 3, 2002 to Shelter Services Agreement by ELAMEX, S.A. DE C.V. and registrant.

10.8	Reserved.

10.9	Reserved.

10.10	Reserved.

10.11	Reserved.

10.12	Reserved.

10.13*†	Registrant’s 2001 Stock Incentive Plan.

10.14*†	Registrant’s Employee Stock Purchase Plan.

10.15*	Form of Indemnification Agreement by and between registrant and its Board of Directors.

10.16^(2)	Exclusive Marketing Agreement, dated October 18, 2001, by and between Discus Dental Impressions, Inc. and registrant.

10.17	Reserved.

10.18(3)	Agreement to confirm consulting and board duties, dated February 26, 2002, between Kelsey Wirth and registrant.

10.19(3)	Transition, Consulting and Separation Agreement, dated March 27, 2002, between Muhammad Ziaulluh Chishti and registrant.

10.20†(3)	Employment Agreement dated March 27, 2002 between Thomas M. Prescott and registrant.

10.21(3)	Separation Agreement dated March 28, 2002 between Ike Udechuku and registrant.

10.22(4)	Employment Offer Letter dated July 10, 2002 for Roger E. George, Vice-President of Legal Affairs and General Counsel.

10.23(5)	Employment Offer Letter dated July 15, 2002 for David S. Thrower, Vice-President of Global Marketing.

10.24(6)	Employment Offer Letter dated August 22, 2002 for Eldon M. Bullington, Chief Financial Officer and Vice-President, Finance.

Exhibit Number	Description
10.25†(7)	Form of Employment Agreement entered into by and between registrant and each of Amir Abolfathi, Eldon M. Bullington, Jon Field, Roger E. George, Len M. Hedge and David S. Thrower.

10.26†(7)	Stock Option Agreement dated January 4, 2001 by and between Kelsey Wirth and registrant.

10.27†(7)	Stock Option Agreement dated January 4, 2001 by and between Zia Chishti and registrant.

10.28(7)	Lease Agreement dated August 30, 2001 by and between James S. Lindsey and registrant for office space located at 821 Martin Avenue, Santa Clara, CA.

10.29(7)	Amendment to Master Professional Services Agreement dated May 20, 2002 by and between Invisible IT Inc. and registrant.

10.30(7)	Settlement Agreement and Mutual Release dated February 6, 2003 by and among GW Com, Inc., now known as Byair, Inc., Intelecady, Inc., James S. Lindsey and registrant.

10.31(7)	Consulting Agreement dated June 17, 2002 by and between Peter Riepenhausen and registrant.

10.32†(7)	Settlement and General Release Agreement dated October 1, 2002 by and between Stephen Bonelli and registrant.

10.33(7)	Director Offer Letter dated March 6, 2003 for David E. Collins.

10.34(7)	Settlement Agreement dated November 27, 2002 by and between Phillippe Mollard and registrant.

10.35(7)	Loan and Security Agreement dated December 20, 2002 by and between Comerica Bank-California and registrant.

21.1*	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the corresponding exhibit to Registrant’s Form S-1, as amended, filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-49932).
†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
^	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such omitted confidential information has been designated by asterisks (*****) and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.
(1)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2002.
(2)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(3)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(4)	Incorporated by reference to Exhibit 10.18 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit 10.19 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(6)	Incorporated by reference to Exhibit 10.20 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(7)	Previously filed.