Form 10-Q/A
period 2003-03-31
ALIGN TECHNOLOGY INC
filed 2003-08-13
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

        THIS QUARTERLY REPORT ON FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 2 AND 4 OF PART 1 AND ITEMS 3 AND 6 OF PART II OF FORM 10-Q (EXCLUDING “RISK FACTORS”) SOLELY TO THE EXTENT NECESSARY (I) TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002, AS DESCRIBED IN NOTE 1 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (II) TO MAKE REVISIONS TO “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, AS WARRANTED BY THE RESTATEMENT, (III) TO INCLUDE THE CERTIFICATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002 AND (IV) TO UPDATE THE EXHIBITS AND REPORTS ON FORM 8-K IN ACCORDANCE WITH THE AMENDMENT. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q. ALL INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-Q/A IS AS OF MARCH 31, 2003 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THOSE REFLECTED IN THE RESTATEMENT.

Align Technology, Inc. (“Align”) has not amended its Annual Report on Form 10-K for the period ended December 31, 2001 or Quarterly Reports on Form 10-Q for the periods affected by the restatement during the years ended December 31, 2002 or 2001, therefore, the consolidated financial statements and related financial information contained therein should no longer be relied upon. The condensed consolidated balance sheet for the year ended December 31, 2002 and the condensed consolidated statement of operations and cash flows for the period ended March 31, 2002 are included as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A. See Align’s Annual Report on Form 10-K/A for the period ended December 31, 2002 for more information on the effects of the restatement on prior periods.

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2003 Restated	December 31, 2002 Restated
ASSETS
Current assets:
Cash and cash equivalents	$33,997	$35,552
Restricted cash	3,265	3,261
Marketable securities, short-term	—	2,693
Accounts receivable, net	17,078	16,766
Inventories, net	1,762	1,533
Deferred costs	1,031	1,139
Other current assets	6,650	4,888

Total current assets	63,783	65,832
Property and equipment, net	23,787	25,078
Other assets	2,093	1,946

Total assets	$89,663	$92,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,078	$1,974
Other accrued liabilities	12,313	11,112
Deferred revenue	11,541	9,403
Current portion of equipment-based term loan	1,667	1,667
Current portion of capital lease obligations	470	516

Total current liabilities	28,069	24,672
Equipment-based term loan, net of current portion	2,917	3,333
Capital lease obligations, net of current portion	425	504

Total liabilities	31,411	28,509

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock: $0.0001 par value; Authorized: 200,000; Issued: 57,871 and 57,740 at March 31, 2003 and December 31, 2002, respectively; Outstanding: 57,831 and 57,700 shares at March 31, 2003 and December 31, 2002, respectively	6	6
Additional paid-in capital	365,117	364,691
Deferred compensation	(14,938)	(19,005)
Notes receivable from stockholders	(792)	(892)
Accumulated other comprehensive income	—	17
Accumulated deficit	(291,141)	(280,470)

Total stockholders’ equity	58,252	64,347

Total liabilities and stockholders’ equity	$89,663	$92,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003 Restated	2002 Restated
Revenues	$22,960	$15,858
Cost of revenues	11,924	12,024

Gross profit	11,036	3,834

Operating expenses:
Sales and marketing	10,630	10,327
General and administrative	7,894	9,871
Research and development	2,985	3,346

Total operating expenses	21,509	23,544

Loss from operations	(10,473)	(19,710)
Interest and other income (expense), net	(198)	406

Net loss	$(10,671)	$(19,304)

Net loss per share, basic and diluted	$(0.19)	$(0.42)

Shares used in computing net loss per share, basic and diluted	57,189	46,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003 Restated	2002 Restated
Cash Flows from Operating Activities:
Net loss	$(10,671)	$(19,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,297	2,913
Amortization of deferred stock compensation	3,641	4,827
Compensation expense for accelerated vesting of stock options	370	118
Stock-based compensation expense	252	653
Loss on retirement, disposal and impairment of fixed assets	145	3
Allowance for doubtful accounts	(4)	(1)
Non-cash interest (income) expense on notes receivable from stockholders	(20)	6
Non-cash accretion on marketable securities	12	25
Changes in operating assets and liabilities:
Accounts receivable	(308)	(2,916)
Inventories	(229)	95
Deferred costs	108	167
Other current assets	(1,745)	(731)
Accounts payable	(434)	(1,900)
Other accrued liabilities	1,201	(148)
Deferred revenue	2,138	1,510

Net cash used in operating activities	(3,247)	(14,683)

Cash Flows from Investing Activities:
Purchase of property and equipment	(630)	(2,713)
Restricted cash	(4)	387
Maturities of marketable securities	2,669	2,100
Other assets	(147)	69

Net cash provided by (used in) investing activities	1,888	(157)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	225	556
Proceeds from payment on stockholders’ notes receivable	120	195
Repurchase of common stock	—	(175)
Payments on debt obligations	(541)	(117)

Net cash (used in) provided by financing activities	(196)	459

Net decrease in cash and cash equivalents	(1,555)	(14,381)
Cash and cash equivalents at beginning of period	35,552	50,550

Cash and cash equivalents at end of period	$33,997	$36,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Throughout these notes to the condensed consolidated financial statements all referenced amounts reflect the balances and amounts on a restated basis.

1. Restatement of Previously Issued Financial Statements

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

The following tables present amounts from operations as previously reported and as restated:

	Three Months Ended March 31,
	2003		2002
	(in thousands, except per share data)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$24,735	$22,960	$17,141	$15,858
Cost of revenues (1)	11,810	11,924	12,505	12,024

Gross profit	12,925	11,036	4,636	3,834
Operating expenses	21,509	21,509	23,544	23,544

Loss from operations	(8,584)	(10,473)	(18,908)	(19,710)
Interest and other income (expense), net	(198)	(198)	406	406

Net loss (2)	$(8,782)	$(10,671)	$(18,502)	$(19,304)

Net loss per share, basic and diluted (2)	$(0.15)	$(0.19)	$(0.40)	$(0.42)

Shares used in computing net loss per share, basic and diluted	57,189	57,189	46,152	46,152

(1) Revenue and Cost of Revenue Adjustments:

The restatement of revenue from the additional deferral of case refinement revenue of $200 per discounted case refinement purchased, due to the re-evaluation of the fair value of case refinement, resulted in a decrease of revenue related to these advance sales. Revenue decreased $1,775,000 and $1,283,000 compared to the previously reported amounts for the three months ended March 31, 2003 and 2002, respectively.

The restatement of revenue resulted in a corresponding adjustment to the cost of revenues due to the effect of the increased valuation of advance case refinement sales on the provision for estimated loss on sales i.e. no accrual for loss was required. Compared to amounts previously reported, the cost of revenues increased by $114,000 for the three months ended March 31, 2003 and decreased by $481,000 for the three months ended March 31, 2002

(2) Net Loss and Per Share Adjustments:

The adjustments in revenues and cost of revenue resulted in a net increase in net loss available to stockholders of $1,889,000 and $802,000 over the amounts previously reported for the three months ended March 31, 2003 and 2002, respectively. Restated net loss per share increased $(0.04) and $(0.02) for the three months ended March 31, 2003 and 2002, respectively.

(3) Liabilities and Stockholders’ Equity Adjustments

Deferred revenue increased $9,048,000 and $7,273,000 over the amounts previously reported as of March 31, 2003 and December 31, 2002, respectively, due to the deferral of additional case refinement revenue discussed above.

The restated accrued loss decreased by $886,000 and $1,000,000 over previously reported amounts as of March 31, 2003 and December 31, 2002, respectively.

The restated increase in deferred revenue and related decrease in accrued loss resulted in a net increase in accumulated deficit of $8,162,000 and $6,273,000 over amounts previously reported as of March 31, 2003 and December 31, 2002, respectively.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 13, 2003.

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

Service revenues earned under agreements with third parties for training of dental professionals and staff for Invisalign are recorded as the services are performed. Charges to third parties are based on negotiated rates, which are intended to approximate a mark-up on our anticipated costs.

The Company estimates and records a provision for amounts of estimated losses on sales, if any, in the period such sales occur.

Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.

3. Balance Sheet Components

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

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data):

	Three Months Ended March 31,
	2003 Restated	2002 Restated
Net loss	$(10,671)	$(19,304)

Basic and diluted:
Weighted-average common shares outstanding	57,766	47,946
Less: Weighted-average shares subject to repurchase	(577)	(1,794)

Weighted-average shares used in basic and diluted net loss per share	57,189	46,152

Net loss per share, basic and diluted	$(0.19)	$(0.42)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002
Options to purchase common stock	7,351	5,731
Common stock subject to repurchase	513	1,560

	7,864	7,291

5. Stock-based compensation

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2003 Restated	2002 Restated
Net loss, as reported	$(10,671)	$(19,304)
Add: Stock-based employee compensation expense included in reported net loss	3,898	4,954
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(5,874)	(7,680)

Pro forma net loss	$(12,647)	$(22,030)

Basic and diluted net loss per common share:
As reported	$(0.19)	$(0.42)

Pro forma	$(0.22)	$(0.48)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002
Risk free interest rate	3.03	3.03
Expected life	5 years	5 years
Expected volatility	119.8%	119.8%

6. Commitments and Contingencies

During the quarter ended June 30, 2003, as a result of the restatement of its financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003, the Company determined that for the quarter ended March 31, 2003 the Company was out of compliance with its loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. The Company obtained from its lender a waiver for the loan covenant requirements covering the quarter ended March 31, 2003, and an amendment to exclude from the quick ratio calculation the effect on current liabilities resulting from the restatement of revenues on a prospective basis. As a result of the waiver and amendment, the Company is in full compliance with its loan covenants for the quarter ended March 31, 2003.

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

7. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists entirely of the change in unrealized gains or losses on available-for-sale securities at December 31, 2002. There were no available-for-sale securities or unrealized gains or losses at March 31, 2003.

8. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company adopted EITF 00-21 in the second quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

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

This Quarterly Report on Form 10-Q/A is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Items 3 and 6 of Part II of Form 10-Q (excluding “Risk Factors”) solely to the extent necessary (i) to reflect the restatement of our condensed consolidated financial statements as of and for the periods ended March 31, 2003 and March 31, 2002 as described in Note 1 to the condensed consolidated financial statements, (ii) to make revisions to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as warranted by the restatement, (iii) to include the certifications required by the Sarbanes-Oxley Act of 2002 and (iv) to update the exhibits and reports on Form 8-K in accordance with the Amendment. We have made no further changes to the previously filed Form 10-Q. All information in this Quarterly Report on Form 10-Q/A is as of March 31, 2003 and does not reflect any subsequent information or events other than those reflected in the restatement.

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

During the quarter ended June 30, 2003, in conjunction with Align’s adoption of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services, Align re-evaluated its prior accounting treatment for case refinement revenues under the principles contained in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101) and related guidance. Align determined that under SAB 101 the revenue amount deferred on advance sales of case refinement should be based on the stand-alone value of case refinement rather than the published discounted price for advance purchase. On July 24, 2003, Align announced that, as a result of its review, it would restate its financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003.

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

Service revenues earned under agreements with third parties for training of dental professionals and staff for Invisalign are recorded as the services are performed. Charges to third parties are based on negotiated rates, which are intended to approximate a mark-up on our anticipated costs.

We estimate and record a provision for amounts of estimated losses on sales, if any, in the period such sales occur.

Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of March 31, 2003, we had an accumulated deficit of approximately $291.1 million, as restated.

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

Results of Operations, as Restated

Revenues. Revenues for the restated quarter ended March 31, 2003 increased 45% to $23.0 million compared to $15.9 million for the restated quarter ended March 31, 2002. Revenues derived from the sale of Invisalign were $21.7 million for the quarter ended March 31, 2003 compared to Invisalign revenues of $13.4 million for the quarter ended March 31, 2002. The increase in Invisalign revenues was primarily the result of an increase in the domestic orthodontic channel of $3.2 million, the domestic general practitioner channel of $3.6 million and the international channel of $1.5 million for the restated quarter ended March 31, 2003 over the restated quarter ended March 31, 2002. Growth in the domestic general practitioner channel resulted primarily from the expanded base of certified clinicians. Growth in the domestic orthodontic and international channels resulted primarily from increased utilization of Invisalign by the existing pool of certified clinicians. All channels benefited from Invisalign marketing promotion programs conducted during the fourth quarter of fiscal 2002 and into the first quarter ended March 31, 2003. The balance of our revenues represented sales of training and ancillary products of $1.3 million for the quarter ended March 31, 2003 and $2.5 million for the quarter ended March 31, 2002.

Cost of revenues. Cost of revenues for the restated quarter ended March 31, 2003 was $11.9 million compared to $12.0 million for the restated quarter ended March 31, 2002. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, under/over absorbed manufacturing capacity, training costs and the cost of facilities. Also included in cost of revenues are stock-based compensation expenses of $0.7 million and $1.0 million in the first quarters of 2003 and 2002, respectively. Restated gross margin for the quarter ended March 31, 2003 was $11.0 million or 48% of revenue, compared to a restated gross margin of $3.8 million or 24% of revenue for the quarter ended March 31, 2002. The higher gross margin in the first quarter of 2003 as compared to the first quarter of 2002 reflects the benefits of cost reduction initiatives in our manufacturing process and improved fixed cost absorption related to increasing volumes. We believe that gross margins for the remainder of fiscal 2003 will approximate or slightly improve as compared to gross margins for the quarter ended March 31, 2003.

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

General and administrative. General and administrative expenses for the quarter ended March 31, 2003 were $7.9 million compared to $9.9 million for the quarter ended March 31, 2002. General and administrative expenses include salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. Included in general and administrative expenses are stock-based compensation expenses of $2.2 million for the first quarter of 2003, which decreased from $2.9 million for the first quarter of 2002. The decrease in general and administrative expenses for the first quarter of 2003 over the first quarter of 2002 resulted primarily from decreases in salaries of $0.9 million and $1.3 million related to a reduction in the North American and international administrative work forces, respectively, partially offset by an increase of $0.4 million in outside consultant costs. Offsetting the decreases in general and administrative expenses quarter over quarter were $0.5 million of restructuring charges for the first quarter of 2003, representing the remainder of our indirect operational activities related to the transition of operations from the U.A.E. and Pakistan to Costa Rica. We do not expect to incur restructuring charges during the quarter ending June 30, 2003.

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

Liquidity and Capital Resources, as Restated

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of March 31, 2003, we had $34.0 million of cash and cash equivalents, restricted cash of $3.3 million and an accumulated deficit of $291.1 million, as restated.

Net cash used in operating activities, as restated, totaled $3.2 million and $14.7 million for the quarters ended March 31, 2003 and 2002, respectively. Net cash used by operating activities consisted primarily of operating losses and increases in other current assets and deferred revenue for the first quarter of 2003 and increases in accounts receivable, deferred revenue and payable balances for the first quarter of 2002.

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

During the quarter ended June 30, 2003, as a result of the restatement of our financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003, we determined that for the quarter ended March 31, 2003 we were out of compliance with our loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. We obtained from our lender a waiver for the loan covenant requirements covering the quarter ended March 31, 2003, and an amendment to exclude from the quick ratio calculation the effect on current liabilities resulting from our restatement of revenues on a prospective basis. As a result of the waiver and amendment, we are in full compliance with our loan covenants for the quarter ended March 31, 2003.

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

Legal contingencies

We are currently involved in certain legal proceedings as discussed in Note 6 to our condensed consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations and financial condition.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The Company adopted EITF 00-21 in the second quarter of 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

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

RISK FACTORS

The statements contained below and elsewhere in this report on Form 10-Q/A that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q/A, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of March 31, 2003, we had an accumulated deficit of approximately $291.1 million, as restated.

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

In fiscal 2002, market price of our common stock declined and was highly volatile. Although the market price for our common stock increased during the first quarter of fiscal 2003, the market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control, including:

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. The long-term debt at March 31, 2003 consists of outstanding principle balances on lease obligations and an equipment-based term loan of $0.9 million and $4.9 million, respectively.

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

Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q/A (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

During the quarter ended June 30, 2003, as a result of the restatement of our financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003, we determined that for the quarter ended March 31, 2003 we were out of compliance with our loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. We obtained from our lender a waiver for the loan covenant requirements covering the quarter ended March 31, 2003, and an amendment to exclude from the quick ratio calculation the effect on current liabilities resulting from our restatement of revenues on a prospective basis. As a result of the waiver and amendment, we are in full compliance with our loan covenants for the quarter ended March 31, 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 10.36*	Lease Agreement dated February 26, 2003 between KPMG FIDES (COSTA RICA) S.A., PARQUE GLOBAL S.A. and Align Technology, Inc.

Exhibit 99.1	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Previously filed.

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
ELDON M. BULLINGTON
Chief Financial Officer and Vice President of Finance

Date: August 13, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Prescott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Align Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 13, 2003

/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

I, Eldon M. Bullington, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Align Technology, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 13, 2003

/s/ ELDON M. BULLINGTON
Eldon M. Bullington
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.36*	Lease Agreement dated February 26, 2003 between KPMG FIDES (COSTA RICA) S.A., PARQUE GLOBAL S.A. and Align Technology, Inc.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.