Form 10-Q
period 2003-06-30
ALIGN TECHNOLOGY INC
filed 2003-08-13
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 31, 2003 was 58,344,413.

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$31,715	$35,552
Restricted cash	3,274	3,261
Marketable securities, short-term	3,392	2,693
Accounts receivable, net	18,573	16,766
Inventories, net	1,661	1,533
Deferred costs	1,043	1,139
Prepaid expenses and other current assets	6,106	4,888

Total current assets	65,764	65,832
Property and equipment, net	23,732	25,078
Other assets	2,299	1,946

Total assets	$91,795	$92,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,872	$1,974
Other accrued liabilities	16,058	11,112
Deferred revenue	13,166	9,403
Current portion of equipment-based term loan	1,667	1,667
Current portion of capital lease obligations	422	516

Total current liabilities	33,185	24,672
Equipment-based term loan, net of current portion	2,500	3,333
Capital lease obligations, net of current portion	346	504

Total liabilities	36,031	28,509

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock: $0.0001 par value; Authorized: 200,000; Issued: 58,091 and 57,740 at June 30, 2003 and December 31, 2002, respectively; Outstanding: 58,051 and 57,700 shares at June 30, 2003 and December 31, 2002, respectively	6	6
Additional paid-in capital	366,526	364,691
Deferred compensation	(11,514)	(19,005)
Notes receivable from stockholders	(354)	(892)
Accumulated other comprehensive income	—	17
Accumulated deficit	(298,900)	(280,470)

Total stockholders’ equity	55,764	64,347

Total liabilities and stockholders’ equity	$91,795	$92,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 Restated	2003	2002 Restated
Revenues	$29,225	$15,714	$52,185	$31,572
Cost of revenues	13,269	10,730	25,193	22,754

Gross profit	15,956	4,984	26,992	8,818

Operating expenses:
Sales and marketing	11,416	11,994	22,046	22,321
General and administrative	9,014	9,957	16,908	19,828
Research and development	3,712	3,275	6,697	6,621

Total operating expenses	24,142	25,226	45,651	48,770

Loss from operations	(8,186)	(20,242)	(18,659)	(39,952)
Interest and other income (expense), net	427	(71)	229	335

Net loss	$(7,759)	$(20,313)	$(18,430)	$(39,617)

Net loss per share, basic and diluted	$(0.13)	$(0.44)	$(0.32)	$(0.86)

Shares used in computing net loss per share, basic and diluted	57,489	46,576	57,339	46,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002 Restated
Cash Flows from Operating Activities:
Net loss	$(18,430)	$(39,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,633	6,034
Amortization of deferred stock compensation	7,162	8,652
Compensation expense for accelerated vesting of stock options	820	1,298
Stock-based compensation expense	629	1,498
Loss on retirement and disposal of fixed assets	145	3
(Benefit) provision for doubtful accounts	(61)	712
Non-cash interest income on notes receivable from stockholders	(35)	(19)
Non-cash accretion on marketable securities	7	33
Changes in operating assets and liabilities:
Accounts receivable	(1,746)	(5,094)
Inventories	(128)	(55)
Deferred costs	96	211
Other current assets	(1,201)	(1,745)
Accounts payable	(40)	(742)
Other accrued liabilities	4,946	(1,216)
Deferred revenue	3,763	3,650

Net cash provided by (used in) operating activities	560	(26,397)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,511)	(4,427)
Restricted cash	(13)	385
Purchases of marketable securities	(3,392)	(1,530)
Maturities of marketable securities	2,669	8,100
Other assets	(353)	(16)

Net cash (used in) provided by investing activities	(4,600)	2,512

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	720	691
Proceeds from payment on stockholders’ notes receivable	573	225
Repurchase of common stock	(5)	(275)
Payments on debt obligations	(1,085)	(190)

Net cash provided by financing activities	203	451

Net decrease in cash and cash equivalents	(3,837)	(23,434)
Cash and cash equivalents at beginning of period	35,552	50,550

Cash and cash equivalents at end of period	$31,715	$27,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, its results of operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The December 31, 2002 balance sheet has been restated and has been derived from the audited balance sheet included on Form 10-K/A. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2002 included in the Company’s amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 13, 2003.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Throughout these notes to the restated financial statements all referenced amounts reflect the balances and amounts on a restated basis

Restatement of Previously Issued Financial Statements

During the quarter ended June 30, 2003, in conjunction with Align Technology, Inc.’s (“Align”) adoption of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services, the Company re-evaluated its prior accounting treatment for case refinement revenues under the principles contained in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB 101) and related guidance. The Company determined that under SAB 101 the revenue amount deferred on advance sales of case refinement should be based on the stand-alone value of case refinement rather than the published discounted price for advance purchase. On July 24, 2003, the Company announced that, as a result of its review, it would restate its financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003.

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

The following tables present amounts from operations as previously reported and as restated:

	Three Months Ended, June 30, 2002		Six Months Ended, June 30 2002
	(in thousands, except per share data)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues (1)	$17,255	$15,714	$34,396	$31,572
Cost of revenues (1)	10,774	10,730	23,279	22,754

Gross profit	6,481	4,984	11,117	8,818
Operating expenses	25,226	25,226	48,770	48,770

Loss from operations	(18,745)	(20,242)	(37,653)	(39,952)
Interest and other income (expense), net	(71)	(71)	335	335

Net loss (2)	$(18,816)	$(20,313)	$(37,318)	$(39,617)

Net loss per share, basic and diluted (2)	$(0.40)	$(0.44)	$(0.81)	$(0.86)

Shares used in computing net loss per share, basic and diluted	46,576	46,576	46,322	46,322

(1) Revenue and Cost of Revenue Adjustments:

The restatement of revenue from the additional deferral of case refinement revenue of $200 per discounted case refinement purchased, due to the re-evaluation of the fair value of case refinement, resulted in a decrease of revenue related to these advance sales. Revenue decreased $1,541,000 and $2,824,000 compared to the previously reported amounts for the three and six months ended June 30, 2002, respectively.

The restatement of revenue resulted in a corresponding adjustment to the cost of revenues due to the effect of the increased valuation of advance case refinement sales on the provision for estimated loss on sales i.e. no accrual for loss was required. Compared to amounts previously reported, the cost of revenues decreased by $44,000 and $525,000 for the three and six months ended June 30, 2002, respectively.

(2) Net Loss and Per Share Adjustments:

The adjustments in revenues and cost of revenue resulted in a net increase in net loss available to stockholders of $1,497,000 and $2,299,000 over the amounts previously reported for the three and six months ended June 30 2002, respectively. Restated net loss per share increased $(0.04) and $(0.05) for the three and six months ended June 30, 2002, respectively.

(3) Liabilities and Stockholders’ Equity Adjustments

Deferred revenue increased $4,400,000 and $7,273,000 over the amounts previously reported as of June 30, 2002 and December 31, 2002, respectively, due to the deferral of additional case refinement revenue discussed above.

The restated accrued loss decreased by $526,000 and $1,000,000 over previously reported amounts as of June 30, 2002 and December 31, 2002, respectively.

The restated increase in deferred revenue and related decrease in accrued loss resulted in a net increase in accumulated deficit of $3,874,000 and $6,273,000 over amounts previously reported as of June 30, 2002 and December 31, 2002, respectively.

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests excess cash primarily in commercial paper. The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of the Company’s accounts receivable at June 30, 2003 or at December 31, 2002, or net revenues for the three and six months ended June 30, 2003 or 2002.

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

Revenue Recognition

Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided that no significant obligations remain, transfer of title has occurred and collection of the receivable is deemed probable. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenues are earned, i.e. upon shipment of the Aligners. In cases where the dental professional elects to finish the treatment plan using Invisalign, the dental professional orders case refinement. The Company’s pricing policy for case refinement changed in May 2003.

From June 2001 through April 2003, the Company offered its dental professionals the opportunity to purchase case refinement in advance at a discount. The advance purchase price was non-refundable once Aligners are shipped. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until the earlier of shipment of the case refinement or case expiration. In cases where the dental professional did not purchase case refinements in advance, case refinement revenues are recognized when the new Aligners are shipped.

In May 2003, the Company updated its domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which the Company believes represents its fair value based on competitive product offerings. Revenue deferrals associated with case refinement sales after May 1, 2003 is $125. This revenue deferral represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration.

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

2. Balance Sheet Components

Inventories comprise (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$805	$931
Work in process	351	285
Finished goods	505	317

	$1,661	$1,533

Prepaid and other current assets comprise (in thousands):

	June 30, 2003	December 31, 2002
Prepaid expenses	$3,858	$2,352
Other	2,248	2,536

	$6,106	$4,888

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

The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 Restated	2003	2002 Restated
Net loss	$(7,759)	$(20,313)	$(18,430)	$(39,617)

Basic and diluted:
Weighted-average common shares outstanding	57,936	47,891	57,851	47,876
Less: Weighted-average shares subject to repurchase	(447)	(1,315)	(512)	(1,554)

Weighted-average shares used in basic and diluted net loss per share	57,489	46,576	57,339	46,322

Net loss per share, basic and diluted	$(0.13)	$(0.44)	$(0.32)	$(0.86)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):

	June 30,
	2003	2002
Options to purchase common stock	8,707	7,646
Common stock subject to repurchase	410	1,151

	9,117	8,797

4. Stock-based compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure requirements of SFAS 148. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 Restated	2003	2002 Restated
Net loss, as reported	$(7,759)	$(20,313)	$(18,430)	$(39,617)
Add: Stock-based employee compensation expense included in reported net loss	3,787	5,331	7,685	10,285
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(6,140)	(7,823)	(12,014)	(15,621)

Pro forma net loss	$(10,112)	$(22,805)	$(22,759)	$(44,953)

Basic and diluted net loss per common share:
As reported	$(0.13)	$(0.44)	$(0.32)	$(0.86)

Pro forma	$(0.18)	$(0.49)	$(0.40)	$(0.97)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	Three and Six Months Ended June 30,
	2003	2002
Risk free interest rate	2.96%	3.03
Expected life	5 years	5 years
Expected volatility	110%	119.8%

5. Commitments and Contingencies

During the quarter ended June 30, 2003, as a result of the restatement of our financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003, we determined that for the quarters ended June 30, 2003 and March 31, 2003 we were out of compliance with our loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. We obtained from our lender a waiver for the loan covenant requirements covering the quarters ended June 30, 2003 and March 31, 2003, and an amendment to exclude from the quick ratio calculation the effect on current liabilities resulting from our restatement of revenues on a prospective basis. As a result of the waiver and amendment, we are in full compliance with our loan covenants for the quarters ended June 30, 2003 and March 31, 2003.

Long-term Obligations

As of June 30, 2003, future minimum long-term obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$2,007	$4,234	$2,907	$1,290	$746	$600	$11,784
Capital lease obligations	290	348	187	—	—	—	825
Equipment-based term loan	834	1,667	1,666	—	—	—	4,167

Total	$3,131	$6,249	$4,760	$1,290	$746	$600	$16,776

Product Warranty

The following table reflects the change in the Company’s warranty accrual during the six months ended June 30, 2003 (in thousands):

Warranty accrual, December 31, 2002	$514
Charged to cost and expenses	624
Actual warranty expenses	(676)

Warranty accrual, June 30, 2003	$462

Legal Proceedings

On January 6, 2003, Ormco Corporation filed suit against the Company in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of its U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to the Company’s counterclaims on March 10, 2003 and asserted counterclaims against the Company seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. The Company responded to Ormco’s counterclaims on April 2, 2003. At a Scheduling Conference held on June 30, 2003, the Court set a January 2, 2004, discovery cutoff and a May 2004 trial date. The Court also granted leave for the Company to amend its counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a defendant in regard to the Company’s claim of infringement of U.S. Patent No. 6,398,548. The Company filed its amended answer and counterclaim on July 7, 2003.

On June 11, 2003, Ormco’s wholly-owned subsidiary, AOA, filed a declaratory judgment action against the Company in the Eastern District of Wisconsin, seeking a determination that U.S. Patent No. 6,398,548 (the same patent the Company is asserting against Ormco and AOA in the Central District of California) is invalid and/or not infringed. On July 9, 2003, the Company answered the Wisconsin complaint and counterclaimed for infringement of U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. The Company has also filed a motion to dismiss that action or to stay it pending the resolution of the action in the Central District of California.

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

On April 9, 2002, the Company exercised its right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. (the “Marketing Agreement”) pursuant to the express terms of the Marketing Agreement and the Company issued a press release reporting this termination. On or about May 14, 2002, the Company received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages in excess of $30 million, including commissions and bonus payments it claims it would have received under the Marketing Agreement as well as other expenses, attorneys’ fees and injunctive relief to prevent the Company from selling Invisalign to dentists in the U.S. and Canada. Prior to terminating the Marketing Agreement, the Company conducted a thorough review of the Marketing Agreement and each party’s performance thereunder. Based upon a review of the factual and legal issues, the Company denies all claims made by Discus Dental in its demand and contends that such claims are entirely without merit. In addition, on or about June 13, 2002 the Company submitted a counter-claim against Discus Dental in the arbitration seeking damages of approximately $40 million arising out of our claims for misrepresentation, breach of confidentiality provisions and unfair competition, among others. The three arbitrators have been selected, and the parties have exchanged and reviewed documents in response to document demands. On June

18, 2003, the Company and Discus submitted pre-arbitration motions to the arbitration panel. Discus’ motion requests dismissal of two of the five counter-claims brought against Discus by the Company, while the Company’s motions request dismissal of all of Discus’ claims or, in the alternative, a determination that Discus is contractually barred from recovering the consequential damages, including lost future profits, that constitute the vast majority of its claimed damages of $46.5 million. The panel has not yet ruled on the motions. The matter is currently set for arbitration on August 18, 2003.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists entirely of unrealized gains and losses on available-for-sale securities at December 31, 2002. There were no unrealized gains or losses at June 30, 2003.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning second quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.

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

Throughout the following analysis, all referenced amounts reflect the balances and amounts on a restated basis.

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

Two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck™ and are used to manufacture Aligner molds. A third party manufacturer in Mexico fabricates Aligners and ships the completed products to our customers.

Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided that no significant obligations remain, transfer of title has occurred and collection of the receivable is deemed probable. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenues are earned, i.e. upon shipment of the Aligners. In cases where the dental professional elects to finish the treatment plan using Invisalign, the dental professional orders case refinement. Our pricing policy for case refinement changed in May 2003.

From June 2001 through April 2003, we offered our dental professionals the opportunity to purchase case refinement in advance at a discount. The advance purchase price was non-refundable. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until the earlier of shipment of the case refinement or case expiration. In cases where the dental professional did not purchase case refinements in advance, case refinement revenues are recognized when the new Aligners are shipped.

In May 2003, we updated our domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales is $125. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration.

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

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of June 30, 2003, we had an accumulated deficit of approximately $298.9 million.

We expect to expend significant capital to continue to build our national brand, expand our dental professional channel, automate our manufacturing processes and develop both product and process technology. In November 2002, we completed a private placement of common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we secured an accounts receivable-based revolving line of credit of up to $10 million and an equipment-based term loan of $5.0 million, which was fully drawn down in December 2002. As of June 30, 2003, we had not utilized the accounts receivable-based revolving line of credit. Accessing the accounts receivable-based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. However, there can be no assurance that such financing will be adequate for us to avoid reducing operating expenses by, among other things, reducing planned capital expenditures relating to enhancing our manufacturing process and reducing worldwide staff.

Results of Operations

As discussed in Note 1 to the financial statements, we have restated our results for the three and six-month periods ended June 30, 2002. All of the following analyses apply the basis of the restated amounts.

Revenues. Revenues for the quarter ended June 30, 2003 increased 86% to $29.2 million compared to $15.7 million for the quarter ended June 30, 2002. Revenues for the six-month period ended June 30, 2003 increased 65% to $52.2 million compared to $31.6 million for the six-month period ended June 30, 2002. Revenues derived from the sale of Invisalign were $27.3 million for the quarter ended June 30, 2003 compared to Invisalign revenues of $14.8 million for the quarter ended June 30, 2002. The increase in Invisalign revenues was primarily the result of an increase in the domestic orthodontic channel of $6.5 million, the domestic general practitioner channel of $4.2 million and the international channel of $1.8 million for the quarter ended June 30, 2003 over the quarter ended June 30, 2002. Revenues derived from the sale of Invisalign were $48.9 million for the six-month period ended June 30, 2003 compared to Invisalign revenues of $28.1 million for the six-month period ended June 30, 2002. The increase in Invisalign revenues for the six-month period ended June 30, 2003 over the six-month period ended June 30, 2002 was primarily the result of an increase in the domestic orthodontic channel of $9.6 million, the domestic general practitioner channel of $7.9 million and the international channel of $3.3 million. For the quarter and six-month periods ended June 30, 2003, growth in the domestic orthodontic and general practitioner channels resulted primarily from an increase in participating clinicians. All channels benefited from Invisalign marketing promotion programs conducted during the six-month period ended June 30, 2003. The balance of our revenues represented sales of training and ancillary products of $1.9 million for the quarter ended June 30, 2003 and $0.9 million for the quarter ended June 30, 2002. Sales of training and ancillary products were $3.3 million and $3.5 million for the six-month periods ended June 30, 2003 and 2002, respectively.

Cost of revenues. Cost of revenues for the quarter ended June 30, 2003 was $13.3 million compared to $10.7 million for the quarter ended June 30, 2002. Cost of revenues for the six-month period ended June 30, 2003 was $25.2 million compared to $22.8 million for the six-month period ended June 30, 2002. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, under/over absorbed manufacturing capacity, training costs and the cost of facilities. Also included in cost of revenues are stock-based compensation expenses of $0.7 million and $0.9 million in the second quarters of 2003 and 2002, respectively. Included in cost of revenues are stock-based compensation expenses of $1.4 million and $1.9 million for the six-month periods ended June 30, 2003 and 2002, respectively. Cost of revenues for the quarter and six-month periods ended June 30, 2003 also included approximately a $0.4 million charge for use tax on production materials resulting from a state tax audit. Gross profit for the quarter ended June 30, 2003 was $15.9 million or 55% of revenue, compared to a gross profit of $4.9 million or 32% of revenue for the quarter ended June 30, 2002. Gross profit for the six-month period ended June 30, 2003 was $27.0 million or 52% of revenue, compared to a gross profit of $8.8 million or 28% of revenue for the six-month period ended June 30, 2002. The higher gross profit in the quarter and six-month periods ended June 30, 2003 as compared to the same periods of fiscal 2002 reflects the benefits of cost reduction initiatives in our manufacturing process and improved fixed cost absorption related to increasing volumes. We believe that gross profit for the remainder of fiscal 2003 will approximate or improve as compared to gross profit for the six-month period ended June 30, 2003.

Sales and marketing. Sales and marketing expenses for the quarter ended June 30, 2003 were $11.4 million compared to $12.0 million for the quarter ended June 30, 2002. Sales and marketing expenses for the six-month period ended June 30, 2003 were $22.0 million compared to $22.3 million for the six-month period ended June 30, 2002. Sales and marketing expenses include sales force compensation, together with expenses for professional marketing programs, conducting workshops and market surveys, advertising and attending dental professional trade shows. Included in sales and marketing expenses are stock-based compensation expenses of $0.6 million and $0.7 million in the second quarters of 2003 and 2002, respectively. Included in sales and marketing expenses for the six-month periods ended June 30, 2003 and 2002 are stock-based compensation expenses of $1.2 million and $1.5 million, respectively. The decrease in sales and marketing expenses for the second quarter of 2003 as compared to the second quarter of 2002 resulted primarily from a decrease in spending of $2.4 million related to a reduction in our international sales and marketing force. This decrease in sales and marketing spending was partially offset by an increase in spending of $0.7 million related to incremental headcount in our North American sales force and $1.1 million in incremental media and advertisement costs in the U.S. The decrease in sales and marketing expenses for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002 resulted primarily from a decrease in spending of $4.5 million related to a reduction in our international sales and marketing force. This decrease in sales and marketing spending was offset by an increase in spending of $1.9 million related to incremental headcount in our North American sales force and $2.3 million in incremental media and advertisement costs in the U.S.

General and administrative. General and administrative expenses for the quarter ended June 30, 2003 were $9.0 million compared to $10.0 million for the quarter ended June 30, 2002. General and administrative expenses for the six-month period ended June 30, 2003 were $16.9 million compared to $19.8 million for the six-month period ended June 30, 2002. General and administrative expenses include salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. Included in general and administrative expenses are stock-based compensation expenses of $1.9 million for the second quarter of 2003, which decreased from $3.5 million for the second quarter of 2002. The decrease in general and administrative expenses for the quarter ended June 30, 2003 over the quarter ended June 30, 2002 resulted primarily from decreases in stock based compensation of $1.6 million and salaries of $0.8 million related to a reduction in the North American administrative work force. Partially offsetting the decreases in spending was a $1.4 million charge to sales tax. Included in general and administrative expenses for the six-month periods ended June 30, 2003 and 2002 are stock-based compensation expenses of $4.1 million and $6.4 million, respectively. The decrease in general and administrative expenses for the six-month period ended June 30, 2003 over the six-month period ended June 30, 2002 resulted primarily from decreases in stock-based compensation of $2.3 million, and salaries of $1.7 million and $1.1 million related to reductions in the North American and international administrative work forces, respectively. Partially offsetting the decreases in spending were an increase of $0.8 million in outside consultant costs and the previously mentioned sales tax charge of $1.4 million. The sales tax charge of $1.4 million was in connection with sales tax for which Align decided not to pursue collection from its customers.

Research and development. Research and development expenses for the quarter ended June 30, 2003 were $3.7 million and $3.3 million for the quarter ended June 30, 2002. Research and development expenses for the six-month periods ended June 30, 2003 and 2002 were $6.7 million compared to $6.6 million, respectively. Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and the conducting of both clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses included $1.2 million of stock-based compensation for the second quarter of 2003, which increased from $0.8 million of stock-based compensation expense for the second quarter of 2002. Research and development expenses included $1.9 million and $1.7 million of stock-based compensation for the six-month periods ended June 30, 2003 and 2002, respectively.

Interest and other income (expense), net. Interest and other income (expense) was $0.4 million for the quarter ended June 30, 2003 compared to ($0.1) million for the quarter ended June 30, 2002. Interest and other income was $0.2 million for the six-month period ended June 30, 2003 and $0.3 million for the six-month period ended June 30, 2002. Foreign currency translation gain increased $0.3 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Interest income decreased for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 by $0.4 million. Decreases in interest income during the quarter and six-month periods ended June 30, 2003 were primarily due to lower interest rates paid on cash, cash equivalent and marketable securities balances as compared to the six-month period ended June 30, 2002.

Stock-based compensation. In connection with the grant of stock options to employees and non-employees prior to 2001, we recorded deferred stock-based compensation as a component of stockholders’ equity. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options become exercisable, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. For the quarters ended June 30, 2003 and 2002, we recorded amortization of deferred compensation of $3.6 million and $3.8 million, respectively. Additionally, we recorded expenses of $0.3 and $0.8 million for the quarters ended June 30, 2003 and 2002, respectively, related to options granted to non-employees. For the six-month periods ended June 30, 2003 and 2002, we recorded amortization of deferred compensation of $7.2 million and $8.7 million, respectively. Additionally, we recorded expenses of $0.6 and $1.5 million for the six-month periods ended June 30, 2003 and 2002, respectively, related to options granted to non-employees.

We have accelerated the vesting of options to several employees in connection with severance packages. This acceleration was accounted for as a charge to the consolidated statements of operations. We recorded charges of $0.4 million and $1.2 million for the quarters ended June 30, 2003 and 2002, respectively. We recorded charges of $0.8 million and $1.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. Each respective charge is equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, equipment leases and bridge loans. As of June 30, 2003, we had $31.7 million of cash and cash equivalents, restricted cash of $3.3 million and short-term marketable securities of $3.4 million. We had an accumulated deficit of $298.9 million as of June 30, 2003.

Net cash provided by (used in) operating activities totaled $0.6 million and ($26.4) million for the six-month periods ended June 30, 2003 and 2002, respectively. Net cash provided by operating activities for the six-month period ended June 30, 2003 consisted primarily of increases in accrued liabilities, partially offset by operating losses for the six-month period ended June 30, 2003. Net cash used in operating activities for the six-month period ended June 30, 2002 resulted primarily from operating losses.

Net cash used in investing activities totaled $4.6 million for the six-month period ended June 30, 2003 and net cash provided by investing activities totaled $2.5 million for the six-month period ended June 30, 2002. For the six-month period ended June 30, 2003, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion and operating activities. For the six-month period ended June 30, 2002, net cash provided by investing activities resulted primarily from the maturities of marketable securities, partially offset by the purchases of property and equipment.

Net cash provided by financing activities was $0.2 million and $0.5 million for the six-month periods ended June 30, 2003 and 2002, respectively. For the six-month period ended June 30, 2003, net cash provided by financing activities consisted of proceeds from the issuance of common stock, partially offset by payments on capital leases and financing loans. For the six-month period ended June 30, 2002, net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock, partially offset by payments on capital leases.

During the quarter ended June 30, 2003, as a result of the restatement of our financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003, we determined that for the quarters ended June 30, 2003 and March 31, 2003 we were out of compliance with our loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. We obtained from our lender a waiver for the loan covenant requirements covering the quarters ended June 30, 2003 and March 31, 2003, and an amendment to exclude from the quick ratio calculation the effect on current liabilities resulting from our restatement of revenues on a prospective basis. As a result of the waiver and amendment, we are in full compliance with our loan covenants for the quarters ended June 30, 2003 and March 31, 2003.

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

Long-term Obligations

As of June 30, 2003, future minimum long-term obligations are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$2,007	$4,234	$2,907	$1,290	$746	$600	$11,784
Capital lease obligations	290	348	187	—	—	—	825
Equipment-based term loan	834	1,667	1,666	—	—	—	4,167

Total	$3,131	$6,249	$4,760	$1,290	$746	$600	$16,776

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

Revenue Recognition

Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided that no significant obligations remain, transfer of title has occurred and collection of the receivable is deemed probable. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are deferred and recognized as related revenues are earned, i.e. upon shipment of the Aligners. In cases where the dental professional elects to finish the treatment plan using Invisalign, the dental professional orders case refinement. Our pricing policy for case refinement changed in May 2003.

From June 2001 through April 2003, we offered our dental professionals the opportunity to purchase case refinement in advance at a discount. The advance purchase price was non-refundable. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until the earlier of shipment of the case refinement or case expiration. In cases where the dental professional did not purchase case refinements in advance, case refinement revenues are recognized when the new Aligners are shipped.

In May 2003, we updated our domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales is $125. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” Align adopted EITF 00-21 in the second quarter of 2003. The adoption of EITF 00-21 did not have a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Align does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Align does not expect the adoption of FAS 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning second quarter of fiscal 2004. Align does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.

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

Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	political, social and economic instability;

•	acts of terrorism and acts of war;

•	difficulties in staffing and managing international operations;

•	controlling quality of manufacture;

•	interruptions and limitations in telecommunication services;

•	product or material transportation delays or disruption;

•	burdens of complying with a wide variety of local country and regional laws;

•	trade restrictions and changes in tariffs;

•	import and export license requirements and restrictions;

•	fluctuations in currency exchange rates; and

•	potential adverse tax consequences.

If any of these risks materialize in the future, our operating results may be harmed.

Our success depends in part on our proprietary technology and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. We believe our intellectual property position represents a substantial business advantage. As of June 30, 2003, we had 33 issued U.S. patents, 68 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

On January 6, 2003, Ormco Corporation filed suit against Align in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, Align answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, Align counterclaimed for infringement of its U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to Align’s counterclaims on March 10, 2003 and asserted counterclaims against Align seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. Align responded to Ormco’s counterclaims on April 2, 2003. At a Scheduling Conference held on June 30, 2003, the Court set a January 2, 2004, discovery cutoff and a May 2004 trial date. The Court also granted leave for Align to amend its counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a defendant in regard to the Company’s claim of infringement of U.S. Patent No. 6,398,548. Align filed its amended answer and counterclaim on July 7, 2003.

On June 11, 2003, Ormco’s wholly-owned subsidiary, AOA, filed a declaratory judgment action against Align in the Eastern District of Wisconsin, seeking a determination that U.S. Patent No. 6,398,548 (the same patent the Company is asserting against Ormco and AOA in the Central District of California) is invalid and/or not infringed. On July 9, 2003, Align answered the Wisconsin complaint and counterclaimed for infringement of U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Align has also filed a motion to dismiss that action or to stay it pending the resolution of the action in the Central District of California.

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

The claims in the Align’s U.S. Patent No. 6,398,548 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

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

We currently outsource key portions of our manufacturing process. We rely on a third party manufacturer in Mexico to fabricate Aligners and to ship the completed product to customers. As a result, if this third party manufacturer fails to deliver its components or if we lose its services, we may be unable to deliver our products in a timely manner and our business may be harmed. This third party manufacturer was recently acquired by a larger company in its industry. Any difficulties encountered by the acquiring company with respect to assimilating personnel and operations, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner. Finding a substitute manufacturer may be expensive, time-consuming or impossible.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of September 30, 1999 to approximately 704 employees as of June 30, 2003. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage this level of growth could harm our business.

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

We have incurred significant operating losses and negative operating cash flows since inception and have not yet achieved profitability. As of June 30, 2003, we had an accumulated deficit of approximately $298.9 million.

We expect to expend significant capital to continue to build our national brand, expand our dental professional channels, automate our manufacturing processes and develop both product and process technology. In November 2002, we completed a private placement of common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we secured an accounts receivable-based revolving line of credit of up to $10.0 million and a equipment-based term loan of $5.0 million, which was fully drawn down in December 2002. As of June 30, 2003, we had not utilized the accounts receivable-based revolving line of credit. Accessing the accounts receivable based-revolving line of credit is restricted based on qualifying accounts receivable and compliance with customary loan covenants. There can be no assurance that such financing will be adequate for us to avoid reducing operating expenses by, among other things, reducing planned capital expenditures relating to enhancing our manufacturing process and reducing worldwide staff.

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

In fiscal 2002, the market price for our common stock declined significantly and was highly volatile. Although the market price for our common stock increased during the first and second quarters of fiscal 2003, the market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control.

In fiscal 2002, market price of our common stock declined and was highly volatile. Although the market price for our common stock increased during the first and second quarters of fiscal 2003, the market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control, including:

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

The interests of our management could conflict with those of our other stockholders. As of June 30, 2003, our executive officers, directors and principal stockholders beneficially owned an aggregate of approximately 55.9% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of us, which in turn could reduce the market price of our stock.

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. The long-term debt at June 30, 2003 consists of outstanding principal balances on lease obligations and an equipment-based term loan of $0.8 million and $4.2 million, respectively.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2003. Our capital lease obligations of $0.8 million at June 30, 2003 carry fixed interest rates of 6.53% and 11.15% per annum with principal payments due in 60 and 48 monthly installments, respectively, beginning in 2000.

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

Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

There was no significant change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 6, 2003, Ormco Corporation filed suit against Align in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, Align answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, Align counterclaimed for infringement of its U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to Align’s counterclaims on March 10, 2003 and asserted counterclaims against Align seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. Align responded to Ormco’s counterclaims on April 2, 2003. At a Scheduling Conference held on June 30, 2003, the Court set a January 2, 2004, discovery cutoff and a May 2004 trial date. The Court also granted leave for

Align to amend its counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a defendant in regard to the Company’s claim of infringement of U.S. Patent No. 6,398,548. Align filed its amended answer and counterclaim on July 7, 2003.

On June 11, 2003, Ormco’s wholly-owned subsidiary, AOA, filed a declaratory judgment action against Align in the Eastern District of Wisconsin, seeking a determination that U.S. Patent No. 6,398,548 (the same patent the Company is asserting against Ormco and AOA in the Central District of California) is invalid and/or not infringed. On July 9, 2003, Align answered the Wisconsin complaint and counterclaimed for infringement of U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Align has also filed a motion to dismiss that action or to stay it pending the resolution of the action in the Central District of California.

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

The claims in the Align’s U.S. Patent No. 6,398,548 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

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

On April 9, 2002, Align exercised its right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. (the “Marketing Agreement”) pursuant to the express terms of the Marketing Agreement and Align issued a press release reporting this termination. On or about May 14, 2002, Align received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental seeks damages in excess of $30 million, including commissions and bonus payments it claims it would have received under the Marketing Agreement as well as other expenses, attorneys’ fees and injunctive relief to prevent Align from selling Invisalign to dentists in the U.S. and Canada. Prior to terminating the Marketing Agreement, Align conducted a thorough review of the Marketing Agreement and each party’s performance thereunder. Based upon that review of the factual and legal issues, Align denies all claims made by Discus Dental in its demand and contends that such claims are entirely without merit. In addition, on or about June 13, 2002 Align submitted a counter-claim against Discus Dental in the arbitration seeking damages of approximately $40 million arising out of our claims for misrepresentation, breach of confidentiality provisions and unfair competition, among others. The three arbitrators have been selected, and the parties have exchanged and reviewed documents in response to document demands. On June 18, 2003, Align and Discus submitted pre-arbitration motions to the arbitration panel. Discus’ motion requests dismissal of two of the five counter-claims brought against Discus by Align, while Align’s motions requests dismissal of all of Discus’ claims or, in the alternative, a determination that Discus is contractually barred from recovering the consequential damages, including lost future profits, that constitute the vast majority of its claimed damages of $46.5 million. The panel has not yet ruled on the motions. The matter is currently set for arbitration on August 18, 2003.

From time to time, we have received, and may again receive, letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe any such rights that have been brought to our attention, there may be other more pertinent proprietary rights of which we are presently unaware.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2003, as a result of the restatement of our financial statements for fiscal 2001, fiscal 2002 and the first three months of fiscal 2003, we determined that for the quarters ended June 30, 2003 and March 31, 2003 we were out of compliance with our loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. We obtained from our lender a waiver for the loan covenant requirements covering the quarters ended June 30, 2003 and March 31, 2003, and an amendment to exclude from the quick ratio calculation the effect on current liabilities resulting from our restatement of revenues on a prospective basis. As a result of the waiver and amendment, we are in full compliance with our loan covenants for the quarters ended June 30, 2003 and March 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2003, we held our Annual Meeting of Stockholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting, a statement of the number of votes cast for and against each matter and the number of abstentions. There were no broker non-votes with respect to item 1 below.

1.	To elect six directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
H. Kent Bowen	47,572,279	983,402
David E. Collins	47,504,690	970,999
Brian Dovey	47,573,179	982,502
Joseph Lacob	47,565,979	989,702
Thomas M. Prescott	47,591,090	964,591
Kelsey Wirth	47,564,956	990,725

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
47,675,455	877,863	2,363	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description
10.7.1	Assignment of Interest and Obligations dated July 4, 2003 by and between Elamex, S.A. de C.V. and International Manufacturing Solutions Operaciones, S.R.L.

10.35.1	Amendment No. 1 to Loan and Security Agreement With Limited Waiver dated as of August 4, 2003 by and between Align Technology, Inc. and Comerica Bank.

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 24, 2003, we filed a report on Form 8-K, reporting under Item 5 the announcement that on April 24, 2003 Align issued a press release announcing financial results for the first quarter of fiscal 2003, which ended on March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington Vice President of Finance and Chief Financial Officer

Date: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.7.1	Assignment of Interest and Obligations dated July 4, 2003 by and between Elamex, S.A. de C.V. and International Manufacturing Solutions Operaciones, S.R.L.

10.35.1	Amendment No. 1 to Loan and Security Agreement With Limited Waiver dated as of August 4, 2003 by and between Align Technology, Inc. and Comerica Bank.

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.