Form 10-K
period 2003-12-31
ALIGN TECHNOLOGY INC
filed 2004-03-09
CIK 1097149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of December 31, 2003, the end of the Registrant’s last fiscal year, there were 58,752,655 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the NASDAQ National Market on June 30, 2003) was approximately $356,139,063. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 27, 2004, 59,490,105 shares of Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement relating to its Annual Stockholders’ Meeting to be held on May 19, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.

FORM 10-K

For the Year Ended December 31, 2003

PART I

The statements contained below and elsewhere in this Annual Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck™ and are used in conjunction with stereolithography technology to manufacture Aligner molds. A third party manufacturer in Mexico fabricates Aligners from the molds and ships the completed products to our customers.

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

In May 2003, we updated our domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales are $125 per case. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration, which ever is earliest.

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

Industry Background

Malocclusion

Malocclusion, the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting over 200 million individuals, or approximately 75% of the U.S. population. Approximately two million people annually elect treatment by orthodontists in the U.S., generating industry revenues of approximately $7 billion. While most individuals seek orthodontic treatment to improve their appearance, malocclusion may also be responsible for dental problems such as tooth decay, tooth loss, gum disease, jaw joint pain and headaches. Because of the compromised aesthetics, discomfort and other drawbacks associated with conventional orthodontic treatments, only a relatively small proportion of people with malocclusion seek traditional treatment.

Traditional Orthodontic Treatment

Currently, dental professionals apply traditional techniques and principles of orthodontic treatment developed in the early 20th century. In the U.S., dental professionals treat malocclusion primarily with metal archwires and brackets, commonly referred to as braces. Occasionally, dental professionals attempt to improve treatment aesthetics by using ceramic, tooth-colored brackets or bond brackets on the inside, or lingual surfaces, of the patient’s teeth. Dental professionals also augment braces with elastics, metal bands, headgear and other ancillary devices.

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

Fees for traditional orthodontic treatment typically range between U.S. $3,500 to $7,000 with a median fee of approximately $4,500; generally only a portion of the fees are reimbursed by insurance, if covered at all. In addition, dental professionals commonly charge a premium for lingual or ceramic alternatives. Fees are based on the difficulty of the particular case and on the dental professional’s estimate of chair time, and are generally negotiated in advance. A treatment that exceeds the dental professional’s estimate of chair time generally results in decreased fees per hour of chair time, or reduced profitability for the dental professional.

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

Aligners.    Aligners are custom-manufactured, clear, removable dental appliances that, when worn in a prescribed series, provide orthodontic treatment. Each Aligner covers a patient’s teeth and is nearly invisible when worn. Aligners are commonly worn in pairs, over the upper and lower dental arches. Aligners are generally worn for consecutive two-week periods which correspond to the approved ClinCheck™ treatment simulation. After two weeks of use, the patient discards the Aligners and replaces them with the next pair in the series. This process is repeated until the final Aligners are used and treatment is complete. Upon completion of the treatment, the dental professional may, at his or her discretion, have the patient use Invisalign Aligners as a retainer or go directly to a conventional retainer.

Benefits of Invisalign

We believe that Invisalign provides benefits to dental professionals and patients that have the potential to establish Invisalign as the preferred alternative to conventional braces.

Benefits to the dental professional

•	Ability to visualize treatment and likely outcomes. ClinCheck™ enables dental professionals to preview a course of treatment and the likely outcome of treatment in an interactive three-dimensional computer model. ClinCheck™ allows dental professionals to analyze multiple treatment alternatives before selecting the course of action they feel is most appropriate for the patient.

•	Begin using Invisalign with minimal additional training. The biomechanical principles that underlie Invisalign are consistent with those of traditional orthodontics. Although dental professionals can complete our initial training within two days, Invisalign provides additional education and clinical support.

•	Ease of use. When treating patients with Invisalign, dental professionals do not spend their time manipulating wires and brackets. This allows them to spend proportionately more time diagnosing and interacting with their patients.

•	Expanded patient base. We believe that Invisalign has the potential to transform the practice of orthodontics. Currently, less than one percent of the over 200 million people with malocclusion in the U.S. enter treatment each year. We believe that Invisalign will allow dental professionals to attract patients who would not otherwise seek orthodontic treatment.

•	Decreased dental professional and staff time. We believe that Invisalign reduces both the frequency and length of patient visits. Invisalign eliminates the need for time-intensive processes such as bonding appliances to the patient’s teeth, adjusting archwires during the course of treatment and removing the appliances at the conclusion of treatment. As such, use of Invisalign reduces dental professional and staff chair time and can increase practice throughput.

•	Practice productivity. We believe that as dental professionals move to a higher volume of Invisalign patients, the dental professionals will be able to better leverage their existing resources, including office space and staff time, resulting in an increase in daily patient appointments and practice productivity.

Benefits to the Patient

•	Excellent aesthetics. Aligners are nearly invisible when worn, eliminating the aesthetic concerns associated with conventional braces.

•	Comfort. By replacing the six-week adjustment cycle of traditional braces with two-week stages, Aligners move teeth more gently than conventional braces. Also, Aligners are thin, smooth and low in profile. As a result, Aligners are substantially more comfortable and less abrasive than conventional braces.

•	Improved oral hygiene. Patients can remove Aligners for tasks that are difficult with conventional braces, such as eating, brushing and flossing. We believe this feature has the potential to reduce tooth decay and periodontal damage during treatment, which may result from conventional braces.

•	Potentially reduced overall treatment time. Aligners control force by distributing it broadly over the exposed surfaces of the teeth. In addition, the ClinCheck™ simulation from which Aligners are produced is designed to reduce unintended and unnecessary tooth movements. Together, these factors may reduce overall treatment time relative to conventional braces.

•	Potentially reduced root resorption. We believe that controlling force and shortening treatment time has the potential to reduce the incidence of root resorption.

•	Reduced incidence of emergencies. Typically, a lost or broken Aligner is simply replaced with the next Aligner in series, minimizing inconvenience to both patient and dental professional.

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

Our Target Market and Patient Base

Medical devices are classified into one of three classes based on the controls necessary to reasonably assure their safety and effectiveness. Class I or II devices require the manufacturer to submit a pre-market notification to the Food and Drug Administration, or the FDA, requesting permission for commercial distribution, which is known as 510(k) clearance. We obtained our 510(k) clearance in September 1998. Our 510(k) clearance allows us to market Invisalign to treat patients with any type of malocclusion with mature dentition. We voluntarily restrict the use of Invisalign to adults and adolescents with mature dentition. Individuals with mature dentition have fully erupted second molars and substantially complete jaw growth. This group represents approximately 160 million people in the U.S. Typically, permanent dentition are fully erupted between the ages of 11 and 15 years. Currently, we do not treat children whose teeth and jaws are still developing, as the effectiveness of Invisalign relies on our ability to accurately predict the movement of teeth over the course of treatment. Based on our clinical studies to date, we recommend that dental professionals use Invisalign as a complete treatment for a broad range of malocclusions and as a component of treatment for severe malocclusions.

Approximately two million people annually elect treatment by orthodontists in the U.S. These patients represent approximately one percent of the population of people with malocclusion. Of these, we estimate 50%, or more than one million patients, have mature dentition and are therefore potential candidates for Invisalign.

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

Commercial sales of Invisalign commenced in the U.S. in July 1999. As of December 31, 2003 approximately 155,000 patients worldwide had entered treatment using Invisalign. Internationally, the Company operates through three business segments divided among the geographic regions of Europe, Asia-Pacific and Latin America. In 2003, international sales accounted for approximately 9% of the Company’s net sales.

In each of fiscal 2003, 2002 and 2001, no single customer accounted for 10% or more of our total revenues.

We continue to focus on the domestic market opportunity and on selected international markets.

Business Strategy

Our objective is to establish Invisalign as the standard method for treating orthodontic malocclusion. Key elements of our strategy include the following:

Educate dental professionals and stimulate demand for Invisalign treatment.    Our market research indicates that the vast majority of people with malocclusion who desire treatment do not elect traditional treatment because of its many limitations. By communicating the benefits of Invisalign to both dental professionals and consumers, we intend to increase the number of patients who seek orthodontic treatment annually. We advertise nationally using a broad marketing mix to drive consumer and dental professional demand and to reinforce the breadth of applicability of Invisalign. In October 2001, we expanded our training of dental professionals in our domestic market to include general practitioner dentists. As of December 31, 2003, we had trained approximately 24,000 dental professionals worldwide on the use and benefits of Invisalign.

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

Extend and defend technology leadership.    Invisalign represents a significant technological advancement in orthodontics. We believe that our issued patents, multiple pending patents and other intellectual property provide us with a substantial lead over potential competitors. Our issued U.S. patents broadly cover the Invisalign® system, including digital modeling and manipulation of scanned patient data, treatment planning, and fabrication of dental appliances, among others. We continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

Expand number of clinicians and utilization within their practices.    Invisalign can provide complete treatment for patients with mature dentition and a broad range of malocclusion. In addition, we believe that Invisalign can provide partial treatment of severe malocclusion. In an effort to demonstrate Invisalign’s ability to comprehensively treat such cases, we have published a series of clinical case studies and articles that highlight the applicability of Invisalign to malocclusion cases of severe complexity. We have also launched new studies in fiscal 2003 with universities worldwide and we are making additional improvements to our product. We are also expanding the clinical education and training sessions for our customers.

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

Manufacturing is coordinated in Santa Clara, California. Digital dental modeling is processed in our 63,000 square foot facility in San Jose, Costa Rica. As of December 31, 2003, we employed a manufacturing staff in the U.S. and Costa Rica of approximately 427 people. The operations team in Costa Rica creates ClinCheck™ treatments using simulation software. We outsource the fabrication and packaging of Aligners to a contract manufacturer based in Juarez, Mexico. Information regarding risks associated with our foreign operations may be found in Part II, Item 7 of this Report on Form 10-K under the heading “Risk Factors.”

The Invisalign Treatment Process

The Invisalign treatment process comprises the following five stages:

Orthodontic diagnosis and transmission of treatment data to us.    In an initial patient visit, the dental professional determines whether Invisalign is an appropriate treatment. The dental professional then prepares a treatment data package which consists of a polyvinyl-siloxane, or PVS, impression of the relevant dental arches, x-rays of the patient’s dentition, photographs of the patient, a bite impression depicting the relationship between the patient’s upper and lower dental arches and an Invisalign treatment planning form, or prescription. The impression is a critical component of Invisalign as it depicts the three-dimensional geometry of the patient’s teeth and hence forms the basis for our computer models. An impression requires the patient to bite into a viscous material. This material hardens, capturing the shape of the patient’s teeth. The prescription is also a critical component of Invisalign, describing the desired positions and movement of the patient’s teeth. The dental professional sends the treatment data to our Santa Clara facility.

Preparation of three-dimensional computer models of the patient’s initial malocclusion.    Upon receipt, we use the treatment data to construct digital models of the patient’s dentition. Using CT scanning, we scan the PVS impression to develop a digital, three-dimensional computer model of the patient’s current dentition. We then transmit this initial computer model together with the dental professional’s prescription and supplemental materials electronically to our facilities in Costa Rica.

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

In certain cases, we provide an aligner-like template to the dental professionals to aide the placement of bonding attachments to the patient’s teeth. These attachments are used to optimize the force applied to a tooth or teeth in circumstances where the Aligners alone may have difficulty in effecting the desired movements. Also, in cases where interproximal reduction, or IPR, is requested by the dental professional, we provide an IPR prescription form, quantifying the amount of space to be created through enamel reduction, location, and timing of IPR.

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

Quality Assurance

Align’s quality system is in compliance with Food & Drug Administration’s Medical Device regulations, 21CFR Part 820, and Health Canada’s Medical Device Regulations. We are certified to ISO 9001:1994, internationally recognized quality system standards, and ISO 13485:1996, internationally recognized standards for Medical Device manufacturing. Align has a formal, documented quality system by which quality objectives are understood and achieved. Our quality system defines processes and procedures to ensure product and service quality, and includes methods to monitor levels of quality, based on internal data and direct customer feedback. We utilize this data to continuously improve our systems and processes, taking corrective action as required.

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

The Invisalign product warranty does not provide any assurances regarding the outcome of treatment using Invisalign. Actual treatment results may deviate significantly from the approved ClinCheck™ treatment plan. Deviations not covered under warranty have typically been the result of unpredictable biological factors, such as variations in bone density or tooth topography and abnormal jaw growth. Warranty treatment requires that the dental professional submit new impressions of the patient’s dentition to us. We use the impressions to create a new ClinCheck™ treatment plan for the dental professional to approve, from which a successive series of Aligners will be produced that will allow the patient to finish treatment.

In the event that a dental professional wishes to effect additional adjustments to a patient’s treatment when the actual treatment results are in accordance with the approved ClinCheck™ treatment plan, the dental professional may request a case refinement or additional Aligners. Our pricing policy includes the future delivery of one case refinement in the price of each case and offers additional case refinements at the dental professional’s expense. In addition, should a dental professional request a replacement for a lost Aligner, we charge the dental professional for the cost of the replacement Aligner.

Sales and Marketing

We market Invisalign by communicating Invisalign’s benefits directly to dental professionals and consumers with a nationwide advertising campaign. Based on our experience with advertising and commercial sales in our test markets, we believe that making consumers aware of Invisalign as a new treatment alternative generates significant demand for Invisalign. In order to serve anticipated worldwide demand, we are training a broad base of dental professionals.

Professional Marketing

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

As of December 31, 2003, we had trained approximately 24,000 dental professionals worldwide to use Invisalign. Of those dental professionals trained, approximately 70% are dental professionals in our domestic market. Within our domestic market, we have trained approximately 7,700 orthodontists and approximately 9,700 general practitioner dentists. Our sales and orthodontic teams conduct training primarily in a workshop format. The key topics covered in training include Invisalign applicability, instructions on filling out the Invisalign prescription form, clinical tips and techniques guidance on pricing and instructions on interacting with our ClinCheck™ software and the many other features of our website.

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

General practitioner dentists play an important role in informing their patients about orthodontics and are a key source of both referrals to orthodontists and Invisalign case submissions. There are over 130,000 active general practice dentists in the U.S. and Canada.

Consumer Marketing

Our national consumer marketing efforts primarily focus on television advertising and are supported by other advertising media and public relations. We advertise nationally using a broad marketing mix to drive consumer and dental professional demand.

Our experience indicates that prospective patients seek information from six primary sources:

•	an orthodontist;

•	a general practice dentist;

•	direct-to-consumer mail advertising and public relations efforts;

•	other Invisalign patients;

•	our toll-free support line (1-800-INVISIBLE); and

•	our website, which can be accessed at either www.invisalign.com or www.aligntech.com.

Our marketing efforts have generated substantial consumer interest directed toward our telephone support line and our website. Our telephone support line and our website not only provide consumers with information on Invisalign, but also allow us to channel consumer interest to dental professionals. We have outsourced the telephone support function to a national call center operator.

Research and Development

Prior to commercial launch in July 1999, our research and development strategy had three primary objectives: developing the Invisalign product, establishing the ability of Invisalign to treat malocclusion and developing software and processes to enable the manufacture of Aligners in volume. Since our commercial launch, our research and development effort has focused on extending the range of dental applicability of Invisalign, enhancing the software used in the manufacturing process and enhancing our Invisalign system product lines. Our research and development expenses were $13.1 million for fiscal 2003 and 2002, and $15.6 million in fiscal 2001.

In an effort to demonstrate Invisalign’s broad treatment capabilities, we have published a series of clinical case studies and articles that highlight the applicability of Invisalign to malocclusion cases, including those of severe complexity. We are also undertaking post-marketing studies and making additional technological improvements to the product and manufacturing process. Our product development team is testing enhanced materials and a number of complementary products that we expect will provide additional revenue opportunities.

In fiscal 2003, we continued to enhance our proprietary, three-dimensional treatment-planning software primarily to increase our manufacturing capacity and efficiency.

Intellectual Property

We believe our intellectual property position represents a substantial business advantage. As of December 31, 2003, we had 41 issued U.S. patents, 73 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

Competition

We compete directly with companies such as Ormco Orthodontics, a wholly owned subsidiary of Sybron Dental Specialties, which manufactures and distributes a product called Red, White & Blue, that is similar in use to Invisalign. We compete for the attention of dental professionals with manufacturers of other orthodontic products. These manufacturers of traditional orthodontic appliances include 3M Company, Ormco Orthodontics and Dentsply International, Inc.

We believe that in addition to price, the principal competitive factors in the market for orthodontic appliances include the following factors:

•	aesthetic appeal of the treatment method;

•	comfort associated with the treatment method;

•	oral hygiene;

•	effectiveness of treatment;

•	ease of use; and

•	dental professionals’ chair time.

We believe that Invisalign compares favorably with our competitors’ products with respect to each of these factors.

Government Regulation

FDA’s Quality System Regulation for Medical Devices.    Invisalign is regulated as a Class I medical device by Food and Drug Administration. Accordingly, our product development, manufacturing processes, packaging, labeling, handling, storage and distribution activities are subject to extensive review by National and State government agencies to ensure that our devices are safe and effective.

The Aligners are manufactured by The TECMA Group, LLC, formerly known as Elamex S.A. de C.V., a contract manufacturer based in Mexico. As a medical device company, we are required to ensure that our contract manufacturer complies with FDA’s Quality System regulations. As a result, we have ensured that TECMA is registered with the FDA as a medical device manufacturer. In addition, TECMA is certified to ISO 9000 requirements and is subject to inspection by an independent ISO agency. We have also ensured that our quality system procedures and processes are set up at TECMA to comply with all FDA regulations. TECMA has dedicated an area in its facilities and trained personnel for the manufacture and distribution of Invisalign. We conduct frequent visits to the Mexico facility to monitor TECMA’s performance and its compliance with our requirements and also perform independent audits of their quality system.

In November 1998, Invisalign received 510(k) Pre-Market clearance by the FDA, allowing us to market Invisalign in the U.S. The manufacture and distribution of Invisalign are subject to continuing regulations by the FDA. We are subject to routine inspections by the FDA and State agencies to determine compliance with Quality System requirements. Our facility is registered with the State of California as a medical device manufacturer.

During inspections of our facility, if FDA determines that we have failed to comply with the applicable FDA regulations, it can institute a wide variety of enforcement actions against us, ranging from a public Warning Letter to more severe sanctions, including but not limited to financial penalties, withdrawal of our right to market products and criminal prosecution.

Health Canada’s Medical Device Regulations.    In Canada, we comply with the Health Canada’s Medical Device Regulations and as such Align’s facility and products are registered with Health Canada. We are in compliance with their regulations and have been granted permission to market our products in Canada.

European Union’s MDD Requirements & ISO 9000 and ISO 13485.    In Europe, Invisalign is regulated as a custom device and as such, we follow the Medical Device Directives requirements and are registered with the Competent Authority in Europe. The fact that we are ISO 9000 and ISO 13485 certified facilitates commercialization of Invisalign outside the United States and especially in Europe.

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

Employees

As of December 31, 2003, we had approximately 741 employees, approximately 341 of whom were employed in the U.S., 338 in Costa Rica, 44 in Europe, 9 in Latin America, 8 in Asia/Pacific and 1 in the United Arab Emirates, or the U.A.E. As of December 31, 2003, of our U.S. employees, approximately 89 were employed in manufacturing, 73 were employed in various management, administrative and support positions, 69 were marketing and customer support staff, 63 were employed in sales, 33 were employed in engineering and 14 were employed in research and development.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 9, 2004:

Name	Age	Position
Thomas M. Prescott	48	President and Chief Executive Officer
Eldon M. Bullington	52	Vice President, Finance and Chief Financial Officer
Amir Abolfathi	39	Vice President, Research and Development
Jon Fjeld	52	Vice President, Engineering
Roger E. George	38	Vice President, Legal Affairs, and General Counsel
Len M. Hedge	46	Vice President, Operations
David S. Thrower	39	Vice President, Global Marketing
Patricia L. Wadors	39	Vice President, Human Resources

Thomas M. Prescott has served as our President and Chief Executive Officer and as a member of our Board of Directors since March 27, 2002. Prior to joining us, Mr. Prescott was President and Chief Executive Officer of Cardiac Pathways, Inc., a publicly-traded medical device company, from May 1999 until its acquisition by Boston Scientific in August 2001. Mr. Prescott then worked as a consultant for Boston Scientific Corporation until January 2002. Prior to working at Cardiac Pathways, Mr. Prescott held various sales, general management and executive roles at Nellcor Puritan Bennett, Inc. from April 1994 to May 1999. Mr. Prescott serves as a director of R2 Technologies, Inc. and Interventional Rhythm Management, Inc., both privately held companies.

Eldon M. Bullington has served as our Vice President of Finance and Chief Financial Officer since October 2002. Mr. Bullington was previously Vice President, Finance and Chief Financial Officer of Milpitas, CA-based Verplex Systems, Inc, an electronic design automation company, from January 2002 until October 2002. Prior to that, Mr. Bullington spent two years as the Vice President and Chief Financial Officer at Cardiac Pathways, Inc., until it was acquired by Boston Scientific in August 2001. Prior to Cardiac Pathways, Mr. Bullington was Vice President and Chief Financial Officer at Saraide, Inc. from September 1998 to March 1999. He also served in executive financial management roles at Verifone, Inc. and Radius, Inc.

Amir Abolfathi has served as our Vice President of Research and Development since March 2000. From November 1999 to March 2000, Mr. Abolfathi served as our Senior Director of Planning. Prior to joining us, Mr. Abolfathi served as a consultant for a number of medical device companies from February 1999 through November 1999, including Embolic Protection, Inc. and Novasys Medical, Inc. From April 1995 through January 1999, Mr. Abolfathi served as Senior Director of Research and Development and Vice President of Research and Development for EndoTex Interventional Systems, Inc., a company focused on the treatment of neurovascular diseases that he co-founded.

Jon Fjeld has served as our Vice President of Engineering since December 2000. Prior to joining us, Mr. Fjeld was the President and Chief Executive Officer of Raindrop Geomagic, Inc., a software company. From January 1998 through June 1998, Mr. Fjeld served as Vice President of Larscom, Inc., a networking company. From August 1995 through December 1997, Mr. Fjeld served as Vice President of Marketing and later as President and Chief Executive Officer at Netedge Systems, Inc., a networking company.

Roger E. George has served as Vice President, Legal Affairs, and General Counsel since July 2002. Prior to joining Align, Mr. George was the Chief Financial Officer, Vice President of Finance and Legal Affairs and General Counsel of SkyStream Networks, a privately held broadband and broadcast network equipment company. Prior to SkyStream, Mr. George was a partner at Wilson Sonsini Goodrich & Rosati, P.C. in Palo Alto, California.

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

David S. Thrower has served as our Vice President, Global Marketing since August 2002. Prior to joining Align, Mr. Thrower served as Senior Vice President of Global Marketing and Sales BioSource International, a publicly-held life science reagent company, from October 2000 until July 2002. Prior to BioSource, Mr. Thrower served as Senior Vice President, Global Marketing at GN ReSound, Inc. a hearing and communications device company, from July 1998 until December 1999. Mr. Thrower also has previous experience in large and small independent management consulting firms, including five years with Boston-based Bain & Company.

Patricia L. Wadors has served as our Vice President, Human Resources since January 2004. Prior to joining Align, Ms. Wadors spent 8 years at San Jose, CA-based Applied Materials in both Human Resources and Operations. Her last position at Applied Materials was Senior Director of Human Resources for the PDC Product Group. Prior to Applied Materials, Ms. Wadors held Human Resources positions at Merck Pharmaceutical, Viacom International and Calvin Klein Cosmetics.

Our executive officers are elected by the Board of Directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Web Site Postings

We make our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to such reports, available free of charge through our web site at the following addresses: www.aligntech.com and www.invisalign.com. The information in, or that can be accessed through, our web site is not part of this report.

ITEM 2.    PROPERTIES.

Our headquarters are located in Santa Clara, California. We lease approximately 90,000 square feet of space where we house our manufacturing, customer support, software engineering and administrative personnel. We lease our Santa Clara facilities under two leases, both of which expire in 2005. The combined monthly rent for the Santa Clara facilities is approximately $230,000.

We also operate a facility in San Jose, Costa Rica. The main facility comprises approximately 63,000 square feet of manufacturing and office space. The monthly rent for the Costa Rica facility is approximately $51,000. The lease for this facility expires at the end of 2008.

We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.    LEGAL PROCEEDINGS.

On January 6, 2003, Ormco Corporation (“Ormco”) filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. We responded to Ormco’s counterclaims on April 2, 2003. We amended our counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to our counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted us to amend our counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, we filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff and an October 2004 trial date.

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

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent Nos. 6,244,861 and 6,616,444 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The treatment plan simulation developed in our facilities determines the final positioning of a patient’s teeth but is not based on a derived or ideal dental archform of the patient.

The claims in our U.S. Patent Nos. 6,398,548 and 6,554,611 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

We strongly believe that Ormco’s claims of infringement lack merit and that our counterclaim of infringement will be successful. However, the outcome of a lawsuit is inherently unpredictable. Should our technology be found to infringe any one of Ormco’s asserted patents, we would have to seek a license from Ormco, which might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction, which could materially adversely affect our business.

On April 9, 2002, we exercised our right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. (the “Agreement”) pursuant to the express terms of the Agreement and issued a press release reporting this termination. On or about May 14, 2002, we received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental sought damages of approximately $30 million, including commissions and bonus payments it claimed it would have allegedly received under the Agreement as well as other expenses, attorneys’ fees and injunctive relief to prevent us from selling Invisalign to dentists in the U.S. and Canada. Based on a review of the factual and legal issues, we denied all claims made by Discus Dental in its demand and contended that such claims were entirely without merit. In addition, on or about June 13, 2002, we submitted a counter-claim against Discus Dental in the arbitration seeking damages of approximately $40 million arising out of our claims for misrepresentation, breach of confidentiality provisions, and unfair competition, among others. Three arbitrators were selected (the “Panel”), and the arbitration hearing commenced in San Francisco on August 18, 2003. The parties completed presenting witness testimony on September 9, 2003. The parties completed all post-hearing legal briefing on October 10, 2003, and closing argument was heard on October 29, 2003. At the closing argument before the Panel, Discus Dental sought lost profit damages of $46.5 million and loss of good will/out of pocket damages of $13.5 million. We voluntarily dismissed our damage counter-claims but maintained our counter-claim for declaratory relief, seeking a judicial declaration that we properly terminated the Agreement with Discus Dental.

On February 9, 2004, the Panel issued its final arbitration award which concluded the arbitration proceedings initiated by Discus Dental. Under the final arbitration award, Discus Dental is entitled to a judgment in the amount of $1.00 in damages and reasonable attorney fees and costs in the amount of $2.1 million. In reaching their decision, the arbitrators found that Align’s termination of its marketing agreement with Discus Dental in April of 2002 was wrongful. We included the $2.1 million charge relating to the final arbitration award in general and administrative expenses for the year ended December 31, 2003.

From time to time, we have received, and may again receive, letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe any such rights that have been brought to our attention, there may be other more pertinent proprietary rights of which we are presently unaware.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)    Price Range of Common Stock

Our common stock is listed on The NASDAQ National Market under the symbol “ALGN.” Public trading of our common stock commenced on January 26, 2001. Prior to that date, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low per share closing prices of common stock, as reported by The NASDAQ National Market:

	High	Low
Year Ended December 31, 2003:
Fourth quarter	$18.61	$12.85
Third quarter	$14.30	$10.45
Second quarter	$12.60	$5.75
First quarter	$6.13	$2.63

Year Ended December 31, 2002:
Fourth quarter	$3.59	$1.30
Third quarter	$3.50	$1.70
Second quarter	$5.48	$3.32
First quarter	$5.98	$4.05

On February 27, 2004, the last reported sale price of our common stock on The NASDAQ National Market was $19.67 per share. As of February 27, 2004 there were approximately 417 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

(b)    Sales of Unregistered Securities

In November 2002, we completed a financing deal for a private placement of 9,578,944 shares of common stock to a group of institutional investors led by existing shareholders, raising $18.1 million, net of issuance costs. The investors include Dionis Trust, Gordon Gund-Grant Gund Generation Skipping Trust, Gordon Gund-G. Zachary Gund Generation Skipping Trust, Kleiner Perkins Caulfield Byers VIII, L.P., KPCB VIII Founders Fund, L.P., Carlyle Partners III, L.P., CP III Coinvestment, L.P., Warren Thaler, Thomas M. Prescott, Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. The shares sold are unregistered and were issued pursuant to the private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933. We filed an S-3 Registration Statement registering the shares for resale and it was declared effective by the SEC on November 20, 2003.

(c)    Use of Proceeds from Sales of Registered Securities

We did not issue any registered securities during the fiscal year ended December 31, 2003.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The following discussion and analysis of our selected consolidated financial data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2003. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with our consolidated financial statements as of December 31, 2003 and notes thereto set forth on pages 46 to 64 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19. The historical results presented below are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

(unaudited)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Total revenues	$122,725	$69,698	$44,808	$6,741	$411
Cost of revenues	51,565	44,991	46,830	20,251	1,754
Loss from operations	(19,937)	(72,935)	(100,769)	(81,115)	(14,705)
Other income (expense), net	(101)	116	1,730	(7,633)	(710)
Net loss before provision for income taxes	(20,038)	(72,819)	(99,039)	(88,748)	(15,415)
Provision for income taxes	84	—	10	—	—

Net loss	(20,122)	(72,819)	(99,049)	(88,748)	(15,415)
Dividend related to beneficial conversion feature of preferred stock	—	—	(11,191)	(53,516)	—

Net loss available to common stockholders	$(20,122)	$(72,819)	$(110,240)	$(142,264)	$(15,415)

Net loss per share available to common stockholders, basic and diluted	$(0.35)	$(1.52)	$(2.61)	$(25.64)	$(3.65)

Shares used in computing net loss per share available to common stockholders, basic and diluted	57,758	47,878	42,247	5,548	4,218

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Working capital	$39,737	$41,160	$62,172	$18,273	$10,027
Total assets	102,202	92,856	118,218	70,561	17,091
Total long-term liabilities	1,849	3,837	980	1,455	3
Convertible preferred stock and preferred stock warrants	—	—	—	130,691	32,755
Stockholders’ equity (deficit)	62,976	64,347	97,827	(84,674)	(19,414)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck™ and are used in conjunction with stereolithography technology to manufacture Aligner molds. A third party manufacturer in Mexico fabricates Aligners from the molds and ships the completed products to our customers.

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

In May 2003, we updated our domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement sales are $125 per case. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with the newly adopted rules contained in EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration, which ever is earliest.

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

We have incurred significant operating losses and negative operating cash flows since inception and have achieved profitability for the first time in the fourth quarter of fiscal 2003. As of December 31, 2003, we had an accumulated deficit of approximately $300.6 million.

We expect to expend significant capital to continue to build consumer demand, expand our dental professional channel, automate our manufacturing processes and develop both product and process technology. In November 2002, we completed a private placement of common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we secured an accounts receivable-based revolving line of credit of up to $10.0 million, and in December 2003 negotiated more favorable terms and increased the line of credit up to $15 million. In December 2002, we also secured an equipment-based term loan of $5.0 million, which was fully drawn down in December 2002. As of December 31, 2003, we had not utilized the accounts receivable-based revolving line of credit. As of December 31, 2003, the equipment-based term loan had an outstanding balance of $3.3 million. Accessing the accounts receivable-based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. However, there can be no assurance that such financing will be adequate for us to avoid reducing operating expenses by, among other things, reducing planned capital expenditures relating to enhancing our manufacturing process and reducing worldwide staff.

Litigation settlement included in general and administrative expenses.    On April 9, 2002, we exercised our right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. pursuant to the express terms of the Agreement and issued a press release reporting this termination. On or about May 14, 2002, we received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. On February 9, 2004, the Panel issued its final arbitration award which concluded the arbitration proceedings initiated by Discus Dental. Under the final arbitration award, Discus Dental is entitled to a judgment in the amount of $1.00 in damages and attorney fees and costs in the amount of $2.1 million. In reaching their decision, the arbitrators found that Align’s termination of its marketing agreement with Discus Dental in April of 2002 was wrongful. We included the $2.1 million charge relating to the final arbitration award in general and administrative expenses for the year ended December 31, 2003.

In July 2002, we announced a plan to streamline worldwide operations. The plan included closing our facilities in Pakistan and the U.A.E. We transitioned the operations performed at these facilities to the United States and Costa Rica. For the period ending December 31, 2002, we recorded severance charges of $2.3 million, facility closure charges of $0.9 million, a loss on disposal of fixed assets of $1.1 million and an impairment charge of $0.9 million related to the land in Pakistan. The land was written down to a zero value to reflect its fair value as estimated by our management. Approximately $0.1 million of accrued charges related to professional fees were included in accrued liabilities as of December 31, 2002. We discontinued operations at our facilities in Pakistan and the U.A.E in October and December 2002, respectively. We concluded the remainder of indirect operational activities related to the Costa Rica transition in January 2003. We will cease non-operational closing activities in Pakistan when the land is disposed of and in the U.A.E. when the necessary statutory filings have been completed.

Comparison of Years Ended December 31, 2003 and 2002:

Revenues.    Revenues for the year ended December 31, 2003 increased 76% to $122.7 million from $69.7 million for the year ended December 31, 2002. Revenues derived from the sale of Invisalign were $115.3 million for the year ended December 31, 2003 compared to Invisalign revenues of $63.7 million for the year ended December 31, 2002. The increase in Invisalign revenues for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily the result of an increase in the domestic orthodontic channel of $23.4 million, the domestic general practitioner channel of $22.0 million and the international channel of $6.2 million. For the year ended December 31, 2003, growth in the domestic orthodontic and general practitioner channels resulted primarily from an increase in a growing number of participating clinicians and utilization within their practices. All channels benefited from Invisalign marketing promotion programs conducted during the year ended December 31, 2003. The balance of our revenues represented sales of training and ancillary products of $7.4 million for the year ended December 31, 2003 and $6.0 million for the year ended December 31, 2002.

Cost of revenues.    Cost of revenues for the year ended December 31, 2003 was $51.6 million compared to $45.0 million for the year ended December 31, 2002. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, under/over absorbed manufacturing capacity, training costs and the cost of facilities. Included in cost of revenues are stock-based compensation expenses of $2.5 million and $3.4 million for the year ended December 31, 2003 and 2002, respectively. The year ended December 31, 2002 included restructuring charges of $0.6 million. Gross profit for the year ended December 31, 2003 was $71.2 million or 58% of revenue, compared to a gross profit of $24.7 million or 35% of revenue for the year ended December 31, 2002. The higher gross profit for the year ended December 31, 2003 as compared to fiscal 2002 is primarily attributable to a combination of manufacturing process efficiencies, and improved fixed cost absorption related to increasing volumes. We believe that the gross profit percentage for fiscal 2004 will continue to improve based on manufacturing process improvements and absorption of costs from higher volumes.

Sales and marketing.    Sales and marketing expenses for the year ended December 31, 2003 were $43.7 million compared to $45.3 million for the year ended December 31, 2002. Sales and marketing expenses include sales force compensation (combined with expenses for professional marketing programs), conducting workshops and market surveys, advertising and attending dental professional trade shows. Sales and marketing expenses for the year ended December 31, 2003 and 2002 include stock-based compensation expenses of $2.2 million and $3.0 million, respectively. The decrease in sales and marketing expenses for the year ended December 31, 2003 as compared to the year ended December 31, 2002 resulted primarily from a decrease in spending of $2.3 million for international media and advertising and $1.7 million related to our restructuring of and reductions in our international sales and marketing work force. The year ended December 31, 2002 included restructuring charges of $1.2 million and no restructuring charges for the year ended December 31, 2003. The reduction of the international sales and marketing work force in fiscal 2003 and the restructuring charges in fiscal 2002 were part of the plan during the second half of fiscal 2002 to streamline worldwide operations. The decrease in sales and marketing expenses for the year ended December 31, 2003 as compared to the year ended December 31, 2002 were partially offset by an increase in spending of $3.9 million related to incremental headcount in our North American sales force and $0.5 million in incremental media and advertisement costs for the year ended December 31, 2003 as compared to the year ended December 31, 2002. We expect sales and marketing expense to increase as we invest more on clinical education, direct-to-consumer mail advertising and related consumer spending.

General and administrative.    General and administrative expenses for the year ended December 31, 2003 were $34.3 million compared to $39.3 million for the year ended December 31, 2002. General and administrative expenses included salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. General and administrative expenses for the year ended December 31, 2003 and 2002 include stock-based compensation expenses of $7.1 million and $10.7 million, respectively. The decrease in general and administrative expenses for the year ended December 31, 2003 as compared to the year ended

December 31, 2002 resulted primarily from a decrease in stock-based compensation of $3.6 million. Salary expense decreased in fiscal 2003 by $2.5 million related to reductions in the North American and international administrative work forces and restructuring charges decreased by $2.9 million to $0.5 million for the year ended December 31, 2003 as compared to $3.4 million for the year ended December 31, 2002. Additionally, depreciation, amortization and overhead expenses also decreased by approximately $3.4 million in fiscal 2003. Partially offsetting the decreases in spending were increases of $1.7 million in outside consultant costs and $3.6 million in incremental legal expenses related our litigation matters. Also offsetting the overall decrease in spending was a litigation settlement charge of $2.1 million included in general and administrative expenses for the year ended December 31, 2003 related to the conclusion of the Discus arbitration proceedings.

Research and development.    Research and development expenses for both the years ended December 31, 2003 and 2002 were $13.1 million. Research and development expenses included the costs associated with software engineering, the cost of designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses included $3.2 million of stock-based compensation for both the years ended December 31, 2003 and 2002, respectively. For the full year 2004, we expect to increase research and development spending for clinical research and product improvement initiatives.

Interest and other income (expense), net.    Interest and other income (expense) was ($0.1) million for the year ended December 31, 2003 and $0.1 million for the year ended December 31, 2002. Interest and other expenses increased by $0.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Interest income decreased by $0.4 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily due to lower interest rates paid on cash, cash equivalent and marketable securities balances. Included in other expense is foreign currency translation gain, which increased $0.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Stock-based compensation.    In connection with the grant of stock options to employees and non-employees prior to 2001, we recorded deferred stock-based compensation as a component of stockholders’ equity. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options vest, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in deferred compensation. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. For the year ended December 31, 2003 and 2002, we recorded amortization of deferred compensation of $12.8 million and $16.0 million, respectively. Additionally, we recorded expenses of $1.3 million and $2.0 million for the years ended December 31, 2003 and 2002, respectively, related to options granted to non-employees.

We have accelerated the vesting of options to several employees in connection with severance packages. This acceleration was accounted for as a charge to the consolidated statements of operations. We recorded charges of $1.0 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively. Each respective charge is equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Comparison of Years Ended December 31, 2002 and 2001:

Revenues.    Revenues for the year ended December 31, 2002 increased 56% to $69.7 million compared to $44.8 million for the year ended December 31, 2001. Revenues of $63.7 million were derived from the sale of Invisalign compared to revenues of $43.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in Invisalign revenues was primarily due to an increase in the domestic orthodontic channel of $6.2 million, the domestic general practitioner channel of $9.5 million and the international channel of $4.6 million for the year ended December 31, 2002 over the year ended December 31, 2001. The balance of our revenues represented sales of ancillary products and other services of $6.0 million for the year ended December 31, 2002 and $1.4 million for the year ended December 31, 2001, with the increase primarily attributable to training.

Cost of revenues.    Cost of revenues for the year ended December 31, 2002 was $45.0 million compared to $46.8 million for the year ended December 31, 2001. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, under/over absorbed manufacturing capacity, training costs and the cost of facilities. Also included in cost of revenues are stock based compensation expenses of $3.4 million and $4.6 million in 2002 and 2001, respectively, and $0.6 million of restructuring charges incurred as part of our July 2002 plan to streamline worldwide operations. Gross margin for the year ended December 31, 2002 was $24.7 million or 35% of revenue, compared with a negative gross margin of $2.0 million for the year ended December 31, 2001. We achieved positive gross margins in 2002 and the second half of 2001 mainly due to efficiencies in manufacturing as well as increased production volumes. Our gross margin is affected by changes in manufacturing volume, manufacturing capacity and changes in our average selling price.

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

General and administrative.    General and administrative expenses for the year ended December 31, 2002 were $39.3 million compared to $31.2 million for the year ended December 31, 2001. General and administrative expenses include salaries for administrative personnel, outside consulting services, facilities, legal expenses and general corporate expenses. The increase in general and administrative expenses for the year ended December 31, 2002 resulted primarily from expanding support infrastructure, at our international locations, primarily during the first two quarters of fiscal 2002. Included in general and administrative expenses in 2002 were $3.4 million of restructuring charges due to severance charges of $0.5 million, facility closure charges of $0.9 million, a loss on disposal of fixed assets of $1.1 million and an impairment charge of $0.9 million related to the land in Pakistan, incurred as part of our July 2002 plan to streamline worldwide operations.

Research and development.    Research and development expenses for the year ended December 31, 2002 were $13.1 million compared to $15.6 million for the year ended December 31, 2001. Research and development expenses include the costs associated with software engineering, designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as they are incurred. The decrease in research and development expenses for the year ended December 31, 2002 was primarily due to a decrease in outside consulting services of approximately $1.2 million and a decrease in headcount expense related to product development activities of approximately $1.5 million. Research and development expenses for 2002 also included $0.1 million of restructuring charges incurred as part of our July 2002 plan to streamline worldwide operations, and $3.2 million and $4.1 million of stock based compensation expense for 2002 and 2001, respectively.

Interest and other income (expense), net.    Interest and other income was $0.1 million for the year ended December 31, 2002 compared to $1.7 million for the year ended December 31, 2001. Interest income decreased in fiscal 2002 by $3.3 million primarily due to the decrease in our cash, cash equivalent and marketable securities balances. Interest income for the year ended December 31, 2001 was primarily generated from our cash and cash equivalents balance and investments in short-term marketable securities. Other expenses increased by $0.1 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Offsetting the overall decreases in interest and other income (expense) was a charge of $1.8 million in the first quarter of 2001 for non-cash interest expense, related to the beneficial conversion feature embedded in convertible subordinated notes.

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

Income Taxes

We have incurred immaterial amounts of income tax expense to date since we have not been profitable on an annual basis in either our domestic or international operations. As of December 31, 2003, we have aggregate federal and state net operating loss carryforwards of $238.9 million. As of December 31, 2003 we have recorded a full valuation allowance for our existing net deferred tax assets due to uncertainties regarding their realization. We have aggregate federal and state research tax credit carryforwards of $4.1 million as of December 31, 2003.

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

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock, an equipment-based term loan and bridge loans. As of December 31, 2003, we had $44.9 million of cash and cash equivalents, $0.4 million of restricted cash and $2.3 million of short-term marketable securities. We had an accumulated deficit of $300.6 million as of December 31, 2003.

Net cash provided by (used in) operating activities totaled $12.1 million and ($40.4) million for the years ended December 31, 2003 and 2002, respectively. Net cash provided by operating activities for the year ended December 31, 2003 resulted primarily from cash collections from customers, increases in accrued liabilities and deferred revenue. For the year ended December 31, 2002, net cash used in operating activities resulted primarily from operating losses and increases in accounts receivable balances in fiscal 2002 over fiscal 2001.

Net cash used in investing activities totaled $4.3 million for the year ended December 31, 2003 and net cash provided by investing activities totaled $1.5 million for the year ended December 31, 2002. For the year ended December 31, 2003, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion in Costa Rica. For the year ended December 31, 2002, net cash provided by investing activities resulted primarily from the maturities of marketable securities, partially offset by the purchases of property and equipment.

Net cash provided by financing activities were $1.6 million and $23.9 million for the years ended December 31, 2003 and 2002, respectively. For both the years ended December 31, 2003 and 2002, net cash provided by financing activities consisted of proceeds from the issuance of common stock, partially offset by payments on debt obligations. In November 2002, we completed a private placement of 9,578,944 shares common stock to a group of investors led by existing shareholders, raising $18.1 million, net of issuance costs. In December 2002, we accessed a $5.0 million equipment-based term loan, and the balance of the loan as of December 31, 2003 was $3.3 million.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Equipment-based term loan, including current portion (1)	$3,334	$1,667	$1,667	$—	$—
Capital lease obligation, including current portion (1)	504	322	182	—	—
Operating lease obligations	9,294	4,073	3,875	1,346	—
Computer support services	6,726	2,242	4,484	—	—
Manufacturing services	1,000	1,000	—	—	—

Total	$20,858	$9,304	$10,208	$1,346	$—

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and EITF 00-21. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments based on whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. EITF 00-21 addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

In cases where the dental professional elects to finish the treatment plan using Invisalign, the dental professional orders case refinement. From June 2001 through April 2003, we offered our dental professionals the opportunity to purchase case refinement in advance at a discount. The advance purchase price was non-

refundable. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until the earlier of shipment of the case refinement or case expiration. In cases where the dental professional did not purchase case refinement in advance, case refinement revenues are recognized when the new Aligners are shipped.

In May 2003, we updated our domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement after May 1, 2003 are $125 per case. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration, which ever is earliest.

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

The amount of accrued estimated warranty costs is primarily based on our historical experience with product failures as well as current information on replacement costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. We periodically review these estimated allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness. If the financial condition of any of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be required and would negatively impact our operating results.

Accounting for long-lived assets

We assess the impairment of long-lived assets periodically in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the market capitalization relative to net book value. If these factors or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results.

Legal contingencies

We are currently involved in certain legal proceedings as discussed in Note 5 to our consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations and financial condition.

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

While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning second quarter of fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated financial statements.

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

The operating losses and negative cash flows we have experienced in the past may continue throughout fiscal 2004 and we may not achieve or maintain profitability in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by a company in an early stage of operations. Since inception, we have incurred significant operating losses and we have only achieved profitability during the fourth quarter of fiscal 2003. From inception through July 2000, we spent significant funds on organizational and start-up activities, recruiting key managers and employees, developing Invisalign and developing our manufacturing and customer support resources. We also spent significant funds on clinical trials and training programs to train dental professionals in the use of Invisalign.

We continue to incur significant operating expenses to:

•	develop new software and increase the automation of our manufacturing processes;

•	execute our consumer advertising campaign and dental professional marketing efforts;

•	increase the size of our sales force and clinical education support staff;

•	execute clinical research and education plans;

•	develop technological improvements to our products;

•	continue our international sales and marketing efforts; and

•	undertake quality assurance and improvement initiatives.

As a result, we will need to increase our revenue significantly, while controlling our expenses, to achieve profitability. Only recently, beginning in the third quarter of fiscal 2003, have we generated positive cash flow from operations, and we cannot be certain that we will be able to sustain or increase such positive cash flow from operations, from period to period, in the future. It is possible that we will not achieve profitability in the future, and even if we do achieve profitability in future periods, we may not be able to sustain or increase profitability in future periods.

We have a limited operating history and expect our future financial results to fluctuate which may cause volatility in our stock price.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. We believe our intellectual property position represents a substantial business advantage. As of December 31, 2003, we had 41 issued U.S. patents, 73 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

On January 6, 2003, Ormco Corporation filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. We responded to Ormco’s counterclaims on April 2, 2003. We amended our counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to our counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted us to amend our counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, we filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff and an October 2004 trial date.

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

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent Nos. 6,244,861 and 6,616,444 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The treatment plan simulation developed in our facilities determines the final positioning of a patient’s teeth but is not based on a derived or ideal dental archform of the patient.

The claims in our U.S. Patent Nos. 6,398,548 and 6,554,611 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

We strongly believe that Ormco’s claims of infringement lack merit and that our counterclaim of infringement will be successful. However, the outcome of a lawsuit is inherently unpredictable. Should our technology be found to infringe any one of Ormco’s asserted patents, we would have to seek a license from Ormco, which might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction, which could materially adversely affect our business.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of September 30, 1999 to approximately 741 employees as of December 31, 2003. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage this level of growth could harm our business.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We are highly dependent on the key employees in our clinical engineering, technology development and management teams. The loss of the services of those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel. In addition, few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed.

We experience competition from manufacturers of traditional braces and expect aggressive competition in the future.

Currently, our Invisalign product competes directly against a product called Red, White and Blue, which is manufactured and distributed by Ormco, a subsidiary of Sybron Dental Specialties. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialties and Dentsply International have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by our competitors, our business could be harmed.

We may be unable to raise additional capital if it should be necessary, which could harm our ability to compete.

We have incurred significant operating losses and negative operating cash flows since inception and have achieved profitability for the first time in the fourth quarter of fiscal 2003. As of December 31, 2003, we had an accumulated deficit of approximately $300.6 million.

We expect to expend significant capital to continue to build our national brand, expand our dental professional channels, automate our manufacturing processes and develop both product and process technology. In November 2002, we completed a private placement of common stock to a group of investors led by existing stockholders, raising $18.1 million, net of issuance costs. In December 2002, we secured an accounts receivable-based revolving line of credit of up to $10.0 million, and in December 2003 negotiated more favorable terms and increased the line of credit up to $15 million. In December 2002, we also secured an equipment-based term loan of $5.0 million, which was fully drawn down in December 2002. As of December 31, 2003, we had not utilized the accounts receivable-based revolving line of credit. Accessing the accounts receivable-based revolving line of credit is restricted based on qualifying accounts receivable and compliance with customary loan covenants. There can be no assurance that such financing will be adequate for us to avoid reducing operating expenses by, among other things, reducing planned capital expenditures relating to enhancing our manufacturing process and reducing worldwide staff.

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

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all. We currently sell our products in Europe, Canada, the United Kingdom, Mexico, Brazil, Australia and Hong Kong, and may expand into other countries from time to time. We do not know whether orthodontists, dentists and consumers outside our domestic market will adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

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

In fiscal 2003, the market price for our common stock was highly volatile. Although the market price for our common stock has increased during fiscal 2003, the market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control.

The factors include:

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

A large percentage of our outstanding common stock is currently owned by a small number of significant stockholders. These stockholders have sold in the past, and may sell in the future, large amounts of common stock over relatively short periods of time. Sales of substantial amounts of our common stock in the public market by our existing stockholders may adversely affect the market price of our common stock. Such sales could create public perception of difficulties or problems with our business. In addition, certain of our current stockholders have registration rights in connection with a private placement sale of approximately 9.6 million shares of our common stock that occurred in November 2002. As a result of these registration rights, we were required to file a registration statement under the Securities Act at our expense to register the securities sold in the November 2002 private placement. We filed this registration statement with the SEC on October 17, 2003 and it was declared effective by the SEC on November 20, 2003. Our stock price could fluctuate significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales may also make it more difficult for us to sell securities in the future at a time and at a price we deem appropriate.

Concentrations of ownership and agreements among our existing executive officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate transactions.

The interests of our management could conflict with those of our other stockholders. As of December 31, 2003, our executive officers, directors and principal stockholders beneficially owned an aggregate of approximately 50.7% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of us, which in turn could reduce the market price of our stock.

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

Interest Rate Risk.    We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities, existing long-term debts and any future financing requirements. Interest rate risks related to marketable securities are managed by monitoring maturities in our marketable securities portfolio. Our long-term debt at December 31, 2003 consists of outstanding balances on capital lease obligations of $0.5 million and a $3.3 million equipment-based term loan.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2004 and the interest rates are primarily fixed. Our capital lease obligations of $0.5 million at December 31, 2003 carry fixed interest rates of 6.53% and 11.15% per annum, with principal payments due in 60 and 48 monthly installments, respectively, which began in 2000.

In December 2002, we obtained a $5.0 million equipment-based term loan which accrues interest at a rate of 2.25% above prime. In December 2002 we had drawn down $5.0 million from the equipment-based term loan. Principal payments are due in 36 monthly installments which began in January 2003.

The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for our existing cash and cash equivalents, marketable securities and long-term debt instruments:

	Expected Maturity Date (as of December 31, 2003)
	2004	2005	2006	2007	2008	Total	Fair Value
	(in thousands)

ASSETS:
Cash and cash equivalents	$45,378	$—	$—	$—	$—	$45,378	$45,378
Short-term marketable securities	2,292	—	—	—	—	2,292	2,292
Weighted average interest rate	1.16%	—	—	—	—	—	—

LIABILITIES:
Equipment-based term loan	$1,667	$1,667	$—	$—	$—	$3,334	$3,334
Fixed rate debt lease obligation	322	182	—	—	—	504	504
Weighted average interest rate	6.5%	6.5%	—	—	—	—	—

Qualitative Disclosures

Interest Rate Risk.    Our primary interest rate risk exposures relate to:

•	A decrease in the value of available-for-sale securities if market interest rates increase;

•	Our ability to pay long-term debts at maturity; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

We have the ability to hold at least a portion of the fixed income investments until maturity. As a result, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our short- and long-term marketable securities portfolio.

We manage interest rate risk on our outstanding long-term debts through the use of fixed rate debt. Management evaluates our financial position on an ongoing basis.

Currency Rate Risk.    Our primary currency rate risk exposures relate to:

•	Our decentralized or outsourced operations, whereby approximately $15.4 million of our annual expenses are related to operations outside the United States, denominated in currencies other than the U.S. dollar.

We do not hedge any balance sheet exposures or intercompany balances against future movements in foreign exchange rates. The exposure related to currency rate movements would not likely have a material impact on future net income or cash flows for the foreseeable future.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly Results of Operations

	Three Months Ended
	2003				2002
	Dec. 31	Sep. 30	June 30	March 31	Dec. 31	Sep. 30	June 30	March 31
	(in thousands, except per share data) (unaudited)
Revenues	$36,502	$34,038	$29,225	$22,960	$20,751	$17,375	$15,714	$15,858
Gross profit	23,576	20,592	15,956	11,036	9,112	6,777	4,984	3,834
Operating profit (loss)	470	(1,748)	(8,186)	(10,473)	(15,194)	(17,789)	(20,242)	(19,710)
Net profit (loss)	452	(2,144)	(7,759)	(10,671)	(15,396)	(17,806)	(20,313)	(19,304)
Net profit (loss) available to common stockholders	$452	$(2,144)	$(7,759)	$(10,671)	$(15,396)	$(17,806)	$(20,313)	$(19,304)
Net profit (loss) per share available to common stockholders, basic	$0.01	$(0.04)	$(0.13)	$(0.19)	$(0.30)	$(0.38)	$(0.44)	$(0.42)
Shares used in computing per share amounts, basic	58,398	57,948	57,489	57,189	51,796	46,934	46,576	46,152
Net profit (loss) per share available to common stockholders, diluted	$0.01	$(0.04)	$(0.13)	$(0.19)	$(0.30)	$(0.38)	$(0.44)	$(0.42)
Shares used in computing per share amounts, diluted	63,704	57,948	57,489	57,189	51,796	46,934	46,576	46,152

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Align Technology, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 27, 2004

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$44,939	$35,552
Restricted cash	439	3,261
Marketable securities, short-term	2,292	2,693
Accounts receivable, net of allowance for doubtful accounts of $1,259 and $2,111 at December 31, 2003 and 2002, respectively	21,265	16,766
Inventories, net	1,395	1,533
Deferred costs	939	1,139
Prepaid expenses	4,097	2,352
Other current assets	1,748	2,536

Total current assets	77,114	65,832
Property and equipment, net	23,121	25,078
Other assets	1,967	1,946

Total assets	$102,202	$92,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,095	$3,403
Accrued liabilities	19,180	9,683
Deferred revenue	13,113	9,403
Current portion of equipment-based term loan	1,667	1,667
Current portion of capital lease obligations	322	516

Total current liabilities	37,377	24,672
Equipment-based term loan, net of current portion	1,667	3,333
Capital lease obligations, net of current portion	182	504

Total liabilities	39,226	28,509

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized: 5,000 shares at December 2003 and 2002; Issued and Outstanding: no shares at December 31, 2003 and 2002	—	—
Common stock, $0.0001 par value, Authorized: 200,000 shares at December 31, 2003 and 2002; Issued: 58,793 and 57,740 shares at December 31, 2003 and 2002, respectively; Outstanding: 58,753 and 57,700 shares at December 31, 2003 and 2002, respectively	6	6
Additional paid-in capital	368,796	364,691
Deferred stock-based compensation	(5,219)	(19,005)
Notes receivable from stockholders	(17)	(892)
Accumulated other comprehensive income	2	17
Accumulated deficit	(300,592)	(280,470)

Total stockholders’ equity	62,976	64,347

Total liabilities and stockholders’ equity	$102,202	$92,856

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Invisalign	$115,278	$63,690	$43,379
Ancillary products and other services	7,447	6,008	1,429

Total revenues	122,725	69,698	44,808

Cost of revenues:
Invisalign	43,990	37,089	45,039
Ancillary products and other services	7,575	7,902	1,791

Total cost of revenues	51,565	44,991	46,830

Gross profit (loss)	71,160	24,707	(2,022)

Operating expenses:
Sales and marketing	43,689	45,313	51,929
General and administrative	34,296	39,265	31,174
Research and development	13,112	13,064	15,644

Total operating expenses	91,097	97,642	98,747

Loss from operations	(19,937)	(72,935)	(100,769)
Interest income	531	979	4,261
Interest expense	(364)	(162)	(1,999)
Other expense	(268)	(701)	(532)

Net loss before provision for income taxes	(20,038)	(72,819)	(99,039)
Provision for income taxes	84	—	10

Net loss	(20,122)	(72,819)	(99,049)
Dividend related to beneficial conversion feature of preferred stock	—	—	(11,191)

Net loss available to common stockholders	$(20,122)	$(72,819)	$(110,240)

Net loss per share available to common stockholders, basic and diluted	$(0.35)	$(1.52)	$(2.61)

Shares used in computing net loss per share available to common stockholders, basic and diluted	57,758	47,878	42,247

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount
Balances at December 31, 2000	9,622	$1	$105,828	$(80,160)	$(1,814)	$73	$(108,602)	$(84,674)
Net loss	—	—	—	—	—	—	(99,049)	(99,049)
Net change in unrealized gain from available-for-sale securities	—	—	—	—	—	153	—	153

Comprehensive loss								(98,896)

Issuance of common stock to preferred stockholders upon conversion	26,998	3	128,870	—	—	—	—	128,873
Sale of common stock upon the completion of initial public offering, net of issuance costs of $12,200	10,629	1	125,976	—	—	—	—	125,977
Issuance of common stock upon exercise of stock options	260	—	184	—	—	—	—	184
Issuance of common stock relating to employee stock purchase plan	39	—	245	—	—	—	—	245
Issuance of common stock upon the conversion and the exercise of warrants	529	—	1,818	—	—	—	—	1,818
Repurchase of common stock	(306)	—	(266)	—	213	—	—	(53)
Cancellations, net of deferred stock compensation	—	—	(9,627)	9,627	—	—	—	—
Charge for accelerated vesting of common stock options	—	—	224	—	—	—	—	224
Payments on stockholders notes receivable	—	—	—	—	287	—	—	287
Interest accrued on stockholders notes receivable	—	—	—	—	(170)	—	—	(170)
Amortization of deferred stock compensation	—	—	—	22,209	—	—	—	22,209
Beneficial conversion feature embedded in convertible subordinated notes	—	—	1,803	—	—	—	—	1,803
Beneficial conversion feature embedded in preferred stock sold	—	—	11,191	—	—	—	—	11,191
Deemed dividend on preferred stock	—	—	(11,191)	—	—	—	—	(11,191)

Balances at December 31, 2001	47,771	5	355,055	(48,324)	(1,484)	226	(207,651)	97,827
Net loss	—	—	—	—	—	—	(72,819)	(72,819)
Net change in unrealized gain from available-for-sale securities	—	—	—	—	—	(209)	—	(209)

Comprehensive loss,								(73,028)

Sale of common stock upon the completion of private stock offering, net of issuance costs of $54	9,579	1	18,145	—	—	—	—	18,146
Issuance of common stock relating to employee stock purchase plan	163	—	480	—	—	—	—	480
Issuance of common stock upon exercise of stock options	670	—	625	—	(3)	—	—	622
Repurchase of common stock contributed to the treasury	(40)	—	(170)	—	—	—	—	(170)
Repurchase of common stock	(443)	—	(410)	—	263	—	—	(147)
Payments on stockholder notes receivable	—	—	—	—	401	—	—	401
Interest accrued on stockholder notes receivable	—	—	—	—	(69)	—	—	(69)
Cancellations, net of deferred stock compensation	—	—	(13,289)	12,735	—	—	—	(554)
Amortization of deferred stock compensation	—	—	—	16,584	—	—	—	16,584
Charge for compensation expense on non-employee stock options	—	—	2,010	—	—	—	—	2,010
Charge for accelerated vesting of employee stock options	—	—	2,245	—	—	—	—	2,245

Balances at December 31, 2002	57,700	6	364,691	(19,005)	(892)	17	(280,470)	64,347
Net loss	—	—	—	—	—	—	(20,122)	(20,122)
Net change in unrealized gain from available-for-sale securities	—	—	—	—	—	(15)	—	(15)

Comprehensive loss								(20,137)

Issuance of common stock relating to employee stock purchase plan	194	—	434	—	—	—	—	434
Issuance of common stock upon exercise of stock options	879	—	2,446	—	—	—	—	2,446
Repurchase of common stock	(20)	—	(20)	—	—	—	—	(20)
Payments on stockholder notes receivable	—	—	—	—	921	—	—	921
Interest accrued on stockholder notes receivable	—	—	—	—	(46)	—	—	(46)
Cancellations, net of deferred stock compensation	—	—	(990)	990	—	—	—	—
Amortization of deferred stock compensation	—	—	—	12,796	—	—	—	12,796
Charge for compensation expense on non-employee stock options	—	—	1,276	—	—	—	—	1,276
Charge for accelerated vesting of employee stock options	—	—	959	—	—	—	—	959

Balances at December 31, 2003	58,753	$6	$368,796	$(5,219)	$(17)	$2	$(300,592)	$62,976

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,122)	$(72,819)	$(99,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,119	13,051	7,592
Amortization of deferred stock-based compensation	12,796	16,030	22,209
Compensation expense for accelerated vesting of stock options	959	2,245	224
Stock-based compensation	1,276	2,010	—
Loss on retirement, disposal and impairment of fixed assets	279	2,052	35
Provision for doubtful accounts	(86)	229	1,388
Non-cash interest income on notes receivable from stockholders	(46)	(69)	(170)
Non-cash interest expense on convertible subordinated notes	—	—	1,803
Non-cash accretion on marketable securities	1	98	(1,174)
Provision for excess and obsolete inventory	(216)	(86)	555
Changes in operating assets and liabilities:
Accounts receivable	(4,413)	(5,439)	(8,479)
Deferred costs	200	(425)	1,717
Inventories	354	102	(80)
Prepaid expenses and other current assets	(940)	(891)	(1,886)
Accounts payable	(246)	(2,450)	(450)
Accrued liabilities	9,497	(313)	(2,867)
Deferred revenue	3,710	6,276	777

Net cash provided by (used in) operating activities	12,122	(40,399)	(77,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,585)	(8,112)	(19,175)
Proceeds from sale of property and equipment	65	—	—
Restricted cash	2,822	(2,538)	15,263
Purchase of marketable securities	(7,684)	(1,972)	(72,219)
Maturities of marketable securities	8,069	14,093	54,412
Proceeds from sale of marketable securities	—	—	19,898
Other assets	(21)	41	(139)

Net cash (used in) provided by investing activities	(4,334)	1,512	(1,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,880	19,248	138,606
Proceeds from payment on stockholders’ notes receivable	921	401	287
Repurchase of common stock	(20)	(317)	(53)
Payments for incurred IPO costs	—	—	(10,853)
Proceeds from draw down of line of credit	—	5,000	—
Payments on line of credit	(1,666)	—	—
Payments on capital lease obligations	(516)	(443)	(450)

Net cash provided by financing activities	1,599	23,889	127,537

Net increase (decrease) in cash and cash equivalents	9,387	(14,998)	47,722
Cash and cash equivalents, beginning of year	35,552	50,550	2,828

Cash and cash equivalents, end of year	$44,939	$35,552	$50,550

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

Restricted cash

The Company’s restricted cash as of December 31, 2003 of $439,000 was primarily comprised of security against leasing arrangements in Europe. The Company’s restricted cash as of December 31, 2002 was primarily comprised of $3,000,000, which represented the minimum deposit requirement in connection with the Company’s revolving line of credit and equipment loan facility with Comerica Bank (see note 7). The minimum deposit requirement for the Comerica loan facility was removed from the loan agreement in December 2003.

Short- and long-term marketable securities

Marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities classified as current assets have scheduled maturities of less than one year, while marketable securities classified

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests excess cash primarily in money market funds of major financial institutions, commercial paper and notes. The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of the Company’s accounts receivable at December 31, 2003 and 2002, or net revenues in fiscal 2003, 2002 and 2001.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are: three years for computer software and hardware and five years for plant equipment, furniture, fixtures and equipment. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets, or the remaining lease term, whichever is shorter. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Development costs for internal use software and web-site development

Website development and related costs consist of external and internal costs incurred to purchase and implement the website software and significant enhancements used in the Company’s business. Costs incurred in the development of application and infrastructure of the website are capitalized and amortized over the estimated useful life of the website. During fiscal 2002, the Company re-engineered its website, and previously capitalized costs of $392,000 were written off. Website development costs of $103,000 had been capitalized as of December 31, 2003 and 2002. Amortization of website development costs commenced upon launch of the website. Accumulated amortization as of December 31, 2003 and 2002 amounted to $74,000 and $40,000, respectively.

Internal and external costs of designing, creating and maintaining website content, graphics and user interface on the web site are expensed as incurred.

There was other software developed for internal use and capitalized as of December 31, 2003 and 2002 in the amount of $1,099,000 and $1,124,000, respectively. Accumulated amortization as of December 31, 2003 and 2002 amounted to $369,000 and $192,000 respectively.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table reflects the change in the Company’s warranty accrual during the year ended December 31, 2003.

(in thousands)
Warranty accrual, December 31, 2002	$514
Charged to costs and expenses	2,004
Actual warranty expenditures	(1,656)

Warranty accrual, December 31, 2003	$862

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

In May 2003, the Company updated its domestic pricing policy to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which the Company believes represents its fair value based on competitive product offerings. Revenue deferrals associated with case refinement after May 1, 2003 are $125 per case. This revenue deferral represents the fair value of a case refinement as determined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration, which ever is earliest.

Service revenues earned under agreements with third parties for training of dental professionals and staff for Invisalign are recorded as the services are performed. Charges to third parties are based on negotiated rates which are intended to approximate a mark-up on anticipated costs.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates and records a provision for amounts of estimated losses on sales, if any, in the period such sales occur.

Research and development

Research and development costs are expensed as incurred.

Advertising costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2003, 2002 and 2001 advertising costs totaled $5,003,000, $5,993,000 and $17,466,000, respectively.

Foreign currency

The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are re-measured into U.S. dollars at current exchange rates. Revenues and expenses are re-measured at average exchange rates in effect during each period. Gains or losses from foreign currency re-measurement are included in other income (expense).

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations and complies with the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123.” The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss available to common stockholders, as reported	$(20,122)	$(72,819)	$(110,240)
Add: Total stock-based employee compensation expense included in reported net earnings	13,378	18,784	22,571
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(26,742)	(29,350)	(28,271)

Pro forma net loss available to common stockholders	$(33,486)	$(83,385)	$(115.940)

Basic and diluted net loss per common share available to common stockholders:
As reported	$(0.35)	$(1.52)	$(2.61)

Pro forma	$(0.58)	$(1.74)	$(2.74)

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

The value of options granted to employees is estimated on the date of grant using the minimum value method for shares issued prior to January 25, 2001, the date of the IPO, and using the Black-Scholes option valuation model subsequent to the IPO with the following weighted assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.02%	3.03%	4.36%
Expected life	5 years	5 years	5 years
Volatility	101.8%	119.8%	117%

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

Segments

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. During all periods presented, the Company operated in a single business segment. No single country, other than the United States of America, accounted for 10% or more of assets or 10% or more of revenues in fiscal 2003, 2002 and 2001.

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

The following is a reconciliation of the numerator (net loss available to common stockholders) and the denominator (number of shares) used in the basic and diluted net loss per share calculations (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss available to common stockholders	$(20,122)	$(72,819)	$(110,240)

Basic and diluted:
Weight-average common shares outstanding	58,166	49,112	45,189
Less: Weighted-average shares subject to repurchase	408	1,234	2,942

Weighted-average shares used in basic and diluted net loss per share	57,758	47,878	42,247

Net loss per share available to common stockholders	$(0.35)	$(1.52)	$(2.61)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the years indicated (in thousands):

	Year Ended December 31,
	2003	2002	2001
Options to purchase common stock	8,767	7,670	5,489
Common stock subject to repurchase	200	637	1,969

	8,967	8,307	7,458

Recent Accounting Pronouncements

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3    Short- and long-term marketable securities

The amortized cost and fair value of available-for-sale securities at December 31, 2003 are as follows (in thousands):

	Amortized Cost	Unrealized Gain	Fair Value	Maturity Date
Short-term marketable securities
Corporate notes	$2,290	$2	$2,292	February 2004

Note 4    Balance Sheet Components

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$859	$931
Work in progress	201	285
Finished goods	335	317

	$1,395	$1,533

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Clinical and manufacturing equipment	$26,558	$24,662
Computer hardware	7,471	7,130
Computer software	3,413	3,350
Furniture and fixtures	3,961	3,813
Leasehold improvements	5,522	5,321
Construction in progress	2,133	191

	49,058	44,467
Less: Accumulated depreciation and amortization	(25,937)	(19,389)

	$23,121	$25,078

During fiscal 2002, the Company recorded an impairment charge for the land in Pakistan of $0.9 million (See note 6).

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment includes approximately $2,223,000 of assets under capital leases at December 31, 2003 and 2002. Accumulated amortization of assets under capital leases totaled approximately $1,771,000 and $1,264,000 at December 31, 2003 and 2002, respectively.

Depreciation expense and amortization was $9,119,000, $13,051,000 and $7,592,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued marketing expenses	$2,391	$1,828
Accrued payroll and benefits	7,348	4,231
Sales and franchise taxes	2,041	1,055
Warranty	862	514
Litigation settlement	2,094	—
Other	4,444	2,055

	$19,180	$9,683

Note 5    Commitments and Contingencies

Operating leases

In June 2000, the Company entered into a non-cancelable operating lease to lease a manufacturing facility in Santa Clara, California. The lease term is for five years and commenced on July 1, 2000. The Company paid $1,175,000 security deposit upon execution of the lease.

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

In February 2003, the Company entered into an agreement to lease an operating facility in San Jose, Costa Rica. The lease term began on November 1, 2003 and expires on November 30, 2008.

Total rent expense was $3,504,000, $4,355,000 and $3,349,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The future minimum lease payments under operating leases as of December 31, 2003 are $4,073,000, $2,739,000, $1,136,000, $746,000, $600,000 and $0 for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized lease obligations

In February 2000, the Company leased a stereolithography machines from Leasing Technologies International, Inc. (“LTI”) under a master lease agreement entered into between the Company and LTI in August 1999. Under the terms of the lease, the value of the leased equipment is $729,000 at a borrowing rate of 11.154% per annum. The term of the lease is for 48 months with a bargain purchase option at the end of the lease to purchase the equipment at 15% of the purchase price.

In May and August 2000, the Company leased two stereolithography machines from 3D Capital Corporation (“3D”) under a Master Lease Agreement entered into in March 2000 for a total value of $1,479,000 at a borrowing rate of 6.533% per annum for a period of 60 months. In July 2001 this lease was assigned to DeLage Landen.

Future minimum payments under capital lease obligations are as follows (in thousands):

Year Ended December 31,
2004	$348
2005	187
2006	—
2007	—

Minimum lease payments	535
Less: Amount representing interest	(31)

Present value of minimum lease payments	504
Amount due within one year	(322)

Amount due after one year	$182

Contingencies

In October 2003, the Company entered into a Loan Agreement with General Orthodontics, LLC, whereby the Company agrees to make loan advances to General Orthodontics, LLC of amounts not to exceed an aggregate principle balance of $200,000. The commitment by the Company to make loans to General Orthodontics, LLC shall expire upon General Orthodontics, LLC obtaining alternative financing. Interest on the loans will accrue on the unpaid principal amount of the outstanding loans at an annual rate of 5%. All loan advances and accrued interest are due and payable no later than October 2006.

On January 6, 2003, Ormco Corporation filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. We responded to Ormco’s counterclaims on April 2, 2003. We amended our counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to our counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted us to amend our counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 15, 2003. On October 27, 2003, we filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff and an October 2004 trial date.

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

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent Nos. 6,244,861 and 6,616,444 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The treatment plan simulation developed in our facilities determines the final positioning of a patient’s teeth but is not based on a derived or ideal dental archform of the patient.

The claims in our U.S. Patent Nos. 6,398,548 and 6,554,611 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

We strongly believe that Ormco’s claims of infringement lack merit and that our counterclaim of infringement will be successful. However, the outcome of a lawsuit is inherently unpredictable. Should our technology be found to infringe any one of Ormco’s asserted patents, we would have to seek a license from Ormco, which might not be available on commercially reasonable terms or at all. In that event, we could be subject to damages or an injunction, which could materially adversely affect our business.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 9, 2002, the Company exercised its right to terminate an Exclusive Marketing Agreement dated October 18, 2001 with Discus Dental Impressions, Inc. pursuant to the express terms of the Agreement and issued a press release reporting this termination. On or about May 14, 2002, the Company received a demand for arbitration submitted by Discus Dental with the American Arbitration Association in San Jose, California. In its arbitration demand, Discus Dental sought damages of approximately $30 million, including commissions and bonus payments it claims it would have allegedly received under the Agreement as well as other expenses, attorneys’ fees and injunctive relief to prevent the Company from selling Invisalign to dentists in the U.S. and Canada. Based on a review of the factual and legal issues, the Company denied all claims made by Discus Dental in its demand and contended that such claims were entirely without merit. In addition, on or about June 13, 2002, the Company submitted a counter-claim against Discus in the arbitration seeking damages of approximately $40 million arising out of the Company’s claims for misrepresentation, breach of confidentiality provisions, and unfair competition, among others. Three arbitrators were selected (the “Panel”), and the arbitration hearing commenced in San Francisco on August 18, 2003. The parties completed presenting witness testimony on September 9, 2003. The parties completed all post-hearing legal briefing on October 10, 2003, and closing argument was heard on October 29, 2003. At the closing argument before the Panel, Discus sought lost profit damages of $46.5 million and loss of good will/out of pocket damages of $13.5 million. The Company previously and voluntarily dismissed its damage counter-claims but maintained its counter-claim for declaratory relief, seeking a judicial declaration that the Company properly terminated the Agreement with Discus.

On February 9, 2004, the Panel issued its final arbitration award which concluded the arbitration proceedings initiated by Discus. Under the final arbitration award, Discus is entitled to a judgment in the amount of $1.00 in damages and reasonable attorney fees and costs in the amount of $2.1 million. In reaching their decision, the arbitrators found that Align’s termination of its marketing agreement with Discus in April of 2002 was wrongful. The Company included the $2.1 million charge relating to the final arbitration award in general and administrative expenses for the year ended December 31, 2003.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 6    Restructuring, Land and Impairment

In July 2002, the Company announced a plan to streamline worldwide operations. The plan included closing the Company’s facilities in Pakistan and the U.A.E. The Company transitioned operations performed at these facilities to the United States and Costa Rica. For the period ending December 31, 2002, the Company recorded severance charges of $2.3 million, facility closure charges of $0.9 million, a loss on disposal of fixed assets of $1.1 million and an impairment charge of $0.9 million related to the land in Pakistan. The land was written down to a zero value to reflect its fair value as estimated by management. Approximately $0.1 million of accrued charges related to professional fees were included in accrued liabilities as of December 31, 2002. The Company discontinued operations at its facilities in Pakistan and the U.A.E. in October and December 2002, respectively. The Company concluded the remainder of its indirect operational activities related to the Costa Rica transition in January 2003. The Company will cease non-operational closing activities in Pakistan when the land is disposed of and in the U.A.E. when the necessary statutory filings have been completed.

Note 7    Credit Facilities

In December 2002 the Company obtained up to a $10.0 million revolving line of credit based on domestic accounts receivable. In December 2003, the Company negotiated more favorable terms and increased the line of

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit up to $15.0 million which accrues interest at a rate of 0.5% above prime. In December 2002, the Company also obtained and accessed a $5.0 million equipment-based term loan which accrues interest at a rate of 2.25% above prime. As of December 31, 2003 the Company had not drawn down the revolving line of credit and had not drawn down on any new funds in fiscal 2003 from the $5.0 million equipment-based term loan. As of December 31, 2003, the equipment-based term loan had an outstanding balance of $3.3 million. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. Principal payments are due in 36 monthly installments beginning in January 2003. Annual principal payments of $1.7 million are due for each of the years 2004 and 2005.

Note 8    Stockholders Equity

Preferred Stock

As of December 31, 2003, the Company has authorized 5,000,000 shares of preferred stock, $0.0001 par value, none of which was issued and outstanding. The Company’s Board of Directors is authorized to determine the designation, powers, preferences and rights of preferred stock.

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock having priority rights as to dividends. The Company has not declared or paid and dividends as of December 31, 2003.

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

Restricted stock purchase agreement

The Company has sold shares of its common stock to founders of the Company under agreements which provide for repurchase of the stock by the Company at the stock’s original purchase price upon termination of employment. The Company’s right to repurchase lapses at any time prior to the earlier of: (i) three years from date of agreement; (ii) the closing of an “Asset Transfer” or an “Acquisition”; or (iii) the voluntary liquidation, dissolution, or winding up of the Company. The Company has also sold shares of its common stock to employees, directors and consultants under the terms of the 1997 Equity Incentive Plan that includes an early exercise feature. The Company’s right to repurchase under those terms lapses over the vesting period of the underlying option exercised. At December 31, 2003 and 2002, 200,298 and 636,809 shares of common stock, respectively, were subject to repurchase.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2001 Stock Incentive Plan

On January 4, 2001, the Board of Directors adopted the 2001 Plan, which will terminate no later than 2011, provides for the granting of incentive stock options, non statutory stock options and restricted stock purchase frights and stock bonuses to employees, and consultants. As of December 31, 2003, a total of 13,273,369 shares of common stock have been authorized for issuance under the 2001 Plan. The 2001 Plan was approved by the Stockholders prior to the IPO.

Activity under the 1997 Plan, the Executive Grants and the 2001 Plan are set forth below (in thousands, except per share data):

	Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Aggregate Price
Balances at December 31, 2000	1,324	2,862	$0.82	$2,345
Increase in pool	10,000	—	—	—
Options granted	(3,423)	3,423	11.11	38,038
Options exercised	—	(260)	0.71	(184)
Stock repurchased	306	—	0.87	—
Options cancelled	536	(536)	1.88	(1,006)

Balances at December 31, 2001	8,743	5,489	$7.14	$(39,193)
Increase in pool	2,388	—	—	—
Options granted	(4,150)	4,150	4.22	17,513
Options exercised	—	(670)	0.93	(622)
Stock repurchased	443	—	0.96	—
Options cancelled	1,299	(1,299)	4.54	(5,902)

Balances at December 31, 2002	8,723	7,670	$6.54	$50,182
Increase in pool	2,885	—	—	—
Options granted	(2,720)	2,720	8.48	23,062
Options exercised	—	(879)	2.78	(2,446)
Stock repurchased	20	—	1.02	—
Options cancelled	244	(244)	6.88	(1,677)
Options expired	—	(500)	15.00	(7,500)

Balances at December 31, 2003	9,152	8,767	$7.03	$61,621

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows (in thousands, except per share data):

	Options Outstanding			Vested
Range of Exercise Prices	Number of Outstanding and Exercisable	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.01 – 1.86	1,097	6.7	$0.87	966	$0.75
1.87 – 3.72	914	8.7	2.66	214	2.39
3.73 – 5.58	2,638	8.2	4.79	1,236	4.77
5.59 – 7.44	1,618	9.1	6.17	191	6.28
7.45 – 9.31	137	8.7	8.02	24	8.13
9.32 – 11.17	109	8.3	10.06	40	9.88
11.18 – 13.03	246	9.6	12.39	32	12.30
13.04 – 14.89	245	9.7	13.97	92	14.25
14.90 – 16.75	1,658	7.3	15.14	1,229	15.00
$16.76 – 18.61	105	9.9	$17.47	—	$—

	8,767			4,024

The weighted average per share fair values of options granted during the years ended December 31, 2003, 2002 and 2001 were $6.03, $3.50 and, $9.25, respectively.

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

Under the Employee Stock Purchase Plan, the Company sold approximately 194,000 and 163,000 shares of common stock during the years ended December 31, 2003 and 2002, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002
Risk free interest rate	1.73%	3.03%
Expected life	2 years	2 years
Expected volatility	117.%	119.8%

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company records deferred stock-based compensation for the excess of the deemed fair market value over the exercise price at the date of grant related to options granted to employees. The Company did not record stock-based compensation for the fiscal years 2003 and 2002 related to options issued to employees. In fiscal 2001 the Company has recorded deferred stock-based compensation of $3,530,000 related to options issued to employees to purchase common stock. During fiscal 2003, 2002, and 2001, the Company reversed $1,355,000, $12,419,000 and $12,673,000, respectively, of unrecognized deferred compensation relating to employees that have terminated employment with the Company. The compensation expense is being recognized over the option vesting period of four years using the straight-line method. For the years ended December 31, 2003, 2002, and 2001, the Company recorded amortization of stock-based compensation of $12,419,000, $16,539,000 and $22,347,000, respectively, in connection with options granted to employees.

For options granted to consultants, the Company determines the fair value of the options using the Black-Scholes pricing model. The Company has recorded additional (reversals of) deferred stock-based compensation of $365,000, $(316,000) and $(484,000) for the years ended December 31, 2003, 2002 and 2001, respectively, for options issued to non-employees in fiscal 2001 and 2000. The compensation expense is being recognized over the option vesting period of four years, using the method presented by FIN 28. For the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization of stock-based compensation expense/(reversals of expense) of $377,000, $45,000 and $(138,000), respectively, in connection with options granted to consultants.

The Company recorded stock-based compensation expense of $1,276,000 and $2,010,000 related to stock options granted to non-employees in fiscal 2003 and fiscal 2002, respectively.

The Company accelerated the vesting of options to several employees in connection with related severance packages. The acceleration was accounted for in accordance with FIN 44 as a one-time charge to the statement of operations. The charges for December 31, 2003, 2002 and 2001 were $959,000, $2,245,000 and $224,000, respectively. The charge was equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Stock based compensation has been recorded as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Cost of revenues	$2,560	$3,399	$4,602
Sales and marketing	2,202	3,002	3,920
General and administrative	7,107	10,663	9,763
Research and development	3,162	3,221	4,148

	$15,031	$20,285	$22,433

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9    Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	Year Ended December 31,
	2003	2002
Deferred tax assets (liabilities):
Start-up costs	$—	$(129)
Net operating loss carryforwards	63,986	74,290
Research and development credit	4,022	4,642
Deferred revenue	4,597	3,668
Accruals, allowances & other	2,323	2,511

Deferred tax assets	74,928	84,982
Less: Valuation allowance	(74,928)	(84,982)

Net deferred tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2003.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended December 31,
	2003	2002
Tax at federal statutory rate	(34.00)%	(34.00)%
State, net of federal benefit	(6.00)	(6.00)
Deferred tax benefit not recognized	5.64	20.00
Amortization of stock-based compensation	30.00	11.15
Other	4.78	8.85

	0.42%	0.00%

As of December 31, 2003, the Company had a net operating loss carryforward of approximately $171.2 million for federal purposes and $67.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2017 for federal purposes and 2005 for state purposes.

The Company has research credit carryforwards of approximately $2.8 million and $1.3 million for federal and California state income tax purposes. If not utilized, the federal carryforward will expire in various amounts beginning in 2017. The California state credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$17	$—	$—
State	67	—	10

Total provision for income taxes	$84	$—	$10

Note 10    Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Taxes paid	$222	$231	$100

Interest paid	$364	$143	$150

Non-cash investing and financing activities:
Repurchase of note receivable for common stock	$—	$(260)	$(213)

Fixed assets acquired under capital lease	$—	$—	$13

Fixed assets acquired with accounts payable or accrued liabilities	$—	$48	$640

Accrual for IPO costs	$—	$—	$20

Conversion of warrants in conjunction with line of credit financings	$—	$—	$(1,818)

Deferred stock-based compensation	$549	$13,289	$9,627

Conversion of convertible subordinated notes into convertible preferred stock	$—	$—	$128,873

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

Note 12    Related Party Transactions

Loan to Officer

In April 2002, the Company issued a loan in the amount of $200,000 at a note of 9.5% per annum to a former officer of the Company, who at the time the loan was made was the Company’s Chairman of the Board. The note was secured by common stock of the Company. The loan was paid in full in fiscal 2003.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Notes Receivable

In connection with the exercise of certain stock options granted under the Company’s stock option plan, the Company has received promissory notes equal to the total exercise price of these stock options. These notes are full recourse promissory notes, which bear interest at 9.5% per annum, and accrued interest is payable annually on the anniversary of the issuance date of the note. During 2002, the original due date of the notes were extended by 18 months. The notes are collateralized by the shares of common stock held by employees. Promissory notes for the exercise of certain stock options totaling $17,000 and $892,000 were outstanding as of December 31, 2003 and 2002, respectively. These notes are classified as a reduction of stockholders’ equity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

PART III

Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning our directors is incorporated by reference to the Proxy Statement under the section captioned “Election of Directors.” The information required by this item concerning our executive officers is set forth in Part I, Item 1—“Business” of this Report on Form 10-K. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Audit Committee Financial Expert

Under Item 401(h) of Regulation S-K, Mr. Greg J. Santora is the designated audit committee financial expert. Mr. Santora is considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted on our Internet website. The Internet address for our website is http://www.aligntech.com, and the code of ethics may be found on the “Corporate Governance” section of our Investor Relations webpage.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above, or as otherwise required by The NASDAQ Stock Market.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan, the 2001 Stock Incentive Plan, each as amended, and certain individual arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,767,000	(1)(2)	$7.03	13,190,000	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	8,767,000		$7.03	13,190,000

(1)	This number reflects the number of securities to be issued upon exercise of outstanding options under the 2001 Stock Incentive Plan and arrangements outside of this Plan between Align Technology, Inc. and two former employees. In January 2001, all outstanding options under the 1997 Equity Incentive Plan were subsumed under the 2001 Stock Incentive Plan. Currently there are no options outstanding under the 1997 Equity Incentive Plan.

(2)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the Employee Stock Purchase Plan.

(3)

This number reflects securities available for future issuance under the 2001 Stock Incentive Plan and the Employee Stock Purchase Plan. In January 2001, all of the options available for issuance under the 1997 Equity Incentive Plan were subsumed under the 2001 Stock Incentive Plan. Currently there are no options available for issuance under the 1997 Equity Incentive Plan. Additionally, no options are available for issuance under any arrangement between Align Technology, Inc. and any individual. The 2001 Stock Incentive Plan provides that the number of shares of our Common Stock reserved for issuance thereunder will automatically increase on the first trading day of January in each calendar year by an amount equal to five percent (5%) of the total number of shares of Common Stock outstanding on the last trading day in

December of the immediately preceding calendar year, with this annual increase not to exceed 3,000,000 shares. The Employee Stock Purchase Plan provides that the number of shares of our Common Stock reserved for issuance thereunder will automatically increase on the first trading day of January in each calendar year by an amount equal to three percent (3%) of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, with this annual increase not to exceed 1,500,000 shares. As of December 31, 2003, the total number of our Common Stock reserved for issuance under the Employee Stock Purchase Plan is 4,038,000 shares. As of December 31, 2003, the number of options available for future issuance under the 2001 Stock Incentive Plan is 9,152,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Ratification of Appointment of Independent Accountants” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

1.	Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SCHEDULE II:    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write-offs	Reclasses from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	494	1,399	(24)	13	1,882
Year ended December 31, 2002	1,882	1,068	(821)	(18)	2,111
Year ended December 31, 2003	2,111	(86)	(753)	(13)	1,259
Allowance for deferred taxes:
Year ended December 31, 2001	32,523	30,617	—	—	63,140
Year ended December 31, 2002	63,140	21,842	—	—	84,982
Year ended December 31, 2003	84,982	(10,054)	—	—	74,928
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2001	—	555	—	—	555
Year ended December 31, 2002	555	51	(107)	(30)	469
Year ended December 31, 2003	469	18	(234)	—	253

3. Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of registrant.

3.2*	Amended and Restated Bylaws of registrant.

4.1*	Form of Specimen Common Stock Certificate.

4.2(1)	Stock Purchase Agreement, dated November 26, 2002, by and between certain investors and registrant.

10.1*	Amended and Restated Investors’ Rights Agreement, among registrant and certain of its stockholders, dated September 16, 2000.

10.2	Reserved.

10.3	Reserved.

10.4*	Lease Agreement by and between James Lindsey and registrant, dated June 20, 2000, for office space located at 881 Martin Avenue, Santa Clara, CA.

10.5	Reserved.

10.6	Reserved.

10.7*	Shelter Services Agreement between registrant and ELAMEX, S.A. DE C.V. dated February 16, 2000.

10.7.1(2)	Amendment dated June 3, 2002 to Shelter Services Agreement by ELAMEX, S.A. DE C.V. and registrant.

10.7.2(8)	Assignment of Interest and Obligations dated July 4, 2003 by and between ELAMEX, S.A. DE C.V. and International Manufacturing Solutions Operaciones, S.R.L.

10.8	Reserved.

10.9	Reserved.

10.10	Reserved.

10.11	Reserved.

10.12	Reserved.

10.13*†	Registrant’s 2001 Stock Incentive Plan.

10.14*†	Registrant’s Employee Stock Purchase Plan.

10.15*	Form of Indemnification Agreement by and between registrant and its Board of Directors.

10.17	Reserved.

10.18(3)	Agreement to confirm consulting and board duties, dated February 26, 2002, between Kelsey Wirth and registrant.

10.19(3)	Transition, Consulting and Separation Agreement, dated March 27, 2002, between Muhammad Ziaulluh Chishti and registrant.

10.20†(3)	Employment Agreement dated March 27, 2002 between Thomas M. Prescott and registrant.

10.22(4)	Employment Offer Letter dated July 10, 2002 for Roger E. George, Vice-President of Legal Affairs and General Counsel.

10.23(5)	Employment Offer Letter dated July 15, 2002 for David S. Thrower, Vice-President of Global Marketing.

10.24(6)	Employment Offer Letter dated August 22, 2002 for Eldon M. Bullington, Chief Financial Officer and Vice-President, Finance.

Exhibit Number	Description

10.25†(2)	Form of Employment Agreement entered into by and between registrant and each of Amir Abolfathi, Eldon M. Bullington, Jon Field, Roger E. George, Len M. Hedge and David S. Thrower.

10.26†(2)	Stock Option Agreement dated January 4, 2001 by and between Kelsey Wirth and registrant.

10.27†(2)	Stock Option Agreement dated January 4, 2001 by and between Zia Chishti and registrant.

10.28(2)	Lease Agreement dated August 30, 2001 by and between James S. Lindsey and registrant for office space located at 821 Martin Avenue, Santa Clara, CA.

10.29(2)	Amendment to Master Professional Services Agreement dated May 20, 2002 by and between Invisible IT Inc. and registrant.

10.30(2)	Settlement Agreement and Mutual Release dated February 6, 2003 by and among GW Com, Inc., now known as Byair, Inc., Intelecady, Inc., James S. Lindsey and registrant.

10.31(2)	Consulting Agreement dated June 17, 2002 by and between Peter Riepenhausen and registrant.

10.32	Reserved

10.33(2)	Director Offer Letter dated March 6, 2003 for David E. Collins.

10.34	Reserved

10.35(2)	Loan and Security Agreement dated December 20, 2002 by and between Comerica Bank-California and registrant.

10.35.1(9)	Amendment No. 1 to Loan and Security Agreement with Limited Waiver dated as of August 4, 2003 by and between the registrant and Comerica Bank.

10.35.2	Amendment No. 3 to Loan and Security Agreement dated as of December 17, 2003 by and between registrant and Comerica Bank.

10.36(7)	Lease Agreement dated February 26, 2003 between KPMG FIDES (COSTA RICA) S.A., PARQUE GLOBAL S.A. and registrant.

10.37(10)	Director Offer Letter dated July 18, 2003 for Greg J. Santora.

10.38	Employment Agreement dated as of December 15, 2003 by and between registrant and Patricia Wadors.

21.1*	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the corresponding exhibit to Registrant’s Form S-1, as amended, filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-49932).

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

(1)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2002.

(2)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(4)	Incorporated by reference to Exhibit 10.18 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.19 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(6)	Incorporated by reference to Exhibit 10.20 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(7)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(8)	Incorporated by reference to Exhibit 10.7.1 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(9)	Incorporated by reference to the exhibit bearing the same number filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Incorporated by reference to the exhibit bearing the same number filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(b)    Reports on Form 8-K

On October 23, 2003 we furnished a current Report on Form 8-K reporting under Item 12 that on October 23, 2003, we were issuing a press release and holding a conference call regarding our financial results for the third quarter of fiscal 2003, ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2004.

ALIGN TECHNOLOGY, INC.

By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Prescott, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. PRESCOTT Thomas M. Prescott	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2004

/s/ ELDON M. BULLINGTON Eldon M. Bullington	Chief Financial Officer and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 9, 2004

/s/ KELSEY WIRTH Kelsey Wirth	Director	March 9, 2004

/s/ BRIAN DOVEY Brian Dovey	Director	March 9, 2004

/s/ JOSEPH LACOB Joseph Lacob	Director	March 9, 2004

/s/ H. KENT BOWEN H. Kent Bowen	Director	March 9, 2004

/s/ DAVID E. COLLINS David E. Collins	Director	March 9, 2004

/s/ GREG J. SANTORA Greg J. Santora	Director	March 9, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of registrant.

3.2*	Amended and Restated Bylaws of registrant.

4.1*	Form of Specimen Common Stock Certificate.

4.2(1)	Stock Purchase Agreement, dated November 26, 2002, by and between certain investors and registrant.

10.1*	Amended and Restated Investors’ Rights Agreement, among registrant and certain of its stockholders, dated September 16, 2000.

10.2	Reserved.

10.3	Reserved.

10.4*	Lease Agreement by and between James Lindsey and registrant, dated June 20, 2000, for office space located at 881 Martin Avenue, Santa Clara, CA.

10.5	Reserved.

10.6	Reserved.

10.7*	Shelter Services Agreement between registrant and ELAMEX, S.A. DE C.V. dated February 16, 2000.

10.7.1(2)	Amendment dated June 3, 2002 to Shelter Services Agreement by ELAMEX, S.A. DE C.V. and registrant.

10.7.2(8)	Assignment of Interest and Obligations dated July 4, 2003 by and between ELAMEX, S.A. DE C.V. and International Manufacturing Solutions Operaciones, S.R.L.

10.8	Reserved.

10.9	Reserved.

10.10	Reserved.

10.11	Reserved.

10.12	Reserved.

10.13*†	Registrant’s 2001 Stock Incentive Plan.

10.14*†	Registrant’s Employee Stock Purchase Plan.

10.15*	Form of Indemnification Agreement by and between registrant and its Board of Directors.

10.17	Reserved.

10.18(3)	Agreement to confirm consulting and board duties, dated February 26, 2002, between Kelsey Wirth and registrant.

10.19(3)	Transition, Consulting and Separation Agreement, dated March 27, 2002, between Muhammad Ziaulluh Chishti and registrant.

10.20†(3)	Employment Agreement dated March 27, 2002 between Thomas M. Prescott and registrant.

10.22(4)	Employment Offer Letter dated July 10, 2002 for Roger E. George, Vice-President of Legal Affairs and General Counsel.

10.23(5)	Employment Offer Letter dated July 15, 2002 for David S. Thrower, Vice-President of Global Marketing.

10.24(6)	Employment Offer Letter dated August 22, 2002 for Eldon M. Bullington, Chief Financial Officer and Vice-President, Finance.

Exhibit Number	Description

10.25†(2)	Form of Employment Agreement entered into by and between registrant and each of Amir Abolfathi, Eldon M. Bullington, Jon Field, Roger E. George, Len M. Hedge and David S. Thrower.

10.26†(2)	Stock Option Agreement dated January 4, 2001 by and between Kelsey Wirth and registrant.

10.27†(2)	Stock Option Agreement dated January 4, 2001 by and between Zia Chishti and registrant.

10.28(2)	Lease Agreement dated August 30, 2001 by and between James S. Lindsey and registrant for office space located at 821 Martin Avenue, Santa Clara, CA.

10.29(2)	Amendment to Master Professional Services Agreement dated May 20, 2002 by and between Invisible IT Inc. and registrant.

10.30(2)	Settlement Agreement and Mutual Release dated February 6, 2003 by and among GW Com, Inc., now known as Byair, Inc., Intelecady, Inc., James S. Lindsey and registrant.

10.31(2)	Consulting Agreement dated June 17, 2002 by and between Peter Riepenhausen and registrant.

10.32	Reserved

10.33(2)	Director Offer Letter dated March 6, 2003 for David E. Collins.

10.34	Reserved

10.35(2)	Loan and Security Agreement dated December 20, 2002 by and between Comerica Bank-California and registrant.

10.35.1(9)	Amendment No. 1 to Loan and Security Agreement with Limited Waiver dated as of August 4, 2003 by and between the registrant and Comerica Bank.

10.35.2	Amendment No. 3 to Loan and Security Agreement dated as of December 17, 2003 by and between registrant and Comerica Bank.

10.36(7)	Lease Agreement dated February 26, 2003 between KPMG FIDES (COSTA RICA) S.A., PARQUE GLOBAL S.A. and registrant.

10.37(10)	Director Offer Letter dated July 18, 2003 for Greg J. Santora.

10.38	Employment Agreement dated as of December 15, 2003 by and between registrant and Patricia Wadors.

21.1*	Subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the corresponding exhibit to Registrant’s Form S-1, as amended, filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-49932).

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

(1)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2002.

(2)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(4)	Incorporated by reference to Exhibit 10.18 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.19 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(6)	Incorporated by reference to Exhibit 10.20 filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(7)	Incorporated by reference to the exhibit bearing the same number filed with registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(8)	Incorporated by reference to Exhibit 10.7.1 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(9)	Incorporated by reference to the exhibit bearing the same number filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(10)	Incorporated by reference to the exhibit bearing the same number filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.