Form 10-Q
period 2004-03-31
ALIGN TECHNOLOGY INC
filed 2004-05-06
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 30, 2004 was 59,613,665.

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$47,816	$44,939
Restricted cash	352	439
Marketable securities, short-term	80	2,292
Accounts receivable, net of allowance	23,256	21,265
Inventories	1,272	1,395
Deferred costs	1,015	939
Prepaid expenses and other current assets	5,321	5,845

Total current assets	79,112	77,114
Property and equipment, net	22,586	23,121
Other assets	2,006	1,967

Total assets	$103,704	$102,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,307	$3,095
Accrued liabilities	16,216	19,180
Deferred revenues	13,067	13,113
Current portion of equipment-based term loan	1,667	1,667
Current portion of capital lease obligations	327	322

Total current liabilities	33,584	37,377
Equipment-based term loan, net of current portion	1,250	1,667
Capital lease obligations, net of current portion	98	182

Total liabilities	34,932	39,226

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at March 31, 2004 and December 31, 2003	—	—
Common stock: $0.0001 par value; Authorized: 200,000; Issued: 59,601 and 58,793 at March 31, 2004 and December 31, 2003, respectively; Outstanding: 59,561 and 58,753 shares at March 31, 2004 and December 31, 2003, respectively	6	6
Additional paid-in capital	371,923	368,796
Deferred compensation	(3,122)	(5,219)
Notes receivable from stockholders	—	(17)
Accumulated other comprehensive income	—	2
Accumulated deficit	(300,035)	(300,592)

Total stockholders’ equity	68,772	62,976

Total liabilities and stockholders’ equity	$103,074	$102,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$39,205	$22,960
Cost of revenues	13,393	11,924

Gross profit	25,812	11,036

Operating expenses:
Sales and marketing	13,272	10,630
General and administrative	8,277	7,894
Research and development	3,346	2,985

Total operating expenses	24,895	21,509

Profit (loss) from operations	917	(10,473)
Interest and other income (expense), net	(227)	(197)

Net profit (loss) before provision for income taxes	690	(10,670)
Provision for income taxes	(133)	(1)

Net profit (loss)	$557	$(10,671)

Net profit (loss) per share, basic	$0.01	$(0.19)

Shares used in computing net profit (loss) per share, basic	59,091	57,189

Net profit (loss) per share, diluted	$0.01	$(0.19)

Shares used in computing net profit (loss) per share, diluted	64,559	57,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net profit (loss)	$557	$(10,671)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	2,184	2,297
Stock-based compensation expense	2,217	4,263
Loss on retirement and disposal of fixed assets	6	145
Provision for doubtful accounts	86	(4)
Non-cash interest income on notes receivable from stockholders	—	(20)
Non-cash accretion on marketable securities	(2)	12
Changes in operating assets and liabilities:
Accounts receivable	(2,077)	(308)
Inventories	123	(229)
Deferred costs	(76)	108
Other current assets	524	(1,745)
Accounts payable	(788)	(434)
Accrued liabilities	(2,964)	1,201
Deferred revenue	(46)	2,138

Net cash used in operating activities	(256)	(3,247)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,655)	(630)
Decrease (increase) in restricted cash	87	(4)
Maturities of marketable securities	2,212	2,669
Other assets	(39)	(147)

Net cash provided by investing activities	605	1,888

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,007	225
Proceeds from payment on stockholders’ notes receivable	17	120
Payments on debt obligations	(496)	(541)

Net cash provided by (used in) financing activities	2,528	(196)

Net increase (decrease) in cash and cash equivalents	2,877	(1,555)
Cash and cash equivalents at beginning of period	44,939	35,552

Cash and cash equivalents at end of period	$47,816	$33,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period, and the Company makes no representations related thereto.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests excess cash primarily in commercial paper. The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of the Company’s accounts receivable at March 31, 2004 or at December 31, 2003, or net revenues for the three months ended March 31, 2004 or 2003.

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

2.	Net Profit (Loss) Per Share

Basic net profit (loss) per share is computed using the weighted average number of shares of common stock during the year. Diluted net profit (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method or the if-converted method, includes options and unvested shares subject to repurchase.

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net profit (loss)	$557	$(10,671)

Denominator:
Weighted-average common shares outstanding	59,253	57,766
Less: Unvested common shares subject to repurchase	(162)	(577)

Total shares, basic	59,091	57,189

Effect of dilutive securities:
Add: Dilutive common stock equivalents	5,306	—
Unvested shares subject to repurchase	162	—

Total shares, diluted	64,559	57,189

Basic net profit (loss) per share	$0.01	$(0.19)

Diluted net profit (loss) per share	$0.01	$(0.19)

The following table sets forth potential shares of common stock that are not included in the diluted net profit (loss) per share because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Options to purchase common stock	161	7,351
Common stock subject to repurchase	—	513

	161	7,864

3.	Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure requirements of SFAS 148. The following table illustrates the effect on net profit (loss) and net profit (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net profit (loss), as reported	$557	$(10,671)
Add: Stock-based employee compensation expense included in reported net loss	1,966	3,898
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(4,834)	(5,874)

Pro forma net loss	$(2,311)	$(12,647)

Basic and diluted net profit (loss) per common share:
As reported	$0.01	$(0.19)

Pro forma	$(0.04)	$(0.22)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk free interest rate	2.78%	3.03%
Expected life	5 years	5 years
Expected volatility	60%	120%

4.	Commitments and Contingencies

Short-term and Long-term Obligations

As of March 31, 2004, future minimum payments under lease obligations and financing agreements are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$3,144	$2,638	$969	$573	$451	$—	$7,775
Capital lease obligations	260	187	—	—	—	—	447
Equipment-based term loan	1,250	1,667	—	—	—	—	2,917

Total	$4,654	$4,492	$969	$573	$451	$—	$11,139

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

The following table reflects the change in the Company’s warranty accrual during the three months ended March 31, 2004 (in thousands):

Warranty accrual, December 31, 2003	$862
Charged to cost and expenses	623
Actual warranty expenses	(501)

Warranty accrual, March 31, 2004	$984

Contingencies

In October 2003, the Company entered into a Loan Agreement with General Orthodontics, LLC (“GO”), whereby the Company agrees to make loan advances to GO of amounts not to exceed an aggregate principle balance of $200,000. The commitment by the Company to make advances to GO shall expire upon GO obtaining alternative financing. Interest on the loans will accrue on the unpaid principal amount of the outstanding loans at an annual rate of 5%. All loan advances and accrued interest are due and payable no later than October 2006. No advances were made by the Company to GO as of March 31, 2004.

Legal Proceedings

On January 6, 2003, Ormco Corporation filed suit against the Company in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of its U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to the Company’s counterclaims on March 10, 2003 and asserted counterclaims against the Company seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. The Company responded to Ormco’s counterclaims on April 2, 2003. The Company amended its counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to our counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted the Company to amend its counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, the Company filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff and an October 2004 trial date. The Company filed a motion for summary judgment of non-infringement of each of Ormco’s patents earlier this year. The Court took this motion under submission but has not yet issued a ruling.

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

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent Nos. 6,244,861 and 6,616,444 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. In the treatment plan simulation developed in our facilities, a technician determines the final positioning of a patient’s teeth using Align’s software which final positioning is not based on a derived or ideal dental archform of the patient.

The claims in our U.S. Patent Nos. 6,398,548 and 6,554,611 relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth.

The Company strongly believes that Ormco’s claims of infringement lack merit and that the Company’s counterclaim of infringement will be successful. However, the outcome of a lawsuit is inherently unpredictable. Should the Company’s technology be found to infringe any one of Ormco’s asserted patents, the Company would have to seek a license from Ormco, which might not be available on commercially reasonable terms or at all. In that event, the Company could be subject to damages or an injunction, which could materially adversely affect our business.

From time to time, the Company has received and may in the future receive letters from third parties drawing its attention to their patent rights. While the Company does not believe that it infringes upon any valid and enforceable rights that have been brought to its attention, there may be other more pertinent rights of which the Company is presently unaware. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to the Company and significant diversion of effort by its technical and management personnel. An adverse determination in a patent suit by Ormco or in any other litigation or interference proceeding to which the Company may become a party could subject the Company to significant liabilities. An adverse determination of this nature could also put the Company’s patents at risk of being invalidated or interpreted narrowly or require the Company to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, the Company’s business would be materially adversely affected.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

5.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists entirely of unrealized gains and losses on available-for-sale securities. There were no unrealized gains or losses as of March 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Align Technology, founded in March 1997, designs, manufactures and markets Invisalign, a proprietary method for treating malocclusion, or the misalignment of teeth. Invisalign corrects malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position. Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with braces. Invisalign is appropriate for treating adults and older teens. Align Technology received FDA clearance to market Invisalign in 1998.

The Invisalign product has two components: ClinCheck™ and Aligners. ClinCheck™ is an internally developed computer-modeling program used to prepare electronic treatment plans. These treatment plans are developed in our operations facility in Costa Rica and are transmitted electronically back to the U.S. ClinCheck™ allows dental professionals to simulate treatment in three dimensions by modeling two-week stages of tooth movement. The electronic files which form the basis for ClinCheck™, are used in conjunction with stereolithography technology to manufacture Aligner molds. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck™ simulation. Aligners are customized to perform the treatment prescribed for an individual patient by dental professionals using ClinCheck™. A third party manufacturer in Mexico fabricates Aligners from the molds and ships the completed products to our customers.

Net revenue for the first quarter of fiscal 2004 was $39.2 million, an increase of 71% as compared to the first quarter of fiscal 2003. The increase was driven primarily from increases in the number of cases submitted for both the domestic orthodontic and general practitioner channels. Gross profit percentage increased for the first quarter of fiscal 2004 to 66% from 48% for the first quarter of fiscal 2003. The increase was primarily attributable to improved fixed cost absorption related to increasing volumes and continued manufacturing process improvements in both our treatment operations facility in Costa Rica and in the aligner fabrication process combined with increased revenues from case refinement utilization and expiration. Revenues are estimated to continue to grow during the remainder of fiscal 2004 and gross profit percentage is expected to grow slightly during the remainder of fiscal 2004.

Results of Operations

Revenues. Revenues for the quarter ended March 31, 2004 increased 71% to $39.2 million from $23.0 million for the quarter ended March 31, 2003. Revenues derived from the sale of Invisalign were $37.7 million for the quarter ended March 31, 2004 compared to Invisalign revenues of $21.7 million for the quarter ended March 31, 2003. The increase in Invisalign revenues for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 was primarily the result of an increase in the domestic orthodontic channel of $6.7 million, the domestic general practitioner channel of $8.0 million and the international channel of $1.3 million. For the quarter ended March 31, 2004, growth in the domestic orthodontic and general practitioner channels resulted primarily from an increase in the number of participating clinicians and utilization within their practices. The balance of our revenues represented training and sales of ancillary products of $1.5 million for the quarter ended March 31, 2004 and $1.3 million for the quarter ended March 31, 2003.

Cost of revenues. Cost of revenues for the quarter ended March 31, 2004 was $13.4 million compared to $11.9 million for the quarter ended March 31, 2003. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, training costs and the cost of facilities. Also included in cost of revenues are stock-based compensation expenses of $0.4 million and $0.7 million for the first quarters of fiscal 2004 and 2003, respectively. Gross profit for the quarter ended March 31, 2004 was $25.8 million or 66% of revenue, compared to a gross profit of $11.0 million or 48% of revenue for the quarter ended March 31, 2003. The higher gross profit in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 is primarily attributable to improved fixed cost absorption related to increasing volumes and continued manufacturing process efficiencies combined with increased revenues from case refinement utilization and expiration.

Sales and marketing. Sales and marketing expenses for the quarter ended March 31, 2004 were $13.3 million compared to $10.6 million for the quarter ended March 31, 2003. Sales and marketing expenses include sales force compensation (combined with travel related costs and expenses for professional marketing programs), Conducting workshops and market surveys, advertising and dental professional trade shows attendance. Sales and marketing expenses include stock-based compensation expenses of $0.3 million and $0.6 million in the first quarters of fiscal 2004 and 2003, respectively. The increase in sales and marketing expenses for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 resulted primarily from an increase in spending of $0.9 million related to incremental headcount in our North American sales and marketing work force, $0.6 million related to North America sales force training, $0.8 million related to our international workforce and consulting services, and $0.7 million related to increases in media, advertising costs and marketing promotions. The increase in spending was partially offset by the decrease of $0.3 million in stock-based compensation expense. We expect sales and marketing expense to increase throughout fiscal 2004 as we invest more on clinical education, direct-to-consumer advertising and related consumer programs.

General and administrative. General and administrative expenses for the quarter ended March 31, 2004 were $8.3 million compared to $7.9 million for the quarter ended March 31, 2003. General and administrative expenses included salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. General and administrative expenses include stock-based compensation expenses of $1.2 million and $2.2 million for the first quarters of fiscal 2004 and 2003, respectively. The increase in general and administrative expenses for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 resulted primarily from $0.8 million in incremental outside legal and professional services, $0.2 million in incremental payroll and travel expenses, and $0.4 in incremental general corporate expenses. Included in outside legal and professional services for the quarter ended March 31, 2004 is a $0.4 million charge for termination of a regional distribution agreement in Europe. The increase in spending was partially offset by the decrease of $1.0 million in stock-based compensation expense.

Research and development. Research and development expenses for the quarter ended March 31, 2004 were $3.3 million and $3.0 million for the quarter ended March 31, 2003. Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses included $0.4 million and $0.7 million of stock-based compensation for the first quarters of fiscal 2004 and 2003, respectively. The increase in expenses for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 resulted primarily from increased spending of $0.6 million for product improvement initiatives, partially offset be a decrease of $0.3 million in stock-based compensation. For the remainder of fiscal 2004, we expect to increase research and development spending for clinical research and product improvement initiatives.

Interest and other income (expense), net. Interest and other expense was $0.2 million for each of the quarters ended March 31, 2004 and 2003. Interest expense decreased by $0.1 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Foreign currency translation losses increased $0.1 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Stock-based compensation. In connection with the grant of stock options to employees and non-employees prior to 2001, we recorded deferred stock-based compensation as a component of stockholders’ equity. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options vest, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in deferred compensation. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. For the quarters ended March 31, 2004 and 2003, we recorded amortization of deferred compensation of $2.0 million and $3.6 million, respectively. We recorded expenses of $0.2 million and $0.3 million for the quarters ended March 31, 2004 and 2003, respectively, related to options granted to non-employees after 2001.

We have accelerated the vesting of options to several employees in connection with severance packages. This acceleration was accounted for as a charge to the condensed consolidated statements of operations. We had no such charge for the quarter ended March 31, 2004. We recorded a charge of $0.4 million for the quarter ended March 31, 2003. This charge is equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Liquidity and Capital Resources

We have funded our operations with the proceeds from the sale of our common and preferred stock, an equipment-based term loan and bridge loans. We have incurred significant operating losses from inception through the third quarter of 2003.

As of March 31, 2004, we had $47.8 million of cash and cash equivalents, $0.4 million of restricted cash and $0.1 million of short-term marketable securities. We had an accumulated deficit of $300.0 million as of March 31, 2004.

Net cash used in operating activities totaled $0.3 million and $3.2 million for the quarters ended March 31, 2004 and 2003, respectively. Net cash used in operating activities for the quarter ended March 31, 2004 resulted primarily from payments against accounts payable and accrued liabilities, including the payment of the $2.1 million charge relating to the final arbitration award in the Discus Dental litigation matter. For the quarter ended March 31, 2003, net cash used in operating activities resulted primarily from operating losses.

Net cash provided by investing activities totaled $0.6 million for the quarter ended March 31, 2004 and $1.9 million for the quarter ended March 31, 2003. For the quarters ended March 31, 2004 and 2003, net cash provided by investing activities resulted primarily from maturities of marketable securities, partially offset by the purchase of property and equipment for capacity expansion and manufacturing improvements.

Net cash provided by financing activities was $2.5 million for the quarter ended March 31, 2004 and net cash used in financing activities was $0.2 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004 net cash provided by financing activities consisted of proceeds from the issuance of common stock, primarily from the exercising of employee options. The proceeds from issuance of common stock was partially offset by payments on debt obligations. For the quarter ended March 31, 2003 net cash used in financing activities resulted from payments on debt obligations, partially offset by proceeds from the issuance of common stock.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	2004	2005 -2007	2008 - 2009	More than 5 Years
	(in thousands)
Equipment-based term loan, including current portion (1)	$2,917	$1,250	$1,667	$—	$—
Capital lease obligation, including current portion (1)	447	260	187	—	—
Operating lease obligations	7,775	3,144	4,180	451	—
Computer support services	6,166	1,682	4,484	—	—
Manufacturing services	1,000	1,000	—	—	—

Total	$18,305	$7,336	$10,518	$451	$—

(1)	Amounts represent the expected cash payments on our long-term debt and do not include any fair value adjustments.

In December 2003, we increased our accounts receivable-based revolving line of credit from $10.0 million to $15.0 million, and negotiated more favorable terms. Accessing the revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of March 31, 2004, we had not utilized the revolving line of credit. In December 2002, we secured an equipment-based term loan of $5.0 million, which was fully drawn down in December 2002. As of March 31, 2004, the equipment-based term loan had an outstanding balance of $2.9 million.

We expect that the increase in our operating expenses will be commensurate with an overall increase in the level of our business activity, including increased sales and the related costs of products sold, our consumer advertising campaign and dental professional marketing efforts, continuing efforts to automate our manufacturing processes, increases in the size of our sales force and dental professional training staff, continued international sales and marketing efforts, and development and improvements to our product. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. Our capital requirements depend on market acceptance of our products and our ability to market, sell and support our products on a worldwide basis.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, accounts receivable, legal contingencies and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

We updated our domestic and international pricing policies in May 2003 and January 2004, respectively, to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement after May 1, 2003 are $125 per case. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration, which ever is earliest.

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

The Company generally warrants its products for a specific period of time against material defects. We accrue for estimated warranty costs upon shipment of products. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product which fails while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, the Company reviews the accrued balances and updates the historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

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

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by a company in an early stage of operations. Since inception, we incurred significant operating losses and we have only achieved profitability during the fourth quarter of fiscal 2003 and first quarter of fiscal 2004. From inception through July 2000, we spent significant funds on organizational and start-up activities, recruiting key managers and employees, developing Invisalign and developing our manufacturing and customer support resources. We also spent significant funds on clinical trials and training programs to train dental professionals in the use of Invisalign.

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

We have only recently achieved profitability, as a result, we will need to continue increase our revenue, while controlling our expenses, to sustain or increase profitability in future periods. Only on a limited basis, beginning in the third quarter of fiscal 2003, have we generated positive operating cash flow, and we cannot be certain that we will be able to sustain or increase such positive cash flow from operations, from period to period, in the future.

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

Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our operations, sales and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. For instance, as our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, we will need to continually upgrade and enhance our information systems to more effectively manage our operations.

We plan to implement a new version of our enterprise resource planning system and new software for manufacturing execution during 2004 to more efficiently integrate with our other system applications, such as customer facing and manufacturing tools. System upgrades and enhancements will require significant capital expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.

In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally produce or procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, sales and operating results.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial reports could be impaired, and any failure to maintain our internal controls and provide accurate financial reports could cause our market price to decrease substantially.

Effective internal controls are necessary for us to provide reliable financial reports and help prevent fraud. We are continuously evaluating and working to improve our internal controls. Our evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary to satisfy the requirements of Sarbanes-Oxley Act of 2002. We cannot be certain that the measures we implement will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Any failure to maintain the adequacy of our internal controls and provide accurate financial reports could subject us to costly litigation, could make it difficult to attract and retain quality management personnel and could have a negative effect on the market price of our stock.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. We believe our intellectual property position represents a substantial business advantage. As of March 31, 2004, we had 47 issued U.S. patents, 90 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff and an October 2004 trial date. We filed a motion for summary judgment of non-infringement of each of Ormco’s patents earlier this year. The Court took this motion under submission but has not yet issued a ruling.

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

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent Nos. 6,244,861 and 6,616,444 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. In the treatment plan simulation developed in our facilities, a technician determines the final positioning of a patient’s teeth using our software which final positioning is not based on a derived or ideal dental archform of the patient.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of September 30, 1999 to approximately 802 employees as of March 31, 2004. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage this level of growth could harm our business.

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

In fiscal 2003 and the first quarter of fiscal 2004, the market price for our common stock was volatile. Although the market price for our common stock increased during the first quarter of fiscal 2004, the market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control.

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

If we account for employee stock options using the fair value method, it could significantly reduce our net income.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95,” which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could significantly reduce our net income.

Concentrations of ownership and agreements among our existing executive officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate transactions.

The interests of our management could conflict with those of our other stockholders. As of March 31, 2004, our executive officers, directors and principal stockholders beneficially owned an aggregate of approximately 35% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of us, which in turn could reduce the market price of our stock.

We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do not use derivatives to alter the interest characteristics of our marketable securities or our debt instruments. We have no holdings of derivative or commodity instruments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2003.

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

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff and an October 2004 trial date. We filed a motion for summary judgment of non-infringement of each of Ormco’s patents earlier this year. The Court took this motion under submission but has not yet issued a ruling.

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

The claims in U.S. Patent Nos. 5,447,432 and 5,683,243 relate to methods and systems for forming and manufacturing custom orthodontic appliances. The relevant claims are limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. The claims in U.S. Patent Nos. 6,244,861 and 6,616,444 are more generic claims relating to the methods and systems for forming and manufacturing custom orthodontic appliances. Based on the disclosure in the patent, however, the relevant claims also appear to be limited to computerized methods and algorithms for determining the final positioning of a patient’s teeth based upon a derived or ideal dental archform of the patient. In the treatment plan simulation developed in our facilities, a technician determines the final positioning of a patient’s teeth using Align’s software which final positioning is not based on a derived or ideal dental archform of the patient.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

10.39	Offer Letter dated January 29, 2004 between registrant and C. Raymond Larkin, Jr.

10.40	Lease Agreement by and between James Lindsey and registrant, dated March 9, 2004, for office space located at 831 Martin Avenue, Santa Clara, CA.

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On March 18, 2004, Align filed a report on Form 8-K reporting under Item 5 the press release relating to the appointment of Raymond Larkin, Jr. to the Board of Directors of Align.

On February 10, 2004, Align filed a report on Form 8-K reporting under Item 5 the updated financial results for Align for its fourth quarter and full fiscal year ended December 31, 2003 reflecting the results of the Discus arbitration. Under the Form 8-K, Align furnished under Item 12 the press release relating to the conclusion of the Discus arbitration and including Align’s updated financial results for its fourth quarter and full fiscal year ended December 31, 2003.

On January 29, 2004, Align filed a report on Form 8-K reporting under Item 5 the announcement of its financial results for its fourth quarter and full fiscal year ended December 31, 2003. Under Form 8-K, Align furnished under Item 12 the press release relating to its financial results for its fourth quarter and full year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.39	Offer Letter dated January 29, 2004 between registrant and C. Raymond Larkin, Jr.

10.40	Lease Agreement by and between James Lindsey and registrant, dated March 9, 2004, for office space located at 831 Martin Avenue, Santa Clara, CA.

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.