Form 10-Q
period 2004-06-30
ALIGN TECHNOLOGY INC
filed 2004-08-05
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2004 was 60,357,259.

Table	Of Contents

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$56,099	$44,939
Restricted cash	281	439
Marketable securities, short-term	—	2,292
Accounts receivable, net of allowance	25,737	21,265
Inventories	1,359	1,395
Deferred costs	1,042	939
Prepaid expenses and other current assets	5,350	5,845

Total current assets	89,868	77,114
Property and equipment, net	23,174	23,121
Other assets	1,914	1,967

Total assets	$114,956	$102,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,314	$3,095
Accrued liabilities	19,496	19,180
Deferred revenues	13,132	13,113
Debt	1,914	1,989

Total current liabilities	37,856	37,377
Debt, net of current portion	931	1,849

Total liabilities	38,787	39,226

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at June 30, 2004 and December 31, 2003	—	—
Common stock: $0.0001 par value; Authorized: 200,000; Issued: 60,068 and 58,793 at June 30, 2004 and December 31, 2003, respectively; Outstanding: 60,028 and 58,753 shares at June 30, 2004 and December 31, 2003, respectively	6	6
Additional paid-in capital	373,874	368,796
Deferred compensation	(1,443)	(5,219)
Notes receivable from stockholders	—	(17)
Accumulated other comprehensive income	(5)	2
Accumulated deficit	(296,263)	(300,592)

Total stockholders’ equity	76,169	62,976

Total liabilities and stockholders’ equity	$114,956	$102,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$44,204	$29,225	$83,409	$52,185

Cost of revenues	14,250	13,269	27,643	25,193

Gross profit	29,954	15,956	55,766	26,992

Operating expenses:

Sales and marketing	13,399	11,416	26,671	22,046
General and administrative	8,656	9,014	16,933	16,908
Research and development	3,558	3,712	6,904	6,697

Total operating expenses	25,613	24,142	50,508	45,651

Profit (loss) from operations	4,341	(8,186)	5,258	(18,659)
Interest and other income (expense), net	(175)	427	(402)	230

Net profit (loss) before provision for income taxes	4,166	(7,759)	4,856	(18,429)
Provision for income taxes	(394)	—	(527)	(1)

Net profit (loss)	$3,772	$(7,759)	$4,329	$(18,430)

Net profit (loss) per share, basic	$0.06	$(0.13)	$0.07	$(0.32)

Shares used in computing net profit (loss) per share, basic	59,692	57,489	59,391	57,339

Net profit (loss) per share, diluted	$0.06	$(0.13)	$0.07	$(0.32)

Shares used in computing net profit (loss) per share, diluted	64,461	57,489	64,392	57,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net profit (loss)	$4,329	$(18,430)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	4,351	4,640
Stock-based compensation expense	3,999	8,611
Loss on retirement and disposal of fixed assets	46	145
Provision for doubtful accounts	166	(61)
Non-cash interest income on notes receivable from stockholders	—	(35)
Changes in operating assets and liabilities:
Accounts receivable	(4,638)	(1,746)
Inventories	36	(128)
Deferred costs	(103)	96
Other current assets	495	(1,201)
Accounts payable	(37)	(40)
Accrued liabilities	316	4,946
Deferred revenue	19	3,763

Net cash provided by operating activities	8,979	560

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,052)	(3,511)
Proceeds from sale of property and equipment	851	—
Decrease (increase) in restricted cash	158	(13)
Purchases of marketable securities	—	(3,392)
Maturities of marketable securities	2,292	2,669
Other assets	53	(353)

Net cash used in investing activities	(1,698)	(4,600)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,855	720
Proceeds from payment on stockholders’ notes receivable	17	573
Repurchase of common stock	—	(5)
Payments on debt obligations	(993)	(1,085)

Net cash provided by financing activities	3,879	203

Net increase (decrease) in cash and cash equivalents	11,160	(3,837)
Cash and cash equivalents at beginning of period	44,939	35,552

Cash and cash equivalents at end of period	$56,099	$31,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, and its results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period, and the Company makes no representations related thereto.

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests excess cash primarily in commercial paper. The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of the Company’s accounts receivable at June 30, 2004 or at December 31, 2003, or net revenues for the three and six months ended June 30, 2004 or 2003.

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

2. Net Profit (Loss) Per Share

Basic net profit (loss) per share is computed using the weighted average number of shares of common stock during the year. Diluted net profit (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options and unvested shares subject to repurchase.

The following table sets forth the computation of basic and diluted net profit (loss) shareholders per share attributable to common (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net profit (loss)	$3,772	$(7,759)	$4,329	$(18,430)

Denominator:
Weighted-average common shares outstanding	59,785	57,936	59,519	57,851
Less: Unvested common shares subject to repurchase	(93)	(447)	(128)	(512)

Total shares, basic	59,692	57,489	59,391	57,339

Effect of dilutive securities:
Add: Dilutive common stock equivalents	4,676	—	4,873	—
Unvested shares subject to repurchase	93	—	128	—

Total shares, diluted	64,461	57,489	64,392	57,339

Basic net profit (loss) per share	$0.06	$(0.13)	$0.07	$(0.32)

Diluted net profit (loss) per share	$0.06	$(0.13)	$0.07	$(0.32)

The following table sets forth potential weighted average number of common stock shares that are not included in the diluted net profit (loss) per share because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	242	5,315	168	4,486
Common stock subject to repurchase	—	410	—	410

	242	5,725	168	4,896

3. Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). The following table illustrates the effect on net profit (loss) and net profit (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net profit (loss), as reported	$3,772	$(7,759)	$4,329	$(18,430)
Add: Stock-based employee compensation expense included in reported net profit (loss)	1,663	3,787	3,629	7,685
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(5,068)	(6,140)	(9,902)	(12,014)

Pro forma net profit (loss)	$367	$(10,112)	$(1,944)	$(22,759)

Basic and diluted net profit (loss) per common share:
As reported	$0.06	$(0.13)	$0.07	$(0.32)

Pro forma	$0.01	$(0.18)	$(0.03)	$(0.40)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk free interest rate	3.67%	2.93%	2.95%	2.96%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	54%	110%	59%	112%

4. Commitments and Contingencies

Short-term and Long-term Obligations

As of June 30, 2004, future minimum payments under lease obligations and financing agreements are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$2,057	$2,433	$868	$612	$508	$—	$6,478
Capital lease obligations	173	187	—	—	—	—	360
Equipment-based term loan	833	1,667	—	—	—	—	2,500

Total	$3,063	$4,287	$868	$612	$508	$—	$9,338

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

The following table reflects the change in the Company’s warranty accrual during the six months ended June 30, 2004 (in thousands):

Warranty accrual, December 31, 2003	$862
Charged to cost and expenses	1,003
Actual warranty expenses	(987)

Warranty accrual, June 30, 2004	$878

Contingencies

In October 2003, the Company entered into a Loan Agreement with General Orthodontics, LLC (“GO”), whereby the Company agrees to make loan advances to GO of amounts not to exceed an aggregate principle balance of $200,000. The commitment by the Company to make advances to GO shall expire upon GO obtaining alternative financing. Interest on the loans will accrue on the unpaid principal amount of the outstanding loans at an annual rate of 5%. All loan advances and accrued interest are due and payable no later than October 2006. No advances were made by the Company to GO as of June 30, 2004.

Legal Proceedings

On January 6, 2003, Ormco Corporation (“Ormco”) filed suit against the Company in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of its U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to the Company’s counterclaims on March 10, 2003 and asserted counterclaims against the Company seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. The Company responded to Ormco’s counterclaims on April 2, 2003. The Company amended its counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to the Company’s counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted the Company to amend its counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, the Company filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff (later moved to June 28, 2004), a September 10, 2004 Pretrial Conference, and an October 2004 trial date.

The Company filed a motion for summary judgment of non-infringement of each of Ormco’s asserted patents earlier this year. On May 14, 2004, the Court granted the Company’s motion for summary judgment of non-infringement as to each of Ormco’s patents. Accordingly, the Company has been found not to infringe Ormco’s U.S. Patent Nos. 5,477,432, 5,683,243, 6,244,861 and 6,616,444. Ormco has indicated that it intends to appeal this decision following final judgment in this case. On July 2, 2004, the Court ruled that the Company will be permitted to pursue its counterclaim that Ormco’s patents are invalid.

On April 26, 2004, the Company filed a motion for summary judgment that Ormco and AOA’s Red, White and Blue system of appliances infringe the Company’s U.S. Patent Nos. 6,398,548 and 6,554,611, which relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth. On May 14, 2004, AOA and Ormco filed a motion for summary judgment of non-infringement. The Court consolidated the motions for hearing on June 28, 2004. On July 2, 2004, the Court granted the Company’s motion for summary judgment, finding that Ormco’s and AOA’s Red, White and Blue product infringes the Company’s two patents noted above (U.S. Patent No. 6,398,548 and 6,554,611). Claims found to be infringed upon by Ormco and AOA are claims 1-3 and 11-13 of U.S. Patent No. 6,398,548, which require that the appliances are marked to indicate their order of use and claims 1-3, 7 and 17 of U.S. Patent No. 6,554,611 which require that the appliances are provided in a single package to the patient.

From time to time, the Company has received and may in the future receive letters from third parties drawing its attention to their patent rights. While the Company does not believe that it infringes upon any valid and enforceable rights that have been brought to its attention, there may be other more pertinent rights of which the Company is presently unaware. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to the Company and significant diversion of effort by its technical and management personnel. In the event the court’s decision in the Ormco litigation discussed above is overturned on appeal, or if the Company is subject to an adverse determination in a patent suit by Ormco or in any other litigation or interference proceeding to which the Company may become a party, the Company could be subject to significant liabilities. An adverse determination of this nature could also put the Company’s patents at risk of being invalidated or interpreted narrowly or require the Company to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, the Company’s business would be materially adversely affected.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the anticipated benefit of increased collaboration between orthodontists and general practitioner dentists on our revenue growth, our expectation that the percentage of revenue generated by general practitioner dentists may, in the future, represent a larger percentage of our revenue than revenue generated by orthodontists, the number of new doctors we anticipate certifying in 2004, our anticipated revenue growth for fiscal 2004, our expectation that sales and marketing expense as well as our research and development spending will increase as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Align Technology, founded in March 1997, designs, manufactures and markets Invisalign, a proprietary method for treating malocclusion, or the misalignment of teeth. Invisalign corrects malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position. Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with braces. Invisalign is appropriate for treating adults and teens with mature dentition. Align Technology received FDA clearance to market Invisalign in 1998.

The Invisalign product has two components: ClinCheck™ and Aligners. ClinCheck™ is an internally developed computer-modeling program used to prepare electronic treatment plans. These treatment plans are developed in our operations facility in Costa Rica and are transmitted electronically back to the U.S. ClinCheck™ allows dental professionals to simulate treatment in three dimensions by modeling two-week stages of tooth movement. The electronic files which form the basis for ClinCheck™ are used in conjunction with stereolithography technology to manufacture Aligner molds. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck™ simulation. Aligners are customized to perform the treatment prescribed for an individual patient by dental professionals using ClinCheck™. A third party manufacturer in Mexico fabricates Aligners from the molds and ships the completed products to our customers.

Align has two customer channels: the orthodontist and the general practitioner, or GP dentist. We have historically generated a majority of our revenues from orthodontists, and we expect to continue to do so for the foreseeable future. There exists, however, a significantly greater number of GPs in North America than orthodontists. As the primary care dental provider, GPs have access to a greater number of patients than orthodontists, possess a unique opportunity to educate these patients and introduce them to Invisalign, have the ability to refer appropriate cases to orthodontists and, in certain instances, may choose to treat less complex cases themselves. We are committed to improving the collaboration and referral relationships between orthodontists and GPs. We believe that improved collaboration is beneficial to the orthodontist and the GP and will accelerate growth in Invisalign cases and consequently increase our revenues. In addition, although we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications, we expect that the percentage of revenue generated by GPs will increase, largely due to the fact that there are significantly more GPs than orthodontists, and may, in the future, represent a larger percentage of our revenue than revenue generated by orthodontists. We believe the expected increase in the number of cases treated by GPs will represent an increase in the overall market growth as patients that would not have otherwise sought orthodontic treatment are introduced to Invisalign by GPs.

Our domestic orthodontist and GP dentist customers represented over 90% of our total product revenue during the first half of fiscal 2004. We expect to continue to increase our market penetration into the North American market. We will also focus our efforts towards the expansion of our international markets. We currently have patients in treatment in over 30 countries. In 2004, we expect to increase our infrastructure and support in key countries in Europe and initiate strategic moves in Asia, more specifically in Japan, in order to take advantage of the emerging opportunity.

Clinical education and ongoing training are critical to our customers’ success with Invisalign. We certify several thousand new doctors to use Invisalign annually, including approximately 4,000 newly trained doctors we expect to certify during fiscal 2004. Additionally, we share product enhancements, treatment tips and techniques, and clinical research data with our customers on an ongoing basis through continuing education in the form of hundreds of provider workshops, study clubs and third-party online educational centers. This information ensures that our customers understand Invisalign’s expanding applications and best uses, and that they feel confident about treating more of their patients with Invisalign.

Net revenue for the second quarter of fiscal 2004 was $44.2 million, an increase of 51% as compared to $29.2 million for the second quarter of fiscal 2003. The increase was driven primarily from increases in the number of cases submitted for both the domestic orthodontic and general practitioner channels. Revenues are expected to continue to grow during the remainder of fiscal 2004. Net profit was $3.8 million, or $0.06 net profit per share, basic and diluted, compared to a net loss of $7.8 million, or $0.13 net loss per share, basic and diluted, for the second quarter of fiscal 2003.

Results of Operations

Revenues. Invisalign product revenues by channel and other revenue, which represented training and sales of ancillary products, for the three and six-months periods ended June 30, 2004 and 2003 are as follows:

(Amounts in $ million)	Three Months Ended			Percentage Increase	Six Months Ended			Percentage Increase
	June 30, 2004	June 30, 2003	Increase*		June 30, 2004	June 30, 2003	Increase*
Domestic:
Orthodontic	$22.6	$17.3	$5.3	31%	$44.2	$32.0	$12.2	38%
GP	$15.0	$6.8	$8.2	121%	$27.6	$11.4	$16.2	142%
International	$4.2	$3.2	$1.0	31%	$7.7	$5.5	$2.2	40%

Total Product	$41.8	$27.3	$14.5	53%	$79.5	$48.9	$30.6	63%
Other revenue	$2.4	$1.9	$0.5	26%	$3.9	$3.3	$0.6	18%

Total Revenue	$44.2	$29.2	$15.0	51%	$83.4	$52.2	$31.2	60%

*	Primary reasons for increase: For the quarter and six-months ended June 30, 2004, growth in the domestic orthodontic and general practitioner channels over the same periods in fiscal 2003 resulted primarily from higher case volumes driven by an increase in the number of participating clinicians and utilization within their practices. Higher product sales during the three and six-month periods ended June 30, 2004 as compared to the same periods in fiscal 2003 also benefited from increased promotional advertising campaigns and sales initiatives in effect during the first half of fiscal 2004.

Cost of revenues. Cost of revenues for the quarter ended June 30, 2004 was $14.3 million compared to $13.3 million for the quarter ended June 30, 2003. Cost of revenues for the six-month period ended June 30, 2004 was $27.6 million compared to $25.2 million for the six-month period ended June 30, 2003. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, training costs and the cost of facilities. Also included in cost of revenues are stock-based compensation expenses of $0.3 million and $0.7 million for the second quarters of fiscal 2004 and 2003, respectively, and stock-based compensation expenses of $0.7 million and $1.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. Gross profit for the quarter ended June 30, 2004 was $30.0 million or 68% of revenue, compared to a gross profit of $16.0 million or 55% of revenue for the quarter ended June 30, 2003. Gross profit for the six-month period ended June 30, 2004 was $55.8 million or 67% of revenue, compared to a gross profit of $27.0 million or 52% of revenue for the six-month period ended June 30, 2003. The higher gross profit in the second quarter and six-month period ended June 30, 2004 as compared to the quarter and six-month period ended June 30, 2003 is primarily attributable to improved fixed cost absorption related to increasing case volumes and continued manufacturing process efficiencies.

Sales and marketing. Sales and marketing expenses for the quarter ended June 30, 2004 were $13.4 million compared to $11.4 million for the quarter ended June 30, 2003. Sales and marketing expenses for the six-month period ended June 30, 2004 were $26.7 million compared to $22.0 million for the six-month period ended June 30, 2003. Sales and marketing expenses include sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising and dental professional trade show attendance. Sales and marketing expenses include stock-based compensation expenses of $0.2 million and $0.6 million in the second quarters of fiscal 2004 and 2003, respectively, and stock-based compensation expenses of $0.5 million and $1.2 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in sales and marketing expense of $2.0 million for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 resulted primarily from an increase in spending of $1.0 million related to incremental headcount in our North American sales and marketing work force, $0.1 million related to North America sales force training, $0.8 million related to our international workforce and consulting services, and $0.5 million related to increases in media, advertising costs and marketing promotions. The increase in spending was partially offset by the decrease of $0.4 million in stock-based compensation expense. The increase in sales and marketing expense of $4.7 million for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 resulted primarily from an increase in spending of $1.9 million related to incremental headcount in our North American sales and marketing work force, $0.6 million related to North America sales force training, $1.8 million related to our international workforce and consulting services, and $1.1 million related to increases in media, advertising costs and marketing promotions. The increase in spending was partially offset by the decrease of $0.7 million in stock-based compensation expense. The increases during the first half of fiscal 2004 have been consistent with our marketing and sales initiatives and we expect these initiatives to continue in the second half of fiscal 2004. Accordingly, we expect sales and marketing expense to increase throughout fiscal 2004 as we invest more in sales force staffing, clinical education, direct-to-consumer advertising and related consumer programs.

General and administrative. General and administrative expenses for the quarter ended June 30, 2004 were $8.7 million compared to $9.0 million for the quarter ended June 30, 2003. General and administrative expenses for the six-month periods ended June 30, 2004 and 2003 were $16.9 million. General and administrative expenses included salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. General and administrative expenses include stock-based compensation expenses of $1.0 million and $1.9 million for the second quarters of fiscal 2004 and 2003, respectively, and stock-based compensation expenses of $2.1 million and $4.1 million for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease in general and administrative expense of $0.3 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 was primarily due to a $1.4 million sales tax charge included in the quarter ended June 30, 2003 and a decrease in stock-based compensation expense of $0.9 million. Partially offsetting the decreases were $1.4 million in incremental payroll from additional headcount and $0.6 in incremental general corporate expenses for the second quarter of fiscal 2004 as compared the second quarter of fiscal 2003. For the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 for which general and administrative expenses were approximately equal, decreased stock-based compensation expense of $2.0 million and the previously mentioned sales tax charge of $1.4 million in fiscal 2003 were offset by $0.6 million in incremental outside legal and professional services, $1.6 million in incremental payroll expenses and $1.2 in incremental general corporate expenses.

Research and development. Research and development expenses for the quarter ended June 30, 2004 were $3.6 million and $3.7 million for the quarter ended June 30, 2003. Research and development expenses for the six-month period ended June 30, 2004 were $6.9 million and $6.7 million for the six-month period ended June 30, 2003. Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses included $0.3 million and $1.2 million of stock-based compensation for the second quarters of fiscal 2004 and 2003, respectively, and $0.7 million and $1.9 million of stock-based compensation for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease in research and development expense of $0.1 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 resulted primarily from the decrease in stock-based compensation expense of $0.9 million, offset by increased spending of $0.8 million for product improvement initiatives. For the six-month period ended June 30, 2004 as compared to June 30, 2003, the increase of $0.2 million resulted from increased spending of $1.4 million for product improvement initiatives, partially offset by a $1.2 million decrease in stock-based compensation expense. For the remainder of fiscal 2004, we expect to increase research and development spending for clinical research and product improvement initiatives.

Interest and other income (expense), net. Interest and other expense was ($0.2) million for the quarter ended June 30, 2004 as compared to interest and other income of $0.4 million for the quarter ended June 30, 2003. Interest and other expense was ($0.4) million for the six-month period ended June 30, 2004 as compared to interest and other income of $0.2 million for the quarter ended June 30, 2003. Interest and other income (expense), net, include interest income earned on cash balances, interest expense on debt, foreign currency translation gains and losses for the dollar against other currencies related to international businesses and other miscellaneous charges. For the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, interest and other expenses increased $0.2 million. Additionally, the foreign currency translation loss was $0.1 million for the quarter ended June 30, 2004 compared to a foreign currency translation gain of $0.3 million for the quarter ended June 30, 2003. For the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003, interest and other expenses increased $0.1 million. Additionally, the foreign currency translation loss was $0.3 million for the six-month period ended June 30, 2004 compared to a foreign currency translation gain of $0.2 million for the six-month period ended June 30, 2003.

Provision for income taxes. Provision for income taxes were $0.4 and $0.5 million for the quarter and six-month periods ended June 30, 2004, respectively, and was as a result of taxable income during the first half of fiscal 2004. There was no provision for income taxes for the quarter and six-month periods ended June 30, 2003 due to the net loss during the first half of fiscal 2003. We expect tax expense for fiscal year 2004 to be at an effective tax rate of approximately 10%.

Stock-based compensation. In connection with the grant of stock options to employees and non-employees prior to 2001, we recorded deferred stock-based compensation as a component of stockholders’ equity. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options vest, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in deferred compensation. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. For the quarters ended June 30, 2004 and 2003, we recorded amortization of deferred compensation of $1.7 million and $3.6 million, respectively. For the six-month periods ended June 30, 2004 and 2003, we recorded amortization of deferred compensation of $3.8 million and $7.2 million, respectively. We recorded expenses of $0.1 million and $0.3 million for the quarters ended June 30, 2004 and 2003, respectively, related to options granted to non-employees after 2001. We recorded expenses of $0.3 million and $0.6 million for the six-month periods ended June 30, 2004 and 2003, respectively, related to options granted to non-employees after 2001.

Historically, we have accelerated the vesting of options to several employees in connection with severance packages. This acceleration was accounted for as a charge to the condensed consolidated statements of operations. We had no such charge for the quarter and six-months ended June 30, 2004. We recorded a charge of $0.4 million and $0.8 million for the quarter and six-month period ended June 30, 2003. This charge is equal to the intrinsic value difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration. During the third quarter of fiscal 2004, we will incur an additional charge of approximately $0.8 million for accelerated vesting of stock options related to the departure of Align’s vice president of engineering.

Liquidity and Capital Resources

We have funded our operations with the proceeds from the sale of our common and preferred stock, an equipment-based term loan and bridge loans. We have incurred operating losses from inception through the third quarter of 2003.

As of June 30, 2004, we had $56.1 million of cash and cash equivalents and $0.3 million of restricted cash. We had an accumulated deficit of $296.3 million as of June 30, 2004.

Net cash provided by operating activities totaled $9.0 million and $0.6 million for the six-month periods ended June 30, 2004 and 2003, respectively. Net cash provided by operating activities for the six-month period ended June 30, 2004 resulted primarily from operating profit and changes in operating assets and liabilities. For the six-month period ended June 30, 2003, net cash provided by operating activities resulted primarily from increases in accrued liabilities and deferred revenue, partially offset by operating losses.

Net cash used in investing activities totaled $1.7 million for the six-month period ended June 30, 2004 and $4.6 million for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion and manufacturing improvements, partially offset by proceeds from the sale of equipment and maturities of marketable securities. For the six-month period ended June 30, 2003, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion and manufacturing improvements and purchases of marketable securities, partially offset by maturities of marketable securities.

Net cash provided by financing activities was $3.9 million and $0.2 million for the six-month periods ended June 30, 2004 and 2003, respectively. For the six-month period ended June 30, 2004, net cash provided by financing activities consisted of proceeds from the issuance of common stock, primarily from the exercising of employee stock options, partially offset by payments on debt obligations related to the equipment-based term loan and capital lease obligations. For the six-month periods ended June 30, 2003, net cash provided by financing activities consisted of proceeds from the issuance of common, primarily from the exercising of employee stock options, and proceeds from payment on stockholders’ notes receivable, partially offset by payments on debt obligations related to the equipment-based term loan and capital lease obligations.

Contractual Obligations. There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

In December 2003, we increased our accounts receivable-based revolving line of credit from $10.0 million to $15.0 million, and negotiated more favorable terms. Accessing the revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of June 30, 2004, we had not utilized the revolving line of credit. In December 2002, we secured an equipment-based term loan of $5.0 million, which was fully drawn down in December 2002. As of June 30, 2004, the equipment-based term loan had an outstanding balance of $2.5 million.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and EITF 00-21. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; shipments have occurred; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments based on whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. EITF 00-21 addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

We updated our domestic and international pricing policies in May 2003 and January 2004, respectively, to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each and at a comparable price internationally, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement after May 1, 2003 are $125 per case and a comparable price internationally after January 2004. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been utilized or upon case expiration, whichever is earliest.

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

We generally warrant our products for a specific period of time against material defects. We accrue for estimated warranty costs upon shipment of products. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product which fails while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. We regularly review the accrued balances and updates the historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued. If we were to experience higher rates of warranty events, we would be required to accrue additional warranty costs, which would negatively affect our operating results.

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

Legal contingencies

We are currently involved in certain legal proceedings as discussed in Note 4 to our condensed consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations and financial condition.

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

RISK FACTORS

We have experienced significant revenue growth and have only recently achieved profitability. If we fail to sustain or increase profitability or revenue growth in future periods or otherwise fail to meet the expectations of analysts or investors, the market price of our common stock will likely decline.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by a company in an early stage of operations. Since inception, we incurred significant operating losses and we have only achieved profitability since the fourth quarter of fiscal 2003. From inception through July 2000, we spent significant funds on organizational and start-up activities, recruiting key managers and employees, developing Invisalign and developing our manufacturing and customer support resources. We also spent significant funds on clinical trials and training programs to train dental professionals in the use of Invisalign.

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

As noted above, we have only recently achieved profitability, as a result, to sustain or increase profitability in future periods, we will need to continue to increase our revenue, while controlling our expenses. We generated positive operating cash flow for the first time during fiscal year 2003, and we cannot be certain that we will be able to sustain or increase such positive cash flow from operations, from period to period, in the future. In addition, we have recently experienced significant revenue growth. Because our business is evolving it is difficult to predict our future operating results or levels of growth and we may not be able to sustain such growth levels in future periods. If we do not sustain or increase profitability or revenue growth or if we fail to meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

We have a limited operating history and expect our future financial results to fluctuate which may cause volatility in our stock price.

We were incorporated in April 1997 and began sales of Invisalign in July 1999. Thus, we have a limited operating history, which makes it difficult to evaluate our future prospects and your investment in our stock. In addition, we expect our future quarterly and annual operating results to fluctuate as we increase our commercial sales. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

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

We plan to implement a new version of our enterprise resource planning system and new software for manufacturing execution during the second half of fiscal 2004 to more efficiently integrate with our other system applications, such as customer facing and manufacturing tools. System upgrades and enhancements will require significant capital expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.

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

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial reports could be impaired, and any failure to maintain our internal controls and provide accurate financial reports would cause our market price to decrease substantially.

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

We have limited product offerings, and if demand for Invisalign declines or fails to develop as we expect or if dental professionals or consumers do not adopt Invisalign in sufficient numbers or as rapidly as we anticipate, or if orthodontists and GP dentists do not collaborate as we expect, our revenue will decline.

We expect that revenue from the sale of Invisalign will continue to account for a substantial portion of our total revenue. Continued and widespread market acceptance of Invisalign by both dental professionals and consumers is critical to our future success. If orthodontists and dentists experience a reduction in consumer demand for orthodontic services or consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, or if orthodontists and GP dentists do not collaborate as we expect, our operating results could be harmed. Factors that could cause Invisalign not achieve market acceptance at the rate at which we expect, or at all are described more fully below.

•	Dental professionals may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

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

•	Consumers may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

Our success depends upon the acceptance of Invisalign by a substantially larger number of dental professionals as well as potential patients to whom we are now actively marketing. Invisalign represents a significant change from traditional orthodontic treatment, and patients may be reluctant to accept it or may not find it preferable to conventional treatment. In addition, patients may not comply with recommended treatment guidelines for Invisalign, which could compromise the effectiveness of their treatment. We have generally received positive feedback from both dental professionals and patients regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients. Market acceptance will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, reliability, improved treatment aesthetics and greater comfort and hygiene compared to conventional orthodontic products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. Adoption by consumers may also be impacted by general macroeconomic conditions, including the economic downturn and increased unemployment levels in the United States of America, levels of consumer confidence and consumer spending, all of which fluctuate and could be affected by unstable global economic, political or other conditions.

•	The orthodontist and GP dentist may choose not to collaborate and referrals between orthodontists and GPs may not increase at the rate that we anticipate or at all.

Our success depends in part upon improving the collaboration and referral relationships between orthodontists and GP dentists. Although orthodontists have historically generated a majority of our revenues, there exists a significantly greater number of general practitioners in North America than orthodontists. As the primary care dental provider, GPs have access to a greater number of patients than orthodontists, possess a unique opportunity to educate these patients and introduce them to Invisalign, have the ability to refer appropriate cases to orthodontists and, in certain instances, may chose to treat less complex cases themselves. We are committed to improving the collaboration and referral relationships between orthodontists and GPs. We believe that improved collaboration is beneficial to the orthodontist and the GP and will accelerate growth in Invisalign cases and consequently increase our revenues. If, however, this improved collaboration and increase in referrals does not occur or occurs more slowly than we anticipate, our operating results could be harmed.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. We believe our intellectual property position represents a substantial business advantage. As of June 30, 2004, we had 50 issued U.S. patents, 84 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

Extensive litigation over patents and other intellectual property rights is common in the medical device industry. We have been sued for infringement of third party’s patents in the past and, while these actions have been dismissed, we may be the subject of patent or other litigation in the future.

From time to time, we have received and may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe upon any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

See Part II Item 1 of this Form 10-Q for a summary of our material pending legal proceedings.

Pending or future litigation could have a material adverse impact on our results of operation and financial condition.

We are currently a party to various legal proceedings and claims. Management does not believe that the ultimate outcome of these legal proceedings and claims will have a material adverse effect on our financial position or results of operations. However, there is no assurance that the court’s decision in the Ormco litigation will not be overturned on appeal. In addition, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods.

See Part II Item 1 of this Form 10-Q for a summary of our material pending legal proceedings.

We currently rely on third parties to provide key inputs to our manufacturing process, and if our access to these inputs is diminished, our business may be harmed.

We currently outsource key portions of our manufacturing process. We rely on a third party manufacturer in Mexico to fabricate Aligners and to ship the completed product to customers. As a result, if this third party manufacturer fails to deliver its components or if we lose its services, we may be unable to deliver our products in a timely manner and our business may be harmed. Any difficulties encountered by the third party manufacturer with respect to hiring personnel, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner. Finding a substitute manufacturer may be expensive, time-consuming or impossible.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of September 30, 1999 to approximately 886 employees as of June 30, 2004. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage this level of growth could harm our business.

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

Complying with regulations enforced by the Food and Drug Administration (FDA) and other regulatory authorities is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

Our products are medical devices and are subject to extensive regulation in the U.S. and internationally. FDA regulations are wide ranging and govern, among other things:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	Warning letters, fines, injunctions, consent decrees and civil penalties;

•	Repair, replacement, refunds, recall or seizure of our products;

•	Operating restrictions or partial suspension or total shutdown of production;

•	Refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

•	Withdrawing clearance or premarket approvals that have already been granted; and

•	Criminal prosecution.

If any of these events were to occur, they could harm our business.

We must comply with facility registration and product listing requirements of the FDA and adhere to applicable Quality System regulations. The FDA enforces its Quality System regulations through periodic unannounced inspections. We have not yet been subject to an FDA inspection, and we cannot assure you we will successfully pass such an inspection in the future. Our failure to take satisfactory corrective action in response to an adverse inspection or our failure to comply with applicable manufacturing regulations could result in enforcement action, and we may be required to find alternative manufacturers, which could be a long and costly process.

Before we can sell a new medical device in the U.S., or market a new use of or claim for an existing product we must obtain FDA clearance or approval, unless an exemption applies. Obtaining regulatory clearances or approvals can be a lengthy and time-consuming process. Even though the devices we market have obtained the necessary clearances from the FDA, we may be unable to maintain such clearances in the future. Furthermore, we may be unable to obtain the necessary clearances for new devices that we intend to market in the future. Our inability to maintain or obtain regulatory clearances or approvals could materially harm our business.

If the security of our customer and patient information is compromised, patient care could suffer, and we could be liable for related damages, and our reputation could be impaired.

We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace and our customers to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ expectations regarding the security of healthcare information, we could be liable for damages and our reputation could be impaired. In addition, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

If compliance with healthcare regulations becomes costly and difficult for our customers or for us, we may not be able to grow our business.

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. Furthermore, our healthcare provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. Regulations implemented pursuant to the Health Insurance Portability and Accountability Act (HIPAA), including regulations affecting the security and privacy of patient healthcare information held by healthcare providers and the business associates may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. The affect of HIPAA and newly enacted regulations on our business is difficult to predict, and there can be no assurance that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities.

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

We currently sell our products in Europe, Canada, the United Kingdom, Mexico, Brazil, Australia and Hong Kong, and may expand into other countries from time to time. We do not know whether orthodontists, dentists and consumers outside our domestic market will adopt Invisalign in sufficient numbers or as rapidly as we anticipate. In addition, sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all.

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

In fiscal 2003 and the first and second quarter of fiscal 2004, the market price for our common stock was volatile.

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

If we account for employee stock options using the fair value method, it could significantly reduce our net profit.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could significantly reduce our net profit.

Concentrations of ownership and agreements among our existing executive officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate transactions.

The interests of our management could conflict with those of our other stockholders. As of June 30, 2004, our executive officers, directors and principal stockholders beneficially owned an aggregate of approximately 29% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of us, which in turn could reduce the market price of our stock.

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

Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

At a Scheduling Conference held on November 24, 2003, the Court set a June 10, 2004 discovery cutoff (later moved to June 28, 2004), a September 10, 2004 Pretrial Conference, and an October 2004 trial date.

We filed a motion for summary judgment of non-infringement of each of Ormco’s asserted patents earlier this year. On May 14, 2004, the Court granted our motion for summary judgment of non-infringement as to each of Ormco’s patents. Accordingly, we have been found not to infringe Ormco’s U.S. Patent Nos. 5,477,432, 5,683,243, 6,244,861 and 6,616,444. Ormco has indicated that it intends to appeal this decision following final judgment in this case. On July 2, 2004, the Court ruled that Align will be permitted to pursue its counterclaim that Ormco’s patents are invalid.

On April 26, 2004, Align filed a motion for summary judgment that Ormco and AOA’s Red, White and Blue system of appliances infringe Align’s U.S. Patent Nos. 6,398,548 and 6,554,611, which relate to methods and systems for incrementally moving teeth using a series of appliances designed to be placed successively on the patient’s teeth. On May 14, 2004, AOA and Ormco filed a motion for summary judgment of non-infringement. The Court consolidated the motions for hearing on June 28, 2004. On July 2, 2004, the Court granted our motion for summary judgment, finding that Ormco’s and AOA’s Red, White and Blue product infringes our two patents noted above (U.S. Patent No. 6,398,548 and 6,554,611). Claims found to be infringed upon by Ormco and AOA are claims 1-3 and 11-13 of U.S. Patent No. 6,398,548, which require that the appliances are marked to indicate their order of use and claims 1-3, 7 and 17 of U.S. Patent No. 6,554,611 which require that the appliances are provided in a single package to the patient.

From time to time, we have received and may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe upon any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. In the event the court’s decision in the Ormco litigation discussed above is overturned on appeal, or if we are subject to an adverse determination in a patent suit by Ormco or in any other litigation or interference proceeding to which we may become a party, we could be subject to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

We are subject to claims and assessments from time to time in the ordinary course of business. Management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2004, we held our Annual Meeting of Stockholders (the “Annual Meeting”).

At the Annual Meeting, our stockholders elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
H. Kent Bowen	50,106,183	1,324,015
David E. Collins	50,103,284	1,326,914
Brian Dovey	50,098,876	1,331,322
Joseph Lacob	51,329,983	100,215
Thomas M. Prescott	51,315,884	114,314
Greg J. Santora	51,044,418	385,780
Kelsey Wirth	51,327,124	103,074
C. Raymond Larkin, Jr.	51,323,226	106,972

At the Annual Meeting, our stockholders voted on the following proposal:

1.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
50,996,551	408,568	25,079	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
10.41	Lease Agreement between Schootsepoort Onroerendgoed Beheer, for Stichting Philips Pensioenfonds and Align Technology, Inc. (with English summary attached).

10.42	Terms of employment between Align Technology, Inc. and Bob Mitchell dated June 15, 2004.

10.43	Lease Agreement No. Am-1 dated April 15, 2004 between Align Technology Research and Development Inc. and OAO MZHM “Iskra”.

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

On June 7, 2004, Align filed a report on Form 8-K reporting under Item 5 the appointment of Warren S. Thaler to the Board of Directors of Align.

On May 17, 2004, Align filed a report on Form 8-K reporting under Item 5 that on May 13, 2004, the United States District Court for the Central District, Southern Division, granted Align’s motion for summary judgment of non-infringement of Ormco Corporation’s (“Ormco”) Patent Nos. 5,447,432, 5,683,243, 6,244,861 and 6,616,444 in the patent infringement case brought against Align by Ormco in January 2003.

On April 28, 2004, Align furnished under Item 12 a transcript of its conference call held on April 22, 2004 to discuss its financial results for its first quarter ended March 31, 2004.

On April 22, 2004, Align filed a report on Form 8-K reporting under Item 5 the announcement of its financial results for its first quarter ended March 31, 2004. Under Form 8-K, Align furnished under Item 12 the press release relating to its financial results for its first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.41	Lease Agreement betweenSchootsepoort Onroerendgoed Beheer, for Stichting Philips Pensioenfonds and Align Technology, Inc. (with English summary attached).

10.42	Terms of employment between Align Technology, Inc. and Bob Mitchell dated June 15, 2004.

10.43	Lease Agreement No. Am-1 dated April 15, 2004 between Align Technology Research and Development Inc. and OAO MZHM “Iskra”.

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.