Form 10-Q
period 2004-09-30
ALIGN TECHNOLOGY INC
filed 2004-11-05
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2004 was 60,628,658.

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$63,215	$44,939
Restricted cash	281	439
Marketable securities, short-term	519	2,292
Accounts receivable, net of allowance	27,663	21,265
Inventories	2,150	2,334
Prepaid expenses and other current assets	5,855	5,845

Total current assets	99,683	77,114
Property and equipment, net	23,304	23,121
Other assets	2,197	1,967

Total assets	$125,184	$102,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,899	$3,095
Accrued liabilities	21,733	19,180
Deferred revenues	13,798	13,113
Debt	1,932	1,989

Total current liabilities	41,362	37,377
Debt, net of current portion	428	1,849

Total liabilities	41,790	39,226

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at September 30, 2004 and December 31, 2003	—	—
Common stock: $0.0001 par value; Authorized: 200,000; Issued: 60,661 and 58,793 at September 30, 2004 and December 31, 2003, respectively; Outstanding: 60,621 and 58,753 shares at September 30, 2004 and December 31, 2003, respectively	6	6
Additional paid-in capital	376,528	368,796
Deferred compensation	(191)	(5,219)
Notes receivable from stockholders	—	(17)
Accumulated other comprehensive income	(4)	2
Accumulated deficit	(292,945)	(300,592)

Total stockholders’ equity	83,394	62,976

Total liabilities and stockholders’ equity	$125,184	$102,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$45,766	$34,038	$129,175	$86,223
Cost of revenues	14,922	13,446	42,565	38,639

Gross profit	30,844	20,592	86,610	47,584

Operating expenses:
Sales and marketing	13,884	10,505	40,555	32,551
General and administrative	8,263	8,722	25,196	25,630
Research and development	4,846	3,113	11,750	9,810

Total operating expenses	26,993	22,340	77,501	67,991

Profit (loss) from operations	3,851	(1,748)	9,109	(20,407)
Interest and other income (expense), net	(217)	(359)	(619)	(129)

Net profit (loss) before income tax provision	3,634	(2,107)	8,490	(20,536)
Income tax provision	(316)	(37)	(843)	(38)

Net profit (loss)	$3,318	$(2,144)	$7,647	$(20,574)

Net profit (loss) per share, basic	$0.06	$(0.04)	$0.13	$(0.36)

Shares used in computing net profit (loss) per share, basic	60,319	57,948	59,703	57,543

Net profit (loss) per share, diluted	$0.05	$(0.04)	$0.12	$(0.36)

Shares used in computing net profit (loss) per share, diluted	64,055	57,948	64,298	57,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net profit (loss)	$7,647	$(20,574)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	6,628	6,925
Stock-based compensation expense	5,665	11,990
Loss on retirement and disposal of fixed assets	63	195
Provision for doubtful accounts	266	229
Non-cash interest income on notes receivable from stockholders	—	(43)
Changes in operating assets and liabilities:
Accounts receivable	(6,664)	(4,257)
Inventories	184	326
Other current assets	(10)	(846)
Accounts payable	663	(157)
Accrued liabilities	2,362	7,207
Deferred revenue	685	3,898

Net cash provided by operating activities	17,489	4,893

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,399)	(4,496)
Proceeds from sale of property and equipment	851	42
Decrease (increase) in restricted cash	158	(159)
Purchases of marketable securities	(519)	(5,390)
Maturities of marketable securities	2,292	6,069
Other assets	(230)	(14)

Net cash used in investing activities	(4,847)	(3,948)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,095	1,799
Proceeds from payment on stockholders’ notes receivable	17	591
Repurchase of common stock	—	(6)
Payments on debt obligations	(1,478)	(1,631)

Net cash provided by financing activities	5,634	753

Net increase in cash and cash equivalents	18,276	1,698
Cash and cash equivalents at beginning of period	44,939	35,552

Cash and cash equivalents at end of period	$63,215	$37,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, and its results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2004.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period, and the Company makes no representations related thereto.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with current period presentation.

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests excess cash primarily in commercial paper. The Company provides credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of the Company’s accounts receivable at September 30, 2004 or at December 31, 2003, or net revenues for the three and nine months ended September 30, 2004 or 2003.

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

2. Inventories

Inventories comprise (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$1,077	$859
Work in process	811	1,140
Finished goods	262	335

	$2,150	$2,334

Work in process includes costs to produce the Invisalign product, including deferred costs. Finished goods primarily represent ancillary products that support the Invisalign system.

3. Net Profit (Loss) Per Share

Basic net profit (loss) per share is computed using the weighted average number of shares of common stock during the year less unvested common shares subject to repurchase. Diluted net profit per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options and unvested shares subject to repurchase.

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net profit (loss)	$3,318	$(2,144)	$7,647	$(20,574)

Denominator:
Weighted-average common shares outstanding	60,348	58,300	59,797	58,001
Less: Unvested common shares subject to repurchase	(29)	(352)	(94)	(458)

Total shares, basic	60,319	57,948	59,703	57,543

Effect of dilutive securities:
Add: Dilutive common stock equivalents	3,707	—	4,501	—

Unvested shares subject to repurchase	29	—	94	—

Total shares, diluted	64,055	57,948	64,298	57,543

Basic net profit (loss) per share	$0.06	$(0.04)	$0.13	$(0.36)

Diluted net profit (loss) per share	$0.05	$(0.04)	$0.12	$(0.36)

The following table sets forth potential shares of common stock that are not included in the diluted net profit (loss) per share because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options to purchase common stock	2,310	5,980	1,150	5,042
Common stock subject to repurchase	—	352	—	458

	2,310	6,332	1,150	5,500

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net profit (loss), as reported	$3,318	$(2,144)	$7,647	$(20,574)
Add: Stock-based employee compensation expense included in reported net profit (loss), net of related tax effects	1,754	3,051	5,383	10,736
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(4,271)	(6,967)	(14,173)	(18,981)

Pro forma net profit (loss)	$801	$(6,060)	$(1,143)	$(28,819)

Basic net profit (loss) per common share:
As reported	$0.06	$(0.04)	$0.13	$(0.36)

Pro forma	$0.01	$(0.10)	$(0.02)	$(0.50)

Diluted net profit (loss) per common share:
As reported	$0.05	$(0.04)	$0.12	$(0.36)

Pro forma	$0.01	$(0.10)	$(0.02)	$(0.50)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk free interest rate	4.32%	2.72%	3.36%	2.93%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	51%	110%	56%	112%

5. Commitments and Contingencies

Short-term and Long-term Obligations

As of September 30, 2004, future minimum payments under lease obligations and financing agreements are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$1,032	$2,676	$1,209	$961	$811	$—	$6,689
Capital lease obligations	89	187	—	—	—	—	276
Equipment-based term loan	417	1,667	—	—	—	—	2,084

Total	$1,538	$4,530	$1,209	$961	$811	$—	$9,049

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

The following table reflects the change in the Company’s warranty accrual during the nine months ended September 30, 2004 (in thousands):

Warranty accrual, December 31, 2003	$862
Charged to cost and expenses	1,996
Actual warranty expenses	(1,480)

Warranty accrual, September 30, 2004	$1,378

Contingencies

In October 2003, the Company entered into a Loan Agreement with General Orthodontics, LLC (“GO”), whereby the Company agrees to make loan advances to GO of amounts not to exceed an aggregate principle balance of $200,000. The commitment by the Company to make advances to GO shall expire upon GO obtaining alternative financing. Interest on the loans will accrue on the unpaid principal amount of the outstanding loans at an annual rate of 5%. All loan advances and accrued interest are due and payable no later than October 2006. No advances were made by the Company to GO as of September 30, 2004.

Legal Proceedings

On January 6, 2003, Ormco Corporation (“Ormco”) filed suit against the Company in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint seeks unspecified monetary damages and injunctive relief. On February 18, 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to the Company’s counterclaims on March 10, 2003 and asserted counterclaims against the Company seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. The Company responded to Ormco’s counterclaims on April 2, 2003. The Company amended its counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to the Company’s counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted the Company to amend its counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, the Company filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

In connection with these claims, the Court granted three motions for summary judgment that we filed. First, on May 14, 2004, the Court granted the Company’s motion for summary judgment of non-infringement, finding that the Company’s Invisalign system does not infringe any of the asserted Ormco patents (5,477,432, 5,683,243, 6,244,861 and 6,616,644). Second, on July 2, 2004, the Court granted in part the Company’s motion for summary judgment of infringement, finding that Ormco and AOA infringe certain, but not all, claims of the Company’s patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, on August 26, 2004, the Court granted the Company’s motion for summary judgment of invalidity of Ormco’s asserted patents claims (5,477,432, 5,683,243, 6,244,861 and 6,616,644). As noted above, the Court earlier found that the Company does not infringe these patents. In addition, the Court also denied Ormco’s motion for summary judgment seeking a finding of invalidity of the Company’s asserted patent claims (6,398,548 and 6,554,611).

The Court initially scheduled trial for October 29, 2004. At a pretrial conference held on September 10, 2004, however, the Court decided to allow the parties to file further dispositive motions. Subsequently, the Court took the trial date off calendar to permit briefing of these motions. The Company then filed a motion for summary judgment that its asserted patent claims are not invalid. The Company also filed a motion for summary judgment that its patents are not unenforceable based on Ormco’s allegations of inequitable conduct. Ormco filed a motion for summary judgment that it did not willfully infringe the Company’s patents. Ormco also moved to dismiss the case for alleged lack of subject matter jurisdiction. Ormco’s motion to dismiss has been denied. Each of the remaining motions, as well as various other motions filed by the parties, was heard by the Court on October 29, 2004. The Company expects the trial to be scheduled after the Court rules on such motions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the anticipated benefit of increased collaboration between orthodontists and general practitioner dentists on our revenue growth, our expectation that the percentage of revenue generated by general practitioner dentists may, in the future, represent a larger percentage of our revenue than revenue generated by orthodontists, our expectations regarding further expansion into North American and international markets, the number of new doctors we anticipate certifying in 2004, our anticipated revenue growth for fiscal 2004, our expectation that sales and marketing expense as well as our research and development spending will increase as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The Invisalign product is manufactured in phases. The initial step in our manufacturing process is the creation of electronic treatment plans using ClinCheck™, an internally developed computer-modeling program. These treatment plans are developed in our operations facility in Costa Rica and are transmitted electronically back to the U.S. ClinCheck™ allows dental professionals to simulate treatment in three dimensions by modeling two-week stages of tooth movement. The electronic files which form the basis for ClinCheck™, are used in conjunction with stereolithography technology to manufacture Aligner molds. These molds are then used by a third party manufacturer in Mexico to fabricate Aligners. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck™ simulation. Aligners are customized to perform the treatment prescribed for an individual patient by dental professionals using ClinCheck™. After the Aligners are produced, the third party manufacturer ships the finished products to our customers.

Align has two customer channels: the orthodontist and the general practitioner, or GP dentist. We have historically generated a majority of our revenues from orthodontists, and we expect to continue to do so for the foreseeable future. There exists, however, a significantly greater number of GPs in North America than orthodontists. As the primary care dental provider, GPs have access to a greater number of patients than orthodontists, and possess a unique opportunity to educate these patients and introduce them to Invisalign. GPs also have the ability to refer appropriate cases to orthodontists and, in certain instances, may choose to treat less complex cases themselves. We are committed to improving the collaboration and referral relationships between orthodontists and GPs. We believe that improved collaboration is beneficial to the orthodontist and the GP and will accelerate growth in Invisalign cases and consequently increase our revenues. In addition, although we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications, we expect that the percentage of revenue generated by GPs will increase, largely due to the fact that there are significantly more GPs than orthodontists, and may, in the future, represent a larger percentage of our revenue than revenue generated by orthodontists. We believe this expected increase in the number of cases treated by GPs will result in an increase in the overall market for Invisalign as patients that would not have otherwise sought orthodontic treatment are introduced to Invisalign by GPs.

Our domestic orthodontist and GP dentist customers represented over 90% of our total product revenue during fiscal 2004. We expect to continue to increase our market penetration into the North American market. We will also focus our efforts towards the expansion of our international markets. We currently have patients in treatment in over 30 countries. For the remainder of fiscal 2004, we expect to increase our infrastructure and support in key countries in Europe and initiate strategic moves in Asia, more specifically in Japan, in order to take advantage of this emerging opportunity.

Clinical education and ongoing training are critical to our customers’ success with Invisalign. We certify several thousand new doctors to use Invisalign annually, and we expect to certify approximately 4,000 newly trained doctors during fiscal 2004. Additionally, we share product enhancements, treatment tips and techniques, and clinical research data with our customers on an ongoing basis through continuing education in the form of hundreds of provider workshops, study clubs and third-party online educational centers. This information ensures that our customers understand Invisalign’s expanding applications and best uses, and that they feel confident about treating more of their patients with Invisalign.

Net revenue for the third quarter of fiscal 2004 was $45.8 million, an increase of 35% as compared to $34.0 million for the third quarter of fiscal 2003. The increase was driven primarily from increases in the number of cases submitted for both the domestic orthodontic and general practitioner channels. Net profit was $3.3 million, or $0.06 net profit per share, basic and $0.05 net profit per share, diluted, compared to a net loss of $2.1 million, or $0.04 net loss per share, basic and diluted, for the third quarter of fiscal 2003.

Results of Operations

Revenues. Invisalign product revenues by channel and other revenue, which represented training and sales of ancillary products, for the three and nine-months periods ended September 30, 2004 and 2003 are as follows:

(Amounts in $ million)	Three Months Ended			Percentage Increase	Nine Months Ended			Percentage Increase
	September 30, 2004	September 30, 2003	Increase*		September 30, 2004	September 30, 2003	Increase*
Domestic:
Orthodontic	$22.2	$19.6	$2.6	13%	$66.4	$51.6	$14.8	29%
GP	$17.4	$9.4	$8.0	85%	$45.0	$20.8	$24.2	116%
International	$4.1	$3.0	$1.1	37%	$11.8	$8.5	$3.3	39%

Total Product	$43.7	$32.0	$11.7	37%	$123.2	$80.9	$42.3	52%
Other revenue	$2.1	$2.0	$0.1	5%	$6.0	$5.3	$0.7	13%

Total Revenue	$45.8	$34.0	$11.8	35%	$129.2	$86.2	$43.0	50%

*	Primary reasons for increase: For the quarter and nine-months ended September 30, 2004, growth in the domestic orthodontic and general practitioner channels over the same periods in fiscal 2003 resulted primarily from higher case volumes driven by an increase in the number of participating clinicians and utilization within their practices. Higher product sales during the three and nine-month periods ended September 30, 2004 as compared to the same periods in fiscal 2003 also benefited from increased promotional advertising campaigns and sales initiatives in effect during fiscal 2004.

Cost of revenues. Cost of revenues for the quarter ended September 30, 2004 was $14.9 million compared to $13.4 million for the quarter ended September 30, 2003. Cost of revenues for the nine-month period ended September 30, 2004 was $42.6 million compared to $38.6 million for the nine-month period ended September 30, 2003. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, training costs and the cost of facilities. Also included in cost of revenues are stock-based compensation expenses of $0.1 million and $0.6 million for the third quarters of fiscal 2004 and 2003, respectively, and stock-based compensation expenses of $0.9 million and $2.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Gross profit for the quarter ended September 30, 2004 was $30.8 million or 67% of revenue, compared to a gross profit of $20.6 million or 61% of revenue for the quarter ended September 30, 2003. Gross profit for the nine-month period ended September 30, 2004 was $86.6 million or 67% of revenue, compared to a gross profit of $47.6 million or 55% of revenue for the nine-month period ended September 30, 2003. The higher gross profit in the third quarter and nine-month period ended September 30, 2004 as compared to the quarter and nine-month period ended September 30, 2003 is primarily attributable to improved fixed cost absorption related to increasing case volumes and continued manufacturing process efficiencies.

Sales and marketing. Sales and marketing expenses for the quarter ended September 30, 2004 were $13.9 million compared to $10.5 million for the quarter ended September 30, 2003. Sales and marketing expenses for the nine-month period ended September 30, 2004 were $40.6 million compared to $32.6 million for the nine-month period ended September 30, 2003. Sales and marketing expenses include sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising and dental professional trade show attendance. Sales and marketing expenses include stock-based compensation expenses of $0.1 million and $0.5 million in the third quarters of fiscal 2004 and 2003, respectively, and stock-based compensation expenses of $0.6 million and $1.8 million for the nine-month periods ended September

30, 2004 and 2003, respectively. The increase in sales and marketing expense of $3.4 million for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 resulted primarily from an increase in spending of $1.6 million related to incremental headcount in our North American sales and marketing work force, $0.8 million related to our international sales and marketing workforce and consulting services, and $1.4 million related to increases in media, advertising costs and marketing promotions. The increase in spending was partially offset by the decrease of $0.4 million in stock-based compensation expense. The increase in sales and marketing expense of $8.0 million for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 resulted primarily from an increase in spending of $3.4 million related to incremental headcount in our North American sales and marketing work force, $0.8 million related to North America sales force training, $2.6 million related to our international workforce and consulting services, and $2.3 million related to increases in media, advertising costs and marketing promotions. The increase in spending was partially offset by the decrease of $1.1 million in stock-based compensation expense. The increases during fiscal 2004 have been consistent with our marketing and sales initiatives and we expect these initiatives to continue in the remainder of fiscal 2004. Accordingly, we expect sales and marketing expense to increase during the fourth quarter of fiscal 2004 as we continue to invest in sales force staffing, clinical education, direct-to-consumer advertising and related consumer programs.

General and administrative. General and administrative expenses for the quarter ended September 30, 2004 were $8.3 million compared to $8.7 million for the quarter ended September 30, 2003. General and administrative expenses for the nine-month period ended September 30, 2004 were $25.2 million compared to $25.6 million for the nine-month period ended September 30, 2003. General and administrative expenses included salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. General and administrative expenses include stock-based compensation expenses of $0.5 million and $1.6 million for the third quarters of fiscal 2004 and 2003, respectively, and stock-based compensation expenses of $2.6 million and $5.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease in general and administrative expense of $0.4 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 was primarily due to decreases in stock-based compensation expense of $1.1 million and general corporate expenses of $0.5 million. Partially offsetting the decreases were $1.2 million in incremental payroll expenses from additional headcount expense for the third quarter of fiscal 2004 as compared the third quarter of fiscal 2003. The $0.4 million decrease in general and administrative expenses for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 was primarily due to the decrease in stock-based compensation expense of $3.1 million and the sales tax charge of $1.4 million incurred during the second quarter of fiscal 2003. The decreased expenses in the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 was partially offset by increases of $2.8 million in payroll expenses and $1.3 million in general corporate expenses.

Research and development. Research and development expenses for the quarter ended September 30, 2004 were $4.8 million and $3.1 million for the quarter ended September 30, 2003. Research and development expenses for the nine-month period ended September 30, 2004 were $11.8 million and $9.8 million for the nine-month period ended September 30, 2003. Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses included $0.9 million and $0.6 million of stock-based compensation for the third quarters of fiscal 2004 and 2003, receptively, and $1.6 million and $2.5 million of stock-based compensation for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in research and development expense of $1.7 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 resulted primarily from a $1.1 million severance charge related to the departure of Align’s vice president of engineering and increased spending of $0.6 million for product improvement initiatives. For the nine-month period ended September 30, 2004 as compared to September 30, 2003, the increase of $2.0 million resulted from the $1.1 million severance charge and increased spending of $1.8 million for product improvement initiatives, partially offset by a $0.9 million decrease in stock-based compensation expense. For the remainder of fiscal 2004, we expect to increase research and development spending for clinical research and product improvement initiatives.

Interest and other income (expense), net. Interest and other expense was ($0.2) million for the quarter ended September 30, 2004 as compared to ($0.4) million for the quarter ended September 30, 2003. Interest and other expense was ($0.6) million for the nine-month period ended September 30, 2004 as compared to ($0.1) million for the nine-month period ended September 30, 2003. Interest and other income (expense), net, includes interest income earned on cash balances, interest expense on debt, foreign currency translation gains and losses for the dollar against other currencies related to international businesses and other miscellaneous charges. For the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, other expenses increased by $0.2 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. For the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003, other expenses decreased by $0.2 million, and foreign currency translation loss was reduced by $0.3 million for the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003.

Income tax provision. Income tax provision was $0.3 million and $0.8 million for the quarter and nine-month periods ended September 30, 2004, respectively, and was as a result of taxable income during fiscal 2004. Income tax provision for the quarter and nine-month periods ended September 30, 2003 was $38,000 primarily related to the net loss during fiscal 2003. We expect tax expense for fiscal year 2004 to be at an effective tax rate of approximately 10%.

Stock-based compensation. In connection with the grant of stock options to employees and non-employees prior to 2001, we recorded deferred stock-based compensation as a component of stockholders’ equity. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. For stock options granted to non-employees, the fair value of the options, estimated using the Black-Scholes valuation model, is initially recorded on the date of grant. As the non-employee options vest, we remeasure the remaining unvested options, with the change in fair value from period to period represented as a change in deferred compensation. This stock-based compensation is amortized as charges to operations over the vesting periods of the options. For the quarters ended September 30, 2004 and 2003, we recorded amortization of deferred compensation of $1.0 million and $3.1 million, respectively. For the nine-month periods ended September 30, 2004 and 2003, we recorded amortization of deferred compensation of $4.7 million and $10.2 million, respectively.

We recorded expenses of $0.1 million and $0.3 million for the quarters ended September 30, 2004 and 2003, respectively, related to options granted to non-employees after 2001. We recorded expenses of $0.4 million and $0.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively, related to options granted to non-employees after 2001.

Historically, we have accelerated the vesting of options to several employees in connection with severance packages. This acceleration was accounted for as a charge to the condensed consolidated statements of operations. We recorded $0.7 million for the quarter and nine-months ended September 30, 2004 related to the departure of Align’s vice president of engineering. We recorded no such charge for the quarter ended September 30, 2003 and $0.8 million for the nine-months ended September 30, 2003 related to severance packages for several employees. This charge is equal to the intrinsic value of the options which was calculated as the difference between the exercise price of the accelerated options and the fair value of the common stock on the date of acceleration.

Liquidity and Capital Resources

We have funded our operations with the proceeds from the sale of our common and preferred stock, an equipment-based term loan, bridge loans and cash provided from operations. We have incurred operating losses from inception through the third quarter of 2003.

As of September 30, 2004, we had $63.2 million of cash and cash equivalents, $0.3 million of restricted cash and $0.5 million of marketable securities. We had an accumulated deficit of $292.9 million as of September 30, 2004.

Net cash provided by operating activities totaled $17.5 million and $4.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Net cash provided by operating activities for the nine-month period ended September 30, 2004 resulted primarily from operating profit and increases in current liabilities. For the nine-month period ended September 30, 2003, net cash provided by operating activities resulted primarily from increases in accrued liabilities and deferred revenue, partially offset by operating losses.

Net cash used in investing activities totaled $4.8 million for the nine-month period ended September 30, 2004 and $3.9 million for the nine-month period ended September 30, 2003. For the nine-month period ended September 30, 2004, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion and manufacturing improvements, partially offset by proceeds from the sale of equipment and maturities of marketable securities. For the nine-month period ended September 30, 2003, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion and manufacturing improvements and purchases of marketable securities, partially offset by maturities of marketable securities.

Net cash provided by financing activities was $5.6 million and $0.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively. For the nine-month period ended September 30, 2004, net cash provided by financing activities consisted of proceeds from the issuance of common stock, primarily from exercises of employee stock options, partially offset by payments on debt obligations related to the equipment-based term loan and capital lease obligations. For the nine-month periods ended September 30, 2003, net cash provided by financing activities consisted of proceeds from the issuance of common stock, primarily from exercises of employee stock options, and proceeds from payment on stockholders’ notes receivable, partially offset by payments on debt obligations related to the equipment-based term loan and capital lease obligations.

Contractual Obligations. There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

In December 2003, we increased our accounts receivable-based revolving line of credit from $10.0 million to $15.0 million, and negotiated more favorable terms. Accessing the revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of September 30, 2004, we had not utilized the revolving line of credit. In December 2002, we secured an equipment-based term loan of $5.0 million, which was fully drawn down in December 2002. As of September 30, 2004, the equipment-based term loan had an outstanding balance of $2.1 million.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and EITF 00-21. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; shipments have occurred; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered involve management’s judgments based on whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. EITF 00-21 addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

In certain instances, adjustments to a patient’s teeth are made in the final stages of orthodontic treatment. To make these final adjustments and move a patient’s teeth to the final desired position, dental professionals may elect to use Invisalign as a finishing treatment tool and order newly manufactured Aligners. These newly manufactured Aligners, or “case refinement”, are not provided with the Aligners produced as part of the initial treatment plan and are manufactured only upon the request of the dental professional if final adjustments are desired.

From June 2001 through April 2003, we offered our dental professionals the opportunity, at the time of the creation of the initial treatment plan, to purchase at a discount a one-time, non-refundable case refinement. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until the earlier of shipment of the case refinement or, if case refinement is never requested, the point in time when the case is deemed completed, or “case expiration”. In cases where the dental professional did not purchase case refinement in advance, case refinement revenues, if any, are recognized when the new Aligners are shipped.

We updated our domestic and international pricing policies in May 2003 and January 2004, respectively, to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each and at a comparable price internationally, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement after May 1, 2003 are $125 per case and a comparable price internationally after January 2004. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been shipped or upon case expiration, whichever is earliest.

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

The Company generally warrants its products for a specific period of time against material defects. We accrue for estimated warranty costs upon shipment of products. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product which fails while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. The Company regularly reviews the accrued balances and updates the historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued. If we were to experience higher rates of warranty events, we would be required to accrue additional warranty costs, which would negatively affect our operating results.

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

Deferred Tax Valuation Allowance

Pursuant to the guidance provided in the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), we anticipate that we will again provide a full valuation allowance against our net deferred income tax assets at the end of 2004. This conclusion is based upon the belief that it is more likely than not that these assets will not be realized.

The principal business condition necessary to realize the benefits of these assets is the generation of significant future profits. Although we anticipate that profits will result from our future operations, historical data is insufficient develop the trend data that is necessary to reasonably predict future profits.

RISK FACTORS

We have only recently experienced significant revenue growth and achieved profitability. If we fail to sustain or increase profitability or revenue growth in future periods, the market price of our common stock may decline.

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

As noted above, we have only recently achieved profitability, as a result, to sustain or increase profitability in future periods, we will need to continue to increase our revenue, while controlling our expenses. We generated positive operating cash flow for the first time during fiscal year 2003, and we cannot be certain that we will be able to sustain or increase such positive cash flow from operations, from period to period, in the future. In addition, we have recently experienced significant revenue growth. Because our business is evolving it is difficult to predict our future operating results or levels of growth and we may not be able to sustain such growth levels in future periods. If we do not sustain or increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

In October 2004, we implemented a new version of our enterprise resource planning system and new software for our manufacturing execution system. During the remainder of fiscal 2004 and throughout 2005 we will integrate additional functionality into our manufacturing execution system, which will more efficiently integrate this system with our other system applications, such as customer facing and manufacturing tools. System upgrades and enhancements require significant capital expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.

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

Effective internal controls are necessary for us to provide reliable financial reports and help prevent fraud. We are continuously evaluating and working to improve our internal controls. Our evaluation may conclude that enhancements, modifications or changes to our internal controls are necessary to satisfy the requirements of the Sarbanes-Oxley Act of 2002. We cannot be certain that the measures we implement will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Any failure to maintain the adequacy of our internal controls and provide accurate financial reports could subject us to costly litigation, could make it difficult to attract and retain quality management personnel and could have a negative effect on the market price of our stock.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. We believe our intellectual property position represents a substantial business advantage. As of September 30, 2004, we had 56 issued U.S. patents, 82 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of September 30, 1999 to approximately 932 employees as of September 30, 2004. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage this level of growth could harm our business.

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

In fiscal 2003 and during fiscal 2004, the market price for our common stock was volatile.

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

The interests of our management could conflict with those of our other stockholders. As of September 30, 2004, our executive officers, directors and principal stockholders beneficially owned an aggregate of approximately 29% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of us, which in turn could reduce the market price of our stock.

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

Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Since 2003 we have invested significant resources to comprehensively document and evaluate our system of internal controls. In the course of this ongoing evaluation, we have identified areas of our internal controls requiring improvement and we are in the process of designing processes and controls to enhance our controls in these areas. We plan to continue this initiative as we prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 on December 31, 2004. As a result of this process, we expect to continue to make changes to our internal controls over financial reporting.

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

In connection with these claims, the Court granted three motions for summary judgment that we filed. First, on May 14, 2004, the Court granted our motion for summary judgment of non-infringement, finding that our Invisalign system does not infringe any of the asserted Ormco patents (5,477,432, 5,683,243, 6,244,861 and 6,616,644). Second, on July 2, 2004, the Court granted in part our motion for summary judgment of infringement, finding that Ormco and AOA infringe certain, but not all, claims of our patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, on August 26, 2004, the Court granted our motion for summary judgment of invalidity of Ormco’s asserted patents claims (5,477,432, 5,683,243, 6,244,861 and 6,616,644). As noted above, the Court earlier found that Align does not infringe these patents. In addition, the Court also denied Ormco’s motion for summary judgment seeking a finding of invalidity of our asserted patent claims (6,398,548 and 6,554,611).

The Court initially scheduled trial for October 29, 2004. At a pretrial conference held on September 10, 2004, however, the Court decided to allow the parties to file further dispositive motions. Subsequently, the Court took the trial date off the calendar to permit briefing of these motions. We then filed a motion for summary judgment that our asserted patent claims are not invalid. We also filed a motion for summary judgment that our patents are not unenforceable based on Ormco’s allegations of inequitable conduct. Ormco filed a motion for summary judgment that it did not willfully infringe our patents. Ormco also moved to dismiss the case for alleged lack of subject matter jurisdiction. Ormco’s motion to dismiss has been denied. Each of the remaining motions, as well as various other motions filed by the parties, was heard by the Court on October 29, 2004. We expect the trial to be scheduled after the Court rules on such motions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description
10.13.1†	Form of option agreement under Align’s 2001 Stock Incentive Plan

10.44†	Employment Agreement between Robert D. Mitchell and Align dated July 12, 2004

10.45†	Employment Agreement between Cecilia Claudio and Align dated September 13, 2004

10.46†	Severance Agreement between Jon Fjeld and Align dated July 14, 2004

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2004	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.13.1†	Form of option agreement under Align’s 2001 Stock Incentive Plan

10.44†	Employment Agreement between Robert D. Mitchell and Align dated July 12, 2004

10.45†	Employment Agreement between Cecilia Claudio and Align dated September 13, 2004

10.46†	Severance Agreement between Jon Fjeld and Align dated July 14, 2004

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan