Form 10-Q
period 2005-03-31
ALIGN TECHNOLOGY INC
filed 2005-05-05
CIK 1097149

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-32259

Align Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3267295 (I.R.S. Employer Identification Number)
881 Martin Avenue Santa Clara, California 95050 (Address of principal executive offices)(Zip Code))
(408) 470-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, as of April 30, 2005 was 61,460,607.

ALIGN TECHNOLOGY, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$68,988	$69,659
Restricted cash	293	303
Marketable securities, short-term	250	—
Accounts receivable, net of allowance	31,875	28,809
Inventories	3,071	2,852
Prepaid expenses and other current assets	6,450	5,211

Total current assets	110,927	106,834
Property and equipment, net	22,105	21,702
Goodwill	478	—
Intangible assets, net	978	—
Other assets	2,183	2,176

Total assets	$136,671	$130,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,018	$3,361
Accrued liabilities	23,567	23,481
Deferred revenues	17,996	16,257
Debt	1,349	1,849

Total current liabilities	45,930	44,948
Other long-term liabilities	35	25

Total liabilities	45,965	44,973

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at March 31, 2005 and December 31, 2004	—	—
Common stock: $0.0001 par value; Authorized: 200,000; Issued: 61,447 and 60,916 at March 31, 2005 and December 31, 2004, respectively; Outstanding: 61,407 and 60,876 shares at March 31, 2005 and December 31, 2004, respectively	6	6
Additional paid-in capital	380,647	377,559
Accumulated other comprehensive income (loss)	14	(2)
Accumulated deficit	(289,961)	(291,824)

Total stockholders' equity	90,706	85,739

Total liabilities and stockholders' equity	$136,671	$130,712

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$51,155	$39,205
Cost of revenues	15,478	13,393

Gross profit	35,677	25,812

Operating expenses:
Sales and marketing	19,134	13,272
General and administrative	9,511	8,277
Research and development	4,903	3,346

Total operating expenses	33,548	24,895

Profit from operations	2,129	917
Interest and other, net	(60)	(227)

Net profit before income tax provision	2,069	690
Income tax provision	(206)	(133)

Net profit	$1,863	$557

Net profit per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Shares used in computing net profit per share:
Basic	61,246	59,091

Diluted	63,148	64,559

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net profit	$1,863	$557
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Depreciation and amortization	2,722	2,182
Amortization of intangibles	57	—
Stock-based compensation expense	12	2,217
Loss on retirement and disposal of fixed assets	20	6
Provision for doubtful accounts	188	86
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(3,240)	(2,077)
Inventories	(219)	47
Other current assets	(1,239)	524
Accounts payable	(325)	(788)
Accrued liabilities	550	(2,964)
Deferred revenue	1,104	(46)

Net cash provided by (used in) operating activities	1,493	(256)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,157)	(1,655)
Decrease in restricted cash	10	87
Purchases of marketable securities	(250)	—
Maturities of marketable securities	—	2,212
Acquisition, net of cash acquired	(856)	—
Other assets	(8)	(39)

Net cash (used in) provided by investing activities	(4,261)	605

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,597	3,007
Proceeds from payment on stockholders' notes receivable	—	17
Payments on debt obligations	(500)	(496)

Net cash provided by financing activities	2,097	2,528

Net (decrease) increase in cash and cash equivalents	(671)	2,877
Cash and cash equivalents at beginning of period	69,659	44,939

Cash and cash equivalents at end of period	$68,988	$47,816

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the "Company" or "Align") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004.

        The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period, and the Company makes no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

        The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Certain prior period amounts have been adjusted to conform with current period presentation.

2.     Inventories

        Inventories comprise (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$890	$953
Work in process	1,921	1,547
Finished goods	260	352

	$3,071	$2,852

        Work in process includes costs to produce the Invisalign product, including deferred costs. Finished goods primarily represent ancillary products that support the Invisalign system.

3.     Net Profit Per Share

        Basic net profit per share is computed using the weighted average number of shares of common stock during the year less unvested common shares subject to repurchase. Diluted net profit per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options and unvested shares subject to repurchase.

        The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net profit	$1,863	$557

Denominator:
Weighted-average common shares outstanding	61,246	59,253
Less: Unvested common shares subject to repurchase	—	(162)

Total shares, basic	61,246	59,091

Effect of dilutive securities:
Add: Dilutive common stock equivalents	1,902	5,306
Unvested shares subject to repurchase	—	162

Total shares, diluted	63,148	64,559

Basic net profit per share	$0.03	$0.01

Diluted net profit per share	$0.03	$0.01

        The following table sets forth potential shares of common stock that are not included in the diluted net profit per share because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Options to purchase common stock	4,467	161

4.     Stock-based Compensation

        The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS 148"). The following table illustrates the effect on net profit (loss) and net profit (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("FAS 123") to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net profit, as reported	$1,863	$557
Add: Stock-based employee compensation expense included in reported net profit, net of related tax effects	—	1,966
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(5,197)	(4,834)

Pro forma net loss	$(3,334)	$(2,311)

Basic net profit (loss) per common share:
As reported	$0.03	$0.01

Pro forma	$(0.05)	$(0.04)

Diluted net profit (loss) per common share:
As reported	$0.03	$0.01

Pro forma	$(0.05)	$(0.04)

        Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk free interest rate	3.75%	2.78%
Expected life	2 years	5 years
Expected volatility	70%	60%

        The decrease to the expected life assumption used in the Black-Scholes option pricing model to 2 years for the three months ended March 31, 2005 as compared to 5 years for the three months ended March 31, 2004 is the result of analyzing historical option activity and the granting of options with shorter vesting terms.

5.     Acquisitions

        In January 2005, the Company acquired all of the membership interests of privately held General Orthodontics, LLC ("GO"). GO is the sole premier provider of consulting and education services to general practitioner dentists ("GP") and orthodontists using the Invisalign system. The Consolidated Financial Statements include the operating results of GO from the date of acquisition.

        The purchase price of $1.3 million was accounted for as business combination and allocated to the acquired assets, goodwill and other identified intangibles, as follows (in thousands):

Fair value of net liabilities assumed	$(174)
Identified intangible assets acquired:
Consultant relationships	980
Other	55
Goodwill	478

Total	$1,339

        The valuation of the consultant relationships represent the fair value of consultant services which include direct consulting services to GO's customers on the use of the Invisalign technology and training of GP dentists and orthodontists at the Company's certification training sessions. Consultant relationships and other intangible assets are being amortized on a straight-line basis over the estimated useful life of three years.

        In accordance with the Membership Interest Purchase Agreement, the Company agreed to contingent earn-outs of up to $1.0 million payable to certain former holders of GO membership interests upon the achievement of milestones defined in the agreement. These contingent payments, which are scheduled to occur within the first twelve months of the acquisition date are accrued on a straight-line basis. As of March 31, 2005, no such milestones had been attained.

        Pro forma statements of earnings information have not been presented because the effect of this acquisition was not material.

6.     Goodwill and Other Intangible Assets

        In January 2005, the Company completed the acquisition of GO (See Note 5) and recorded $0.5 million of goodwill. Goodwill is the difference between the purchase price and the fair value of the acquired net liabilities and the identified intangible assets. Upon the integration of GO, Align included GO's consulting services in its clinical education and training programs under the name of Invisalign Consulting Services.

        As required by SFAS 142 "Goodwill and Other Intangible Assets", the Company will perform its annual impairment test in the fourth quarter of 2005 or more frequently if events or changes in circumstances indicate the assets may be impaired.

        The following is a summary of the Company's purchased intangible assets as of March 31, 2005 (in thousands):

	Gross Carrying Amount	Estimated Useful Life (in years)	Accumulated Amortization	Net Carrying Value
Consultant relationships	$980	3	$54	$926
Other	55	3	3	52

Total	$1,035		57	$978

        Estimated future amortization expense for purchased intangible assets as of March 31, 2005 is as follows (in thousands):

2005	$259
2006	345
2007	345
2008	29

$978

7.     Commitments and Contingencies

  Short-term and Long-term Obligations

        As of March 31, 2005, future minimum payments under lease obligations and financing agreements are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$1,997	$1,979	$1,740	$1,609	$957	$412	$8,694
Capital lease obligations	101	—	—	—	—	—	101
Equipment-based term loan	1,250	—	—	—	—	—	1,250

Total	$3,348	$1,979	$1,740	$1,609	$957	$412	$10,045

  Product Warranty

        The Company generally warrants its products for a specific period of time against material defects in materials and workmanship. The Company provides for the estimated future costs of warranty obligations in costs of revenues when the related product is shipped. Accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on replacement costs. Management periodically reviews the accrued balances and updates the historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued.

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

        The following table reflects the change in the Company's warranty accrual during the three months ended March 31, 2005 (in thousands):

Warranty accrual, December 31, 2004	$1,616
Charged to cost and expenses	682
Actual warranty expenses	(467)

Warranty accrual, March 31, 2005	$1,831

  Contingencies

        In December 2003, the Company negotiated a $15.0 million revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 0.5% above prime. Accessing the accounts receivable based revolving line of credit is subject to qualifying accounts receivable and the Company's compliance with certain loan covenants. As of March 31, 2005, the Company had not drawn down the revolving line of credit.

        In December 2002, the Company obtained and accessed a $5.0 million equipment-based term loan, which accrues interest at a rate of 2.25% above prime. The Company did not draw down on any new funds in fiscal 2004 or during the first quarter of fiscal 2005. Principal payments are due in 36 monthly installments beginning in January 2003. The loan balance was $1.3 million as of March 31, 2005.

        During the quarter ended March 31, 2005, the Company determined that it was out of compliance with its loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. The loan covenant requirements were amended on April 22, 2005 for the purpose of changing the minimum Earnings Before Income Taxes, Depreciation and Amortization (EBITDA) amount that the Company must maintain for the fiscal quarter ended March 31, 2005 and each fiscal quarter ending thereafter from $5.0 million to $2.0 million. As a result of the amendment, the Company is in full compliance with its loan covenants for the quarter ended March 31, 2005.

  Legal Proceedings

        On February 2, 2005, the Company filed a multi-claim lawsuit in San Francisco County Superior Court against defendants OrthoClear, Inc., OrthoClear Holdings, Inc., Muhammad Ziaullah Chishti, Bao Tran, Peter Riepenhausen, Joe Breeland, Jeff Tunnell, Christopher Kawaja, and Charles Wen. Among other things, the complaint alleges tort, contract, statutory and common law causes of action arising from OrthoClear and the individual defendants' alleged plan to unlawfully utilize the Company's intellectual property, confidential information and employees. The complaint also alleges that OrthoClear, Chishti and other defendants are in breach of contractual obligations, statutory law and common law for attempting to intentionally interfere and disrupt the Company's ongoing business operations and improperly gain access to the Company's customer relationships and trade secrets. The complaint seeks injunctive relief and monetary damages in an amount to be determined.

        On February 15, 2005, OrthoClear, Chishti, Riepenhausen, Breeland, Tunnell, Kawaja and Wen filed a multi-claim cross-complaint against the Company, Thomas Prescott, Roger George, Eldon Bullington, David Thrower, Patricia Wadors, Gil Laks and Kelsey Wirth (collectively, the "Align Parties") alleging conspiracy, breach of contract, libel, slander, unjust enrichment, intentional interference with prospective economic advantage, and unfair competition. The cross-complaint seeks injunctive relief and monetary damages in an amount to be determined.

        On February 18, 2005, the Court granted the Company's request for and issued a Temporary Restraining Order ("TRO") prohibiting OrthoClear and the individual OrthoClear defendants from engaging, assisting, or participating, directly or indirectly, in soliciting, inducing to leave, recruiting, or encouraging any current Align employee or consultant to terminate or alter his or her employment or business relationship with Align or attempting to do the same. The Court also granted our request and issued a TRO prohibiting OrthoClear and the individual OrthoClear defendants from disclosing, using, lecturing upon or publishing any of our proprietary information without our express prior written permission. In addition, in response to a cross-application for TRO filed by certain OrthoClear defendants, the Court enjoined Chishti and the Align Parties from disparaging each other in such a manner as to violate the mutual non-disparagement clause contained in the Separation Agreement between Align and Chishti dated as of March 27, 2002. The Court also enjoined the Align Parties from advising any Align employee or consultant that he or she will be subject to criminal charges or a civil lawsuit if that person elects to change his or her employment status with Align, unless Align has good cause to believe criminal conduct has been or will be committed or that a civil cause of action will lie against the employee or consultant. The Court also required the Align Parties to refrain from taking any actions inconsistent with Federal or State securities laws relating to the issuance or redemption of Align stock. On March 1, 2005, the Court signed a Stipulated Preliminary Injunction Order, whereby the Court ordered that the express terms of the TRO remain in place until the earlier of (i) trial, (ii) written agreement of the parties or further Court order setting an earlier termination, or (iii) as to the preliminary injunction regarding non-solicitation or recruiting of Align employees or consultants only, October 27, 2005.

        The defendants and the Align Parties have filed demurrers to the complaint and the cross-complaint, respectively. The parties have commenced written discovery.

        The Company denies the allegations in the cross-complaint, and will vigorously defend against such claims. No trial date has been set in the case.

        On January 6, 2003, Ormco Corporation ("Ormco") filed suit against the Company in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint sought unspecified monetary damages and injunctive relief. On February 18, 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of its U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to the Company's counterclaims on March 10, 2003 and asserted counterclaims against the Company seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. The Company responded to Ormco's counterclaims on April 2, 2003. The Company amended its counterclaim to add Allesee Orthodontic Appliances, Inc. ("AOA"), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to the Company's counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted the Company to amend its counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, the Company filed an answer to Ormco's first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

        In connection with these claims, the Court granted five motions for summary judgment that the Company filed. First, on May 14, 2004, the Court granted the Company's motion for summary judgment of non-infringement, finding that the Company's Invisalign system does not infringe any of the asserted Ormco patents (5,477,432, 5,683,243, 6,244,861 and 6,616,644). Second, on July 2, 2004, the Court granted in part the Company's motion for summary judgment of infringement, finding that Ormco and AOA infringe certain, but not all, claims of the Company's patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, on August 26, 2004, the Court granted the Company's motion for summary judgment of invalidity of Ormco's asserted patents claims (5,477,432, 5,683,243, 6,244,861 and 6,616,644). As noted above, the Court earlier found that the Company does not infringe these patents. In addition, the Court also denied Ormco's and AOA's motion for summary judgment seeking a finding of invalidity of the Company's asserted patent claims (6,398,548 and 6,554,611). Fourth, the Court granted the Company's summary judgment motion that the Company's asserted patent claims are not invalid based on the evidence currently before the Court. Although the Court granted that motion, it reopened discovery on two additional invalidity arguments Ormco and AOA asserted. Fifth, the Court also granted the Company's summary judgment motion that the Company's patents are not unenforceable and granted Ormco's and AOA's summary judgment motion that Ormco and AOA did not willfully infringe the Company's patents.

        On December 20, 2004, the Company filed a further summary judgment motion that the Company's asserted claims are not invalid based on Ormco's and AOA's new evidence. Ormco and AOA filed a counter-summary judgment motion that the Company's asserted claims are invalid based on this new evidence. The motions were heard by the Court on February 7, 2005. On February 24, 2005, the Court granted the Company's motion in part, confirming the validity of all of the asserted claims of the Company's 6,554,611 patent and two of the asserted claims of the Company's 6,398,548 patent. The Court also granted Ormco's and AOA's motion in part, finding certain claims of the Company's 6,398,548 patent to be invalid in view of prior use evidence. On March 10, 2005, Ormco and AOA moved for reconsideration of the Court's ruling that Claims 10 and 17 of the Company's U.S. Patent No. 6,398,548 are not invalid. The Court took this motion under submission on the papers without a hearing.

        On March 28, 2005, the Company filed a motion for permanent injunction to prevent Ormco and AOA from selling the infringing Red, White & Blue system. Ormco and AOA did not oppose issuance of a permanent injunction but disagreed as to scope. The Company amended its motion on April 25, 2005 and, on May 2, 2005, Ormco and AOA filed an opposition to the permanent injunction. Previously, on April 4, 2005, Ormco and AOA filed a motion to stay any permanent injunction that should issue during any appeal that Ormco and AOA file. The Court took this motion under submission and will rule on the motion when the language of the permanent injunction is settled.

        The Court has scheduled a pre-trial conference for June 3, 2005. As of the date of this Form 10-Q, only the Company's remedies for Ormco's and AOA's adjudged infringement remain at issue.

8.     Recently Issued Accounting Standards

        In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment." SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on the Company's results of operations and financial condition. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the anticipated benefit of increased collaboration between orthodontists and general practitioner dentists on our expected revenue growth, our expectation that the percentage of revenue generated by general practitioner dentists will represent an increasingly larger percentage of our revenue, our expectations regarding further expansion into North American and international markets, the number of new doctors we anticipate certifying in 2005, our anticipated revenue growth, our expectation that sales and marketing and our research and development expenses will increase in 2005, our expectations regarding costs, including legal fees, that we may incur as a result of the OrthoClear litigation, our expectations regarding the launch of a new consumer advertising campaign in the second quarter of 2005 as well as the launch of a pilot program for a seven stage aligner system and our expected tax rate for fiscal year 2005, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading "Risk Factors" and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly update the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

        The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

        Align Technology, founded in April 1997, designs, manufactures and markets Invisalign, a proprietary method for treating malocclusion, or the misalignment of teeth. Invisalign treats malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position. Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with braces. Invisalign is appropriate for treating adults and teens with mature dentition. We received FDA clearance to market Invisalign in 1998, and we began commercial operations in July 1999.

        The Invisalign product is manufactured in phases. The initial step in our manufacturing process is the creation of electronic treatment plans using ClinCheck™, an internally developed computer-modeling program. These treatment plans are developed in our operations facility in Costa Rica and are transmitted electronically back to the prescribing orthodontist or general practitioner ("GP") via ClinCheck™. ClinCheck™ allows the orthodontist or GP to simulate treatment in three dimensions by modeling two-week stages of tooth movement. Upon the dental professional's approval of the ClinCheck™ simulation, we use the data underlying the simulation, in conjunction with stereolithography technology, to manufacture Aligner molds. A third party manufacturer in Mexico uses these molds to fabricate Aligners. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck™ simulation. Aligners are customized to perform the treatment prescribed for an individual patient by dental professionals using ClinCheck™. After the Aligners are produced, the third party manufacturer ships the finished products to our customers.

        We generate the vast majority of our revenue from three channels: (1) the orthodontist in our domestic market; (2) the general practitioner dentist, in our domestic market; and (3) the orthodontist and GP in our international markets. We derive most of our revenues from the sales of the Invisalign product to orthodontists and GPs in the United States and Canada, our domestic market. Sales of Invisalign to orthodontists and GPs in our domestic market represented approximately 86% of our total revenue during the first quarter of 2005. As a result, our management team is focused on activities that will (1) accelerate the market's acceptance of the Invisalign system; (2) enable Align to maintain or gain market share; and (3) increase in the overall market for Invisalign.

        A number of factors, the most material of which are set forth below, may affect our success during the remainder of 2005 and beyond.

  •
  Increased Competition. Currently, our Invisalign product competes directly against a product called Red, White and Blue, which is manufactured and distributed by Ormco, a subsidiary of Sybron Dental Specialties. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialties and Dentsply International have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future attempt to develop an orthodontic system similar to ours. If we are unable to compete effectively with existing products or to respond effectively to any products developed by new or existing competitors, our business could be harmed. For instance, we recently filed a multi-claim lawsuit against a nascent competitor OrthoClear, Inc., OrthoClear Holdings, Inc., Muhammed Zia Chishti, one of our founders, and certain former employees. Among other things, the lawsuit alleges tortious and illegal actions arising out of the defendants' plan to unlawfully utilize our intellectual property, trade secrets, confidential information and employees. The lawsuit further alleges that the defendants have breached contractual obligations and have violated statutory law and common law for the purposes of intentionally interfering with on-going operations and improperly gaining access to our customer relationships and trade secrets. On February 15, 2005, OrthoClear, Mr. Chishti and certain other defendants filed a multi-claim cross-complaint against Align and certain of our executive officers, senior management and directors alleging conspiracy, breach of contract, libel, slander, unjust enrichment, intentional interference with prospective economic advantage and unfair competition. See Part II Item 1 of this Form 10-Q for a more complete summary of this legal proceeding. We are in the early stages of evaluating the impact, if any, the events underlying this litigation may have on our business, competitive position in the market and other matters related to the sale of our product. In addition, although this lawsuit is in the early stages, litigation of this type, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations. We have included estimated incremental OrthoClear related expenses of $10 million to $12 million in our financial plan and guidance for fiscal 2005. Should OrthoClear launch a product in 2005, this estimate may change substantially. As result, of these and other factors, this litigation could adversely affect our results of operations and cause a decline in our stock price.

  •
  Increased Collaboration and Referral Relationships Between Orthodontists and GPs. Although we have historically generated a majority of our revenues from orthodontists, there exists a significantly greater number of GPs in North America than orthodontists. As the primary provider of dental care, GPs have access to a greater number of patients than orthodontists, and possess a unique opportunity to educate these patients on the benefits of oral care and introduce them to Invisalign. GPs also have the ability to refer appropriate cases to orthodontists and may choose to treat less complex cases themselves. We are committed to improving the collaboration and referral relationships between orthodontists and GPs. We believe that improved collaboration is beneficial to the orthodontist and the GP and will accelerate growth in Invisalign cases and consequently increase our revenues. As specialists, orthodontists are a critical part of our business and we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications. We expect, however, that the percentage of revenue generated by GPs will increase, largely due to the fact that there are significantly more GPs than orthodontists. In fact, in the first quarter of 2005, our domestic GP channel generated 40% of our revenue and we expect GPs will generate an increasingly larger portion of our revenue in the future. We believe the expected increase in the number of cases treated by GPs will result in an increase in the overall market for Invisalign as patients that would not have otherwise sought orthodontic treatment are introduced to Invisalign by their GPs.

  •
  Penetration into our Domestic Market. We expect to continue to increase our penetration into our domestic market. Clinical education and ongoing training are critical to our customers' success with Invisalign. Each year, we provide numerous clinical education and training programs, which include certification classes, conference calls, seminars and workshops. By participating in these events, we believe that our customers will emerge with a better understanding of the product and its applicability. Since 1999, we have certified several thousand new orthodontists and GPs to use Invisalign annually, and we expect to certify approximately 4,000 GP's during fiscal 2005. We also maintain an online clinical education center which is intended to augment our training workshops, conference calls and seminars by enabling Invisalign-trained doctors to obtain continuing education credits and access a full range of case studies and best practices.

  •
  Expansion of International Markets. We will also focus our efforts towards the expansion of our international markets. In fiscal 2005, we expect to increase our infrastructure and support in key countries in Europe and initiate strategic moves in Japan in order to take advantage of these emerging opportunities.

  •
  Demand for Invisalign Treatment. Our market research indicates that the vast majority of people with malocclusion who desire treatment do not elect traditional treatment because of its many limitations, such as compromised aesthetics and oral discomfort. By communicating the benefits of Invisalign to both dental professionals and consumers, we intend to increase the number of patients who seek orthodontic treatment annually. In the second quarter of 2005 we expect to launch a new consumer advertising campaign designed to raise the profile of Invisalign and drive more consumers to our most experienced dental professionals.

        Acquisition of General Orthodontics, LLC.    In January 2005, we acquired all of the membership interests of privately held General Orthodontics, LLC ("GO"). GO is the sole premier provider of consulting and education services to GPs and orthodontists using the Invisalign system. Under the terms of the purchase agreement, we agreed to purchase GO for approximately $1.3 million, and up to $1.0 million for performance-based earnouts. The Consolidated Financial Statements include the operating results of GO from the date of acquisition. See notes 5 and 6 for further information.

        Financial highlights.    Net revenue for the three months ended March 31, 2005 was $51.2 million, an increase of 31% as compared to the three months ended March 31, 2004. The increase was driven by higher case volumes resulting from growth in our customer base and higher utilization, primarily in our domestic GP and international channels. Our operating expenses for the three months ended March 31, 2005 were $33.5 million as compared to $24.9 million for the three months ended March 31, 2004. The increase in operating expenses primarily resulted from increases in sales and marketing expenses, as further described below. We expect our spending for the remainder of fiscal 2005 to increase as we continue to expand our sales and marketing programs and invest in our organizational infrastructure. In addition, we expect to incur significant legal fees as a result of the OrthoClear litigation during the remainder of fiscal 2005, which could have a material adverse effect on our business.

        Stock-based compensation.    In connection with the grant of stock options prior to 2001, we recorded deferred stock-based compensation as a component of stockholders' equity. This stock-based compensation was amortized as charges to operations over the vesting periods of the options. For the three months ended March 31, 2004, we recorded amortization of deferred compensation of $2.0 million. Deferred stock-based compensation was fully amortized as of December 31, 2004.

        For options granted to non-employees, we measure the options' fair value using the Black-Scholes model at each reporting period and recognize stock based compensation expense as the options vest. We recorded expenses of $12,000 for the three months ended March 31, 2005 and $0.2 million for the three months ended March 31, 2004 related to options granted to non-employees.

Results of Operations

        Revenues.    Invisalign product revenues by channel and other revenue, which represented training and sales of ancillary products, for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
(Amounts in $million)	March 31, 2005	March 31, 2004	Increase*	Percentage Increase
Domestic:
Orthodontic	$23.3	$21.5	$1.8	8%
GP	$20.7	$12.6	$8.1	64%
International	$5.2	$3.6	$1.6	44%

Total Product	$49.2	$37.7	$11.5	31%
Other revenue	$2.0	$1.5	$0.5	33%

Total Revenue	$51.2	$39.2	$12.0	31%

*
Primary reasons for increase: For the three months ended March 31, 2005, revenue growth was primarily due to higher case volumes for the domestic GP channels over the three months ended March 31, 2004. The increase in the number of cases submitted was driven by an increase in the number of participating clinicians and utilization within the practices for our domestic GP and international customers.

        Cost of revenues.    Cost of revenues for the three months ended March 31, 2005 was $15.5 million compared to $13.4 million for the three months ended March 31, 2004. Cost of revenues includes the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, training costs and the cost of facilities. Also included in cost of revenues are stock-based compensation expenses of $0.4 million for the three months ended March 31, 2004. Gross profit for the three months ended March 31, 2005 was $35.7 million or 70% of revenue, compared to a gross profit of $25.8 million or 66% of revenue for the three months ended March 31, 2004. The higher gross profit for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is primarily attributable to improved fixed cost absorption related to increasing volumes, continued manufacturing process improvements in both our treatment operations facility in Costa Rica and in the aligner fabrication process.

        Sales and marketing.    Sales and marketing expenses for the three months ended March 31, 2005 were $19.1 million compared to $13.3 million for the three months ended March 31, 2004. Sales and marketing expenses include sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising and dental professional trade show attendance. Sales and marketing expenses include stock-based compensation expenses of $0.3 million for the three months ended March 31, 2004. The increase in sales and marketing expense of $5.8 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted primarily from $3.0 million related to increases in media, advertising and marketing expenses, and $2.2 million related to increases in our North American sales and marketing workforce. Additionally, $0.5 million related to retention incentives and guarantees to our sales force and $0.4 million related to increases to our international sales and marketing workforce. The increase in spending was partially offset by the decrease of $0.3 million in stock-based compensation expense. The increases in sales and marketing expenses during the first quarter of fiscal 2005 have been consistent with our marketing and sales initiatives and we expect these initiatives to continue in fiscal 2005. Accordingly, we expect sales and marketing expense to increase during fiscal 2005 as we continue to invest in sales force staffing, new media programs, web site enhancements, direct-to-consumer advertising and clinical education.

        General and administrative.    General and administrative expenses for the three months ended March 31, 2005 were $9.5 million compared to $8.3 million for the three months ended March 31, 2004. General and administrative expenses included salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. General and administrative expenses include stock-based compensation expenses of $1.2 million for the three months ended March 31, 2004. The $1.2 million increase in general and administrative expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to increases in legal and professional fees of $1.0 million, $0.9 million in payroll expenses related to additional headcount and $0.5 million in general corporate expenses. The increase in spending for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was partially offset by the decrease in stock-based compensation expense of $1.2 million. We expect to incur significant legal fees as a result of the OrthoClear litigation during the remainder of fiscal 2005 which could have a material adverse effect on our results of operations. See Part II Item 1 of this Form 10-Q for a summary of our material pending legal proceedings.

        Research and development.    Research and development expenses for the three months ended March 31, 2005 were $4.9 million and $3.3 million for the three months ended March 31, 2004. Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses included $0.4 million of stock-based compensation for the three months ended March 31, 2004. The increase of $1.6 million in research and development for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted from increased spending of $2.0 million for product improvement initiatives, partially offset by a $0.4 million decrease in stock-based compensation expense. For fiscal year 2005, we expect to increase research and development spending for new products and enhancements to our existing product, including spending related to the development of a next generation aligner material, the development of a patient compliance indicator, the launch of a pilot for a value based seven stage aligner system to be used for less complex cases and early testing of a bracket positioning template, and conducting clinical research.

        Interest and other, net.    Interest and other expense was $0.1 million for the three months ended March 31, 2005 as compared to $0.2 million for the three months ended March 31, 2004. Interest and other income (expense), net, includes interest income earned on cash balances, interest expense on debt, foreign currency translation gains and losses for the dollar against other currencies related to international businesses and other miscellaneous charges.

        Income tax provision.    Income tax provision for the three months ended March 31, 2005 and 2004 was $0.2 million and $0.1 million, respectively. Our expected effective tax rate for fiscal 2005 is 10.0%. As of December 31, 2004, we had aggregate federal and state net operating loss carryforwards of $324.2 million. As of March 31, 2005, we have recorded a full valuation allowance for our existing net deferred tax assets due to uncertainties regarding their realization. We have aggregate federal and state research tax credit carryforwards of $6.9 million as of December 31, 2004. The federal research credit carryforwards expire beginning in the year 2017, if not utilized. The state research credit carryforward does not expire. The federal and state net operating loss carryforwards expire beginning in the year 2017 for federal and 2005 for state purposes, if not utilized. Utilization of the federal net operating losses and credit carryforwards may be limited by the change of ownership provisions contained in Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

        Historically, we have funded our operations with the proceeds from the sale of our common and preferred stock and from cash generated from operations. As of March 31, 2005, we had $69.0 million of cash and cash equivalents, $0.3 million of restricted cash and $0.3 million of marketable securities. We had an accumulated deficit of $290.0 million as of March 31, 2005.

        Net cash provided by operating activities totaled $1.5 million for the three months ended March 31, 2005 as compared to cash used in operations of $0.3 million for the three months ended March 31, 2004. Net cash provided by operating activities for the three months ended March 31, 2005 resulted primarily from operating profit and increases in deferred revenue, partially offset by increases in other assets and inventories. Other assets increased primarily due to an increase in prepaid expenses. For the three months ended March 31, 2004, net cash used in operating activities resulted primarily from payments of accrued liabilities partially offset by operating profit.

        Net cash used in investing activities totaled $4.3 million for the three months ended March 31, 2005 as compared to cash provided by investing activities of $0.6 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion, manufacturing improvement, the acquisition of GO and increases in interest bearing certificates of deposits maintained as part of lease agreements for office facilities in the U.S. and Europe. For the three months ended March 31, 2004, net cash provided by investing activities resulted primarily from maturities of marketable securities, partially offset by the purchase of property and equipment.

        Net cash provided by financing activities was $2.1 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively. For the three month periods ended March 31, 2005 and 2004, net cash provided by financing activities consisted of proceeds from the issuance of common stock, primarily from exercises of employee stock options, partially offset by payments on debt obligations related to the equipment-based term loan and capital lease obligations.

        Contractual Obligations.    There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

        In December 2003 we negotiated a $15.0 million revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 0.5% above prime. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of March 31, 2005, we had not drawn down the revolving line of credit.

        In December 2002, we obtained and accessed a $5.0 million equipment-based term loan, which accrues interest at a rate of 2.25% above prime. We did not draw down on any new funds in fiscal 2004 or during the first quarter of fiscal 2005. Principal payments are due in 36 monthly installments beginning in January 2003. The loan balance was $1.3 million as of March 31, 2005.

        During the quarter ended March 31, 2005, we determined that we were out of compliance with our loan covenants for the accounts receivable-based revolving line of credit and equipment-based term loan requiring certain financial ratios and measurements to be maintained. The loan covenant requirements were amended on April 22, 2005 for the purpose of changing the minimum Earnings Before Income Taxes, Depreciation and Amortization (EBITDA) amount that we must maintain for the fiscal quarter ended March 31, 2005 and each fiscal quarter ending thereafter from $5.0 million to $2.0 million. As a result of the amendment, we were in full compliance with our loan covenants for the quarter ended March 31, 2005.

        We expect that our operating expenses will increase in 2005 and will be commensurate with an overall increase in the level of our business activity, including increased sales and the related costs of products sold, our consumer advertising campaign and dental professional marketing efforts, continuing efforts to automate our manufacturing processes, increases in the size of our sales force and dental professional training staff, continued international sales and marketing efforts, and development and increases in our research and development expenses as we develop new products and improvements to our existing product. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. Our capital requirements depend on market acceptance of our products and our ability to market, sell and support our products on a worldwide basis.

        We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay establishing a national brand, building manufacturing infrastructure and developing our product and process technology, and reduce our expenditures in general. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, accounts receivable, legal contingencies and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and Emerging Issues Task Force ("EITF") 00-21. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; shipments have occurred; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered involve management's judgments based on whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. EITF 00-21 addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided that no significant obligations remain, transfer of title has occurred and collection of the receivable is deemed probable. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are recognized as related revenues are earned. In certain instances, adjustments to a patient's teeth are made in the final stages of orthodontic treatment. To make these final adjustments and move a patient's teeth to the final desired position, dental professionals may elect to use Invisalign as a finishing treatment tool and order newly manufactured Aligners. These newly manufactured Aligners, or "case refinement", are not provided with the Aligners produced as part of the initial treatment plan and are manufactured only upon the request of the dental professional if final adjustments are desired. Align's case refinement policy allows doctors to order one case refinement as part of their original lab fee, provided they submit the order prior to the point in time when the case is deemed completed, or the "case expiration". Prior to our policy change during the fourth quarter of fiscal 2004, we deemed the case expiration date to occur on the 90th day after the expected end of treatment. Under the new policy, the case expiration date is deemed to occur on the 180th day after the expected end of treatment.

        From June 2001 through April 2003, we offered our dental professionals the opportunity, at the time of the creation of the initial treatment plan, to purchase at a discount a one-time, non-refundable case refinement. Revenue, in the amount of the stand-alone sales price of the undelivered element, is deferred until the earlier of shipment of the case refinement or, if case refinement was never requested, the point in time when the case is deemed completed, or "case expiration". In cases where the dental professional did not purchase case refinement in advance, case refinement revenues, if any, are recognized when the new Aligners are shipped.

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

        We generally warrant our products for a specific period of time against material defects. We accrue for estimated warranty costs upon shipment of products. We provide for the estimated future costs of warranty obligations in costs of revenues when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product which fails while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimate amounts. On a quarterly basis, we review the accrued balances and update these balances based on historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued. If we were required to accrue additional warranty cost in the future, it would negatively affect operating results.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. We periodically review these estimated allowances, including an analysis of the customers' payment history and information regarding the customers' creditworthiness. If the financial condition of any of our customers were to deteriorate, resulting in their inability to make payments, an additional allowance may be required which would negatively impact our operating results.

Accounting for Long-Lived Assets

        We assess the impairment of long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the market capitalization relative to net book value. If these factors or their related assumptions change in the future, we may be required to record impairment charges which would negatively impact operating results.

Legal Contingencies

        We are currently involved in certain legal proceedings as discussed in Note 7 to our consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations and financial condition.

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

        While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net profit in the period such determination was made. Subsequently, we would recognize tax expense in subsequent periods at amounts approximating the statutory rate. We recently turned profitable, and if we continue to be profitable in the future, the deferred tax valuation allowance may be adjusted accordingly.

        Goodwill.    As a result of the acquisition of GO, we recorded $0.5 million of goodwill. See Notes 5 and 6 for further information. We monitor the recoverability of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which uses a fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value to its net book value. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill.

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

As noted above, we have only recently achieved profitability, and, as a result, to sustain or increase profitability in future periods, we will need to continue to increase our revenue, while controlling our expenses. We generated positive operating cash flow for the first time during fiscal year 2003, and we cannot be certain that we will be able to sustain or increase such positive cash flow from operations, from period to period, in the future. In fact, for fiscal 2005, we expect to increase our sales and marketing expenses as a result of several factors, including a new consumer advertising campaign we expect to launch in the second quarter of 2005 involving television, radio and print media. This advertising program is designed to raise the profile of Invisalign and drive prospective patients to our most experienced dental professionals. Advertising programs of this nature are expensive and may have limited success, if any, and the program may not result in revenue generation commensurate with its costs. In addition, legal expenses associated with the OrthoClear litigation could result in an additional increase to our general and administrative expenses in fiscal 2005. Furthermore, as a result of funding these and other business expenditures, our cash and cash equivalents may be negatively impacted during fiscal 2005. Because our business is evolving it is difficult to predict our future operating results or levels of growth, and we may not be able to sustain our historical growth rates in future periods. If we do not sustain or increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

  •
  the development and marketing of directly competitive products by potential competitors, such as OrthoClear Inc.;

  •
  changes in the timing of product orders;

  •
  unanticipated delays in production caused by insufficient capacity, any disruptions in the manufacturing process or the introduction of new production processes;

  •
  inaccurate forecasting of revenue, production and other operating costs;

  •
  costs and expenditures in connection with ongoing litigation, in particular the litigation related to OrthoClear;

  •
  increased expenses resulting from several factors, including increased headcount in our sales and marketing department; and

  •
  investments in research and development to develop new products and enhancements to Invisalign.

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

        We seek to diligently protect our intellectual property rights. On February 2, 2005 we filed a complaint against OrthoClear, Inc., OrthoClear Holdings, Inc., Mr. Chishti, one of our founders, and several former employees. Among other things, the complaint alleges tort, contract, statutory and common law causes of action arising from OrthoClear and the individual defendants' alleged plan to unlawfully utilize our intellectual property, confidential information and employees. The complaint also alleges that OrthoClear, Mr. Chishti, and other defendants are in breach of contractual obligations, statutory law and common law for attempting to intentionally interfere and disrupt our ongoing business operations and improperly gain access to our customer relationships and trade secrets. The complaint seeks injunctive relief and monetary damages in an amount to be determined. On February 15, 2005, OrthoClear, Mr. Chishti and certain other defendants filed a multiclaim Cross-Complaint against Align and certain of our executive officers, senior management and directors alleging conspiracy, breach of contract, libel, slander, unjust enrichment, intentional interference with prospective economic advantage, and unfair competition. Although this lawsuit is in the early stages, litigating claims of this type, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations. Any of these results from our litigation could adversely affect our results of operations and stock price.

        In addition, we are currently a party to various other legal proceedings and claims. Management does not believe that the ultimate outcome of these other legal proceedings and claims will have a material adverse effect on our financial position or results of operations. However, in the Ormco litigation, there is no assurance that the court's decision will not be overturned on appeal. In addition, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or future periods.

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

        In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally produce or procure from third parties may contain defects in design and manufacture, including "bugs" and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, sales and operating results.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

        Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report, includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We depend on the sale of Invisalign for the vast majority of our revenues, and any decline in sales of Invisalign would adversely affect our business and results of operations.

        We expect that revenue from the sale of Invisalign will continue to account for the vast majority of our total revenue for the foreseeable future. Continued and widespread market acceptance of Invisalign by orthodontists, GPs and consumers is critical to our future success. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services or consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, or if orthodontists and GPs do not collaborate as we expect, our operating results could be harmed. Factors that could cause Invisalign not achieve market acceptance at the rate at which we expect, or at all, are described more fully below.

  Dental professionals may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

  Our success depends upon increasing acceptance of Invisalign by dental professionals. Invisalign requires orthodontists, GPs and their staff to undergo special training and learn to interact with patients in new ways. In addition, because Invisalign has only been in clinical testing since July 1997 and commercially available only since July 1999, orthodontists and GPs may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption and cumulative use by orthodontists and GPs will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products,our ability to provide effective sales support, training and service and the availability of competing products, technologies and alternative treatments. In the future, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and, consequently, reduced acceptance by dental professionals. If Invisalign does not achieve growing acceptance in the orthodontic and GP communities, our operating results will be harmed.

  Consumers may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

  In addition, our success depends upon the acceptance of Invisalign by a substantially larger number of dental professionals as well as potential consumers to whom we are now actively marketing. Invisalign represents a significant change from traditional orthodontic treatment, and consumers may be reluctant to accept it or may not find it preferable to conventional treatment. In addition, consumers may not comply with recommended treatment guidelines for Invisalign, which could compromise the effectiveness of their treatment. We have generally received positive feedback from both orthodontists, GPs and consumers regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients. Market acceptance will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, reliability, improved treatment, aesthetics, greater comfort and hygiene compared to conventional orthodontic products and price for Invisalign compared to competing products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. Adoption by consumers may also be impacted by general macroeconomic conditions in North America and internationally, which fluctuate and could be affected by unstable global economic, political or other conditions.

  The orthodontist and GPs may choose not to collaborate and referrals between orthodontists and GPs may not increase at the rate that we anticipate or at all.

  Our success depends in part upon improving the collaboration and referral relationships between orthodontists and GP dentists. As specialists, orthodontists are a critical part of our business and we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications. We expect, however, that the percentage of revenue generated by GPs will increase, largely due to the fact that there are significantly more GPs than orthodontists. As the primary provider of dental care, GPs have access to a greater number of patients than orthodontists, possess a unique opportunity to educate these patients and introduce them to Invisalign, have the ability to refer appropriate cases to orthodontists and, in certain instances, may chose to treat less complex cases themselves. If this collaboration and increase in referrals does not occur or occurs more slowly than we anticipate, our operating results could be harmed.

We experience competition from manufacturers of traditional braces and expect aggressive competition from these and other companies who may introduce new technologies in the future.

        Currently, our Invisalign product competes directly against a product called Red, White and Blue, which is manufactured and distributed by Ormco, a subsidiary of Sybron Dental Specialties. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialties and Dentsply International have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. For instance, on February 2, 2005 we filed a lawsuit against OrthoClear, Inc., OrthoClear Holdings, Inc., Mr. Chishti, one of our founders, and several former employees. We believe that OrthoClear intends to introduce and market a competitive product into the market place. Although we intend to vigorously defend our intellectual property rights and prevent OrthoClear from releasing any product that infringes on our intellectual property, if OrthoClear is ultimately successful in entering the market with a competitive product, our business could be harmed.

Our future success may depend on our ability to develop and successfully introduce new products.

        Our future success may depend on our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In 2005, we intend to launch a pilot program for a value based seven stage aligner system to be used for less complex cases and we are in early testing of a bracket positioning template. There can be no assurance that we will be able to successfully sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

        Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2005, we had 59 issued U.S. patents, 92 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

        We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. We also rely on protection of our copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. See

Part II Item 1 of this Form 10-Q for a summary of the OrthoClear litigation. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure of our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share.

If we infringe the patents or proprietary rights of other parties or are subject to a patent infringement claim, our ability to grow our business will be severely limited.

        Extensive litigation over patents and other intellectual property rights is common in the medical device industry. We have been sued for infringement of third party's patents in the past and we may be the subject of patent or other litigation in the future. From time to time, we have received and may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe upon any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

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

        We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of December 31, 1999 to approximately 1,034 employees as of March 31, 2005. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficiently skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage this level of growth could harm our business.

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

We rely on our direct sales force to sell our products and any failure to maintain our direct sales force could harm our business.

        Our ability to sell our products and generate revenue depends upon our direct sales force within our domestic market and internationally. As of March 31, 2005 our direct sales force consisted of 80 employees. We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may limit our revenues and our ability to maintain market share. The loss of the services of these key personnel may harm our business.

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

        We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace and our customers to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients' expectations regarding the security of healthcare information, we could be liable for damages and our reputation could be impaired. In addition, patient care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

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

        The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. Regulations implemented pursuant to the Health Insurance Portability and Accountability Act (HIPAA), including regulations affecting the security and privacy of patient healthcare information held by healthcare providers and the business associates may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. The affect of HIPAA and newly enacted regulations on our business is difficult to predict, and there can be no assurance that we will adequately address the business risks created by

HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. Additionally, the HIPAA Security Standard, which went into effect in April 2005, requires that we implement safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of the electronic protected health information that we create, receive, maintain or transmit pursuant to our Business Associate Agreements with healthcare professionals. Compliance with the Security Standard could require complex changes in our internal systems and services and could be costly.

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

        We currently sell our products in Europe, Canada, the United Kingdom, Mexico, Brazil, Australia and Hong Kong, and may expand into other countries from time to time. We do not know whether orthodontists, GPs and consumers outside our domestic market will adopt Invisalign in sufficient numbers or as rapidly as we anticipate. In addition, sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all.

Our business exposes us to potential product liability claims, and we may incur substantial expenses if we are subject to product liability claims or litigation.

        Medical devices involve an inherent risk of product liability claims and associated adverse publicity. We may be held liable if any product we develop or any product that uses or incorporates any of our technologies causes injury or is otherwise found unsuitable. Although we intend to continue to maintain product liability insurance, adequate insurance may not be available on acceptable terms, if at all, and may not provide adequate coverage against potential liabilities. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing our expenses and diverting management's attention away from the operation of our business, and could harm our business.

In fiscal 2004 and during the first quarter of fiscal 2005, the market price for our common stock was volatile.

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

  •
  general market conditions.

        In addition, the stock market in general, and the market for technology and medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, class action litigation has often been brought against the issuing company following periods of volatility in the market price of a company's securities. If a securities class action suit is filed against us in the future, we would incur substantial legal fees, and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

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

  •
  accounting for income taxes.

        In particular, the FASB recently enacted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which we will adopt effective in the first quarter of fiscal 2006. As a result, we expect that SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

        For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.

        Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

  (b)
  Changes in internal control over financial reporting.

        There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On February 2, 2005, we filed a multi-claim lawsuit in San Francisco County Superior Court against defendants OrthoClear, Inc., OrthoClear Holdings, Inc., Muhammad Ziaullah Chishti, Bao Tran, Peter Riepenhausen, Joe Breeland, Jeff Tunnell, Christopher Kawaja, and Charles Wen. Among other things, the complaint alleges tort, contract, statutory and common law causes of action arising from OrthoClear and the individual defendants' alleged plan to unlawfully utilize Align's intellectual property, confidential information and employees. The complaint also alleges that OrthoClear, Chishti and other defendants are in breach of contractual obligations, statutory law and common law for attempting to intentionally interfere and disrupt our ongoing business operations and improperly gain access to our customer relationships and trade secrets. The complaint seeks injunctive relief and monetary damages in an amount to be determined.

        On February 15, 2005, OrthoClear, Chishti, Riepenhausen, Breeland, Tunnell, Kawaja and Wen filed a multi-claim cross-complaint against Align, Thomas Prescott, Roger George, Eldon Bullington, David Thrower, Patricia Wadors, Gil Laks and Kelsey Wirth (collectively, the "Align Parties") alleging conspiracy, breach of contract, libel, slander, unjust enrichment, intentional interference with prospective economic advantage, and unfair competition. The cross-complaint seeks injunctive relief and monetary damages in an amount to be determined.

        On February 18, 2005, the Court granted our request for and issued a Temporary Restraining Order ("TRO") prohibiting OrthoClear and the individual OrthoClear defendants from engaging, assisting, or participating, directly or indirectly, in soliciting, inducing to leave, recruiting, or encouraging any current Align employee or consultant to terminate or alter his or her employment or business relationship with Align or attempting to do the same. The Court also granted our request and issued a TRO prohibiting OrthoClear and the individual OrthoClear defendants from disclosing, using, lecturing upon or publishing any of our proprietary information without our express prior written permission. In addition, in response to a cross-application for TRO filed by certain OrthoClear defendants, the Court enjoined Chishti and the Align Parties from disparaging each other in such a manner as to violate the mutual non-disparagement clause contained in the Separation Agreement between Align and Chishti dated as of March 27, 2002. The Court also enjoined the Align Parties from advising any Align employee or consultant that he or she will be subject to criminal charges or a civil lawsuit if that person elects to change his or her employment status with Align, unless Align has good cause to believe criminal conduct has been or will be committed or that a civil cause of action will lie against the employee or consultant. The Court also required the Align Parties to refrain from taking any actions inconsistent with Federal or State securities laws relating to the issuance or redemption of Align stock. On March 1, 2005, the Court ordered that the express terms of the TRO remain in place until the earlier of (i) trial, (ii) written agreement of the parties or further Court order setting an earlier termination, or (iii) as to the preliminary injunction regarding non-solicitation or recruiting of Align employees or consultants only, October 27, 2005. The defendants and the Align Parties have filed demurrers to the complaint and the cross-complaint, respectively. The parties have commenced written discovery. Align denies the allegations in the cross-complaint, and will vigorously defend against such claims. No trial date has been set in the case.

        On January 6, 2003, Ormco Corporation ("Ormco") filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint sought unspecified monetary damages and injunctive relief. On February 18, 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. We responded to Ormco's counterclaims on April 2, 2003. We amended our counterclaim to add Allesee Orthodontic Appliances, Inc. ("AOA"), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to our counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted us to amend our counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, we filed an answer to Ormco's first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

        In connection with these claims, the Court granted five motions for summary judgment that we filed. First, on May 14, 2004, the Court granted our motion for summary judgment of non-infringement, finding that our Invisalign system does not infringe any of the asserted Ormco patents (5,477,432, 5,683,243, 6,244,861 and 6,616,644). Second, on July 2, 2004, the Court granted in part our motion for summary judgment of infringement, finding that Ormco and AOA infringe certain, but not all, claims of our patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, on August 26, 2004, the Court granted our motion for summary judgment of invalidity of Ormco's asserted patents claims (5,477,432, 5,683,243, 6,244,861 and 6,616,644). As noted above, the Court earlier found that we do not infringe these patents. In addition, the Court also denied Ormco's and AOA's motion for summary judgment seeking a finding of invalidity of our asserted patent claims (6,398,548 and 6,554,611). Fourth, the Court granted our summary judgment motion that our asserted patent claims are not invalid based on the evidence currently before the Court. Although the Court granted that motion, it reopened discovery on two additional invalidity arguments Ormco and AOA asserted. Fifth, the Court also granted our summary judgment motion that our patents are not unenforceable and granted Ormco's and AOA's summary judgment motion that Ormco and AOA did not willfully infringe our patents.

        On December 20, 2004, we filed a further summary judgment motion that our asserted claims are not invalid based on Ormco's and AOA's new evidence. Ormco and AOA filed a counter-summary judgment motion that our asserted claims are invalid based on this new evidence. The motions were heard by the Court on February 7, 2005. On February 24, 2005, the Court granted our motion in part, confirming the validity of all of the asserted claims of our 6,554,611 patent and two of the asserted claims of our 6,398,548 patent. The Court also granted Ormco's and AOA's motion in part, finding certain claims of our 6,398,548 patent to be invalid in view of prior use evidence. On March 10, 2005, Ormco and AOA moved for reconsideration of the Court's ruling that Claims 10 and 17 of our U.S. Patent No. 6,398,548 are not invalid. The Court took this motion under submission on the papers without a hearing.

        On March 28, 2005, we filed a motion for permanent injunction to prevent Ormco and AOA from selling the infringing Red, White & Blue system. Ormco and AOA did not oppose issuance of a permanent injunction but disagreed as to scope. We amended our motion on April 25, 2005 and, on May 2, 2005, Ormco and AOA filed an opposition to the permanent injunction. Previously, on April 4, 2005, Ormco and AOA filed a motion to stay any permanent injunction that should issue during any appeal that Ormco and AOA file. The Court took this motion under submission and will rule on the motion when the language of the permanent injunction is settled.

        The Court has scheduled a pre-trial conference for June 3, 2005. As of the date of this Form 10-Q, only our remedies for Ormco's and AOA's adjudged infringement remain at issue.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

  (a)
  Exhibits:

			Incorporated by reference herein
Exhibit Number		Description	Filing	Date	Exhibit Number	Filed herewith
10.1		First Amendment to Lease Agreement dated February 2, 2005 for office space located at 881 Martin Avenue, Santa Clara, CA.	Form 8-K	02/09/2005	10.1
10.2		First Amendment to Lease Agreement dated February 2, 2005 for office space located at 821 Martin Avenue, Santa Clara, CA.	Form 8-K	02/09/2005	10.3
10.3		First Amendment to Lease Agreement dated February 2, 2005 for office space located at 831 Martin Avenue, Santa Clara, CA.	Form 8-K	02/09/2005	10.2
10.4		Amendment No. 4 to Loan and Security Agreement dated as of January 28, 2005 by and between registrant and Comerica Bank.	Form 8-K	02/02/2005	10.1
10.5	†	Employment Agreement with Rok Sribar.	Form 8-K	02/07/2005	10.1
10.6	†	Summary of cash bonus awards for fiscal year ended December 31, 2004 for each of the registrant's named executive officers.	Form 10-K	03/03/2005	10.39
10.7		Summary of standard director cash compensation arrangements for fiscal year ending December 31, 2005.	Form 8-K	02/16/2005	Item 1.01
10.8	†	Summary of certain stock option grants to the registrant's named executive officers.	Form 10-K	03/03/2005	10.40

10.9	Summary of amended standard director cash compensation arrangements for fiscal year ending December 31, 2005	Form 8-K	03/22/2005	Item 1.01
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	ALIGN TECHNOLOGY, INC.
	By:	/s/ THOMAS M. PRESCOTT Thomas M. Prescott President and Chief Executive Officer
	By:	/s/ ELDON M. BULLINGTON Eldon M. Bullington Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

			Incorporated by reference herein
Exhibit Number		Description	Filing	Date	Exhibit Number	Filed herewith
10.1		First Amendment to Lease Agreement dated February 2, 2005 for office space located at 881 Martin Avenue, Santa Clara, CA.	Form 8-K	02/09/2005	10.1
10.2		First Amendment to Lease Agreement dated February 2, 2005 for office space located at 821 Martin Avenue, Santa Clara, CA.	Form 8-K	02/09/2005	10.3
10.3		First Amendment to Lease Agreement dated February 2, 2005 for office space located at 831 Martin Avenue, Santa Clara, CA.	Form 8-K	02/09/2005	10.2
10.4		Amendment No. 4 to Loan and Security Agreement dated as of January 28, 2005 by and between registrant and Comerica Bank.	Form 8-K	02/02/2005	10.1
10.5	†	Employment Agreement with Rok Sribar.	Form 8-K	02/07/2005	10.1
10.6	†	Summary of cash bonus awards for fiscal year ended December 31, 2004 for each of the registrant's named executive officers.	Form 10-K	03/03/2005	10.39
10.7		Summary of standard director cash compensation arrangements for fiscal year ending December 31, 2005.	Form 8-K	02/16/2005	Item 1.01
10.8	†	Summary of certain stock option grants to the registrant's named executive officers.	Form 10-K	03/03/2005	10.40
10.9		Summary of amended standard director cash compensation arrangements for fiscal year ending December 31, 2005	Form 8-K	03/22/2005	Item 1.01
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†
Management contract or compensatory plan or arrangement

QuickLinks

ALIGN TECHNOLOGY, INC. INDEX
PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share data) (unaudited)
ALIGN TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
ALIGN TECHNOLOGY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
ALIGN TECHNOLOGY, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX