Form 10-Q
period 2005-06-30
ALIGN TECHNOLOGY INC
filed 2005-08-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2005 was 61,737,396.

Table Of Contents

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$53,940	$44,204	$105,095	$83,409

Cost of revenues	16,620	14,250	32,098	27,643

Gross profit	37,320	29,954	72,997	55,766

Operating expenses:

Sales and marketing	21,049	13,399	40,183	26,671
General and administrative	9,723	8,656	19,234	16,933
Research and development	5,355	3,558	10,258	6,904

Total operating expenses	36,127	25,613	69,675	50,508

Profit from operations	1,193	4,341	3,322	5,258
Interest and other, net	(238)	(175)	(298)	(402)

Net profit before income tax provision	955	4,166	3,024	4,856
Income tax provision	(417)	(394)	(623)	(527)

Net profit	$538	$3,772	$2,401	$4,329

Net profit per share:
Basic	$0.01	$0.06	$0.04	$0.07
Diluted	$0.01	$0.06	$0.04	$0.07

Shares used in computing net profit per share:
Basic	61,484	59,692	61,367	59,391
Diluted	62,953	64,461	62,939	64,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$73,014	$69,659
Restricted cash	402	303
Accounts receivable, net of allowance	35,207	28,809
Inventories	3,125	2,852
Prepaid expenses and other current assets	7,857	5,211
Total current assets	119,605	106,834
Property and equipment, net	22,150	21,702
Goodwill	478	—
Intangible assets, net	891	—
Other assets	2,111	2,176
Total assets	$145,235	$130,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,256	$3,361
Accrued liabilities	28,023	23,481
Deferred revenues	20,196	16,257
Debt	847	1,849
Total current liabilities	53,322	44,948
Other long-term liabilities	43	25
Total liabilities	53,365	44,973
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at June 30, 2005 and December 31, 2004	—	—
Common stock: $0.0001 par value; Authorized: 200,000 shares; Issued: 61,575 and 60,916 shares at June 30, 2005 and December 31, 2004, respectively; Outstanding: 61,535 and 60,876 shares at June 30, 2005 and December 31, 2004, respectively	6	6
Additional paid-in capital	381,269	377,559
Accumulated other comprehensive income (loss)	18	(2)
Accumulated deficit	(289,423)	(291,824)
Total stockholders’ equity	91,870	85,739
Total liabilities and stockholders’ equity	$145,235	$130,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net profit	$2,401	$4,329
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation and amortization	5,367	4,351
Amortization of intangibles	144	—
Stock-based compensation expense	90	3,999
Loss on retirement and disposal of fixed assets	19	46
Provision for doubtful accounts	459	166
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(6,843)	(4,638)
Inventories	(273)	(67)
Other current assets	(2,646)	495
Accounts payable	1,009	(37)
Accrued liabilities	4,996	316
Deferred revenue	3,304	19
Net cash provided by operating activities	8,027	8,979
Cash Flows from Investing Activities:
Purchase of property and equipment	(5,939)	(5,052)
Proceeds from sale of property and equipment	—	851
Decrease (increase) in restricted cash	(99)	158
Purchases of marketable securities	(250)	—
Maturities of marketable securities	250	2,292
Acquisition, net of cash acquired	(856)	—
Other assets	65	53
Net cash used in investing activities	(6,829)	(1,698)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,141	4,855
Proceeds from payment on stockholders’ notes receivable	—	17
Payments on debt obligations	(984)	(993)
Net cash provided by financing activities	2,157	3,879
Net increase in cash and cash equivalents	3,355	11,160
Cash and cash equivalents at beginning of period	69,659	44,939
Cash and cash equivalents at end of period	$73,014	$56,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period, and the Company makes no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with current period presentation.

2.                       Net Profit Per Share

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

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
	Numerator:
	Net profit	$538	$3,772	$2,401	$4,329
	Denominator:
	Weighted-average common shares outstanding	61,484	59,785	61,367	59,519
	Less: Unvested common shares subject to repurchase	—	(93)	—	(128)
	Total shares, basic	61,484	59,692	61,367	59,391

	Effect of dilutive securities:
Add:	Dilutive common stock equivalents	1,469	4,676	1,572	4,873
	Unvested shares subject to repurchase	—	93	—	128
	Total shares, diluted	62,953	64,461	62,939	64,392

	Basic net profit per share	$0.01	$0.06	$0.04	$0.07
	Diluted net profit per share	$0.01	$0.06	$0.04	$0.07

Options to purchase common stock of 4.4 million and 0.2 million for the three months ended June 30, 2005 and 2004, respectively, and 4.7 million and 0.2 million for the six months ended June 30, 2005 and 2004, respectively, are not included in the diluted net profit per share because to do so would be anti-dilutive.

There was no common stock subject to repurchase for the three and six months ended June 30, 2005. Common stock subject to repurchase was included in dilutive securities for the three and six months ended June 30, 2004.

3.                       Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). The following table illustrates the effect on net profit and net profit per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Net profit, as reported		$538	$3,772	$2,401	$4,329
Add:	Stock-based employee compensation expense included in reported net profit, net of related tax effects	70	1,663	70	3,629

Deduct:	Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(4,630)	(5,068)	(9,827)	(9,902)
Pro forma net profit (loss)		$(4,022)	$367	$(7,356)	$(1,944)

Basic net profit (loss) per common share:
	As reported	$0.01	$0.06	$0.04	$0.07
	Pro forma	$(0.07)	$0.01	$(0.12)	$(0.03)

Diluted net profit (loss) per common share:
	As reported	$0.01	$0.06	$0.04	$0.07
	Pro forma	$(0.06)	$0.01	$(0.12)	$(0.03)

Such pro forma disclosure may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following are the weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.65%	3.67%	3.74%	2.95%
Expected life	3 years	5 years	2 years	5 years
Expected volatility	76%	54%	71%	59%
Weighted average fair value	$3.24	$9.47	$3.06	$10.02

The decrease to the expected life assumption used in the Black-Scholes option pricing model to 3 years and 2 years for the three and six months ended June 30, 2005, respectively, as compared to 5 years for the three and six months ended June 30, 2004 is the result of granting options with shorter vesting in 2005.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

Statement 123R permits public companies to adopt its requirements using one of two methods:

1.               Modified prospective method: Compensation cost is recognized beginning with the effective date of the adoption (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

2.               Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under pro forma provision of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

SFAS 123R is effective for public companies for interim and annual periods beginning after December 15, 2005, with earlier adoption permitted.

As noted above, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation cost for employee stock options and purchases under the Employee Stock Purchase Plan. Although the adoption of SFAS 123R’s fair value method will have no adverse impact on the Company’s balance sheet or cash flows, it will affect the Company’s net profit and earnings per share. The actual effects of adopting SFAS 123R will depend on numerous factors including the valuation model the Company uses to value future share-based payments to employees and estimated future forfeiture rates. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

4.                       Acquisitions

In January 2005, the Company acquired all of the membership interests of privately held General Orthodontics, LLC  (“GO”). GO is the sole premier provider of consulting and education services to general practitioner dentists (“GP”) and orthodontists using the Invisalign orthodontic appliance. The condensed consolidated financial statements include the operating results of GO from the date of acquisition.

The purchase price of $1.3 million was accounted for as a business combination and allocated to the acquired assets, goodwill and other identified intangibles, as follows (in thousands):

Fair value of net liabilities assumed	$(174)
Identified intangible assets acquired:
Consultant relationships	980
Other	55
Goodwill	478
Total	$1,339

The valuation of the consultant relationships represent the fair value of consultant services which include direct consulting services to GO’s customers on the use of the Invisalign technology and training of GP dentists and orthodontists at the Company’s certification training sessions. Consultant relationships and other intangible assets are being amortized on a straight-line basis over the estimated useful life of three years.

In accordance with the Membership Interest Purchase Agreement, the Company agreed to contingent earn-outs of up to $1.0 million payable to certain former holders of GO membership interests upon the achievement of milestones defined in the agreement.  These contingent payments are accrued on a straight-line basis based on the estimated completion dates. The Company paid $0.5 million related to milestone completion in July 2005.

5.                       Goodwill and Other Intangible Assets

In January 2005, the Company completed the acquisition of GO (See Note 4) and recorded $0.5 million of goodwill. Goodwill is the difference between the purchase price and the fair value of the acquired net assets and the identified intangible assets. Upon the integration of GO, Align included GO’s consulting services in its clinical education and training programs under the name of Invisalign Consulting Services.

As required by SFAS 142, the Company will perform its annual impairment test in the fourth quarter of 2005 or more frequently if events or changes in circumstances indicate the assets may be impaired.

The following is a summary of the Company’s purchased intangible assets as of June 30, 2005 (in thousands):

	Gross Carrying Value	Estimated Useful Life (in years)	Accumulated Amortization	Net Carrying Value
Consultant relationships	$980	3	$136	$844
Other	55	3	8	47
Total	$1,035		$144	$891

Estimated future amortization expense for purchased intangible assets as of June 30, 2005 is $0.2 million, $0.3 million, $0.3 million and $29,000 in 2005, 2006, 2007 and 2008, respectively.

6.                       Inventories

Work in process includes costs to produce the Invisalign product, including deferred costs. Finished goods primarily represent ancillary products that support the Invisalign system.

Inventories comprise (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$940	$953
Work in process	1,919	1,547
Finished goods	266	352
	$3,125	$2,852

7.                       Commitments and Contingencies

Short-term and Long-term Obligations

As of June 30, 2005, future minimum payments under lease obligations and financing agreements are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$1,177	$2,266	$1,877	$1,699	$1,057	$466	$8,542
Capital lease obligations	14	—	—	—	—	—	14
Equipment-based term loan	833	—	—	—	—	—	833
Total	$2,024	$2,266	$1,877	$1,699	$1,057	$466	$9,389

Operating Leases

In March 2005, the Company entered into an agreement to lease office space in Tokyo, Japan. The facility comprises approximately 900 square feet. The monthly rent for the Tokyo facility is approximately $20. The lease for this facility expires in 2007.

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

The following table reflects the change in the Company’s warranty accrual during the six months ended June 30, 2005 and June 30, 2004, respectively (in thousands):

	Six months ended June 30,
	2005	2004
Balance at beginning of period	$1,616	$862
Charged to cost and expenses	1,293	1,003
Actual waranty expenses	(991)	(987)
Balance at end of period	$1,918	$878

Contingencies

In December 2003, the Company negotiated a $15.0 million revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 0.5% above prime. Accessing the accounts receivable based revolving line of credit is subject to qualifying accounts receivable and the Company’s compliance with certain loan covenants. The line of credit expires in December 2005. As of June 30, 2005, the Company complied with all loan covenants and had not accessed the revolving line of credit.

In December 2002, the Company obtained and accessed a $5.0 million equipment-based term loan, which accrues interest at a rate of 2.25% above prime. The Company did not draw down on any new funds in fiscal 2004 or during the first half of fiscal 2005. Principal payments are due in 36 monthly installments beginning in January 2003. The loan balance was $0.8 million as of June 30, 2005.

Legal Proceedings

OrthoClear

On February 2, 2005, the Company filed a multi-claim lawsuit in San Francisco County Superior Court against defendants OrthoClear, Inc., OrthoClear Holdings, Inc., Muhammad Ziaullah Chishti, Bao Tran, Peter Riepenhausen, Joe Breeland, Jeff Tunnell, Christopher Kawaja, and Charles Wen. Among other things, the complaint alleges tort, contract, statutory and common law causes of action arising from OrthoClear and the individual defendants’ alleged plan to unlawfully utilize our intellectual property, confidential information and employees. The complaint also alleges that OrthoClear, Chishti and other defendants are in breach of contractual obligations, statutory law and common law for attempting to intentionally interfere and disrupt the Company’s ongoing business operations and improperly gain access to our customer relationships and trade secrets. The complaint seeks injunctive relief and monetary damages in an amount to be determined.

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

The defendants and the Align Parties filed demurrers to the complaint and the cross-complaint, respectively. On June 6, the Court ruled on demurrers on the complaint filed by OrthoClear and denied OrthoClear’s challenges to the core of Align’s complaint  — Align’s claims of Misappropriation of Trade Secrets and Breach of Contract  — by overruling the OrthoClear demurrers to these causes of action. In addition, the Court granted Align’s request for permission to amend its original complaint to consolidate several duplicative causes of action and to add specific evidence not available to Align when the original complaint was filed.  OrthoClear did not oppose the demurrer filed by Align and amended its original pleading filing a first supplemental and amended cross-complaint.

On July 6, 2005, OrthoClear filed a demurrer to Align’s first amended complaint, with a hearing scheduled for August 5. On July 27, 2005, Align filed a demurrer to OrthoClear’s first supplemental and amended cross-complaint, with the hearing scheduled for August 23, 2005. Align denies the allegations in the amended cross-complaint, and will vigorously defend against such claims. No trial date has been set in the case.

On July 19, 2005, Align filed a multi-claim lawsuit in the United States District Court for the Northern District of California against OrthoClear.  The complaint alleges numerous violations of the federal Lanham Act (15 U.S.C. §1051 et seq.) by OrthoClear and its officers and employees.  These violations include unfair competition, trademark infringement and false advertising.  The complaint also alleges violations by OrthoClear of California’s Unfair Practices Act (California Business and Professions Code §17200 et seq.).

The complaint seeks monetary damages according to proof at trial and an injunction preventing OrthoClear from further false advertising and unfair competition including any use of Align’s trademarks or any advertising which deceives consumers into incorrectly believing that OrthoClear has a program for training and certifying dentists and orthodontists or that OrthoClear has successfully treated patients.

Ormco

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

In connection with these claims, the Court granted five motions for summary judgment that the Company filed. First, on May 14, 2004, the Court granted the Company’s motion for summary judgment of non-infringement, finding that the Company’s Invisalign system does not infringe any of the asserted Ormco patents (5,477,432, 5,683,243, 6,244,861 and 6,616,644). Second, on July 2, 2004, the Court granted in part the Company’s motion for summary judgment of infringement, finding that Ormco and AOA infringe certain, but not all, claims of the Company’s patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, on August 26, 2004, the Court granted the Company’s motion for summary judgment of invalidity of Ormco’s asserted patents claims (5,477,432, 5,683,243, 6,244,861 and 6,616,644). As noted above, the Court earlier found that the Company does not infringe these patents. In addition, the Court also denied Ormco’s and AOA’s motion for summary judgment seeking a finding of invalidity of the Company’s asserted patent claims (6,398,548 and 6,554,611). Fourth, the Court granted the Company’s summary judgment motion that the Company’s asserted patent claims are not invalid based on the evidence currently before the Court. Although the Court granted that motion, it reopened discovery on two additional invalidity arguments Ormco and AOA asserted. Fifth, the Court also granted the Company’s summary judgment motion that the Company’s patents are not unenforceable and granted Ormco’s and AOA’s summary judgment motion that Ormco and AOA did not willfully infringe the Company’s patents.

On December 20, 2004, the Company filed a further summary judgment motion that the Company’s asserted claims are not invalid based on Ormco’s and AOA’s new evidence. Ormco and AOA filed a counter-summary judgment motion that the Company’s asserted claims are invalid based on this new evidence. The motions were heard by the Court on February 7, 2005. On February 24, 2005, the Court granted the Company’s motion in part, confirming the validity of all of the asserted claims of the Company’s 6,554,611 patent and two of the asserted claims of the Company’s 6,398,548 patent. The Court also granted Ormco’s and AOA’s motion in part, finding certain claims of the Company’s 6,398,548 patent to be invalid in view of prior use evidence. On March 10, 2005, Ormco and AOA moved for reconsideration of the Court’s ruling that Claims 10 and 17 of the Company’s U.S. Patent No. 6,398,548 are not invalid.  On April 8, 2005, upon a motion for reconsideration made by Ormco and AOA, the Court advised that it would adhere to its previous ruling that Claims 10 and 17 of the Company’s 6,398,548 patent are not invalid.

On March 28, 2005, the Company filed a motion for permanent injunction to prevent Ormco and AOA from selling the infringing Red, White & Blue system.  Ormco and AOA filed a motion on April 4, 2005 to stay any permanent injunction that should issue during any appeal that Ormco and AOA file. On May 26, 2005, the Court issued a permanent injunction (the “Permanent Injunction”) to enjoin Ormco and AOA from further infringement of Claims 10 and 17 of the Company’s 6,398,548 patent and Claims 1-3 and 7 of the Company’s 6,554,611 patent.  The Court also temporarily stayed the injunction for 45 days to allow Ormco and AOA to seek a stay of the injunction pending the hearing of an appeal by the Federal Circuit.

On May 31, 2005, Ormco and AOA noticed an appeal to the Federal Circuit from the Permanent Injunction and shortly thereafter filed a motion to stay the Permanent Injunction pending any appeal.  The Federal Circuit has not yet ruled on this motion to stay the Permanent Injunction.  As of the date of this Form 10-Q, the temporary 45 day stay on the Permanent Injunction has expired and the Permanent Injunction is in full force and effect.

As of the date of this Form 10-Q, only the Company’s remedies for Ormco’s and AOA’s adjudged infringement remain at issue. A scheduling conference has been scheduled for August 15, 2005.  No trial date has yet been scheduled.

Other matters

In the second quarter and third quarter of 2005, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California, law firm, acting on behalf of an unnamed party, requesting reexamination of five of the Company’s patents (U.S. Patent Nos. 5,975,893, 6,398,548, 6,309,215, 6,705,863 and 6,217,325).  On May 18, 2005 and July 7, 2005, the USPTO granted the request to reexamine Patent No. 5,975,893 and Patent No. 6,398,548, respectively.  The reexamination proceedings on these patents are currently pending.  While the pending reexaminations are in a preliminary stage and the Company is still evaluating all issues, the Company believes that the 5,975,893 and 6,398,548 Patent are valid.  However, there can be no assurance that the Company will prevail, and an adverse outcome of the reexamination proceedings could cause some or all of the 5,975,893 and or 6,398,548 Patent claims to have a narrower scope of coverage or even to be invalidated.  The USPTO has neither granted nor denied the requests for reexamination of U.S. Patent Nos. 6,309,215, 6,705,863 and 6,217,325.

On July 25, 2005, Bay Materials, LLC (“Bay”) filed suit against the Company in the Superior Court of the State of California for the County of San Mateo. As of the date of the filing of this Form 10-Q, the Company has not been served with the complaint. The complaint asserts, among other things, breach of contract, promissory estoppel, fraud and negligent misrepresentation by the Company. Bay alleges that the Company breached the terms of a purchase order by failing to pay for unshipped goods manufactured by Bay pursuant to such order. Bay further alleges that the Company promised to purchase from Bay an alternative polyurethane product and Bay relied on this representation to develop such an alternative product which the Company determined not to use. The complaint seeks monetary damages of $1.1 million related to breach of contract and research and development costs incurred plus unspecified damages related to lost profit, punitive and exemplary damages, and legal expenses. The Company believes the suit is without merit and intends to vigorously defend itself.

8.                       Information about Geographic Areas

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. During all of the periods presented, the Company operated in a single business segment. No single territory other than the United States of America and Canada, the Company’s domestic market, accounted for 10% or more of assets or 10% or more or revenues in periods presented.

Revenues by geography are based on billing address of customers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
United States and Canada	$47,738	$39,950	$93,491	$75,446
International	6,202	4,254	11,604	7,963
Total revenues	$53,940	$44,204	$105,095	$83,409

	As of June 30, 2005	As of December 31, 2004
Long-lived assets:
United States and Canada	$19,329	$18,864
International	2,821	2,838
Total long-lived assets	$22,150	$21,702

9.                       Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.”, see Note 3 for further discussion.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the changing to the new accounting principle. The statement is effective for fiscal years beginning after December 15, 2005.  The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

10.          Subsequent Event

In July 2005, the Company agreed to purchase additional capacity sterolithography (SLA) manufacturing equipment. The Company has agreed to purchase the equipment for approximately $3.8 million, including an initial deposit of $0.8 million to be paid in the third quarter of 2005. The remaining balance is to be paid during 2006 based on the delivery dates for each machine. In the event the Company does not accept delivery of any of the systems on or before December 31, 2006, the Company has agreed to pay an amount equal to 60% of the purchase price for each such system that is not shipped, and the order for that system will be deemed cancelled. The Company committed to the equipment purchase in order to secure favorable pricing, delivery schedule and manufacturing capacity through at least mid 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the anticipated benefit of increased collaboration between orthodontists and general practitioner dentists on our revenue, our expectation that the percentage of revenue generated by general practitioner dentists will represent an increasingly larger percentage of our revenue, our expectations regarding further expansion into North American and international markets, specifically Japan, the number of new doctors we anticipate training in 2005, our anticipated revenue, gross margin and volume growth in fiscal 2005, our expectation regarding costs, as well as estimated annualized savings we anticipate as a result of the relocation of our stereolithography mold fabrication operations to Mexico, our expectation regarding the recognition of deferred revenue in the third quarter of 2005 due to changes to our domestic method of deferring case refinement revenue, our expectation regarding manufacturing capacity through mid 2007, our expectation that sales and marketing and our research and development expenses will increase in 2005, our expectations regarding estimated incremental costs, including legal fees,  that we may incur as a result of the OrthoClear litigation and our expectations regarding the launch of a value based Aligner system, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly update the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Align Technology, founded in April 1997, designs, manufactures and markets Invisalign, a proprietary method for treating malocclusion, or the misalignment of teeth. Invisalign treats malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position. Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and certain other limitations associated with braces. Invisalign is appropriate for treating adults and teens with mature dentition. We received FDA clearance to market Invisalign in 1998, and we began commercial operations in July 1999.

The Invisalign system is manufactured in phases. The initial step in our manufacturing process is the creation of electronic treatment plans using ClinCheck™, an internally developed computer-modeling program. These treatment plans are developed at our operations facility in Costa Rica and are transmitted electronically back to the prescribing orthodontist or general practitioner dentist (GP) via ClinCheck™. ClinCheck™ allows the orthodontist or GP to simulate treatment in three dimensions by modeling two-week stages of tooth movement. Upon the dental professional’s approval of the ClinCheck™ simulation, we use the data underlying the simulation, in conjunction with stereolithography (SLA) technology, to manufacture Aligner molds. A third party manufacturer in Mexico uses these molds to fabricate Aligners. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck™ simulation. Aligners are customized to perform the treatment prescribed for an individual patient by a dental professional using ClinCheck™. After the Aligners are produced, the third party manufacturer ships the finished products to our customers.

We generate the vast majority of our revenues from the sales of the Invisalign system to orthodontists and GPs in the United States and Canada, our domestic market.   Sales of Invisalign to orthodontists and GPs in our domestic market represented approximately 44% and 41% of our total revenues during the first six months of 2005, respectively.

A number of factors, the most material of which are set forth below, may affect our success during the remainder of 2005 and beyond.

•                  Increased Competition.  In May 2005, OrthoClear, Inc. announced the launch of the OrthoClear System, a product that is intended to compete directly with our Invisalign system. We believe that OrthoClear’s product infringes on our intellectual property, and we filed a multi-claim lawsuit in February 2005 alleging, among other things, OrthoClear’s unlawful use of our intellectual property. We are in the early stages of evaluating the impact the events underlying this litigation may have on our business, competitive position in the market and other matters related to the sale of our product. See Part II Item 1 of this Form 10-Q for a more complete summary of the OrthoClear litigation. If OrthoClear is ultimately successful in gaining broad market acceptance of its product, our business could be adversely affected. To date, the presence of OrthoClear in the marketplace has impacted our business by consuming management and technical personnel’s attention and resources from normal business operations, disrupting sales coverage and customer relationships, and introducing pricing pressure. Any of these disruptions from the presence of OrthoClear in the marketplace could adversely affect our revenue, volume growth, gross margins, net profits and stock price. For instance, in response to OrthoClear’s launch and in order to encourage continued use of our products, we recently implemented a volume based discount program directed to our highest performing customers. We expect this program to adversely affect our revenue, gross margin and net profit. In addition, in the first half of 2005, approximately 17 orthodontic sales representatives left Align and joined OrthoClear.  Although we have replaced the majority of these individuals with new sales representatives, to adequately train and successfully deploy new representatives into effected regions takes approximately six to 12 months during which time our revenues and market share may be adversely affected. Additionally, we have included estimated incremental OrthoClear related expenses of $10 million to $12 million in our financial plan and guidance for fiscal 2005. As of the date of this Quarterly Report on Form 10-Q, the launch of the OrthoClear product has not caused us to change this estimate. However, we continue to evaluate the impact OrthoClear’s presence in the marketplace will have on our results of operations and this estimate may change substantially.

•                  Increased Collaboration and Referral Relationships Between Orthodontists and GPs. Although we have historically generated a majority of our revenues from orthodontists, there exists a significantly greater number of GPs in North America than orthodontists. As the primary provider of dental care, GPs have access to a greater number of patients than orthodontists, and possess a unique opportunity to educate these patients on the benefits of oral care and introduce them to Invisalign. GPs also have the ability to refer appropriate cases to orthodontists and may choose to treat less complex cases themselves. We are committed to improving the collaboration and referral relationships between orthodontists and GPs. We believe that improved collaboration is beneficial to the orthodontist and the GP and will accelerate growth in Invisalign cases and consequently increase our revenues. As specialists, orthodontists are a critical part of our business, and we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications. We expect, however, that the percentage of revenues generated by GPs will increase, largely due to the fact that there are significantly more GPs than orthodontists. In fact, in the first and second quarter of 2005, our domestic GP channel generated 40% and 41% of our total revenues, respectively. We believe the expected increase in the number of cases treated by GPs will result in an increase in the overall market for Invisalign as patients that would not have otherwise sought orthodontic treatment are introduced to Invisalign by their GPs.

•                  Penetration into our Domestic Market. We expect to continue to increase our penetration into our domestic market. Clinical education and ongoing training are critical to our customers’ success with Invisalign. Each year, we provide numerous clinical education and training programs, which include certification classes, conference calls, seminars and workshops. Since 2001, the Invisalign Summit has been Align’s premiere clinical education and motivation event for orthodontists. In the second quarter of 2005, we hosted our first Invisalign Summit for GPs, which was the first time a corresponding summit program was held exclusively for GPs. By participating in these events, we believe that our customers will emerge with a better understanding of the product and its applicability. Since 1999, we have annually trained several thousand new orthodontists and GPs to use Invisalign, and we expect to train approximately 4,000 GPs during fiscal 2005. We also maintain an online clinical education center which is intended to augment our training workshops, conference calls and seminars by enabling Invisalign-trained doctors to obtain continuing education credits and access a full range of case studies and best practices.

•                  Expansion of International Markets. We will also focus our efforts towards the expansion of our international markets. Continuing through 2005, we expect to increase our infrastructure and support in key countries in Europe and initiate strategic moves in Japan in order to take advantage of these emerging opportunities.  In addition, in the second quarter of 2005, we hosted our first Invisalign Summit for European doctors, which was the first time a summit program was held exclusively for our international customers.

•                  Demand for Invisalign Treatment. Our market research indicates that the vast majority of people with malocclusion who desire treatment do not elect traditional treatment because of its many limitations, such as compromised aesthetics and oral discomfort. By communicating the benefits of Invisalign to both dental professionals and consumers, we intend to increase the number of patients who seek orthodontic treatment annually. In the second quarter of 2005, we launched a new consumer marketing campaign designed to raise the profile of Invisalign and drive more consumers to our most experienced dental professionals.

Recent Events. In an effort to optimize operations, improve efficiency and reduce operating costs, we recently announced our intention to relocate our sterolithography (SLA) mold fabrication operations from our Santa Clara facility to our third party manufacturing vendor in Juarez, Mexico. During the remainder of 2005 and first quarter of 2006, we expect to incur $0.8 million in expense related to retention and severance costs for domestic based employees, equipment move costs and other start-up costs. Capital equipment costs associated with the move are approximately $0.4 million. Additionally, we will acquire approximately $2.2 million of SLA manufacturing equipment approximately six months ahead of plan to facilitate the move without production interruption. By mid 2006, we expect that the relocated SLA process will yield annualized savings of approximately $1.3 million per year.

In July 2005, we committed to the purchase of additional SLA manufacturing equipment for delivery in increments throughout 2006. An initial $0.8 million will be paid to the vendor during the third quarter of 2005 with an additional $3.0 million to be paid in increments throughout 2006 based on the delivery date of each machine. We committed to the equipment purchase in order to secure favorable pricing, delivery schedule and manufacturing capacity though at least mid 2007.

For Aligner cases shipped after July 1, 2005 we modified our domestic case refinement policy to include up to three case refinements in the price of each case, provided the case refinement orders are received prior to case expiration. In addition to including more case refinements in the price of each case, we also changed our method of deferring case refinement revenue effective July 1, 2005. Between May 1, 2003 and June 30, 2005, we deferred the fair value of case refinement on 100% of Aligner cases shipped. Beginning in the third quarter of fiscal 2005, we will defer the $125 fair value of case refinement on approximately 45% of Aligner cases shipped based on the historical usage rate, or “breakage factor.” The breakage factor is the percentage of case refinement utilized by our customers over the trailing eight quarters. We expect this change in accounting estimate to significantly reduce our future deferred revenue amounts and lead to the recognition of approximately $1.5 million to $1.7 million of revenue in the third quarter of 2005 and $3.3 million to $3.5 million of revenue in the second half of fiscal 2005. For the remainder of 2005, we expect the incremental revenue recognized by this change in estimate to be offset by promotional programs, including a volume based price discounting program directed to our highest performing customers.

Financial highlights. Revenues for the second quarter and first half of 2005 increased from $44.2 to $53.9 million and from $83.4 million to $105.1  million or 21.9% and 26.0%, respectively, compared to the second quarter and first half of 2004. The increases were driven by higher case volumes resulting from growth in our customer base, primarily in our domestic GP and international channels.

Our operating expenses for the second quarter and first half of 2005 increased from $25.7 million to $36.1 million and from $50.5 million to $69.7 million or 40.5% and 38.0%, respectively, compared to the second quarter and first half of 2004. The increase in operating expenses primarily resulted from increases in sales and marketing expenses, as further described below.

We expect our spending for the remainder of fiscal 2005 to increase as we continue to expand our sales force, and we expect to incur significant legal fees as a result of the OrthoClear litigation during the remainder of fiscal 2005.

Stock-based compensation. In connection with the grant of stock options prior to 2001, we recorded deferred stock-based compensation as a component of stockholders’ equity. This stock-based compensation was amortized as charges to operations over the vesting periods of the options. For the second quarter and first half of 2004, we recorded amortization of deferred compensation of $1.7 million and $3.8 million, respectively. Deferred stock-based compensation was fully amortized as of December 31, 2004.

Results of Operations

Revenues.

Invisalign product revenues by channel and other revenues, which represented training and sales of ancillary products, for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Percentage	Six Months Ended			Percentage
(Amounts in $ million)	June 30, 2005	June 30, 2004	Increase*	Increase	June 30, 2005	June 30, 2004	Increase*	Increase
Domestic:
Orthodontic	$23.2	$22.6	$0.6	2.7%	$46.5	$44.2	$2.3	5.2%
GP	22.3	15.0	7.3	48.7%	43.0	27.6	15.4	55.8%
International	5.7	4.2	1.5	35.7%	10.9	7.7	3.2	41.6%
Total Product	51.2	41.8	9.4	22.5%	100.4	79.5	20.9	26.3%
Other revenues	2.7	2.4	0.3	12.5%	4.7	3.9	0.8	20.5%
Total Revenues	$53.9	$44.2	$9.7	21.9%	$105.1	$83.4	$21.7	26.0%

•                  Primary reasons for increase: For the quarter and the six-months ended June 30, 2005, revenue growth was primarily due to higher case volumes for the domestic GP and international channels compared to the three and six months ended June 30, 2004. The increase in the number of cases submitted was driven by an increase in the number of participating clinicians in our domestic GP and international channels.

For the remainder of 2005, we expect revenues to remain consistent with or be slightly less than the first six months of 2005 primarily due to a slowing of volume growth, competitive pressure and promotional programs.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
(Amounts in $ million)	2005	2004	Change	Percent	2005	2004	Change	Percent
Cost of revenues	$16.6	$14.3	$2.3	16.1%	$32.1	$27.6	$4.5	16.3%
Sales and marketing	21.0	13.4	7.6	56.7%	40.1	26.7	13.4	50.2%
General and administrative	9.7	8.7	1.0	11.5%	19.2	16.9	2.3	13.6%
Research and development	5.4	3.6	1.8	50.0%	10.3	6.9	3.4	49.3%
Interest and other	0.2	0.2	—	0.0%	0.3	0.4	(0.1)	-25.0%
Income tax provision	0.4	0.4	—	0.0%	0.6	0.5	0.1	20.0%
Total Expenses	$53.3	$40.6	$12.7	31.3%	$102.6	$79.0	$23.6	29.9%

Cost of revenues. Cost of revenues include the salaries for staff involved in production, the cost of materials and packaging, shipping costs, depreciation on the capital equipment used in the production process, training costs and the cost of facilities. Cost of revenues for the three months ended June 30, 2005 increased by $2.3 million compared to the three months ended June 30, 2004. Cost of revenues for the six months ended June 30, 2005 increased by $4.5 million compared to the six months ended June 30, 2004. Gross profit for the three months ended June 30, 2005 was $37.3 million or 69.2% of revenues, compared to a gross profit of $30.0 million or 67.8% of revenues for the three months ended June 30, 2004. Gross profit for the six months ended June 30, 2005 was $73.0 million or 69.4% of revenues, compared to a gross profit of $55.8 million or 66.9% of revenues for the six months ended June 30, 2004. The higher gross profit for the three and six month periods ended June 30, 2005 as compared to the three and six month periods ended June 30, 2004 is primarily attributable to improved fixed cost absorption related to increasing volumes, continued manufacturing process improvements in both our treatment operations facility in Costa Rica and in the Aligner fabrication process.

For the remainder of 2005, we expect gross margin percentage to remain consistent with or be slightly less than the first six months of 2005 primarily due to a slowing of volume growth, competitive pressure and promotional programs.

Sales and marketing. Sales and marketing expenses include sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising and dental professional trade show attendance. Sales and marketing expenses for the three months ended June 30, 2005 increased by $7.6 million compared to the three months ended June 30, 2004. Sales and marketing expenses for the six months ended June 30, 2005 increased by $13.4 million compared to the six months ended June 30, 2004. The increase in sales and marketing expense of $7.6 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 resulted primarily from increases of $3.2 million in media, advertising and marketing expenses, an increase of $2.0 million in our North American sales, sales training and marketing workforce, and $0.9 million related to retention incentives and guarantees to our sales force. The increase in sales and marketing expense of $13.4 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 resulted primarily from increases of $6.2 million in media, advertising and marketing expenses, an increase of $4.6 million in our North American sales, sales training and marketing workforce and $1.6 million related to retention incentives and guarantees to our sales force. For 2005, sales retention incentives and guarantees were put in place in response to the solicitation of our sales force by OrthoClear during the first quarter.

The increases in sales and marketing expenses during the first half of fiscal 2005 have been consistent with our marketing and sales initiatives, and we expect these initiatives to continue in the remainder of fiscal 2005. Accordingly, we expect sales and marketing expense to increase during the second half of fiscal 2005 as we continue to invest in sales force staffing, new media programs, web site enhancements, direct-to-consumer advertising and clinical education.

General and administrative. General and administrative expenses include salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses. General and administrative expenses for the three months ended June 30, 2005 increased by $1.0 million compared to the three months ended June 30, 2004. General and administrative expenses for the six months ended June 30, 2005 increased by $2.3 million compared to the six months ended June 30, 2004. The $1.0 million and $2.3 million increase in general and administrative expenses for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 was primarily due to increases in legal and professional fees, including $1.2 million and $2.9 million related to OrthoClear litigation, respectively, partially offset by lower general corporate expenses.

We expect to incur significant legal fees as a result of the OrthoClear litigation during the remainder of fiscal 2005. See Part II Item 1 of this Form 10-Q for a summary of our material pending legal proceedings.

Research and development. Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as they are incurred. Research and development expenses for the three months ended June 30, 2005 increased by $1.8 million compared to the three months ended June 30, 2004. Research and development expenses for the six months ended June 30, 2005 increased by $3.4 million compared to the six months ended June 30, 2004. The increase of $1.8 million and $3.4 million in research and development for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 resulted from increased headcount and spending for product improvement initiatives.

For the remainder of fiscal year 2005, we expect to increase research and development spending for new products and enhancements to our existing product, including spending related to the development of a next generation Aligner material, the development of a patient compliance indicator, the launch of a value based Aligner system to be used for less complex cases and the early testing of a bracket positioning template, and conducting clinical research.

Interest and other, net. Interest and other, net include interest income earned on cash balances, interest expense on debt, foreign currency translation gains and losses for the dollar against other currencies related to international businesses and other miscellaneous charges. Interest and other expense for the three months ended June 30, 2005 was consistent with the three months ended June 30, 2004. Interest and other expenses for the six months ended June 30, 2005 decreased by $0.1 million compared to the six months ended June 30, 2004. The decrease of $0.1 million in interest and other expense for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily resulted from increased interest income as a result of higher cash balances, partially offset by translation loss associated with the our foreign operations.

Income tax provision. We recorded an income tax provision of $0.4 million and $0.6 million for the three and six months ended June 30, 2005, respectively, representing effective tax rates of 44% and 21%, respectively.  As of June 30, 2005, we have recorded a full valuation allowance for our existing deferred tax assets due to uncertainties about whether we will be able to utilize these assets before they expire. Our effective tax rate for the remainder of 2005 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

We recorded an income tax provision of $0.4 million and $0.5 million for the three and six months ended June 30, 2004, respectively, representing effective tax rates of 10% and 8%, respectively.

Liquidity and Capital Resources

Historically, we have funded our operations with cash generated from operations and the proceeds from the sale of our common stock. As of June 30, 2005, we had $73.0 million of cash and cash equivalents and $0.4 million of restricted cash. We had an accumulated deficit of $289.4 million as of June 30, 2005.

Net cash provided by operating activities was $8.0 million and $9.0 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Net cash provided by operating activities for the six months ended June 30, 2005 resulted primarily from operating profit and changes in operating assets and liabilities, including increases in accrued liabilities and deferred revenue offset by increases in accounts receivable and other current assets. For the six months ended June 30, 2004, net cash provided by operating activities resulted primarily from operating profit and changes in operating assets and liabilities.

Net cash used in investing activities was $6.8 million and $1.7 million for the six months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion, manufacturing improvements and the purchase of General Orthodontics, LLC. For the six months ended June 30, 2004, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion and manufacturing improvements, partially offset by proceeds from the sale of equipment and maturities of marketable securities.

Net cash provided by financing activities was $2.2 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively. For the six month periods ended June 30, 2005 and 2004, net cash provided by financing activities consisted of proceeds from the issuance of common stock, primarily from exercises of employee stock options, partially offset by payments on debt obligations related to the equipment-based term loan and capital lease obligations.

Contractual Obligations. As of June 30, 2005, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2004. As of the date of this Form 10-Q, we had committed to additional capital expenditures, see Note 10 for description of the terms associated with our commitment to purchase additional capacity SLA machines.

In December 2003 we negotiated a $15.0 million revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 0.5% above prime. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. The line of credit expires in December 2005. As of June 30, 2005, we complied with all loan convents and had not accessed the revolving line of credit.

In December 2002, we obtained and accessed a $5.0 million equipment-based term loan, which accrues interest at a rate of 2.25% above prime. We did not draw down on any new funds in fiscal 2004 or during the first half of fiscal 2005. Principal payments are due in 36 monthly installments beginning in January 2003. The loan balance was $0.8 million as of June 30, 2005.

For the remainder of 2005, we expect that our operating expenses will increase due to the overall increase in the level of our business activity, including our consumer marketing campaign, continuing efforts to automate our manufacturing processes, capacity expansion efforts, increases in the size of our sales force and dental professional training staff, continued international sales and marketing efforts, increases in legal expenses, and increases in our research and development expenses as we develop new products and improvements to our existing product. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. Our capital requirements depend on market acceptance of our products and our ability to market, sell and support our products on a worldwide basis.

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

Revenue from the sale of Invisalign and ancillary products is recognized upon product shipment, provided that no significant obligations remain, transfer of title has occurred and collection of the receivable is deemed probable. The costs of producing the ClinCheck™ treatment plan, which are incurred prior to the production of Aligners, are included in inventory and recognized as related revenues are earned. In certain instances, adjustments to a patient’s teeth are made in the final stages of orthodontic treatment. To make these final adjustments and move a patient’s teeth to the final desired position, dental professionals may elect to order a “case refinement”. Case refinement is the ordering of additional Aligners that are not provided with the Aligners produced as part of the initial treatment plan and are manufactured only upon the request of the dental professional if final adjustments are desired. Align’s case refinement policy allows doctors to order one case refinement as part of their original lab fee, provided they submit the order prior to the point in time when the case is deemed completed, or the “case expiration”. Under the new policy, the case expiration date is deemed to occur on the 180th day after the expected end of treatment. Prior to our policy change during the fourth quarter of fiscal 2004, we deemed the case expiration date to occur on the 90th day after the expected end of treatment.

From June 2001 through April 2003, we offered our dental professionals the opportunity, at the time of the creation of the initial treatment plan, to purchase at a discount a one-time, non-refundable case refinement. Revenue, in the amount of the stand-alone sales price of the undelivered element, was deferred until the earlier of shipment of the case refinement or, if case refinement was never requested, the point in time when the case is deemed completed, or “case expiration”. In cases where the dental professional did not purchase case refinement in advance, case refinement revenues, if any, are recognized when the new Aligners are shipped.

We updated our domestic and international pricing policies in May 2003 and January 2004, respectively, to include the future delivery of one case refinement in the price of each case and to offer additional case refinements at a price of $125 each and at a comparable price internationally, which we believe represents its fair value based on competitive product offerings. Revenue deferrals associated with future case refinement from May 1, 2003 to June 30, 2005 were $125 per case and a comparable price internationally after January 2004. This revenue deferral amount represents the fair value of a case refinement as determined in accordance with EITF 00-21, which addresses the issue of accounting for arrangements that involve the delivery of multiple products or services. These revenue deferrals will be recognized when the case refinement has been shipped or upon case expiration, whichever is earliest.

For Aligner cases shipped after July 1, 2005, we further modified our domestic case refinement policy to include up to three case refinements in the price of each case, provided the case refinement orders are received prior to case expiration. In addition to including more case refinements in the price of each case, we also changed our method of deferring case refinement revenue effective July 1, 2005. Between May 1, 2003 and June 30, 2005, we deferred the fair value of case refinement on 100% of Aligner cases shipped. Beginning in the third quarter of fiscal 2005, we will defer the $125 fair value of case refinement on approximately 45% of Aligner cases shipped based on the historical usage rate, or “breakage factor.” The breakage factor is the percentage of case refinement utilized by dental professionals over the trailing eight quarters.

Service revenues earned for training of dental professionals and staff for Invisalign are recorded as the services are performed. Service revenues earned under agreements with third parties are based on negotiated rates, which are intended to approximate a mark-up on our anticipated costs.

We estimate and record a provision for amounts of estimated losses on sales, if any, in the period such sales occur. Provisions for discounts and rebates to customers are provided for in the same period that the related product revenues are recorded based upon historical discounts and rebates.

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

Legal Contingencies

We are currently involved in certain legal proceedings as discussed in Note 7 to our condensed consolidated financial statements. Because of uncertainties related to both the potential amount and range of loss from pending litigation, management is unable to make a reasonable estimate of the liability that could result if there is an unfavorable outcome in these legal proceedings. As additional information becomes available, we will assess the potential liability related to this pending litigation and revise our estimates accordingly. Revisions of our estimates of such potential liability could materially impact our results of operations and financial condition.

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

While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net profit in the period such determination was made. Subsequently, we would recognize tax expense in subsequent periods at amounts approximating the statutory rate.  We recently turned profitable, and if profitability were sustainable in the future, the deferred tax valuation allowance would be adjusted accordingly.

Goodwill

As a result of the acquisition of GO, we recorded $0.5 million of goodwill. See Notes 4 and 5 for further information. We monitor the recoverability of goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment, if any, would be determined in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, which uses a fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value to its net book value. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill.

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

•   execute our consumer marketing campaign and dental professional marketing efforts;

•   increase the size of our sales force and clinical education support staff;

•   execute clinical research and education plans;

•   develop technological improvements to our products;

•   continue our international sales and marketing efforts;

•   protect our intellectual property, including trade secret; and

•   undertake quality assurance and improvement initiatives.

As noted above, we have only recently achieved profitability, and, as a result, to sustain or increase profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. We generated positive operating cash flow for the first time during fiscal year 2003, and we cannot be certain that we will be able to sustain or increase such positive cash flow from operations, from period to period, in the future. In fact, for fiscal 2005, we expect to increase our sales and marketing expenses as a result of several factors, including our consumer marketing campaign, dental professional marketing efforts, continued international sales and marketing efforts and increases in the size of our sales force and dental professional training staff. In addition, legal expenses associated with the OrthoClear litigation could result in an additional increase to our general and administrative expenses in fiscal 2005.  For instance, in the second quarter of 2005, we launched a new consumer marketing campaign involving television, radio and print media. This marketing program is designed to raise the profile of Invisalign and drive prospective patients to our most experienced dental professionals.  Marketing programs of this nature are expensive and may have limited success, if any, and the program may not result in revenue generation commensurate with its costs.  Furthermore, as a result of funding these and other business expenditures, our cash and cash equivalents may be negatively impacted during fiscal 2005. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we may not be able to sustain our historical growth rates in future periods. If we do not sustain or increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

•   inaccurate forecasting of revenues, production and other operating costs;

•   costs and expenditures in connection with ongoing litigation, in particular the litigation related to OrthoClear;

•   increased expenses resulting from several factors, including increased headcount in our sales and marketing department; and

•   investments in research and development to develop new products and enhancements to Invisalign.

To respond to these and other factors, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our revenues for a particular period falls below our expectations, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenues or any decrease in revenue levels.

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

We seek to diligently protect our intellectual property rights. On February 2, 2005 we filed a complaint against OrthoClear, Inc., OrthoClear Holdings, Inc., Mr. Chishti, one of our founders, and several former employees. Among other things, the complaint alleges tort, contract, statutory and common law causes of action arising from OrthoClear and the individual defendants’ alleged plan to unlawfully utilize our intellectual property, confidential information and employees. The complaint also alleges that OrthoClear, Mr. Chishti, and other defendants are in breach of contractual obligations, statutory law and common law for attempting to intentionally interfere and disrupt our ongoing business operations and improperly gain access to our customer relationships and trade secrets. The complaint seeks injunctive relief and monetary damages in an amount to be determined. On February 15, 2005, OrthoClear, Mr. Chishti and certain other defendants filed a multiclaim Cross-Complaint against Align and certain of our executive officers, senior management and directors alleging conspiracy, breach of contract, libel, slander, unjust enrichment, intentional interference with prospective economic advantage, and unfair competition. On July 19, 2005, Align filed a multi-claim lawsuit in the United States District Court for the Northern District of California against OrthoClear.  The complaint alleges numerous violations of the federal Lanham Act (15 U.S.C. §1051 et seq.) by OrthoClear and its officers and employees.  These violations include unfair competition, trademark infringement and false advertising.  The complaint also alleges violations by OrthoClear of California’s Unfair Practices Act (California Business and Professions Code §17200 et seq.).

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

Currently, our Invisalign product competes directly against a product called Red, White and Blue, which is manufactured and distributed by Ormco, a subsidiary of Sybron Dental Specialties, and an aligner product manufactured by OrthoClear, Inc. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialties and Dentsply International have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. For instance, on February 2, 2005 we filed a lawsuit against OrthoClear, Inc., OrthoClear Holdings, Inc., Mr. Chishti, one of our founders, and several former employees alleging, among other things, unlawful use of our intellectual property. See Part II Item 1 of this Form 10-Q for a more complete summary of the OrthoClear litigation. In March 2005, OrthoClear announced the launch of the OrthoClear system, a product that is intended to compete directly with our Invisalign system. Although we intend to vigorously defend our intellectual property rights and prevent OrthoClear from continuing to market any product that infringes on our intellectual property, if OrthoClear is successful in gaining broad market acceptance of its product, our business could be adversely affected. Increased competition from OrthoClear or other competitors may result in volume discounting, price reductions, reduced gross margins, reduced profitability and loss of market share, any of which could have a material adverse effect on our revenue, volume growth, net profit and stock price.  For instance, in the third quarter of 2005, in order to encourage continued use of our products, we implemented a volume based discount program directed to our highest performing customers.  We expect this program to adversely affect our revenues, gross margin and net profit. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

In October 2004, we implemented a new version of our enterprise resource planning system and new software for our manufacturing execution system. Throughout 2005 we intend to integrate additional functionality into our manufacturing execution system, which will more efficiently integrate this system with our other system applications, such as customer facing and manufacturing tools. System upgrades and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results. Furthermore, we continuously upgrade our customer facing software applications, specifically our ClinCheck™ and VIP product.  Software products frequently contain errors or defects, especially when they are first introduced or when new versions are released. Although we have not experienced any substantial problems to date from potential defects and errors, there is no assurance that our customer facing software is or in the future will be completely free of defects and errors. The discovery of a defect or error in a new upgraded version may result in the following consequences, among others: loss of revenue or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect upon our business, financial condition or results of operations.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report, which was included in our most recent Form 10-K, includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We depend on the sale of Invisalign for the vast majority of our revenues, and any decline in sales of Invisalign would adversely affect our business and results of operations.

We expect that revenues from the sale of Invisalign will continue to account for the vast majority of our total revenues for the foreseeable future. Continued and widespread market acceptance of Invisalign by orthodontists, GPs and consumers is critical to our future success. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services or consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, or if orthodontists and GPs do not collaborate as we expect, our operating results could be harmed. Factors that could cause Invisalign not to achieve market acceptance at the rate at which we expect, or at all, are described more fully below.

Dental professionals may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

Our success depends upon increasing acceptance of Invisalign by dental professionals. Invisalign requires orthodontists, GPs and their staff to undergo special training and learn to interact with patients in new ways. In addition, because Invisalign has only been in clinical testing since July 1997 and commercially available only since July 1999, orthodontists and GPs may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption and cumulative use by orthodontists and GPs will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products, our ability to provide effective sales support, training and service and the availability of competing products, technologies and alternative treatments. In the future, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and, consequently, reduced acceptance by dental professionals. If Invisalign does not achieve growing acceptance in the orthodontic and GP communities, our operating results will be harmed.

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

Our success depends in part upon improving the collaboration and referral relationships between orthodontists and GP dentists. As specialists, orthodontists are a critical part of our business, and we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications.  We expect, however, that the percentage of revenues generated by GPs will increase, largely due to the fact that there are significantly more GPs than orthodontists.  As the primary provider of dental care, GPs have access to a greater number of patients than orthodontists, possess a unique opportunity to educate these patients and introduce them to Invisalign, have the ability to refer appropriate cases to orthodontists and, in certain instances, may chose to treat less complex cases themselves. If this collaboration and increase in referrals does not occur or occurs more slowly than we anticipate, our operating results could be harmed.

Our future success may depend on our ability to develop and successfully introduce new products.

Our future success may depend on our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products.  In the second half of 2005, we intend to launch a value based Aligner system to be used for less complex cases and we are in early testing of a bracket positioning template. There can be no assurance that we will be able to successfully sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and could cause our revenues to decline.

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

In addition, by the second quarter of fiscal 2006, we expect to have completed the relocation of our stereolithography (SLA) mold fabrication operations from our Santa Clara facility to Mexico.  Upon completion of this relocation, our SLA mold fabrication operations and our Aligner fabrication operations will be conducted by a third party manufacturer in Mexico.  In addition to the risks set forth above, if we do not successfully coordinate the relocation and consolidation of our SLA mold fabrication operations, we may be unable to produce sufficient volume of molds to meet customer demand, which would harm our results of operations.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2005, we had 59 issued U.S. patents, 95 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In the second quarter and third quarter of 2005, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California, law firm, acting on behalf of an unnamed party, requesting reexamination of five of our patents (U.S. Patent Nos.

5,975,893, 6,398,548, 6,309,215, 6,705,863 and 6,217,325).  On May 18, 2005 and July 7, 2005, the USPTO granted the request to reexamine Patent No. 5,975,893 and Patent No. 6,398,548, respectively.  The reexamination proceedings on these patent are currently pending.  While the pending reexaminations are in a preliminary stage and we are still evaluating all issues, we believe that the 5,975,893 and 6,398,548 Patent are valid.  However, there can be no assurance that we will prevail, and an adverse outcome of the reexamination proceedings could cause some or all of the 5,975,893 and or 6,398,548 Patent claims to have a narrower scope of coverage or even to be invalidated.  The USPTO has neither granted nor denied the requests for reexamination of U.S. Patent Nos. 6,309,215, 6,705,863 and 6,217,325.  See Part II Item 1 of this Form 10-Q. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. We also rely on protection of our copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. See Part II Item 1 of this Form 10-Q for a summary of the OrthoClear litigation. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure of our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share.

If we infringe the patents or proprietary rights of other parties or are subject to a patent infringement claim, our ability to grow our business will be severely limited.

Extensive litigation over patents and other intellectual property rights is common in the medical device industry. We have been sued for infringement of third party’s patents in the past and we may be the subject of patent or other litigation in the future. From time to time, we have received and may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe upon any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

See Part II Item 1 of this Form 10-Q for a summary of our material pending legal proceedings.

We currently rely on third parties to provide key inputs to our manufacturing process, and if our access to these inputs is diminished, our business may be harmed.

We currently outsource key portions of our manufacturing process. We rely on a third party manufacturer in Mexico to fabricate Aligners and to ship the completed product to customers.  In addition, by the second quarter of fiscal 2006, we expect to outsource our SLA mold fabrication process to the same third party manufacturer in Mexico. As a result, if this third party manufacturer fails to deliver its components or if we lose its services, we may be unable to deliver our products in a timely manner, and our business may be harmed. Any difficulties encountered by the third party manufacturer with respect to hiring personnel, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner. Finding a substitute manufacturer may be expensive, time-consuming or impossible.

We maintain single supply relationships for certain of our key machines and materials technologies, and our business and operating results could be harmed if supply is restricted or ends.

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials. We maintain single supply relationships for many of these machines and materials technologies. In particular, we are committed to purchase all of our resin from a single-source and our scanning and stereolithography equipment are provided by single suppliers. Technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. In the event of technology changes, delivery delays or shortages of these items, our business and growth prospects may be harmed.

We have experienced rapid growth, and our failure to manage this growth could harm our business.

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of December 31, 1999 to approximately 1,079 employees as of June 30, 2005. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, rapid growth increases the challenges involved in a number of areas, including recruiting and retaining sufficiently skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage this level of growth could harm our business.

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

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

 Our ability to sell our products and generate revenues depends upon our direct sales force within our domestic market and internationally. As of June 30, 2005 our direct sales force consisted of 97 employees.  We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services of these key personnel may harm our business.  In the first half of 2005, approximately 17 orthodontic sales representatives left Align and joined OrthoClear. Although we have replaced the majority of these individuals with new sales representatives, to adequately train and successfully deploy new representatives into effected regions takes time.  If we are unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.

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

The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. Regulations implemented pursuant to the Health Insurance Portability and Accountability Act (HIPAA), including regulations affecting the security and privacy of patient healthcare information held by healthcare providers and the business associates may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. The effect of HIPAA and newly enacted regulations on our business is difficult to predict, and there can be no assurance that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. Additionally, the HIPAA Security Standard, which went into effect in April 2005, requires that we implement safeguards that reasonably and appropriately protect the confidentiality, integrity and availability of the electronic protected health information that we create, receive, maintain or transmit pursuant to our Business Associate Agreements with healthcare professionals. Compliance with the Security Standard could require complex changes in our internal systems and services and could be costly.

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

In fiscal 2004 and during the first half of fiscal 2005, the market price for our common stock was volatile.

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

•   accounting for share-based payments; and

•   accounting for income taxes.

In particular, the FASB recently enacted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which we will adopt effective in the first quarter of fiscal 2006. As a result, we expect that SFAS 123R will have a significant adverse effect on our reported financial results and may impact the way in which we conduct our business, which may affect our stock price.

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

Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

OrthoClear

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

On February 18, 2005, the Court granted our request for and issued a Temporary Restraining Order (“TRO”) prohibiting OrthoClear and the individual OrthoClear defendants from engaging, assisting, or participating, directly or indirectly, in soliciting, inducing to leave, recruiting, or encouraging any current Align employee or consultant to terminate or alter his or her employment or business relationship with Align or attempting to do the same. The Court also granted our request and issued a TRO prohibiting OrthoClear and the individual OrthoClear defendants from disclosing, using, lecturing upon or publishing any of our proprietary information without our express prior written permission. In addition, in response to a cross-application for TRO filed by certain OrthoClear defendants, the Court enjoined Chishti and the Align Parties from disparaging each other in such a manner as to violate the mutual non-disparagement clause contained in the Separation Agreement between Align and Chishti dated as of March 27, 2002. The Court also enjoined the Align Parties from advising any Align employee or consultant that he or she will be subject to criminal charges or a civil lawsuit if that person elects to change his or her employment status with Align, unless we have good cause to believe criminal conduct has been or will be committed or that a civil cause of action will lie against the employee or consultant. The Court also required the Align Parties to refrain from taking any actions inconsistent with Federal or State securities laws relating to the issuance or redemption of Align stock. On March 1, 2005, the Court signed a Stipulated Preliminary Injunction Order, whereby the Court ordered that the express terms of the TRO remain in place until the earlier of (i) trial, (ii) written agreement of the parties or further Court order setting an earlier termination, or (iii) as to the preliminary injunction regarding non-solicitation or recruiting of Align employees or consultants only, October 27, 2005.

The defendants and the Align Parties filed demurrers to the complaint and the cross-complaint, respectively. On June 6, the Court ruled on demurrers on the complaint filed by OrthoClear and denied OrthoClear’s challenges to the core of our complaint—Align’s claims of Misappropriation of Trade Secrets and Breach of Contract—by overruling the OrthoClear demurrers to these causes of action. In addition, the Court granted our request for permission to amend our original complaint to consolidate several duplicative causes of action and to add specific evidence not available to us when the original complaint was filed.  OrthoClear did not oppose the demurrer filed by us and amended its original pleading filing a first supplemental and amended cross-complaint.

On July 6, 2005, OrthoClear filed a demurrer to our first amended complaint, with a hearing scheduled for August 5. On July 27, 2005, wefiled a demurrer to OrthoClear’s first supplemental and amended cross-complaint, with the hearing scheduled for August 27, 2005. We deny the allegations in the amended cross-complaint, and will vigorously defend against such claims. No trial date has been set in the case.

On July 19, 2005, we filed a multi-claim lawsuit in the United States District Court for the Northern District of California against OrthoClear.  The complaint alleges numerous violations of the federal Lanham Act (15 U.S.C. §1051 et seq.) by OrthoClear and its officers and employees.  These violations include unfair competition, trademark infringement and false advertising.  The complaint also alleges violations by OrthoClear of California’s Unfair Practices Act (California Business and Professions Code §17200 et seq.).

The complaint seeks monetary damages according to proof at trial and an injunction preventing OrthoClear from further false advertising and unfair competition including any use of our trademarks or any advertising which deceives consumers into incorrectly believing that OrthoClear has a program for training and certifying dentists and orthodontists or that OrthoClear has successfully treated patients.

Ormco

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

In connection with these claims, the Court granted five motions for summary judgment that we filed. First, on May 14, 2004, the Court granted our motion for summary judgment of non-infringement, finding that our Invisalign system does not infringe any of the asserted Ormco patents (5,477,432, 5,683,243, 6,244,861 and 6,616,644). Second, on July 2, 2004, the Court granted in part our motion for summary judgment of infringement, finding that Ormco and AOA infringe certain, but not all, claims of our patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, on August 26, 2004, the Court granted our motion for summary judgment of invalidity of Ormco’s asserted patents claims (5,477,432, 5,683,243, 6,244,861 and 6,616,644). As noted above, the Court earlier found that we do not infringe these patents. In addition, the Court also denied Ormco’s and AOA’s motion for summary judgment seeking a finding of invalidity of our asserted patent claims (6,398,548 and 6,554,611). Fourth, the Court granted our summary judgment motion that our asserted patent claims are not invalid based on the evidence currently before the Court. Although the Court granted that motion, it reopened discovery on two additional invalidity arguments Ormco and AOA asserted. Fifth, the Court also granted our summary judgment motion that our patents are not unenforceable and granted Ormco’s and AOA’s summary judgment motion that Ormco and AOA did not willfully infringe our patents.

On December 20, 2004, we filed a further summary judgment motion that our asserted claims are not invalid based on Ormco’s and AOA’s new evidence. Ormco and AOA filed a counter-summary judgment motion that our asserted claims are invalid based on this new evidence. The motions were heard by the Court on February 7, 2005. On February 24, 2005, the Court granted our motion in part, confirming the validity of all of the asserted claims of our 6,554,611 patent and two of the asserted claims of our 6,398,548 patent. The Court also granted Ormco’s and AOA’s motion in part, finding certain claims of our 6,398,548 patent to be invalid in view of prior use evidence. On March 10, 2005, Ormco and AOA moved for reconsideration of the Court’s ruling that Claims 10 and 17 of our U.S. Patent No. 6,398,548 are not invalid.  On April 8, 2005, upon a motion for reconsideration made by Ormco and AOA, the Court advised that it would adhere to its previous ruling that Claims 10 and 17 of our 6,398,548 patent are not invalid.

On March 28, 2005, we filed a motion for permanent injunction to prevent Ormco and AOA from selling the infringing Red, White & Blue system.  Ormco and AOA filed a motion on April 4, 2005 to stay any permanent injunction that should issue during any appeal that Ormco and AOA file. On May 26, 2005, the Court issued a permanent injunction (the “Permanent Injunction”) to enjoin Ormco and AOA from further infringement of Claims 10 and 17 of our 6,398,548 patent and Claims 1-3 and 7 of our 6,554,611 patent.  The Court also temporarily stayed the injunction for 45 days to allow Ormco and AOA to seek a stay of the injunction pending the hearing of an appeal by the Federal Circuit.

On May 31, 2005, Ormco and AOA noticed an appeal to the Federal Circuit from the Permanent Injunction and shortly thereafter filed a motion to stay the Permanent Injunction pending any appeal.  The Federal Circuit has not yet ruled on this motion to stay the Permanent Injunction.  As of the date of this Form 10-Q, the temporary 45 day stay on the Permanent Injunction has expired and the Permanent Injunction is in full force and effect.

As of the date of this Form 10-Q, only our remedies for Ormco’s and AOA’s adjudged infringement remain at issue. A scheduling conference has been scheduled for August 15, 2005.  No trial date has yet been scheduled.

Other matters

In the second quarter and third quarter of 2005, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California, law firm, acting on behalf of an unnamed party, requesting reexamination of five of our patents (U.S. Patent Nos. 5,975,893, 6,398,548, 6,309,215, 6,705,863 and 6,217,325).  On May 18, 2005 and July 7, 2005, the USPTO granted the request to reexamine Patent No. 5,975,893 and Patent No. 6,398,548, respectively.  The reexamination proceedings on these patents are currently pending.  While the pending reexaminations are in a preliminary stage and we are still evaluating all issues, we believe that the 5,975,893 and 6,398,548 Patent are valid.  However, there can be no assurance that we will prevail, and an adverse outcome of the reexamination proceedings could cause some or all of the 5,975,893 and or 6,398,548 Patent claims to have a narrower scope of coverage or even to be invalidated.  The USPTO has neither granted nor denied the requests for reexamination of U.S. Patent Nos. 6,309,215, 6,705,863 and 6,217,325.

On July 25, 2005, Bay Materials, LLC (“Bay”) filed suit against us in the Superior Court of the State of California for the County of San Mateo. As of the date of the filing of this Form 10-Q, we have not been served with the complaint.  The complaint asserts, among other things, breach of contract, promissory estoppel, fraud and negligent misrepresentation by us.   Bay alleges that we breached the terms of a purchase order by failing to pay for unshipped goods manufactured by Bay pursuant to such order.  Bay further alleges that we promised to purchase from Bay an alternative polyurethane product and Bay relied on this representation to develop such an alternative product which we determined not to use.  The complaint seeks monetary damages of $1.1 million related to breach of contract and research and development costs incurred plus unspecified damages related to lost profit, punitive and exemplary damages, and legal expenses. We believe the suit is without merit and intend to vigorously defend ourselves.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2005, we held our Annual Meeting of Stockholders (the “Annual Meeting”).

At the Annual Meeting, our stockholders elected the following individuals to the Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly qualified and elected:

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
H. Kent Bowen	56,067,976	1,839,393

David E. Collins	56,073,191	1,834,178

Brian Dovey	56,045,017	1,862,352

Joseph Lacob	57,078,890	828,479

C. Raymond Larkin, Jr.	57,063,951	843,418

Thomas M. Prescott	57,087,440	819,929

Greg J. Santora	56,777,377	1,129,992

Warren S. Thaler	57,084,990	822,379

Kelsey Wirth	53,177,667	4,729,702

At the Annual Meeting, our stockholders voted on the following proposals:

1.     To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2005.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

57,779,293	81,787	46,289	0

2.     To approve Align Technology Inc.’s 2005 Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

25,275,085	14,810,032	166,738	17,655,514

ITEM 5.                         OTHER INFORMATION

None.

ITEM 6.                         EXHIBITS

(a)              Exhibits:

		Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1†	Amended and Restated Employment Agreement dated April 19, 2005 between the Company and Thomas M. Prescott	Form 8-K	04/19/2005	10.1

10.2	Amendment No. 5 to Loan and Security Agreement dated as of April 22, 2005 by and between the Company and Comerica Bank	Form 8-K	04/22/2005	10.1

10.3†	Align Technology 2005 Incentive Plan	Form 8-K	05/27/2005	10.1

10.4†	Form of option agreement under the 2005 Incentive Plan				*

10.5†	Employment Agreement dated June 21, 2005 between the Company and Dan Ellis	Form 8-K	06/22/2005	10.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1†	Amended and Restated Employment Agreement dated April 19, 2005 between the Company and Thomas M. Prescott	Form 8-K	04/19/2005	10.1

10.2	Amendment No. 5 to Loan and Security Agreement dated as of April 22, 2005 by and between the Company and Comerica Bank	Form 8-K	04/22/2005	10.1

10.3†	Align Technology 2005 Incentive Plan	Form 8-K	05/27/2005	10.1

10.4†	Form of option agreement under the 2005 Incentive Plan				*

10.5†	Employment Agreement dated June 21, 2005 between the Company and Dan Ellis	Form 8-K	06/22/2005	10.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†Management contract or compensatory plan or arrangement