Form 10-Q
period 2006-03-31
ALIGN TECHNOLOGY INC
filed 2006-05-03
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 28, 2006 was 62,944,144.

Table Of Contents

ALIGN TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$48,908	$51,155

Cost of revenues (1)	14,297	15,478

Gross profit	34,611	35,677

Operating expenses:

Sales and marketing (1)	20,066	19,134
General and administrative (1)	15,064	9,511
Research and development (1)	4,694	4,903

Total operating expenses	39,824	33,548

Profit (loss) from operations	(5,213)	2,129

Interest and other income (expense), net	698	(60)

Net profit (loss) before provision for income taxes	(4,515)	2,069
Provision for income taxes	(249)	(206)

Net profit (loss)	$(4,764)	$1,863

Net profit (loss) per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

Shares used in computing net profit (loss) per share:
Basic	62,518	61,246
Diluted	62,518	63,148

(1) Amounts for the three months ended March 31, 2006 include stock-based compensation expense recognized under FAS 123R for stock options, restricted stock units and employee stock purchases (see Note 6, “Stock-based Compensation” of the Notes to Condensed Consolidated Financial Statements). The Company recognized $2.2 million in total stock-based compensation expense in the three months ended March 31, 2006, including $0.1 million in cost of revenues, $0.7 million in sales and marketing, $1.1 million in general and administrative and $0.3 million in research and development.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$71,783	$74,219
Restricted cash	153	150
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $1,626 at March 31, 2006 and December 31, 2005, respectively	32,057	29,305
Inventories, net	3,094	2,930
Prepaid expenses and other current assets	6,445	4,982
Total current assets	113,532	111,586
Property and equipment, net	28,022	26,427
Goodwill	478	478
Intangible assets, net	633	719
Other assets	2,323	2,900
Total assets	$144,988	$142,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,892	$2,489
Accrued liabilities	30,545	29,372
Deferred revenues	15,122	16,747
Total current liabilities	48,559	48,608
Other long-term liabilities	252	64
Total liabilities	48,811	48,672

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at March 31, 2006 and December 31, 2005	—	—
Common stock: $0.0001 par value; Authorized: 200,000 shares; Issued: 62,941 and 62,120 shares at March 31, 2006 and December 31, 2005, respectively; Outstanding: 62,902 and 62,080 shares at March 31, 2006 and December 31, 2005, respectively	6	6
Additional paid-in capital	391,340	383,836
Accumulated other comprehensive income	6	7
Accumulated deficit	(295,175)	(290,411)
Total stockholders’ equity	96,177	93,438
Total liabilities and stockholders’ equity	$144,988	$142,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net profit (loss)	$(4,764)	$1,863
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,174	2,722
Amortization of intangibles	95	66
Stock-based compensation expense	2,205	12
Loss on retirement and disposal of fixed assets	5	20
Changes in assets and liabilities, net of acquisition effects:
Accounts receivable	(2,752)	(3,052)
Inventories	(164)	(219)
Prepaid expenses and other current assets	(1,463)	(1,248)
Accounts payable	435	(325)
Accrued and other long-term liabilities	234	550
Deferred revenue	(1,625)	1,104
Net cash provided by (used in) operating activities	(5,620)	1,493

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,145)	(3,157)
Restricted cash	(3)	10
Purchases of marketable securities	—	(250)
Payments for acquisition, net of cash acquired	—	(856)
Other assets	33	(8)
Net cash used in investing activities	(2,115)	(4,261)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,299	2,597
Payments on line of credit	—	(500)
Net cash provided by financing activities	5,299	2,097

Net decrease in cash and cash equivalents	(2,436)	(671)
Cash and cash equivalents at beginning of period	74,219	69,659
Cash and cash equivalents at end of period	$71,783	$68,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.                                  Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, its results of operations and its cash flows for the three months ended March 31, 2006 and 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 and the Company makes no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the employee stock purchase plan and restricted stock units based on estimated fair values of these awards over the requisite employee service period. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on FAS 123R. The Company has applied SAB 107 in its adoption of FAS 123R.

Under FAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using the modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled, prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

In November 2005, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method that includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effect of stock-based compensation and to determine the subsequent impact on the additional paid-in capital pool and the Consolidated Statement of Cash Flows for stock-based compensation awards that are outstanding upon the adoption of FAS No. 123R. Align is currently evaluating this transition method. See Note 6 “Stock-based cancelled, prior Compensation” for more detailed stock-based compensation information.

Note 2.                                  Inventories

Inventories comprise (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$1,386	$1,492
Work in process	1,350	1,060
Finished goods	358	378
	$3,094	$2,930

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Note 3.                                  Commitments and Contingencies

Operating leases

Minimum future lease payments for non-cancelable leases as of March 31, 2006, are as follow (in thousands):

Years Ending December 31,

2006	$2,760
2007	2,983
2008	2,124
2009	1,207
2010	466
Thereafter	—
Total:	$9,540

Product Warranty

The Company warrants its products against defects in materials and workmanship until the Invisalign case is completed. Align accrues for estimated warranty in costs of goods sold upon the shipment of products. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. The Company regularly reviews the accrued balances and updates these balances based on historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued. If the Company was to experience higher rates of warranty events, the Company would be required to accrue additional warranty costs, which would negatively affect its operating results.

The following table reflects the change in the Company’s warranty accrual during the three months ended March 31, 2006 and March 31, 2005, respectively (in thousands):

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$1,998	$1,616
Charged to cost and expenses	631	682
Actual warranty expenses	(788)	(467)
Balance at end of period	$1,841	$1,831

Equipment purchase commitment

The Company agreed to purchase additional capacity sterolithography (SLA) manufacturing equipment from a certain vendor. During the first three months of 2006, the Company paid $1.3 million of this purchase commitment and will pay an additional $2.1 million during the remainder of fiscal 2006, based on the delivery dates for each machine. In the event the Company does not accept delivery of any of the systems on or before December 31, 2006, the Company has agreed to pay approximately 60% of the purchase price for each such system that is not shipped, and the order for that system will be deemed cancelled.

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

The defendants and the Align Parties filed demurrers to the complaint and the cross-complaint, respectively. On June 6, 2005 the Court ruled on demurrers on the complaint filed by OrthoClear and denied OrthoClear’s challenges to the core of the Company’s complaint—Align’s claims of Misappropriation of Trade Secrets and Breach of Contract—by overruling the OrthoClear demurrers to these causes of action. In addition, the Court granted the Company’s request for permission to amend its original complaint to consolidate several duplicative causes of action and to add specific evidence not available to the Company when the original complaint was filed. OrthoClear did not oppose the demurrer filed by the Company and amended its original pleading by filing a first supplemental and amended cross-complaint.

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

On January 4, 2006, the Align Parties filed a demurrer to OrthoClear’s second amended cross-complaint, and a motion to strike the portions of the second amended cross-complaint that refer to the new cross-defendant. On January 12, 2006, the Align Parties filed a demurrer to Bao Tran’s first amended cross-complaint and also filed special motions to strike certain causes of action in both OrthoClear’s and Bao Tran’s cross-complaints. Bao Tran subsequently agreed to dismiss his cause of action for abuse of process, and in response Align has agreed to withdraw its special motion to strike Bao Tran’s cross-complaint. The demurrers against OrthoClear’s second amended cross-complaint and against Bao Tran’s first amended cross-complaint, the motion to strike the portions of Orthoclear’s second amended cross-complaint that refer to the new cross-defendant, and the special motion to strike certain causes of action in OrthoClear’s second amended cross-complaint was heard on February 27, 2006. The Court recently issued an order granting in part and denying in part the Company’s demurrers. The Company is currently reviewing their order.

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

On March 21, 2006, the Company filed a motion to amend and supplement the original complaint to include additional allegations of false advertising and unfair competition by OrthoClear relating to OrthoClear’s product claims. OrthoClear has opposed this motion, and a hearing on Align’s motion was heard on April 28, 2006.

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

The ITC instituted a formal investigation on February 7, 2006. Pursuant to a scheduling order issued by the administrative law judge, the hearing on the ITC Complaint will take place from November 6-16, 2006 in Washington, D.C. The scheduling order sets May 15, 2007 as the target date for completion of the ITC investigation.

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

On February 6, 2006, OrthoClear filed a motion to transfer venue of the Patent Infringement Federal Action from the Western District of Wisconsin to the Northern District of California. OrthoClear also filed a motion to stay the Patent

Infringement Federal Action, pursuant to the mandatory stay provisions of the ITC, pending the outcome of the litigation of the same patents in the ITC Complaint. The Company opposed OrthoClear’s motion to transfer, but did not oppose the motion to stay. On March 10, 2006, the Court granted OrthoClear’s unopposed motion to stay, thereby staying the matter pending resolution of the ITC proceedings. The Court made no ruling on OrthoClear’s motion to transfer.

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

After the Permanent Injunction was entered, Ormco and AOA appealed that injunction and the orders of the District Court on summary judgment on which that order was based. Oral argument on that appeal took place on April 3, 2006. No ruling from the appellate court has yet been received. In addition, once final judgment was entered, Ormco filed a Notice of Appeal from the final judgment, and the Company filed a notice of cross-appeal.

Other matters

During fiscal 2005, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California, law firm, acting on behalf of an unnamed party, requesting re-examination of six of the Company’s patents (U.S. Patent Nos. 5,975,893, 6,398,548, 6,309,215, 6,705,863, 6,217,325 and 6,722,880).  The USPTO has granted the request to reexamine five of the six patents, specifically, Patent No. 5,975,893, Patent No. 6,398,548, Patent No. 6,309,215, Patent No. 6,705,863 and Patent No. 6,217,325. As of the date of this Report on Form 10-K, the USPTO issued initial Office Actions with regard to US Patent Nos. 6,217,325 (the ‘325 patent), 6,309,215 (the ‘215 patent) and 5,975,893 (the ‘893 patent). In these initial Office Actions, the examiners confirmed the validity of three of the twenty-six claims of the ‘325 patent and five of the eleven claims of the ‘215 patent without amendment and preliminarily rejected the remaining claims of the patents. In addition, the examiners preliminarily rejected all the claims in the ‘893 patent. These non-final initial Office Actions present the Company with its first opportunity to respond to the USPTO’s review and interpretation of the prior art. The Company may and intends to submit “amendments, affidavits or declarations, or other documents as evidence of patentability” in response to its actions on the ‘325,  ‘215 and ‘893 patents. The re-examination proceedings on Patent Nos. 6,398,548, 6,705,863 (collectively, the “Remaining Patents”) are currently pending but no Office Action has been received by the Company.  While the pending re-examinations are in a preliminary stage, the Company believes that claims of the patents in re-examination will be determined to be patentable as currently written or as may be amended during the re-examination proceeding. However, there can be no assurance that the Company will prevail, and re-examination proceedings could result in some or all of the Remaining Patent claims (as well as the ‘215, ‘325 and ‘893 patent claims) having a narrower scope of coverage or even to being invalidated, which could have an adverse effect on the Company.  On December 23, 2005, in a non-appealable, final Order, the USPTO denied the request for re-examination with respect to all twenty-one claims of U.S. Patent No. 6,722,880 (the ‘880 patent). Accordingly, the validity of all twenty-one claims of the  ‘880 patent stand reaffirmed by the USPTO. On January 23, 2006, a Petition Seeking Review of Denial of Request for Re-examination of the ‘880 patent was filed by the same San Francisco, California law firm. As of the date of this Form 10-Q, the Company has not received a response from the USPTO. On April 10, 2006, an additional request was filed with the USPTO on behalf of OrthoClear requesting reexamination of U.S. Patent No. 6,629,840 (the ‘840 patent).  As of the date of this Report on Form 10-Q, the USPTO has neither granted nor denied the requests for reexamination of the ‘840 patent.

On July 25, 2005, Bay Materials, LLC (“Bay”) filed suit against the Company in the Superior Court of the State of California for the County of San Mateo. The complaint, as amended, asserts, among other things, breach of contract, promissory estoppel, fraud and negligent misrepresentation by the Company. Bay alleges that Align breached the terms of a purchase order by failing to pay for unshipped goods manufactured by Bay pursuant to such order. Bay further alleges that the Company promised to purchase from Bay an alternative polyurethane product, and Bay relied on this representation to develop such an alternative product which the Company determined not to use. The complaint seeks monetary damages exceeding $1.1 million related to breach of contract and research and development costs incurred plus unspecified damages related to lost profit, punitive and exemplary damages, and legal costs. Pursuant to the Company’s demurrer to Bay’s first amended complaint, the Court dismissed Bay’s negligent misrepresentation claim.

On March 27, 2006, the Company filed its answer to Bay’s amended complaint, and also filed a cross-complaint against Bay for breach of contract, breach of implied warranty of fitness, intentional misrepresentation, concealment, specific performance, unjust enrichment and unfair business practices. The cross-complaint seeks monetary damages against Bay exceeding $1.0 million.

The trial date in this matter is currently set for December 4, 2006. The Company cannot predict the ultimate outcome of this matter at this time although the Company intends to vigorously defend itself. As a result, in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, the Company has disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.

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

Note 5.                                  Credit Facilities

In December 2005, the Company renegotiated and amended its existing revolving line of credit, which was originally obtained in December 2002. The amended credit agreement increases the available borrowings under the then existing revolving line of credit from $15 million to $20 million.  Included in the new revolving line of credit is a letter of credit facility of up to $5 million, a foreign exchange facility of up to $5 million and an equipment facility of up to $10 million.  The Company may elect interest rates on its borrowing calculated by reference to the bank’s prime rate less one-half of one percent or LIBOR plus two percent.  The new credit facility matures on December 16, 2007, at which time all outstanding borrowings must be repaid. The new credit facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum quick ratio and minimum tangible net worth, and covenants limiting the Company’s ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends and repurchase stock.

As of March 31, 2006, there are no outstanding borrowings and the Company is in compliance with the restrictive loan covenants of these facilities.

Note 6.                                  Stock-based Compensation

2005 Incentive Plan

In May 2005, stockholder approval was obtained for the 2005 Incentive Plan (“2005 Plan”), which replaced the 2001 Stock Incentive Plan (the “2001 Plan”). The 2005 Plan, which expires December 31, 2010, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares. Employees, non-employee directors and consultants are eligible to receive grants under the 2005 Plan. The options are granted for periods not exceeding ten years and generally vest over 4 years with 25% vesting one year from the date of grant and 1/48th each month thereafter. The Plan Administrator may, however, grant options with different vesting schedules at its option. In the first quarter of 2005, the Company granted options under the 2001 Plan (prior to the approval of the 2005 Plan), that vest over 3 years, with 25% vested at the date of grant, and 1/36th each month thereafter. Options are to be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant.

Starting in the first quarter of 2006, the Compensation Committee granted awards of restricted stock units (contracts that give the recipients the right to receive shares as the units vest) to its employees and director(s) in addition to stock options. Each restricted stock unit award generally vests over 4 years with 25% on the one year anniversary of the date of grant and  6.25% vesting quarterly thereafter. Any grants of restricted stock units will reduce shares available for grant at a 2:1 ratio.

The 2005 Plan has 9,983,379 shares of the Company’s common stock reserved for issuance, plus up to an aggregate of 5,000,000 shares that are or would have been returned to the 2001 Plan as a result of termination of outstanding options or repurchase of shares granted under the 2001 Plan on or after March 28, 2005. As of March 31, 2006, 1,648,447 shares have been transferred to the 2005 Plan. As of March 31, 2006,  8,041,806 shares remain available for issuance under the 2005 Plan.

Executive Grants

In January 2001, the stockholders approved two option grants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $15.00 per share to each of the Company’s then Chief Executive Officer and President. The options were granted outside of the 1997 Equity Incentive Plan and prior to the adoption of the 2001 Plan or the 2005 Plan. As of March 31, 2006, an aggregate of 500,000 options to purchase shares of common stock remained outstanding under these grants.

Stock Options

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Plans
	March 31, 2006	March 31, 2005
Expected term (in years)	5.0	2 .1
Expected volatility	77.0%	70.4%
Risk-free interest rate	4.62%	3.75%
Expected dividend	—	—
Weighted average fair value at grant date	$5.47	$3.03

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. Upon the adoption of FAS 123R, the Company used a midpoint model to determine the expected term of stock options based on the Company’s historical exercise and post vesting cancellation experience, and the remaining contractual life of its outstanding options.

The increase to expected life assumption used in the Black-Scholes option pricing to 5.0 years from 2.1 years for the three months ended March 31, 2006 compared to three months ended March 31, 2005, is the result of granting options with shorter vesting in the first quarter of 2005.

The Company used a combination of historical volatility and peer group volatility in deriving its expected volatility assumption as allowed under FAS 123R and SAB 107. The Company’s historical volatility from 2002 to 2005 was used in determining expected volatility. The Company used peer group volatility instead of its own historical data for 2001, as the Company had unusually high volatility in its stock price as the result of its Initial Public Offering in 2001. The peer group volatility was derived based on historical volatility of a comparable peer group consisting of companies of similar size and operating in a similar industry.

The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

A summary of stock option activity under the 2001 and 2005 Plans for the three month ended March 31, 2006 is a follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	11,304	$8.76
Granted	1,268	8.36
Cancelled or expired	(552)	11.53
Exercised	(576)	7.34
Outstanding at March 31, 2006	11,444	$8.66	7.9	$24,564

Ending vested and expected to vest at March 31, 2006	11,151	$8.68	7.9	$24,080
Exercisable at March 31, 2006	8,356	$9.07	7.4	$18,629

The total intrinsic value of stock options exercised for the three months ended March 31, 2006 and 2005 was $0.6 million and $1.9 million respectively. For the three months ended March 31, 2006 the total recognized tax benefit from exercised options was immaterial.

Option Acceleration

On October 6, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting for all unvested stock options with exercise prices greater than $7.10. The fair market value of Align’s common stock on the date of acceleration was $6.41 as quoted on the NASDAQ National Market. Options held by non-employee directors were excluded from the vesting acceleration. As a result of the acceleration, approximately 3.8 million options or 35% of the then total outstanding options became immediately exercisable as of October 6, 2005. The primary purpose of the acceleration was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of FAS 123R.

Restricted Stock Units

In the first quarter of 2006, the Company granted 339,000 restricted stock units. The fair value of each award is based on the Company’s closing stock price on the date of grant. For the three months ended March 31, 2006, the weighted average fair value of the restricted stock awards granted was $ 8.38 and the total fair value of vested restricted stock units was zero. A summary of the nonvested shares for the three months ended March 31, 2006 is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2005	—	$—
Granted	339	8.38
Vested	—	—
Forfeited	(1)	8.38
Nonvested as of March 31, 2006	338	$8.38

Employee Stock Purchase Plan

Align’s Employee Stock Purchase Plan (the “Purchase Plan”) consists of overlapping twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the purchase period or the end of the purchase period, whichever price is lower. The Purchase Plan provides that the number of shares of the Company’s common stock reserved for issuance thereunder will automatically increase on the first trading day of January in each calendar year by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, with this annual increase not to exceed 1,500,000 shares.

During the three months ended March 31, 2006, 245,774 shares were issued under the Purchase Plan. As of March 31, 2006, the Company had reserved 8,933,456 shares of common stock for future issuance and 7,489,018 shares remain available for future issuance.

The Company accounts for the Purchase Plan as a compensatory plan and has valued the shares in accordance with FAS 123R. The fair value of the option component of the Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Purchase Plan
	March 31, 2006	March 31, 2005
Expected term (in years)	1.27	1.25
Expected volatility	54.9%	66.0%
Risk-free interest rate	4.72%	3.55%
Expected dividend	—	—
Weighted average fair value at grant date	$3.18	$3.75

Summary of Stock-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

A summary of stock-based compensation expenses during the three months ended March 31, 2006 and unrecognized compensation costs as of March 31, 2006 are as follows (in thousands):

	Stock-based Compensation Expense	Unrecognized Compensation Costs	Weighted Average Remaining Recognition Period (in years)
Stock options	$1,676	$11,959	1.7
Restricted stock units	63	2,418	2.1
Employee stock purchase plan	466	1,197	0.6
Total	$2,205	$15,574

Share-based compensation expense related to all of the Company’s share-based awards recognized for the three months ended March 31, 2006 was comprised as follows:

(In thousands, except per share amounts)	Three Months Ended March 31, 2006
Cost of revenues	$148
Sales and marketing	679
General and administrative	1,088
Research and development	290
Total share-based compensation	$2,205

Effect on:
Net loss per share — Basic	$(0.04)
Net loss per share — Diluted	$(0.04)

Prior to January 1, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complied with the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123.”  Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period. Accordingly, the Company was not required to recognize compensation cost for stock options issued to its employees or shares issued under the Purchase Plan because options were issued at market price on the date of grant.

FAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of FAS 123. The following table illustrates the pro forma information regarding the effect on net earnings and net earnings per share if the Company had accounted for the stock-based employee compensation under the fair value method of accounting:

Three Months Ended
(In thousands, except per share amounts)	March 31, 2005
Net earnings, as reported	$1,863
Add: Stock-based employee compensation expense included in reported net earnings under APB No. 25, net of related tax effects	—
Deduct: Total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects	(5,197)
Pro forma net loss	$(3,334)

Basic net earning (loss) per share:
As reported	$0.03
Pro forma	$(0.05)

Diluted net earning (loss) per share:
As reported	$0.03
Pro forma	$(0.05)

Note 7.                                  Net Profit (Loss) Per Share

Basic net profit (loss) per share is computed using the weighted average number of shares of common stock during the period. Diluted net profit (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options, unvested shares subject to repurchase and unvested restricted stock units.

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net profit (loss)	$(4,764)	$1,863

Weighted-average common shares outstanding, basic	62,518	61,246
Effect of potential dilutive common shares	—	1,902
Total shares, diluted	62,518	63,148

Basic net profit (loss) per share	$(0.08)	$0.03
Diluted net profit (loss) per share	$(0.08)	$0.03

For the three months ended March 31, 2006, stock options and restricted stock units totaling 6.9 million have been excluded from diluted net loss per share because of their anti-dilutive effect. For the three months ended March 31, 2005, stock options totaling 4.5 million were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 8.                                  Acquisitions

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

In accordance with the Membership Interest Purchase Agreement, the Company agreed to contingent earn-outs of up to $1.0 million payable to certain former holders of GO membership interests upon the achievement of milestones defined in the agreement. These contingent payments are accrued on a straight-line basis based on the estimated completion dates. The Company paid $0.5 million related to milestone completion in July 2005, and the remaining $0.5 million in April 2006.

Note 9.                      Goodwill and Other Intangible Assets

In January 2005, the Company completed the acquisition of GO (See Note 8) and recorded $0.5 million of goodwill. Goodwill is the difference between the purchase price and the fair value of the acquired net assets and the identified intangible assets. Upon the integration of GO, Align included GO’s consulting services in its clinical education and training programs under the name of Invisalign Consulting Services. As required by SFAS 142, the Company will perform its annual impairment test in the fourth quarter of 2006, or sooner if events or changes in circumstances indicate the assets may be impaired.

The following is a summary of the Company’s purchased intangible assets as of March 31, 2006 (in thousands):

	Gross Carrying Value	Estimated Useful Life (in years)	Accumulated Amortization	Net Carrying Value
Consultant relationships	$980	3	$381	$599
Other	55	3	21	34
Total	$1,035		$402	$633

Estimated future amortization expense for purchased intangible assets as of March 31, 2006 is $259,000, $345,000 and $29,000 in 2006, 2007 and 2008, respectively.

During 2003, the Company obtained a patent for $180,000 and is amortizing it over the expected useful life of five years. The Company recorded amortization expense of $9,000 for the three months ended March 31, 2006 and 2005, respectively. Estimated future amortization expense for the patent as of March 31, 2006 is $27,000, $36,000 and $27,000 in 2006, 2007 and 2008, respectively.

Note 10.                           Segments and Geographical Information

Segment

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. During all periods presented, the Company operated as a single business segment.

Geographical Information

Revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended March 31
	2006	2005
Revenues:
Domestic	$42,165	$45,754
Europe	6,058	4,728
Other International	685	673
Total revenues	$48,908	$51,155

	As of March 31, 2006	As of December 31, 2005
Long-lived assets:
Domestic	$28,300	$27,281
Europe	930	990
Other International	2,226	2,253
Total long-lived assets	$31,456	$30,524

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations that the percentage of revenue generated by general practitioner dentists will represent an increasingly larger percentage of our revenue, our expectations regarding further expansion into North American and international markets, including Japan, our anticipated revenue, gross margin and volume growth in fiscal 2006, our expectation regarding costs, our expectation regarding the impact that pricing initiatives and other similar programs may have on our results of operations, our expectations that product enhancements and new products will increase our market shares, our expectation that our general and administrative expenses will continue to increase in 2006 and our sales and marketing and our research and development expenses will be comparable to 2005, our expectation regarding estimated incremental costs, including legal fees that we may incur as a result of the OrthoClear litigation, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly update the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Align Technology, founded in April 1997, designs, manufactures and markets Invisalign®, a proprietary method for treating malocclusion, or the misalignment of teeth. Invisalign corrects malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position. Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with braces. Invisalign is appropriate for treating adults and teens with mature dentition. We received FDA clearance to market Invisalign in 1998, and we began commercial operations and sales of full Invisalign treatment in July 1999.

Our traditional, full Invisalign treatment plan is unique to the individual patients and the treatment plan will consist of as many Aligners as necessary to achieve the doctors’ treatment goals. In the third quarter of 2005, we launched Invisalign® Express, a low-cost solution for less complex orthodontic cases. Invisalign Express is a dual arch orthodontic treatment consisting of up to ten Aligners. Invisalign Express is intended to assist our customers treat a broader range of patients by providing a lower cost option for adult relapse cases, for minor crowding and spacing and as a pre-cursor to restorative or cosmetic treatment such as veneers.

The Invisalign system is manufactured in phases. The initial step in our manufacturing process is the creation of electronic treatment plans using ClinCheck®, an internally developed computer-modeling program. These treatment plans are developed at our operations facility in Costa Rica and are made available to the prescribing dental professional via our proprietary customer interfacing software, VIP. The prescribing orthodontist or general practitioner dentist (GP) then reviews the ClinCheck simulation. ClinCheck allows the orthodontist or GP to simulate treatment in three dimensions by modeling two-week stages of tooth movement. Upon the dental professional’s approval of the ClinCheck simulation, we use the data underlying the simulation, in conjunction with stereolithography (SLA) technology, to manufacture Aligner molds, then use these molds to fabricate Aligners. Aligners are thin, clear plastic, removable dental appliances that are manufactured in a series to correspond to each two-week stage of the ClinCheck simulation. Aligners are customized to perform the treatment prescribed for an individual patient by a dental professional using ClinCheck. After the Aligners are produced, our third party shelter services provider ships the finished products to our customers.

We generate the vast majority of our revenues from the sales of the Invisalign system (which includes full Invisalign treatment and Invisalign Express as discussed above) to orthodontists and GPs in the United States and Canada, our domestic market. Sales of the Invisalign system in our domestic GP channel and our domestic orthodontist channel represented approximately 46% and 35% of our total revenues during the first three months of 2006, respectively.

A number of factors, the most important of which are set forth below, may affect our success during the remainder of 2006 and beyond.

•                  Increased Pricing Pressure.   In May 2005, OrthoClear, Inc. announced the commercial launch of the OrthoClear System, a product that is intended to compete directly with our Invisalign system. We believe that OrthoClear’s product infringes on our intellectual property and we have filed several lawsuits alleging, among other things, OrthoClear’s unlawful use of our intellectual property, including our trade secrets. See Part II, Item 1 “Legal Proceedings” of this Report on Form 10-Q for a more complete summary of the OrthoClear litigation. In response to OrthoClear’s launch and in an effort to simplify our pricing structure, in the fourth quarter of 2005 we announced that all Invisalign cases (other than Invisalign Express) in our domestic market will have a list price of $1,495 per case. Previously, list prices ranged from $1,195 to $1,895 per case depending on the treatment option selected. In addition, in the fourth quarter of 2005, we expanded our volume based discount program to all doctors. These programs were in effect in the first quarter of 2006 and had a significant impact on our revenues, gross margin and net profit. In addition to the continuing impact of these and other similar programs that we may launch in the future, we expect that increased participation in our volume discount program in the second quarter of 2006 may further impact our revenues, gross margins and net profits.  We have also experienced increased sales volumes of the lower priced Invisalign Express and this shifting product mix has had and will continue to have an affect our revenue, gross margin and net profits. Additionally in Europe, we introduced new pricing initiatives in the first quarter of 2006 which will result in a lower average selling price.

•                  Disruption in Sales Coverage and Customer Relationships.   In the first half of 2005, 17 orthodontic sales representatives, representing approximately 50% of our orthodontic sales force, left Align and joined OrthoClear. We have replaced the majority of these individuals with new sales representatives. Case submissions in our orthodontic channel were slightly lower in the last two quarters of 2005 compared to the previous two quarters due in part to the disruption in our sales force and the resulting disruption to many of our key customer relationships. However, in the first quarter of 2006, with the deployment of our new sales team, we began to see a slight increase in case submissions in our orthodontic channel as compared to the prior quarter. See “Part II, Item 1A—Risk Factors—We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.”

•                  Penetration into our Domestic Market.   Although we have historically generated a majority of our revenues from orthodontists, there exists a significantly greater number of GPs in North America than orthodontists. As the primary provider of dental care, GPs have access to a greater number of patients than orthodontists, and possess a unique opportunity to educate these patients on the benefits of oral care and introduce them to Invisalign. GPs also have the ability to refer appropriate cases to orthodontists and may choose to treat less complex cases themselves. Largely due to the fact that there are significantly more GPs than orthodontists, we expect that an increasingly larger percentage of our revenues will be generated by GPs. In fact, in the first quarter of 2006, our domestic GP channel generated 46% of our total revenue, while the orthodontist channel represented 35%. We believe that by focusing on increasing utilization rates among our existing GP customers, the overall market for Invisalign will increase, as patients who would not have otherwise sought orthodontic treatment are introduced to Invisalign by their GPs. In addition, by educating dental students and orthodontic residents on the benefits of the Invisalign technique, we believe they will be more likely to use this technology in their future practices and offer Invisalign as a treatment option. In 2005, four dental schools, Harvard University, Columbia University, Temple University and the University of Texas at San Antonio, announced the integration of the Invisalign technique into their curriculums. We expect additional dental schools to integrate the Invisalign technique into their curriculums in the future.

•                  Continued Product Leadership.   We are committed to investing in delivering new products, enhancing the user experience and introducing new product features to our existing products. In the second half of 2005, we launched Invisalign Express, a lower-cost Aligner system to be used for less complex cases. Invisalign Express is intended to assist our customers to treat a broader range of patients by providing a lower cost option for less complex orthodontic cases thereby increasing the market for our products. In addition, we are currently in the early testing of a bracket positioning template which we may determine to use in conjunction with our digital treatment plan to guide doctors in proper bracket placement in traditional wires and bracket treatment or to drive to our ultimate goal of developing a combination product. We are planning to introduce a compliance indicator which will help doctors and patients understand if the patients have worn their Aligners for enough time to effectively move their teeth, as well as integrating Invisalign branding directly onto our Aligners to further differentiate our product to doctors. By investing in developing these new products and continually enhancing our existing products, we expect to increase market share.

•                  Expansion of International Markets.   We will focus our efforts towards increasing adoption of Invisalign by dental professionals in key international markets, including Europe and Japan. We will consider expanding into additional international markets on a case by case basis. In October 2005, we announced the launch of Invisalign in Japan. In the first quarter of 2006, our international channel represented approximately 14% of our total revenue.

•                  Increasing Reliance on International Manufacturing Operations.   Our manufacturing efficiency has been and will be an important factor in our future profitability. We use a third party based in Juarez, Mexico, International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), for the fabrication and packaging of Aligners. In the first quarter of 2006, we completed the relocation of our SLA mold fabrication operations from our Santa Clara, California facility to IMS.  As a result of this relocation, our reliance on our international manufacturing operations will continue to increase. Our success will depend in part on the efforts and abilities of management to effectively manage this international operation, including our relationship with IMS. In addition, we currently are and will become increasingly dependant on IMS’s ability to hire and retain employees generally, as well as hire and retain employees with the necessary skills to perform the more technical aspects of our operations. If our management and/or IMS fail in any of these respects, we could experience production delays and lost or delayed revenue. In addition, even if we have case submissions in the manufacturing backlog, if IMS is unable for any of these or other reasons to ship our product to our customers, on a timely basis, our revenue will be delayed which will cause our operating results to fluctuate. See Part II, Item 1A—Risk Factors for risks related to our international operations.

Stock-based compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” (FAS 123R), using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock units (“RSUs”) related to our 2001 Plan and our 2005 Plan and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Under the modified prospective method, prior periods are not revised for comparative purposes, and the valuation provisions of FAS 123R are applied to awards outstanding on the adoption date and any awards granted subsequently.  Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123R. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of FAS 123R and Staff Accounting Bulletin (“SAB”) No. 107. Option-pricing models require the input of highly subjective assumptions, including the option’s expected term and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

On October 6, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting for all unvested stock options with exercise prices greater than $7.10. The fair market value of our common stock on the date of acceleration was $6.41 as quoted on the NASDAQ National Market. Options held by non-employee directors were excluded from the vesting acceleration. As a result of the acceleration, approximately 3.8 million options or 35% of the then total outstanding options became immediately exercisable as of October 6, 2005. The primary purpose of the acceleration was to eliminate future compensation expense we would otherwise recognize in our statement of operations with respect to these accelerated options upon the adoption of FAS 123R.

The following table presents the stock compensation expense recognized in accordance with FAS 123R during the three months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006
	Stock-based Compensation	Percent of Revenues
Cost of revenues	$148	0.3%
Sales and marketing	679	1.4%
General and Administrative	1,088	2.2%
Research and development	290	0.6%
Total stock-based compensation expense	$2,205	4.5%

Results of Operations

Revenues.

Invisalign product revenues by channel and other revenues, which represented training and sales of ancillary products, for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
(in million)	March 31, 2006	March 31, 2005	Net Change	% Change
Domestic:
Orthodontic	$17.3	$23.3	$(6.0)	(25.8)%
GP	22.5	20.7	1.8	8.8%
International	7.0	5.2	1.8	35.1%
Total Invisalign	46.8	49.2	(2.4)	(4.9)%
Other revenues	2.1	2.0	0.1	5.0%
Total Revenues	$48.9	$51.2	$(2.3)	(4.4)%

For the three months ended March 31, 2006, revenue decreased by $2.3 million or 4.4% compared to the three months ended March 31, 2005 primarily due to lower average selling prices as a result of a reduced list price for full Invisalign, increased sales of the lower priced Invisalign Express product, and the volume based discount program, all of which were introduced in the second half of 2005, partially offset by increased case volumes.  The $6.0 million decrease in the domestic Orthodontic channel revenue was due to product mix and lower average selling price.  The changes in the Orthodontic product mix reflects reduced volumes of full Invisalign cases coupled with increased volumes of Invisalign Express, a lower priced product. In addition to the changes in the product mix, the reduced list price of full Invisalign combined with the volume based discount program resulted in an overall lower average selling price for the Orthodontic channel.  In the domestic GP channel, the revenue increase of $1.8 million was primarily due to the increase in Invisalign Express case volumes offset by the reduced full Invisalign list price. International revenue increased $1.8 million or 35% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to a significant increase in full Invisalign case volumes.

For fiscal year 2006, although we expect our case shipment volume to increase, we anticipate that our revenues will remain consistent with fiscal year 2005 primarily as a result of lower average selling prices resulting from pricing initiatives, volume-based discount programs, and Invisalign Express, all of which were introduced in the second half of 2005. Additionally in Europe, we introduced new pricing initiatives in the first quarter of 2006 which will result in a lower average selling price.

Cost of revenues:

	Three months ended March 31,
(In millions)	2006	2005	Change
Cost of revenues	$14.3	$15.5	$(1.2)
% of Revenues	29.2%	30.3%

Gross profit	$34.6	$35.7	$(1.1)
% of Revenues	70.8%	69.7%

Cost of revenues includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and the cost of facilities.

Gross margin increased to 70.8% of revenues for the three months ended March 31, 2006, compared to 69.7% of revenues for the three months ended March 31, 2005.  This improvement in gross margin is primarily the result of reductions in product cost driven by volume based cost absorption and manufacturing efficiencies and a $1.5 million reduction in the provision for estimated losses on case refinement sales. Excluding this $1.5 million reduction in the provision for estimated losses, gross margin would have decreased for the three months ended March 31, 2006 primarily due to lower average selling prices as a result of the reduction in the list price of full Invisalign and increased sales of the lower priced Invisalign Express. The relocation of our SLA mold fabrication operations from our Santa Clara facility to a third party based in Juarez, Mexico was completed during the first quarter of 2006 and contributed to the increase in manufacturing efficiencies.

For fiscal 2006, we anticipate that our gross margin, including stock-based compensation will remain consistent with or increase slightly compared to fiscal 2005, primarily due to manufacturing efficiencies despite the impact of the lower average selling price discussed above.

Sales and marketing:

	Three months ended March 31,
(In millions)	2006	2005	Change
Sales and marketing	$20.1	$19.1	$1.0
% of Revenues	41.0%	37.4%

Sales and marketing expenses include sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising and dental professional trade show attendance.

Sales and marketing expenses increased $1.0 million to $20.1 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to a $1.4 million increase in payroll related expenses due to higher headcount, and $0.7 million stock-based compensation expense recognized in accordance with FAS 123R. Partially offsetting these increases was a $0.6 million decrease in consulting expenses and a $0.7 million decrease in advertising and promotion expenses.

For fiscal 2006, we expect sales and marketing expenses, including stock-based compensation, to be comparable to 2005, as we continue to develop and expand our domestic and international markets, develop new media programs, enhance our website and provide clinical education.

General and administrative:

	Three months ended March 31,
(In millions)	2006	2005	Change
General and Administrative	$15.1	$9.5	$5.6
% of Revenues	30.8%	18.6%

General and administrative expenses include salaries for administrative personnel, outside consulting services, legal expenses and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2006 increased by $5.6 million compared to the three months ended March 31, 2005 primarily due to a $3.3 million increase in external legal fees related to the OrthoClear litigation, a $1.5 million increase in payroll related expenses resulting from the hiring of additional legal and administrative staff, and $1.1 million increase in stock-based compensation expense, partially offset by a reduction in rent expense and a lower bad debt expense.

For fiscal year 2006, we expect that general and administrative expenses will increase significantly from fiscal 2005.  This increase will be primarily attributable to higher OrthoClear litigation related expenses and stock-based compensation expense.

Research and development:

	Three months ended March 31,
(In millions)	2006	2005	Change
Research and Development	$4.7	$4.9	$(0.2)
% of Revenues	9.6%	9.6%

Research and development expenses include the costs associated with software engineering, the cost of designing, developing and testing our products and conducting clinical and post-marketing trials. We expense our research and development costs as incurred.

Research and development expenses for the three months ended March 31, 2006 decreased by $0.2 million compared to the three months ended March 31, 2005, primarily due to a $0.4 million decrease in temporary services and outside consulting, partially offset by $0.3 million increase in stock-based compensation in accordance with FAS 123R.

For fiscal 2006, we expect research and development spending, including stock based compensation, to be comparable to fiscal 2005 as we continue to invest in research and development efforts to bring new products to market, conduct clinical research and focus on product improvement initiatives.

Interest and other, net:

	Three months ended March 31,
(In millions)	2006	2005	Change
Interest income, net	$0.7	$0.3	$0.4
Other income (expense), net	—	(0.4)	0.4
Total interest and other, net	$0.7	$(0.1)	$0.8

Interest and other, net includes interest income earned on cash balances, interest expense on debt, foreign currency translation gains and losses for the dollar against other currencies related to international businesses and other miscellaneous charges.

Interest and other, net for the three months ended March 31, 2006 increased $0.4 million as compared to the three months ended March 31, 2005 primarily due to increased interest income as a result of higher effective interest rates.  Other income (expense) increased  $0.4 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to decrease in foreign currency translation loss.

Income tax provision:

	Three months ended March 31,
(In millions)	2006	2005	Change
Provision for income taxes	$0.2	$0.2	$—

We recorded an income tax provision of $0.2 million for the three months ended March 31, 2006 and 2005, representing effective tax rates of (5.5)% and 10.0%, respectively.  Our effective tax rate for the remainder of 2006 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Liquidity and Capital Resources

We fund our operations from the proceeds of the sale of our common stock and from cash generated from sales of our product. Our cash and cash equivalents balance as of March 31, 2006 was $71.8 million compared to $74.2 million as of December 31, 2005.  Restricted cash was $0.2 million as of March 31, 2006 and December 31, 2005. We had an accumulated deficit of $295 million as of March 31, 2006.

Net cash used by operating activities for the three months ended March 31, 2006 was $5.6 million, resulted primarily from operating losses adjusted for non cash items and a $2.8 million increase in accounts receivable as a higher percentage of revenues were shipped during the latter part of the first quarter, a $1.5 million increase in prepaid and other current assets and a $1.6 million reduction in deferred revenue. For the three months ended March 31, 2005, net cash provided by operating activities was $1.5 million, primarily from operating profits adjusted for non cash items and increases in accrued liabilities and deferred revenue, which was partially offset by increases in accounts receivable and prepaid and other current assets.

For the three months ended March 31, 2006, we used $2.1 million of our cash in investing activities to purchase capital assets. For the three months ended March 31, 2005, we used $4.3 million of our cash in investing activities, primarily due to $3.2 million cash used to purchase property and equipment for capacity expansion and manufacturing, and $0.9 million of net cash used to purchase General Orthodontics, LLC.

Net cash provided by financing activities was $5.3 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, net cash provided by financing activities entirely consisted of proceeds from the issuance of common stock, primarily from exercises of employee stock options. For the three months ended March 31, 2005, net cash provided by financing activities consisted of proceeds from the issuance of common stock, primarily from exercises of employee stock options, partially offset by payments on debt obligations related to the equipment-based term loan and capital lease obligations.

Net proceeds from the issuance of common stock related to the exercise of employee stock options has historically been a significant component of our liquidity.  However, in the first quarter of 2006, we began granting RSUs which, unlike stock options, do not generate cash from exercise. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issued to each of our executive officers and members of our board of directors will be net of applicable payroll withholding taxes which taxes will be paid on their behalf. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.

In December 2005, we renegotiated and amended our existing revolving line of credit, which was originally obtained in December 2002. The amended credit agreement increases the available borrowings under the then existing revolving line of credit from $15 million to $20 million.  Included in the new revolving line of credit is a letter of credit facility of up to $5 million, a foreign exchange facility of up to $5 million and an equipment facility of up to $10 million.  We may elect interest rates on our borrowing calculated by reference to bank’s prime rate less one-half of one percent or LIBOR plus two percent.  The new credit facility matures on December 16, 2007, at which time all outstanding borrowings must be repaid. The new credit facility contains certain restrictive loan covenants, including, among others, financial covenants requiring a minimum quick ratio and minimum tangible net worth, and covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends and repurchase stock.  As of March 31, 2006, there were no outstanding borrowings and we are in compliance with the restrictive loan covenants of these credit facilities

We expect that our expense levels for 2006, which includes stock based compensation, will increase from 2005, depending on our level of business activity.  We expect that any increases will be focused on continuing efforts to automate our manufacturing processes, increasing our capacity, continued international sales and marketing efforts, legal expenses including $18.0 million to $20.0 million related to OrthoClear litigation, and research and development expenses as we develop new products and improvements to our existing product. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. Our capital requirements depend on market acceptance of our products and our ability to market, sell and support our products on a worldwide basis.

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

Contractual Obligations

As of March 31, 2006, there have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2005.

•                  Recognition of revenues

•                  Warranty expense

•                  Legal contingencies

•                  Deferred tax valuation allowance

Except as set forth below, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2006 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-base Compensation Expense

Effective January 1, 2006, the Company adopted the modified prospective transition method of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or FAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units related to our 2001 Plan and our 2005 Plan and employee stock purchases related to our Employee Stock Purchase Plan based on estimated fair values over requisite employee service period. Our financial statements as of and for the first quarter of fiscal year 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statement of Operations during the first quarter of fiscal year 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In conjunction with the adoption of FAS 123R, we elected to attribute the value of stock-based compensation to expense using the straight-line method.  See Note 6 in the Notes to the Condensed Consolidated Financial Statements for additional information.

Upon adoption of FAS 123R, we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under FAS 123.  The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by Align’s stock price as well as the input of other subjective assumptions.  These assumptions include, but are not limited to the expected term of stock options and Align’s expected stock price volatility over the term of the awards. Our options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models such as the Black Scholes model, may not provide reliable measures of the fair values of our share-based compensation.  Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated at the grant date and reported in our financial statements

The guidance in FAS 123R and SAB 107 is relatively new, and the application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analysis, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that if employed by us, may dilute our earning per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and cost of these extensive valuation efforts may outweigh the benefits to investors.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

ITEM 4.                         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The defendants and the Align Parties filed demurrers to the complaint and the cross-complaint, respectively. On June 6, 2005 the Court ruled on demurrers on the complaint filed by OrthoClear and denied OrthoClear’s challenges to the core of our complaint—Align’s claims of Misappropriation of Trade Secrets and Breach of Contract—by overruling the OrthoClear demurrers to these causes of action. In addition, the Court granted our request for permission to amend our original complaint to consolidate several duplicative causes of action and to add specific evidence not available to us when the original complaint was filed. OrthoClear did not oppose the demurrer filed by us and amended its original pleading by filing a first supplemental and amended cross-complaint.

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

On January 4, 2006, the Align Parties filed a demurrer to OrthoClear’s second amended cross-complaint, and a motion to strike the portions of the second amended cross-complaint that refer to the new cross-defendant. On January 12, 2006, the Align Parties filed a demurrer to Bao Tran’s first amended cross-complaint and also filed special motions to strike certain causes of action in both OrthoClear’s and Bao Tran’s cross-complaints. Bao Tran subsequently agreed to dismiss his cause of action for abuse of process, and in response Align has agreed to withdraw its special motion to strike Bao Tran’s cross-complaint. The demurrers against OrthoClear’s second amended cross-complaint and against Bao Tran’s first amended cross-complaint, the motion to strike the portions of Orthoclear’s second amended cross-complaint that refer to the new cross-defendant, and the special motion to strike certain causes of action in OrthoClear’s second amended cross-complaint was heard on February 27, 2006. The Court recently issued an order granting in part and denying in part our demurrers. We are currently reviewing this order.

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

On March 21, 2006, we filed a motion to amend and supplement the original complaint to include additional allegations of false advertising and unfair competition by OrthoClear relating to OrthoClear’s product claims.  OrthoClear has opposed this motion, and a hearing on our motion was held on April 28, 2006.

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

The ITC instituted a formal investigation on February 7, 2006. Pursuant to a scheduling order issued by the administrative law judge, the hearing on the ITC Complaint will take place from November 6-16, 2006 in Washington D.C.  The scheduling order sets May 15, 2007 as the target date for completion of the ITC investigation.

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

On February 6, 2006, OrthoClear filed a motion to transfer venue of the Patent Infringement Federal Action from the Western District of Wisconsin to the Northern District of California.  OrthoClear also filed a motion to stay the Patent Infringement Federal Action, pursuant to the mandatory stay provisions of the ITC, pending the outcome of the litigation of the same patents in the ITC Complaint.  We opposed OrthoClear’s motion to transfer, but did not opposed OrthClear’s motion for stay.  On March 10, 2006, the Court granted OrthoClear’s unopposed motion to stay, thereby staying the matter pending resolution of the ITC proceedings.  The Court made no ruling on OrthoClear’s motion to transfer.

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

After the Permanent Injunction was entered, Ormco and AOA appealed that injunction and the orders of the District Court on summary judgment on which that order was based.  Oral argument on that appeal took place on April 3, 2006.  No ruling from the appellate court has yet been received.  In addition, once final judgment was entered, Ormco filed a Notice of Appeal from the final judgment, and we filed a notice of cross-appeal.

Other matters

During fiscal 2005, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California, law firm, acting on behalf of an unnamed party, requesting re-examination of six of our patents (U.S. Patent Nos. 5,975,893, 6,398,548, 6,309,215, 6,705,863, 6,217,325 and 6,722,880).  The USPTO has granted the request to reexamine five of the six patents, specifically, Patent No. 5,975,893, Patent No. 6,398,548, Patent No. 6,309,215, Patent No. 6,705,863 and Patent No. 6,217,325. As of the date of this Report on Form 10-Q, the USPTO issued initial Office Actions with regard to US Patent Nos. 6,217,325 (the ‘325 patent), 6,309,215 (the ‘215 patent) and 5,975,893 (the ‘893 patent). In these initial Office Actions, the examiners confirmed the validity of three of the twenty-six claims of the ‘325 patent and five of the eleven claims of the ‘215 patent without amendment and preliminarily rejected the remaining claims of the patents. In addition, the examiners preliminarily rejected all the claims in the ‘893 patent.  These non-final initial Office Actions present us with our first opportunity to respond to the USPTO’s review and interpretation of the prior art. We may and intend to submit amendments, affidavits or declarations, or other documents as evidence of patentability in response to its actions on the ‘325, ‘215 and ‘893 patents. The re-examination proceedings on Patent Nos. 6,398,548, 6,705,863 (collectively, the “Remaining Patents”) are currently pending but no Office Action has been received by us.  While the pending re-examinations are in a preliminary stage, we believe that claims of the patents in re-examination will be determined to be patentable as currently written or as may be amended during the re-examination proceeding. However, there can be no assurance that we will prevail, and re-examination proceedings could result in some or all of the Remaining Patent claims (as well as the ‘215, ‘325 and ‘893 patent claims) having a narrower scope of coverage or even to being invalidated, which could have an adverse effect on us.  On December 23, 2005, in a non-appealable, final Order, the USPTO denied the request for re-examination with respect to all twenty-one claims of our U.S. Patent No. 6,722,880 (the ‘880 patent).  Accordingly, the validity of all twenty-one claims of our ‘880 patent stand reaffirmed by the USPTO. On January 23, 2006, a Petition Seeking Review of Denial of Request for Re-examination of the ‘880 Patent was filed by the same San Francisco, California law firm.

On April 10, 2006, an additional request was filed with the USPTO on behalf of OrthoClear requesting reexamination of U.S. Patent No. 6,629,840 (the ‘840 patent).  As of the date of this Report on Form 10-Q, the USPTO has neither granted nor denied the requests for reexamination of the ‘840 patent.

On July 25, 2005, Bay Materials, LLC (“Bay”) filed suit against us in the Superior Court of the State of California for the County of San Mateo. The complaint, as amended, asserts, among other things, breach of contract, promissory estoppel, fraud and negligent misrepresentation by us. Bay alleges that we breached the terms of a purchase order by failing to pay for unshipped goods manufactured by Bay pursuant to such order. Bay further alleges that we promised to purchase from Bay an alternative polyurethane product, and Bay relied on this representation to develop such an alternative product which we determined not to use. The complaint seeks monetary damages exceeding $1.1 million related to breach of contract and research and development costs incurred plus unspecified damages related to lost profit, punitive and exemplary damages, and legal costs.  Pursuant to our demurrer to Bay’s first amended complaint, the Court dismissed Bay’s negligent misrepresentation claim, and that claim is removed from the case.

On March 27, 2006, we filed our answer to Bay’s amended complaint, and also filed our cross-complaint against Bay for breach of contract, breach of implied warranty of fitness, intentional misrepresentation, concealment, specific performance, unjust enrichment and unfair business practices.  The cross-complaint seeks monetary damages against Bay exceeding $1.0 million.  The trial date in this matter is currently set for December 4, 2006.  We intend to vigorously defend ourselves.

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

For instance, in an effort to raise the profile of Invisalign and drive prospective patients to our most experienced dental professionals, in the second quarter of 2005, we launched a consumer marketing campaign involving television, radio and print media.  Marketing programs of this nature are expensive and may have limited success, if any, and may not result in revenue generation commensurate with their costs.

While we achieved profitability beginning in the fourth quarter of fiscal 2003, we experienced a net loss in the third quarter of 2005 as well as in the first quarter of 2006. If we are to achieve profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow for the first time in fiscal year 2003 and continued to generate positive operating cash flow in fiscal years 2004 and 2005, we experienced negative cash flows in the first quarter of 2006. We cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates . If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

•                  changes in the timing of receipt of case product orders during a given quarter;

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

We seek to diligently protect our intellectual property rights. On February 2, 2005 we filed a complaint against OrthoClear, Inc., OrthoClear Holdings, Inc., Mr. Chishti, one of our founders, and several former employees. Among other things, the complaint alleges tort, contract, statutory and common law causes of action arising from OrthoClear and the individual defendants’ alleged plan to unlawfully utilize our intellectual property, confidential information and employees. The complaint also alleges that OrthoClear, Mr. Chishti, and other defendants are in breach of contractual obligations, statutory law and common law for attempting to intentionally interfere and disrupt our ongoing business operations and improperly gain access to our customer relationships and trade secrets. The complaint seeks injunctive relief and monetary damages in an amount to be determined. On July 19, 2005, we filed a multi-claim lawsuit in the United States District Court for the Northern District of California against OrthoClear. The complaint alleges numerous violations of the federal Lanham Act (15 U.S.C. §1051 et seq.) by OrthoClear and its officers and employees. These violations include unfair competition, trademark infringement and false advertising. The complaint also alleges violations by OrthoClear of California’s Unfair Practices Act (California Business and Professions Code §17200 et seq.). On January 11, 2006, we filed a complaint with the International Trade Commission (“ITC”) against OrthoClear, seeking to halt the importation into the United States of infringing aligners manufactured by OrthoClear in Pakistan in violation of our patents and other intellectual property rights. The ITC Complaint requests the ITC institute an immediate investigation and ultimately issue an exclusionary order, enforced by U.S. Customs and Border Protection, excluding OrthoClear aligners from importation into the United States. The ITC Complaint also requests the ITC issue two cease and desist orders specifically preventing OrthoClear from importing infringing aligners and from selling in the United States imported OrthoClear aligners. The ITC has determined to institute a formal investigation and such investigation is ongoing. In addition, on January 11, 2006, we filed a federal court patent infringement action in the Western District of Wisconsin (Madison). This federal action seeks monetary damages and an injunction to augment the exclusionary relief available from the ITC.

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

See Part II Item 1 of this Report on Form 10-Q for a summary of our material pending legal proceedings.

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

In response to challenges in our business, including increased competition, in the second half of 2005, we reduced the list price of full Invisalign cases and introduced Invisalign Express, a lower-cost solution for less complex cases. In addition, in the fourth quarter of 2005, we expanded our volume based discount program to all doctors. As a result of these programs, the blended average selling price for our products has declined. Additionally in Europe, we introduced new pricing initiatives in the first quarter of 2006 which will result in a lower average selling price. We expect each of these programs, and other similar programs that we may introduce in the future, to adversely affect our revenue, gross margin and net profits.

We experience competition from manufacturers of traditional braces and expect aggressive competition from these and other companies that may introduce new technologies in the future.

Currently, our Invisalign product competes directly against a product called Red, White and Blue, which is manufactured and distributed by Ormco, a subsidiary of Sybron Dental Specialties, and an aligner product manufactured by OrthoClear, Inc. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialties and Dentsply International have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. In May 2005, OrthoClear announced the launch of the OrthoClear system, a product that is intended to compete directly with our Invisalign system. Although we intend to vigorously defend our intellectual property rights and prevent OrthoClear from continuing to market any product that infringes on our intellectual property, if OrthoClear is successful in gaining broad market acceptance of its product, our business could be adversely affected. See Part II Item 1 of this Report on Form 10-Q for a more complete summary of the OrthoClear litigation. Increased competition from OrthoClear and other competitors has recently resulted in and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, any of which could have a material adverse effect on our revenue, volume growth, net profit and stock price. For instance, in the fourth quarter of 2005, in order to encourage continued use of our products, we extended our volume based discount program directed to all of our doctors. In addition, in the second half of 2005, we introduced Invisalign Express, a lower-cost solution for less complex cases as well as a new pricing initiative which had the effect of reducing our average selling price per case. These programs have adversely affected our revenues, gross margin and net profit. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

Our future success may depend on our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In the second half of 2005, we launched Invisalign Express a lower-cost Aligner system to be used for less complex cases. We are in early testing of a bracket positioning template which we may determine to use in conjunction with our digital treatment plan to guide doctors in proper placement of traditional wire and brackets or drive to our ultimate goal of developing a combination product and other new products. In addition, we continue to work on product enhancements such as placing Invisalign branding directly onto our Aligners and a compliance indicator, as well as the introduction of a next generation Aligner material. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and could cause our revenues to decline.

We are dependent on our international manufacturing operations, which exposes us to foreign operational, political and other risks that may harm our business.

Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck and are used to manufacture Aligner molds. IMS, a third party shelter services provider in Juarez, Mexico, fabricates Aligners and ships the completed products to our customers. In the first quarter of 2006, we completed the process of relocating our SLA mold fabrication operations from our Santa Clara, California facility to IMS.  As a result of this relocation, our reliance on our international manufacturing operations will continue to increase. Our costs associated with these operations are denominated in Costa Rican colons, Mexican pesos and U.S. dollars. Our increasing reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•                  difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•                  difficulties in managing international operations, including our relationship with IMS;

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2006, we had 64 issued U.S. patents, 97 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. During fiscal 2005, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California law firm, acting on behalf of an unnamed party, requesting re-examination of a number of our patents. The USPTO has granted the request to reexamine U.S. Patent Nos. 5,975,893, 6,398,548, 6,309,215, 6,705,863, 6,217,325. As of the date of this Report on Form 10-Q, the USPTO issued initial Office Actions with regard to U.S. Patent Nos. 6,217,325 (the ‘325 patent), 6,309,215 (the ‘215 patent) and 5,975,893 (the ‘893 patent). On April 10, 2006, an additional request was filed with the USPTO on behalf of OrthoClear requesting re-examination of U.S. Patent No. 6,629,840. The USPTO has neither granted or denied this request for re-examination. While the pending re-examinations are in a preliminary stage and we are still evaluating all issues, we believe that the claims of the patents in re-examination will be determined to be patentable as currently written or as may be amended during the re-examination proceedings. However, there can be no assurance that we will prevail, and the re-examination proceedings could cause some or all of these patent claims to have a narrower scope of coverage or even to be invalidated, which would have an adverse affect on us. See Part II Item 1 of this Report on Form 10-Q for a summary of the USPTO proceedings. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. We also rely on protection of our copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. See Part II Item 1 of this Report on Form 10-Q for a summary of the OrthoClear litigation.

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

See Part II Item 1 of this Report on Form 10-Q for a summary of our material pending legal proceedings.

We currently rely on third parties to provide key inputs to our manufacturing process, and if our access to these inputs is diminished, our business may be harmed.

We currently outsource key portions of our manufacturing process. We rely on IMS, a third party shelter services provider located in Juarez, Mexico, to fabricate Aligners and to ship the completed product to customers. In addition, by the first quarter of  2006, we completed the relocation of our SLA mold fabrication process to IMS.  As a result, if IMS fails to deliver its components or if we lose its services, we may be unable to deliver our products in a timely manner, and our business may be harmed. Any difficulties encountered by IMS with respect to hiring and retaining qualified personnel, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner. Finding a substitute manufacturer may be expensive, time-consuming or impossible.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of December 31, 1999 to approximately 1,154 employees as of March 31, 2006. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, growth increases the challenges involved in a number of areas, including recruiting and retaining sufficiently skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage growth could harm our business.

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues depends upon our direct sales force within our domestic market and internationally. As of March 31, 2006 our sales organization consisted of 129 people of which 107 were direct sales representatives and 22 were sales administration and management. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services of these key personnel may harm our business. In the first half of 2005, approximately 17 orthodontic sales representatives, representing approximately 50% of our orthodontic sales force, left Align and joined OrthoClear. Although we have replaced the majority of these individuals with new sales representatives, to adequately train and successfully deploy new representatives into effected regions and to reestablish strong customer relationships takes time. If we are unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to reestablish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.

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

In fiscal 2005 and during the first quarter of fiscal 2006, the market price for our common stock was volatile.

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

Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges.

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

•                  accounting for share-based payments; and

•                  accounting for income taxes.

In particular, the FASB recently enacted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) which we adopted effective in the first quarter of fiscal 2006.  See Note 6. Stock-based compensation for further information on the impact of FAS 123R on our reported financial results.

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

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                         OTHER INFORMATION

None.

ITEM 6.                         EXHIBITS

(a)              Exhibits:

Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1	Summary of Chairman’s Fees	Form 8-K	02/23/2006	Item 1.01 only

10.2	Employment Agreement with Darrell Zoromski	Form 8-K	01/09/2006	10.1

10.3†	Incentive Compensation Awards for Named Executive Officers	Form 8-K	01/10/2006	None

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2006	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1	Summary of Chairman’s Fees	Form 8-K	02/23/2006	Item 1.01 only

10.2	Employment Agreement with Darrell Zoromski	Form 8-K	01/09/2006	10.1

10.3†	Incentive Compensation Awards for Named Executive Officers	Form 8-K	01/10/2006	None

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†Management contract or compensatory plan or arrangement