Form 10-Q
period 2007-03-31
ALIGN TECHNOLOGY INC
filed 2007-05-07
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2007 was 66,498,942.

Table of Contents

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck and ClinAdvisor, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$63,761	$48,908

Cost of revenues	17,529	14,297

Gross profit	46,232	34,611

Operating expenses:

Sales and marketing	23,150	20,066
General and administrative	12,185	15,064
Research and development	5,693	4,694
Patients First Program	(1,796)	—

Total operating expenses	39,232	39,824

Profit (loss) from operations	7,000	(5,213)

Interest and other income, net	455	698

Net profit (loss) before provision for income taxes	7,455	(4,515)
Provision for income taxes	(477)	(249)

Net profit (loss)	$6,978	$(4,764)

Net profit (loss) per share:
Basic	$0.11	$(0.08)
Diluted	$0.10	$(0.08)

Shares used in computing net profit (loss) per share:
Basic	65,433	62,518
Diluted	69,331	62,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$56,209	$55,113
Restricted cash	95	93
Marketable securities, short-term	9,384	8,931
Accounts receivable, net of allowance for doubtful accounts of $701 and $844 at March 31, 2007 and December 31, 2006, respectively	38,203	33,635
Inventories, net	3,725	3,090
Prepaid expenses and other current assets	7,624	7,227
Total current assets	115,240	108,089

Property and equipment, net	26,208	26,904
Goodwill	478	478
Intangible assets, net	12,979	13,824
Other assets	2,134	2,263
Total assets	$157,039	$151,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,000	$11,500
Accounts payable	6,761	5,034
Accrued liabilities	31,831	40,307
Deferred revenues	11,226	10,942
Total current liabilities	57,818	67,783
Other long-term liabilities	233	219
Total liabilities	58,051	68,002

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at March 31, 2007 and December 31, 2006	—	—
Common stock: $0.0001 par value; Authorized: 200,000 shares; Issued: 65,894 and 64,899 shares at March 31, 2007 and December 31, 2006, respectively; Outstanding: 65,854 and 64,859 shares at March 31, 2007 and December 31, 2006, respectively	7	6
Additional paid-in capital	417,279	408,921
Accumulated other comprehensive income	98	3
Accumulated deficit	(318,396)	(325,374)
Total stockholders’ equity	98,988	83,556
Total liabilities and stockholders’ equity	$157,039	$151,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net profit (loss)	$6,978	$(4,764)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,552	2,174
Amortization of intangibles	845	95
Stock-based compensation expense	2,522	2,205
Loss on retirement and disposal of fixed assets	29	5
Changes in assets and liabilities:
Accounts receivable	(4,650)	(2,752)
Inventories	(637)	(164)
Prepaid expenses and other current assets	(420)	(1,463)
Accounts payable	1,615	435
Accrued and other long-term liabilities	(8,389)	234
Deferred revenues	292	(1,625)
Net cash provided by (used in) operating activities	737	(5,620)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,762)	(2,145)
Restricted cash	(3)	(3)
Purchases of marketable securities	(5,817)	—
Maturities of marketable securities	5,364	—
Other assets	125	33
Net cash used in investing activities	(2,093)	(2,115)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,032	5,299
Payments on line of credit	(3,500)	—
Employees’ taxes withheld and paid for restricted stock	(195)	—
Net cash provided by financing activities	2,337	5,299

Effect of foreign exchange rate on cash and cash equivalents	115	—

Net increase (decrease) in cash and cash equivalents	1,096	(2,436)
Cash and cash equivalents at beginning of period	55,113	74,219
Cash and cash equivalents at end of period	$56,209	$71,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, its results of operations for the three months ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, and the Company makes no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Foreign currency

The Company follows Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”) for both the translation and remeasurement of balance sheet and income statement items into U.S. dollars.  The Company analyzes the functional currency for each of its international subsidiaries on an annual basis, or more often if necessary, to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Historically, all of Align’s subsidiaries use the U.S. dollar as its functional currency.

During the first quarter of 2007, the Company analyzed the various economic factors of its international subsidiaries in accordance with FAS 52 and determined that there has been a significant change in facts and circumstances to warrant a change in the functional currency for some of its European subsidiaries from U.S. dollars to the local currency. Effective January 1, 2007, the adjustment from translating certain European subsidiaries’ financial statements from the local currency in to U. S. dollars was recorded as a separate component of accumulated other comprehensive income in the shareholders’ equity section of its Condensed Consolidated Balance Sheet.  This foreign currency translation adjustment reflects the translation of its balance sheet at period end exchange rates, and its income statement at an average exchange rate in effect during each period.  For the three months ended March 31, 2007, the Company included a $97,000 in its accumulated other comprehensive income in stockholders’ equity. See Note 12 “Comprehensive Income (Loss)” of the Notes to Condensed Consolidated Financial Statements for additional disclosures.

Align’s other international entities operate in a U.S. dollar functional environment, and therefore, the foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rate except for non monetary assets and capital accounts which are remeasured at historical exchange rates. Revenue and expense are generally remeasured at a monthly exchange rate that approximates the average exchange rate in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net income (loss).

Accounting for Income Taxes

On January 1, 2007, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There was no impact to the Company’s consolidated financial position, results of operations or cash flows for the three month period ended March 31, 2007.

Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported net earnings and financial position.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 159 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 157 on its consolidated financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Note 2.  Patients First Program

On October 13, 2006, the Company entered into a formal agreement with OrthoClear, Inc., OrthoClear Holdings, Inc., and OrthoClear Pakistan Pvt. Ltd. (“OrthoClear”), together with certain individuals associated with OrthoClear (the “OrthoClear Agreement”) to end all pending litigation between the parties.  In addition, OrthoClear agreed, among other things, to stop accepting new patient cases for treatment, consent to the entry of an exclusion order by the ITC prohibiting the importation of OrthoClear aligners into the United States, assign and transfer to Align all intellectual property rights with application to the correction of malocclusion and discontinue all design, manufacture, marketing and sales of removable dental aligners worldwide. In addition, certain OrthoClear principles also signed five year non-compete agreements. The Company evaluated this transaction under the provisions of EITF 98-3 “Determining Whether a Non-Monetary Transaction Involves a Receipt of Productive Assets or of a Business” (“EITF 98-3”) and concluded that this transaction is not a business acquisition and will be accounted for as an asset purchase.

In accordance with the terms of the OrthoClear Agreement, the Company made a $20.0 million one-time cash payment to OrthoClear Holdings, Inc. on October 16, 2006.  The non-compete agreements, received in connection with the OrthoClear Agreement, were valued at $14.0 million and are being amortized over 5 years beginning in the fourth quarter of 2006.  The remaining $6.0 million of the $20.0 million payment was recorded as settlement costs in accordance with EITF 04-01 “Accounting for Pre-existing Contractual Relationships between the Parties to a Purchase Business Combination” (“EITF 04-01”).  The intellectual property transferred to Align was determined not to have any alternative future use and therefore had no fair value.

As part of the OrthoClear Agreement, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, the Company committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  Therefore, Align received no revenue for the program, while incurring significant expense.  In the fourth quarter of 2006, the Company recorded a $8.3 million charge for the anticipated costs of completing the Patients First Program in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”). This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patient First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. Based on the actual case submissions received as of the case submission deadline, the Company reduced its Patients First Program accrual by $1.8 million in the first quarter of 2007 to reflect a reduction in the number of cases and associated costs that the Company would have incurred to fulfill its obligations under the program.  As of March 31, 2007, $2.8 million remained in accrued liabilities for this program. Align currently anticipates that the Patients First Program will be completed by the end of the second quarter of fiscal 2007.

Note 3.  Short-term Investments

The Company has the following short-term investments as of March, 31, 2007 and December 31, 2006 are as follows (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
March 31, 2007
U.S. Government notes and bonds	$7,695	$1	$—	$7,696
Corporate bonds	500	—	—	500
Commercial paper	1,188	—	—	1,188
Total	$9,383	$1	$—	$9,384

December 31, 2006
U.S. Government notes and bonds	$4,880	$2	$—	$4,882
Corporate bonds	2,951	—	—	2,951
Commercial paper	1,098	—	—	1,098
Total	$8,929	$2	$—	$8,931

As of March 31, 2007, all short-term investments have maturity dates less than one year. For the three months ended March 31, 2007 and 2006, no significant gains were realized on the sale of short-term investments.

Note 4.  Balance Sheet Components

Inventories comprise of (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$2,061	$2,021
Work in process	1,231	763
Finished goods	433	306
	$3,725	$3,090

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued payroll and benefits	$12,793	$17,768
Accrued sales rebate	3,078	3,895
Accrued Patients First Program costs	2,814	6,800
Accrued sales and marketing expense	2,668	2,235
Accrued warranty	2,236	2,094
Other	8,242	7,515
	$31,831	$40,307

Note 5.  Goodwill and Intangible Assets

In conjunction with the acquisition of General Orthodontics, LLC (“GO”) in the first quarter of 2005, the Company recorded $0.5 million of goodwill, which represents the difference between the purchase price and the fair value of the acquired net assets and the identified intangible assets. As required by FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company performs its annual impairment test in the fourth quarter of the fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.

The following is a summary of the Company’s purchased intangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

		March 31, 2007			December 31, 2006
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Non-compete agreements	5	$14,000	$1,312	$12,688	$14,000	$612	$13,388
Consultant relationships	3	980	756	224	980	626	354
Patent	5	180	126	54	180	117	63
Other	3	55	42	13	55	36	19
Total		$15,215	$2,236	$12,979	$15,215	$1,391	$13,824

Non-compete agreements represent the fair value of assets received in connection with the OrthoClear Agreement. These intangible assets are being amortized on a straight-line basis over the expected useful life of five years beginning in the fourth quarter of 2006. See Note 2 “Patients First Program” of the Notes to Condensed Consolidated Financial Statements for additional information.

Consultant relationships and other intangible assets represent the fair value of intangible assets acquired as the result of the GO acquisition in 2005. Upon the integration of GO, Align included GO’s consulting services in its clinical education and training programs under the name of Invisalign Consulting Services (“ICS”).  On March 29, 2007, the Company announced the discontinuation of Invisalign Consulting Services effective June 29, 2007.  As a result, the net carrying values of the consultant relationships and other intangible assets related to ICS will be fully amortized over the remaining useful lives through June 29, 2007.

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

The total estimated annual future amortization expense for these intangible assets as of March 31, 2007 is as follows (in thousands):

Fiscal Year
2007	$2,364
2008	2,827
2009	2,800
2010	2,800
2011 and thereafter	2,188
Total	$12,979

Note 6.   Legal Proceedings

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

Note 7.  Credit Facilities

On March 7, 2007, the Company renegotiated and amended its existing credit facility with Comerica Bank. The amendment, among other things, reduced financial covenants to require only a quick ratio covenant. Additionally, the amendment will also increase the available borrowings under the existing revolving line of credit from $20 million to $25 million effective January 1, 2008. The amended credit facility matures on December 31, 2008 at which point all outstanding borrowings under this credit facility must be repaid. During the first quarter of 2007, the Company repaid $3.5 million of its outstanding borrowing on this credit facility.  As of March 31, 2007, the outstanding balance was $8.0 million bearing an interest rate of LIBOR plus two percent or 7.29%. The Company is in compliance with the financial covenant of this credit facility.

Note 8.  Commitments and Contingencies

Operating leases

As of March 31, 2007, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Years Ending December 31,
2007	$2,883
2008	2,654
2009	1,500
2010	467
2011	—
Thereafter	—
Total	$7,504

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

The following table reflects the change in the Company’s warranty accrual during the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$2,094	$1,998
Charged to cost of sales	602	631
Actual warranty expenses	(460)	(788)
Balance at end of period	$2,236	$1,841

Note 9.  Stock-based Compensation

The Company accounts for stock–based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors and employee stock purchases related to the Employee Stock Purchase Plan (“the Purchase Plan”) based on estimated fair values over the requisite service period.

Valuation assumptions

The fair value of stock options granted and the option component of the Purchase Plan shares were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Month Ended March 31,
	2007	2006
Stock Options:

Expected term (in years)	4.7	5.0
Expected volatility	72.4%	77.0%
Risk-free interest rate	4.7%	4.6%
Expected dividend	—	—
Weighted average fair value at grant date	$10.84	$5.47

Employee Stock Purchase Plan:

Expected term (in years)	1.3	1.3
Expected volatility	60.0%	54.9%
Risk-free interest rate	5.1%	4.7%
Expected dividend	—	—
Weighted average fair value at grant date	$6.84	$3.18

Summary of stock-based compensation expense

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 are based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.  The following table summarizes stock-based compensation expense related to all of the Company’s stock-based awards and employee stock purchases under FAS 123R for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(In thousands)	2007	2006
Cost of revenues	$234	$148
Sales and marketing	857	679
General and administrative	1,103	1,088
Research and development	328	290
Total stock-based compensation	$2,522	$2,205

Stock Option Plans

In May 2005, stockholder approval was obtained for the 2005 Incentive Plan (the “2005 Plan”), which replaced the 2001 Stock Incentive Plan (the “2001 Plan”). The 2005 Plan, which expires December 31, 2010, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares.  Employees, non-employee directors and consultants are eligible to receive grants under the 2005 Plan.  The options are granted for periods not exceeding ten years and generally vest over 4 years with 25% vesting one year from the date of grant and 1/48th each month thereafter.  The Plan Administrator may, however, grant options with different vesting schedules at its option. Options are to be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant.

Options

Stock option activities for the three months ended March 31, 2007 under the stock option plans are set forth below (in thousands, except per share data):

	Total Shares			In-the-money Shares
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	9,178	$8.86
Granted	1,013	17.75
Cancelled or expired	(31)	10.65
Exercised	(639)	6.94
Outstanding as of March 31, 2007	9,521	$9.93	7.5	7,252	$7.29	$62,152
Ending vested and expected to vest at March 31, 2007	9,166	$9.88	7.5	7,004	$7.26	$60,213
Exercisable at March 31, 2007	6,286	$9.26	6.7	5,063	$6.71	$45,066

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Align’s closing stock price on the last trading day of first quarter of 2007 of $15.86 and the number of in-the-money options multiplied by the respective exercise price) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of stock options exercised for three months ended March 31, 2007 and 2006 was $6.2 million, and $0.6 million, respectively. As of March 31, 2007, there was $18.5 million of total unamortized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.7 years.  For the three months ended March 31, 2007, total recognized tax benefit from exercised options was approximately $0.1 million.

Restricted Stock Units

The Company grants restricted stock units that generally vest over 4 years with 25% vesting on the one year anniversary of the date of grant and 6.25% vesting quarterly thereafter. The fair value of each award is based on the Company’s closing stock price on the date of grant. As of March 31, 2007, the total fair value of vested restricted stock awards was $0.7 million. A summary of the nonvested shares for the three months ended March 31, 2007 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2006	419	$8.71
Granted	303	17.78
Vested	(83)	8.38
Forfeited	(5)	9.94
Nonvested as of March 31, 2007	634	$13.07	1.8	$1,430

As of March 31, 2007, the total unamortized compensation costs related to restricted stock units was $7.2 million. These costs are expected to be recognized over a weighted average period of 3.4 years.

Employee Stock Purchase Plan

Align’s Employee Stock Purchase Plan (the “Purchase Plan”) consists of overlapping twenty-four month offering periods with four six-month purchase periods in each offering period.  Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the purchase period or the end of the purchase period, whichever price is lower. The Company accounts for the Purchase Plan as a compensatory plan and has valued the shares in accordance with FAS 123R. The fair value of the option component of the Purchase Plan shares was estimated at the date of grant using the Black-Scholes option pricing model.

As of March 31, 2007, there was $0.9 million of total unamortized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

Note 10.  Accounting for Income Taxes

The Company has unrecognized tax benefits of approximately $3.3 million as of January 1, 2007.  Included in our unrecognized tax benefits are $0.4 million of uncertain tax positions that would impact the Company’s effective tax rate if recognized.  The application of FIN 48 would have resulted in a decrease in retained earnings of $2.9 million, except that the decrease was fully offset by the application of a valuation allowance.  In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.  Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.  There was no change to the Company’s unrecognized tax benefits for the three month period ended March 31, 2007.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  All the Company’s tax years will be open to examination by the U.S. federal and most state tax authorities due to the Company’s Net Operating Loss and overall credit carryforward position.  With few exceptions, the Company is no longer subject to examination by foreign tax authorities for years before 2002.

Note 11.  Net Profit (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net profit (loss)	$6,978	$(4,764)

Weighted-average common shares outstanding, basic	65,433	62,518

Effect of potential dilutive common shares	3,898	—
Total shares, diluted	69,331	62,518

Basic net profit (loss) per share	$0.11	$(0.08)
Diluted net profit (loss) per share	$0.10	$(0.08)

For the three months ended March 31, 2007 and 2006, stock options and restricted stock units totaling 2.1 million and 6.9 million were excluded from diluted net loss per share because of their anti-dilutive effect.

Note 12.  Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net profit (loss)	$6,978	$(4,764)

Other comprehensive income:
Foreign currency translation adjustments	97	—
Unrealized loss on available-for-sale securities	(1)	(1)
Comprehensive income (loss)	$7,074	$(4,765)

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

Geographical Information

Revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Domestic	$54,343	$42,165
Europe	8,449	6,058
Other International	969	685
Total revenues	$63,761	$48,908

	As of March 31, 2007	As of December 31, 2006
Long-lived assets:
Domestic	$38,911	$40,744
Europe	803	745
Other International	2,085	1,979
Total long-lived assets	$41,799	$43,468

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the benefits of new products, product features, and software enhancements, including ClinAdvisor, and the expected impact these new products and product enhancements will have on our market share, our expectations regarding product mix and Invisalign Express, our anticipated cost of the Patients First Program, our expectation that we will return to normal product delivery by the end of the second quarter of 2007, our belief in the rate of “recapture” of OrthoClear cases in the future, our expectations regarding our average selling prices and gross margins in 2007, our expectations regarding the anticipated benefit of increased collaboration between orthodontists and general practitioner dentists and the impact this collaboration will have on sales of Invisalign and on our revenue, our expectation that the percentage of revenue generated by general practitioner dentists will represent an increasingly larger percentage of our revenue, our intention to continue the integration of Invisalign into the curriculums of additional universities, our expectations regarding the benefit of increased consumer marketing programs, our expectations regarding increased case shipment volume in 2007, our expectations regarding further expansion into North American and international markets, including Japan, our expectation regarding the anticipated level of our operating expenses in 2007, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in below under the subheading “Risk Factors” and in other documents we file with the Securities and Exchange Commission(“SEC) . We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form  10-Q.

Overview

Align Technology, founded in April 1997, designs, manufactures and markets Invisalign, a proprietary method for treating malocclusion, or the misalignment of teeth. Invisalign corrects malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position. Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with braces. Invisalign is appropriate for treating adults and teens with mature dentition. We received the United States Food and Drug Administration (“FDA”) clearance to market Invisalign in 1998, and we began commercial operations and sales of full Invisalign treatment in July 1999.

Each Invisalign treatment plan is unique to the individual patient. Our full Invisalign treatment consists of as many Aligners as indicated by ClinCheck in order to achieve the doctors’ treatment goals.  Our Invisalign Express is a dual arch orthodontic treatment for cases that meet certain predetermined clinical criteria and consist of up to ten Aligners. Invisalign Express treatment is intended to assist dental professionals to treat a broader range of patients by providing a lower cost option for adult relapse cases, minor crowding and spacing or as a pre-cursor to restorative or cosmetic treatment such as veneers.

We generate the vast majority of our revenues from the sales of the Invisalign system (which includes full Invisalign treatment and Invisalign Express) to orthodontists and GPs in the United States and Canada, our domestic market. Sales of the Invisalign system in our domestic GP channel and our domestic orthodontic channel represented approximately 47% and 34% of our total net revenues during the first quarter of 2007, respectively. Our domestic full Invisalign and Invisalign Express revenues represented 73% and 8% of our total net revenue during the first quarter of 2007, respectively. Our international revenues represented 15% of our total net revenue during the first quarter of 2007.

A number of factors, the most important of which are set forth below, may affect our results during the remainder of 2007 and beyond.

•                  Settlement with OrthoClear.   In the fourth quarter of 2006, we entered into a formal agreement with OrthoClear, Inc., OrthoClear Holdings, Inc., and OrthoClear Pakistan Pvt. Ltd. (“OrthoClear”), together with certain individuals associated with OrthoClear (the “OrthoClear Agreement”) to end all pending litigation between the parties.  In addition, OrthoClear agreed, among other things, to stop accepting new patient cases for treatment, consent to the entry of an exclusion order by the ITC prohibiting the importation of OrthoClear aligners into the United States, assign and transfer to Align all intellectual property rights with application to the correction of malocclusion and to discontinue all design, manufacture, marketing and sales of removable dental aligners worldwide.  Certain OrthoClear principles also signed five year non-compete agreements.  In accordance with the terms of the OrthoClear Agreement, the Company made a $20.0 million one-time cash payment to OrthoClear Holdings, Inc. on October 16, 2006.  The non-compete agreements, received in connection with the OrthoClear Agreement, were valued at $14.0 million and are being amortized over 5 years beginning in the fourth quarter of 2006.  The remaining $6.0 million of the $20.0 million payment was recorded as settlement costs.  The intellectual property transferred to Align was determined not to have any alternative future use and therefore had no fair value. Through the OrthoClear Agreement we achieved our primary objectives in the litigation as well as eliminated the costs and risks of protracted litigation. As a result of the OrthoClear Agreement, we expect our legal expenses will be reduced significantly in fiscal 2007 and our management and technical personnel will be able to refocus their energy and resources on our customers and product development.

•                  “Patients First Program”.  As part of the OrthoClear Agreement, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for these patients and their doctors, we committed to make Invisalign treatment available to OrthoClear patients at no additional charge from Align. Therefore, we receive no revenue for any additional cases we start under this program while incurring significant expenses.  In the fourth quarter of 2006, we recorded an expense of $8.3 million for the anticipated cost of completing this program. This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patient First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. Based on the actual case submissions received as of the case submission deadline, we reduced our Patients First Program accrual by $1.8 million to reflect the reduction in the number of cases and the anticipated costs that would have incurred to fulfill our obligations under this program. As of March 31, 2007, $2.8 million remained in accrued liabilities for this program.

Additionally, this program has generated increased demands on our sales and customer service representatives and on our manufacturing processes, including increased headcount.  In the fourth quarter of 2006, we hired approximately 100 additional dental technicians at our facility in Costa Rica. Training these technicians to use the sophisticated computer modeling program necessary to create ClinCheck treatment forms, takes approximately 90 to 120 days.  Therefore, although we hired these additional technicians in the fourth quarter of 2006, these individuals were not able to provide meaningful contribution to our manufacturing process until the beginning of 2007.  As a result of this manufacturing constraint, although we initially sought to implement the Patients First Program without impacting our existing customers, or new, paid Invisalign cases, the influx of Patients First Program cases, as well as a higher than expected number of paid Invisalign case submissions in the fourth quarter of 2006, caused a delay in product delivery time for some new cases by approximately 10 days.  Difficulties such as these in managing the deployment of this program, could cause us to lose existing customers or cause these customers to decrease the number of cases they start each quarter, face potential customer disputes or limit the number of new customers who purchase our products or services as well as result in lost or delayed revenue which could cause a decline in our revenues, gross margins and net profits and adversely affect our operating results. We currently anticipate that we will be able to complete the Patients First Program by the end of the second quarter of fiscal 2007. We expect that as we complete the Patients First Program cases, the incremental capacity and workforce created as a result of this program will be utilized by the anticipated increase in paid Invisalign cases and we anticipate a return to our normal product delivery times.

•                    Penetration into our Domestic Market.   As specialists, orthodontists are a critical part of our business, and we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications.  However, there exists a significantly greater number of GPs in North America than orthodontists. As the primary provider of dental care, GPs have access to a greater number of patients than orthodontists, and possess a unique opportunity to educate these patients on the benefits of oral care and introduce them to Invisalign. GPs also have the ability to refer appropriate cases to orthodontists and may choose to treat less complex cases themselves. Largely due to the fact that there are significantly more GPs than orthodontists, we expect that an increasingly larger percentage of our revenues will be generated by GPs. In fact, in the first quarter of 2007, our domestic GP channel generated 47% of our total net revenue, while the orthodontic channel represented 34%.  We continue to believe that by focusing on increasing utilization rates among our existing GP customers, the overall market for Invisalign will increase, as patients who would not have otherwise sought orthodontic treatment are introduced to Invisalign by their GPs.

In 2007, we expect to increase the overall marketing spend in the United States with a focus on programs designed to raise the profile of Invisalign and drive more consumers to our most experienced doctors.  We anticipate that this increased consumer awareness of Invisalign will increase the market for our product.  In addition, by educating dental students and orthodontic residents on the benefits of the Invisalign technique, we believe they will be more likely to use this technology in their future practices and offer Invisalign as a treatment option. We have also integrated the Invisalign technique into the curriculums of 38 university programs, including Harvard University, Columbia University, Temple University and the University of Texas at San Antonio. We expect additional dental schools to integrate the Invisalign technique into their curriculums in the future.

Additionally, upon OrthoClear’s exit from the clear aligner business, we monitored whether OrthoClear doctors would now be submitting a comparable number of cases to Align or seek alternative methods of treatment. We believe that we are receiving and will continue to receive a majority of this case volume, or approximately 5,000 cases per quarter. However, we do not intend to continue to track these submissions going forward.

•                  Product Mix.  In the fourth quarter of 2006, we experienced a decline in the number of Invisalign Express cases compared to the third quarter of 2006. This decline continued in the first quarter of 2007 and we expect that Invisalign Express cases as a percentage of our revenues will remain consistent with the first quarter of 2007 for the remainder of 2007.  We believe that this shift in product mix began in the fourth quarter of 2006 after we removed the cancellation fees on full Invisalign cases prior to ClinCheck approval and clarified clinical protocols surrounding what is an appropriate Invisalign Express case.

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

•                  Expansion of International Markets.   We will focus our efforts towards increasing adoption of Invisalign by dental professionals in key international markets, including Europe and Japan.  We continually evaluate cost effective ways to support our customers in smaller markets.   During the first quarter of 2007, we transitioned the sales of our product in part of the Asia-Pacific region to a distributor model. We will consider selling through a distributor in other smaller markets as well as consider expanding directly into additional countries on a case by case basis.   In 2006, our international channel represented approximately 16% of our total net revenue primarily as a result of growth in Europe.  In 2007, we expect to increase our consumer marketing efforts in key European markets.  We expect our international revenue to continue to increase in absolute dollars, and we expect international revenue as a percentage of total net revenue will be comparable in the foreseeable future.

•                  Increasing Reliance on International Manufacturing Operations.   Our manufacturing efficiency has been and will be an important factor in our future profitability. Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, dental technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck and are used to manufacture Aligner molds. In addition, we use International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), a third party based in Juarez, Mexico, for the fabrication and packaging of Aligners. Our success will depend in part on the efforts and abilities of management to effectively manage these international operations, including our relationship with IMS. In addition, we currently are and will become increasingly dependant on IMS’s and our ability to hire and retain employees generally, as well as hire and retain employees with the necessary skills to perform the more technical aspects of our operations. If our management and/or IMS fail in any of these respects, we could experience production delays and lost or delayed revenue. In addition, even if we have case submissions in the manufacturing backlog, if for these or other reasons we do not have sufficient number of trained dental technicians in Costa Rica to create the ClinCheck treatment forms or if IMS is unable to ship our product to our customers on a timely basis, our revenue will be delayed or lost which will cause our operating results to fluctuate. See Part II, Item 1A—Risk Factors for risks related to our international operations.

Results of Operation

Revenues:

Invisalign product revenues by channel and other revenues, which represented training and sales of ancillary products, for the three months ended March 31, 2007 and 2006 are as follows (in millions):

	Three Months Ended March 31,
Net Revenue	2007	2006	Net Change	% Change
Domestic:
Ortho full	$19.4	$14.4	$5.0	34.5%
Ortho Express	2.1	2.9	(0.8)	-26.4%
Total Ortho revenue	21.5	17.3	4.2	24.5%

GP full	27.0	18.0	9.0	50.6%
GP Express	2.8	4.5	(1.7)	-39.6%
Total GP revenue	29.8	22.5	7.3	32.2%

International	9.2	7.0	2.2	31.9%
Total Invisalign revenue	60.5	46.8	13.7	29.3%

Other revenues	3.3	2.1	1.2	53.5%
Total revenues	$63.8	$48.9	$14.9	30.4%

Case volume data which represents Invisalign case shipment by channel, for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
Case Volume	2007	2006	Net Change	% Change
Domestic:
Ortho full	14.2	10.2	4.0	39.5%
Ortho Express	2.8	3.8	(1.0)	-26.0%
Total Ortho volume	17.0	14.0	3.0	21.7%

GP full	18.6	12.3	6.3	51.1%
GP Express	3.8	6.2	(2.4)	-37.6%
Total GP volume	22.4	18.5	3.9	21.6%

International	5.6	4.2	1.4	31.9%
Total Invisalign volume	45.0	36.7	8.3	22.8%

Our total net revenues increased by $14.9 million or 30.4% to $63.8 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Revenues for the domestic orthodontic and GP channels were impacted favorably by overall increases in case volumes and a product mix shift towards full Invisalign. This product mix shift towards full Invisalign in our domestic markets began in the fourth quarter of 2006 after we removed the cancellation fees on full Invisalign cases prior to ClinCheck approval and clarified clinical protocols surrounding what is an appropriate Invisalign Express case. Additionally, our average selling prices also benefited from the change in product mix towards the higher priced full Invisalign cases.

International revenues increased $2.2 million or 31.9% in the three months ended March 31, 2007 compared to the first three months in 2006 primarily due to a significant increase in our international Invisalign case volumes.

Other revenues consist of training and sales of ancillary products, increased $1.2 million, or 53.5% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to a $1.3 million increase in training revenues resulting from an increase in number of doctors trained.

For the second quarter of fiscal year 2007, we expect our total net revenues will increase compared to the first quarter of 2007. We anticipate, however, that a portion of this quarter over quarter growth will be due to the reduction in case backlog and product delivery times in the second quarter of 2007 and not entirely from case volume receipt increases in our domestic and international markets.  Increased backlog and delivery times resulted from the allocation of capacity to the Patients First Program during the fourth quarter of 2006 and the first quarter of 2007.  For fiscal year 2007, we expect our total net revenues will increase compared to 2006 primarily due to the anticipated volume increases in our domestic orthodontic and GP channels, as well as in international markets. We expect our average selling price to be flat to slightly lower compare to 2006 primarily due to increased participation in our volume based discount programs.

Cost of revenues:

	Three months ended March 31,
(In millions)	2007	2006	Change
Cost of revenues	$17.5	$14.3	$3.2
% of Revenues	27.5%	29.2%

Gross profit	$46.2	$34.6	$11.6
% of Revenues	72.5%	70.8%

Cost of revenues includes salaries for staff involved in the production process, costs incurred by IMS, a third party shelter service provider in Juarez, Mexico, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.

Gross margin increased to 72.5% of net revenues in the three months ended March 31, 2007 compared to 70.8% in the three months ended March 31, 2006. The improvement in gross margin was primarily a result of the increase in case volumes resulting in improved overhead absorption combined with improved manufacturing efficiencies.

For the fiscal year 2007, we anticipate that our gross margin will be slightly higher compared to 2006 primarily due to impact of the expected increase in case volume and manufacturing efficiencies, including a full year effect of the relocation of the SLA mold operations to Juarez, Mexico.

Sales and marketing:

	Three months ended March 31,
(In millions)	2007	2006	Change
Sales and marketing	$23.2	$20.1	$3.1
% of Revenues	36.3%	41.0%

Sales and marketing expense includes sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising, dental professional trade show attendance and stock-based compensation expense.

Sales and marketing expense increased $3.1 million in the three months ended March 31, 2007 compared to the first three months ended March 31, 2006 primarily due to a $1.4 million increase in expenses related to media advertising and marketing programs in the US and Europe, a $0.6 million in payroll related expenses due to increase in sales management headcount and $0.3 million increase in commission expense due to increase in sales volume also contributed to the increase in sales and marketing expenses.

For fiscal 2007, we expect sales and marketing expense to be higher than 2006, as we expand our sales force, increase our investment in media programs and provide clinical education.

General and administrative:

	Three months ended March 31,
(In millions)	2007	2006	Change
General and administrative	$12.2	$15.1	$(2.9)
% of Revenues	19.1%	30.8%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense decreased by $2.9 million in the first quarter of 2007 compared to the same period in 2006 primarily due to a $4.5 million reduction in external legal fees as a result of the litigation settlement with OrthoClear in the fourth quarter of 2006. This decrease was partially offset by a $1.1 million increase in payroll related expenses primarily attributable to increase in headcount and a $0.8 million increase related to the amortization of the non-compete agreements we received in connection with the OrthoClear settlement agreement.

For fiscal year 2007, we expect that general and administrative expense will decrease from fiscal 2006 primarily as a result of the significant reduction in legal and other expenses following the settlement agreement we entered into with OrthoClear in the fourth quarter of 2006.

Research and development:

	Three months ended March 31,
(In millions)	2007	2006	Change
Research and development	$5.7	$4.7	$1.0
% of Revenues	8.9%	9.6%

Research and development expense includes the personnel costs associated with software engineering, the cost of designing, developing and testing our products, conducting clinical and post-marketing trials and stock-based compensation expense. We expense our research and development costs as they are incurred.

Research and development expense increased $1.0 million in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to a $1.0 million increase in payroll related expenses as a result of increases in temporary consulting services and employee headcount.

For fiscal 2007, we expect research and development spending to increase from fiscal 2006 as we continue to invest in research and development efforts to bring new products to market, conduct clinical research and focus on product improvement initiatives.

Patients First Program:

	Three months ended March 31,
(In millions)	2007	2006	Change
Patients First Program	$(1.8)	$—	$(1.8)
% of Revenues	-2.8%	—%

As part of the OrthoClear Agreement, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, we committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  We will receive no revenue for the program, and will incur significant expense to complete these cases.  In the fourth quarter of 2006, we recorded an $8.3 million charge for the anticipated costs of completing this program in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”).  This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patient First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. Based on the actual case submissions received as of the case submission deadline, we reduced our Patients First Program accrual by $1.8 million in the first quarter of 2007 to reflect the reduction in the number of cases and the anticipated costs that would have incurred to fulfill our obligations under this program. We currently anticipate that we will be able to complete the Patients First Program by the end of the second quarter of fiscal 2007.

Interest and other, net:

	Three months ended March 31,
(In millions)	2007	2006	Change
Interest income, net	$0.5	$0.7	$(0.2)
Other income (expense), net	—	—	—
Total interest and other, net	$0.5	$0.7	$(0.2)

Interest income (expense), net, includes interest income earned on cash balances, and interest expense on debt.

Interest income, net for the three months ended March 31, 2007 decreased $0.2 million compared to the three months ended March 31, 2006. The decrease was due to additional interest expense related to the outstanding balance on our line of credit during the first quarter of 2007. Whereas, there was no outstanding borrowing against our line of credit during the first quarter of 2006.

Income tax provision:

	Three months ended March 31,
(In millions)	2007	2006	Change
Provision for income taxes	$0.5	$0.2	$0.3

We recorded an income tax provision of $0.5 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, representing effective tax rates of 6.4% and -5.5%, respectively.  Our effective tax rate for the remainder of 2007 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Liquidity and Capital Resources

We fund our operations from the proceeds of the sale of our common stock, from cash generated from sales of our product and occasional borrowing under available credit facilities. As of March 31, 2007 and December 31, 2006 we had the following cash, cash equivalents and short-term investments (in thousands):

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$56,209	$55,113
Restricted cash	95	93
Short-term Investments	9,384	8,931
Total cash, cash equivalents and short-term investments	$65,688	$64,137

Net cash provided by operating activities for the three months ended March 31, 2007 was $0.7 million, resulting primarily from our operating income of $7.0 million adjusted for non-cash items such as depreciation and amortization and stock-based compensation totaling $5.9 million. These increases in cash flows from operating activities were partially offset by a $6.8 million decrease in accounts payable and accrued liabilities, a $4.7 million increase in accounts receivable and a $0.6 million increase in inventory.

Net cash used by operating activities for the three months ended March 31, 2006 was $5.6 million, resulting primarily from operating losses adjusted for non cash items and a $2.8 million increase in accounts receivable as a higher percentage of revenues were shipped during the latter part of the first quarter, a $1.5 million increase in prepaid and other current assets and a $1.6 million reduction in deferred revenue.

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2007, primarily due to a $1.8 million used for the purchase of capital assets and $0.5 million net purchase of short-term marketable securities. We used $2.1 million of our cash in investing activities for the three months ended March 31, 2006 to purchase capital assets.

Net cash provided by financing activities was $2.3 million for the year ended March 31, 2007 and primarily consisted of $6.0 million in proceeds from the issuance of common stock from exercise of employee stock options partially offset by $3.5 million in payment of our line of credit. For the three months ended March 31, 2006, net cash provided by financing activities entirely consisted of proceeds from the issuance of common stock, primarily from exercises of employee stock options.

Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  However, in 2006, we began granting RSUs which, unlike stock options, do not generate cash from exercise. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable payroll withholding taxes which taxes will be paid by us on their behalf. During the first quarter of 2007, we paid $195,000 for executive officers payroll taxes as a result of RSUs vested during the period.

On March 7, 2007, we renegotiated and amended our existing credit facility with Comerica Bank. The amendment, among other things, reduced financial covenants to require only a quick ratio covenant. Additionally, the amendment will also increase the available borrowings under the existing revolving line of credit from $20 million to $25 million effective January 1, 2008. The amended credit facility matures on December 31, 2008 at which point all outstanding borrowings under this credit facility must be repaid. During the first quarter of 2007, we repaid $3.5 million of our outstanding borrowing on this credit facility.  As of March 31, 2007, the outstanding balance was $8.0 million bearing an interest rate of LIBOR plus two percent or 7.29%.  We are in compliance with the financial covenant of this credit facility.

Contractual Obligations

As of March 31, 2007 there were no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2006.

•                            Recognition of revenues;

•                            Stock-based compensation;

•                            Long-lived assets, including finite lived purchased intangible assets;

•                            Patients First Program;

•                            Warranty expense; and

•                            Deferred tax valuation allowance.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2007 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosures

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our

Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

On January 26, 2006, a first office action was issued rejecting all claims of U.S. Patent No. 5,975,893 (the ‘893 patent). We responded to this initial office action. A Final Office Action was issued by the USPTO on June 23, 2006 rejecting the pending claims of Align’s response. On August 23, 2006, we filed an amendment and on February 14, 2007 we filed a supplementary amendment each in response to this Final Office Action, which included claims discussed in an interview with the Examiners. We are awaiting further action by the USPTO.

6,398,548	Yes	No	We filed a preliminary amendment and a supplementary preliminary amendment on July 16, 2006 and February 14, 2007, respectively. We are awaiting an initial office action.

6,309,215	Yes	Yes

On July 27, 2006, after submitting amendments, affidavits, declarations or other documents as evidence of patentability, we received an action entitled “Notice of Intent to Issue Ex Parte Reexamination Certificate” with respect to U.S. Patent No. 6,309,215 (the ‘215 patent). With this Notice, the USPTO has closed prosecution on the merits in reexamination and affirmed the patentability of all of our claims pending in reexamination in the ‘215 patent. While the ‘215 patent entered the reexamination proceedings with 16 claims, 26 additional claims were added in the reexamination by us and the ‘215 patent leaves the proceedings as a valid and enforceable patent with 42 claims. An Exparte Reexamination Certificate was issued on March 20, 2007.

6,705,863	Yes	No	We filed a preliminary amendment and a supplementary preliminary amendment on May 26, 2006 and February 14, 2007, respectively. We are awaiting an initial office action.

6,217,325	Yes	Yes

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

6,318,994	Yes	No	The USPTO has granted the requests for reexamination of the U.S. Patent No. 6,318,994. On February 15, 2007 we filed a preliminary amendment. We are awaiting an initial Office Action.

Inter Parte Requests made by OrthoClear

As part of the OrthoClear Agreement, OrthoClear agreed to take no further action with respect to the Inter Parte Requests.

Patent No.	Request for Reexamination Granted?	Initial Office Actions Received?	Status
6,629,840	Yes	Yes

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

6,685,469	Yes	No	The USPTO has granted the requests for reexamination of U.S. Patent of U.S. Patent No. 6,685,469. We are awaiting an initial Office Action.

The re-examination proceedings on Patent Nos. 6,318,994, 6,398,548, 6,685,469 and 6,705,863 (collectively, the “Remaining Patents”) are currently pending but we have not received an Office Action.  We, however, filed Preliminary

Amendments adding additional claims regarding three of the Remaining Patents. While some of the pending re-examinations are in a preliminary stage, we believe that claims of the patents in re-examination will be determined to be patentable as currently written or as may be amended during the re-examination proceeding. However, there can be no assurance that we will prevail, and re-examination proceedings could result in some or all of the Remaining Patent claims (as well as the ‘893, ‘325 and ‘840 patent claims) having a narrower scope of coverage or even to being invalidated, which could have an adverse effect on us. As noted above, a Reexamination Certificate has been issued regarding the 6,309,215 patent and therefore this patent is no longer in reexamination.

Litigating claims of the types discussed in this Quarterly Report on Form 10-Q, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations.  Any of these results from litigation could adversely affect our results of operations and stock price.  From time to time, we have received, and may again receive, letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe any such rights that have been brought to our attention, there may be other more pertinent proprietary rights of which we are presently unaware.

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

In addition, in an attempt to help minimize treatment disruptions for former OrthoClear patients and their doctors, we committed to make Invisalign treatment available to existing OrthoClear patients at no charge from Align through our “Patients First Program”.  As a result, we will receive no revenue for any additional cases we start under this program while incurring significant expenses as well as increased demands on our sales and customer service representatives and on our manufacturing processes. We currently anticipate that we will be able to complete the Patients First Program by the end of the second quarter of fiscal 2007. Our success will depend in part on our ability to effectively integrate the OrthoClear patients into our infrastructure with minimal impact on our existing and new doctors. In implementing this program, we experienced higher than anticipated demand from the Patients First Program as well as regular new patients.  As a result, many of our customers experienced slight delays in product processing times during the fourth quarter of 2006 and the first quarter of 2007 which we anticipate will continue during the second quarter of 2007.  Although we believe these delays are temporary in nature, these difficulties could cause us to lose existing customers or cause these customers to decrease the number of cases they start each quarter, face potential customer disputes or limit the number of new customers who purchase our products or services. This could cause a decline in our revenues, gross margins and net profits, and could adversely affect our operating results. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”.

While we achieved profitability in the first quarter of fiscal 2007, we experienced a net loss in the third quarter of 2005 as well as each quarter of 2006. If we are to continue to achieve profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow in the first quarter of 2007, we experienced negative cash flow in 2006.  We cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

Our digital dental modeling is processed in our facility located in San Jose, Costa Rica. The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software.  In addition, our Aligner molds and finished Aligners are fabricated by IMS, our third party shelter services provider located in Juarez, Mexico.  Both Costa Rica and Mexico are earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans or manufacture and ship our Aligners could be compromised which could result in our customers experiencing a significant delay in receiving their completed Aligners. In addition, our headquarters facility is located in the San Francisco Bay area.  An earthquake or other natural disaster in this region could result in a disruption in our operations.  Any such business interruption could materially and adversely affect our business, financial condition and results of operations.

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

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, we will need to continually upgrade and enhance our information systems. In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns.  Furthermore, sophisticated hardware and operating system software and applications that we either internally produce or procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, revenue and operating results.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2007, we had 87 issued U.S. patents, 124 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

In addition, in an effort to protect our intellectual property we have in the past been and may in the future be involved in litigation.  For example, we are currently involved in a patent infringement lawsuit with Ormco.  In addition, during 2005 and 2006 we were involved in several lawsuits with OrthoClear, Inc. and other parties related to OrthoClear, including a patent infringement action against OrthoClear filed in the Western District of Wisconsin (Madison).  Although in October 2006, we entered into an agreement with OrthoClear whereby OrthoClear and Align agreed, among other things, to dismiss all pending lawsuits against each other, including the patent infringement action against OrthoClear, the potential effects on our business operations resulting from similar litigation that we may participate in the future, whether or not ultimately determined in our favor or settled by us, are costly and divert the efforts and attention of our management and technical personnel from normal business operations.  Any of these results from our litigation could adversely affect our results of operations and stock price.

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

Our future success may depend on our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In the second half of 2005, we launched Invisalign Express a lower-cost Aligner system to be used for less complex cases.  We recently announced a phased rollout of ClinAdvisor, a new suite of software tools designed to make Invisalign case selection and submission processes more efficient for doctors.  In addition, we plan to introduce a further series of software enhancements that will evolve Invisalign into distinct suites of software tools for the orthodontist and GP. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration (“FDA”), and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and could cause our revenues to decline.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of December 31, 1999 to 1,312 employees as of March 31, 2007. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, growth increases the challenges involved in a number of areas, including recruiting and retaining sufficiently skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage growth could harm our business.

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues depends upon our direct sales force within our domestic and international markets. As of March 31, 2007 our North America sales organization consisted of 128 people of which 106 were direct sales representatives and 22 were sales administration and management. Internationally, we have approximately 30 people engaged in sales and sales support as March 31, 2007. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services of these key personnel may harm our business. If we are unable retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to reestablish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.

Complying with regulations enforced by the FDA and other regulatory authorities is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

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

Historically, the market price for our common stock has been volatile.

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                         OTHER INFORMATION

None.

ITEM 6.                         EXHIBITS

(a)     Exhibits:

Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of Annual Incentive Awards for Named Executive Officers	Form 8-K	01/12/2007	Item 5.02

10.2	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank	Form 10-K	03/12/2007	10.8A

10.3†	Amended and Restated 2005 Incentive Plan	Form 10-K	03/12/2007	10.14

10.4†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	03/12/2007	10.14C

10.5†	Restricted Stock Unit Award Agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	03/12/2007	10.14D

10.6†	Form of amended and restated employment agreement entered into by the registrant and each of Eldon M. Bullington, Roger E. George and Len M. Hedge each dated April 5, 2007	Form 8-K	04/9/2007	10.1, 10.2 and 10.3, respectively

10.7†	Amended and Restated Employment Agreement with Thomas M. Prescott dated April 5, 2007	Form 8-K	04/09/2007	10.4

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†         Management contracts or compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2007	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of Annual Incentive Awards for Named Executive Officers	Form 8-K	01/12/2007	Item 5.02

10.2	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank	Form 10-K	03/12/2007	10.8A

10.3†	Amended and Restated 2005 Incentive Plan	Form 10-K	03/12/2007	10.14

10.4†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	03/12/2007	10.14C

10.5†	Restricted Stock Unit Award Agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	03/12/2007	10.14D

10.6†	Form of amended and restated employment agreement entered into by the registrant and each of Eldon M. Bullington, Roger E. George and Len M. Hedge each dated April 5, 2007	Form 8-K	04/9/2007	10.1, 10.2 and 10.3, respectively

10.7†	Amended and Restated Employment Agreement with Thomas M. Prescott dated April 5, 2007	Form 8-K	04/09/2007	10.4

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†         Management contracts or compensatory arrangements.