Form 10-Q
period 2007-06-30
ALIGN TECHNOLOGY INC
filed 2007-08-03
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒                                 Accelerated filer ☐                                 Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2007 was 67,937,571.

Table of Contents

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck and ClinAdvisor, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$76,603	$53,221	$140,364	$102,129

Cost of revenues	20,247	16,492	37,776	30,789

Gross profit	56,356	36,729	102,588	71,340

Operating expenses:

Sales and marketing	24,353	20,641	47,503	40,707
General and administrative	11,880	15,354	24,065	30,418
Research and development	6,675	4,025	12,368	8,719
Patients First Program	—	—	(1,796)	—

Total operating expenses	42,908	40,020	82,140	79,844

Profit (loss) from operations	13,448	(3,291)	20,448	(8,504)

Interest and other income, net	680	841	1,135	1,539

Profit (loss) before provision for income taxes	14,128	(2,450)	21,583	(6,965)
Provision for income taxes	(510)	(160)	(987)	(409)

Net profit (loss)	$13,618	$(2,610)	$20,596	$(7,374)

Net profit (loss) per share:
Basic	$0.20	$(0.04)	$0.31	$(0.12)
Diluted	$0.19	$(0.04)	$0.29	$(0.12)

Shares used in computing net profit (loss) per share:
Basic	66,696	62,966	66,068	62,743
Diluted	71,207	62,966	70,346	62,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$65,594	$55,113
Restricted cash	95	93
Marketable securities, short-term	13,551	8,931
Accounts receivable, net of allowance for doubtful accounts of $685 and $844 at June 30, 2007 and December 31, 2006, respectively	47,237	33,635
Inventories, net	3,388	3,090
Prepaid expenses and other current assets	8,560	7,227
Total current assets	138,425	108,089

Property and equipment, net	26,675	26,904
Goodwill	478	478
Intangible assets, net	12,033	13,824
Marketable securities, long-term	2,776	—
Other assets	1,968	2,263
Total assets	$182,355	$151,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$11,500
Accounts payable	5,728	5,034
Accrued liabilities	35,949	40,307
Deferred revenues	12,159	10,942
Total current liabilities	53,836	67,783
Other long-term liabilities	189	219
Total liabilities	54,025	68,002

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at June 30, 2007 and December 31, 2006	—	—
Common stock: $0.0001 par value; Authorized: 200,000 shares; Issued: 67,231 and 64,899 shares at June 30, 2007 and December 31, 2006, respectively; Outstanding: 67,199 and 64,859 shares at June 30, 2007 and December 31, 2006, respectively	7	6
Additional paid-in capital	432,935	408,921
Accumulated other comprehensive income	166	3
Accumulated deficit	(304,778)	(325,374)
Total stockholders’ equity	128,330	83,556
Total liabilities and stockholders’ equity	$182,355	$151,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net profit (loss)	$20,596	$(7,374)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,211	4,601
Amortization of intangibles	1,791	191
Stock-based compensation expense	5,387	4,471
Loss (gain) on retirement and disposal of fixed assets	28	(257)
Income tax benefits from exercise of stock options	(409)	—
Changes in assets and liabilities:
Accounts receivable	(13,503)	(3,485)
Inventories	(300)	197
Prepaid expenses and other current assets	(1,301)	(1,505)
Accounts payable	575	2,368
Accrued and other long-term liabilities	(5,550)	(2,092)
Deferred revenues	1,182	(3,497)
Net cash provided by (used in) operating activities	13,707	(6,382)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,426)	(4,768)
Proceeds from sale of property and equipment	—	367
Restricted cash	—	(9)
Purchases of marketable securities	(17,586)	(12,282)
Maturities of marketable securities	10,180	—
Other assets	302	147
Net cash used in investing activities	(10,530)	(16,545)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	18,484	6,194
Payments on line of credit	(11,500)	—
Income tax benefit from exercise of stock options	409	—
Employees’ taxes withheld and paid for restricted stock	(265)	—
Net cash provided by financing activities	7,128	6,194

Effect of foreign exchange rate changes on cash and cash equivalents	176	—

Net increase (decrease) in cash and cash equivalents	10,481	(16,733)
Cash and cash equivalents at beginning of period	55,113	74,219
Cash and cash equivalents at end of period	$65,594	$57,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, including normal recurring adjustments, necessary to present fairly Align’s financial position as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006. The Consolidated Condensed Balance Sheet as of December 31, 2006 is derived from the December 31, 2006 audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported net earnings and financial position.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, and the Company makes no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Align’s Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Foreign Currency

The Company follows Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”) for both the translation and remeasurement of balance sheet and income statement items into U.S. dollars.  The Company analyzes the functional currency for each of its international subsidiaries on an annual basis, or more often if necessary, to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Prior to January 1, 2007, all of Align’s subsidiaries use the U.S. dollar as its functional currency.

During the first quarter of 2007, the Company analyzed the various economic factors of its international subsidiaries in accordance with FAS 52 and determined that there has been a significant change in facts and circumstances to warrant a change in the functional currency for some of its European subsidiaries from U.S. dollars to the local currency. Effective January 1, 2007, the adjustment from translating certain European subsidiaries’ financial statements from the local currency in to U. S. dollars was recorded as a separate component of accumulated other comprehensive income in the shareholders’ equity section of its Condensed Consolidated Balance Sheet.  This foreign currency translation adjustment reflects the translation of its balance sheet at period end exchange rates, and its income statement at an average exchange rate in effect during each period.  As of June 30, 2007, the Company included $173,000 in its accumulated other comprehensive income in stockholders’ equity. See Note 12 “Comprehensive Income (Loss)” of the Notes to Condensed Consolidated Financial Statements for additional disclosures.

Align’s other international entities operate in a U.S. dollar functional environment, and therefore, the foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non monetary assets and liabilities which are remeasured at historical exchange rates. Revenues and expenses are generally remeasured at an average exchange rate in effect during each period. Gains or losses from foreign currency remeasurement are included in consolidated net profit (loss).

Accounting for Income Taxes

On January 1, 2007, the Company adopted the provision of  Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 had no impact on the Company’s consolidated financial position, results of operations or cash flows for the three and six month periods ended June 30, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 159 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 157 on its consolidated financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Note 2.  Patients First Program

On October 13, 2006, the Company entered into a formal agreement with OrthoClear, Inc., OrthoClear Holdings, Inc., and OrthoClear Pakistan Pvt. Ltd. (“OrthoClear”), together with certain individuals associated with OrthoClear (the “OrthoClear Agreement”) to end all pending litigation between the parties.  As part of the OrthoClear Agreement, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, the Company committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  Therefore, Align received no revenue for the program, while incurring significant expense.   In the fourth quarter of 2006, the Company recorded a $8.3 million charge for the anticipated costs of completing the Patients First Program in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”). This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patients First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. In the first quarter of 2007, the Company reduced its Patients First Program accrual by $1.8 million to reflect a reduction of the Company’s initial estimate to the number of cases actually received by the case submission deadline.  During the second quarter of 2007, the Company completed the Patients First Program and shipped virtually all cases that were registered and received. As of June 30, 2007, there were approximately 200 cases remaining to be shipped upon ClinCheck approval by doctors. The accrued Patients First Program balance as of June 30, 2007 was $1.6 million, and principally consists of estimated future warranty and case refinement costs.

Note 3.  Marketable Securities

The Company’s marketable securities as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

June 30, 2007	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Government notes and bonds	$5,627	$—	$(1)	$5,626
Corporate bonds	5,941	—	(2)	5,939
Commercial paper and asset-backed securities	4,763	—	(1)	4,762
Total	$16,331	$—	$(4)	$16,327

Reported as:
Marketable securities, short-term				$13,551
Marketable securities, long-term				2,776
Total				$16,327

December 31, 2006	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Government notes and bonds	$4,880	$2	$—	$4,882
Corporate bonds	2,951	—	—	2,951
Commercial paper	1,098	—	—	1,098
Total	$8,929	$2	$—	$8,931

Reported as:
Marketable securities, short-term				$8,931
Marketable securities, long-term				—
Total				$8,931

For the three and six months ended June 30, 2007 and 2006, no significant gains were realized on the sale of marketable securities.

Note 4.  Balance Sheet Components

Inventories are comprised of (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$2,367	$2,021
Work in process	679	763
Finished goods	342	306
	$3,388	$3,090

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Accrued payroll and benefits	$16,209	$17,768
Accrued sales rebate	4,290	3,895
Accrued Patients First Program costs	1,649	6,800
Accrued sales and marketing expense	2,670	2,235
Accrued warranty	2,214	2,094
Other	8,917	7,515
Total accrued liabilities	$ 35,949	$40,307

Note 5.  Intangible Assets

The following is a summary of the Company’s purchased intangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

		June 30, 2007			December 31, 2006
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Non-compete agreements	5	$14,000	$2,012	$11,988	$14,000	$612	$13,388
Consultant relationships	3	980	980	—	980	626	354
Patent	5	180	135	45	180	117	63
Other	3	55	55	—	55	36	19
Total		$15,215	$3,182	$12,033	$15,215	$1,391	$13,824

Non-compete agreements represent the fair value of intangible assets received in connection with the OrthoClear Agreement. These intangible assets are being amortized on a straight-line basis over the expected useful life of five years beginning in the fourth quarter of 2006.

Consultant relationships and other intangible assets represent the fair value of intangible assets acquired as the result of the acquisition of General Orthodontics, LLC (“GO”) in 2005. Upon the integration of GO, Align included GO’s consulting services in its clinical education and training programs  under the name of Invisalign Consulting Services (“ICS”).  On March 29, 2007, the Company announced the discontinuation of ICS effective June 29, 2007.  During the second quarter of 2007, the net carrying values of the consultant relationships and other intangible assets related to ICS were fully amortized.

The Company performs an impairment test whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. There were no impairments of intangible assets during the periods presented.

The total estimated annual future amortization expense for these intangible assets as of June 30, 2007 is as follows (in thousands):

Fiscal Year
2007	$1,418
2008	2,827
2009	2,800
2010	2,800
2011 and thereafter	2,188
Total	$12,033

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

 There have been two appeals.  After the permanent injunction was entered, Ormco and AOA appealed that injunction and the orders of the District Court on summary judgment on which the injunction was based.  Oral argument took place on April 3, 2006.   Following oral argument, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) issued a ruling declaring two out of a total of seventy-one claims in our US Patent No. 6,398,548 and four out of a total of ten claims in US Patent No. 6,544,611 to be invalid as “obvious.” The CAFC’s decision reverses the California District Court summary judgment order of validity.

The second appeal is from the final judgment. Once final judgment was entered, Ormco filed a Notice of Appeal from the final judgment and the Company filed a notice of cross-appeal.  Ormco has appealed the ruling of the District Court that its patents are not infringed by the Company and that the asserted claims are invalid.  The Company appealed the ruling of the District Court that certain claims of its 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid.  Briefing on this appeal and cross-appeal is complete, and oral argument occurred on February 6, 2007.  The Federal Circuit has not yet issued a ruling.

Class Action

On May 18, 2007, Debra A. Weber filed a consumer class action lawsuit against Align, OrthoClear, Inc. and OrthoClear Holdings, Inc. (d/b/a OrthoClear, Inc.) in Syracuse, New York, U.S. District Court.  The complaint alleges two causes of action against the OrthoClear defendants and one cause of action against Align for breach of contract.  The cause of action against the Company, titled “Breach of Third Party Benefit Contract” references Align’s agreement to make Invisalign  treatment available to OrthoClear patients, alleging that the Company failed “to provide the promised treatment to Plaintiff or any of the class members”.   The Company intends to vigorously defend itself against this lawsuit.

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

Note 7.  Credit Facilities

On March 7, 2007, the Company renegotiated and amended its existing credit facility with Comerica Bank. The amendment, among other things, reduced financial covenants to require only a quick ratio covenant. Effective January 1, 2008, the amendment will also increase the available borrowings under the existing revolving line of credit from $20 million to $25 million. The amended credit facility matures on December 31, 2008 at which point all outstanding borrowings under this credit facility must be repaid. During the first half of 2007, the Company repaid  $11.5 million of its outstanding borrowing on this credit facility.  As of June 30, 2007, there were no outstanding borrowings against this credit facility. The Company is in compliance with the financial covenant of this credit facility.

Note 8.  Commitments and Contingencies

Operating leases

On August 3, 2007, the Company entered into an amendment to the lease agreement of its European Headquarters located in Amsterdam, The Netherlands.  Commencing June 1, 2007, the original lease agreement was amended to expand the Amsterdam facility to approximately 16,000 square feet of office space and will expire June 2012, with an option to renew for an additional five year term.

As of June 30, 2007, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Years Ending December 31,

2007	$1,806
2008	2,597
2009	1,530
2010	955
2011	494
Thereafter	306
Total	$7,688

Product Warranty

The Company warrants its products against material defects until the Invisalign case is completed. The Company accrues for estimated warranty in costs of goods sold upon shipment of products. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. Actual warranty costs could differ from the estimated amounts. The Company regularly reviews the accrued balances and updates these balances based on historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued.

The following table reflects the change in the Company’s warranty accrual during the six months ended June 30, 2007 and 2006, respectively (in thousands):

	Six Months Ended June 30,
	2007	2006
Balance at beginning of period	$2,094	$1,998
Charged to cost of sales	1,090	1,287
Actual warranty expenses	(970)	(1,443)
Balance at end of period	$2,214	$1,842

Note 9.  Stock-based Compensation

Summary of stock-based compensation expense

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

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.  The following table summarizes stock-based compensation expense related to all of the Company’s stock-based awards and employee stock purchases under FAS 123R for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Cost of revenues	$210	$181	$444	$329
Sales and marketing	898	732	1,755	1,411
General and administrative	1,429	1,029	2,532	2,117
Research and development	328	324	656	614
Total stock-based compensation	$2,865	$2,266	$5,387	$4,471

The fair value of stock options granted and the option component of the Purchase Plan shares were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock Options:
Expected term (in years)	4.4	5.0	4.6	5.0
Expected volatility	58.8%	75.0%	71.5%	77.0%
Risk-free interest rate	4.8%	4.9%	4.7%	4.6%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$11.61	$5.28	$10.89	$5.45

Employee Stock Purchase Plan: (1)
Expected term (in years)			1.3	1.3
Expected volatility			59.5%	54.9%
Risk-free interest rate			5.1%	4.7%
Expected dividend			—	—
Weighted average fair value at grant date			$6.84	$3.18

(1)  The Employee Stock Purchase Plan has purchase dates on the last trading days of January and July of each year. There were no Employee Stock Purchase Plan activities during the second quarters of 2007 and 2006.

Stock Incentive Plans

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

Options

Stock option activity for the six months ended June 30, 2007 under the stock incentive plans is set forth below:

	Total Shares			In-the-money Shares
	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	9,178	$8.86
Granted	1,084	18.05
Cancelled or expired	(101)	11.94
Exercised	(1,960)	8.62
Outstanding as of June 30, 2007	8,201	$10.09	7.5	8,201	$10.09	$115,360
Ending vested and expected to vest at June 30, 2007	7,859	$10.04	7.4	7,859	$10.04	$110,956
Exercisable at June 30, 2007	5,165	$9.12	6.6	5,165	$9.12	$77,690

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Align’s closing stock price on the last trading day of  second quarter of 2007 of $24.16 and the number of in-the-money options multiplied by the respective exercise price) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of stock options exercised for three and six months ended June 30, 2007 was $17.9 million and $24.2 million, respectively.  Total intrinsic value of stock options exercised for the three and six months ended June 30, 2006, was $0.2 million and $0.8 million, respectively.  As of June 30, 2007, Align expects to recognize $17.4 million of total unamortized compensation cost related to stock options over a weighted average period of 2.6 years. The Company has recognized tax benefits from exercised options of approximately $0.4 million in the three and six months ended June 30, 2007.  The tax benefits associated with these option exercises reduced income taxes payable with the offset credited to additional paid-in capital.

Restricted Stock Units

The Company grants restricted stock units that generally vest over 4 years with 25% vesting on the one year anniversary of the date of grant and 6.25% vesting quarterly thereafter. The fair value of each award is based on the Company’s closing stock price on the date of grant. During the six months ended June 30, 2007, the total fair value of vested restricted stock unit awards was $0.9 million. A summary of the nonvested shares for the three and six months ended June 30, 2007 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2006	419	$8.71
Granted	325	18.08
Vested and released	(110)	8.41
Forfeited	(14)	10.40
Nonvested as of June 30, 2007	620	$13.63	1.6	$14,977

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Align’s closing stock price on the last trading day of second quarter of 2007 of $24.16 multiplied by the number of nonvested restricted stock units) that would have been received by the award holders had all restricted stock units been vested and released on June 30, 2007. This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of restricted stock awards vested and released for three and six months ended June 30, 2007 was $0.6 million and $2.0 million, respectively.  There were no restricted stock awards vested during the three and six month periods ended June 30, 2006. As of June 30, 2007, the total unamortized compensation cost related to restricted stock units was $7.0 million, which Align expects to recognize over a weighted average period of 3.1 years.

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

As of June 30, 2007, Align expects to recognize $0.6 million of total unamortized compensation cost related to employee stock purchases over a weighted average period of 0.4 years.

Note 10.  Accounting for Income Taxes

The Company has unrecognized tax benefits of approximately $3.3 million as of January 1, 2007. Included in the unrecognized tax benefits are $0.4 million of uncertain tax positions that would impact the Company’s effective tax rate if recognized. The application of FIN 48 would have resulted in a decrease in retained earnings of $2.9 million, except that the decrease was fully offset by the application of a valuation allowance.  In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.   Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.  There was no change to the Company’s unrecognized tax benefits for the three and six month periods ended June 30, 2007.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net profit (loss)	$13,618	$(2,610)	$20,596	$(7,374)

Weighted-average common shares outstanding, basic	66,696	62,966	66,068	62,743

Effect of potential dilutive common shares	4,511	—	4,278	—
Total shares, diluted	71,207	62,966	70,346	62,743

Basic net profit (loss) per share	$0.20	$(0.04)	$0.31	$(0.12)
Diluted net profit (loss) per share	$0.19	$(0.04)	$0.29	$(0.12)

For the three and six months ended June 30, 2007, stock options and restricted stock units totaling 1.0 million and 1.9 million were excluded from diluted net loss per share because of their anti-dilutive effect. For the three and six months ended June 30, 2006, stock options and restricted stock units totaling 6.8 million and  6.6 million, respectively,  were excluded from diluted net loss per share because of their anti-dilutive effect.

Note 12.  Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net profit (loss)	$13,618	$(2,610)	$20,596	$(7,374)
Other comprehensive income:
Foreign currency translation adjustments	75	—	173	—
Unrealized loss on available-for-sale securities	(8)	(12)	(10)	(14)
Comprehensive income (loss)	$13,685	$(2,622)	$20,759	$(7,388)

Note 13.  Segments and Geographical Information

Segment

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.  During all periods presented, the Company operated as a single business segment.

Geographical Information

Revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Domestic	$64,721	$44,691	$119,064	$86,487
Europe	11,329	7,085	19,806	13,156
Other International	553	1,445	1,494	2,486
Total revenues	$76,603	$53,221	$140,364	$102,129

	As of June 30, 2007	As of December 31, 2006
Long-lived assets:
Domestic	$38,416	$40,745
Europe	827	745
Other International	1,911	1,979
Total long-lived assets	$41,154	$43,469

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the benefits of new products, product features, and software enhancements, including ClinAdvisor, and the expected impact these new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and Invisalign Express, our expectations regarding the existence and impact of seasonality, our expectation that our utilization rate will improve over time, our expectations regarding our average selling prices and gross margins in 2007,  our expectations regarding the anticipated benefit of increased collaboration between orthodontists and general practitioner dentists (“GPs”) and the impact this collaboration will have on sales of Invisalign and on our revenue, our expectation that the percentage of revenue generated by general practitioner dentists will represent an increasingly larger percentage of our revenue, our intention to continue the integration of Invisalign into the curriculums of additional universities, our expectations regarding the benefit of increased consumer marketing programs, our expectations regarding increased case shipment volume in 2007, our expectation regarding the anticipated level of our operating expenses in 2007, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors” and in other documents we file with the Securities and Exchange Commission (“SEC”) . We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•                  Driving Utilization Growth.  One of our key  objectives is to continue to increase utilization, or the adoption of and frequency of use, of the Invisalign system (which includes full Invisalign treatment and Invisalign Express) by new and existing customers.  We believe that a key lever for increasing utilization in the future is product performance.  As a result, we are committed to investing in delivering new products, enhancing the user experience and introducing new product features to our existing products.  Specifically, much of our research and development effort is aimed at developing and deploying GP-specific and Ortho-specific product platforms described more fully under “Continued Product Leadership” below.  Although we expect that over the long term our utilization rates will improve, we expect that period over period comparisons of our utilization rates will fluctuate.  Factors that may cause these fluctuations include an increase in the number of newly certified/trained doctors in one period compared to another period and the impact of seasonality, specifically, during summer vacation/holiday periods in the United States and Europe.  For the quarters ended June 30, 2007 and June 30, 2006 our utilization rates are as follows:

	Three Months Ended June 30,
Doctor Utilization Rates*	2007	2006
U.S. Orthodontists	5.3	5.0
U.S. GPs	2.7	2.6
International	3.1	2.9
Total Utilization Rate	3.4	3.2

*Utilization = # of cases shipped / # of doctors cases were shipped to

•              Continued Product Leadership.  As stated above, in an effort to improve the user experience for our customers and increase utilization over time, we are currently in the process of developing and deploying GP-specific and Ortho-specific product platforms to improve the overall user experience for our doctors.  In the second half of 2006, we announced a phased rollout of ClinAdvisor, a new suite of software tools designed to make Invisalign case selection and submission processes more efficient for doctors. ClinAdvisor is designed to help newly certified and less experienced doctors learn how to assess and select appropriate cases given their experience and skill level.  The phased rollout of ClinAdvisor is now complete and it has been launched to our U.S. customers. We expect to integrate ClinAdvisor into our Certification Level 1 training program by the end of the third quarter of 2007. We also expect to extend the product features and functionality of the GP platform and release it to an increasing number of practices.  In addition, we plan to introduce further software enhancements directed at our orthodontists that will provide these doctors with a robust set of tools for greater predictability, wider applicability and more control.  We are also continuing to focus our research and development efforts on a next generation Aligner material as well as a compliance indicator which will help doctors and patients understand if the patients have worn their Aligners for enough time to effectively move their teeth. We expect these efforts to extend at least through 2008. By investing in developing these new products and continually enhancing our existing products, we expect to increase adoption and utilization by our doctors.

•              Expansion of our Customer Base. We generate the vast majority of our revenues from the sales of the Invisalign system to orthodontists and GPs in the United States and Canada, our domestic market.  For the six months ended June 30, 2007 and 2006, our Invisalign revenues as a percentage of total net revenue are as follows:

	Six Months Ended June 30,
Revenues By Channel	2007	2006
Domestic Invisalign:
Ortho revenues	33.1%	34.2%
GP revenues	47.2%	45.7%
Total domestic Invisalign revenues	80.3%	79.9%

International Invisalign revenues	14.8%	14.9%
Other revenues	4.9%	5.2%
Total revenues	100.0%	100.0%

As specialists, orthodontists are a critical part of our business, and we expect that orthodontists will continue to treat the majority of complex cases and continue to drive research for expanding Invisalign applications.  However, there exists a significantly greater number of GPs in North America than orthodontists. As the primary provider of dental care, GPs have access to a greater number of patients than orthodontists, and possess a unique opportunity to educate these patients on the benefits of oral care and introduce them to Invisalign. GPs also have the ability to refer appropriate cases to orthodontists and may choose to treat less complex cases themselves. Largely due to the fact that there are significantly more GPs than orthodontists, we expect that an increasingly larger percentage of our revenues will be generated by GPs. By increasing adoption and utilization rates among our existing GP customers, the overall market for Invisalign will increase, as patients who would not have otherwise sought orthodontic treatment are introduced to Invisalign by their GPs.

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

•                  Seasonal Fluctuations.  Seasonal fluctuations in the number of doctors in their offices and available to take appointments have affected, and are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to start fewer cases. This seasonal trend has caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

•                  Product Mix.   During the first half of 2007, we experienced a decline in the number of Invisalign Express cases compared to the same period of 2006.  We expect that for the remainder of 2007 Invisalign Express cases as a percentage of our revenues will remain consistent with the first six months of 2007.  We believe that this shift in product mix began in the fourth quarter of 2006 after we removed the cancellation fees on full Invisalign cases prior to ClinCheck approval and clarified clinical protocols surrounding what is an appropriate Invisalign Express case. For the six months ended June 30, 2007 and 2006, our Invisalign revenues as a percentage of total net revenue are as follows:

	Six Months Ended June 30,
Revenues By Product	2007	2006
Domestic Invisalign:
Full revenues	72.5%	65.1%
Express revenues	7.8%	14.8%
Total domestic Invisalign revenues	80.3%	79.9%

International Invisalign revenues	14.8%	14.9%
Other revenues	4.9%	5.2%
Total revenues	100.0%	100.0%

•                        Increase Demand at the Consumer Level.  In 2007, we expect to increase the overall marketing spend in the United States with a focus on programs designed to raise the profile of Invisalign and drive more consumers to our most experienced doctors.  We anticipate that this increased consumer awareness of Invisalign will increase the market for our product.

•                  Growth of International Markets.   We will focus our efforts towards increasing adoption of Invisalign by dental professionals in our key international markets, Europe and Japan.  We continually evaluate cost effective ways to support our customers in smaller and less strategic markets. During the first quarter of 2007, we transitioned the sales of our product in part of the Asia-Pacific region to a distributor model. We will consider selling through distributors in other smaller or less strategic markets as well as consider expanding directly into additional countries on a case by case basis.   In the first six months of 2007, our international channel represented approximately 15% of our total net revenue primarily as a result of growth in Europe.  In 2007, we increased our consumer marketing efforts in key European markets.  We expect our international revenue to continue to increase in absolute dollars, and we expect international revenue as a percentage of total net revenue will be comparable in the foreseeable future.

•                  Reliance on International Manufacturing Operations.   Our manufacturing efficiency has been and will be an important factor in our future profitability. Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, dental technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck and are used to manufacture Aligner molds. In addition, we use International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), a third party based in Juarez, Mexico, for the fabrication and packaging of Aligners. Our success will depend in part on the efforts and abilities of management to effectively manage these international operations, including our relationship with IMS. In addition, we currently are and will continue to be dependant on IMS’s and our ability to hire and retain employees generally, as well as hire and retain employees with the necessary skills to perform the more technical aspects of our operations. If our management and/or IMS fail in any of these respects, we could experience production delays and lost or delayed revenue. In addition, even if we have case submissions in the manufacturing backlog, if for these or other reasons we do not have sufficient number of trained dental technicians in Costa Rica to create the ClinCheck treatment forms or if IMS is unable to ship our product to our customers on a timely basis, our revenue will be delayed or lost which will cause our operating results to fluctuate. See Part II, Item 1A—Risk Factors for risks related to our international operations.

•                  “Patients First Program”.    In the fourth quarter of 2006, we entered into a formal agreement with OrthoClear, Inc., OrthoClear Holdings, Inc., and OrthoClear Pakistan Pvt. Ltd. (“OrthoClear”), together with certain individuals associated with OrthoClear (the “OrthoClear Agreement”) to end all pending litigation between the parties.  As part of the OrthoClear Agreement, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for these patients and their doctors, we committed to make Invisalign treatment available to OrthoClear patients at no additional charge from Align. Therefore, we received no revenue for any additional cases we started under this program while incurring significant expenses.  In the fourth quarter of 2006, we recorded an expense of $8.3 million for the anticipated cost of completing this program. This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patients First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. In the first quarter of 2007, we reduced our Patients First Program accrual by $1.8 million to reflect a reduction of our initial estimate to the number of cases actually received by the case submission deadline.

Additionally, this program generated increased demands on our sales and customer service representatives and on our manufacturing processes, including increased headcount.  In the fourth quarter of 2006, we hired approximately 100 additional dental technicians at our facility in Costa Rica. Training these technicians to use the sophisticated computer modeling program necessary to create ClinCheck treatment forms, takes approximately 90 to 120 days.  Therefore, although we hired these additional technicians in the fourth quarter of 2006, these individuals were not able to provide meaningful contribution to our manufacturing process until the beginning of 2007.  As a result of this manufacturing constraint, although we initially sought to implement the Patients First Program without impacting our existing customers, or new, paid Invisalign cases, the influx of Patients First Program cases, as well as a higher than expected number of paid Invisalign case submissions in the fourth quarter of 2006, caused a delay in product delivery time for some new cases by approximately 10 days and consequently created a backlog of cases in the fourth quarter of 2006 and the first quarter of 2007.  As we returned to normal cycle times by the end of the second quarter of 2007, second quarter revenues benefited from a conversion of this backlog and not solely from organic growth. During the second quarter of 2007, the Patients First Program was completed and we shipped virtually all of the cases that were registered and received. As of June 30, 2007, there were approximately 200 cases to be shipped upon ClinCheck approval by doctors.

Results of Operation

Revenues:

Invisalign product revenues by channel and other revenues, which represented training and sales of ancillary products, for the three and six months ended June 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2007	2006	Net Change	% Change	2007	2006	Net Change	% Change
Domestic Invisalign:
Ortho full	$22.4	$14.9	$7.5	50.8%	$41.8	$29.3	$12.5	42.8%
Ortho Express	2.5	2.8	(0.3)	-11.1%	4.6	5.7	(1.1)	-18.8%
Total Ortho revenues	24.9	17.7	7.2	40.9%	46.4	35.0	11.4	32.8%

GP full	32.9	19.2	13.7	71.2%	59.9	37.1	22.8	61.2%
GP Express	3.5	4.9	(1.4)	-28.4%	6.3	9.5	(3.2)	-33.8%
Total GP revenues	36.4	24.1	12.3	50.9%	66.2	46.6	19.6	41.9%

International Invisalign	11.6	8.3	3.3	40.1%	20.8	15.3	5.5	36.3%
Total Invisalign revenues	72.9	50.1	22.8	45.6%	133.4	96.9	36.5	37.7%

Other revenues	3.7	3.1	0.6	17.5%	7.0	5.2	1.8	32.2%
Total revenues	$76.6	$53.2	$23.4	43.9%	$140.4	$102.1	$38.3	37.4%

Case volume data which represents Invisalign case shipment by channel, for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Case Volume	2007	2006	Net Change	% Change	2007	2006	Net Change	% Change
Domestic Invisalign:
Ortho full	16.8	10.4	6.4	61.3%	31.0	20.6	10.4	50.5%
Ortho Express	3.4	3.7	(0.3)	-9.7%	6.2	7.5	(1.3)	-17.9%
Total Ortho volume	20.2	14.1	6.1	42.6%	37.2	28.1	9.1	32.2%

GP full	22.8	13.0	9.8	74.9%	41.3	25.3	16.0	63.3%
GP Express	4.9	6.5	(1.6)	-24.4%	8.8	12.7	(3.9)	-30.8%
Total GP volume	27.7	19.5	8.2	41.8%	50.1	38.0	12.1	32.0%

International Invisalign	7.1	5.0	2.1	42.7%	12.7	9.2	3.5	37.8%
Total Invisalign volume	55.0	38.6	16.4	42.2%	100.0	75.3	24.7	32.8%

Our total net revenues increased for the three and six months ended June 30, 2007 compared to the same periods in  2006 as result of an overall increase in case volume and a favorable product mix shift towards full Invisalign. This product mix shift towards full Invisalign in our domestic market began in the fourth quarter of 2006 after we removed the cancellation fees on full Invisalign cases prior to ClinCheck approval and clarified clinical protocols surrounding what is an appropriate Invisalign Express case.  The revenue increases in domestic orthodontic and international channels during the three and six months periods ended June 30, 2007 were partially offset by a slight decrease in average selling price related to the higher participation in our volume based discount programs. Our second quarter case shipments included approximately 4,000 incremental cases as we reduced the backlog created by the allocation of capacity to the Patients First Program during the fourth quarter of 2006 and the first quarter of 2007.

Other revenues, consisting of training and sales of ancillary products, increased during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 as a result of increased training revenues reflecting  an increase in number of doctors trained.

For the third quarter of 2007, we expect our total net revenues will be lower compared to the second quarter of 2007 attributable to a lower anticipated average selling price, a decrease in training revenues and a slight decrease in case volumes. For fiscal year 2007, we expect our total net revenues will increase compared to 2006 primarily due to the anticipated volume increases in our domestic orthodontic and GP channels, as well as in our international markets. We expect our average selling price in 2007 will be comparable to 2006.

Cost of revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Cost of revenues	$20.2	$16.5	$3.7	$37.8	$30.8	$7.0
% of Revenues	26.4%	31.0%		26.9%	30.1%

Gross profit	$56.4	$36.7	$19.7	$102.6	$71.3	$31.3
% of Revenues	73.6%	69.0%		73.1%	69.9%

Cost of revenues includes salaries for staff involved in the production process, costs incurred by IMS, a third party  shelter service provider in Juarez, Mexico, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.

Gross margin improved during the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily as a result of increased case volumes combined with improved operating efficiencies.

For the fiscal year 2007, we anticipate that our gross margin will be slightly higher compared to 2006 primarily due to the impacts of the expected increase in case volume and operating efficiencies, including a full year effect of the relocation of our SLA mold operations to Juarez, Mexico completed in the first quarter of 2006.

Sales and marketing:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Sales and marketing	$24.4	$20.6	$3.8	$47.5	$40.7	$6.8

% of Revenues	31.8%	38.8%		33.8%	39.9%

Sales and marketing expense includes sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising, dental professional trade show attendance and stock-based compensation expense.

Our sales and marketing expense increased during the three and six months ended June 30, 2007 compared to the same periods in 2006 as a result of  increased media advertising and product research related expenses of $1.3 million and $2.7 million, respectively.  In addition, payroll related expenses increased $1.4 million and $2.2 million for the three and six months ended June 30, 2007, respectively, as a result of higher commissions and incentive compensation, driven by increased sales volume, as well as additional headcount.  Additionally, in each of the three and six months ended June 30, 2007, a $1.0 million increase was attributable to the timing of our 2007 annual GP training event held in the second quarter in 2007 as opposed to the third quarter of 2006.

For fiscal year 2007, we expect sales and marketing expense to be higher than 2006, as we expand our sales force, increase our investment in media programs and provide clinical education.

General and administrative:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
General and administrative	$11.9	$15.4	$(3.5)	$24.1	$30.4	$(6.3)

% of Revenues	15.6%	28.8%		17.1%	29.8%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense decreased during the three and six months ended June 30, 2007 compared to same periods in 2006 reflecting a $4.9 million and a $9.4 million decline, respectively, in external legal fees following the settlement of the OrthoClear litigation. In the second quarter of 2007, we received a $1.6 million credit for an insurance reimbursement of legal costs also associated with the OrthoClear litigation. These decreases were partially offset by higher payroll related expenses of $2.0 million and $3.2 million, respectively, for the three and six months ended June 30, 2007 as a result of increased headcount and incentive compensation. Additionally, amortization expense increased $0.8 million and $1.6 million, respectively, in the three and six month periods of 2007 compared to the same periods in 2006 related to the amortization of the non-compete agreements we received in connection with the OrthoClear settlement during the fourth quarter of 2006.

For fiscal year 2007, we expect that general and administrative expense will decrease from 2006 primarily as a result of the significant reduction in legal and other expenses following the litigation settlement with OrthoClear in the fourth quarter of 2006.

Research and development:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Research and development	$6.7	$4.0	$2.7	$12.4	$8.7	$3.7

% of Revenues	8.7%	7.6%		8.8%	8.5%

Research and development expense includes the personnel costs associated with software engineering, the cost of designing, developing and testing our products, conducting clinical and post-marketing trials and stock-based compensation expense. We expense our research and development costs as they are incurred.

Research and development expense increased during the three and six months ended June 30, 2007 compared to the same periods of 2006 predominantly from increases in  payroll related expenses of $1.2 million and $2.3 million, respectively, resulting from additional headcount and higher incentive compensation. Additionally, outside service costs increased by $1.1 million and $0.9 million, respectively, for the three and six months ended June 30, 2007.

For fiscal year 2007, we expect research and development spending to increase from fiscal 2006 as we continue to invest in research and development efforts to bring new products to market, conduct clinical research and focus on product improvement initiatives.

Patients First Program:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Patients First Program	$—	$—	$—	$(1.8)	$—	$(1.8)

% of Revenues	—%	—%		-1.3%	—%

As part of the OrthoClear Agreement in October 2006, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, we committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  We received no revenue for the program, and incurred significant expense to complete these cases.   In the fourth quarter of 2006, we recorded an $8.3 million charge for the anticipated costs of completing this program in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”).   This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patients First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. In the first quarter of 2007, we reduced our Patients First Program accrual by $1.8 million to reflect a reduction of our initial estimate to the number of cases actually received by the case submission deadline.

During the second quarter of 2007, we completed the Patients First Program and shipped virtually all cases that were registered and received. As of June 30, 2007, there were approximately 200 cases to be shipped upon ClinCheck approval by doctors.

Interest and other, net:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Interest income	$0.9	$0.8	$0.1	$1.6	$1.5	$0.1
Interest expense	(0.1)	—	(0.1)	(0.3)	—	$(0.3)
Other income (expense), net	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Total interest and other, net	$0.7	$0.8	$(0.1)	$1.1	$1.5	$(0.4)

Interest and other, net, includes interest income earned on cash balances, and interest expense on debt, foreign translation gains and losses and other miscellaneous charges.

Interest income for the three and six months ended June 30, 2007 increased compared to the three and six months ended June 30, 2006 due to higher average cash, cash equivalents and marketable securities balances in 2007. The increase in interest expense in the three and six months periods ended June 30, 2007 was attributable to interest expense related to the outstanding balance on our line of credit during the first half of 2007, whereas there were no outstanding borrowings against our line of credit during the first six months of 2006.

Other income (expense) decreased in the three and six month periods ended June 30, 2007 compared to the same periods in 2006 reflecting the decrease in foreign currency translation gains. In January 2007, we began to record the adjustments from translating certain European subsidiaries’ financial statements from the local currency into U. S. dollars as a separate component of shareholders’ equity on our Condensed Consolidated Balance Sheet.

Income tax provision:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2007	2006	Change	2007	2006	Change
Provision for income taxes	$0.5	$0.2	$0.3	$1.0	$0.4	$0.6

We recorded an income tax provision of $0.5 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, representing effective tax rates of 3.6% and -6.5%, respectively. We recorded an income tax provision of $1.0 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively, representing effective tax rates of 4.6% and -5.9%, respectively.  Our effective tax rate for the remainder of 2007 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Liquidity and Capital Resources

We fund our operations from cash generated from sales of our product, the proceeds of the sale of our common stock and an occasional borrowing under available credit facilities. As of June 30, 2007 and December 31, 2006 we had the following cash, cash equivalents and marketable securities (in thousands):

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$65,594	$55,113
Restricted cash	95	93
Marketable securities, short-term	13,551	8,931
Marketable securities, long-term	2,776	—
Total cash, cash equivalents and marketable securities	$82,016	$64,137

Net cash provided by operating activities for the six months ended June 30, 2007 resulted primarily from our operating income of $20.6 million adjusted for non-cash items such as depreciation, amortization and stock-based compensation totaling $12.0 million. These increases in cash flows from operating activities were partially offset by a $13.5 million increase in accounts receivable and a $5.5 million reduction in accrued liabilities. Net cash used in operating activities for the six months ended June 30, 2006 resulted primarily from an operating loss of $7.4 million offset by non cash items totaling $9.0 million. These increases in cash flow from operating activities were offset by a $3.5 million increase in accounts receivable, a $1.5 million increase in prepaid and other current assets and a $3.5 million reduction in deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2007, largely consisted of $7.4 million of net purchases of marketable securities and $3.4 million used for the purchase of capital assets. Net cash used in investing activities for the six months ended June 30, 2006, principally consisted of $12.1 million of net purchases of marketable securities and $4.8 million used for the purchase of capital assets.

Net cash provided by financing activities for the six months ended June 30, 2007 consisted of $18.5 million in proceeds from the issuance of common stock, primarily from exercises of employee stock options. This increase was partially offset by the repayment of $11.5 million against the outstanding balance on our line of credit. For the six months ended June 30, 2006, net cash provided by financing activities consisted entirely of proceeds from the issuance of common stock, primarily from exercises of employee stock options.

Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  However, in 2006, we began granting RSUs which, unlike stock options, do not generate cash from exercise. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable payroll withholding taxes which taxes will be paid by us on their behalf. During the first six months of 2007, we paid $265,000 for executive officers payroll taxes as a result of RSUs vested during the period.

On March 7, 2007, we renegotiated and amended our existing credit facility with Comerica Bank. The amendment, among other things, reduced financial covenants to require only a quick ratio covenant. Effective January 1, 2008, the amendment will also increase the available borrowings under the existing revolving line of credit from $20 million to $25 million. The amended credit facility matures on December 31, 2008 at which point all outstanding borrowings under this credit facility must be repaid. During the first six months of 2007, we repaid $11.5 million of our outstanding borrowing on this credit facility.  As of June 30, 2007, we have no outstanding borrowings under this credit facility.  We are in compliance with the financial covenant of this credit facility.

Contractual Obligations

As of June 30, 2007 there were no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, accounts receivable, legal contingencies and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

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

•                            Patients First Program;

•                            Warranty expense; and

•                            Deferred tax valuation allowance.

There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2007 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

 There have been two appeals.  After the Permanent Injunction was entered, Ormco and AOA appealed that injunction and the orders of the District Court on summary judgment on which the injunction was based.  Oral argument took place on April 3, 2006.   Following oral argument, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) issued a ruling declaring two out of a total of seventy-one claims in our US Patent No. 6,398,548 and four out of a total of ten claims in US Patent No. 6,544,611 to be invalid as “obvious.” The CAFC’s decision reverses the California District Court summary judgment order of validity.

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

The second appeal is from the final judgment.  Once final judgment was entered, Ormco filed a Notice of Appeal from the final judgment and we filed a notice of cross-appeal.  Ormco has appealed the ruling of the District Court that its patents are not infringed by us and that the asserted claims are invalid.  We appealed the ruling of the District Court that certain claims of our 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid.  Briefing on this appeal and cross-appeal is complete, and oral argument occurred on February 6, 2007. The Federal Circuit has not yet issued a ruling.

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

On January 26, 2006, a first office action was issued rejecting all claims of U.S. Patent No. 5,975,893 (the ‘893 patent). We responded to this initial office action. A Final Office Action was issued by the USPTO on June 23, 2006 rejecting the pending claims of Align’s response. On August 23, 2006, we filed an amendment and on February 14, 2007 we filed a supplementary amendment each in response to this Final Office Action, which included claims discussed in an interview with the Examiners. On June 27, 2007, we field a supplemental amendment per examiner’s recommendations which corrected certain informalities noted by the examiners in a May 22, 2007 interview. We are awaiting further action by the USPTO.

6,398,548	Yes	No

We filed a preliminary amendment and a supplementary preliminary amendment on July 16, 2006 and February 14, 2007, respectively. On June 28, 2007, we filed a supplemental amendment per examiner’s recommendations based on a May 22, 2007 interview. We are awaiting an initial office action.

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

We filed a preliminary amendment and a supplementary preliminary amendment on May 26, 2006 and February 14, 2007, respectively. On June 28, 2007, we filed a supplemental amendment per examiner’s recommendations based on a May 22, 2007 interview. We are awaiting an initial office action.

6,217,325	Yes	Yes

On July 25, 2006, we received an Office Action in U.S. Patent No. 6,217,325 (the ‘325 patent) confirming the patentability of 32 claims. While the ‘325 patent entered the reexamination proceedings with 26 claims, 15 additional claims were added by us in the reexamination. On September 25, 2006, we filed an amendment in response to the final Office Action with respect to the claims that were not allowed. On June 27, 2007, we filed a supplemental amendment per examiner’s recommendations based on a May 22, 2007 interview. We are awaiting further action by the USPTO.

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

The USPTO has granted the requests for reexamination of the U.S. Patent No. 6,318,994. On February 15, 2007 we filed a preliminary amendment. We had an interview on this case on May 22, 2007. We are awaiting an initial Office Action.

Inter Parte Requests made by OrthoClear

As part of the OrthoClear Agreement, OrthoClear agreed to take no further action with respect to the Inter Parte Requests.

Patent No.	Request for Reexamination Granted?	Initial Office Actions Received?	Status
6,629,840	Yes	Yes

In this initial Office Action dated June 13, 2006, the examiners confirmed the validity of eight of the eleven claims of U.S. Patent No. 6,629,840 (the ‘840 patent) without amendment and preliminarily rejected the remaining claims of the patents. The non-final initial Office Action presented us with the first opportunity to respond to the USPTO’s review and interpretation of the prior art. On September 13, 2006, we submitted a response to the initial Office Action. A petition seeking a waiver was filed on February 15, 2007 and was granted on April 17, 2007, granting a single interview. The interview was held on May 22, 2007. We are awaiting further action by the USPTO.

6,685,469	Yes	No	The USPTO has granted the requests for reexamination of U.S. Patent of U.S. Patent No. 6,685,469. We received on May 14, 2007 an initial Office Action.

The re-examination proceedings on Patent Nos. 6,318,994, 6,398,548 and 6,705,863 (collectively, the “Remaining Patents”) are currently pending but we have not received an Office Action.  We, however, filed Preliminary Amendments adding additional claims regarding the Remaining Patents. While some of the pending re-examinations are in a preliminary stage, we believe that claims of the patents in re-examination will be determined to be patentable as currently written or as may be amended during the re-examination proceeding. However, there can be no assurance that we will prevail, and re-examination proceedings could result in some or all of the Remaining Patent claims (as well as the ‘893,  ‘325, 469 and ‘840 patent claims) having a narrower scope of coverage or even to being invalidated, which could have an adverse effect on us. As noted above, a Reexamination Certificate has been issued regarding the 6,309,215 patent and therefore this patent is no longer in reexamination.

Class Action

On May 18, 2007, Debra A. Weber filed a consumer class action lawsuit against Align, OrthoClear, Inc. and OrthoClear Holdings, Inc. (d/b/a OrthoClear, Inc.) in Syracuse, New York, U.S. District Court.  The complaint alleges two causes of action against the OrthoClear defendants and one cause of action against Align for breach of contract.  The cause of action against us, titled “Breach of Third Party Benefit Contract” references our agreement to make Invisalign  treatment available to OrthoClear patients, alleging that we failed “to provide the promised treatment to Plaintiff or any of the class members”.  We intend to vigorously defend ourselves against this lawsuit.

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

While we achieved profitability in the first six months of fiscal 2007, we experienced a net loss in the third quarter of 2005 as well as each quarter of 2006. If we are to continue to achieve profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow in the first six months of 2007, we experienced negative cash flow in 2006.  We cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Our financial results have fluctuated in the past and may fluctuate in the future which may cause volatility in our stock price.

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing our commercial sales. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

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

Our success depends upon increasing acceptance and frequency of use of the Invisalign system by dental professionals (what we referred to as utilization). Invisalign requires orthodontists, GPs and their staff to undergo special training and learn to interact with patients in new ways. In addition, because Invisalign has only been in clinical testing since July 1997 and commercially available only since July 1999, orthodontists and GPs may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption and cumulative use by orthodontists and GPs will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products, our ability to provide effective sales support, training and service and the availability of competing products, technologies and alternative treatments. In addition, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and, consequently, reduced acceptance by dental professionals. Also increased competition from direct competitors could cause us to lose market share and reduce dental professionals’ efforts and commitment to expand their Invisalign practice. If adoption and utilization does not increase as we anticipate, our revenues may fail to grow as expected and our operating results may be harmed.

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

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck and are used to manufacture Aligner molds. In the first quarter of 2006, we completed the process of relocating our SLA mold fabrication operations from our Santa Clara, California facility to our third party shelter services provider, IMS, located in Juarez, Mexico. IMS also fabricates the Aligners and ships the completed products to our customers.  In addition to the research and development efforts conducted in our Santa Clara, California facility, we also carry out research and development at locations in Costa Rica and Moscow, Russia. Our increasing reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

Training technicians to use our sophisticated computer modeling program that produces the electronic treatment forms that form the basis of ClinCheck takes approximately 90 to 120 days.  As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to timely create ClinCheck treatment forms within the timeframe our customers expect.  Any delay in ClinCheck processing time could delay the ultimate delivery of finished Aligners to our customers.  Such a delay could cause us to lose existing customers or fail to attract new customers.  This could cause a decline in our revenue and net profits and could adversely affect our results of operations.

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

We are currently focused on adding additional functionality into our business enterprise systems and intend to continue this effort for the foreseeable future, which will more efficiently integrate these systems with our other system applications, such as customer facing and manufacturing tools. System upgrades and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results. Furthermore, we continuously upgrade our customer facing software applications, specifically ClinCheck and VIP. Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released. The discovery of a defect or error in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenue or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect upon our business, financial condition or results of operations.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.  Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2007, we had 89 issued U.S. patents, 136 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

Our future success may depend on our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In the second half of 2005, we launched Invisalign Express a lower-cost Aligner system to be used for less complex cases.  We recently completed the launch of ClinAdvisor, a new suite of software tools designed to make

Invisalign case selection and submission processes more efficient for doctors.  In addition, we plan to introduce a further series of software enhancements that will evolve Invisalign into distinct suites of software tools for the orthodontist and GP. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration (“FDA”), and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and could cause our revenues to decline.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of December 31, 1999 to 1,291employees as of June 30, 2007. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, growth increases the challenges involved in a number of areas, including recruiting and retaining sufficiently skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage growth could harm our business.

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues depends upon our direct sales force within our domestic and international markets. As of June 30, 2007 our North America sales organization consisted of 128 people of which 106 were direct sales representatives and 22 were sales administration and regional sales management. Internationally, we have approximately 30 people engaged in sales and sales support as of June 30, 2007. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services of these key personnel may harm our business. If we are unable retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to reestablish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.

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

 On May 23, 2007, we held our Annual Meeting of Stockholders (the “Annual Meeting”).

At the Annual Meeting, our stockholders elected the following individuals to the Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly qualified and elected:

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
H. Kent Bowen	62,058,498	179,406
David E. Collins	62,079,020	158,884
Joseph Lacob	62,058,798	179,106
C. Raymond Larkin, Jr.	62,056,998	180,906
George J. Morrow	62,078,020	159,884
Thomas M. Prescott	62,079,320	158,684
Greg J. Santora	62,045,320	192,584
Warren S. Thaler	62,005,977	231,927

At the Annual Meeting, our stockholders voted on the following proposals:

1.    To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
62,065,484	70,276	102,144	0

ITEM 5.                         OTHER INFORMATION

On August 3, 2007, Align Technology B.V., a wholly owned subsidiary of Align, entered into an amendment to the lease agreement dated July 1, 2004 with TT Amsterdam Project Company Ltd. (formerly Stcihting Philips Pensionenfonds).  Commencing June 1, 2007, this amendment, among other things, provides that the lease term will expire June 1, 2012, with an option to renew for an additional five year term.  A copy of the amendment is attached to this Form 10-Q as Exhibit 10.4.

ITEM 6.        EXHIBITS

(a)              Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1†	Form of amended and restated employment agreement entered into by the registrant and each of Eldon M. Bullington, Roger E. George and Len M. Hedge each dated April 5, 2007	Form 8-K	04/9/2007	10.1, 10.2 and 10.3, respectively

10.2†	Amended and Restated Employment Agreement with Thomas M. Prescott dated April 5, 2007	Form 8-K	04/09/2007	10.4

10.3†	Separation & General Release Agreement with Michael Henry dated July 23, 2007				*

10.4	Amendment to Lease Agreement between Align Technology B.V. and TT Amsterdam Project Company (formerly Stichting Philips Pensionenfonds)				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†Management contracts or compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2007	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1†	Form of amended and restated employment agreement entered into by the registrant and each of Eldon M. Bullington, Roger E. George and Len M. Hedge each dated April 5, 2007	Form 8-K	04/9/2007	10.1, 10.2 and 10.3, respectively

10.2†	Amended and Restated Employment Agreement with Thomas M. Prescott dated April 5, 2007	Form 8-K	04/09/2007	10.4

10.3†	Separation & General Release Agreement with Michael Henry dated July 23, 2007				*

10.4	Amendment to Lease Agreement between Align Technology B.V. and TT Amsterdam Project Company (formerly Stichting Philips Pensionenfonds)				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†Management contracts or compensatory arrangements.