Form 10-Q
period 2007-09-30
ALIGN TECHNOLOGY INC
filed 2007-11-05
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2007 was 68,527,058.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck and ClinAdvisor, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$71,451	$49,034	$211,815	$151,163

Cost of revenues	18,132	16,789	55,908	47,578

Gross profit	53,319	32,245	155,907	103,585

Operating expenses:

Sales and marketing	24,226	19,165	71,729	59,872
General and administrative	13,949	19,238	38,014	49,656
Research and development	6,749	4,807	19,117	13,526
Patients First Program	—	—	(1,796)	—

Total operating expenses	44,924	43,210	127,064	123,054

Profit (loss) from operations	8,395	(10,965)	28,843	(19,469)

Interest and other income, net	1,108	854	2,243	2,393

Profit (loss) before provision for income taxes	9,503	(10,111)	31,086	(17,076)
Provision for income taxes	(43)	(209)	(1,030)	(618)

Net profit (loss)	$9,460	$(10,320)	$30,056	$(17,694)

Net profit (loss) per share:
Basic	$0.14	$(0.16)	$0.45	$(0.28)
Diluted	$0.13	$(0.16)	$0.42	$(0.28)

Shares used in computing net profit (loss) per share:
Basic	67,970	63,230	66,709	62,907
Diluted	72,230	63,230	71,058	62,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$87,969	$55,113
Restricted cash	20	93
Marketable securities	22,022	8,931
Accounts receivable, net of allowance for doubtful accounts of $612 and $844 at September 30, 2007 and December 31, 2006, respectively	46,002	33,635
Inventories, net	3,542	3,090
Prepaid expenses and other current assets	7,592	7,227
Total current assets	167,147	108,089

Property and equipment, net	26,014	26,904
Goodwill	478	478
Intangible assets, net	11,324	13,824
Other assets	1,931	2,263
Total assets	$206,894	$151,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$11,500
Accounts payable	6,344	5,034
Accrued liabilities	36,706	40,307
Deferred revenues	12,942	10,942
Total current liabilities	55,992	67,783
Other long-term liabilities	195	219
Total liabilities	56,187	68,002

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; Authorized: 5,000 shares; Issued and outstanding: none at September 30, 2007 and December 31, 2006	—	—
Common stock: $0.0001 par value; Authorized: 200,000 shares; Issued: 68,523 and 64,899 shares at September 30, 2007 and December 31, 2006, respectively; Outstanding: 68,481 and 64,859 shares at September 30, 2007 and December 31, 2006, respectively	7	6
Additional paid-in capital	445,478	408,921
Accumulated other comprehensive income	540	3
Accumulated deficit	(295,318)	(325,374)
Total stockholders’ equity	150,707	83,556
Total liabilities and stockholders’ equity	$206,894	$151,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net profit (loss)	$30,056	$(17,694)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,838	6,777
Amortization of intangibles	2,500	286
Stock-based compensation expense	8,775	6,748
Loss (gain) on retirement and disposal of fixed assets	23	(135)
Income tax benefits from exercise of stock options	(339)	—
Changes in assets and liabilities:
Accounts receivable	(12,006)	(3,302)
Inventories	(468)	265
Prepaid expenses and other current assets	(304)	(317)
Accounts payable	432	5,281
Accrued and other long-term liabilities	(2,763)	2,426
Deferred revenues	2,039	(4,604)
Net cash provided by (used in) operating activities	35,783	(4,269)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,305)	(7,477)
Proceeds from sale of property and equipment	—	367
Restricted cash	74	(11)
Purchases of marketable securities	(31,651)	(16,331)
Maturities of marketable securities	18,555	4,430
Other assets	363	171
Net cash used in investing activities	(18,964)	(18,851)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	27,821	7,935
Proceeds from line of credit	—	15,000
Payments on line of credit	(11,500)	—
Income tax benefit from exercise of stock options	339	—
Employees’ taxes withheld and paid for restricted stock	(377)	—
Net cash provided by financing activities	16,283	22,935

Effect of foreign exchange rate changes on cash and cash equivalents	(246)	—

Net increase (decrease) in cash and cash equivalents	32,856	(185)
Cash and cash equivalents at beginning of period	55,113	74,219
Cash and cash equivalents at end of period	$87,969	$74,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, including normal recurring adjustments, necessary to present fairly Align’s financial position as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006. The Consolidated Condensed Balance Sheet as of December 31, 2006 is derived from the December 31, 2006 audited financial statements. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported net earnings and financial position.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, and the Company makes no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

During the first quarter of 2007, the Company analyzed the various economic factors of its international subsidiaries in accordance with FAS 52 and determined that there had been a significant change in facts and circumstances to warrant a change in the functional currency for some of its European subsidiaries from U.S. dollars to the local currency. Effective January 1, 2007, the adjustment from translating certain European subsidiaries’ financial statements from the local currency in to U. S. dollars was recorded as a separate component of accumulated other comprehensive income in the shareholders’ equity section of its Condensed Consolidated Balance Sheet.  This foreign currency translation adjustment reflects the translation of its balance sheet at period end exchange rates, and its income statement at an average exchange rate in effect during each period.  As of September 30, 2007, the Company had $542,000 in its accumulated other comprehensive income in stockholders’ equity related to the translation of its foreign subsidiaries financial statements. See Note 12 “Comprehensive Income (Loss)” of the Notes to Condensed Consolidated Financial Statements for additional disclosures.

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

Accounting for Income Taxes

On January 1, 2007, the Company adopted the provision of  Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 had no impact on the Company’s consolidated financial position, results of operations or cash flows for the three and nine month periods ended September 30, 2007.

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

In September 2006, the FASB issued FAS Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 157 on its consolidated financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Note 2.  Patients First Program

On October 13, 2006, the Company entered into a formal agreement with OrthoClear, Inc., OrthoClear Holdings, Inc., and OrthoClear Pakistan Pvt. Ltd. (“OrthoClear”), together with certain individuals associated with OrthoClear (the “OrthoClear Agreement”) to end all pending litigation between the parties.  As part of the OrthoClear Agreement, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, the Company committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  Therefore, Align received no revenue for the program, while incurring significant expense.   In the fourth quarter of 2006, the Company recorded a $8.3 million charge for the anticipated costs of completing the Patients First Program in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”). This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patients First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. In the first quarter of 2007, the Company reduced its Patients First Program accrual by $1.8 million to reflect a reduction of the Company’s initial estimate to the number of cases actually received by the case submission deadline.  During the nine months ended September 30, 2007, the Company shipped virtually all Patients First Program cases.  The accrued Patients First Program balance as of September 30, 2007 was $1.4 million, and principally consists of estimated future warranty and case refinement costs.

Note 3.      Marketable Securities

The Company’s marketable securities as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

September 30, 2007	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Government notes and bonds	$5,107	$6	$	$5,113
Corporate bonds	5,969		(2)	5,967
Commercial paper and asset-backed securities	10,947	—	(5)	10,942
	$22,023	$6	$(7)	$22,022

December 31, 2006	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Government notes and bonds	$4,880	$2	$—	$4,882
Corporate bonds	2,951	—	—	2,951
Commercial paper	1,098	—	—	1,098
Total	$8,929	$2	$—	$8,931

For the three and nine months ended September 30, 2007, $52,000 in losses were realized on the sale of marketable securities.  For the three and nine months ended September 30, 2006, no losses were realized on the sale of marketable securities.

Note 4.  Balance Sheet Components

Inventories are comprised of (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$2,401	$2,021
Work in process	644	763
Finished goods	497	306
	$3,542	$3,090

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued payroll and benefits	$18,951	$17,768
Accrued sales rebate	3,899	3,895
Accrued Patients First Program costs	1,370	6,800
Accrued sales and marketing expense	2,817	2,235
Accrued warranty	2,382	2,094
Other	7,287	7,515
Total accrued liabilities	$36,706	$40,307

Note 5.  Intangible Assets

The following is a summary of the Company’s purchased intangible assets as of September 30, 2007 and December 31, 2006 (in thousands):

		September 30, 2007			December 31, 2006
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Non-compete agreements	5	$14,000	$2,712	$11,288	$14,000	$612	$13,388
Consultant relationships	3	980	980	—	980	626	354
Patent	5	180	144	36	180	117	63
Other	3	55	55	—	55	36	19
Total		$15,215	$3,891	$11,324	$15,215	$1,391	$13,824

Non-compete agreements represent the fair value of intangible assets received in connection with the OrthoClear Agreement. These intangible assets are being amortized on a straight-line basis over the expected useful life of five years beginning in the fourth quarter of 2006.

Consultant relationships and other intangible assets represent the fair value of intangible assets acquired as the result of the acquisition of General Orthodontics, LLC (“GO”) in 2005. Upon the integration of GO, Align included GO’s consulting services in its clinical education and training programs  under the name of Invisalign Consulting Services (“ICS”).  During the second quarter of 2007, the Company announced the discontinuation of ICS, and the net carrying values of the consultant relationships and other intangible assets related to ICS were fully amortized.

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

The total estimated annual future amortization expense for these intangible assets as of September 30, 2007 is as follows (in thousands):

Fiscal Year
2007	$709
2008	2,827
2009	2,800
2010	2,800
2011 and thereafter	2,188
Total	$11,324

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

The second appeal was from the final judgment. Ormco appealed the ruling of the District Court that 92 claims in four of its patents are not infringed by the Company and that the asserted claims are invalid.  Align appealed the ruling of the District Court that certain claims of its 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid.  The CAFC issued a ruling on August 24, 2007, affirming the District Court’s ruling that 86 out of 92 claims in the four asserted Ormco patents are invalid and not infringed by Align.  The CAFC reversed the District Court’s non-infringement rulings on six claims in Ormco’s 6,616,444 patent, which will be returned to the District Court for a determination of validity and infringement of those claims.  The Court has denied Ormco’s petition for rehearing with respect to the portion of the Federal Circuit’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of the 86 claims.  On Align’s cross-appeal, the CAFC affirmed the District Court’s finding that six claims in the 6,398,548 patent are invalid.

Although, the Company had previously entered into a settlement agreement (the “Settlement Agreement”) with Ormco and AOA pursuant to which Ormco and AOA were required to pay into escrow, pending the completion of the appeals process as discussed above, $884,000 to resolve the issues of past damages, willfulness and attorneys’ fees for the adjudged infringement of two of the Company’s patents (the “Align Patents”) through the manufacture and sale of Ormco’s and AOA’s Red, White & Blue appliances.  The Company’s receipt of the payments out of escrow was contingent upon the Court, in a final, non-appealable judgment, finding that Ormco or AOA infringes at least one of the claims in the Align Patents.  As discussed above, the CAFC has now issued a final, non-appealable judgment of invalidity with respect to each asserted claim of the Align Patents, and therefore, all funds in the escrow account will be returned to Ormco and AOA.

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

On July 3, 2007, the Company filed an answer to the complaint and asserted 17 affirmative defenses.  On July 20, 2007, the Company filed a motion for summary judgment on the Third Cause of Action (the only cause of action alleged against Align).  On August 24, 2007, Weber filed a motion for class certification.  On October 1, 2007, the Company filed an opposition to the motion for class certification and the Company is awaiting rulings from the Court.  The initial case management conference and all discovery has been stayed pending the Court’s decision on the motion for class certification.

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

Note 7.   Credit Facilities

On March 7, 2007, the Company renegotiated and amended its existing credit facility with Comerica Bank. The amendment, among other things, reduced financial covenants to require only a quick ratio covenant. Effective January 1, 2008, the amendment will also increase the available borrowings under the existing revolving line of credit from $20 million to $25 million. The amended credit facility matures on December 31, 2008 at which point all outstanding borrowings under this credit facility must be repaid. During the first half of 2007, the Company repaid  $11.5 million of its outstanding borrowing on this credit facility.  As of September 30, 2007, there were no outstanding borrowings against this credit facility. The Company is in compliance with the financial covenant of this credit facility.

The Company is in compliance with the financial covenant of this credit facility.

Note 8.       Commitments and Contingencies

Operating leases

On August 3, 2007, the Company entered into an amendment to the lease agreement of its European Headquarters located in Amsterdam, The Netherlands. The original lease agreement was amended to expand its Amsterdam facility to approximately 16,000 square feet of office space and will expire June 2012, with an option to renew for an additional five year term.

As of September 30, 2007, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Years Ending December 31,

2007	$881
2008	2,616
2009	1,584
2010	979
2011	519
Thereafter	319
Total	$6,898

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

The following table reflects the change in the Company’s warranty accrual during the nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$2,094	$1,998
Charged to cost of sales	1,814	2,093
Actual warranty expenses	(1,526)	(2,054)
Balance at end of period	$2,382	$2,037

Note 9.   Stock-based Compensation

Summary of stock-based compensation expense

The Company accounts for stock—based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors and employee stock purchases related to the Employee Stock Purchase Plan (“the Purchase Plan”) based on estimated fair values over the requisite service period.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following table summarizes stock-based compensation expense related to all of the Company’s stock-based awards and employee stock purchases under FAS 123R for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Cost of revenues	$259	$186	$703	$515
Sales and marketing	1,301	714	3,056	2,125
General and administrative	1,403	1,015	3,934	3,132
Research and development	425	362	1,082	976
Total stock-based compensation	$3,388	$2,277	$8,775	$6,748

The fair value of stock options granted and the option component of the Purchase Plan shares were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Options:
Expected term (in years)	4.3	5.0	4.6	5.0
Expected volatility	56.8%	74.0%	70.7%	77.0%
Risk-free interest rate	4.60%	4.86%	4.68%	4.67%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$12.41	$4.42	$10.97	$5.33

Employee Stock Purchase Plan:
Expected term (in years)	1.23	1.25	1.24	1.26
Expected volatility	54.6%	45.5%	55.8%	48.2%
Risk-free interest rate	4.76%	5.08%	4.83%	4.97%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$10.24	$2.49	$9.42	$2.69

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

Options

Stock option activity for the nine months ended September 30, 2007 under the stock incentive plans is set forth below:

	Total Shares			In-the-money Shares
	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	9,178	$8.86
Granted	1,145	18.42
Cancelled or expired	(382)	10.54
Exercised	(2,913)	8.44
Outstanding as of September 30, 2007	7,028	$10.50	7.26	6,996	$10.43	$104,260
Vested and expected to vest at September 30, 2007	6,730	$10.44	7.19	6,701	$10.37	$100,240
Exercisable at September 30, 2007	4,437	$9.32	6.36	4,437	$9.32	$71,045

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between Align’s closing stock price on the last trading day of  third quarter of 2007 of $25.33 and the number of in-the-money options multiplied by the respective exercise price) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of stock options exercised for three and nine months ended September 30, 2007 was $17.6 million and $41.8 million, respectively.  Total intrinsic value of stock options exercised for the three and nine months ended September 30, 2006, was $0.4 million and $1.2 million, respectively.  As of September 30, 2007, Align expects to recognize $16.1 million of total unamortized compensation cost related to stock options over a weighted average period of 2.5 years. The Company has recognized tax benefits from exercised options for the nine months ended September 30, 2007 of approximately $0.3 million.  The tax benefits associated with these option exercises reduced income taxes payable with the offset credited to additional paid-in capital.

Restricted Stock Units

The Company grants restricted stock units that generally vest over 4 years with 25% vesting on the one year anniversary of the date of grant and 6.25% vesting quarterly thereafter. The fair value of each award is based on the Company’s closing stock price on the date of grant. During the nine months ended September 30, 2007, the total fair value of vested restricted stock unit awards was $1.3 million. A summary of the nonvested shares for the three and nine months ended September 30, 2007 is as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2006	419	$8.71
Granted	355	18.66
Vested and released	(148)	9.24
Forfeited	(40)	13.03
Nonvested as of September 30, 2007	586	$14.31	1.46	$14,837

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (calculated by using Align’s closing stock price on the last trading day of third quarter of 2007 of $25.33 multiplied by the number of nonvested restricted stock units) that would have been received by the award holders had all restricted stock units been vested and released on September 30, 2007. This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of restricted stock awards vested and released for three and nine months ended September 30, 2007 was $0.9 million and $3.0 million, respectively.  There were no restricted stock awards vested during the three and nine month periods ended September 30, 2006. As of September 30, 2007, the total unamortized compensation cost related to restricted stock units was $6.9 million, which Align expects to recognize over a weighted average period of 2.9 years.

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

As of September 30, 2007, Align expects to recognize $2.8 million of total unamortized compensation cost related to employee stock purchases over a weighted average period of 0.9 years.

Note 10.  Accounting for Income Taxes

The Company has unrecognized tax benefits of approximately $3.3 million as of January 1, 2007. Included in the unrecognized tax benefits are $0.4 million of uncertain tax positions that would impact the Company’s effective tax rate if recognized. The application of FIN 48 would have resulted in a decrease in retained earnings of $2.9 million, except that the decrease was fully offset by the application of a valuation allowance.  In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.   Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.  There was no change to the Company’s unrecognized tax benefits for the three and nine month periods ended September 30, 2007.

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

Note 11.       Net Profit (Loss) Per Share

Basic net profit (loss) per share is computed using the weighted average number of shares of common stock during the period.  Diluted net profit (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock.  Potential common stock, computed using the treasury stock method, includes options, restricted stock units and the dilutive component of the Purchase Plan.

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net profit (loss)	$9,460	$(10,320)	$30,056	$(17,694)

Weighted-average common shares outstanding, basic	67,970	63,230	66,709	62,907

Effect of potential dilutive common shares	4,260	—	4,349	—
Total shares, diluted	72,230	63,230	71,058	62,907

Basic net profit (loss) per share	$0.14	$(0.16)	$0.45	$(0.28)
Diluted net profit (loss) per share	$0.13	$(0.16)	$0.42	$(0.28)

For the three and nine months ended September 30, 2007, stock options and restricted stock units totaling 1.0 million and 0.9 million were excluded from diluted net loss per share because of their anti-dilutive effect. For the three and nine months ended September 30, 2006, stock options and restricted stock units totaling 9.6 million and  7.5 million, respectively,  were excluded from diluted net loss per share because of their anti-dilutive effect.

Note 12.        Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net profit (loss)	$9,460	$(10,320)	$30,056	$(17,694)
Other comprehensive income:
Foreign currency translation adjustments	369	—	542	—
Unrealized gain/(loss) on available-for-sale securities	5	11	(5)	(3)
Comprehensive income (loss)	$9,834	$(10,309)	$30,593	$(17,697)

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

Geographical Information

Revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Domestic	$59,671	$41,058	$178,734	$127,545
Europe	11,196	6,472	31,002	19,628
Other International	584	1,504	2,079	3,990
Total revenues	$71,451	$49,034	$211,815	$151,163

	As of September 30, 2007	As of December 31, 2006
Long-lived assets:
Domestic	$37,272	$40,745
Europe	815	745
Other International	1,660	1,979
Total long-lived assets	$39,747	$43,469

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the benefits of new products, product features, and software enhancements, including ClinAdvisor, and the expected impact these new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and Invisalign Express, our expectations regarding the existence and impact of seasonality, our expectation that our utilization rate will improve over time, our expectations regarding our average selling prices and gross margins in 2007,  our expectations regarding the anticipated benefit of increased collaboration between orthodontists and general practitioner dentists (“GPs”) and the impact this collaboration will have on sales of Invisalign and on our revenue, our expectation that the percentage of revenue generated by general practitioner dentists will represent an increasingly larger percentage of our revenue, our intention to continue the integration of Invisalign into the curriculums of additional universities, our expectations regarding the benefit of increased consumer marketing programs, our expectations regarding case shipment volume in the fourth quarter and full year 2007, our expectation regarding the anticipated level of our operating expenses in 2007, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors” and in other documents we file with the Securities and Exchange Commission (“SEC”) . We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•             Driving Utilization Growth.  One of our key objectives is to continue to increase utilization, or the adoption of and frequency of use, of the Invisalign system (which includes full Invisalign treatment and Invisalign Express) by new and existing customers.  We believe that a key lever for increasing utilization in the future is product performance.  As a result, we are committed to investing in delivering new products, enhancing the user experience and introducing new product features to our existing products.  Specifically, much of our research and development effort is aimed at developing and deploying GP-specific and Ortho-specific product platforms described more fully under “Continued Product Leadership” below.  Although we expect that over the long term our utilization rates will improve, we expect that period over period comparisons of our utilization rates will fluctuate.  Factors that may cause these fluctuations include an increase in the number of newly certified/trained doctors in one period compared to another period and the impact of seasonality, specifically, during summer vacation/holiday periods in the United States and Europe.  For the quarters ended September 30, 2007 and September 30, 2006 our utilization rates are as follows:

	Three Months Ended September 30,
Doctor Utilization Rates*	2007	2006
U.S. Orthodontists	4.92	4.71
U.S. GPs	2.59	2.49
International	3.13	2.72
Total Utilization Rate	3.20	3.04

*Utilization = # of cases shipped / # of doctors cases were shipped to

•             Continued Product Leadership.  As stated above, in an effort to improve the user experience for our customers and increase utilization over time, we are currently in the process of developing and deploying GP-specific and Ortho-specific product platforms to improve the overall user experience for our doctors.  In the second half of 2006, we announced a phased rollout of ClinAdvisor, a new suite of software tools designed to make Invisalign case selection and submission processes more efficient for doctors. ClinAdvisor is designed to help newly certified and less experienced doctors learn how to assess and select appropriate cases given their experience and skill level.  Based on results obtained during the integration of this tool into our Certification Level 1 training program and on additional customer feedback, we are working to enhance and improve the features of this product.  We intend to fully integrate an upgraded version of ClinAdvisor into our Certification training program during 2008.  We also expect to extend the product features and functionality of the GP platform and release it to an increasing number of practices.  In addition, we plan to introduce further software enhancements directed at our orthodontists that will provide these doctors with a robust set of tools for greater predictability, wider applicability and more control.  We are also continuing to focus our research and development efforts on a next generation aligner material as well as a compliance indicator which will help doctors and patients understand if the patients have worn their aligners for enough time to effectively move their teeth. We expect these efforts to extend at least through 2008.  By investing in developing these new products and continually enhancing our existing products, we expect to increase adoption and utilization by our doctors.

•              Expansion of our Customer Base.  We generate the vast majority of our revenues from the sales of the Invisalign system to orthodontists and GPs in the United States and Canada, our domestic market.  For the nine months ended September 30, 2007 and 2006, our Invisalign revenues as a percentage of total net revenue are as follows:

	Nine Months Ended September 30,
Revenues By Channel	2007	2006
Domestic Invisalign:
Ortho revenues	32.5%	33.8%
GP revenues	47.7%	45.9%
Total domestic Invisalign revenues	80.2%	79.7%

International Invisalign revenues	15.3%	14.9%
Other revenues	4.5%	5.4%
Total revenues	100.0%	100.0%

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

•                  Seasonal Fluctuations.  Seasonal fluctuations in the number of doctors in their offices and available to take appointments have affected, and are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to start fewer cases. In the third quarter of 2007, this seasonal trend caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.  Late in the third quarter of 2007 we experienced lower case receipts than expected.  As a result of these lower case receipts, we expect case shipments in the fourth quarter to be flat to slightly lower on a sequential basis.

•                  Product Mix.   During the first nine months of 2007, we experienced a decline in the number of Invisalign Express cases compared to the same period of 2006.  We expect that for the remainder of 2007 Invisalign Express cases as a percentage of our revenues will remain consistent with the first nine months of 2007.  We believe that this shift in product mix began in the fourth quarter of 2006 after we removed the cancellation fees on full Invisalign cases prior to ClinCheck approval and clarified clinical protocols surrounding what is an appropriate Invisalign Express case. For the nine months ended September 30, 2007 and 2006, our Invisalign revenues as a percentage of total net revenue are as follows:

	Nine Months Ended September 30,
Revenues By Product	2007	2006
Domestic Invisalign:
Full revenues	72.4%	65.1%
Express revenues	7.8%	14.6%
Total domestic Invisalign revenues	80.2%	79.7%

International Invisalign revenues	15.3%	14.9%
Other revenues	4.5%	5.4%
Total revenues	100.0%	100.0%

•                  Increase Demand at the Consumer Level.  In 2007, we increased our overall marketing spend in both the United States and Europe with a focus on programs designed to raise the profile of Invisalign and drive more consumers to our most experienced doctors.  We anticipate that this increased consumer awareness of Invisalign will increase the market for our product.

•                  Growth of International Markets.   We will focus our efforts towards increasing adoption of Invisalign by dental professionals in our key international markets, Europe and Japan.  We continually evaluate cost effective ways to support our customers in smaller and less strategic markets. During the first nine months of 2007, we transitioned the sales of our product in part of the Asia-Pacific and Latin America regions to a distributor model. We will consider selling through distributors in other smaller or less strategic markets as well as consider expanding directly into additional countries on a case by case basis.   In the first nine months of 2007, our international channel represented approximately 15% of our total net revenue primarily as a result of growth in Europe.  We expect our international revenue to continue to increase in absolute dollars, and we expect international revenue as a percentage of total net revenue will be comparable in the foreseeable future.

•                  Reliance on International Manufacturing Operations.   Our manufacturing efficiency has been and will be an important factor in our future profitability. Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, dental technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic treatment plans form the basis of ClinCheck and are used to manufacture aligner molds. In addition, we use International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), a third party based in Juarez, Mexico, for the fabrication and packaging of aligners. Our success will depend in part on the efforts and abilities of management to effectively manage these international operations, including our relationship with IMS. In addition, we currently are and will continue to be dependant on IMS’s and our ability to hire and retain employees generally, as well as hire and retain employees with the necessary skills to perform the more technical aspects of our operations. If our management and/or IMS fail in any of these respects, we could experience production delays and lost or delayed revenue. In addition, even if we have case submissions in the manufacturing backlog, if for these or other reasons we do not have sufficient number of trained dental technicians in Costa Rica to create the ClinCheck treatment forms or if IMS is unable to ship our product to our customers on a timely basis, our revenue will be delayed or lost which will cause our operating results to fluctuate. See Part II, Item 1A—Risk Factors for risks related to our international operations.

Results of Operation

Revenues:

Invisalign product revenues by channel and other revenues, which represented training and sales of ancillary products, for the three and nine months ended September 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2007	2006	Net Change	% Change	2007	2006	Net Change	% Change
Domestic Invisalign:
Ortho full	$20.1	$13.6	$6.5	47.6%	$62.0	$43.0	$19.0	44.3%
Ortho Express	2.4	2.6	(0.2)	(9.6)%	6.9	8.2	(1.3)	(15.9)%
Total Ortho revenues	22.5	16.2	6.3	38.5%	68.9	51.2	17.7	34.6%

GP full	31.5	18.4	13.1	71.5%	91.4	55.5	35.9	64.6%
GP Express	3.3	4.3	(1.0)	(23.3)%	9.6	13.9	(4.3)	(30.5)%
Total GP revenues	34.8	22.7	12.1	53.4%	101.0	69.4	31.6	45.6%

International Invisalign	11.6	7.3	4.3	58.6%	32.3	22.5	9.8	43.5%
Total Invisalign revenues	68.9	46.2	22.7	49.0%	202.2	143.1	59.1	41.4%

Other revenues	2.6	2.8	(0.2)	(7.5)%	9.6	8.1	1.5	18.2%
Total revenues	$71.5	$49.0	$22.5	45.7%	$211.8	$151.2	$60.6	40.1%

Case volume data which represents Invisalign case shipment by channel, for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Case Volume	2007	2006	Net Change	% Change	2007	2006	Net Change	% Change
Domestic Invisalign:
Ortho full	15.2	9.6	5.6	58.7%	46.2	30.2	16.0	53.1%
Ortho Express	3.1	3.4	(0.3)	(8.1)%	9.3	10.9	(1.6)	(14.9)%
Total Ortho volume	18.3	13.0	5.3	41.1%	55.5	41.1	14.4	35.0%

GP full	21.9	12.5	9.4	74.8%	63.2	37.8	25.4	67.1%
GP Express	4.6	5.8	(1.2)	(20.4)%	13.4	18.4	(5.0)	(27.5)%
Total GP volume	26.5	18.3	8.2	44.7%	76.6	56.2	20.4	36.1%

International Invisalign	7.3	4.4	2.9	63.9%	20.0	13.7	6.3	46.3%
Total Invisalign volume	52.1	35.7	16.4	45.8%	152.1	111.0	41.1	37.0%

Our total net revenues increased for the three and nine months ended September 30, 2007 compared to the same periods in  2006 as result of an overall increase in case volume and a favorable product mix shift towards full Invisalign. This product mix shift towards full Invisalign in our domestic market began in the fourth quarter of 2006 after we removed the cancellation fees on full Invisalign cases prior to ClinCheck approval and clarified clinical protocols surrounding what is an appropriate Invisalign Express case.  The revenue increases in domestic orthodontic and international channels during the three and nine month periods ended September 30, 2007 were partially offset by a slight decrease in average selling price related to the higher participation in our volume based discount programs.

Other revenues, consisting of training and sales of ancillary products increased during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 as a result of an increase in training revenues reflecting  an increase in number of doctors trained partially offset a decrease in ancillary revenues.

For fiscal year 2007, we expect our total net revenues will increase compared to 2006 primarily due to case volume increases in our domestic orthodontic and GP channels, as well as in our international markets. We expect our average selling price to be slightly higher in 2007 compared to 2006.

Cost of revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Cost of revenues	$18.1	$16.8	$1.3	$55.9	$47.6	$8.3
% of Revenues	25.4%	34.2%		26.4%	31.5%

Gross profit	$53.3	$32.2	$20.1	$155.9	$103.6	$52.3
% of Revenues	74.6%	65.8%		73.6%	68.5%

Cost of revenues includes salaries for staff involved in the production process, costs incurred by IMS, a third party  shelter service provider in Juarez, Mexico, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.

Gross margin improved during the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily a result of increased case volumes combined with improved operating efficiencies.

For the fiscal year 2007, we anticipate that our gross margin will be higher compared to 2006 primarily due to the impacts of the expected increase in case volume and operating efficiencies, including a full year effect of the relocation of our SLA mold operations to Juarez, Mexico completed in the first quarter of 2006.

Sales and marketing:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Sales and marketing	$24.2	$19.2	$5.0	$71.7	$59.9	$11.8

% of Revenues	33.9%	39.1%		33.9%	39.6%

Sales and marketing expense includes sales force compensation (combined with travel related costs and expenses for professional marketing programs), conducting workshops and market surveys, advertising, dental professional trade show attendance and stock-based compensation expense.

Our sales and marketing expense increased during the three and nine months ended September 30, 2007 compared to the same periods in 2006 as a result of  increased media advertising and product research related expenses of $4.2 million and $6.8 million, respectively.  Payroll related expenses increased $0.3 million and $2.1 million for the three and nine months ended September 30, 2007, respectively, as a result of higher commissions and incentive compensation, driven by increased sales volume, as well as additional headcount. Additionally, stock-based compensation expense increased $0.6 million and $0.9 million, respectively, in the three and nine months ended September 30, 2007 compared to the same periods in 2006.

For fiscal year 2007, we expect sales and marketing expense to be higher than 2006, as we expand our sales force, increase our investment in media programs and provide clinical education.

General and administrative:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
General and administrative	$13.9	$19.2	$(5.3)	$38.0	$49.7	$(11.7)

% of Revenues	19.5%	39.2%		17.9%	32.8%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense decreased during the three and nine months ended September 30, 2007 compared to same periods in 2006 reflecting a $8.2 million and a $19.1 million decline, respectively, in external legal fees following the settlement of the OrthoClear litigation. Our legal expense for the nine months ended September 30, 2007 included a $1.6 million credit for an insurance reimbursement of legal costs also associated with the OrthoClear litigation we received in the second quarter of 2007. These decreases were partially offset by higher payroll related expenses of $1.9 million and $4.6 million, respectively, for the three and nine months ended September 30, 2007 as a result of increased headcount and incentive compensation. Additionally, amortization expense increased $0.8 million and $2.5 million, respectively, in the three and nine months of 2007 compared to the same periods in 2006 related to the amortization of the non-compete agreements we received in connection with the OrthoClear settlement during the fourth quarter of 2006.

For fiscal year 2007, we expect that general and administrative expense will decrease from 2006 primarily as a result of the significant reduction in legal and other expenses following the litigation settlement with OrthoClear in the fourth quarter of 2006.

Research and development:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Research and development	$6.7	$4.8	$1.9	$19.1	$13.5	$5.6

% of Revenues	9.4%	9.8%		9.0%	8.9%

Research and development expense includes the personnel costs associated with software engineering, the cost of designing, developing and testing our products, conducting clinical and post-marketing trials and stock-based compensation expense. We expense our research and development costs as they are incurred.

Research and development expense increased during the three and nine months ended September 30, 2007 compared to the same periods of 2006 predominantly from increases in  payroll related expenses of $0.8 million and $3.0 million, respectively, resulting from additional headcount and higher incentive compensation. Additionally, outside service costs increased by $0.5 million and $1.4 million, respectively, for the three and nine months ended September 30, 2007.

For fiscal year 2007, we expect research and development spending to increase from fiscal 2006 as we continue to invest in research and development efforts to bring new products to market, conduct clinical research and focus on product improvement initiatives.

Patients First Program:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Patients First Program	$—	$—	$—	$(1,796)	$—	$(1,796)

% of Revenues	—%	—%		—%	—%

As part of the OrthoClear Agreement in October 2006, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, we committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  We received no revenue for the program, and incurred significant expense to complete these cases.   In the fourth quarter of 2006, we recorded an $8.3 million charge for the anticipated costs of completing this program in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“FAS 5”).   This estimated amount was based on the number of OrthoClear cases registered under the Patients First Program as of December 31, 2006.  In accordance with the Patients First Program terms and conditions, those registered cases were required to submit treatment forms by the deadline of March 30, 2007. In the first quarter of 2007, we reduced our Patients First Program accrual by $1.8 million to reflect a reduction of our initial estimate to the number of cases actually received by the case submission deadline. During the nine months ended September 30, 2007, the Company shipped virtually all Patients First Program cases.

Interest and other, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Interest income	$1.2	$0.8	$0.4	$2.8	$2.3	$0.5
Interest expense	—	—	—	(0.3)	—	(0.3)
Other income (expense), net	$(0.1)	0.1	$(0.2)	(0.3)	0.1	(0.4)
Total interest and other, net	$1.1	$0.9	$0.2	$2.2	$2.4	$(0.2)

Interest and other, net, includes interest income earned on cash balances, and interest expense on debt, foreign translation gains and losses and other miscellaneous charges.

Interest income for the three and nine months ended September 30, 2007 increased compared to the three and nine months ended September 30, 2006 due to higher average cash, cash equivalents and marketable securities balances in 2007. The increase in interest expense in the nine months ended September 30, 2007 was attributable to interest expense related to the outstanding balance on our line of credit during the first half of 2007, whereas there were no outstanding borrowings against our line of credit during the first nine months of 2006.

Other income (expense) decreased in the three and nine months ended September 30, 2007 compared to the same periods in 2006 reflecting the decrease in foreign currency translation gains. In January 2007, we began to record the adjustments from translating certain European subsidiaries’ financial statements from the local currency into U. S. dollars as a separate component of shareholders’ equity on our Condensed Consolidated Balance Sheet.

Income tax provision:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2007	2006	Change	2007	2006	Change
Provision for income taxes	$—	$0.2	$(0.2)	$1.0	$0.6	$0.4

We recorded an income tax provision of $43,000 and $1.0 million for the three and nine months ended September 30, 2007, respectively, representing effective tax rates of 0.5% and 3.3%, respectively. Our effective tax rate for the remainder of 2007 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction. We recorded an income tax provision of $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively, representing effective tax rates of  -2.1% and -3.6%, respectively.  The provision for income taxes for the three and nine months ended September 30, 2006 consisted primarily of statutory taxes incurred in our foreign jurisdictions.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing the Company's ability to utilize any future tax benefit from deferred tax assets. We have historically experienced operating losses and have significant net operating loss and tax credit carryforwards. We have considered our future taxable income and tax planning strategies in assessing our valuation allowance. Future taxable income is based upon our estimates, and actual results may significantly differ from these estimates. If in the future we determine that we would be able to realize our deferred tax assets in excess of the net amount recorded, we would record an adjustment to the deferred tax asset and valuation allowance, increasing income in the period such determination was made.

Liquidity and Capital Resources

We fund our operations from cash generated from sales of our product, the proceeds of the sale of our common stock and an occasional borrowing under available credit facilities. As of September 30, 2007 and December 31, 2006 we had the following cash, cash equivalents and marketable securities (in thousands):

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$87,969	$55,113
Restricted cash	20	93
Marketable securities, short-term	22,022	8,931
Total cash, cash equivalents and marketable securities	$110,011	$64,137

Net cash provided by operating activities for the nine months ended September 30, 2007 resulted primarily from our operating income of $30.0 million adjusted for non-cash items such as depreciation, amortization and stock-based compensation totaling $18.8 million. These increases in cash flows from operating activities were partially offset by a $12.0 million increase in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2006 resulted primarily from an operating loss of $17.7 million adjusted for non-cash items, such as depreciation, amortization and stock-based compensation totaling $13.7 million. Additionally,  $3.3 million increase in  accounts receivable and a $4.6 million reduction in deferred revenue also contributed to the decrease of cash flow. These decreases were partially offset by a $5.3 million increase in accounts payable and a $2.4 million increase in accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 2007, largely consisted of $13.1million of net purchases of marketable securities and $6.3 million used for the purchase of capital assets. Net cash used in investing activities for the nine months ended September 30, 2006, principally consisted of $11.9 million of net purchases of marketable securities and $7.5 million used for the purchase of capital assets.

Net cash provided by financing activities for the nine months ended September 30, 2007 consisted of $27.8 million in proceeds from the issuance of common stock, primarily from exercises of employee stock options. This increase was partially offset by the repayment of $11.5 million against the outstanding balance on our line of credit. For the nine months ended September 30, 2006, net cash provided by financing activities consisted of $15.0 million in proceeds from the line of credit and $7.9 million in proceeds from the issuance of common stock, primarily from exercises of employee stock options.

Net proceeds from the issuance of common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  However, in 2006, we began granting RSUs which, unlike stock options, do not generate cash from exercise. As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods. In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable payroll withholding taxes which taxes will be paid by us on their behalf. During the first nine months of 2007, we paid $377,000 for executive officers payroll taxes as a result of RSUs vested during the period.

On March 7, 2007, we renegotiated and amended our existing credit facility with Comerica Bank. The amendment, among other things, reduced financial covenants to require only a quick ratio covenant. Effective January 1, 2008, the amendment will automatically increase the available borrowings under the existing revolving line of credit from $20 million to $25 million. The amended credit facility matures on December 31, 2008 at which point all outstanding borrowings under this credit facility must be repaid. During the first nine months of 2007, we repaid $11.5 million of our outstanding borrowing on this credit facility.  As of September 30, 2007, we have no outstanding borrowings under this credit facility.  We are in compliance with the financial covenant of this credit facility.

Contractual Obligations

Our contractual obligations as of September 30, 2007 were as follows (in thousands):

	For the year ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$6,898	$881	$2,616	$1,584	$979	$519	$319
Computer support services	1,877	194	760	740	183	—	—

Total	$8,775	$1,075	$3,376	$2,324	$1,162	$519	$319

The principal changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2006 are as follows:

•                  During the first half of 2007, we repaid $11.5 million of our outstanding borrowing on this credit facility.  See Note 7 “Credit Facilities” of the Notes to Condensed Consolidated Financial Statements for additional information.

•                  Also during the first half of 2007, we engaged a new vendor to provide computer support services.

•                  In August 2007, we amended the lease agreement for our European Headquarters located in Amsterdam, the Netherlands.  See Note 8 “Commitment and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional information

Critical Accounting Policies

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

•                  Patients First Program;

•                  Warranty expense; and

•                  Deferred tax valuation allowance.

There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2007 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

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

The 6,398,548 patent consists of seventy-one claims; only claims 10 and 17 were at issue in the first appeal and CAFC ruling. These two claims are directed to a system of appliances and method of repositioning teeth from an initial to a final tooth arrangement where at least some of the appliances are marked to show order of use. These claims contain further limitations requiring instructions as to order in which the appliances are to be worn and use of the appliances in intervals of 2-20 days.

The 6,544,611 patent consists of ten claims directed to a system for repositioning teeth that includes one or more intermediate appliances and a final appliance, provided in a single package, as well as instructions which set forth the order in which the appliances are to be worn. The CAFC’s ruling pertains only to claims 1, 2, 3 and 7 in the patent.

The second appeal was from the final judgment.  Ormco appealed the ruling of the District Court that 92 claims in four of its patents are not infringed by us and that the asserted claims are invalid.  We appealed the ruling of the District Court that certain claims of our 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid.   The CAFC issued a ruling on August 24, 2007, affirming the District Court’s ruling that 86 out of 92 claims in Ormco’s 5,447,432, 5,683,243, 6,244,861 and 6,616,444 patents are invalid and not infringed by Align.  The CAFC reversed the District Court’s non-infringement rulings on six claims in Ormco’s 6,616,444 patent, which will be returned to the District Court for a determination of validity and infringement of those claims.  The Court has denied Ormco’s petition for rehearing with respect to the porting of the Federal Circuit’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of the 86 claims.

On our cross-appeal, the CAFC affirmed the District Court’s finding that six claims in our 6,398,548 patent (claims 1-3 and 11-13) are invalid.  These six claims are directed to a system of appliances and method of repositioning teeth from an initial to a final tooth arrangement where at least some of the appliances are marked to show order of use. The majority of the claims in the 6,398,548 patent, including claims that address methods of fabricating aligners, digital data sets or computer-generated models to fabricate appliances, are unaffected by the second appeal and the CAFC’s ruling.

Although we previously entered into a settlement agreement (the “Settlement Agreement”) with Ormco and AOA pursuant to which Ormco and AOA were required to pay into escrow, pending the completion of the appeals process as discussed above, $884,000 to resolve the issues of past damages, willfulness and attorneys’ fees for the adjudged infringement of two of our patents (the “Align Patents”) through the manufacture and sale of Ormco’s and AOA’s Red, White & Blue appliances.  Our receipt of the payments out of escrow was contingent upon the Court, in a final, non-appealable judgment, finding that Ormco or AOA infringes at least one of the claims in the Align Patents.  As discussed above, the CAFC has now issued a final, non-appealable judgment of invalidity with respect to each asserted claim of the Align Patents, and therefore all funds in the escrow account will be returned to Ormco and AOA.

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

On January 26, 2006, a first office action was issued rejecting all claims of U.S. Patent No. 5,975,893 (the ‘893 patent). We responded to this initial office action. A Final Office Action was issued by the USPTO on June 23, 2006 rejecting the pending claims of Align’s response. On August 23, 2006, we filed an amendment and on February 14, 2007 we filed a supplementary amendment each in response to this Final Office Action, which included claims discussed in an interview with the Examiners. On June 27, 2007, we field a supplemental amendment per examiner’s recommendations which corrected certain informalities noted by the examiners in a May 22, 2007 interview. We have received a Notice of Intent to Issue a Reexam Certificate dated September 18, 2007.

6,398,548	Yes	Yes

We filed a preliminary amendment and a supplementary preliminary amendment on July 16, 2006 and February 14, 2007, respectively. On June 28, 2007, we filed a supplemental amendment per examiner’s recommendations based on a May 22, 2007 interview. A Reexam Certificate was issued on October 31, 2007.

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

6,705,863	Yes	Yes

We filed a preliminary amendment and a supplementary preliminary amendment on May 26, 2006 and February 14, 2007, respectively. On June 28, 2007, we filed a supplemental amendment per examiner’s recommendations based on a May 22, 2007 interview. We have received a Notice of Intent to Issue a Reexam Certificate dated September 26, 2007.

6,217,325	Yes	Yes

On July 25, 2006, we received an Office Action in U.S. Patent No. 6,217,325 (the ‘325 patent) confirming the patentability of 32 claims. While the ‘325 patent entered the reexamination proceedings with 26 claims, 15 additional claims were added by us in the reexamination. On September 25, 2006, we filed an amendment in response to the final Office Action with respect to the claims that were not allowed. On June 27, 2007, we filed a supplemental amendment per examiner’s recommendations based on a May 22, 2007 interview. We have received a Notice of Intent to Issue Reexam Certificate dated October 1, 2007.

6,722,880	No	N/A

On December 23, 2005, in a non-appealable, final Order, the USPTO denied the request for re-examination with respect to all twenty-one claims of U.S. Patent No. 6,722,880 (the ‘880 patent). Accordingly, the validity of all twenty-one claims of the ‘880 patent stand reaffirmed by the USPTO. On January 23, 2006, a Petition Seeking Review of Denial of Request for Re-examination of the ‘880 patent was filed by the same San Francisco, California law firm. The Petition was denied and the denial of the request for Reexamination is final.

6,318,994	Yes	Yes

The USPTO has granted the requests for reexamination of the U.S. Patent No. 6,318,994. On February 15, 2007 we filed a preliminary amendment. We had an interview on this case on May 22, 2007. We are awaiting an initial Office Action. A Reexam Certificate was issued on October 17, 2007.

Inter Parte Requests made by OrthoClear

As part of the OrthoClear Agreement, OrthoClear agreed to take no further action with respect to the Inter Parte Requests.

Patent No.	Request for Reexamination Granted?	Initial Office Actions Received?	Status
6,629,840	Yes	Yes

In this initial Office Action dated June 13, 2006, the examiners confirmed the validity of eight of the eleven claims of U.S. Patent No. 6,629,840 (the ‘840 patent) without amendment and preliminarily rejected the remaining claims of the patents. The non-final initial Office Action presented us with the first opportunity to respond to the USPTO’s review and interpretation of the prior art. On September 13, 2006, we submitted a response to the initial Office Action. A petition seeking a waiver was filed on February 15, 2007 and was granted on April 17, 2007, granting a single interview. The interview was held on May 22, 2007, and an Interview Summary was filed with the USPTO on June 21, 2007. We are awaiting further action by the USPTO.

6,685,469	Yes	Yes

The USPTO has granted the requests for reexamination of U.S. Patent of U.S. Patent No. 6,685,469. We received on May 14, 2007 an initial Office Action. We filed a response to this office action on July 16, 2007. We have received an Action Closing Prosecution dated September 24, 2007.

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

On July 3, 2007, we filed our answer to the complaint and asserted 17 affirmative defenses.  On July 20, 2007, we filed a motion for summary judgment on the Third Cause of Action (the only cause of action alleged against Align).  On August 24, 2007, Weber filed a motion for class certification.  On October 1, 2007, we filed an opposition to the motion of class certification and we are currently awaiting rulings from the Court.  The initial case management conference and all discovery has been stayed pending the Court’s decision on the motion for class certification.

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

While we achieved profitability in the first nine months of fiscal 2007, we experienced a net loss in each quarter of 2006. If we are to continue to achieve profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow in the first nine months of 2007, we experienced negative cash flow in 2006.  We cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing our commercial sales. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•                       changes in the timing of receipt of case product orders during a given quarter which, given our cycle time and the delay between case receipts and case shipments, could have an impact on which quarter revenue can be recognized;

•                       changes in product mix due to the introduction of Invisalign Express, a lower-cost alternative for treating less complex cases;

•                       seasonal fluctuations in the number of doctors in their offices and available to take appointments;

•                       success of  marketing programs from quarter to quarter;

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

•                       limited visibility into and difficulty predicting the level of activity in our customers practices from quarter to quarter;

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

Our success depends upon increasing acceptance and frequency of use of the Invisalign system by dental professionals (what we refer to as utilization). Invisalign requires orthodontists, GPs and their staff to undergo special training and learn to interact with patients in new ways. In addition, because Invisalign has only been in clinical testing since July 1997 and commercially available only since July 1999, orthodontists and GPs may be reluctant to adopt it until more historical clinical results are available. Also, increasing adoption and cumulative use by orthodontists and GPs will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products, our ability to provide effective sales support, training and service and the availability of competing products, technologies and alternative treatments. In addition, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and, consequently, reduced acceptance by dental professionals. Also increased competition from direct competitors could cause us to lose market share and reduce dental professionals’ efforts and commitment to expand their Invisalign practice. If adoption and utilization does not increase as we anticipate, our revenues may fail to grow as expected and our operating results may be harmed.

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

In response to challenges in our business, including increased competition, in November 2005, we reduced the list price of full Invisalign cases and in the third quarter of 2005 we introduced Invisalign Express, a lower-cost solution for less complex cases. In addition, in the fourth quarter of 2005, we expanded our volume based discount program to all doctors. As a result of these programs, the blended average selling price for our products declined in 2006 compared to 2005. Additionally in Europe, we introduced new pricing initiatives in the first quarter of 2006 which resulted in a lower average selling price in 2006.  Although our blended average selling prices increased in 2007 compared to 2006 primarily as a result of a product mix shift towards full Invisalign and an increasing number of lower volume GP dentists, who did not attain volume discount levels, if we are to introduce any similar discount programs in the future or if participation in these programs increases, our revenue, gross margin and net profits (losses) may be adversely affected.

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

Currently, our Invisalign product competes directly against a product called Red, White and Blue, which is manufactured and distributed by Ormco Orthodontics, a division of Sybron Dental Specialties. In May 2006, Danaher Corporation purchased Sybron Dental Specialties. Prior to OrthoClear agreeing, pursuant to the terms of an agreement entered into in October 2006, to discontinue all design, manufacture, marketing and sales of removable dental aligners worldwide, our Invisalign system competed directly with an aligner product manufactured by them. In addition, manufacturers of traditional braces, such as 3M Company, Sybron Dental Specialties and Dentsply International have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition recently resulted in and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, any of which could have a material adverse effect on our revenue, volume growth, net profit and stock price. For instance, in the fourth quarter of 2005, in order to encourage continued use of our products, we extended our volume based discount program to all of our doctors. In addition, in the second half of 2005, we introduced Invisalign Express, a lower-cost solution for less complex cases as well as a new pricing initiative which had the effect of reducing our average selling price per case. These programs have adversely affected our revenues, gross margin and net profit. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2007, we had 95 issued U.S. patents, 140 pending U.S. patent applications, and numerous foreign issued patents, as well as pending foreign patent applications.

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

Our future success may depend on our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In the second half of 2005, we launched Invisalign Express a lower-cost aligner system to be used for less complex cases.  We recently completed the launch of ClinAdvisor, a new suite of software tools to assist doctors in the selection of appropriate cases given their experience and skill level.  In addition, we plan to introduce a further series of software enhancements that will evolve Invisalign into distinct suites of software tools for the orthodontist and GP. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration (“FDA”), and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and could cause our revenues to decline.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of December 31, 1999 to 1,254 employees as of September 30, 2007. This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, growth increases the challenges involved in a number of areas, including recruiting and retaining sufficiently skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage growth could harm our business.

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues depends upon our direct sales force within our domestic and international markets. As of September 30, 2007 our North America sales organization consisted of 141 people of which 118 were direct sales representatives and 23 were sales administration and regional sales management. Internationally, we have approximately 30 people engaged in sales and sales support as of September 30, 2007. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services of these key personnel may harm our business. If we are unable retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to reestablish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                        OTHER INFORMATION

On October 10, 2007, the Compensation Committee of our Board of Directors approved an amendment to the form of restricted stock unit (RSU) agreement to change the standard RSU vesting schedule.  Accordingly, each RSU award granted after October, 10, 2007 will fully vest over a period of four years from the date of grant, with 25% vesting on each annual anniversary of the vesting commencement date. This new vesting schedule replaces the existing RSU vesting schedule whereby 25% of the RSU award vested on the one year anniversary of the date of grant and 1/12th of the remaining shares vested each quarter thereafter, for full vesting after 4 years of service.  However, those RSU awards granted prior to this amendment will continue vesting under the previous vesting schedule.  A copy of the amended form of RSU Agreement is attached to this Form 10-Q as Exhibit 10.1a, 10.1b and 10.1c.

ITEM 6.  EXHIBITS

(a)              Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1a†	Form of Restricted Stock Unit Award Agreement (Officers Form)				*

10.1b†	Form of Restricted Stock Unit Award Agreement (CEO Form)				*

10.1c†	Form of Restricted Stock Unit Award Agreement (General Form)				*

10.2†	Separation & General Release Agreement with Michael Henry dated July 23, 2007	Form 10-Q	08/03/2007	10.3

10.3†	Offer letter between the Company and Afsaneh Azadeh, VP Information Technology and Chief Information Officer				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†   Management contracts or compensatory arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2007	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/s/ ELDON M. BULLINGTON
Eldon M. Bullington Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1a†	Form of Restricted Stock Unit Award Agreement (Officers Form)				*

10.1b†	Form of Restricted Stock Unit Award Agreement (CEO Form)				*

10.1c†	Form of Restricted Stock Unit Award Agreement (General Form)				*

10.2†	Separation & General Release Agreement with Michael Henry dated July 23, 2007	Form 10-Q	08/03/2007	10.3

10.3†	Offer letter between the Company and Afsaneh Azadeh, VP Information Technology and Chief Information Officer				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†Management contracts or compensatory arrangements.