Form 10-Q
period 2008-03-31
ALIGN TECHNOLOGY INC
filed 2008-05-08
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2008 was 69,567,623.

Table of Contents

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign ClinAssist, Invisalign Teen and Vivera, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Net revenues	$74,776	$63,761

Cost of revenues	19,608	17,529

Gross profit	55,168	46,232

Operating expenses:
Sales and marketing	28,059	23,150
General and administrative	15,188	12,185
Research and development	7,295	5,693
Patients First Program	—	(1,796)

Total operating expenses	50,542	39,232

Profit from operations	4,626	7,000

Interest and other income, net	966	455

Net profit before provision for income taxes	5,592	7,455
Provision for income taxes	(288)	(477)

Net profit	$5,304	$6,978

Net profit per share:
Basic	$0.08	$0.11
Diluted	$0.07	$0.10

Shares used in computing net profit per share:
Basic	69,053	65,433
Diluted	70,860	69,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$113,680	$89,140
Marketable securities, short-term	18,683	38,771
Accounts receivable, net of allowance for doubtful accounts of $815 and $760, respectively	47,475	44,850
Inventories, net	3,010	2,910
Prepaid expenses and other current assets	8,302	8,846
Total current assets	191,150	184,517
Property and equipment, net	27,762	25,320
Goodwill	478	478
Intangible assets, net	9,906	10,615
Other assets	1,754	1,831
Total assets	$231,050	$222,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,100	$9,222
Accrued liabilities	30,563	39,875
Deferred revenues	13,295	12,362
Total current liabilities	53,958	61,459
Other long-term liabilities	159	148
Total liabilities	54,117	61,607
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 69,586 and 68,682 shares issued, respectively; 69,546 and 68,642 shares outstanding, respectively)	7	7
Additional paid-in capital	460,273	450,140
Accumulated other comprehensive income, net	999	657
Accumulated deficit	(284,346)	(289,650)
Total stockholders’ equity	176,933	161,154
Total liabilities and stockholders’ equity	$231,050	$222,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net profit	$5,304	$6,978
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation and amortization	2,353	2,552
Amortization of intangibles	709	845
Stock-based compensation expense	4,011	2,522
Benefit of doubtful accounts	(94)	(88)
Loss on retirement and disposal of fixed assets	126	29
Excess tax benefit from share-based payment arrangements	(45)	—
Changes in assets and liabilities:
Accounts receivable	(1,838)	(4,562)
Inventories	(93)	(637)
Prepaid expenses and other current assets	698	(420)
Accounts payable	951	1,615
Accrued and other long-term liabilities	(9,736)	(8,389)
Deferred revenues	816	292
Net cash provided by operating activities	3,162	737

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,192)	(1,762)
Proceeds from sale of equipment	185	—
Purchases of marketable securities	(10,725)	(5,817)
Maturities of marketable securities	30,859	5,364
Other assets	108	124
Net cash provided by (used in) investing activities	15,235	(2,091)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,247	6,032
Payments on line of credit	—	(3,500)
Excess tax benefit from share-based payment arrangements	45	—
Employees’ taxes paid upon the vesting of restricted stock units	(170)	(195)
Net cash provided by financing activities	6,122	2,337

Effect of foreign exchange rate changes on cash and cash equivalents	21	115

Net increase in cash and cash equivalents	24,540	1,098
Cash and cash equivalents at beginning of period	89,140	55,206
Cash and cash equivalents at end of period	$113,680	$56,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.          Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, including normal recurring adjustments, necessary to present fairly Align’s financial position as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007, and its cash flows for the three months ended March 31, 2008 and 2007. The Condensed Consolidated Balance Sheets as of December 31, 2007 was derived from the December 31, 2007 audited financial statements.  Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported net earnings and financial position.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, and the Company makes no representations related thereto.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in Align’s Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted FAS 159 effective January 1, 2008, and the adoption of FAS 159 had no material impact to its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”) which provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company adopted FAS 157 effective January 1, 2008, and the adoption of FAS 157 had no material impact to its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”).  FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No.160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt FAS 160 beginning in the first quarter of fiscal 2009. The Company is evaluating the impact the adoption of FAS 160 will have on its consolidated financial position and results of operations.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The Company is currently evaluating the impact of the pending adoption of FAS 161 on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2.                      Marketable Securities and Fair Value Measurements

The Company’s marketable securities as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

March 31, 2008	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and certificates of deposit	$7,024	$4	$(19)	$7,009
Agency bonds and discount notes	5,515	1	—	5,516
Commercial paper	6,145	13	—	6,158
	$18,684	$18	$(19)	$18,683

December 31, 2007	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes and bonds	$4,081	$6	$—	$4,087
Corporate bonds	6,983	—	—	6,983
Commercial paper and asset-backed securities	27,754	—	(53)	27,701
Total	$38,818	$6	$(53)	$38,771

For the three months ended March 31, 2008 and 2007, no significant losses were realized on the sale of marketable securities.

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2008 (in thousands):

Description	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$62,482	$62,482	$—
U.S. government debt securities	14,992	14,992	—
Corporate bonds and certificates of deposit	5,574		5,574
Commercial paper	18,929		18,929
Short-term investments:
Corporate bonds and certificates of deposit	7,009		7,009
Agency bonds and discount notes	5,516		5,516
Commercial paper	6,158		6,158
	$120,660	$77,474	$43,186

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments.  As of March 31, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Note 3.          Balance Sheet Components

Inventories, net are comprised of (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$2,032	$1,983
Work in process	610	631
Finished goods	368	296
	$3,010	$2,910

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued payroll and benefits	$13,966	$22,165
Accrued sales rebate	2,125	3,724
Accrued Patients First Program costs	774	996
Accrued sales and marketing expenses	2,493	2,910
Accrued warranty	2,002	2,035
Other	9,203	8,045
Total accrued liabilities	$30,563	$39,875

Note 4.                      Intangible Assets

The following is a summary of the Company’s purchased intangible assets as of March 31, 2008 and December 31, 2007 (in thousands):

		March 31, 2008			December 31, 2007
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Non-compete agreements	5	$14,000	$4,112	$9,888	$14,000	$3,412	$10,588
Patent	5	180	162	18	180	153	27
Total		$14,180	$4,274	$9,906	$14,180	$3,565	$10,615

These intangible assets are being amortized on a straight-line basis over the expected useful life of five years.  The Company performs an impairment test whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period.  Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. There were no impairments of intangible assets during the periods presented.

The total estimated annual future amortization expense for these intangible assets as of March 31, 2008 is as follows (in thousands):

Fiscal Year
2008 (remaining 9 months)	$2,118
2009	2,800
2010	2,800
2011	2,188

Total	$9,906

Note 5.                      Legal Proceedings

Ormco

On January 6, 2003, Ormco Corporation (“Ormco”) filed suit against the Company in the United States District Court for the Central District, Orange County Division, asserting infringement of certain patents. Ormco is a division of Sybron Dental Specialties (a Danaher Corporation subsidiary).  The complaint sought unspecified monetary damages and injunctive relief. On February 18, 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of one of its patents, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to its counterclaims on March 10, 2003 and asserted counterclaims against the Company seeking a declaration by the Court of invalidity and non-infringement of the patent. The Company amended its counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to its counterclaim of infringement of the patent.

There have been two appeals. After the permanent injunction was entered, Ormco and AOA appealed that injunction and the orders of the District Court on summary judgment on which the injunction was based. Oral arguments took place on April 3, 2006. Following oral arguments, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) issued a ruling declaring two out of a total of seventy-one claims in the Company’s US Patent No. 6,398,548 and four out of a total of ten claims in US Patent No. 6,554,611 to be invalid as “obvious.” The CAFC’s decision reverses the California District Court summary judgment order of validity.

The second appeal was from the final judgment. Ormco appealed the ruling of the District Court that 92 claims in four of its patents are not infringed by the Company and that the asserted claims are invalid. Align appealed the ruling of the District Court that certain claims of its 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid. The CAFC issued a ruling on August 24, 2007, affirming the District Court’s ruling that 86 out of 92 claims in the four asserted Ormco patents are invalid and not infringed by Align. The CAFC reversed the District Court’s non-infringement rulings on six claims in Ormco’s 6,616,444 patent, which will be returned to the District Court for a determination of validity and infringement of those claims. The Court has denied Ormco’s petition for rehearing with respect to the portion of the Federal Circuit’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of the 86 claims. The CAFC has not yet ruled on Ormco’s petition. On Align’s cross-appeal, the CAFC affirmed the District Court’s finding that six claims in the 6,398,548 patent are invalid.

Ormco has filed a petition with the U.S. Supreme Court asking for an extension of time in which to file a petition for review by the U.S. Supreme Court with respect to the portion of the CAFC’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of the 86 claims. The Supreme Court granted Ormco’s petition for an extension of time. On February 14, 2008, Ormco filed with the U.S. Supreme Court a petition for review of the Federal Circuit’s ruling that 86 of Ormco’s patent claims are not infringed and are invalid.  The Company filed a response to Ormco’s petition on April 7, 2008.  Ormco will have an opportunity to reply to the Company’s response.  Meanwhile, the District Court has set a schedule for the case to proceed on the six claims in Ormco’s ‘444 patent which were returned to the District Court for further proceedings.  The parties are currently conducting discovery.  Trial dates have been set for February 10, 2009 on liability issues, and for September 2009 on damages issues.

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

On July 3, 2007, the Company filed an answer to the complaint and asserted 17 affirmative defenses. On July 20, 2007, the Company filed a motion for summary judgment on the Third Cause of Action (the only cause of action alleged against Align). On August 24, 2007, Weber filed a motion for class certification. On October 1, 2007, the Company filed an opposition to the motion for class certification and it is currently awaiting rulings from the Court. OrthoClear has filed a motion to dismiss. The initial case management conference and all discovery has been stayed pending the Court’s decision on the motion for class certification, OrthoClear’s motion to dismiss and the Company’s motion for summary judgment.

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

Note 6.                      Credit Facilities

Effective January 1, 2008, the available borrowings under the revolving line of credit is $25 million. This credit facility matures on December 31, 2008.  As of March 31, 2008, there were no outstanding borrowings against this credit facility, and the Company is in compliance with the financial covenant of this credit facility.

Note 7.                      Commitments and Contingencies

As of March 31, 2008, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Years Ending December 31,

2008	$2,240
2009	1,746
2010	1,040
2011	580
2012	357
Total	$5,963

Product Warranty

The Company warrants its products against material defects until the Invisalign case is completed.  The Company accrues for estimated warranty in costs of goods sold upon shipment of products. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on replacement costs.  The Company regularly reviews the accrued balances and updates these balances based on historical warranty trends.  Actual warranty costs incurred have not materially differed from those accrued.  However, future actual warranty costs could differ from the estimated amounts.

The following table reflects the change in the Company’s warranty accrual during the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$2,035	$2,094
Charged to cost of revenues	555	602
Actual warranty expenses	(588)	(460)
Balance at end of period	$2,002	$2,236

Note 8.                      Stock-based Compensation

Summary of stock-based compensation expense

The Company accounts for stock–based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors and employee stock purchases related to the Employee Stock Purchase Plan (the “Purchase Plan”) based on estimated fair values over the requisite service period.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  FAS123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  The following table summarizes stock-based compensation expense related to all of the Company’s stock-based awards and employee stock purchases under FAS 123R for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(In thousands)	2008	2007
Cost of revenues	$390	$234
Sales and marketing	1,239	857
General and administrative	1,834	1,103
Research and development	548	328
Total stock-based compensation expense	$4,011	$2,522

The fair value of stock options granted and the option component of the Purchase Plan shares were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Month Ended March 31,
	2008	2007
Stock Options:

Expected term (in years)	4.4	4.7
Expected volatility	59.8%	72.4%
Risk-free interest rate	2.7%	4.7%
Expected dividend	—	—
Weighted average fair value at grant date	$6.53	$10.84

Employee Stock Purchase Plan:

Expected term (in years)	1.3	1.3
Expected volatility	70.4%	60.0%
Risk-free interest rate	2.2%	5.1%
Expected dividend	—	—
Weighted average fair value at grant date	$5.40	$6.84

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

Options

Stock option activity for the three months ended March 31, 2008 under the stock incentive plans is set forth below:

	Total Shares Underlying Stock Options			In-the-money Options
			Weighted
	Number of		Average	Number of
	Shares	Weighted	Remaining	Shares	Weighted	Aggregate
	Underlying	Average	Contractual	Underlying	Average	Intrinsic
	Stock Options	Exercise	Term	Stock Options	Exercise	Value
	(in thousands)	Price	(in years)	(in thousands)	Price	(in thousands)
Outstanding as of December 31, 2007	7,133	$10.99
Granted	1,812	13.06
Cancelled or expired	(281)	12.43
Exercised	(539)	6.03
Outstanding as of March 31, 2008	8,125	$11.73	7.5	3,840	$6.88	$16,237
Vested and expected to vest at March 31, 2008	7,807	$11.64	7.4	3,799	$6.87	$16,097
Exercisable at March 31, 2008	4,280	$9.99	6.0	2,983	$6.68	$13,221

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Align’s closing stock price on the last trading day of the first quarter of 2008 of $11.11 and the number of in-the-money options multiplied by the respective exercise price) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of stock options exercised for the three months ended March 31, 2008 and 2007 was $3.6 million and $6.2 million, respectively.  As of March 31, 2008, Align expects to recognize $25.9 million of total unamortized compensation cost related to stock options over a weighted average period of 2.9 years. The Company has recognized tax benefits from exercised options for the three months ended March 31, 2008 of approximately $45,000.  The tax benefits associated with these option exercises reduced income taxes payable with the offset credited to additional paid-in capital.

Restricted Stock Units

The Company grants restricted stock units (RSUs) that generally vest over 4 years with 25% vesting on the one year anniversary of the date of grant and 6.25% vesting quarterly thereafter.  The fair value of each award is based on the Company’s closing stock price on the date of grant.  A summary of the nonvested shares for the three months ended March 31, 2008 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2007	651	$15.78
Granted	571	13.00
Vested and released	(92)	15.64
Forfeited	(31)	13.20
Nonvested as of March 31, 2008	1,099	$14.42	2.0	$12,205

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by using Align’s closing stock price on the last trading day of the first quarter of 2008 of $11.11 multiplied by the number of nonvested restricted stock units) that would have been received by the award holders had all restricted stock units been vested and released on March 31, 2008.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of restricted stock units vested and released for the three months ended March 31, 2008 and 2007 was $1.2 million and $1.4 million, respectively.  As of March 31, 2008, the total unamortized compensation cost related to restricted stock units was $13.9 million, which Align expects to recognize over a weighted average period of 3.1 years.

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

As of March 31, 2008, Align expects to recognize $3.9 million of total unamortized compensation cost related to employee stock purchases over a weighted average period of 1.0 year.

Note 9.          Accounting for Income Taxes

On January 1, 2007, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”) and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The Company has unrecognized tax benefits of approximately $2.8 million as of December 31, 2007.  Included in the unrecognized tax benefits are $0.3 million of uncertain tax positions that would impact the Company’s effective tax rate if recognized. The application of FIN 48 would have resulted in a decrease in retained earnings of $2.9 million, except that the decrease was fully offset by the application of a valuation allowance.  In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.   Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.  There was no change to the Company’s unrecognized tax benefits for the three months ended March 31, 2008 nor does the Company expect a material change for the twelve month period ending December 31, 2008.

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

Note 10.   Net Profit Per Share

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

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net profit	$5,304	$6,978

Weighted-average common shares outstanding, basic	69,053	65,433

Effect of potential dilutive common shares	1,807	3,898
Total shares, diluted	70,860	69,331

Basic net profit per share	$0.08	$0.11
Diluted net profit per share	$0.07	$0.10

For the three months ended March 31, 2008 and 2007, stock options and restricted stock units totaling 3.9 million and 2.1 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 11.   Comprehensive Income

Comprehensive income includes net profit, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2008	2007
Net profit	$5,304	$6,978
Foreign currency translation adjustments	296	97
Unrealized gain (loss) on available-for-sale securities	46	(1)
Comprehensive income	$5,646	$7,074

Note 12.   Segments and Geographical Information

Segment

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.  During all periods presented, the Company operated as a single business segment.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenues:
North America	$60,258	$54,343
Europe	14,155	8,449
Other international	363	969
Total net revenues	$74,776	$63,761

	As of March 31, 2008	As of December 31, 2007
Long-lived assets:
North America	$37,079	$35,632
Europe	1,261	1,081
Other international	1,560	1,531
Total long-lived assets	$39,900	$38,244

Note 13.   Subsequent Event

Stock Repurchase

On April 29, 2008 the Company announced that its Board of Directors authorized a stock repurchase program of up to $50 million of common stock.  Purchases under the Company’s stock repurchase program may be made, from time to time, in the open market.  As of May 6, 2008, the Company repurchased 0.4 million shares of Align common stock at an average price of $12.30 per share for an aggregate purchase price of $4.3 million.  The remaining authorized amount for stock repurchases under this program is $45.7 million.  All repurchased shares will be retired and resume the status of authorized and issued shares of common stock.  In addition, the Company amended its credit facility to permit the stock repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the release of ClinAssist, Invisalign Teen and Vivera including the expected impact these new products and product enhancements will have on doctor utilization and our market share, and with respect to ClinAssist and Invisalign Teen, the anticipated product release dates and product features, our expectations regarding product mix, our expectations regarding the existence and impact of seasonality, our expectation that our utilization rate will improve over time, our expectations regarding our average selling prices and gross profits in 2008, our intention to continue the integration of Invisalign into the curriculums of additional universities, our expectations regarding the benefit of increased consumer marketing programs, our expectations in 2008 regarding case shipment volume, the anticipated level of our operating expenses, and the number of doctors trained, statements regarding our stock repurchase program which could be delayed indefinitely by conditions in the stock or debt markets, our need to conserve capital resources for use in our operations and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form  10-Q.

Overview

Align Technology, Inc., founded in April 1997, designs, manufactures and markets the Invisalign system, a proprietary method for treating malocclusion, or the misalignment of teeth.  Invisalign corrects malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position.  Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with braces.  We received the United States Food and Drug Administration (“FDA”) clearance to market Invisalign in 1998.  The Invisalign system is regulated by the FDA as a Class II medical device.

Each Invisalign treatment plan is unique to the individual patient. Our full Invisalign treatment consists of as many Aligners as indicated by ClinCheck in order to achieve the doctors’ treatment goals.  Our Invisalign Express is a dual arch orthodontic treatment for cases that meet certain predetermined clinical criteria and consist of up to ten sets of aligners.  Invisalign Express treatment is intended to assist dental professionals to treat a broader range of patients by providing a lower-cost option for adult relapse cases, for minor crowding and spacing, or as a pre-cursor to restorative or cosmetic treatments such as veneers.  Invisalign Teen, anticipated to be available in late 2008, is designed to meet the specific needs of the non-adult comprehensive or teen treatment market. Planned features include an aligner wear indicator to help gauge patient compliance and specially engineered aligner features to address the natural eruption of key teeth and root control issues common in teen patients.  Upon completion of the treatment, the patient may be prescribed Vivera retainers, a clear aligner set designed for ongoing retention.

A number of factors, the most important of which are set forth below, may affect our results during the remainder of 2008 and beyond.

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

With the introduction of Invisalign Teen, our Invisalign product family will for the first time include a product designed to meet the specific needs of the non-adult comprehensive, or teen market.  Invisalign Teen will include features such as an aligner wear indicator to help gauge patient compliance and specially engineered aligner features to address the natural eruption of key teeth and root control issues common in teen patients. Predominately marketed to orthodontists who treat the vast majority of malocclusion in teen patients, these features make it easier and more efficient for orthodontists to treat those younger patients.   The launch of a teen-specific product will make the Invisalign system more applicable to an orthodontist’s patient base, which we believe will increase our penetration into and our share of the teen treatment market.

Invisalign ClinAssist is the first phase of our GP-specific product platform and is being designed as a turnkey, consultative approach to the Invisalign treatment for doctors who want a highly efficient treatment process with built-in monitoring tools and progress tracking.

We believe continuing to introduce new products and product features as well as enhancing the user experience will keep us at the forefront of the market and increase demand for Invisalign. The planned roll out of Invisalign ClinAssist and Invisalign Teen and other future products will rely on new features, tools and delivery options to meet specific clinical demands while providing a family of end-to-end solutions for our customers. We believe enhanced product performance and innovation will continue to drive the adoption and frequency of use (what we call utilization).

•                 Increase customer adoption and utilization.  By increasing adoption through the expansion of our customer base and then increasing utilization by offering new products and feature enhancements to meet the needs of orthodontists and GPs, we believe the overall market for Invisalign and our share of that market will increase. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.  Our quarterly utilization rates from the first quarter of 2006 through the first quarter of 2008 are as follows:

* Utilization rates = # of cases shipped / # of doctors cases were shipped to

•                 Training new orthodontists and general practitioners.  Expanding our customer base through training is a key part of our strategy.  Through March 31, 2008, we have trained 28,630 GPs and 8,410 orthodontists in the United States and 12,740 doctors internationally.  We expect to train approximately 6,600 GPs and orthodontists worldwide in 2008.  In addition, by educating dental students and orthodontic residents on the benefits of the Invisalign technique, we believe they will be more likely to use this technology in their future practices and offer Invisalign as a treatment option.   Currently, we have incorporated the Invisalign technique into the curriculum of 38 university programs. We expect additional dental schools to integrate the Invisalign technique into their curricula in the future.

•                 Focus on education and customer support.  In order to build long-term relationships with our customers and increase utilization, we focus on providing ongoing training, support and services.  In early 2008, we announced the introduction of the Aligntech Institute program brand, which consolidates our extensive clinical education programs under a new interactive website that will provide clinical education and practice development training opportunities for our Invisalign trained doctors. These practice development training opportunities will include instructor-led certification classes, seminars and workshops, conference calls, web-based videos, case studies, and other clinical resources.  Many of these courses and resources are eligible for continuing education (CE) credits. By participating in these events, we believe that our customers will emerge with a better understanding of the product and its applicability, and with a greater aptitude for starting and finishing Invisalign cases successfully. The cornerstone of our clinical education program is www.aligntechinstitute.com, which provides information and registration for our training workshops, conference calls and seminars and provides an extensive range of case studies, best practices, testimonials and online coursework to ensure treatment success and improve practice economics.  Our VIP portal (Virtual Invisalign Practice) provides our trained doctors and their staff access to thousands of Invisalign cases and best practices as well as up-to-date support information, programs and marketing materials for continuous support and information access.

•                 Stimulate demand for Invisalign treatment—Increasing our patient base.  Marketing to the consumer and creating demand is one of our key strategic objectives to driving long-term growth.  Our market research indicates that the vast majority of people with malocclusion who desire treatment do not elect traditional treatment because of its many limitations, such as compromised aesthetics and oral discomfort.  By communicating the benefits of Invisalign to both dental professionals and consumers, we intend to increase the number of patients who seek Invisalign treatment annually.  In 2008, we expect to increase our overall marketing spending in the United States with expenses related to the launch of our new TV advertising campaign in the first quarter of 2008 and an increased focus on other programs, such as digital online media, designed to raise the profile of Invisalign and drive more consumers to our most experienced doctors.  We will incur additional costs in the United States related to bringing new products to market, such as Invisalign Teen and Invisalign ClinAssist.  We also intend to initiate similar consumer marketing efforts, but on a smaller scale, in key European countries. We anticipate that this increased consumer awareness of Invisalign will increase the demand for our product.

•                 Product mix.  For the three months ended March 31, 2008 and 2007, our Invisalign revenues as a percentage of total net revenues are as follows:

	Three Months Ended March 31,
	2008	2007
Revenues By Channel
North American Invisalign:
Full revenues	68.9%	72.8%
Express revenues	7.9%	7.6%
Total North American Invisalign revenues	76.8%	80.4%
International Invisalign revenues	19.0%	14.4%
Other revenues	4.2%	5.2%
Total net revenues	100.0%	100.0%

We recently launched Vivera retainers and have announced the planned launch of Invisalign Teen and Invisalign ClinAssist.  As a result of and depending upon the timing of these new product launches as well as the timing of customer adoption, we expect our mix of products to begin shifting gradually in the latter part of 2008 and into 2009.  Key features of these new products include staged delivery of aligners with Invisalign ClinAssist and three free sets of replacement aligners (or stages) will be included in Invisalign Teen.  As a result of these features, these new products will have a significantly higher amount of deferred revenue as a percentage of their average selling price, compared to our current products.  Included in the price of full Invisalign treatment, we offer case refinement, which is a finishing tool used to adjust a patient’s teeth to the desired final position. Each of Invisalign Teen and Invisalign ClinAssist include the deferral for case refinement.  In addition, however, revenue for the three sets of replacement aligners included in Invisalign Teen will be deferred based on their fair market value until the earlier of replacement aligners being used or until the case is completed. Invisalign ClinAssist will be invoiced upon the first staged shipment and revenue will be deferred to the balance sheet and recognized upon shipment of the final staged shipment. The Vivera retainer subscription includes four shipments per year. Our customers will be invoiced upon the first shipment and revenue will be recognized ratably over the one year subscription period. As these new products increase as a percentage of our revenues in the latter part of 2008, deferred revenue on our balance sheet will increase.

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

•                 Reliance on international manufacturing operations.  Our manufacturing efficiency has been and will continue to be an important factor in our future profitability. Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, dental technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans. These electronic treatment plans form the basis of ClinCheck and are used to manufacture aligner molds. In addition, we use International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), a third party based in Juarez, Mexico, for the fabrication and packaging of aligners. Our success will depend in part on the efforts and abilities of management to effectively manage these international operations, including our relationship with IMS. In addition, we currently are and will continue to be dependent on IMS’s and our ability to hire and retain employees generally, as well as hire and retain employees with the necessary skills to perform the more technical aspects of our operations. If our management or IMS fail in any of these respects, we could experience production delays and lost or delayed revenue.  In addition, even if we have case submissions, we may not have a sufficient number of trained dental technicians in Costa Rica to create the ClinCheck treatment forms, or if IMS is unable to ship our product to our customers on a timely basis, our revenue will be delayed or lost, which will cause our operating results to fluctuate. See Part II, Item 1A—“Risk Factors” for risks related to our international operations.

•                 Stock Repurchase Program.  On April 29, 2008, we announced that our Board of Directors had approved a stock repurchase program of up to $50 million.  We intend to complete the $50 million stock repurchase program through open market repurchases from time to time.  As of May 6, 2008, we repurchased 0.4 million shares of our common stock at an average price of $12.30 per share for an aggregate purchase price of $4.3 million.  In addition, we amended our credit facility to permit the stock repurchase program.

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

•                 Stock-based compensation.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values over the requisite service period.  We expect stock based compensation to increase until at least 2010, which corresponds to our standard 4 year vesting term. Thereafter, new grants will be expensed over the vesting period, however, this expense may be offset by fully vested grants that are no longer expensed. For the quarters ended March 31, 2008 and 2007, stock-based compensation expense recognized in accordance with FAS 123R is as follows (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Stock-based Compensation	% of net revenues	Stock-based Compensation	% of net revenues
Cost of revenues	$390	0.5%	$234	0.4%
Sales and marketing	1,239	1.7%	857	1.3%
General and administrative	1,834	2.5%	1,103	1.7%
Research and development	548	0.7%	328	0.5%
Total stock-based compensation expense	$4,011	5.4%	$2,522	3.9%

Results of Operations

Net revenues:

Invisalign product revenues by channel and other revenues, which represented training and sales of ancillary products, for the three months ended March 31, 2008 and 2007 are as follows (in millions):

	Three Months Ended March 31,
Net revenues	2008	2007	Net Change	% Change
North America:
Ortho full	$20.5	$19.4	$1.1	5.5%
Ortho Express	2.3	2.1	0.2	10.4%
Total Ortho revenues	22.8	21.5	1.3	6.0%
GP full	31.0	27.0	4.0	14.7%
GP Express	3.6	2.8	0.8	30.4%
Total GP revenues	34.6	29.8	4.8	16.2%
Total North American Invisalign	57.4	51.3	6.1	11.9%
International Invisalign	14.2	9.2	5.0	54.7%
Total Invisalign revenues	71.6	60.5	11.1	18.4%
Other revenues	3.2	3.3	(0.1)	(3.7)%
Total net revenues	$74.8	$63.8	$11.0	17.3%

Case volume data which represents Invisalign case shipment by channel, for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
Invisalign Case Volume	2008	2007	Net Change	% Change
North America:
Ortho full	14.5	14.2	0.3	2.1%
Ortho Express	3.1	2.8	0.3	9.9%
Total Ortho volume	17.6	17.0	0.6	3.4%
GP full	20.9	18.6	2.3	12.3%
GP Express	5.0	3.8	1.2	28.9%
Total GP volume	25.9	22.4	3.5	15.1%
Total North American Invisalign	43.5	39.4	4.1	10.1%
International Invisalign	8.3	5.6	2.7	49.8%
Total Invisalign case volume	51.8	45.0	6.8	15.0%

Our total net revenues increased for the three months ended March 31, 2008 compared to the same period in 2007.

Revenues for the domestic orthodontic and GP channels were impacted favorably by overall increases in case volumes and higher average selling prices due to fewer volume rebates.  Our international Invisalign revenues increased primarily due to an increase in case volume. Additionally, our international revenues benefited from favorable exchange rates against the U.S. dollar during the first quarter of 2008.

For 2008, we expect our total net revenues to increase compared to 2007 primarily due to case volume.  We expect our average selling price to be comparable to slightly higher in 2008 compared to 2007.  We recently launched Vivera retainers and have announced the planned launch of Invisalign Teen and Invisalign ClinAssist.  As a result of and depending upon the timing of these new product launches as well as the timing of customer adoption, we expect our mix of products to begin shifting gradually in the latter part of 2008 and into 2009.  Key features of these new products include staged delivery of aligners with Invisalign ClinAssist and three free sets of replacement aligners with Invisalign Teen.  As a result of these features, these new products will have a significantly higher amount of deferred revenue as a percentage of their average selling price, compared to our current products.  As these new products increase as a percentage of our revenues in the latter part of 2008, deferred revenue on our balance sheet will increase.

Cost of revenues and gross profit:

	Three months ended March 31,
(In millions)	2008	2007	Change
Cost of revenues	$19.6	$17.5	$2.1
% of net revenues	26.2%	27.5%
Gross profit	$55.2	$46.2	$9.0
Gross profit %	73.8%	72.5%

Cost of revenues includes salaries for staff involved in the production process, costs incurred by IMS, a third party shelter service provider in Juarez, Mexico, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.

Gross profit improved during the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of increased case volume over our relatively fixed cost structure.  Our case volume increased 15.0% during the three months ended March 31, 2008 compared to the same period in 2007, resulting in decreases in our per unit standard cost.  Additionally, cost reductions resulting from improved operating efficiencies also contributed to the increase in gross profit.

We anticipate our gross profit in 2008 to be comparable to 2007.

Sales and marketing:

	Three months ended March 31,
(In millions)	2008	2007	Change
Sales and marketing	$28.1	$23.2	$4.9
% of net revenues	37.5%	36.3%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Our sales and marketing expenses increased during the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of increased marketing and advertising expenses, including TV and print media, of $2.3 million.  Payroll-related expenses increased $1.2 million for the three months ended March 31, 2008, as a result of increased headcount.  Additionally, stock-based compensation expense increased $0.4 million and outside service costs increased $0.6 million, in the three months ended March 31, 2008 compared to the same period in 2007.

For 2008, we expect sales and marketing expense, including stock-based compensation, to be higher than in 2007, as we expanded our North American sales force in late 2007 and anticipate expanding our international sales force in 2008.  In addition, we expect to increase marketing spending in the United States and Europe with a focus on consumer advertising, including television and print media.  We will also incur additional costs in the United States related to bringing new products to market, such as Vivera, Invisalign Teen and Invisalign ClinAssist.

General and administrative:

	Three months ended March 31,
(In millions)	2008	2007	Change
General and administrative	$15.2	$12.2	$3.0
% of net revenues	20.3%	19.1%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expenses increased during the three months ended March 31, 2008 compared to the same period in 2007 as a result of higher payroll-related expenses of $1.1 million due to increased headcount, a $1.4 million increase in consulting, legal and accounting fees and a $0.7 million increase in stock-based compensation expense.

For 2008, we expect general and administrative expense, including stock-based compensation, to be higher than 2007 as we continue to build our information technology infrastructure and focus on training and organizational development.

Research and development:

	Three months ended March 31,
(In millions)	2008	2007	Change
Research and development	$7.3	$5.7	$1.6
% of net revenues	9.8%	8.9%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expenses increased during the three months ended March 31, 2008 compared to the same period in 2007 predominantly from increases in payroll-related expenses of $0.6 million resulting from additional headcount, $0.3 million resulting from severance-related expenses, and $0.2 million from an increase in stock-based compensation expense.  Additionally, outside service costs increased by $0.3 million for the three months ended March 31, 2008.

For 2008, we expect research and development spending to increase from 2007 as we continue to invest in bringing new products to market, conduct clinical research and focus on product development and enhancements.

Patients First Program:

	Three months ended March 31,
(In millions)	2008	2007	Change
Patients First Program	$—	$(1.8)	$1.8
% of net revenues	—%	-2.8%

As part of the OrthoClear Agreement in October 2006, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, we committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  In the fourth quarter of 2006, we recorded an $8.3 million charge for the anticipated costs of completing this program, and subsequently in the first quarter of 2007, we reduced our Patients First Program accrual by $1.8 million to reflect a reduction of our initial estimate to the number of cases actually received by the case submission deadline.  We shipped virtually all Patients First Program cases by June 30, 2007.

Interest and other income, net:

	Three months ended March 31,
(In millions)	2008	2007	Change
Interest and other income, net	$1.0	$0.5	$0.5

Interest and other income, net, includes interest income earned on cash balances, and interest expense on debt, foreign translation gains and losses and other miscellaneous charges.

Interest income, net for the three months ended March 31, 2008 increased compared to the three months ended March 31, 2007 due to higher average cash, cash equivalents and marketable securities balances in 2008, partially offset by lower interest rates.  The increase was also due to interest expense related to the outstanding balance on our line of credit during the first quarter of 2007, whereas there were no outstanding borrowings against our line of credit during the first quarter of 2008, resulting in no interest expense for the three months ended March 31, 2008.

Other income, net for the three months ended March 31, 2008 and 2007 was immaterial.

Income tax provision:

	Three months ended March 31,
(In millions)	2008	2007	Change
Provision for income taxes	$0.3	$0.5	$(0.2)

We recorded an income tax provision of $0.3 million for the three months ended March 31, 2008, representing an effective tax rate of 5.2%.  Our effective tax rate for the remainder of 2008 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction. We recorded an income tax provision of $0.5 million for the three months ended March 31, 2007, representing an effective tax rate of 6.4%.

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

Liquidity and Capital Resources

We fund our operations from product sales, the proceeds from the sale of our common stock, and from occasional borrowings under our available credit facility.  As of March 31, 2008 and December 31, 2007 we had the following cash and cash equivalents, and short-term marketable securities (in thousands):

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$113,680	$89,140
Marketable securities, short-term	18,683	38,771
Total	$132,363	$127,911

Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2008, resulting primarily from our net profit of $5.3 million adjusted for non-cash items such as depreciation and amortization, amortization of intangibles and stock-based compensation expense totaling $7.1 million.  These increases in cash flows from operating activities were offset by a $9.2 million decrease in net assets, primarily due to a $9.7 million decrease in accrued and other long-term liabilities.

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2007, resulting primarily from our net profit of $7.0 million adjusted for non-cash items such as depreciation and amortization and stock-based compensation expense totaling $5.9 million. These increases in cash flows from operating activities were partially offset by a $6.8 million decrease in accounts payable and accrued liabilities, a $4.7 million increase in accounts receivable and a $0.6 million increase in inventory.

Net cash provided by investing activities was $15.2 million for the three months ended March 31, 2008, largely consisting of $20.1 million of net maturities of marketable securities partially offset by $5.2 million used for the purchase of capital assets.  Net cash used in investing activities was $2.1 million for the three months ended March 31, 2007, primarily due to $1.8 million used for the purchase of capital assets and $0.5 million of net purchases of marketable securities.

Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2008 resulting primarily from $6.2 million in proceeds from the issuance of our common stock, primarily from exercises of employee stock options.  Net cash provided by financing activities was $2.3 million for the three months ended March 31, 2007, resulting primarily from $6.0 million in proceeds from the issuance of our common stock, primarily from exercises of employee stock options, partially offset by $3.5 million in payments on our line of credit.

Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  In 2006, we began granting restricted stock units (“RSUs”) which, unlike stock options, do not generate cash from exercises.  As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable withholding taxes which will be paid by us on their behalf.  During the first three months of 2008, we paid $0.2 million of taxes related to RSUs that vested during the period for executive officers.

Effective January 1, 2008, the available borrowings under the revolving line of credit is $25 million. This credit facility matures on December 31, 2008.  During the first three months of 2007, we repaid $11.5 million of our outstanding borrowing on this credit facility.  As of March 31, 2008, we have no outstanding borrowings under this credit facility.  We are in compliance with the financial covenant of this credit facility.

On April 29, 2008, we announced that our Board of Directors had approved a stock repurchase program of up to $50 million.  We intend to complete the $50 million stock repurchase program through open market repurchases from time to time.  As of May 6, 2008, we repurchased 0.4 million shares of our common stock at an average price of $12.30 per share for an aggregate purchase price of $4.3 million.  In addition, we amended our credit facility to permit the stock repurchase program.

Contractual Obligations

As of March 31, 2008 there were no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2007.

•                            Revenue recognition;

•                            Stock-based compensation expense;

•                            Long-lived assets, including finite lived purchased intangible assets;

•                            Deferred tax valuation allowance.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2008 compared to what was previously disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

 See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.  Our exposure to market risk has not changed materially since December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

Ormco

On January 6, 2003, Ormco Corporation (“Ormco”) filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. Ormco is a division of Sybron Dental Specialties (a Danaher Corporation subsidiary).  The complaint sought unspecified monetary damages and injunctive relief.  On February 18, 2003, we answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to our counterclaims on March 10, 2003 and asserted counterclaims against us seeking a declaration by the Court of invalidity and non-infringement of U.S. Patent No. 6,398,548. We amended our counterclaim to add Allesee Orthodontic Appliances, Inc. (“AOA”), a wholly-owned subsidiary of Ormco, as a counterdefendant in regard to our counterclaim of infringement of U.S. Patent No. 6,398,548. The Court then permitted Ormco to amend its Complaint and permitted us to amend our counterclaim to add an additional patent each. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 on October 15, 2003. On October 27, 2003, we filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

In connection with these claims, the Court granted five motions for summary judgment that we filed. First, on May 14, 2004, the Court granted our motion for summary judgment of non-infringement, finding that our Invisalign system does not infringe any of the asserted Ormco patents (5,447,432, 5,683,243, 6,244,861 and 6,616,444). Second, on July 2, 2004, the Court granted in part our motion for summary judgment of infringement, finding that Ormco and AOA infringe certain, but not all, claims of our patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, on August 26, 2004, the Court granted our motion for summary judgment of invalidity of Ormco’s asserted patents claims (5,447,432, 5,683,243, 6,244,861 and 6,616,444). As noted above, the Court earlier found that we do not infringe these patents. In addition, the Court also denied Ormco’s and AOA’s motion for summary judgment seeking a finding of invalidity of our asserted patent claims (6,398,548 and 6,554,611). Fourth, the Court granted our summary judgment motion that our asserted patent claims are not invalid based on the evidence currently before the Court. Although the Court granted that motion, it reopened discovery on two additional invalidity arguments Ormco and AOA asserted. Fifth, the Court also granted our summary judgment motion that our patents are not unenforceable and granted Ormco’s and AOA’s summary judgment motion that Ormco and AOA did not willfully infringe our patents.

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

There have been two appeals. After the Permanent Injunction was entered, Ormco and AOA appealed that injunction and the orders of the District Court on summary judgment on which the injunction was based. Oral argument took place on April 3, 2006. Following oral argument, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) issued a ruling declaring two out of a total of seventy-one claims in our US Patent No. 6,398,548 and four out of a total of ten claims in US Patent No. 6,554,611 to be invalid as “obvious.” The CAFC’s decision reverses the California District Court summary judgment order of validity.

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

The second appeal was from the final judgment. Ormco appealed the ruling of the District Court that 92 claims in four of its patents are not infringed by us and that the asserted claims are invalid. We appealed the ruling of the District Court that certain claims of our 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid. The CAFC issued a ruling on August 24, 2007, affirming the District Court’s ruling that 86 out of 92 claims in Ormco’s 5,447,432, 5,683,243, 6,244,861 and 6,616,444 patents are invalid and not infringed by us. The CAFC reversed the District Court’s non-infringement and invalidity rulings on six claims in Ormco’s 6,616,444 patent, which will be returned to the District Court for a determination of validity and infringement of those claims. The Court has denied Ormco’s petition for rehearing with respect to the portion of the Federal Circuit’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of the 86 claims.

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

Ormco has filed a petition with the U.S. Supreme Court asking for an extension of time in which to file a petition for review by the U.S. Supreme Court with respect to the portion of the CAFC’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of the 86 claims. The Supreme Court granted Ormco’s petition for an extension of time. On February 14, 2008, Ormco filed with the U.S. Supreme Court a petition for review of the Federal Circuit’s ruling that 86 of Ormco’s patent claims are not infringed and are invalid.  We filed a response to Ormco’s petition on April 7, 2008.  Ormco will have an opportunity to reply to our response.  Meanwhile, the District Court has set a schedule for the case to proceed on the six claims in Ormco’s ‘444 patent which were returned to the District Court for further proceedings.  The parties are currently conducting discovery.  Trial dates have been set for February 10, 2009 on liability issues, and for September 2009 on damages issues.

Other matters

USPTO

During fiscal 2005 and 2006, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California, law firm, acting on behalf of an unnamed party, requesting Ex Parte re-examination of our patents. A Reexamination Certificate has been issued regarding the 6,309,215, 6,398,548, 6,705,863, 6,217,325, 6,722,880 and 6,318,994 patents and therefore these patents are no longer in reexamination.  We received an Action Closing Prosecution on the 6,685,469 patent.  We are awaiting a Reexam Certificate regarding the 5,975,893 patent. We are awaiting a communication from the Patent Office regarding the 6,629,840 patent.  The status of the 5,975,893 patent and the 6,629,840 patent is as follows:

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

As part of the OrthoClear Agreement, OrthoClear agreed to take no further action with respect to the Inter Parte Requests, including the 6,629,840 patent.

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

On July 3, 2007, we filed our answer to the complaint and asserted 17 affirmative defenses. On July 20, 2007, we filed a motion for summary judgment on the Third Cause of Action (the only cause of action alleged against us).  On August 24, 2007, Weber filed a motion for class certification. On October 1, 2007, we filed an opposition to the motion of class certification and we are currently awaiting rulings from the Court. OrthoClear has filed a motion to dismiss. The initial case management conference and all discovery has been stayed pending the Court’s decision on the motion for class certification, OrthoClear’s motion to dismiss and our motion for summary judgment.

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

While we returned to profitability in 2007 and into the first quarter of 2008, we experienced a net loss in each quarter of 2006. If we are to sustain or increase profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow in 2007 and into the first quarter of 2008, we experienced negative cash flow in 2006. We cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing doctor and consumer demand for our products. These fluctuations could cause our stock price to decline. Some of the factors that could cause our operating results to fluctuate include:

•                          limited visibility into and difficulty predicting the level of activity in our customers’ practices from quarter to quarter;

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

Orthodontists and GPs may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate.

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

In response to challenges in our business, including increased competition, in November 2005, we reduced the list price of full Invisalign cases and in the third quarter of 2005 we introduced Invisalign Express, a lower-cost solution for less complex cases. In addition, in the fourth quarter of 2005, we expanded our volume based discount program to all doctors. As a result of these programs, the blended average selling price of our products declined in 2006 compared to 2005. Additionally in Europe, we introduced new pricing initiatives in the first quarter of 2006 which resulted in a lower average selling price. Although our blended average selling prices increased in 2007 compared to 2006 primarily as a result of a product mix shift towards full Invisalign and an increasing number of lower volume GPs who did not attain volume discount levels, if we are to introduce any similar discount programs in the future or if participation in these programs increases, our revenues, gross margin and net profits (losses) may be adversely affected.

Our future success may depend on our ability to develop and successfully introduce new products.

Our future success may depend on our ability to develop, manufacture, market, and obtain regulatory approval or clearance of new products. We announced the anticipated launch of Invisalign Teen in the latter half of 2008 and Invisalign ClinAssist in the latter half of 2008 or early 2009. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, our ability to include functionality and features that address customer requirements, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient. Since it takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

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

We currently outsource key portions of our manufacturing process. We rely on IMS, a third party shelter services provider located in Juarez, Mexico, to fabricate aligner molds as well as finished aligners and to ship the completed product to customers. If IMS fails to deliver its components or if we unexpectedly lose its services, we may be unable to deliver our products in a timely manner, and our business may be harmed. Any difficulties encountered by us or IMS with respect to hiring and retaining qualified personnel, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner.

We experience competition from manufacturers of traditional braces and expect aggressive competition from these and other companies that may introduce new technologies in the future.

Currently, our Invisalign product competes directly against products manufactured and distributed by Ormco Orthodontics, a division of Sybron Dental Specialties (a Danaher Corporation subsidiary), and traditional braces manufactured by 3M Company and Dentsply International. These manufacturers have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, any of which could have a material adverse effect on our revenues, volume growth, net profit (losses) and stock price. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

We are currently focused on adding additional functionality into our business enterprise systems to more efficiently integrate these systems with our other system applications, such as customer facing and manufacturing tools, and intend to continue this effort for the foreseeable future. System upgrades and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results. Furthermore, we continuously upgrade our customer facing software applications, specifically ClinCheck and VIP. Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released. The discovery of a defect or error in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenue or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2008, we had 102 issued U.S. patents, 171 pending U.S. patent applications, and 36 issued foreign patents, and 144 pending foreign patent applications.

We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position. However, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. During fiscal 2005 and 2006, requests were filed with the United States Patent and Trademark Office (“USPTO”) by a San Francisco, California law firm, acting on behalf of an unnamed party and in some instances acting on behalf of OrthoClear, requesting re-examination of a number of our patents.  See Part II, Item 1 of this Quarterly Report on Form 10-Q for a summary of the USPTO proceedings. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. We also rely on protection of our copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share.

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

We are currently a party to various other legal proceedings and claims. Management does not believe that the ultimate outcome of these other legal proceedings and claims will have a material adverse effect on our financial position or results of operations. In addition, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. Any of these results from our litigation could adversely affect our results of operations and stock price. See Part II, Item 1 of this Quarterly Report on Form 10-Q for a summary of our material pending legal proceedings.

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

We have expanded rapidly since we commenced commercial sales in 1999. Our headcount increased from approximately 50 employees as of December 31, 1999 to 1,348 employees as of March 31, 2008.  This expansion will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls, both in the U.S. and internationally. In particular, growth increases the challenges involved in a number of areas, including recruiting and retaining sufficiently skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. Our inability to effectively manage growth could harm our business.

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues depends upon our direct sales force within our North American and international markets. As of March 31, 2008, our North American sales organization consisted of 163 people, of which 134 were direct sales representatives and 29 were sales administration and regional sales management. Internationally, we have over 30 people engaged in sales and sales support as of March 31, 2008.  We do not have any long-term employment contracts with the members of our direct sales force.  The loss of the services of these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

We have adopted a shareholders rights’ plan to limit the possibility that we are acquired, which may mean that a transaction that shareholders are in favor of or are benefited by may be prevented.

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

We have negotiated tax incentives with the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica. Under the incentives, all of the income we earn in Costa Rica during these eight to twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2010. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2007. As a result of these incentives, income taxes decreased by $2 million in 2007. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could cause our operating results to be harmed.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                        OTHER INFORMATION

On May 5, 2008, we entered into Amended and Restated Employment Agreements (each an “Amendment”) with each of the following executive officers:  Afsanah Azadeh, vice president, information technology and chief information officer, Dan Ellis, vice president, North American sales, Sonia Clark, vice president, human resources, Roger E. George, vice president, corporate and legal affairs, general counsel and corporate secretary, Gil Laks, vice president, international and Darrell Zoromski, vice president, global marketing and chief marketing officer.  Each Amendment amends and restates the employment agreement between Align and the applicable executive to include language intended to avoid the imposition of taxes pursuant to Section 409A of the Internal Revenue Code on certain payments to the executive in the event the executive resigns for good reason within 12 months of a change of control.  The foregoing description is qualified in its entirety by reference to the form of the agreement for each executive attached to this Quarterly Report on Form 10-Q as Exhibit 10.3.

On May 5, 2008, Align entered into an Amended and Restated Employment Agreement (the “Prescott Amendment”) amending the employment agreement with Thomas M. Prescott, President and Chief Executive Officer dated April 5, 2007 (the “Prior Agreement”).  The Prior Agreement was amended and restated to include language intended to avoid the imposition of taxes pursuant to Section 409A of the Internal Revenue Code on certain payments to Mr. Prescott in the event Mr. Prescott resigns for good reason following a change of control.  The foregoing description is qualified in its entirety by reference to the Prescott Amendment attached as an Exhibit to this Quarterly Report on Form 10-Q as Exhibit 10.4.

ITEM 6.        EXHIBITS

(a)              Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of Annual Incentive Awards	Form 8-K	01/11/08	Item 5.02

10.2	Separation & General Release Agreement between Registrant and Hossein Arjomand	Form 10-K	02/26/08	10.23

10.3	Form of Executive Officer Employment Agreement (other than CEO) †				*

10.4	Amended and Restated Employment Agreement between Registrant and Thomas M. Prescott dated May 5, 2008 †				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†              Management contract or compensatory plan or arrangement filed as an Exhibit to this form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/s/ KENNETH B. AROLA
Kenneth B. Arola Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of Annual Incentive Awards†	Form 8-K	01/11/08	Item 5.02

10.2	Separation & General Release Agreement between Registrant and Hossein Arjomand	Form 10-K	02/26/08	10.23

10.3	Form of Executive Officer Employment Agreement (other than CEO) †				*

10.4	Amended and Restated Employment Agreement between Registrant and Thomas M. Prescott dated May 5, 2008 †				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†                                          Management contract or compensatory plan or arrangement filed as an Exhibit to this form.