Form 10-Q
period 2008-06-30
ALIGN TECHNOLOGY INC
filed 2008-08-08
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2008 was 67,615,064.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign ClinAssist, Invisalign Teen and Vivera, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenues	$79,902	$76,603	$154,678	$140,364

Cost of revenues	20,243	20,247	39,851	37,776

Gross profit	59,659	56,356	114,827	102,588

Operating expenses:

Sales and marketing	32,464	24,353	60,523	47,503
General and administrative	16,322	11,880	31,510	24,065
Research and development	7,001	6,675	14,296	12,368
Patients First Program	—	—	—	(1,796)

Total operating expenses	55,787	42,908	106,329	82,140

Profit from operations	3,872	13,448	8,498	20,448

Interest and other income, net	443	680	1,409	1,135

Net profit before provision for income taxes	4,315	14,128	9,907	21,583
Provision for income taxes	(285)	(510)	(573)	(987)

Net profit	$4,030	$13,618	$9,334	$20,596

Net profit per share:
Basic	$0.06	$0.20	$0.14	$0.31
Diluted	$0.06	$0.19	$0.13	$0.29

Shares used in computing net profit per share:
Basic	68,581	66,696	68,817	66,068
Diluted	69,916	71,207	70,478	70,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,339	$89,140
Marketable securities, short-term	45,723	38,771
Accounts receivable, net of allowance for doubtful accounts of $672 and $760, respectively	51,173	44,850
Inventories, net	3,017	2,910
Prepaid expenses and other current assets	10,132	8,846
Total current assets	174,384	184,517
Property and equipment, net	29,525	25,320
Goodwill	478	478
Intangible assets, net	9,197	10,615
Other assets	3,585	1,831
Total assets	$217,169	$222,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,965	$9,222
Accrued liabilities	34,708	39,875
Deferred revenues	14,144	12,362
Total current liabilities	57,817	61,459
Other long-term liabilities	133	148
Total liabilities	57,950	61,607
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 67,580 and 68,682 shares issued, respectively; 67,580 and 68,642 shares outstanding, respectively)	7	7
Additional paid-in capital	446,723	450,140
Accumulated other comprehensive income, net	919	657
Accumulated deficit	(288,430)	(289,650)
Total stockholders’ equity	159,219	161,154
Total liabilities and stockholders’ equity	$217,169	$222,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net profit	$9,334	$20,596
Adjustments to reconcile net profit to net cash provided by operating activities:
Depreciation and amortization	4,803	5,211
Amortization of intangibles	1,418	1,791
Stock-based compensation expense	8,786	5,387
Benefit of doubtful accounts	(152)	(62)
Loss on retirement and disposal of fixed assets	210	28
Excess tax benefit from share-based payment arrangements	(86)	(409)
Changes in assets and liabilities:
Accounts receivable	(5,537)	(13,441)
Inventories	(100)	(300)
Prepaid expenses and other current assets	(1,163)	(1,301)
Accounts payable	81	575
Accrued and other long-term liabilities	(5,677)	(5,550)
Deferred revenues	1,715	1,182
Net cash provided by operating activities	13,632	13,707

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,634)	(3,426)
Proceeds from sale of equipment	185	—
Purchases of marketable securities	(45,148)	(17,586)
Maturities of marketable securities	36,309	10,180
Other assets	170	302
Net cash used in investing activities	(18,118)	(10,530)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,521	18,484
Payments on line of credit	—	(11,500)
Repurchased shares of common stock	(27,686)	—
Excess tax benefit from share-based payment arrangements	86	409
Employees’ taxes paid upon the vesting of restricted stock units	(238)	(265)
Net cash provided by (used in) financing activities	(20,317)	7,128

Effect of foreign exchange rate changes on cash and cash equivalents	2	176

Net increase (decrease) in cash and cash equivalents	(24,801)	10,481
Cash and cash equivalents at beginning of period	89,140	55,113
Cash and cash equivalents at end of period	$64,339	$65,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, including normal recurring adjustments, necessary to present fairly Align’s financial position as of June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007.  The Condensed Consolidated Balance Sheet as of December 31, 2007 was derived from the December 31, 2007 audited financial statements.  Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported net earnings and financial position.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, and the Company makes no representations related thereto.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”).  FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No.160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt FAS 160 beginning in the first quarter of 2009. The Company is evaluating the impact the adoption of FAS 160 will have on its consolidated financial position and results of operations.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The Company is currently evaluating the impact of the pending adoption of FAS 161 on its consolidated financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  FAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of FAS 162 to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of 2010. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2.                      Marketable Securities and Fair Value Measurements

The Company’s marketable securities as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

June 30, 2008	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes and bonds	$7,951	$3	$—	$7,954
Corporate bonds and certificates of deposit	13,221	3	(17)	13,207
Agency bonds and discount notes	10,931	—	(14)	10,917
Commercial paper	13,656	2	(13)	13,645
Total	$45,759	$8	$(44)	$45,723

December 31, 2007	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes and bonds	$4,081	$6	$—	$4,087
Corporate bonds	6,983	—	—	6,983
Commercial paper and asset-backed securities	27,754	—	(53)	27,701
Total	$38,818	$6	$(53)	$38,771

For the three and six months ended June 30, 2008 and 2007, no significant losses were realized on the sale of marketable securities.

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of June 30, 2008 (in thousands):

Description	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$28,700	$28,700	$—
U.S. government debt securities	8,994	8,994	—
Corporate bonds and certificates of deposit	2,799	—	2,799
Commercial paper	11,999	—	11,999
Short-term investments:
Corporate bonds and certificates of deposit	13,207	—	13,207
U.S. government debt securities	7,954	—	7,954
Agency bonds and discount notes	9,917	—	9,917
Commercial paper	13,645	—	13,645
Bank notes	1,000	—	1,000
Long-term investments:
Corporate bonds and certificates of deposit	894	—	894
Agency bonds and discount notes	1,000		1,000
	$100,109	$37,694	$62,415

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments.  As of June 30, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Note 3.   Balance Sheet Components

Inventories, net are comprised of (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$1,947	$1,983
Work in process	747	631
Finished goods	323	296
	$3,017	$2,910

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued payroll and benefits	$17,365	$22,165
Accrued sales rebate	2,368	3,724
Accrued Patients First Program costs	463	996
Accrued sales and marketing expenses	3,085	2,910
Accrued warranty	2,253	2,035
Other	9,174	8,045
Total accrued liabilities	$34,708	$39,875

Note 4.   Intangible Assets

The following is a summary of the Company’s purchased intangible assets as of June 30, 2008 and December 31, 2007 (in thousands):

		June 30, 2008			December 31, 2007
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Non-compete agreements	5	$14,000	$4,812	$9,188	$14,000	$3,412	$10,588
Patent	5	180	171	9	180	153	27
Total		$14,180	$4,983	$9,197	$14,180	$3,565	$10,615

These intangible assets are being amortized on a straight-line basis over the expected useful life of five years.  The Company performs an impairment test whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, or a significant decline in the Company’s stock price for a sustained period.  Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. There were no impairments of intangible assets during the periods presented.

The total estimated annual future amortization expense for these intangible assets as of June 30, 2008 is as follows (in thousands):

Fiscal Year
2008 (remaining 6 months)	$1,409
2009	2,800
2010	2,800
2011	2,188
Total	$9,197

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

There have been two appeals. After the permanent injunction was entered, Ormco and AOA appealed that injunction and the orders of the District Court on summary judgment on which the injunction was based. Oral arguments took place on April 3, 2006. Following oral arguments, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) issued a ruling declaring two out of a total of 71 claims in the Company’s US Patent No. 6,398,548 and four out of a total of ten claims in US Patent No. 6,554,611 to be invalid as “obvious.” The CAFC’s decision reverses the California District Court summary judgment order of validity.

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

Ormco filed a petition for review with the U.S. Supreme Court with respect to the portion of the CAFC’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of Ormco’s 86 claims. The Supreme Court denied Ormco’s petition.   In addition, the District Court has set a schedule for the case to proceed on the six claims in Ormco’s ‘444 patent which were returned to the District Court for further proceedings.  The parties are currently conducting discovery.  Trial dates have been set for February 10, 2009 on liability issues, and for September 2009 on damages issues.

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

Note 6.                      Credit Facilities

Effective January 1, 2008, the available borrowings under the revolving line of credit is $25 million. This credit facility matures on December 31, 2008.  As of June 30, 2008, there were no outstanding borrowings against this credit facility, and the Company is in compliance with the financial covenant of this credit facility.

Note 7.                      Commitments and Contingencies

As of June 30, 2008, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Years Ending December 31,

2008	$1,653
2009	2,743
2010	2,084
2011	1,613
2012 and thereafter	2,240
Total	$10,333

Product Warranty

The Company warrants its products against material defects until the Invisalign case is completed.  The Company accrues for warranty costs in cost of revenues upon shipment of products. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on replacement costs.  The Company regularly reviews the accrued balances and updates these balances based on historical warranty trends.  Actual warranty costs incurred have not materially differed from those accrued.  However, future actual warranty costs could differ from the estimated amounts.

The following table reflects the change in the Company’s warranty accrual during the six months ended June 30, 2008 and 2007, respectively (in thousands):

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$2,035	$2,094
Charged to cost of revenues	1,311	1,090
Actual warranty expenses	(1,185)	(970)
Balance at end of period	$2,161	$2,214

Note 8.                      Stock-based Compensation

Summary of stock-based compensation expense

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  FAS123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  The following table summarizes stock-based compensation expense related to all of the Company’s stock-based awards and employee stock purchases under FAS 123R for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Cost of revenues	$471	$210	$861	$444
Sales and marketing	1,440	898	2,679	1,755
General and administrative	2,279	1,429	4,113	2,532
Research and development	585	328	1,133	656
Total stock-based compensation expense	$4,775	$2,865	$8,786	$5,387

The fair value of stock options granted and the option component of the Purchase Plan shares were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options:
Expected term (in years)	4.4	4.4	4.4	4.6
Expected volatility	59.9%	58.8%	59.8%	71.5%
Risk-free interest rate	3.1%	4.8%	2.8%	4.7%
Expected dividend		—		—
Weighted average fair value at grant date	$6.29	$11.61	$6.50	$10.89

Employee Stock Purchase Plan: (1)
Expected term (in years)			1.3	1.3
Expected volatility			70.4%	59.5%
Risk-free interest rate			2.2%	5.1%
Expected dividend				—
Weighted average fair value at grant date			$5.40	$6.84

(1)   The Employee Stock Purchase Plan has purchase dates on February 1 and August 1 of each year.  There were no Employee Stock Purchase Plan activities during the second quarters of 2008 and 2007.

Stock Incentive Plans

In May 2005, stockholder approval was obtained for the 2005 Incentive Plan (the “2005 Plan”), which replaced the 2001 Stock Incentive Plan (the “2001 Plan”). The 2005 Plan, which expires December 31, 2010, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares.  Employees, non-employee directors and consultants are eligible to receive grants under the 2005 Plan.  The options are granted for periods not exceeding ten years and generally vest over 4 years with 25% vesting one year from the date of grant and 1/48th each month thereafter.  The Plan Administrator may, however, grant options with different vesting schedules at its discretion. Options are to be granted at an exercise price not less than the fair market value of the underlying shares at the date of grant.

Options

Stock option activity for the six months ended June 30, 2008 under the stock incentive plans is set forth below:

	Total Shares Underlying Stock Options			In-The-Money Options
			Weighted
	Number of		Average	Number of
	Shares	Weighted	Remaining	Shares	Weighted	Aggregate
	Underlying	Average	Contractual	Underlying	Average	Intrinsic
	Stock Options	Exercise	Term	Stock Options	Exercise	Value
	(in thousands)	Price	(in years)	(in thousands)	Price	(in thousands)
Outstanding as of December 31, 2007	7,133	$10.99
Granted	2,021	13.00
Cancelled or expired	(389)	12.40
Exercised	(709)	6.40
Outstanding as of June 30, 2008	8,056	$11.83	7.4	3,629	$6.85	$13,223
Vested and expected to vest at June 30, 2008	7,768	$11.75	7.3	3,598	$6.84	$13,138
Exercisable at June 30, 2008	4,312	$10.34	6.0	2,898	$6.65	$11,122

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Align’s closing stock price on the last trading day of the second quarter of 2008 of $10.49 and the number of in-the-money options multiplied by the respective exercise price) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of stock options exercised for the three and six months ended June 30, 2008 was $0.8 million and $4.5 million, respectively.  The total intrinsic value of stock options exercised for the three and six months ended June 30, 2007 was $17.9 million and $24.2 million, respectively. As of June 30, 2008, Align expects to recognize $24.5 million of total unamortized compensation cost related to stock options over a weighted average period of 2.8 years. The Company has recognized tax benefits from exercised options for the six months ended June 30, 2008 of approximately $86,000.  The tax benefits associated with these option exercises reduced income taxes payable with the offset credited to additional paid-in capital.

Restricted Stock Units

The Company grants restricted stock units (RSUs) that generally vest over 4 years.  Prior to October 2007, 25% of the grant vested on the one year anniversary of the date of grant and 6.25% vested quarterly thereafter.  In October 2007, the Compensation Committee of the Board of Directors approved to change the vesting for prospective grants of RSUs to 25% annually.  The fair value of each award is based on the Company’s closing stock price on the date of grant.  A summary of the nonvested shares for the six months ended June 30, 2008 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2007	651	$15.78
Granted	640	12.94
Vested and released	(148)	15.82
Forfeited	(49)	13.51
Nonvested as of June 30, 2008	1,094	$14.22	1.8	$11,473

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by using Align’s closing stock price on the last trading day of the second quarter of 2008 of $10.49 multiplied by the number of nonvested restricted stock units) that would have been received by the award holders had all restricted stock units been vested and released on June 30, 2008.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of restricted stock units vested and released for the three and six months ended June 30, 2008 was $0.7 million and $1.9 million, respectively.  The total intrinsic value of restricted stock units vested and released for the three and six months ended June 30, 2007 was $0.6 million and $2.0 million, respectively.  As of June 30, 2008, the total unamortized compensation cost related to restricted stock units was $13.4 million, which Align expects to recognize over a weighted average period of 3.0 years.

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

As of June 30, 2008, Align expects to recognize $2.8 million of total unamortized compensation cost related to employee stock purchases over a weighted average period of 0.7 years.

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

The Company has unrecognized tax benefits of approximately $2.8 million as of December 31, 2007. Included in the unrecognized tax benefits are $0.3 million of uncertain tax positions that would impact the Company’s effective tax rate if recognized. The application of FIN 48 would have resulted in an increase of the accumulated deficit by $2.9 million, except that the increase was fully offset by the application of a valuation allowance.  In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes.   Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.  There was no change to the Company’s unrecognized tax benefits for the six month period ended June 30, 2008 nor does the Company expect a material change for the twelve month period ending December 31, 2008.

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

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net profit	$4,030	$13,618	$9,334	$20,596

Weighted-average common shares outstanding, basic	68,581	66,696	68,817	66,068

Effect of potential dilutive common shares	1,335	4,511	1,661	4,278
Total shares, diluted	69,916	71,207	70,478	70,346

Basic net profit per share	$0.06	$0.20	$0.14	$0.31
Diluted net profit per share	$0.06	$0.19	$0.13	$0.29

For the three and six months ended June 30, 2008, stock options and restricted stock units totaling 5.5 million and 4.7 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.  For the three and six months ended June 30, 2007, stock options and restricted stock units totaling 1.0 million and 1.9 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 11. Comprehensive Income

Comprehensive income includes net profit, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net profit	$4,030	$13,618	$9,334	$20,596
Foreign currency translation adjustments	(43)	75	253	173
Unrealized gain/(loss) on available-for-sale securities	(37)	(8)	9	(10)
Comprehensive income	$3,950	$13,685	$9,596	$20,759

Note 12. Segments and Geographical Information

Segment

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.  During all periods presented, the Company operated as a single business segment.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
North America	$63,025	$64,721	$123,283	$119,064
Europe	16,311	11,329	30,466	19,806
Other international	566	553	929	1,494
Total net revenues	$79,902	$76,603	$154,678	$140,364

	As of June 30, 2008	As of December 31, 2007
Long-lived assets:
North America	$40,149	$35,632
Europe	1,150	1,081
Other international	1,486	1,531
Total long-lived assets	$42,785	$38,244

Note 13. Common Stock Repurchase Program

In April 2008, the Company’s Board of Directors approved a common stock repurchase program authorizing management to repurchase up to $50 million of the Company’s outstanding common stock.  Purchases under the program were made, from time to time, in the open market.  During the three months ended June 30, 2008, the Company repurchased 2.2 million shares of common stock at an average price of $12.65 per share for an aggregate purchase price of $27.7 million, including commissions.  The common stock repurchases reduced additional paid-in capital by $19.6 million and increased accumulated deficit by $8.1 million.  The remaining authorized amount of stock repurchases under this program is $22.3 million.  All repurchased shares will be retired.

Note 14.  Subsequent Events

Restructuring Plan

In July 2008, the Company announced a restructuring plan to reduce its overall company spending and slow headcount growth while allowing the Company to continue critical investments in its new products and strategic initiatives.  The Company announced a reduction in full time headcount and the implementation of discretionary spending cuts, which will have the effect of reducing expenses by $5 to $6 million over the second half of the year in selected areas.  Additionally, the Company will implement a phased-consolidation of order acquisition operations from corporate headquarters in Santa Clara, California to Juarez, Mexico.  The Company anticipates completing the consolidation by the end of 2008, at which time, the headcount in the United States will be transitioned out. Annualized cost savings of $1.0 to $1.5 million from this action will be realized in 2009.  These actions will result in a restructuring charge of approximately $2.6 million in the second half of 2008, of which approximately $2.2 million will be recognized in the third quarter of 2008.

Lease Guarantee

On July 31, 2008, the Company entered into an agreement in favor and for the benefit of Elamex de Juarez, S.A. DE C.V., landlord to International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), Align’s third party shelter services provider, to guarantee IMS’ lease payments for its facility located in Juarez, Mexico.  The current lease for this facility expires in July 2013.  Pursuant to the guarantee, the Company is obligated to pay Elamex de Juarez, S.A. DE C.V. for any rents in default by IMS.

In connection with the above guarantee issued by the Company and as of August 1, 2008, the Company is contingently liable for future rental payments of approximately $1.8 million, which will decrease monthly as IMS pays the monthly rent of approximately $30,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the release of Invisalign ClinAssist, Invisalign Teen and Vivera including the expected impact these new products and product enhancements will have on doctor utilization and our market share, and with respect to Invisalign ClinAssist the anticipated product release date and product features, our expectations regarding product mix, our expectations regarding the existence and impact of seasonality, the anticipated amount of cost-savings due to the restructuring, the expected amount and timing of the charges to be incurred in connection with these measures, our expectation that our utilization rate will improve over time, our expectations regarding our average selling prices and gross profits in 2008, our intention to continue the integration of Invisalign into the curriculums of additional universities, our expectations regarding the benefit of increased consumer marketing programs, our expectations in 2008 regarding case shipment volume, the anticipated level of our operating expenses, and the number of doctors trained, statements regarding our stock repurchase program which could be delayed indefinitely by conditions in the stock or debt markets, our need to conserve capital resources for use in our operations and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Each Invisalign treatment plan is unique to the individual patient. Our full Invisalign treatment consists of as many Aligners as indicated by ClinCheck in order to achieve the doctors’ treatment goals.  Our Invisalign Express is a dual arch orthodontic treatment for cases that meet certain predetermined clinical criteria and consist of up to ten sets of aligners.  Invisalign Express treatment is intended to assist dental professionals to treat a broader range of patients by providing a lower-cost option for adult relapse cases, for minor crowding and spacing, or as a pre-cursor to restorative or cosmetic treatments such as veneers.  Invisalign Teen, which was launched in July 2008, is designed to meet the specific needs of the non-adult comprehensive or teen treatment market.  Upon completion of an Invisalign or non-Invisalign treatment, the patient may be prescribed our Vivera retainers, a clear aligner set designed for ongoing retention.

A number of factors, the most important of which are set forth below, may affect our results during the remainder of 2008 and beyond.

•                 Product innovation—New products and enhancements to existing products.  We believe that product performance and innovation is a cornerstone to our future long-term growth by driving and sustaining product adoption and enhancing the user experience and thereby increasing utilization growth.  Currently, the Invisalign system is a single system used by both GPs and orthodontists. We are committed to delivering new products and introducing new product features to better meet the needs of our two customers—orthodontists and GPs—each with distinct and separate needs.  Orthodontists want a more robust set of tools for greater predictability, wider applicability and more flexibility in the use of the Invisalign system. On the other hand, typical GPs want greater ease of use, more efficient and simplified diagnostic tools, guidance through the case set-up process, minimal treatment intervention and self-help tools designed to simplify treatment of cases of mild to moderate malocclusion. Based on this knowledge, in July 2008 we announced the release of Invisalign Teen and the anticipated release of Invisalign ClinAssist later this year.

With the introduction of Invisalign Teen in July, our Invisalign product family now includes a product designed to meet the specific needs of the non-adult comprehensive, or teen market.  Invisalign Teen includes features such as an aligner wear indicator to help gauge patient compliance and specially engineered aligner features to address the natural eruption of key teeth and root control issues common in teen patients.  Predominantly marketed to orthodontists who treat the vast majority of malocclusion in teen patients, these features make it easier and more efficient for orthodontists to treat those younger patients.   The launch of a teen-specific product will make the Invisalign system more applicable to an orthodontist’s patient base, which we believe will increase our penetration into and our share of the teen treatment market.

Invisalign ClinAssist is the first phase of our GP-specific product platform and is intended to help newly-certified and low volume Invisalign GPs accelerate the adoption and frequency of use of Invisalign into their practice.  ClinAssist is being designed with built-in monitoring tools and progress tracking.

We believe continuing to introduce new products and product features as well as enhancing the user experience will keep us at the forefront of the market and increase demand for Invisalign. The recent launch of Invisalign Teen and the planned roll out of Invisalign ClinAssist and other future products will rely on new features, tools and delivery options to meet specific clinical demands while providing a family of end-to-end solutions for our customers. We believe enhanced product performance and innovation will continue to drive the adoption and frequency of use (what we call utilization).    See Part II, Item 1A—“Risk Factors” for risks related to our ability to develop and successfully introduce new products.

•                 Increase customer adoption and utilization.  By increasing adoption through the expansion of our customer base and then increasing utilization by offering new products and feature enhancements to meet the needs of orthodontists and GPs, we believe the overall market for Invisalign and our share of that market will increase. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.  Our quarterly utilization rates from the first quarter of 2006 through the second quarter of 2008 are as follows:

* Utilization rates = # of cases shipped / # of doctors cases were shipped to

•                 Training new orthodontists and general practitioners.  Expanding our customer base through training is a key part of our strategy.  Through June 30, 2008, we have trained 30,260 GPs and 8,510 orthodontists in the United States and 13,340 doctors internationally.  We expect to train approximately 6,600 GPs and orthodontists worldwide in 2008.  In addition, by educating dental students and orthodontic residents on the benefits of the Invisalign technique, we believe they will be more likely to use this technology in their future practices and offer Invisalign as a treatment option.  Currently, we have incorporated the Invisalign technique into the curriculum of 38 university programs. We expect additional dental schools to integrate the Invisalign technique into their curricula in the future.

•                 Focus on education and customer support.  In order to build long-term relationships with our customers and increase utilization, we focus on providing ongoing training, support and services.  In early 2008, we announced the introduction of the Aligntech Institute program brand (www.aligntechinstitute.com ), which is a new interactive website that will provide clinical education and practice development training.  These clinical education and practice development training opportunities will include instructor-led certification classes, seminars and workshops, conference calls, web-based videos, case studies, and other clinical resources.  Many of these courses and resources are eligible for continuing education (CE) credits. By participating in these events, we believe that our customers will emerge with a better understanding of the product and its applicability, and with a greater aptitude for starting and finishing Invisalign cases successfully.  Our VIP portal (Virtual Invisalign Practice) provides our trained doctors and their staff access to thousands of Invisalign cases and best practices as well as up-to-date support information, programs and marketing materials for continuous support and information access.

•                 Stimulate demand for Invisalign treatment—Increasing our patient base.  Marketing to the consumer and creating demand is one of our key strategic objectives to driving long-term growth.  Our market research indicates that the vast majority of people with malocclusion who desire treatment do not elect traditional treatment because of its many limitations, such as compromised aesthetics and oral discomfort.  By communicating the benefits of Invisalign to both dental professionals and consumers, we intend to increase the number of patients who seek Invisalign treatment annually.  In 2008, we expect to increase our overall marketing spending in the United States with expenses related to the launch of our new TV advertising campaign which occurred in the first quarter of 2008 and an increased focus on other programs, such as digital online media, designed to raise the profile of Invisalign and drive more consumers to our most experienced doctors.  We will incur additional costs in the United States related to bringing new products to market, such as Invisalign Teen and Invisalign ClinAssist.  We also intend to initiate similar consumer marketing efforts, but on a smaller scale, in key European countries. Despite the continuing challenges in the U.S. economy and weak consumer spending, we believe that consumer demand creation is critical to our long-term growth.  As a result, we will continue to invest in efforts to increase consumer awareness of Invisalign.

•                 Product mix.  For the six months ended June 30, 2008 and 2007, our Invisalign revenues as a percentage of total net revenues are as follows:

	Six Months Ended June 30,
	2008	2007
Revenues By Channel
North American Invisalign:
Full revenues	68.2%	72.5%
Express revenues	7.7%	7.8%
Total North American Invisalign revenues	75.9%	80.3%
International Invisalign revenues	19.8%	14.8%
Other revenues	4.3%	4.9%
Total net revenues	100.0%	100.0%

We launched Vivera retainers in November 2007 and Invisalign Teen in July 2008, and we anticipate the launch of Invisalign ClinAssist in the latter half of 2008.  As a result of and depending upon customer adoption of these new products, as well as the timing of the Invisalign ClinAssist launch, we expect our mix of products to begin shifting gradually in the latter part of 2008 and into 2009.  Key features of these new products include staged delivery of retainers with Vivera, staged delivery of aligners with Invisalign ClinAssist, and up to six free replacement aligners with Invisalign Teen.  As a result of these features, these new products will have a significantly higher amount of deferred revenue as a percentage of their average selling price compared to our current products.  Included in the price of full Invisalign treatment, we offer case refinement, which is a finishing tool used to adjust a patient’s teeth to the desired final position. Both Invisalign Teen and Invisalign ClinAssist include a deferral for case refinement.  In addition, revenue for the six replacement aligners included in Invisalign Teen will be deferred based on their fair market value until the earlier of replacement aligners being used or until the case is completed. Invisalign ClinAssist will be invoiced upon the first staged shipment and revenue will be deferred to the balance sheet and recognized upon shipment of the final staged shipment.  The Vivera retainer subscription includes four shipments per year, and revenue is deferred upon the first shipment and then recognized ratably over the one year subscription period.  As these new products increase as a percentage of our total case volume in the latter part of 2008, deferred revenue on our balance sheet will increase.

•                 Growth of international markets.  We will continue to focus our efforts towards increasing adoption of Invisalign by dental professionals in our key international markets, Europe and Japan.  We expect our international revenues to continue to increase in absolute dollars and as a percentage of total net revenues in the foreseeable future. We continually evaluate cost effective ways to support our customers in smaller and less strategic markets. During 2007, we transitioned the sales of our product in part of the Asia-Pacific and Latin American regions to a distributor model. We will consider selling through distributors in other smaller or less strategic markets as well as consider expanding directly into additional countries on a case-by-case basis.

•                 Reliance on international manufacturing operations.  Our manufacturing efficiency has been and will continue to be an important factor in our future profitability. Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, dental technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans. These electronic treatment plans form the basis of ClinCheck and are used to manufacture aligner molds. In addition, we use International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), a third party based in Juarez, Mexico, for the fabrication and packaging of aligners. Our success will depend in part on the efforts and abilities of management to effectively manage these international operations, including our relationship with IMS. In addition, we currently are and will continue to be dependent on IMS’s and our ability to hire and retain employees, as well as hire and retain employees with the necessary skills to perform the more technical aspects of our operations. If our management or IMS fail in any of these respects, we could experience production delays and lost or delayed revenue.  In addition, even if we have case submissions, we may not have a sufficient number of trained dental technicians in Costa Rica to create the ClinCheck treatment forms, or if IMS is unable to ship our product to our customers on a timely basis, our revenue will be delayed or lost, which will cause our operating results to fluctuate. See Part II, Item 1A—“Risk Factors” for risks related to our international operations.

•                 Stock Repurchase Program.  On April 29, 2008, we announced that our Board of Directors had approved a stock repurchase program of up to $50 million.  During the three months ended June 30, 2008, we repurchased 2.2 million shares of our common stock at an average price of $12.65 per share for an aggregate purchase price of $27.7 million.

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

•                 Foreign Exchange Rates.  Although the U.S. dollar is our reporting currency, a portion of our revenues and profits are generated in foreign currencies. Revenues and profits generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates.  We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk.  Therefore, both positive and negative movements in currency exchanges rates against the U.S. dollar will continue to affect the reported amount of revenues and profits in our consolidated financial statements.

•                  Restructuring.  In July 2008, we announced a restructuring plan to reduce our overall company spending and slow headcount growth while allowing us to continue critical investments in our new products and strategic initiatives.  We announced a reduction in full time headcount and the implementation of discretionary spending cuts, which will have the effect of reducing expenses by $5 to $6 million over the second half of the year in selected areas. Additionally, we will implement a phased-consolidation of order acquisition operations from our corporate headquarters in Santa Clara, California to Juarez, Mexico.  We anticipate completing the consolidation by the end of 2008, at which time, the headcount in the United States will be transitioned out.  Annualized cost savings of $1.0 to $1.5 million from this action will be realized in 2009.  These actions will result in a restructuring charge of approximately $2.6 million in the second half of 2008, of which approximately $2.2 million will be recognized in the third quarter of 2008.

•                  Stock-based compensation.  We implemented Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”) in 2006, and we expect stock-based compensation to increase until at least 2010, which corresponds to our standard 4 year vesting term.  Thereafter, new grants will be expensed over the vesting period, however, this expense may be offset by fully vested grants that are no longer expensed.  For the three and six months ended June 30, 2008 and 2007, stock-based compensation expense recognized in accordance with FAS 123R is as follows (in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Stock-based Compensation	% of net revenues	Stock-based Compensation	% of net revenues	Stock-based Compensation	% of net revenues	Stock-based Compensation	% of net revenues
Cost of revenues	$471	0.6%	$210	0.3%	$861	0.6%	$444	0.3%
Sales and marketing	1,440	1.8%	898	1.2%	2,679	1.7%	1,755	1.3%
General and administrative	2,279	2.9%	1,429	1.8%	4,113	2.7%	2,532	1.8%
Research and development	585	0.7%	328	0.4%	1,133	0.7%	656	0.5%
Total stock-based compensation expense	$4,775	6.0%	$2,865	3.7%	$8,786	5.7%	$5,387	3.9%

Results of Operations

Net revenues:

Invisalign product revenues by channel and other revenues, which represented training and sales of ancillary products, for the three and six months ended June 30, 2008 and 2007 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net revenues	2008	2007	Net Change	% Change	2008	2007	Net Change	% Change
North America:
Ortho full	$20.9	$22.4	$(1.5)	(7.1)%	$41.3	$41.8	$(0.5)	(1.2)%
Ortho Express	2.4	2.5	(0.1)	(3.6)%	4.7	4.6	0.1	2.7%
Total Ortho revenues	23.3	24.9	(1.6)	(6.7)%	46.0	46.4	(0.4)	(0.8)%
GP full	33.0	32.9	0.1	0.3%	64.1	59.9	4.2	7.1%
GP Express	3.6	3.5	0.1	3.3%	7.3	6.3	1.0	15.2%
Total GP revenues	36.6	36.4	0.2	0.6%	71.4	66.2	5.2	7.8%
Total North American Invisalign	59.9	61.3	(1.4)	(2.4)%	117.4	112.6	4.8	4.3%
International Invisalign	16.4	11.6	4.8	41.3%	30.6	20.8	9.8	47.2%
Total Invisalign revenues	76.3	72.9	3.4	4.6%	148.0	133.4	14.6	11.0%
Other revenues	3.6	3.7	(0.1)	(1.1)%	6.7	7.0	(0.3)	(4.5)%
Total net revenues	$79.9	$76.6	$3.3	4.3%	$154.7	$140.4	$14.3	10.2%

Case volume data which represents Invisalign case shipment by channel, for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Invisalign case volume	2008	2007	Net Change	% Change	2008	2007	Net Change	% Change
North America:
Ortho full	14.8	16.8	(2.0)	(11.9)%	29.3	31.0	(1.7)	(5.5)%
Ortho Express	3.3	3.4	(0.1)	(3.4)%	6.3	6.2	0.1	2.7%
Total Ortho volume	18.1	20.2	(2.1)	(10.5)%	35.6	37.2	(1.6)	(4.1)%
GP full	22.1	22.8	(0.7)	(2.7)%	43.1	41.3	1.8	4.0%
GP Express	5.0	4.9	0.1	1.1%	9.9	8.8	1.1	13.3%
Total GP volume	27.1	27.7	(0.6)	(2.0)%	53.0	50.1	2.9	5.7%
Total North American Invisalign	45.2	47.9	(2.7)	(5.6)%	88.6	87.3	1.3	1.5%
International Invisalign	9.7	7.1	2.6	35.5%	18.0	12.7	5.3	41.8%
Total Invisalign case volume	54.9	55.0	(0.1)	(0.3)%	106.6	100.0	6.6	6.6%

For the three month period ended June 30, 2008 compared to the same period in 2007, overall net revenues improved as a result of increased International Invisalign revenues partially offset by lower North American Invisalign revenues.  International Invisalign revenues benefited from increased case volume, higher average selling prices, and favorable exchange rates against the U.S. dollar.  Our North American Invisalign revenues were lower during the second quarter of 2008 compared to the same period in 2007 reflecting a reduction primarily in the Ortho full case volume and partially offset by increased average selling prices as a result of fewer volume rebates.  In addition, our second quarter 2007 case shipments included approximately 4,000 incremental cases as we reduced the backlog created by the allocation of capacity to the Patients First Program during the fourth quarter of 2006 and the first quarter of 2007.

For the six month period ended June 30, 2008 compared to the same period in 2007, overall net revenues improved as a result of increased case volume and higher average selling prices primarily in the International channel.  International Invisalign revenues benefited from increased case volume, higher average selling prices, and favorable exchange rates against the U.S. dollar.  Our North American Invisalign revenues improved during the first half of 2008 compared to the same period in 2007 reflecting increased case volume and increased average selling prices as a result of fewer volume rebates.

For 2008, we expect our total net revenues to increase compared to 2007 primarily due to case volume.  We expect our average selling price to be slightly higher in 2008 compared to 2007.  We launched Vivera retainers in November 2007 and Invisalign Teen in July 2008 and anticipate the launch of Invisalign ClinAssist in the latter half of 2008.  As a result of and depending upon customer adoption of these new products, as well as the timing of the Invisalign ClinAssist launch, we expect our mix of products to begin shifting gradually in the latter part of 2008 and into 2009.  These new products will have a significantly higher amount of deferred revenue as a percentage of their average selling price, compared to our current products.  As these new products increase as a percentage of our total case volume in the latter part of 2008, deferred revenue on our balance sheet will increase.

Cost of revenues and gross profit:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2008	2007	Change	2008	2007	Change
Cost of revenues	$20.2	$20.2	$—	$39.9	$37.8	$2.1
% of net revenues	25.3%	26.4%		25.8%	26.9%

Gross profit	$59.7	$56.4	$3.3	$114.8	$102.6	$12.2
Gross profit %	74.7%	73.6%		74.2%	73.1%

Cost of revenues includes salaries for staff involved in the production process, costs incurred by IMS, a third party shelter service provider in Juarez, Mexico, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.

Gross profit improved during the second quarter of 2008 compared to the same period in 2007 as a result of increased average selling prices. The improvement in gross profit during the first half of 2008 compared to same period in 2007 reflects an increase in average selling prices, and higher case volume over our relatively fixed cost structure, which resulted in a decrease to our per unit standard cost.  Additionally, cost reductions resulting from improved operating efficiencies also contributed to the increase in gross profit.

We anticipate our gross profit in 2008 to be higher than 2007 due to increased case volume, higher average selling prices and improved operating efficiencies, partially offset by increases in fuel surcharges and aligner raw material costs.

Sales and marketing:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2008	2007	Change	2008	2007	Change
Sales and marketing	$32.5	$24.4	$8.1	$60.5	$47.5	$13.0
% of net revenues	40.6%	31.8%		39.1%	33.8%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Our sales and marketing expenses increased during the three months ended June 30, 2008 compared to the same period in 2007 primarily as a result of increased expenditures for media of $2.3 million, and $1.8 million related to new product development costs, including market research, clinical education, and professional marketing.  Payroll-related expenses increased $1.7 million for the three months ended June 30, 2008, as a result of increased headcount and other administrative expenses also increased $1.3 million for the three months ended June 30, 2008.  Additionally, stock-based compensation expense increased $0.5 million and commissions increased $0.5 million in the three months ended June 30, 2008 compared to the same period in 2007.

For the six months ended June 30, 2008, the increase in sales and marketing expenses was due to increased expenditures for new product development costs, including marketing research, clinical education, and professional marketing of $2.8 million, and increases in media of $2.9 million, and website and marketing events of $0.6 million.  Payroll-related expenses increased $2.8 million as a result of increased headcount and other administrative expenses increased $2.1 million for the six months ended June 30, 2008.  In addition, stock-based compensation expense increased $0.9 million and commissions increased $0.6 million in the six months ended June 30, 2008 compared to the same period in 2007.

For 2008, we expect sales and marketing expense, including stock-based compensation, to be higher than in 2007, as we expanded our North American sales force in late 2007 and anticipate expanding our international sales force in 2008.  In addition, we expect to increase marketing spending in the United States and Europe with a focus on consumer advertising, including television and print media.  We have incurred and will continue to incur additional costs in the United States related to bringing new products to market, such as Vivera, Invisalign Teen and Invisalign ClinAssist.

General and administrative:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2008	2007	Change	2008	2007	Change
General and administrative	$16.3	$11.9	$4.4	$31.5	$24.1	$7.4
% of net revenues	20.4%	15.6%		20.4%	17.1%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expenses increased during the three months ended June 30, 2008 compared to the same period in 2007 primarily due to higher payroll-related expenses of $1.8 million resulting from increased headcount and a $0.8 million increase in stock-based compensation expense.  In addition, we received a $1.6 million credit for an insurance reimbursement of legal costs associated with the OrthoClear litigation in the second quarter of 2007.

General and administrative expenses increased during the six months ended June 30, 2008 compared to the same period in 2007 primarily due to higher payroll-related expenses of $2.8 million resulting from increased headcount, a $0.9 million increase in hardware and software expenses and a $1.6 million increase in stock-based compensation expense.  In addition, accounting, legal and consulting expenses for the six months ended June 30, 2008 also increased $2.1 million, which is net of the $1.6 million credit for an insurance reimbursement of legal costs associated with the OrthoClear litigation in the second quarter of 2007.

For 2008, we expect general and administrative expense, including stock-based compensation, to be higher than 2007 due to increased headcount and other compensation expenses, higher outside services resulting from our information technology projects and higher legal fees as a result of the $1.6 million insurance credit we received in 2007.

Research and development:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2008	2007	Change	2008	2007	Change
Research and development	$7.0	$6.7	$0.3	$14.3	$12.4	$1.9
% of net revenues	8.8%	8.7%		9.2%	8.8%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expenses increased during the three months ended June 30, 2008 compared to the same period in 2007 primarily due to increased payroll-related expenses of $0.8 million resulting from additional headcount offset by reduced consulting expenses of $0.7 million.

Research and development expenses increased during the six months ended June 30, 2008 compared to the same period in 2007 primarily due to increased payroll-related expenses of $1.9 million resulting from additional headcount.

For 2008, we expect research and development spending to increase from 2007 primarily due to higher payroll and compensation-related expenses.

Patients First Program:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2008	2007	Change	2008	2007	Change
Patients First Program	$—	$—	$—	$—	$(1.8)	$1.8
% of net revenues	—%	—%		—%	-1.3%

As part of the OrthoClear Agreement in October 2006, OrthoClear agreed to stop the importation of aligners into the United States and discontinue all aligner business operations worldwide. As a result, most OrthoClear patients were unable to complete their orthodontic treatment with OrthoClear.  In an attempt to help minimize treatment disruptions for the OrthoClear patients and their doctors, we committed to make treatment available to these patients at no additional cost under the “Patients First Program”.  In the fourth quarter of 2006, we recorded an $8.3 million charge for the anticipated costs of completing this program.  Subsequently, in the first quarter of 2007, we reduced our Patients First Program accrual by $1.8 million to reflect a reduction of our initial estimate to the number of cases actually received by the case submission deadline.  We shipped virtually all Patients First Program cases by June 30, 2007.

Interest and other income, net:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2008	2007	Change	2008	2007	Change
Interest income	$0.7	$0.9	$(0.2)	$1.9	$1.6	$0.3
Interest expense	—	(0.1)	0.1	—	(0.3)	0.3
Other income (expense), net	(0.3)	(0.1)	(0.2)	(0.5)	(0.2)	(0.3)
Total interest and other, net	$0.4	$0.7	$(0.3)	$1.4	$1.1	$0.3

Interest and other income, net, includes interest income earned on cash balances, and interest expense on debt, foreign currency translation gains and losses and other miscellaneous charges.

Interest income, net for the three months ended June 30, 2008 decreased compared to the three months ended June 30, 2007 primarily due to lower average cash, cash equivalents and marketable securities balances in the second quarter of 2008 resulting from the $27.7 million stock repurchase in May and June 2008 and lower interest rates.

Interest income, net for the six months ended June 30, 2008 increased compared to the six months ended June 30, 2007 primarily due to higher average cash, cash equivalents and marketable securities balances in the first half of 2008 compared to 2007, partially offset by lower interest rates.  In addition, we also incurred interest expense on the outstanding balance of our line of credit in the first six months of 2007.  We repaid the outstanding balance of our credit facility during the first six months of 2007 and had no outstanding borrowings as of June 30, 2008.

Other income (expense), net decreased in the three and six months ended June 30, 2008 compared to the same periods in 2007 reflecting the decreases in foreign currency translation gains.

Income tax provision:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2008	2007	Change	2008	2007	Change
Provision for income taxes	$0.3	$0.5	$(0.2)	$0.6	$1.0	$(0.4)

We recorded an income tax provision of $0.3 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, representing effective tax rates of 6.6% and 3.6%.   We recorded an income tax provision of $0.6 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively, representing effective tax rates of 5.8% and 4.6%. Our effective tax rate for the remainder of 2008 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

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

Liquidity and Capital Resources

We fund our operations from product sales, the proceeds from the sale of our common stock, and from occasional borrowings under our available credit facility.  As of June 30, 2008 and December 31, 2007 we had the following cash and cash equivalents, and short-term marketable securities (in thousands):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$64,339	$89,140
Marketable securities, short-term	45,723	38,771
Total	$110,062	$127,911

Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2008, resulting primarily from our net profit of $9.3 million adjusted for non-cash items such as depreciation and amortization, amortization of intangibles and stock-based compensation expense totaling $15.0 million.  These increases in cash flows from operating activities were partially offset by a $5.5 million increase in accounts receivable and a $5.7 million decrease in accrued and other long-term liabilities.

Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2007, resulting primarily from our net profit of $20.6 million adjusted for non-cash items such as depreciation, amortization and stock-based compensation totaling $12.0 million. These increases in cash flows from operating activities were partially offset by a $13.4 million increase in accounts receivable and a $5.6 million reduction in accrued liabilities.

Net cash used in investing activities was $18.1 million for the six months ended June 30, 2008, which largely consisted of $8.8 million of net purchases of marketable securities and $9.6 million used for the purchase of property and equipment.  Net cash used in investing activities was $10.5 million for the six months ended June 30, 2007, which largely consisted of $7.4 million of net purchases of marketable securities and $3.4 million used for the purchase of property and equipment.

Net cash used in financing activities was $20.3 million for the six months ended June 30, 2008, which resulted primarily from our $27.7 million stock repurchase offset by $7.5 million in proceeds from the issuance of our common stock, primarily from exercises of employee stock options.  Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2007, which consisted of $18.5 million in proceeds from the issuance of common stock, primarily from exercises of employee stock options. This increase was partially offset by the repayment of $11.5 million against the outstanding balance on our line of credit.

Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  In 2006, we began granting restricted stock units (“RSUs”) which, unlike stock options, do not generate cash from exercises.  As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable withholding taxes which will be paid by us on their behalf.  During the first six months of 2008, we paid $0.2 million of taxes related to RSUs that vested during the period for executive officers.

Effective January 1, 2008, the available borrowings under the revolving line of credit is $25 million. This credit facility matures on December 31, 2008.  During the first six months of 2007, we repaid $11.5 million of our outstanding borrowing on this credit facility.  As of June 30, 2008, we have no outstanding borrowings under this credit facility.  We are in compliance with the financial covenant of this credit facility.

On April 29, 2008, we announced that our Board of Directors had approved a stock repurchase program of up to $50 million.  As of June 30, 2008, the Company repurchased 2.2 million shares of common stock at an average price of $12.65 per share for an aggregate purchase price of $27.7 million including commissions.  The remaining authorized amount of stock repurchases under this program is $22.3 million.

In July 2008, we announced a restructuring plan to reduce our overall company spending and slow headcount growth while allowing us to continue critical investments in our new products and strategic initiatives  We announced a reduction in full time headcount and the implementation of discretionary spending cuts, which will have the effect of reducing expenses by $5 to $6 million over the second half of the year in selected areas.  Additionally, we will implement a phased-consolidation of order acquisition operations from corporate headquarters in Santa Clara, California to Juarez, Mexico.  We anticipate completing the consolidation by the end of 2008, at which time, the headcount in the United States will be transitioned out. Annualized cost savings of $1.0 to $1.5 million from this action will be realized in 2009.  These actions will result in a restructuring charge of approximately $2.6 million in the second half of 2008, of which approximately $2.2 million will be recognized in the third quarter of 2008.

On July 31, 2008, we entered into an agreement in favor and for the benefit of Elamex de Juarez, S.A. DE C.V., landlord to International Manufacturing Solutions Operaciones, S.R.L. (“IMS”), our third party shelter services provider,  to guarantee IMS’s lease payments for its facility located in Juarez, Mexico.  The current lease for the facility expires in July 2013. Pursuant to the guarantee, we are obligated to pay Elamex de Juarez, S.A. DE C.V. for any rents in default by IMS.  As of August 1, 2008, we are contingently liable for future rental payments of approximately $1.8 million which will decrease monthly as IMS pays the monthly rent of approximately $30,000.

Contractual Obligations

As of June 30, 2008 there were no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•                            Deferred tax valuation allowance.

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2008 compared to what was previously disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

The 6,398,548 patent consists of 71 claims; only claims 10 and 17 were at issue in the first appeal and CAFC ruling. These two claims are directed to a system of appliances and method of repositioning teeth from an initial to a final tooth arrangement where at least some of the appliances are marked to show order of use. These claims contain further limitations requiring instructions as to the order in which the appliances are to be worn and use of the appliances in intervals of 2-20 days.

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

Ormco filed a petition for review with the U.S. Supreme Court with respect to the portion of the CAFC’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of Ormco’s 86 claims. The Supreme Court denied Ormco’s petition.   In addition, the District Court has set a schedule for the case to proceed on the six claims in Ormco’s ‘444 patent which were returned to the District Court for further proceedings.  The parties are currently conducting discovery.  Trial dates have been set for February 10, 2009 on liability issues, and for September 2009 on damages issues.

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

On January 26, 2006, a first office action was issued rejecting all claims of U.S. Patent No. 5,975,893 (the ‘893 patent). We responded to this initial office action. A Final Office Action was issued by the USPTO on June 23, 2006 rejecting the pending claims of Align’s response. On August 23, 2006, we filed an amendment and on February 14, 2007 we filed a supplementary amendment each in response to this Final Office Action, which included claims discussed in an interview with the Examiners. On June 27, 2007, we filed a supplemental amendment per examiner’s recommendations which corrected certain informalities noted by the examiners in a May 22, 2007 interview. We have received a Notice of Intent to Issue an Ex Parte Reexam Certificate dated September 18, 2007.

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

While we returned to profitability in 2007 and into the first half of 2008, we experienced a net loss in each quarter of 2006. If we are to sustain or increase profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow in 2007 and into the first half of 2008, we experienced negative cash flow in 2006. We cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

We depend on the sale of the Invisalign system for the vast majority of our revenues, and any decline in sales of Invisalign for any reason, including as a result of a decline in general economic conditions, or a decline in average selling prices would adversely affect revenues, gross margin and net profits.

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

Invisalign represents a significant change from traditional orthodontic treatment, and consumers may be reluctant to accept it or may not find it preferable to traditional treatment  We have generally received positive feedback from both orthodontists, GPs and consumers regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients. Market acceptance will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, greater comfort and hygiene compared to traditional orthodontic products and price for Invisalign compared to competing products. Furthermore, consumers may not respond to our direct marketing campaigns or we may be unsuccessful in reaching our target audience. In addition, consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions.  A general slowdown in the United States economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which could have a material adverse effect on our sales and operating results.

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

In response to challenges in our business, including increased competition, in November 2005, we reduced the list price of full Invisalign cases and in the third quarter of 2005 we introduced Invisalign Express, a lower-cost solution for less complex cases. In addition, in the fourth quarter of 2005, we expanded our volume based discount program to all doctors. As a result of these programs, the blended average selling price of our products declined in 2006 compared to 2005. Additionally in Europe, we introduced new pricing initiatives in the first quarter of 2006 which resulted in a lower average selling price. Although our blended average selling prices increased in 2007 and in the first half of 2008 compared to 2006 primarily as a result of a product mix shift towards full Invisalign and an increasing number of lower volume GPs who did not attain volume discount levels, if we are to introduce any similar discount programs in the future or if participation in these programs increases, our revenues, gross margin and net profits (losses) may be adversely affected.

Our future success may depend on our ability to develop and successfully introduce new products.

Our future success may depend on our ability to develop, manufacture, market, and obtain regulatory approval or clearance of new products. We launched Invisalign Teen in July 2008 and anticipate the launch of Invisalign ClinAssist in the latter half of 2008. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, our ability to include functionality and features that address customer requirements, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient. Since it takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

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

A disruption in the operations of our key shipper or higher shipping costs could cause a decline in our revenues or a reduction in our earnings.

We are dependent on commercial freight carriers, primarily UPS, to deliver our products.  If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our customers on a timely basis.  If we cannot deliver our products in an efficient and timely manner, our customers may reduce their orders from us and our revenues and operating profits could materially decline.  In a rising fuel cost environment, our freight costs will increase.  If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in our cost of revenues, our gross margin and financial results could be adversely affected.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Currently, two of our key production steps are performed in operations located outside of the U.S.  At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare electronic treatment plans, which are transmitted electronically back to the U.S. These electronic files form the basis of ClinCheck and are used to manufacture aligner molds. IMS, our third party shelter services provider located in Juarez, Mexico fabricates the aligner molds, the aligners and ships the completed products to our customers. In addition to the research and development efforts conducted in our Santa Clara, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia.  We also expect to have completed the relocation of our order acquisition operations from our Santa Clara facility to Mexico by the end of 2008.  Our increasing reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

We currently outsource key portions of our manufacturing process. We rely on IMS, a third party shelter services provider located in Juarez, Mexico, to fabricate aligner molds as well as finished aligners and to ship the completed product to customers.  In addition, by the end of 2008, we expect to complete the relocation of our order acquisition process to the same third party manufacturer in Mexico.  If IMS fails to deliver its components or if we unexpectedly lose its services, we may be unable to deliver our products in a timely manner, and our business may be harmed. Any difficulties encountered by us or IMS with respect to hiring and retaining qualified personnel, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2008, we had 109 issued U.S. patents, 181 pending U.S. patent applications, and 43 issued foreign patents, and 132 pending foreign patent applications.

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

We maintain single supply relationships for certain of our key machines and materials technologies, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials. We maintain single supply relationships for many of these machines and materials technologies.  In particular, our scanning and stereolithography equipment are provided by single supplier.  We are also committed to purchasing all of our resin and polymer, the primary raw materials used in our manufacturing process, from a single-source.  In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues depends upon our direct sales force within our North American and international markets. As of June 30, 2008, our North American sales organization consisted of 166 people, of which 138 were direct sales representatives and 28 were sales administration and regional sales management. Internationally, we have over 35 people engaged in sales and sales support as of June 30, 2008.  We do not have any long-term employment contracts with the members of our direct sales force.  The loss of the services of these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

We have negotiated tax incentives with the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica. Under the incentives, all of the income we earn in Costa Rica during these eight to twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2010. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2008. As a result of these incentives, income taxes decreased by $2 million in 2007. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could cause our operating results to be harmed.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2008 (1):

			Total Number of	Approximate Dollar Value
	Total Number of		Shares Repurchased as	of Shares that May
	Shares	Average Price Paid	Part of Publicly	Yet Be Repurchased Under
Period	Repurchased	per Share	Announced Program	the Program
May 1, 2008 to May 31, 2008 (2)	1,929,000	$12.61	1,929,000	$25,681,000
June 1, 2008 to June 30, 2008 (2)	259,000	$12.99	259,000	$22,314,000
Total	2,188,000	$12.65	2,188,000

In April 2008, our Board of Directors authorized a stock repurchase program of up to $50.0 million of shares of common stock.  Purchases under the program were made, from time to time, in the open market.  As of June 30, 2008, we repurchased 2.2 million shares of common stock at an average price of $12.65 per share for an aggregate purchase price of $27.7 million including commissions.  The remaining authorized amount of stock repurchases under this program is $22.3 million.  All repurchased shares will be retired.

(1)         All shares were repurchased pursuant to the publicly announced repurchase program described above.

(2)         The stock repurchase program has no expiration date.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2008, we held our Annual Meeting of Stockholders (the “Annual Meeting”).

At the Annual Meeting, our stockholders elected the following individuals to the Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly qualified and elected:

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
David E. Collins	64,253,348	236,280
Joseph Lacob	64,223,501	266,127
C. Raymond Larkin, Jr.	64,253,836	235,792
George J. Morrow	64,251,835	237,793
Thomas M. Prescott	64,253,074	236,554
Greg J. Santora	64,259,055	230,573
Warren S. Thaler	64,066,705	422,923

At the Annual Meeting, our stockholders voted on the following proposals:

1.              To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
64,304,904	148,641	36,083	0

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

(a)             Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Align Technology, Inc. and Comerica Bank	Form 8-K	4/29/08	10.1

10.2	Omnibus Amendment to Lease and Service Agreement date June 24, 2008	Form 8-K	6/26/08	10.1

10.3	Form of Executive Officer Employment Agreement (other than CEO) entered into with D. Ellis, S. Clark, R. George, G. Laks & D. Zoromski †	Form 10-Q	5/08/08	10.3

10.4	Amended and Restated Employment Agreement between Registrant and Thomas M. Prescott dated May 5, 2008 †	Form 10-Q	5/08/08	10.4

10.5	Form of Executive Officer Agreement entered into by Dana Cambra †				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†              Management contract or compensatory plan or arrangement filed as an Exhibit to this form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

	By:	/s/ KENNETH B. AROLA
Kenneth B. Arola
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Align Technology, Inc. and Comerica Bank	Form 8-K	4/29/08	10.1

10.2	Omnibus Amendment to Lease and Service Agreement date June 24, 2008	Form 8-K	6/26/08	10.1

10.3	Form of Executive Officer Employment Agreement (other than CEO) entered into with D. Ellis, S. Clark, R. George, G. Laks & D. Zoromski †	Form 10-Q	5/08/08	10.3

10.4	Amended and Restated Employment Agreement between Registrant and Thomas M. Prescott dated May 5, 2008 †	Form 10-Q	5/08/08	10.4

10.5	Form of Executive Officer Agreement entered into by Dana Cambra on June 16, 2008 †				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†              Management contract or compensatory plan or arrangement filed as an Exhibit to this form.