Form 10-Q
period 2009-03-31
ALIGN TECHNOLOGY INC
filed 2009-05-07
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2009 was 66,238,234.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen and Vivera, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net revenues	$70,132	$74,776

Cost of revenues	17,425	19,608

Gross profit	52,707	55,168

Operating expenses:
Sales and marketing	27,854	28,059
General and administrative	13,468	15,188
Research and development	5,191	7,295
Restructurings	910	—

Total operating expenses	47,423	50,542

Profit from operations	5,284	4,626

Interest and other income, net	148	966

Net profit before provision for income taxes	5,432	5,592
Provision for income taxes	(2,796)	(288)

Net profit	$2,636	$5,304

Net profit per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.07

Shares used in computing net profit per share:
Basic	65,983	69,053
Diluted	66,447	70,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$97,051	$87,100
Marketable securities, short-term	27,633	23,066
Accounts receivable, net of allowance for doubtful accounts of $811 and $612, respectively	51,665	52,362
Inventories, net	2,068	1,965
Prepaid expenses and other current assets	14,588	13,414
Total current assets	193,005	177,907

Property and equipment, net	26,000	26,979
Goodwill	478	478
Intangible assets, net	7,088	7,788
Deferred tax asset	61,133	61,696
Other assets	1,573	4,493
Total assets	$289,277	$279,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,064	$5,580
Accrued liabilities	35,656	38,282
Deferred revenues	19,654	16,710
Total current liabilities	61,374	60,572
Other long-term liabilities	204	229
Total liabilities	61,578	60,801
Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—

Common stock, $0.0001 par value (200,000 shares authorized; 66,182 and 65,633 shares issued, respectively; 66,182 and 65,633 shares outstanding, respectively)	7	7
Additional paid-in capital	446,354	439,494
Accumulated other comprehensive income (loss), net	(68)	269
Accumulated deficit	(218,594)	(221,230)
Total stockholders’ equity	227,699	218,540
Total liabilities and stockholders’ equity	$289,277	$279,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended,
	March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$2,636	$5,304
Adjustments to reconcile net profit to net cash provided by operating activities:
Deferred taxes	563	—
Depreciation and amortization	2,443	2,353
Stock-based compensation	3,715	4,011
Amortization of intangibles	700	709
Provision (benefit) from doubtful accounts	201	(94)
Loss on retirement and disposal of fixed assets	6	126
Excess tax benefit from share-based payment arrangements	—	(45)
Changes in assets and liabilities:
Accounts receivable	(81)	(1,838)
Inventories	(117)	(93)
Prepaid expenses and other current assets	(1,267)	698
Accounts payable	738	951
Accrued and other long-term liabilities	(2,038)	(9,736)
Deferred revenues	3,104	816
Net cash provided by operating activities	10,603	3,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,886)	(5,192)
Proceeds from sale of property and equipment	—	185
Purchase of marketable securities	(13,977)	(10,725)
Maturities of marketable securities	12,293	30,859
Other assets	36	108
Net cash (used in) provided by investing activities	(3,534)	15,235
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,252	6,247
Payments on short-term obligations	(136)	—
Excess tax benefit from share-based payment arrangements	—	45
Employees’ taxes paid upon the vesting of restricted stock units	(107)	(170)
Net cash provided by financing activities	3,009	6,122
Effect of foreign exchange rate changes on cash and cash equivalents	(127)	21
Net increase in cash and cash equivalents	9,951	24,540
Cash and cash equivalents, beginning of the period	87,100	89,140
Cash and cash equivalents, end of the period	$97,051	$113,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, including normal recurring adjustments, necessary to present fairly Align’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009 and 2008. The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from the December 31, 2008 audited financial statements.  Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported net earnings and financial position.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period, and the Company makes no representations related thereto.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in Align’s Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 157, “Fair Value Measurements” (“FAS 157”) which provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, except that under FASB Staff Position, or, “Effective Date of FASB Statement 157,” (“FSP 157-2”) companies are allowed to delay the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. In October 2008, FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” or (“FSP 157-3”), was issued and effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarified the application of FAS 157 in a market that is not active. Effective January 1, 2008, the Company adopted the provisions of FAS 157 for all financial assets and liabilities.  Effective January 1, 2009, the Company adopted FSP 157-2 and 157-3. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 157-4, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP amends the guidance in FASB Statement No. 141 (Revised 2007) and require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have a material effect on the Company’s consolidated financial statements.

                Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2.   Marketable Securities and Fair Value Measurements

                The Company’s short-term marketable securities as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	Amortized	Unrealized	Unrealized
March 31, 2009	Costs	Gains	Losses	Fair Value
U.S. government notes and bonds	$20,969	$13	$—	$20,982
Corporate bonds and certificates of deposit	4,656	1	(12)	4,645
Agency bonds and discount notes	2,000	6	—	2,006
Total	$27,625	$20	$(12)	$27,633

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Costs	Gains	Losses	Fair Value
U.S. government notes and bonds	$9,971	$25	$—	$9,996
Corporate bonds and certificates of deposit	3,774	1	(24)	3,751
Agency bonds and discount notes	8,499	20	—	8,519
Commercial paper	800	—	—	800
Total	$23,044	$46	$(24)	$23,066

As of March 31, 2009, all short-term investments have maturity dates of less than one year. For the three months ended March 31, 2009 and 2008, no significant losses were realized on the sale of marketable securities.

The Company’s long-term marketable securities as of December 31, 2008 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Costs	Gains	Losses	Fair Value
Agency bonds	$1,000	$1	$—	$1,001
Corporate bonds	1,897	—	(35)	1,862
Total	$2,897	$1	$(35)	$2,863

The long-term marketable securities are included in Other assets in the consolidated balance sheet. As of March 31, 2009, the Company did not hold any long term marketable securities.

Fair Value Measurements

The Company follows the provisions of FAS 157 for measuring the fair value of its cash equivalents and marketable securities effective January 1, 2008. FAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

The Company’s Level 1 assets and liabilities consist of U.S. government debt securities and money market funds.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company’s Level 2 assets and liabilities consist of agency bonds and discount notes, corporate bonds, and certificates of deposit.

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

The Company did not hold any Level 3 assets and liabilities during the quarter ended March 31, 2009.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2009 (in thousands):

Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$69,577	$69,577	$—
U.S. government debt securities	4,000	4,000
Short-term investments:
Corporate bonds and certificates of deposit	4,645	—	4,645
U.S. government debt securities	20,982	20,982	—
Agency bonds and discount notes	2,006	—	2,006
	$101,210	$94,559	$6,651

Note 3.   Balance Sheet Components

Inventories, net are comprised of (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$916	$1,066
Work in process	402	416
Finished goods	750	483
	$2,068	$1,965

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued payroll and benefits	$15,270	$17,795
Accrued restructuring	1,647	2,501
Accrued sales and marketing expenses	3,164	2,449
Accrued sales rebate	1,972	2,205
Accrued warranty	1,995	2,031
Other	11,608	11,301
	$35,656	$38,282

Note 4.   Intangible Assets

The following is a summary of the Company’s purchased intangible assets as of March 31, 2009 and December 31, 2008 (in thousands):

		March 31, 2009			December 31, 2008
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Non-compete agreements	5	$14,000	$6,912	$7,088	$14,000	$6,212	$7,788

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

                The total estimated annual future amortization expense for these intangible assets as of March 31, 2009 is as follows (in thousands):

Fiscal Year
2009 (remaining 9 months)	$2,100
2010	2,800
2011	2,188
Total	$7,088

Note 5.   Legal Proceedings

Ormco

On January 6, 2003, Ormco Corporation (“Ormco”), a division of Sybron Dental Specialties (a Danaher Corporation subsidiary), filed suit against the Company in the United States District Court for the Central District, Orange County Division, asserting infringement of certain patents. The complaint sought unspecified monetary damages and injunctive relief. On February 18, 2003, the Company answered the complaint and asserted counterclaims seeking a declaration by the Court of invalidity and non-infringement of the asserted patents. In addition, the Company counterclaimed for infringement of one of its patents, seeking unspecified monetary damages and injunctive relief. Ormco filed a reply to its counterclaims on

March 10, 2003 and asserted counterclaims against the Company seeking a declaration by the Court of invalidity and non-infringement of the patent.

There have been two appeals. After the permanent injunction was entered, Ormco and Allesee Orthodontic Appliances, Inc. (“AOA”) appealed that injunction and the orders of the District Court on summary judgment on which the injunction was based. Oral arguments took place on April 3, 2006. Following oral arguments, the U.S. Court of Appeals for the Federal Circuit (“CAFC”) issued a ruling declaring two out of a total of seventy-one claims in the Company’s US Patent No. 6,398,548 and four out of a total of ten claims in US Patent No. 6,554,611 to be invalid as “obvious.” The CAFC’s decision reverses the California District Court summary judgment order of validity.

The second appeal was from the final judgment. Ormco appealed the ruling of the District Court that 92 claims in four of its patents are not infringed by the Company and that the asserted claims are invalid. Align appealed the ruling of the District Court that certain claims of its 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid. The CAFC issued a ruling on August 24, 2007, affirming the District Court’s ruling that 86 out of 92 claims in the four asserted Ormco patents are invalid and not infringed by Align. The CAFC reversed the District Court’s non-infringement rulings on six claims in Ormco’s 6,616,444 patent.

Ormco has filed a petition with the U.S. Supreme Court asking for an extension of time in which to file a petition for review by the U.S. Supreme Court with respect to the portion of the CAFC’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of the 86 claims. The Supreme Court denied Ormco’s petition, and the case on the six claims in Ormco’s patent were returned to the District Court for a determination of validity and infringement of those claims. The District Court issued orders construing the claim terms at issue and granting the Company’s motion to amend its answer and counterclaim to assert Ormco’s patent is unenforceable due to inequitable conduct. The parties are currently conducting discovery. Trial on liability issues is scheduled for June 2, 2009.

On February 25, 2009, the District Court issued rulings on various Summary Judgment and expert related motions. In summary, the District Court granted one of Ormco’s motions on one theory of infringement and granted the Company’s motion on two theories of non-infringement. The Company’s invalidity argument supported by over fifty prior art references was unaffected. The District Court also ruled that one of the Company’s inequitable conduct theories should be resolved at trial. A finding of inequitable conduct at trial could render the six claims at issue and possibly the family of Ormco patents related to the 6,616,444 patent unenforceable.

Trial on liability issues is scheduled for June 2, 2009. Despite the District Court’s ruling of infringement on one of Ormco’s theories, if the jury finds Ormco’s six claims to be invalid or unenforceable, there can be no liability for infringement. The Company intends to vigorously pursue its invalidity and inequitable conduct counterclaims at trial.

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

Litigating claims of these types, whether or not ultimately determined in the Company’s favor or settled by the Company, are costly and divert the efforts and attention of the Company’s management and technical personnel from normal business operations. Any of these results from litigation could adversely affect the Company’s results of operations. From time to time, the Company has received, and may again receive, letters from third parties drawing the Company’s attention to their patent rights. While the Company does not believe that it infringes any such rights that have been brought to the Company’s attention, there may be other more pertinent proprietary rights of which the Company is presently unaware.

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

As of March 31, 2009, the Company had no outstanding borrowings under this credit facility and is in compliance with the financial covenants.

Note 7.          Commitments and Contingencies

As of March 31, 2009, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Years Ending March 31,

2009 (remaining 9 months)	$2,677
2010	2,806
2011	2,206
2012	1,738
2013 and thereafter	1,085
Total	$10,512

                In July 2008, the Company entered into an agreement in favor and for the benefit of Elamex de Juarez, S.A. DE C.V., landlord to IMS, its third party shelter services provider, to guarantee IMS’s lease payments for its facility located in Juarez, Mexico. The current lease for the facility expires in July 2013. Pursuant to the guarantee, the Company was obligated to pay Elamex de Juarez, S.A. DE C.V. for any rental payments in default by IMS.  In April 2009, the Company terminated its third party shelter services arrangement with IMS for order acquisition, the fabrication of aligner molds and finished aligners and the shipment of the completed product to customers. The Company is now a direct manufacturer of its clear aligners at the facility in Juarez, Mexico and directly coordinates order acquisition and product shipment for this location. A wholly-owned subsidiary of Align in Mexico has assumed IMS’ lease obligations with Elamex, and the Company guarantees the lease payments for its subsidiary which are included in the table above. Additionally, the Company has agreed to an extended consulting services arrangement with IMS effective in April 2009 for transitional services to be performed for an additional twelve months at a total cost of approximately $0.2 million.

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

The following table reflects the change in the Company’s warranty accrual during the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended
	March 31
	2009	2008
Balance at beginning of period	$2,031	$2,035
Charged to cost of revenues	623	555
Actual warranty expenses	(659)	(588)
Balance at end of period	$1,995	$2,002

Note 8.   Stock-based Compensation

Summary of stock-based compensation expense

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 is based on options ultimately expected to vest and has been reduced for estimated forfeitures.  FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  The following table summarizes stock-based compensation expense related to all of the Company’s stock-based options and employee stock purchases under FAS 123R for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Cost of revenues	$386	$390
Sales and marketing	951	1,239
General and administrative	1,954	1,834
Research and development	424	548
Total stock-based compensation expense	$3,715	$4,011

The fair value of stock options granted and the option component of the Purchase Plan shares were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Stock Options:
Expected term (in years)	4.4	4.4
Expected volatility	61.4%	59.8%
Risk-free interest rate	1.55%	2.7%
Expected dividend	—	—
Weighted average fair value at grant date	$3.90	$6.53

Employee Stock Purchase Plan:
Expected term (in years)	1.3	1.3
Expected volatility	74.7%	70.4%
Risk-free interest rate	0.63%	2.2%
Expected dividend	—	—
Weighted average fair value at grant date	$3.72	$5.40

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

Options

Stock option activity for the three months ended March 31, 2009 under the stock incentive plans is set forth below:

	Total Shares Underlying Stock Options			In-The-Money Options
	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2008	7,309	$11.63
Granted	940	7.82
Cancelled or expired	(134)	13.68
Exercised	(133)	6.05
Outstanding as of March 31, 2009	7,982	$11.24	7.0	3,049	$6.66	3,884
Vested and expected to vest at March 31, 2009	7,703	$11.23	6.9	2,942	$6.62	3,867
Exercisable at March 31, 2009	4,711	$10.79	5.7	2,074	$6.16	3,677

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Align’s closing stock price on the last trading day of the first quarter of 2009 of $7.93 and the number of in-the-money options multiplied by the respective exercise price) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of stock options exercised for the three months March 31, 2009 and 2008 was $0.3 million and $3.6 million. As of March 31, 2009, Align expects to recognize $19.9 million of total unamortized compensation cost related to stock options over a weighted average period of 2.7 years. The Company did not recognize tax benefits from exercised options for the three months ended March 31, 2009 as the amount was immaterial.

Restricted Stock Units

The Company grants restricted stock units (RSUs) that generally vest over 4 years.  Prior to October 2007, 25% of the grant vested on the one year anniversary of the date of grant and 6.25% vested quarterly thereafter.  In October 2007, the Compensation Committee of the Board of Directors approved to change the vesting for prospective grants of RSUs to 25% annually.  The fair value of each award is based on the Company’s closing stock price on the date of grant.  A summary of the nonvested shares for the three months ended March 31, 2009 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2008	872	$13.69
Granted	280	7.81
Vested and released	(103)	13.08
Forfeited	(21)	12.82
Nonvested as of March 31, 2009	1,028	$12.17	1.72	$8,150

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by using Align’s closing stock price on the last trading day of the first quarter of 2009 of $7.93 multiplied by the number of nonvested restricted stock units) that would have been received by the award holders had all restricted stock units been vested and released on March 31, 2009.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of restricted stock units vested and released for the three months ended March 31, 2009 and 2008 was $0.8 million and $1.2 million, respectively. As of March 31, 2009, the total unamortized compensation cost related to restricted stock units was $11.4 million, which Align expects to recognize over a weighted average period of 2.7 years. The Company did not recognize tax benefits from restricted stock units that vested during the three months ended March 31, 2009 as the amount was immaterial.

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

As of March 31, 2009, Align expects to recognize $3.8 million of total unamortized compensation cost related to employee stock purchases over a weighted average period of 0.8 years.

Note 9.   Accounting for Income Taxes

The Company accounts for income tax uncertainties in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, “Accounting for Income Taxes”, and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

During the first quarter of fiscal 2009, the amount of unrecognized tax benefits was increased by approximately $0.5 million.  The total amount of unrecognized tax benefits was $3.4 million as of March 31, 2009, which would impact the Company’s effective tax rate if recognized. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties are immaterial and are included in the unrecognized tax benefits.  There were no significant changes to this amount as of March 31, 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. All of the Company’s tax years will be open to examination by the U.S. federal and most state tax authorities due to the Company’s net operating loss and overall credit carryforward position. With few exceptions, the Company is no longer subject to examination by foreign tax authorities for years before 2004.

Note 10. Net Profit Per Share

Basic net profit per share is computed using the weighted average number of shares of common stock during the period. Diluted net profit per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, include options, restricted stock units, and the dilutive component of Purchase Plan shares.

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net profit	$2,636	$5,304

Weighted-average common shares outstanding, basic	65,983	69,053

Effect of potential dilutive common shares	464	1,807
Total shares, diluted	66,447	70,860

Basic net profit per share	$0.04	$0.08
Diluted net profit per share	$0.04	$0.07

For the three months ended March 31, 2009 and 2008, stock options and restricted stock units totaling 5.9 million and 3.9 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 11. Comprehensive Income

Comprehensive income includes net profit, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net profit	$2,636	$5,304
Foreign currency translation adjustments	(206)	296
Changes in unrealized gain/(loss) on available-for-sale securities	4	46
Comprehensive income	$2,434	$5,646

Note 12. Segments and Geographical Information

Segment

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.  During all periods presented, the Company operated as a single business segment.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenues:
North America	$55,293	$60,258
Europe	14,352	14,155
Other international	487	363
Total net revenues	$70,132	$74,776

	As of March 31, 2009	As of December 31, 2008
Long-lived assets:
North America	$93,953	$99,086
Europe	1,005	960
Other international	1,314	1,388
Total long-lived assets	$96,272	$101,434

Note 13. Restructuring

During 2008, the Company announced restructuring plans in July and October to increase efficiencies across the organization and lower the overall cost structure.  In July 2008, the Company implemented a restructuring plan to reduce its full time headcount including a phased-consolidation of order acquisition operations from its corporate headquarters in Santa Clara, California to Juarez, Mexico, which was completed by the end of 2008.  In addition to headcount reductions, the October restructuring plan included the phased relocation of the Company’s shared services organizations from Santa Clara, California to its facility in Costa Rica, which is expected to complete in the first half of 2009.

For the three months ended March 31, 2009, the Company incurred approximately $0.9 million in restructuring expense.

Activity and liability balances related to restructuring activity for the quarter ended March 31, 2009 are as follows (in thousands):

Severance and Benefits
Balance at December 31, 2008	$2,501
Restructuring accrual	1,032
Cash payments	(1,886)
Balance at March 31, 2009	$1,647

The Company has included this amount in Accrued liabilities in the Consolidated Balance Sheets.

ITEM 2.                                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the expected impact our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the relocation of several customer facing organizations from our Santa Clara, California facility to our facility in Costa Rica, including the timing of such relocation, our expectation that our utilization rate will improve over time, our expectations regarding our average selling prices and gross profits in 2009, our expectations regarding the continued growth of our international markets, our expectations regarding the impact of increased consumer marketing programs in Europe, our expectations that the decline in general economic conditions in 2009 may result in a decline in our product volumes and revenues compared to 2008, the anticipated level of our operating expenses, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Enhancing the customer experience.  We are committed to enhancing the customer experience by focusing on specific customer “touch points”, or areas where we interact directly with our customers. Specifically, we are focused on improving our pre-selection process in order to attract new doctors that are motivated to become Invisalign providers and committed to making Invisalign a key part of their practices and strengthening our training programs in order to increase the rate that these newly trained customers submit Invisalign cases, as well as increase the rate that they move up the adoption curve to ultimately become leading Invisalign providers, or what we call promoters.

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

Growth of international markets.  We will continue to focus our efforts towards increasing adoption of Invisalign by dental professionals in our key international markets, Europe and Japan. Similar to the North America market, our objective internationally is to increase the number of doctors that are motivated to becoming an Invisalign provider and committed to making Invisalign a key part of their practices. Through March 31, 2009, we have trained over 14,000 doctors, predominantly orthodontists in core Europe, our primary international market. Product line expansion is key to providing doctors a solution that addresses a wider range of potential patient needs with greater treatment flexibility. In October 2008, we launched Invisalign Express in Europe expanding our international product offerings. In Europe, the vast majority of orthodontic case starts are children and teens. With the introduction of Invisalign Teen in Europe in March 2009, we expect the addressable market for our product to expand and ultimately increase adoption. In addition, we will carry on our efforts to increase brand awareness and consumer demand in Europe by continuing our consumer advertising campaign that was first launched in March 2007. Additionally, although the vast majority of our international revenues are from direct sales, approximately 9% of our international sales are through distributors covering smaller international markets, specifically Asia Pacific and Latin America. We will consider selling through distributors in other smaller or less strategic markets as well as consider expanding directly into additional countries on a case-by-case basis. With these efforts, we expect our international revenues to continue to increase in absolute dollars and as a percentage of total net revenues in the foreseeable future.

In addition to whether we successfully execute our business strategy, a number of other factors, the most important of which are set forth below, may affect our results during the remainder of 2009 and beyond.

•                  Impact on consumer spending due to a decline in general economic conditions.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy and certain international economies as well as an uncertain economic outlook have adversely affected consumer spending habits. As a result of the decline in general economic conditions, we expect that our product volumes and revenues will decline in 2009 compared to 2008. In addition, the decline in general economic conditions may further have the impact of decreasing the number of orthodontic case starts overall.

•                 Utilization Rates.  Our goal is to establish Invisalign as the standard method for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates from the years ended 2007 and 2008 through the first quarter 2009 are as follows:

Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

As set forth in the chart above, year over year utilization rates declined slightly for our North America channel in each quarter of 2008 compared to the same quarter in 2007 and in the first quarter of 2009 compared to the same quarter in 2008.  Although for the first quarter of 2009 compared to the same quarter in 2008, the utilization rate remained relatively flat for our international channel, and declined slightly for our GP and Ortho channels.  We believe that the continued economic slowdown has negatively impacted many of our customers and will continue to negatively impact our customers generally and our North America GP customers in particular.

•                  Impact of new products on deferred revenue.  We launched three new products in 2008: Vivera retainers in January 2008, Invisalign Teen in July 2008, and Invisalign Assist in October 2008. As a result of and depending upon customer adoption of these new products, our mix of products is shifting gradually. These new products will have a significantly higher amount of deferred revenue as a percentage of their average selling prices compared to Invisalign Full. The Vivera retainer includes four shipments per year; revenue is deferred upon the first shipment and then recognized as each shipment occurs. Revenue for the six replacement aligners included in the price of Invisalign Teen is deferred based on their fair market value until the earlier of the replacement aligners being used or until the case is completed. For Invisalign Assist, when the progress tracking feature is selected, aligners are shipped to the dental professional after every nine stages. As a result, for these cases, revenue and cost are deferred upon the first staged shipment and are recognized upon shipment of the final staged shipment. In addition, included in the price of Invisalign Full treatment, we offer case refinement, which is a finishing tool used to adjust a patient’s teeth to the desired final position. Invisalign Teen, Invisalign Assist, and Invisalign Full include a deferral for case refinement. As these new products increase as a percentage of our total case volume, deferred revenue on our balance sheet will increase.

•                  Reliance on international manufacturing operations.  Our manufacturing efficiency has been and will continue to be an important factor in our future profitability. Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, dental technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans. In April 2009, we terminated our third party shelter services arrangement with IMS for order acquisition, the fabrication of aligner molds and finished aligners and the shipment of the completed product to customers. We are now a direct manufacturer of our clear aligners at the facility in Juarez, Mexico and directly coordinate order acquisition and product shipment for this location. Our success will depend in part on the efforts and abilities of management to effectively manage these international operations, including any difficulties encountered by us with respect to a transition from a third party shelter services arrangement to a direct manufacturer, including difficulties hiring and retaining qualified personnel. If our management fails in any of these respects, we could experience production delays and lost or delayed revenue. In addition, even if we have case submissions, we may not have a sufficient number of trained dental technicians in Costa Rica to create the ClinCheck treatments, or if we are unable to ship our product to our customers on a timely basis, our revenue will be delayed or lost, which will cause our operating results to fluctuate. See Part I, Item 1A—“Risk Factors” for risks related to our international operations.

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

•                  Restructuring. During 2008, we announced restructuring plans in July and October to increase efficiencies across the organization and lower the overall cost structure.  In July 2008, we implemented a restructuring plan to reduce our full time headcount including a phased consolidation of order acquisition from our corporate headquarters in Santa Clara, California, to Juarez, Mexico, which was completed by the end of 2008. In October 2008, we implemented a restructuring plan to reduce full time headcount in Santa Clara, California as we create a new shared services organization in our existing Costa Rica facility that consolidates customer care, accounts receivable, credit and collections, and customer event registration organizations, which are currently located in Santa Clara, California.  We continue to phase the relocation to Costa Rica in an attempt to minimize disruptions to customer service levels and expect the relocation to be substantially completed during the second quarter of 2009. See Part II, Item 1A—“Risk Factors” for risks related to the October restructuring, including the phased-relocation of our customer facing operations to Costa Rica.

•                  Review of our investment portfolio and policies.  Our cash equivalent and short-term investment portfolio as of the date of this Form 10-Q consisted of U.S. government notes and bonds, corporate bonds and certificates of deposits, and agency bonds and discount notes. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate, liquidity and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of the date of this Form 10-Q, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. Also, as of the date of this Form 10-Q, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired. See Part II, Item 1A—“Risk Factors” for risks related to global financial and securities markets.

Our short-term marketable securities as of March 31, 2009 are as follows (in thousands):

	Amortized	Unrealized	Unrealized
March 31, 2009	Costs	Gains	Losses	Fair Value
U.S. government notes and bonds	$20,969	$13	$—	$20,982
Corporate bonds and certificates of deposit	4,656	1	(12)	4,645
Agency bonds and discount notes	2,000	6	—	2,006
Total	$27,625	$20	$(12)	$27,633

•                  Effective Tax Rate.  Our effective tax rate may vary significantly from period to period.  Various internal and external factors may have favorable effects on our future effective tax rate.  These factors include, but are not limited to, changes in tax laws, regulations and /or rates, changing interpretations of existing tax laws or regulations, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans and changes in overall levels of pretax earnings.

•                  Stock-based compensation.  We implemented Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”) in 2006, and we expect stock-based compensation to increase on an annual basis until at least 2010, which corresponds to our standard 4 year vesting term.  Thereafter, new grants will continue to be expensed over the vesting period, however, the additional expense from new grants may be offset by fully vested grants that are no longer expensed.  For the three months ended March 31, 2009 and 2008, stock-based compensation expense recognized in accordance with FAS 123R is as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Stock-based Compensation	% of net revenues	Stock-based Compensation	% of net reveues
Cost of revenues	$386	0.6%	$390	0.5%
Sales and marketing	951	1.4%	1,239	1.7%
General and administrative	1,954	2.8%	1,834	2.5%
Research and development	424	0.6%	548	0.7%
Total stock-based compensation expense	$3,715	5.3%	$4,011	5.4%

Results of Operations

Net revenues:

Invisalign product revenues by channel and other non-case revenues, which represents training, retainer and ancillary products, for the three months ended March 31, 2009 and 2008 are as follows (in millions):

	Three Months Ended March 31,
Net revenues	2009	2008	Net Change	% Change
North America:
Ortho	$21.1	$22.5	$(1.4)	(6.5)%
GP	30.9	34.0	(3.1)	(8.9)%
Total North American Invisalign	52.0	56.5	(4.5)	(7.9)%
International Invisalign	14.3	14.2	0.1	0.5%
Total Invisalign revenues	66.3	70.7	(4.4)	(6.2)%
Non-case revenues	3.8	4.1	(0.3)	(5.7)%
Total net revenues	$70.1	$74.8	$(4.7)	(6.2)%

Case volume data which represents Invisalign case shipments by channel, for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
Invisalign case volume	2009	2008	Net Change	% Change
North America:
Ortho	16.9	17.6	(0.7)	(4.0)%
GP	23.3	25.9	(2.6)	(10.0)%
Total North American Invisalign	40.2	43.5	(3.3)	(7.6)%
International Invisalign	9.9	8.3	1.6	19.3%
Total Invisalign case volume	50.1	51.8	(1.7)	(3.3)%

Our total net revenues decreased for the three months ended March 31, 2009 compared to the same period in 2008.  Revenues for North America Invisalign were negatively impacted predominantly by lower case volumes and by a slight shift in product mix towards our new products which have a higher amount of deferred revenue as a percentage of their average selling prices. The decline in revenue was partially offset by the price increases effective at the beginning of 2009. Our international Invisalign revenues were comparable to the first quarter of 2008.  Although international case volumes grew from the same period in 2008, the growth was offset by unfavorable exchange rates against the U.S. dollar.

For 2009, we expect our total net revenues to decrease compared to 2008 primarily due to case volume decreases in North America partially offset by expected growth in international revenue.  We expect our mix of products to continue to shift in 2009 due to new products introduced in the second half of 2008.  These new products have a significantly higher amount of deferred revenue as a percentage of their average selling price compared to Invisalign Full.

Cost of revenues and gross profit:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Change
Cost of revenues	$17.4	$19.6	$(2.2)
% of net revenues	24.8%	26.2%

Gross profit	52.7	55.2	$(2.5)
Gross profit%	75.2%	73.8%

Cost of revenues includes salaries for staff involved in the production process, costs incurred by IMS, a third party shelter service provider in Juarez, Mexico, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.

Gross margin improved in the three months ended March 31, 2009 compared to the same period in 2008 primarily due to improved operating efficiencies, reduced headcount and cost savings relating to the phased-consolidation of order acquisition operations from Santa Clara, California to Juarez, Mexico, which was completed in December 2008.  Additionally, lower training revenue in the same period resulting from a decrease in the number of training events and doctors trained had a favorable impact as training carries nominal gross margins.

We anticipate our gross profit in 2009 to improve from 2008 levels as we benefit from the 2008 restructuring and improved operating efficiencies.

Sales and marketing:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Change
Sales and marketing	$27.9	$28.1	$(0.2)
% of net revenues	39.7%	37.5%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Our sales and marketing expenses slightly decreased in the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to lower spending on advertising and promotions, media and research of approximately $2.1 million, which was partially offset by increases in clinical education and public relations costs of approximately $1.2 million. In addition, the decrease in marketing related expenses also included lower stock-based compensation expense of $0.3 million, which was offset by higher personnel expenses of approximately $1.5 million primarily relating to an increase in commissions resulting from target attainment for the three months ended March 31, 2009.

We expect sales and marketing expense levels in 2009 to be lower than 2008.  In 2009, we expect to invest in our international channel, including consumer advertising and sales force expansion, and continue commercialization of new products in North America, offset by benefits from the transition of our customer care organization, a part of our shared services organization, to Costa Rica in 2009, which was part of the October 2008 restructuring.

General and administrative:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Change
General and administrative	$13.5	$15.2	$(1.7)
% of net revenues	19.2%	20.3%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expenses decreased in the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to proceeds from an insurance reimbursement of $1.5 million that we received in March 2009 relating to the OrthoClear settlement.  In addition, payroll related expenses, including stock-based compensation expense, were lower by $0.2 million in the three months ended March 31, 2009.

We expect general and administrative expense in 2009 to be lower than 2008 levels as we begin to benefit from the October 2008 restructuring and the transition of our shared services organizations to Costa Rica in 2009.

Research and development:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Change
Research and development	$5.2	$7.3	$(2.1)
% of net revenues	7.4%	9.8%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expenses were lower during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a $1.4 million decrease in payroll-related expenses, including stock-based compensation, resulting from lower headcount.

We expect research and development expense to decrease in 2009 as compared to 2008 as a result of reduced headcount from the 2008 restructuring and lower consulting expenses.

Restructuring:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Change
Restructuring	$0.9	$—	$0.9
% of net revenues	1.3%	0.0%

During 2008, we announced restructuring plans in July and October to increase efficiencies across the organization and lower the overall cost structure.  In July 2008, we implemented a restructuring plan to reduce our full time headcount including a phased-consolidation of order acquisition operations from our corporate headquarters in Santa Clara, California to Juarez, Mexico, which was completed by the end of 2008.  In addition to headcount reductions, the October restructuring plan included the phased relocation of our shared services organizations from Santa Clara, California to our facility in Costa Rica, which we expect to substantially complete during the second quarter of 2009. For the three months ended March 31, 2009, we incurred approximately $0.9 million in restructuring expenses, which were related to severance and termination benefits.

Interest and other income, net:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Change
Interest income	$0.2	$1.1	$(0.9)
Other income (expense), net	(0.1)	(0.1)	—
Total interest and other, net	$0.1	$1.0	$(0.9)

Total interest and other income, net includes interest income earned on cash balances, and interest expense on debt, foreign currency translation gains and losses and other miscellaneous charges.

Interest income, net for the three months ended March 31, 2009 decreased compared to the same period in 2008 primarily due to lower average cash, cash equivalents and marketable securities balances and lower interest rates from shifting our investments into more conservative securities principally, US government securities, which bear lower interest rates.

Other income (expense), net in the three months ended March 31, 2009 was consistent with the same period in 2008.

Income tax provision:

	Three Months Ended
	March 31,
(In millions)	2009	2008	Change
Provision for income taxes	$2.8	$0.3	$2.5

We recorded an income tax provision of $2.8 million for the three months ended March 31, 2009 and income tax provision of $0.3 million for the three months ended March 31, 2008. These represented effective tax rates of 51.5% and 5.2% for the three months ended March 31, 2009 and March 31, 2008, respectively. Our income tax provision is based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction. We exercised significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. At December 31, 2008, based on available positive evidence, we determined that most of our deferred tax assets would be realized with the exception of certain capital loss and foreign net operating loss carryforwards as we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. Therefore, we recorded a tax valuation allowance release of $64.6 million in the fourth quarter of 2008. The remaining valuation allowance of approximately $6.2 million relating to capital loss and foreign net operating loss carryforwards as of December 31, 2008, will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

In February 2009, the California 2009-2010 budget legislation was signed into law.  One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011.  As a result of our anticipated election of the single sales factor, we are required under SFAS 109 to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor.  We have determined that by electing a single sales factor apportionment, our deferred tax assets will decrease by approximately $0.6 million (net of federal benefit).  The tax impact of $0.6 million has been recorded as a discrete item in the first quarter of fiscal year 2009 included in the effective tax rate at 51.5%.

Liquidity and Capital Resources

We fund our operations from product sales, the proceeds from the sale of common stock, and from occasional borrowings under our available credit facility. As of March 31, 2009 and December 31, 2008 we had the following cash and cash equivalents, and shirt-terms marketable securities (in thousands):

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$97,051	$87,100
Marketable securities, short-term	27,633	23,066
Total	$124,684	$110,166

Net cash provided by operating activities was $10.6 million for the three months ended March 31, 2009 resulting primarily from our net profit of $2.6 million adjusted for non-cash items such as depreciation, amortization of intangibles and stock-based compensation expense totaling $6.9 million.  These increases in cash flows from operating activities were due primarily to a $4.4 million increase in accounts payable, deferred revenue, and deferred taxes, which were offset by a $3.5 million decrease in accrued liabilities, prepaids, and other assets.

Net cash provided by operating activities was $3.2 million for the three months ended March 31, 2008, resulting primarily from our net profit of $5.3 million adjusted for non-cash items such as depreciation and amortization, amortization of intangibles and stock-based compensation expense totaling $7.1 million.  These increases in cash flows from operating activities were partially offset by a $9.2 million decrease in net assets, primarily due to a $9.7 million decrease in accrued and other long-term liabilities.

Net cash used in investing activities was $3.5 million for the three months ended March 31, 2009, largely consisted of $14.0 million used for the purchase of marketable securities and $1.9 million on property, plant, and equipment, which were partially offset by $12.3 million of proceeds from net maturities of marketable securities. Net cash provided by investing activities was $15.2 million for the three months ended March 31, 2008, largely consisting of $20.1 million of net maturities of marketable securities partially offset by $5.2 million used for the purchase of capital assets.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2009, which primarily resulted from $3.3 million in proceeds from the issuance of our common stock. Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2008 resulting primarily from $6.2 million in proceeds from the issuance of our common stock, primarily from exercises of employee stock options.

In July 2008, we entered into an agreement in favor and for the benefit of Elamex de Juarez, S.A. DE C.V., landlord to IMS, our third party shelter services provider, to guarantee IMS’s lease payments for its facility located in Juarez, Mexico. The current lease for the facility expires in July 2013. Pursuant to the guarantee, we were obligated to pay Elamex de Juarez, S.A. DE C.V. for any rental payments in default by IMS.  In April 2009, we terminated our third party shelter services arrangement with IMS for order acquisition, the fabrication of aligner molds and finished aligners and the shipment of the completed product to customers. We are now a direct manufacturer of our clear aligners at the facility in Juarez, Mexico and directly coordinate order acquisition and product shipment for this location. A wholly-owned subsidiary of Align in Mexico has assumed IMS’ lease obligations with Elamex, and we guarantee the lease payments for our subsidiary. Additionally, we have agreed to an extended consulting services arrangement with IMS effective in April 2009 for transitional services to be performed for an additional twelve months at a total cost of approximately $0.2 million.

Contractual Obligations

As of March 31, 2009 there were no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the Year ended December 31, 2008.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2008.

•	Revenue recognition;

•	Stock-based compensation expense;

•	Long-lived assets, including finite lived purchased intangible assets;

•	Deferred tax valuation allowance.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2009 compared to what was previously disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.  Our exposure to market risk has not changed materially since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ormco

On January 6, 2003, Ormco Corporation (“Ormco”), a division of Sybron Dental Specialties (a Danaher Corporation subsidiary), filed suit against us in the United States District Court for the Central District, Orange County Division, asserting infringement of U.S. Patent Nos. 5,447,432, 5,683,243 and 6,244,861. The complaint sought unspecified monetary damages and injunctive relief. Also in 2003, we counterclaimed for infringement of our U.S. Patent No. 6,398,548, seeking unspecified monetary damages and injunctive relief. Ormco filed a first amended complaint for infringement of U.S. Patent No. 6,616,444 and we filed an answer to Ormco’s first amended complaint and a counterclaim for invalidity and non-infringement of U.S. Patent No. 6,616,444 and for infringement of U.S. Patent No. 6,554,611.

In connection with these claims, in 2004, the Court granted five motions for summary judgment that we filed. First, the Court granted our motion for summary judgment of non-infringement, finding that our Invisalign system does not infringe any of the asserted Ormco patents (5,447,432, 5,683,243, 6,244,861 and 6,616,444). Second, the Court granted in part our motion for summary judgment of infringement, finding that Ormco and its subsidiary, Allesee Orthodontic Appliances, Inc. (“AOA”) infringe certain, but not all, claims of our patents Nos. 6,398,548 and 6,554,611 through the manufacture and sale of Red, White & Blue appliances. Third, the Court granted our motion for summary judgment of invalidity of Ormco’s asserted patents claims (5,447,432, 5,683,243, 6,244,861 and 6,616,444). As noted above, the Court earlier found that we do not infringe these patents. In addition, the Court also denied Ormco’s and AOA’s motion for summary judgment seeking a finding of invalidity of our asserted patent claims (6,398,548 and 6,554,611). Fourth, the Court granted our summary judgment motion that our asserted patent claims are not invalid based on the evidence currently before the Court. Although the Court granted that motion, it reopened discovery on two additional invalidity arguments Ormco and AOA asserted. Fifth, the Court also granted our summary judgment motion that our patents are not unenforceable and granted Ormco’s and AOA’s summary judgment motion that Ormco and AOA did not willfully infringe our patents.

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

The second appeal was from the final judgment. Ormco appealed the ruling of the District Court that 92 claims in four of its patents are not infringed by us and that the asserted claims are invalid. We appealed the ruling of the District Court that certain claims of our 6,398,548 patent which were found to be infringed by Ormco’s and AOA’s Red, White & Blue appliances were invalid. The CAFC issued a ruling on August 24, 2007, affirming the District Court’s ruling that 86 out of 92 claims in Ormco’s 5,447,432, 5,683,243, 6,244,861 and 6,616,444 patents are invalid and not infringed by us. The CAFC reversed the District Court’s non-infringement and invalidity rulings on six claims in Ormco’s 6,616,444 patent. Ormco filed a petition for review with the U.S. Supreme Court with respect to the portion of the CAFC’s opinion that affirmed the District Court’s ruling of non-infringement and non-enablement of Ormco’s 86 claims. The Supreme Court denied Ormco’s petition, and the case on the six claims in Ormco’s 6,616,444 patent were returned to the District Court for a determination of validity and infringement of those claims. The District Court issued orders construing the claim terms at issue and granting our motion to amend our answer and counterclaim to assert Ormco’s 6,616,444 patent is unenforceable due to inequitable conduct. The parties are currently completing fact discovery.

On February 25, 2009, the District Court issued rulings on various Summary Judgment and expert related motions. In summary, the District Court granted one of Ormco’s motions on one theory of infringement and granted our motion on two theories of non-infringement. Our invalidity argument supported by over fifty prior art references was unaffected. The District Court also ruled that one of our inequitable conduct theories should be resolved at trial. A finding of inequitable conduct at trial could render the six claims at issue and possibly the family of Ormco patents related to the 6,616,444 patent unenforceable.

Trial on liability issues is scheduled for June 2, 2009. Despite the District Court’s ruling of infringement on one of Ormco’s theories, if the jury finds Ormco’s six claims to be invalid or unenforceable, there can be no liability for infringement. We intend to vigorously pursue our invalidity and inequitable conduct counterclaims at trial.

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

Although we maintained profitability in 2008 and in the first quarter 2009, if we are to sustain or increase profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow in 2008 and in the first quarter 2009, we cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

•                  changes in the timing of when revenue is recognized, including as a result of the introduction of new products or promotions;

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

Our success depends upon increasing acceptance and frequency of use of the Invisalign system by dental professionals (what we refer to as utilization). Invisalign requires orthodontists, GPs and their staff to undergo special training and learn to interact with patients in new ways. If GPs and Orthos do not attend these training courses in sufficient numbers for any reason, including as a result of declining general economic conditions or if newly trained GPs and Orthos do not increase their adoption and frequency of use as anticipated, our revenue may fail to grow as expected.  Increasing adoption and cumulative use by orthodontists and GPs will depend on factors such as the capability, safety, efficacy, ease of use, price, quality and reliability of our products, our ability to provide effective sales support, training and service and the availability of competing products, technologies and alternative treatments. In addition, unanticipated poor clinical performance of Invisalign could result in significant adverse publicity and, consequently, reduced acceptance by dental professionals. Also increased competition from direct competitors could cause us to lose market share and reduce dental professionals’ efforts and commitment to expand their Invisalign practice. If adoption and utilization does not increase as we anticipate, our revenues may fail to grow as expected and our operating results may be harmed.

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

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products. We also provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices.  If we introduce any price reductions, expand our discount programs in the future, if participation in these programs increases or if our product mix shifts from higher priced products to lower price products, our average selling price would be adversely affected and our revenues, gross margin and net profits (losses) may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our revenues and profits are generated in foreign currencies. Revenues and profits generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of revenues and profits in our consolidated financial statements.

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

Our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to the Juarez, Mexico. These digital files form the basis of ClinCheck and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico. In addition to the research and development efforts conducted in our Santa Clara, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia. In October 2008, we announced the phased-consolidation of our customer-care, accounts receivable, credit and collections and customer event registration organizations, which are currently located in Santa Clara, California, to our facility in Costa Rica. We expect this relocation to be completed in the second quarter of 2009. Our increasing reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

•                  product or material transportation delays or disruption, including as a result of health epidemics such as the outbreak of the H1N1 virus commonly referred to as the “Swine Flu” in the event travel to and from Mexico is restricted;

•                  burdens of complying with a wide variety of local country and regional laws;

•                  trade restrictions and changes in tariffs; and

•                  potential adverse tax consequences.

If any of these risks materialize in the future, we could experience production delays and lost or delayed revenue.

We recently completed the transition from reliance on a shelter service arrangement to become a direct manufacturer of our products. If we fail to successfully manage our operations in Juarez, Mexico, our business may be harmed.

In April 2009, we terminated our third party shelter services arrangement with IMS, for order acquisition, fabrication of aligner molds and finished aligners and the shipment of the completed product to customers. In addition to the risks related to international operations described in the risk factor above, any difficulties encountered by us with respect to directly manufacturing our products, including difficulties hiring and retaining qualified personnel could disrupt our ability to deliver our products in a timely manner which could harm our business.

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

Our headquarters, digital dental modeling processes, and other manufacturing processes are all principally located in regions that are subject to earthquakes and other natural disasters

Our digital dental modeling is processed in our facility located in San Jose, Costa Rica. The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software. We are also transitioning our customer facing operations from Santa Clara, California to Costa Rica. In addition, our aligner molds and finished aligners are fabricated in Juarez, Mexico. Both Costa Rica and Mexico are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans or manufacture and ship our aligners could be compromised which could result in our customers experiencing a significant delay in receiving their completed aligners. In addition, our headquarters facility is located in the San Francisco Bay Area. An earthquake or other natural disaster in this region could result in a disruption in our operations. Any such business interruption could materially and adversely affect our business, financial condition and results of operations.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2009, we had 121 issued U.S. patents, 179 pending U.S. patent applications, and 47 issued foreign patents, and 129 pending foreign patent applications.

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

We are currently a party to various other legal proceedings and claims. Management does not believe that the ultimate outcome of these other legal proceedings and claims will have a material adverse effect on our financial position or results of operations. In addition, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. Any of these results from our litigation could adversely affect our results of operations and stock price. See Part II, Item 1 of this Quarterly Report Form 10-Q for a summary of our material pending legal proceedings.

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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials. We maintain single supply relationships for many of these machines and materials technologies. In particular, our scanning and stereolithography equipment are provided by a single supplier. We are also committed to purchasing all of our resin and polymer, the primary raw materials used in our manufacturing process, from a single source. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

We rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues depends upon our direct sales force within our North American and international markets. As of March 31, 2009, our North American sales organization consisted of 162 people, of which 134 were direct sales representatives and 28 were sales administration and regional sales management. Internationally, we had 41 people engaged in sales and sales support as of March 31, 2009. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

(a)              Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of 2008 Incentive Awards for Named Executive Officers. †	Form 8-K and Form 8-K/A	01/13/2009 and 01/22/2009	Item 5.02 only

10.2	Employment Agreement between Sheila Tan and Align Technology, Inc. dated March 3, 2009. †				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

	By:	/s/ KENNETH B. AROLA
Kenneth B. Arola
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of 2008 Incentive Awards for Named Executive Officers. †	Form 8-K and Form 8-K/A	01/13/2009 and 01/22/2009	Item 5.02 only

10.2	Employment Agreement between Sheila Tan and Align Technology, Inc. dated March 3, 2009. †				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†  Management contract or compensatory plan or arrangement