Form 10-Q
period 2009-06-30
ALIGN TECHNOLOGY INC
filed 2009-08-05
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2009 was 66,660,177.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen and Vivera, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$76,316	$79,902	$146,448	$154,678

Cost of revenues	18,338	20,243	35,763	39,851

Gross profit	57,978	59,659	110,685	114,827

Operating expenses:

Sales and marketing	29,108	32,464	56,962	60,523
General and administrative	16,539	16,322	30,007	31,510
Research and development	5,669	7,001	10,860	14,296
Restructurings	409	—	1,319	—

Total operating expenses	51,725	55,787	99,148	106,329

Profit from operations	6,253	3,872	11,537	8,498

Interest and other income, net	557	443	705	1,409

Net profit before provision for income taxes	6,810	4,315	12,242	9,907
Provision for income taxes	(2,265)	(285)	(5,061)	(573)

Net profit	$4,545	$4,030	$7,181	$9,334

Net profit per share:
Basic	$0.07	$0.06	$0.11	$0.14
Diluted	$0.07	$0.06	$0.11	$0.13

Shares used in computing net profit per share:
Basic	66,285	68,581	66,135	68,817
Diluted	67,373	69,916	66,941	70,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$122,182	$87,100
Marketable securities, short-term	20,895	23,066
Accounts receivable, net of allowance for doubtful accounts of $1,075 and $612, respectively	53,236	52,362
Inventories, net	2,111	1,965
Prepaid expenses and other current assets	15,324	13,414
Total current assets	213,748	177,907

Property and equipment, net	24,518	26,979
Goodwill	478	478
Intangible assets, net	6,388	7,788
Deferred tax asset	61,133	61,696
Other assets	1,529	4,493
Total assets	$307,794	$279,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,473	$5,580
Accrued liabilities	40,200	38,282
Deferred revenues	23,138	16,710
Total current liabilities	69,811	60,572
Other long-term liabilities	205	229
Total liabilities	70,016	60,801
Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 66,381 and 65,633 shares issued and outstanding, respectively.)	7	7
Additional paid-in capital	451,504	439,494
Accumulated other comprehensive income, net	316	269
Accumulated deficit	(214,049)	(221,230)
Total stockholders’ equity	237,778	218,540
Total liabilities and stockholders’ equity	$307,794	$279,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net profit	$7,181	$9,334
Adjustments to reconcile net profit to net cash provided by operating activities:
Deferred taxes	563	—
Depreciation and amortization	4,979	4,803
Amortization of intangibles	1,400	1,418
Stock-based compensation	8,024	8,786
Provision (benefit) from doubtful accounts	517	(152)
Loss on retirement and disposal of fixed assets	11	210
Excess tax benefit from share-based payment arrangements	—	(86)
Changes in assets and liabilities:
Accounts receivable	(1,370)	(5,537)
Inventories	(150)	(100
Prepaid expenses and other current assets	(1,843)	(1,163)
Accounts payable	1,240	81
Accrued and other long-term liabilities	2,141	(5,677)
Deferred revenues	6,420	1,715
Net cash provided by operating activities	29,113	13,632

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,044)	(9,634)
Proceeds from sale of equipment	—	185
Purchases of marketable securities	(20,972)	(45,148)
Maturities of marketable securities	26,027	36,309
Other assets	100	170
Net cash provided by (used) in investing activities	2,111	(18,118)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,185	7,521
Payments on short-term obligations	(136)	—
Repurchased shares of common stock	—	(27,686)
Excess tax benefit from share-based payment arrangements	—	86
Employees’ taxes paid upon the vesting of restricted stock units	(199)	(238)
Net cash provided by (used in) financing activities	3,850	(20,317)

Effect of foreign exchange rate changes on cash and cash equivalents	8	2

Net increase (decrease) in cash and cash equivalents	35,082	(24,801)
Cash and cash equivalents at beginning of period	87,100	89,140
Cash and cash equivalents at end of period	$122,182	$64,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (the “Company” or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, including normal recurring adjustments, necessary to present fairly Align’s financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008. The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from the December 31, 2008 audited financial statements.  Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported net earnings or financial position.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future period, and the Company makes no representations related thereto.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” the Company evaluated events subsequent to the balance sheet date of June 30, 2009 through the financial statement issuance date of August 5, 2009.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007) and requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS 165, “Subsequent Events” (FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company has adopted this standard as of June 30, 2009; however, the adoption of FAS 165 had no impact to the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB 140” (“FAS 166”). FAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FAS 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009, and in interim periods within those first annual reporting periods with earlier adoption prohibited. The Company is currently assessing the potential impact, if any, on the adoption of FAS 166 on its consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. FAS 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company is assessing the potential impact, if any, of the adoption of FAS 167 on its consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162” (“FAS 168”).  FAS 168 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas. The Codification was adopted on July 1, 2009 for the Company’s consolidated financial statements for the period ended September 30, 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2.   Marketable Securities and Fair Value Measurements

The Company’s short-term marketable securities as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2009	Costs	Gains	Losses	Fair Value
U.S. government notes and bonds	$17,988	$4	$—	$17,992
Corporate bonds and certificates of deposit	1,899	4	—	1,903
Agency bonds and discount notes	1,000	—	—	1,000
Total	$20,887	$8	$—	$20,895

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Costs	Gains	Losses	Fair Value
U.S. government notes and bonds	$9,971	$25	$—	$9,996
Corporate bonds and certificates of deposit	3,774	1	(24)	3,751
Agency bonds and discount notes	8,499	20	—	8,519
Commercial paper	800	—	—	800
Total	$23,044	$46	$(24)	$23,066

As of June 30, 2009, all short-term investments have maturity dates of less than one year. For the six months ended June 30, 2009 and 2008, no significant losses were realized on the sale of marketable securities.

The Company’s long-term marketable securities as of December 31, 2008 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Costs	Gains	Losses	Fair Value
Agency bonds	$1,000	$1	$—	$1,001
Corporate bonds	1,897	—	(35)	1,862
Total	$2,897	$1	$(35)	$2,863

The long-term marketable securities are included in Other assets in the consolidated balance sheet. As of June 30, 2009, the Company did not hold any long term marketable securities.

Fair Value Measurements

The Company measures the fair value of its cash equivalents and marketable securities as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the GAAP fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value:

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

The Company did not hold any Level 3 assets or liabilities during the quarter ended June 30, 2009.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other
	Balance as of	Identical Assets	Observable Inputs
Description	June 30, 2009	(Level 1)	(Level 2)
Cash equivalents:
Money market funds	$86,383	$86,383	$—
U.S. government debt securities	6,999	6,999
Short-term investments:
Corporate bonds and certificates of deposit	1,903		1,903
U.S. government debt securities	17,992	17,992
Agency bonds and discount notes	1,000		1,000
	$114,277	$111,374	$2,903

Note 3.   Balance Sheet Components

Inventories, net are comprised of (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$1,150	$1,066
Work in process	417	416
Finished goods	544	483
	$2,111	$1,965

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued payroll and benefits	$18,760	$17,795
Accrued income taxes	6,101	2,492
Accrued sales and marketing expenses	2,334	2,449
Accrued sales rebate	2,262	2,205
Accrued sales tax and value added tax	2,248	1,823
Accrued warranty	1,904	2,031
Accrued professional fees	1,638	922
Accrued restructuring	1,075	2,501
Other	3,878	6,064
	$40,200	$38,282

Note 4.   Intangible Assets

The intangible assets represent non-compete agreements received in conjunction with the October 2006 OrthoClear Agreement at gross value of $14 million. These assets are amortized on a straight-line basis over the expected useful life of five years.   As of June 30, 2009 and December 31, 2008, the net carrying value of these non-compete agreements was $6.4 million (net of $7.6 million of accumulated amortization) and $7.8 million (net of $6.2 million of accumulated amortization), respectively.

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

The total estimated annual future amortization expense for these intangible assets as of June 30, 2009 is as follows (in thousands):

Fiscal Year
2009 (remaining 6 months)	$1,400
2010	2,800
2011	2,188
Total	$6,388

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

Trial on liability issues took place between June 9, 2009 and June 25, 2009. The jury returned a verdict finding (i) infringement under 35 U.S.C. §271(g), (ii) finding the six claims in Ormco’s 6,616,444 patent to be not invalid and (iii) providing an advisory verdict on the equitable issues that Ormco did not commit prosecution laches or engage in unclean hands.  On July 28, 2009, the Court entered judgment in favour of Ormco on Align’s defenses of prosecution laches and unclean hands. Subsequent to the jury verdict, the Company filed a motion for judgment as a matter of law on all issues seeking to set aside the jury’s verdict of liability. The Court heard the Company’s motion on August 3, 2009. On August 4, 2009, the Court denied the Company’s motion.

On July 13, 2009, Ormco filed a motion for permanent injunction  against the Company seeking to enjoin the sale of the Invisalign system through the January 2010 expiration of the 6,616,44 patent, as well as other injunctive relief against the Company including (i) the destruction of all material, including software,  created by the Company from September 2003 to the present; (ii) the discontinuation of certification programs and the decertification of doctors certified from September 2003 to the present; and (iii) the destruction of sales representatives’ records developed during this time period. The Court has scheduled a hearing on the motion for permanent injunction on August 17, 2009.

In the event the Company incurs any losses arising from damages, royalty or other payments or injunctions that can prevent the sale of its products, earnings, financial position and cash flows would be materially adversely affected. Although the Company may not succeed in various other post-trial motions, the Company believes it will ultimately succeed in overturning the jury verdict in the Ormco patent litigation on appeal, however that outcome is not certain. The Company has not accrued any amounts for legal settlements or judgments related to the Ormco litigation since it does not believe such amounts are reasonably estimable at this time. This is due to a number of factors, including: discovery regarding possible damages is a lengthy and time consuming process and has not yet even begun; and determining a reasonable royalty rate is highly fact specific and there are many complicated factors to consider in this case.

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

As of June 30, 2009, the Company had no outstanding borrowings under this credit facility and is in compliance with the financial covenants.

Note 7.   Commitments and Contingencies

As of June 30, 2009, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Years Ending December 31,

2009 (remaining 6 months)	$2,011
2010	2,913
2011	2,194
2012	1,703
2013 and thereafter	1,035
Total	$9,856

In April 2009, the Company terminated its third party shelter services arrangement with IMS for order acquisition, the fabrication of aligner molds and finished aligners and the shipment of the completed product to customers. The Company is now a direct manufacturer of its clear aligners at the facility in Juarez, Mexico and directly coordinates order acquisition and product shipment from this location. IMS has assigned the lease for the facility in Juarez, Mexico to Align Mexico, a wholly-owned subsidiary of Align, and the Company guarantees the lease payments for its subsidiary which are included in the table above.

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

The following table reflects the change in the Company’s warranty accrual during the six months ended June 30, 2009 and 2008, respectively (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$2,031	$2,035
Charged to cost of revenues	1,227	1,311
Actual warranty expenses	(1,354)	(1,185)
Balance at end of period	$1,904	$2,161

Note 8.   Stock-based Compensation

Summary of stock-based compensation expense

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 is based on options ultimately expected to vest and has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  The following table summarizes stock-based compensation expense related to all of the Company’s stock-based options and employee stock purchases for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Cost of revenues	$406	$471	$791	$861
Sales and marketing	1,364	1,440	2,316	2,679
General and administrative	2,000	2,279	3,954	4,113
Research and development	539	585	963	1133
Total stock-based compensation expense	$4,309	$4,775	$8,024	$8,786

The fair value of stock options granted and the option component of the Purchase Plan shares were estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock Options:
Expected term (in years)	4.4	4.4	4.4	4.4
Expected volatility	62.4%	59.9%	61.4%	59.8%
Risk-free interest rate	1.8%	3.1%	1.6%	2.8%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$6.09	$6.29	$4.08	$6.50

Employee Stock Purchase Plan: (1)
Expected term (in years)			1.3	1.3
Expected volatility			74.7%	70.4%
Risk-free interest rate			0.6%	2.2%
Expected dividend			—	—
Weighted average fair value at grant date			$3.7	$5.4

(1) The Employee Stock Purchase Plan has purchase dates on February 1 and August 1 of each year. There were no Employee Stock Purchase Plan activities during the second quarters of 2009 and 2008.

Options

The Company grants options for periods not exceeding ten years and generally vest over 4 years with 25% vesting one year from the date of grant and 1/48th each month thereafter. Stock option activity for the six months ended June 30, 2009 under the stock incentive plans is set forth below:

	Total Shares Underlying Stock Options			In-The-Money Options
	Number of Shares		Weighted Average	Number of Shares	Weighted
	Underlying	Weighted	Remaining	Underlying	Average	Aggregate
	Stock Options	Average	Contractual Term	Stock Options	Exercise	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)	Price	(in thousands)
Outstanding as of December 31, 2008	7,309	$11.63
Granted	1,030	8.19
Cancelled or expired	(233)	12.53
Exercised	(274)	6.18
Outstanding as of June 30, 2009	7,832	$11.34	6.8	3,959	$7.15	$13,646
Vested and expected to vest at June 30, 2009	7,628	$11.35	6.8	3,857	$7.13	$13,371
Exercisable at June 30, 2009	4,829	$11.02	5.7	2,809	$6.83	$10,603

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Align’s closing stock price on the last trading day of the second quarter of 2009 of $10.60 and the number of in-the-money options multiplied by the respective exercise price) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of stock options exercised for the three and six months June 30, 2009 was $0.7 million and $1.0 million, respectively. As of June 30, 2009, the Company expects to recognize $17.9 million of total unamortized compensation cost related to stock options over a weighted average period of 2.5 years. The Company did not recognize tax benefits from exercised options for the six months ended June 30, 2009 as the amount was not material to the consolidated financial statements.

Restricted Stock Units

The Company grants restricted stock units (RSUs) that generally vest over 4 years.  Prior to October 2007, 25% of the grant vested on the one year anniversary of the date of grant and 6.25% vested quarterly thereafter.  In October 2007, the Compensation Committee of the Board of Directors approved to change the vesting for prospective grants of RSUs to 25% annually.  The fair value of each award is based on the Company’s closing stock price on the date of grant.  A summary of the nonvested shares for the three months ended June 30, 2009 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2008	872	$13.69
Granted	309	8.2
Vested and released	(168)	12.35
Forfeited	(34)	12.28
Nonvested as of June 30, 2009	979	$12.23	1.56	$10,382

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by using Align’s closing stock price on the last trading day of the second quarter of 2009 of $10.60 multiplied by the number of nonvested restricted stock units) that would have been received by the award holders had all restricted stock units been vested and released on June 30, 2009.  This amount changes based on the fair market value of Align’s stock.

The total intrinsic value of restricted stock units vested and released for the three and six months ended June 30, 2009 was $0.7 million and $1.5. million, respectively. As of June 30, 2009, the total unamortized compensation cost related to restricted stock units was $10.3 million, which Align expects to recognize over a weighted average period of 2.5 years. The Company did not recognize tax benefits from restricted stock units that vested during the six months ended June 30, 2009 as the amount was not material to the consolidated financial statements.

Employee Stock Purchase Plan

Align’s Employee Stock Purchase Plan (the “Purchase Plan”) consists of overlapping twenty-four month offering periods with four six-month purchase periods in each offering period.  Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the purchase period or the end of the purchase period, whichever price is lower.  The Company accounts for the Purchase Plan as a compensatory plan and has valued the option component of the Purchase Plan shares at the date of grant using the Black-Scholes option pricing model.

As of June 30, 2009, Align expects to recognize $2.7 million of total unamortized compensation cost related to employee stock purchases over a weighted average period of 0.6 years.

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

During the second quarter of fiscal 2009, the amount of unrecognized tax benefits was increased by approximately $0.3 million.  The total amount of unrecognized tax benefits was $3.7 million as of June 30, 2009, which would impact the Company’s effective tax rate if recognized. In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties are immaterial and are included in the unrecognized tax benefits.  There were no significant changes to this amount as of June 30, 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. All of the Company’s tax years will be open to examination by the U.S. federal and most state tax authorities due to the Company’s net operating loss and overall credit carryforward position. With few exceptions, the Company is no longer subject to examination by foreign tax authorities for years before 2005.

Note 10.    Net Profit Per Share

Basic net profit per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net profit per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, include options, restricted stock units, and the dilutive component of Purchase Plan shares.

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net profit	$4,545	$4,030	$7,181	$9,334

Weighted-average common shares outstanding, basic	66,285	68,581	66,135	68,817

Effect of potential dilutive common shares	1,088	1,335	806	1,661
Total shares, diluted	67,373	69,916	66,941	70,478

Basic net profit per share	$0.07	$0.06	$0.11	$0.14
Diluted net profit per share	$0.07	$0.06	$0.11	$0.13

For the three and six months ended June 30, 2009, stock options and restricted stock units totaling 5.4 million and 5.6 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect. For the three and six months ended June 30, 2008, stock options and restricted stock units totaling 5.5 million and 4.7 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 11. Comprehensive Income

Comprehensive income includes net profit, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net profit	$4,545	$4,030	$7,181	$9,334
Foreign currency translation adjustments	384	(43)	26	253
Change in unrealized gain/(loss) on available-for-sale securities	1	(37)	21	9
Comprehensive income	$4,930	$3,950	$7,228	$9,596

Note 12. Segments and Geographical Information

Segment

The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.  During all periods presented, the Company operated as a single business segment.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
North America	$57,230	$63,025	$112,523	$123,283
Europe	18,428	16,311	32,780	30,466
Other international	658	566	1,145	929
Total net revenues	$76,316	$79,902	$146,448	$154,678

	As of June 30,	As of December 31,
	2009	2008
Long-lived assets:
North America	$91,734	$99,086
Europe	1,051	960
Other international	1,261	1,388
Total long-lived assets	$94,046	$101,434

Note 13. Restructuring

In July and October 2008, the Company announced restructuring plans to increase efficiencies across the organization and lower the overall cost structure.  The July 2008 plan reduced full time headcount primarily through a phased-consolidation of order acquisition operations from the corporate headquarters in Santa Clara, California to Juarez, Mexico, which was completed by the end of 2008.  In addition to headcount reductions, the October restructuring plan included the phased relocation of the Company’s shared services organizations from Santa Clara, California to its facility in Costa Rica, which was completed during the second quarter of 2009.

Activity and liability balances related to restructuring activity for the quarter ended June 30, 2009 are as follows (in thousands):

Severance and Benefits
Balance at December 31, 2008	$2,501
Restructuring accrual	1,435
Cash payments	(2,861)
Balance at June 30, 2009	$1,075

The Company has included this amount in Accrued liabilities in the Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding the Ormco litigation,  the potential outcomes of such litigation as well as the impact a negative outcome would have on our business, our expectations regarding the Proficiency Requirements and its impact on our case volume and revenues, including our belief that the Proficiency Requirements will not have a material impact on our 2009 revenues and results of operations,  the anticipated impact our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectation that our utilization rate will improve over time, our expectations regarding our average selling prices and gross profits in 2009, our expectations regarding the continued growth of our international markets, our expectations regarding the impact of increased consumer marketing programs in Europe, our expectations that the decline in general economic conditions in 2009 may result in a decline in our product volumes and revenues compared to 2008, the anticipated level of our operating expenses, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our goal is to establish Invisalign as the standard method for treating malocclusion ultimately driving increased product adoption by dental professionals by focusing on four key objectives: driving product innovation, enhancing the customer experience, generating consumer demand and expanding into international markets.

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

With the introduction of Invisalign Teen, our Invisalign product family now includes a product designed to meet the specific needs of the non-adult comprehensive or younger teen market. Invisalign Teen features include an aligner wear indicator to help gauge patient compliance and specially engineered aligner features to address the natural eruption of key teeth and lingual root control. Predominantly marketed to orthodontists who treat the vast majority of malocclusion in teen patients, these features make it easier and more efficient for orthodontists to treat those younger patients. The launch of a teen-specific product makes the Invisalign system more applicable to an orthodontist’s patient base, which we believe will increase our penetration into and our share of the teen treatment market over time.  In addition, some of our customers believe the additional product features included in Invisalign Teen are desirable to use on all of their patients regardless of age.  As a result, these customers are increasingly using Invisalign Teen rather than Invisalign Full on their adult patients.   Although Invisalign Teen has grown from 8% of our total case volume in the first quarter of 2009 to 11% of our total case volume in the second quarter of 2009, we expect that orthodontists will continue to adopt Invisalign Teen slowly, after they experience multiple successful treatment outcomes.

Our most recently launched product, Invisalign Assist, is intended to help newly-trained and lower volume Invisalign GPs accelerate the adoption and frequency of use of Invisalign into their practice. Invisalign Assist features are intended to make it easier for doctors to select appropriate cases for their experience level or treatment approach. In addition, GPs can plan and submit cases efficiently, manage appointments with suggested tasks, and receive batch shipments of aligners based on treatment progress. We believe Invisalign Assist will help GPs increase their confidence in prescribing Invisalign treatment.

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

Furthermore, on June 2, 2009, we announced the implementation of the Invisalign Product Proficiency Requirements (or the Proficiency Requirements) in North America to help ensure that Invisalign-trained doctors have the experience and confidence necessary to achieve high quality treatment outcomes for Invisalign patients.  Under the Proficiency Requirements, every Invisalign provider in North America must start 10 Invisalign cases (measured by case shipments) and complete at least 10 Invisalign-specific continuing education (CE) credits each calendar year.  Doctors who do not meet the annual case start and CE requirements by the end of each calendar year, starting with December 31, 2009, will be able to continue treating any cases in-progress, but they will not be eligible to submit new Invisalign cases or to use Invisalign marketing resources. Doctors can reactivate their provider status by retaking Invisalign Clear Essentials I training and meeting the Proficiency Requirements during the new calendar year. In conjunction with the Proficiency Requirements, we have defined a Proficiency Pathway consisting of Invisalign educational opportunities that matches clinical education to case experience levels in order to help doctor’s gain confidence with case selection and treatment planning, case submission and treatment management.  We expect that the Proficiency Requirements will enable us to focus more effectively on those doctors who want to make Invisalign a key part of their practice and consequently increase the rate that they move up the adoption curve to ultimately become promoters.

Other resources that we offer our doctors include the Aligntech Institute program (www.aligntechinstitute.com), which is an interactive website that provides clinical education and practice development training. These clinical education and practice development training opportunities include instructor-led training classes, seminars and workshops, conference calls, web-based videos, case studies, and other clinical resources. Many of these courses and resources are eligible for continuing education (CE) credits. Additionally, our VIP portal (Virtual Invisalign Practice) provides our trained doctors and their staff access to thousands of Invisalign cases and best practices as well as up-to-date support information, programs and marketing materials for continuous support and information access.

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

Consumer demand generation for Invisalign.  Marketing to the consumer and creating demand is one of our key strategic objectives to driving long-term growth. Our market research indicates that the majority of people with malocclusion who desire treatment forgo treatment rather than elect traditional treatment due to its many limitations, such as compromised aesthetics and oral discomfort. By communicating the benefits of Invisalign to both dental professionals and consumers, we intend to increase the number of patients who seek treatment using Invisalign. Historically, our marketing programs have been directed to an adult audience, however, with the introduction of Invisalign Teen, we will for the first time direct our communication efforts directly to teens and their parents. Despite the continuing challenges in the U.S. economy and weak consumer spending, we believe that consumer demand creation is a key component to our long-term growth. As a result, we will continue to invest in efforts to increase consumer awareness of Invisalign through a variety of media outlets. We will continue to drive consumer demand among the adult population through our traditional TV advertising, as well as digital online media. In 2009, we are focusing our efforts on the introduction of a new public relations program for Invisalign Teen intended to access print, TV and online media. We also have a teen specific website and will increasingly leverage widgets, social media and blogs to directly target teens.

Growth of international markets.  We will continue to focus our efforts towards increasing adoption of Invisalign by dental professionals in our key international markets, Europe and Japan. Similar to the North America market, our objective internationally is to increase the number of doctors that are motivated to becoming an Invisalign provider and committed to making Invisalign a key part of their practices. Through June 30, 2009, we have trained over 14,000 doctors, predominantly orthodontists in core Europe, our primary international market. Product line expansion is key to providing doctors a solution that addresses a wider range of potential patient needs with greater treatment flexibility. In October 2008, we launched Invisalign Express in Europe expanding our international product offerings. In Europe, the vast majority of orthodontic case starts are children and teens. With the introduction of Invisalign Teen in Europe in March 2009, we expect the addressable market for our product to expand and ultimately increase adoption. In addition, we will carry on our efforts to increase brand awareness and consumer demand in Europe by continuing our consumer advertising campaign that was first launched in March 2007. Additionally, although the vast majority of our international revenues are from direct sales, approximately 9% of our international sales are through distributors covering smaller international markets, specifically Asia Pacific and Latin America. We will consider selling through distributors in other smaller or less strategic markets as well as consider expanding directly into additional countries on a case-by-case basis. With these efforts, we expect our international revenues to continue to increase in absolute dollars and as a percentage of total net revenues in the foreseeable future.

In addition to whether we successfully execute our business strategy, a number of other factors, the most important of which are set forth below, may affect our results during the remainder of 2009 and beyond.

•

Introduction of Proficiency Requirements. We have a large number of low volume doctors that make up a significant portion of our customer base. As awareness and acceptance of Invisalign has grown, so has consumer demand and the size of our trained doctor base. Today, there are more than 43,000 Invisalign-trained doctors in North America, and approximately 3,000,000 prospective patients visit our web site annually looking for a qualified provider. We want to direct any one of those potential patients to any Invisalign practice and feel comfortable that the patient will receive the best treatment experience possible. To further this goal, on June 2, 2009, we announced the implementation of the Invisalign Product Proficiency Requirements in North America to help ensure that Invisalign-trained doctors have the experience and confidence necessary to achieve high quality treatment outcomes for Invisalign patients. Under the Proficiency Requirements, every Invisalign provider in North America must start 10 Invisalign cases (measured by case shipments) and complete at least 10 Invisalign-specific continuing education (CE) credits each calendar year. For a further description of the Proficiency Requirements see “Moving from Invisalign provider to a leading Invisalign provider” above. Although we want every doctor to achieve and maintain the Proficiency Requirements with Invisalign, we expect that a number of our lower volume doctors may be unwilling or unable to meet the requirements. Although we believe that the Proficiency Requirements will not have a material impact on our results of operations in 2009, if the number of customers that meet the Proficiency Requirements is less than we anticipate, our case volumes will decrease and our revenues will be harmed. See Part I, Item 1A—“Risk Factors” for risks related to our Proficiency Requirements.

•

Ormco litigation. On June 25, 2009, the jury delivered a verdict against Align in a lawsuit brought by Ormco. Ormco alleged that we infringed claims of Ormco’s 6,616,444 patent. We claimed non-infringement, invalidity, as well as unenforceability of the patent. The jury found the claims asserted by Ormco in the 6,616,444 patent to be infringed and valid. The jury also issued an advisory verdict that Ormco did not engage in prosecution laches or unclean hands. On July 28, 2009, the Court entered judgement in favor of Ormco on our defenses of prosecution laches and unclean hands. Subsequent to the jury verdict, we filed a motion for judgment as a matter of law on all issues seeking to set aside the jury’s verdict of liability. The Court heard our motion on August 3, 2009. On August 4, 2009, the Court denied our motion. We will file various other post-trial motions and if unsuccessful, we intend to appeal the liability decision and request a stay of the damages phase of the case pending appeal. A trial with regard to damages for infringement has not been scheduled but would likely occur no earlier than 2010.

On July 13, 2009, Ormco filed a motion for permanent injunction against us seeking to enjoin the sale of the Invisalign system through the January 2010 expiration of the 6,616,44 patent, as well as other injunctive relief against us including (i) the destruction of all material, including software, created by Align from September 2003 to the present; (ii) the discontinuation of certification programs and the decertification of doctors certified from September 2003 to the present; and (iii) the destruction of sales representatives’ records developed during this time period. The Court has scheduled a hearing on the motion for permanent injunction on August 17, 2009. We believe that the unusual injunctive relief is unwarranted and not supported by the law or facts of the case. We will contend that an injunction would cause irreparable harm to us, our employees and those doctors who include Invisalign as a large part of their practice, and would interrupt patient treatment and services currently underway. In addition, a balancing of hardships weighs heavily in our favor as the issuance of the injunction would require us to cease the sale of our sole product, the Invisalign system, while the denial of the injunction does not harm Ormco. Finally, any harm Ormco claims to have suffered would be sufficiently compensated by monetary damages. For these reasons, we strongly believe that Ormco’s motion for a permanent injunction should be denied, and we will vigorously oppose the motion. In the event that the Court grants a permanent injunction, we would immediately appeal to the Federal Circuit Court of Appeals and seek to stay the injunction.  In the event we incur any losses arising from damages, royalty or other payments or injunctions that can prevent the sale of our products, our earnings, financial position and cash flows would be materially adversely affected. Although we believe that if we are not successful in various other post-trial motions, we expect to ultimately be successful in overturning the jury verdict in the Ormco patent litigation on appeal, however, we cannot be certain that we will succeed. We have not accrued any amounts for legal settlements or judgments related to the Ormco litigation since we do not believe such amounts are reasonably estimable at this time. This is due to a number of factors, including: discovery regarding possible damages is a lengthy and time consuming process and has not yet even begun; and determining a reasonable royalty rate is highly fact specific and there are many complicated factors to consider in this case. See Part I, Item 1A—“Risk Factors” for risks related to patent litigation.

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

•

Utilization Rates. Our goal is to establish Invisalign as the standard method for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates from the years ended 2007 and 2008 through the second quarter 2009 are as follows

Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

As set forth in the chart above, year over year utilization rates declined slightly for our North America channel in each quarter of 2008 compared to the same quarter in 2007 and in the first and second quarters of 2009 compared to the same quarters in 2008.  For the second quarter of 2009 compared to the same quarter in 2008, the utilization rate was higher for our international channel.  We believe that the continued economic slowdown has negatively impacted many of our customers and will continue to negatively impact our customers generally and our North America GP customers in particular.  In addition, although we believe that the introduction of the Proficiency Requirements will not have a material impact on our results of operations in 2009, if a lesser number of our customers than we anticipate fail to maintain and/or increase utilization to meet the Proficiency Requirements, our utilization will decrease further and our revenues will be harmed.

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

•

Reliance on international manufacturing operations. Our manufacturing efficiency has been and will continue to be an important factor in our future profitability. Currently, two of our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, dental technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans. In April 2009, we terminated our third party shelter services arrangement with IMS for order acquisition, the fabrication of aligner molds and finished aligners and the shipment of the completed product to customers. We are now a direct manufacturer of our clear aligners at our facility in Juarez, Mexico with approximately 495 employees and directly coordinate order acquisition and product shipment from this location. Our success will depend in part on the efforts and abilities of management to effectively manage these international operations, including any difficulties encountered by us with respect to a transition from a third party shelter services arrangement to a direct manufacturer, including difficulties hiring and retaining qualified personnel. If our management fails in any of these respects, we could experience production delays and lost or delayed revenue. In addition, even if we have case submissions, we may not have a sufficient number of trained dental technicians in Costa Rica to create the ClinCheck treatments, or if we are unable to ship our product to our customers on a timely basis, our revenue will be delayed or lost, which will cause our operating results to fluctuate. See Part I, Item 1A—“Risk Factors” for risks related to our international operations.

•                  Seasonal Fluctuations.  Seasonal fluctuations in the number of doctors in their offices and available to take appointments have affected, and are likely to continue to affect, our business. Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to start fewer cases.  Summer, however, is typically the busiest time for Ortho practices that have a high percentage of adolescent and teenage patients.  This is because parents want to get their teens started in treatment before the start of the school year.  As a result, adult appointments, including adult Invisalign patient starts, are often pushed further into late summer or early fall.  This year, with the availability of Invisalign Teen, will be the first time we are able to compete for a share of teen patient starts.  We believe that Invisalign Teen will help moderate the historical trend we have typically seen for our North American Ortho customers during the summer months.  We continue to expect, however, that we will experience the typical seasonal trends in Europe and with our North American GPs.  These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

•                  Restructuring. During 2008, we announced restructuring plans in July and October to increase efficiencies across the organization and lower the overall cost structure.  In July 2008, we implemented a restructuring plan to reduce our full time headcount including a phased consolidation of order acquisition from our corporate headquarters in Santa Clara, California, to Juarez, Mexico, which was completed by the end of 2008. In October 2008, we implemented a restructuring plan to reduce full time headcount in Santa Clara, California and created a new shared services organization in our existing Costa Rica facility that consolidates customer care, accounts receivable, credit and collections, and customer event registration organizations, which were previously located in Santa Clara, California. The relocation was completed during the second quarter of 2009. See Part II, Item 1A—“Risk Factors” for risks related to the October restructuring, including the phased-relocation of our customer facing operations to Costa Rica.

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

Our short-term marketable securities as of June 30, 2009 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2009	Costs	Gains	Losses	Fair Value
U.S. government notes and bonds	$17,988	$4	$—	$17,992
Corporate bonds and certificates of deposit	1,899	4	—	1,903
Agency bonds and discount notes	1,000	—	—	1,000
Total	$20,887	$8	$—	$20,895

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

Results of Operations

Net revenues:

Invisalign product revenues by channel and other non-case revenues, which represents training, retainer and ancillary products, for the three and six months ended June 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Net				Net
Net revenues	2009	2008	Change	% Change	2009	2008	Change	% Change
North America:
Ortho	$21.6	$23.0	$(1.4)	(6.1%)	$42.7	$45.6	$(2.9)	(6.4%)
GP	31.7	35.6	(3.9)	(11.0%)	62.6	69.5	(6.9)	(9.9%)
Total North American Invisalign	53.3	58.6	(5.3)	(9.0%)	105.3	115.1	(9.8)	(8.5%)
International Invisalign	18.1	16.4	1.7	10.4%	32.4	30.6	1.8	5.9%
Total Invisalign revenues	71.4	75.0	(3.6)	4.8%)	137.7	145.7	(8.0)	(5.5%)
Non-case revenues	4.9	4.9	—	0.0%	8.7	9.0	(0.3)	(3.3%)
Total net revenues	$76.3	$79.9	$(3.6)	(4.5%)	$146.4	$154.7	$(8.3)	(5.4%)

Case volume data which represents Invisalign case shipments by channel, for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Net	%			Net	%
Invisalign case volume	2009	2008	Change	Change	2009	2008	Change	Change
North America:
Ortho	17.5	18.1	-0.6	(3.3%)	34.4	35.6	(1.2)	(3.4%)
GP	23.5	27.1	-3.6	(13.3%)	46.8	53.0	(6.2)	(11.7%)
Total North American Invisalign	41.0	45.2	-4.2	(9.3%)	81.2	88.6	(7.4)	(8.4%)
International Invisalign	12.0	9.7	2.3	23.7%	21.9	18.0	3.9	21.7%
Total Invisalign case volume	53.0	54.9	(1.9)	(3.5%)	103.1	106.6	(3.5)	(3.3%)

Our total net revenues decreased for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008.  Revenues for North America were negatively impacted by lower case volumes primarily due to the continued economic downturn, especially in the GP channel.  In addition, a shift towards our new products which have a greater proportion of revenue that is deferred compared to Invisalign Full, as well as higher promotional discounts, further contributed to the decline in revenue. The North American price increases that became effective at the beginning of 2009 partially offset the reduction in revenue. Our international Invisalign revenues improved compared to the same period in 2008 reflecting an increase in case volume partially offset by unfavorable exchange rates against the U.S. dollar.

For 2009, we expect our total net revenues to decrease compared to 2008 primarily due to case volume decreases in North America mostly attributable to the current economic slowdown which was partially offset by expected growth in international revenue.  We expect our mix of products to continue to shift in 2009 toward new products introduced in the second half of 2008, which have a significantly higher amount of deferred revenue as a percentage of their average selling price compared to Invisalign Full.

Cost of revenues and gross profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2009	2008	Change	2009	2008	Change
Cost of revenues	$18.3	$20.2	$(1.9)	$35.8	$39.9	$(4.1)
% of net revenues	24.1%	25.3%		24.4%	25.8%

Gross profit	$58.0	$59.7	$(1.7)	$110.7	$114.8	$(4.1)
Gross margin	75.9%	74.7%		75.6%	74.2%

Cost of revenues includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.  Cost of revenues also includes the cost of the third party shelter service provider, we utilized in Juarez, Mexico until April 2009.

Gross margin improved in both the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to improved manufacturing efficiencies, including reduced headcount and cost savings relating to the phased-consolidation of order acquisition operations from Santa Clara, California to Juarez, Mexico, which was completed in December 2008.  Furthermore, since the termination of our relationship with IMS in April 2009, we became a direct manufacturer of our aligners, which resulted in additional cost savings.

We anticipate our gross margin in 2009 to improve slightly compared 2008 as we benefit from the 2008 restructuring and the transition from a third party shelter service provider to directly manufacturing our clear aligners.

Sales and marketing:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2009	2008	Change	2009	2008	Change
Sales and marketing	$29.1	$32.5	$(3.4)	$57.0	$60.5	$(3.5)
% of net revenues	38.1%	40.6%		38.9%	39.1%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing, customer care and stock-based compensation expense.

Our sales and marketing expense decreased in the three months ended June 30, 2009 as compared to the same period in 2008, as a result of a reduction of $2.1 million in advertising, promotions, and media costs. These costs were higher in the second quarter of 2008 due to the launch of our new products. Additionally, three clinical education events took place during the second quarter of 2008 whereas two occurred during the second quarter of 2009 resulting in a $1.4 million savings.

For the six months ended June 30, 2009 compared to the same period in 2008, the decrease in sales and marketing expense was due to a $4.3 million decrease in media, marketing, and clinical costs related to the new products launched in 2008 and a decrease in various other marketing expenses. These decreases were partially offset by increases in public relations events of approximately $1.8 million and payroll related costs of $1.1 million due to higher sales commissions.

We expect sales and marketing expense levels in 2009 to be slightly lower than 2008.  Through the remainder of 2009, we will continue to invest in our international channel, including sales force expansion and consumer advertising and continue the commercialization of new products in North America.  This will be offset by benefits from the transition of our customer care organization from Santa Clara, California to Costa Rica which was completed in the second quarter of 2009.

General and administrative:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2009	2008	Change	2009	2008	Change
General and administrative	$16.5	$16.3	$0.2	$30.0	$31.5	$(1.5)
% of net revenues	21.7%	20.4%		20.5%	20.4%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense was comparable for the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to increased legal fees of approximately $1.8 million related to the Ormco litigation, which was partially offset by a decrease of $1.6 million in payroll related costs resulting from a decrease in headcount from the 2008 restructuring programs.

General and administrative expense decreased during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to reduced payroll-related expenses of $1.8 million, resulting from a decrease in headcount and lower legal and consulting costs of $1.9 million, as a result of an insurance reimbursement of $1.5 million, received in the first quarter of 2009 related to the OrthoClear litigation. These costs were partially offset by higher depreciation and bad debt expense of $1.4 million.

We expect general and administrative expense for 2009 to be slightly lower than 2008 levels as we benefit from the October 2008 restructuring, including the transition of our shared services organizations to Costa Rica which was completed in the second quarter of 2009.  These benefits may be partially offset by ongoing litigation costs related to Ormco.

Research and development:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2009	2008	Change	2009	2008	Change
Research and development	$5.7	$7.0	$(1.3)	$10.9	$14.3	$(3.4)
% of net revenues	7.4%	8.8%		7.4%	9.2%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense was lower during the three months ended June 30, 2009 compared to the same period in 2008 primarily due to a $0.9 million decrease in payroll-related expenses resulting from reduced headcount from the 2008 restructuring programs.

Research and development expense decreased during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to decreases in payroll-related expenses of $2.3 million, as well as decreases in outside consulting, depreciation and other administration costs totaling approximately $1.0 million.

We expect research and development expense levels in 2009 to be slightly lower than 2008 as a result of reduced headcount from the 2008 restructuring programs and lower consulting expenses.

Restructuring:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2009	2008	Change	2009	2008	Change
Restructuring	$0.4	$—	$0.4	$1.3	$—	$1.3
% of net revenues	0.5%	0.0%		0.9%	0%

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

In addition to headcount reductions, the October restructuring plan included the phased relocation of our shared services organizations from Santa Clara, California to our facility in Costa Rica, which we completed during the second quarter of 2009. For the three months ended June 30, 2009, we incurred approximately $0.4 million in restructuring expenses and approximately $1.3 million during the six months ended June 30, 2009, which were related to severance and termination benefits. We do not expect to incur any additional restructuring charges under the October 2008 Plan for the remainder of 2009.

Interest and other income, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2009	2008	Change	2009	2008	Change
Interest income	$0.2	$0.7	$(0.5)	$0.4	$1.9	$(1.5)
Other income (expense), net	0.4	(0.3)	0.7	0.3	(0.5)	0.8
Total interest and other, net	$0.6	$0.4	$0.2	$0.7	$1.4	$(0.7)

Total interest and other income, net includes interest income earned on cash balances, and interest expense on debt, foreign currency translation gains and losses and other miscellaneous charges.

Interest income, net decreased for both the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to lower returns on our investments.  We shifted our investments into more conservative securities, principally US government securities, which bear lower interest rates in addition to generally lower interest rates for investments due to the low Federal Funds Rate established by the Federal Reserve.

Other income (expense), net in the three months ended June 30, 2009 was consistent with the same period in 2008.

Income tax provision:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2009	2008	Change	2009	2008	Change
Provision for income taxes	$2.3	$0.3	$2.0	$5.1	$0.6	$4.5

We recorded an income tax provision of $2.3 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, representing effective tax 33.3% and 6.6%.  We recorded an income tax provision of $5.1 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively, representing effective tax rates of 41.34% and 5.8%.   Our effective tax rate for the remainder of 2009 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

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

In February 2009, the California 2009-2010 budget legislation was signed into law.  One of the major components of this legislation is the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011.  As a result of our anticipated election of the single sales factor, we are required under SFAS 109 to re-measure our deferred taxes taking into account the reversal pattern and the expected California tax rate under the elective single sales factor.  We have determined that by electing a single sales factor apportionment, our deferred tax assets will decrease by approximately $0.6 million (net of federal benefit).  The tax impact of $0.6 million has been recorded as a discrete item in the first quarter of fiscal year 2009.

Liquidity and Capital Resources

We fund our operations from product sales and proceeds from the sale of common stock. As of June 30, 2009 and December 31, 2008 we had the following cash and cash equivalents, and short-term marketable securities (in thousands):

	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$122,182	$87,100
Marketable securities, short-term	20,895	23,066
Total	$143,077	$110,166

Net cash provided by operating activities was $29.1 million for the six months ended June 30, 2009 resulting primarily from our net profit of $7.2 million adjusted by $14.9 million for non-cash items such as depreciation, amortization of intangibles and stock based compensation expense, as well as a $10.5 million increase in accounts payable and accrued liabilities due to timing of payments to our suppliers and higher deferred revenue related to our new Invisalign Teen and Invisalign Assist products.  These changes were offset by a $3.5 million increase in accounts receivable, prepaids, and other assets.

Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2008, resulting primarily from our net profit of $9.3 million adjusted by $15.0 million for non-cash items such as depreciation and amortization, amortization of intangibles and stock-based compensation expense.  These increases in cash flows from operating activities were partially offset by a $5.5 million increase in accounts receivable and a $5.7 million decrease in accrued and other long-term liabilities.

Net cash provided by investing activities was $2.1 million for the six months ended June 30, 2009, consisting largely of $5.1 million of proceeds from net maturities of marketable securities due to the timing of the reinvestment of proceeds from securities that matured, which were partially offset by $3.0 million for the purchase of property, plant, and equipment.

Net cash used in investing activities was $18.1 million for the six months ended June 30, 2008, which largely consisted of $8.8 million of net purchases of marketable securities and $9.6 million used for the purchase of property and equipment.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2009, which primarily resulted from $4.2 million in proceeds from the issuance of our common stock for employee stock option exercises.

Net cash used in financing activities was $20.3 million for the six months ended June 30, 2008, which resulted primarily from $27.7 million of cash used during the period for our $50 million stock repurchase program offset by $7.5 million in proceeds from the issuance of our common stock, primarily from exercises of employee stock options.

Contractual Obligations

In April 2009, we terminated our third party shelter services arrangement with IMS for order acquisition, the fabrication of aligner molds and finished aligners and the shipment of the completed product to customers. We are now a direct manufacturer of our clear aligners at the facility in Juarez, Mexico and directly coordinate order acquisition and product shipment from this location. IMS has assigned the lease to Align Mexico, a wholly-owned subsidiary of Align, and we guarantee the lease payments for our subsidiary.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Trial on liability issues took place between June 9, 2009 and June 25, 2009. The jury returned a verdict finding (i) infringement under 35 U.S.C. §271(g), (ii) finding the six claims in Ormco’s 6,616,444 patent to be not invalid and (iii) providing an advisory verdict on the equitable issues that Ormco did not commit prosecution laches or engage in unclean hands.  On July 28, 2009, the Court entered judgment in favor of Ormco on our defenses of prosecution laches and unclean hands. Subsequent to the jury verdict, we filed a motion for judgment as a matter of law on all issues seeking to set aside the jury’s verdict of liability.  The Court heard our motion on August 3, 2009. On August 4, 2009, the Court denied our motion. We will file various other post-trial motions and if unsuccessful, we intend to appeal the liability decision and request a stay of the damages phase of the case pending appeal.  A trial with regard to damages for infringement has not been scheduled but would likely occur no earlier than 2010.

On July 13, 2009, Ormco filed a motion for permanent injunction against us seeking to enjoin the sale of the Invisalign system through the January 2010 expiration of the 6,616,44 patent, as well as other injunctive relief against us including (i) the destruction of all material, including software, created by Align from September 2003 to the present; (ii) the discontinuation of certification programs and the decertification of doctors certified from September 2003 to the present; and (iii) the destruction of sales representatives’ records developed during this time period. The Court has scheduled a hearing on the motion for permanent injunction on August 17, 2009. We believe that the unusual injunctive relief is unwarranted and not supported by the law or facts of the case. We will contend that an injunction would cause irreparable harm to us, our employees and those doctors who include Invisalign as a large part of their practice, and would interrupt patient treatment and services currently underway.  In addition, a balancing of hardships weighs heavily in our favor as the issuance of the injunction would require us to cease the sale of our sole product, the Invisalign system, while the denial of the injunction does not harm Ormco.  Finally, any harm Ormco claims to have suffered would be sufficiently compensated by monetary damages.  For these reasons, we strongly believe that Ormco’s motion for a permanent injunction should be denied, and we will vigorously oppose the motion.  In the event that the Court grants a permanent injunction, we would immediately appeal to the Federal Circuit Court of Appeals and seek to stay the injunction.

In the event we incur any losses arising from damages, royalty or other payments or injunctions that can prevent the sale of our products, our earnings, financial position and cash flows would be materially adversely affected. Although we believe that if we are not successful in various other post-trial motions, we expect to ultimately be successful in overturning the jury verdict in the Ormco patent litigation on appeal, however, we cannot be certain that we will succeed.  We have not accrued any amounts for legal settlements or judgments related to the Ormco litigation since we do not believe such amounts are reasonably estimable at this time.  This is due to a number of factors, including: discovery regarding possible damages is a lengthy and time consuming process and has not yet even begun; and determining a reasonable royalty rate is highly fact specific and there are many complicated factors to consider in this case. See Part I, Item 1A—“Risk Factors” for risks related to patent litigation.

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

Litigating claims of the types discussed in this Annual Report on Form 10-Q, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts and attention of our management and technical personnel from normal business operations. Any of these results from litigation could adversely affect our results of operations and stock price. From time to time, we have received, and may again receive, letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe any such rights that have been brought to our attention, there may be other more pertinent proprietary rights of which we are presently unaware.

ITEM 1A.       RISK FACTORS

Pending and future patent litigation could be costly and disruptive to us and may have an adverse effect on our financial condition and results of operations.

We operate in an industry that is susceptible to significant patent litigation.  Among other matters, we are currently defending a significant ongoing patent infringement action brought against us by Ormco. On June 25, 2009, the jury in the Ormco patent litigation returned a verdict finding (i) infringement under 35 U.S.C. §271(g) (ii) finding the six claims in Ormco’s 6,616,444 patent to be not invalid and (iii) providing an advisory verdict on the equitable issues that Ormco did not commit prosecution laches or engage in unclean hands.  On July 28, 2009, the Court entered judgment in favor of Ormco on our defenses of prosecution laches or unclean hands. Subsequent to the jury’s verdict, we filed a motion for judgment as a matter of law on all issues seeking to set aside the jury’s verdict. The Court heard our motion on August 3, 2009. On August 4, 2009, the Court denied our motion. On July 13, 2009, Ormco filed a motion for permanent injunction and other injunctive relief against Align seeking (i) the destruction of all material created by Align from September 2003 to the present, including software; (ii) the discontinuation of certification programs and the decertification doctors certified from September 2003 to the present; (iii) the destruction of sales representatives records developed during this time period and (iv) discovery to determine additional equitable relief. The Court has scheduled a hearing on the motion for permanent in junction on August 17, 2009. Align strongly believes that Ormco’s motion for a permanent injunction should be denied and the Company will vigorously oppose the motion.  We believe the requested additional injunctive relief is unwarranted and not supported by the law or facts of this case.  In the event that the Court grants a permanent injunction, Align would immediately appeal to the Federal Circuit Court of Appeals and seek to stay the injunction.  Depending on the judgment entered by the Court, Align will file various other post-trial motions and if unsuccessful, Align intends to appeal the liability decision and request a stay of the damages phase of the case pending appeal. Although we believe that if we are not successful in other various post-trial motions, we expect to ultimately be successful in overturning the jury verdict in the Ormco patent litigation on appeal, however, we cannot be certain that we will succeed.  In the event we incur any losses arising from damages, royalty or other payments or injunctions that prevent the sale of our produts, our earnings, financial position and cash flows would be materially adversely affected.   See Part II, Item 1 of this Quarterly Report Form 10-Q for a summary of our material pending legal proceedings.

We depend on the sale of the Invisalign system for the vast majority of our revenues, and any decline in sales of Invisalign for any reason, including as a result of the introduction of the Proficiency Requirements or a decline in general economic conditions, or a decline in average selling prices would adversely affect revenues, gross margin and net profits.

We expect that revenues from the sale of the Invisalign system will continue to account for the vast majority of our total revenues for the foreseeable future. Continued and widespread market acceptance of Invisalign by orthodontists, GPs and consumers is critical to our future success. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, if orthodontists or GPs choose to use a competitive product rather than Invisalign or if the average selling price of our product declines, our operating results would be harmed. Factors that could cause the adoption of Invisalign to occur at a lower rate than we expect, as well as the risk related to declining average selling prices are described more fully below.

Consumers may not adopt Invisalign as rapidly as we anticipate due to a variety of factors including a continued decline in general economic conditions.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts or a reduction in the demand for Invisalign generally either of which would have a material adverse effect on our sales and operating results. In addition, Invisalign represents a significant change from traditional orthodontic treatment, and consumers may be reluctant to accept it or may not find it preferable to traditional treatment. We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients. Market acceptance will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, greater comfort and hygiene compared to traditional orthodontic products and price for Invisalign compared to competing products.

Orthodontists and GPs may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate for a number of reasons, including the introduction of the Proficiency Requirements or declining general economic conditions.

Our success depends upon increasing acceptance and frequency of use of the Invisalign system by dental professionals (what we refer to as utilization). We have a large number of low volume doctors that make up a large portion of our customer base.  We want every Invisalign provider to be one we can comfortably direct a prospective patient to with an expectation of knowledgeable treatment and a great outcome.  To further this goal, on June 2, 2009, we announced the implementation of the Invisalign Product Proficiency Requirements in North America to help ensure that Invisalign-trained doctors have the experience and confidence necessary to achieve high quality treatment outcomes for Invisalign patients.  Under the Proficiency Requirements, every Invisalign provider in North America must start 10 Invisalign cases and complete at least 10 Invisalign-specific continuing education (CE) credits each calendar year.  Doctors who do not meet the annual case and CE requirements will be able to continue treating their in-progress cases, but will not be eligible to submit new Invisalign cases or to use Invisalign marketing resources.  Doctors can reactivate their provider status by retaking Invisalign Clear Essentials I training and meeting the Proficiency Requirements in the new calendar year.  Although we want every doctor to achieve and maintain the Proficiency Requirements with Invisalign, we expect that a number of our lower volume doctors may be unwilling or unable to meet these requirements.   If the number of our other customers who fail to maintain and/or increase utilization to meet the Proficiency Requirements is greater than we anticipate, our case volumes will decrease and our revenues will be harmed.  In addition, if GPs and Orthos do not attend our training courses in sufficient numbers for any reason, including the introduction of the Proficiency Requirements, or declining general economic conditions, our revenue may fail to grow as expected.  In addition, increased competition from direct competitors could cause us to lose market share and reduce dental professionals’ efforts and commitment to expand their Invisalign practice. If adoption and utilization does not increase as we anticipate, our revenues may fail to grow as expected and our operating results may be harmed.

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

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products. We also provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices.  If we introduce any price reductions, expand our discount programs in the future, if participation in these programs increases or if our product mix shifts from higher priced products to lower price products, our average selling price would be adversely affected and our revenues, gross margin and net profits (losses) may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our revenues and profits are generated in foreign currencies. Revenues and profits generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of revenues and profits in our consolidated financial statements.

If we fail to sustain or increase profitability or revenue growth in future periods, the market price for our common stock may decline.

If we are to sustain or increase profitability in future periods, we will need to continue to increase our revenues, while controlling our expenses. While we generated positive operating cash flow in 2008 and in the first half of 2009, we cannot be certain that we will be able to achieve positive cash flow from operations, from period to period, in the future. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

Our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of ClinCheck and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico. In addition to the research and development efforts conducted in our Santa Clara, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia. In October 2008, we announced the phased-consolidation of our customer-care, accounts receivable, credit and collections and customer event registration organizations, which was previously located in Santa Clara, California, to our facility in Costa Rica. We completed this relocation in the second quarter of 2009. Our increasing reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

We recently completed the relocation of our customer facing organizations to Costa Rica.

In October 2008, we announced a restructuring plan to increase efficiencies across the organization and lower our overall cost structure. In addition to headcount reduction, the restructuring plan included the phased-relocation of our customer care, accounts receivable, credit and collections and customer event registration organizations from Santa Clara, California, to our facility in Costa Rica. We completed this relocation in the second quarter of 2009.  In addition to the risks related to international operations described in the risk factor above, this relocation is accompanied by a number of risks and uncertainties that may affect our results of operations and statement of cash flows, including:

•	due to the large number of new employees in these customer facing organizations, our customers may experience a decrease in service levels for a period of time;

•	the relocation may continue to absorb the attention and resources of management and key employees that would otherwise be available for the ongoing business operations; and

•	difficulties in hiring or retaining employees in Costa Rica with the necessary skills to perform these customer facing functions.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2009, we had 124 issued U.S. patents, 179 pending U.S. patent applications, and 49 issued foreign patents, and 131 pending foreign patent applications.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within our North American and international markets. As of June 30, 2009, our North American sales organization consisted of 162 people, of which 133 were direct sales representatives and 29 were sales administration and regional sales management. Internationally, we had 44 people engaged in sales and sales support as of June 30, 2009. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans and changes in overall levels of pretax earnings. In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2009. As a result of these incentives, income taxes decreased by $1.3 million in 2008. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2009, we held our Annual Meeting of Stockholders (the “Annual Meeting”).

At the Annual Meeting, our stockholders elected the following individuals to the Board of Directors to serve until the next Annual Meeting of Stockholders or until their respective successors have been duly qualified and elected:

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
David E. Collins	62,672,941	509,456
Joseph Lacob	62,756,952	425,445
C. Raymond Larkin, Jr.	62,809,199	373,198
George J. Morrow	62,877,511	304,886
Thomas M. Prescott	62,877,640	304,757
Greg J. Santora	62,672,333	510,064
Warren S. Thaler	62,602,180	580,217

At the Annual Meeting, our stockholders voted on the following proposals:

1.     To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
62,813,033	334,056	35,308	0

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

(a)              Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of Executive Officer Annual Incentive Plan	Form 8-K	05/27/2009 (as amended)	Item 5.02

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2009	ALIGN TECHNOLOGY, INC.

	By:	/s/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

	By:	/s/ KENNETH B. AROLA
Kenneth B. Arola
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Summary of Executive Officer Annual Incentive Plan	Form 8-K	05/27/2009 (as amended)	Item 5.02

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

†  Management contract or compensatory plan or arrangement