Form 10-Q/A
period 2009-09-30
ALIGN TECHNOLOGY INC
filed 2010-02-24
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Form 10-Q”) for the purpose of re-filing Exhibits 10.1 and 10.3 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date and has not been updated to reflect events occurring after the original filing date.

ITEM 6.        EXHIBITS

(a)       Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.				*

10.2	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/05/2009	10.2

10.3†	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation.				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-Q	11/05/2009	32.1

† Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 24, 2010	ALIGN TECHNOLOGY, INC.

	By:	/s/ Thomas M. Prescott
Thomas M. Prescott
President and Chief Executive Officer

	By:	/s/ Kenneth B. Arola
Kenneth B. Arola
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.				*

10.2	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/05/2009	10.2

10.3†	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation.				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Form 10-Q	11/05/2009	32.1

† Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.