Form 10-Q
period 2010-09-30
ALIGN TECHNOLOGY INC
filed 2010-11-04
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 29, 2010 was 76,311,295.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen and Vivera, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Invisalign (1)	$91,170	$75,092	$279,413	$212,748
Non-case	4,777	4,177	14,820	12,969

Total net revenues	95,947	79,269	294,233	225,717

Cost of revenues
Invisalign	19,090	18,491	55,978	50,278
Non-case	1,924	1,777	6,594	5,753

Total cost of revenues	21,014	20,268	62,572	56,031

Gross profit	74,933	59,001	231,661	169,686

Operating expenses:
Sales and marketing	26,905	27,687	83,790	84,649
General and administrative	16,203	16,224	46,159	46,231
Research and development	6,592	5,611	19,104	16,471
Restructurings	—	—	—	1,319
Litigation settlement	3,310	69,673	3,310	69,673
Insurance settlement	—	—	(8,666)	—

Total operating expenses	53,010	119,195	143,697	218,343
Profit (loss) from operations	21,923	(60,194)	87,964	(48,657)
Interest and other income (expense), net	(83)	(271)	(480)	434

Net profit (loss) before provision for income taxes	21,840	(60,465)	87,484	(48,223)
Provision for (benefit from) income taxes	5,025	(10,523)	23,136	(5,462)

Net profit (loss)	$16,815	$(49,942)	$64,348	$(42,761)

Net profit (loss) per share:
Basic	$0.22	$(0.72)	$0.85	$(0.64)

Diluted	$0.22	$(0.72)	$0.83	$(0.64)

Shares used in computing net profit (loss) per share:
Basic	76,081	69,528	75,653	67,278

Diluted	78,109	69,528	77,852	67,278

(1)	The nine months ended September 30, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$264,924	$166,487
Marketable securities, short-term	7,396	19,978
Accounts receivable, net of allowance for doubtful accounts of $655 and $1,033, respectively	63,811	54,537
Inventories	2,382	2,046
Prepaid expenses and other current assets	19,429	18,251

Total current assets	357,942	261,299

Marketable securities, long term	7,829	—
Property and equipment, net	28,102	24,971
Goodwill	478	478
Intangible assets, net	2,888	4,988
Deferred tax asset, net	43,778	61,535
Other assets	4,218	1,969

Total assets	$445,235	$355,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,826	$6,122
Accrued liabilities	44,074	42,822
Deferred revenues	30,136	32,299

Total current liabilities	80,036	81,243

Other long-term liabilities	5,797	961

Total liabilities	85,833	82,204

Commitments and contingencies (Notes 5 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 76,255 and 74,568 shares issued and outstanding, respectively)	8	7
Additional paid-in capital	547,228	525,073
Accumulated other comprehensive income, net	317	455
Accumulated deficit	(188,151)	(252,499)

Total stockholders’ equity	359,402	273,036

Total liabilities and stockholders’ equity	$445,235	$355,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended, September 30,
	2010	2009
Cash Flows from Operating Activities:
Net profit (loss)	$64,348	$(42,761)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Deferred income taxes	17,631	740
Depreciation and amortization	8,694	7,582
Amortization of intangibles	2,100	2,100
Stock-based compensation	12,138	12,011
Litigation settlement costs paid in stock	—	56,524
Amortization of prepaid royalties	827	1,906
(Benefit from) provision for doubtful accounts	(10)	958
Loss on retirement and disposal of fixed assets	60	20
Changes in assets and liabilities:
Accounts receivable	(9,962)	(3,167)
Inventories	(343)	74
Prepaid expenses and other assets	(3,086)	(7,036)
Accounts payable	13	816
Accrued and other long-term liabilities	6,260	(912)
Deferred revenues	(1,666)	11,051

Net cash provided by operating activities	97,004	39,906

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,932)	(4,084)
Purchases of marketable securities	(12,742)	(33,940)
Maturities of marketable securities	17,474	40,910
Other assets	(1,356)	35

Net cash (used in) provided by investing activities	(8,556)	2,921

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	10,907	6,376
Payments on short-term obligations	—	(136)
Employees’ taxes paid upon the vesting of restricted stock units	(889)	(264)

Net cash provided by financing activities	10,018	5,976

Effect of foreign exchange rate changes on cash and cash equivalents	(29)	58
Net increase in cash and cash equivalents	98,437	48,861
Cash and cash equivalents at beginning of period	166,487	87,100

Cash and cash equivalents at end of period	$264,924	$135,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2010, our results of operations for the three and nine months ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009.  The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from the December 31, 2009 audited financial statements.  Revenues and cost of revenues in prior period amounts have been reclassified to conform with the current period presentation.  These reclassifications had no impact on previously reported gross profit or financial position.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period, and we make no representations related thereto.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ materially from those estimates.

Revenue recognition

Invisalign Teen is delivered in a single shipment except for six replacement aligners that are included in the price of the product and may be ordered at any time throughout treatment.  We use vendor specific objective evidence of fair value to allocate revenue to the replacement aligners and recognize the residual revenue upon initial shipment.  Through the second quarter of 2010, we deferred 100 percent of the fair value for the six replacement aligners.  This deferred revenue was subsequently recognized as the replacement aligners were shipped or when the case was completed.  Management evaluated the actual usage of replacement aligners since the launch of Invisalign Teen nearly two years ago, and believes that there is sufficient historical evidence to establish an estimated usage rate.  As a result, in June 2010, we reduced deferred revenue for Invisalign Teen replacement aligners by $14.3 million to reflect the estimated usage for in-process cases and starting in July 2010, we began recognizing the fair value of the replacement aligners when they are shipped.  We believe that this estimated usage is reasonable and appropriate because of the relative stability of the Invisalign Teen replacement utilization since it was first offered.  Although we are not expecting any material changes, we will continue to analyze the usage of replacement aligners and may adjust the estimated usage rate as necessary.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) as summarized in Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements.”   Guidance in ASC 605-25 on revenue arrangements with multiple deliverables has been amended to require an entity to allocate revenue to deliverables in an arrangement using its best estimate of selling prices if the vendor does not have vendor-specific objective evidence or third-party evidence of selling prices, and to eliminate the use of the residual method and require the entity to allocate revenue using the relative selling price method.  The new guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables.  The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Adoption may either be on a prospective basis for new revenue arrangements entered into after adoption of the update, or by retrospective application.  We are planning to adopt the update effective January 1, 2011 and are assessing the potential impact to our consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  We are still assessing the impact of this guidance and do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

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

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

Short-term

September 30, 2010	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government notes and bonds	$2,999	$1	$—	$3,000
Corporate bonds and certificate of deposit	2,294	—	(1)	2,293
Foreign bonds	706	—	—	706
Commercial paper	1,398	—	(1)	1,397

Total	$7,397	$1	$(2)	$7,396

Long-term

September 30, 2010	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$4,464	$—	$(11)	$4,453
Foreign bonds	1,321	1	(2)	1,320
Agency bonds	2,055	1	—	2,056

Total	$7,840	$2	$(13)	$7,829

Short-term

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Fair Value

U.S. government notes and bonds	$18,972	$6	$18,978
Corporate bonds	1,000	—	1,000

Total	$19,972	$6	$19,978

For the nine months ended September 30, 2010 and 2009, no significant gains or losses were realized on the sale of marketable securities.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Our Level 1 assets consist of U.S. government debt securities and money market funds.   We did not hold any Level 1 liabilities as of September 30, 2010.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of corporate bonds, certificates of deposits, foreign bonds, agency bonds, and commercial paper.  We did not hold any Level 2 liabilities as of September 30, 2010.

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

We did not hold any Level 3 assets or liabilities as of September 30, 2010.

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$183,633	$183,633	$—

Short-term investments:
U.S. government debt securities	3,000	3,000	—
Corporate bonds and certificate of deposit	2,293	—	2,293
Foreign bonds	706	—	706
Commercial paper	1,397	—	1,397

Long-term investments:
Corporate bonds	4,453	—	4,453
Foreign bonds	1,320	—	1,320
Agency bonds	2,057	—	2,057

	$198,859	$186,633	$12,226

Note 3. Balance Sheet Components

Inventories are comprised of (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$1,557	$1,079
Work in process	667	746
Finished goods	158	221

	$2,382	$2,046

Work in process includes costs to produce the Invisalign product.  Finished goods primarily represent ancillary products that support the Invisalign system.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued payroll and benefits	$20,519	$25,847
Accrued litigation settlement	3,310	—
Accrued income taxes	2,714	2,920
Accrued sales rebate	2,984	2,610
Accrued sales tax and value added tax	2,788	2,392
Accrued warranty	2,658	2,376
Accrued sales and marketing expenses	2,794	1,954
Other	6,307	4,723

	$44,074	$42,822

Note 4. Intangible Assets

The intangible assets represent non-compete agreements received in conjunction with the October 2006 OrthoClear Agreement at gross value of $14.0 million.  These assets are amortized on a straight-line basis over the expected useful life of five years.  As of September 30, 2010 and December 31, 2009, the net carrying value of these non-compete agreements was $2.9 million (net of $11.1 million of accumulated amortization) and $5.0 million (net of $9.0 million of accumulated amortization), respectively.

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

The total estimated annual future amortization expense for these intangible assets as of September 30, 2010 is as follows (in thousands):

Fiscal Year
2010 (for the remaining 3 months)	$700
2011	2,188

Total	$2,888

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

On June 29, 2010, Weber requested that the Court enter final judgment as to Align pursuant to Federal Rule of Civil Procedure 54(b) in order to certify Align’s dismissal for immediate appeal.  We filed an opposition to Weber’s request on July 19, 2010, on the grounds that Weber failed to show that exceptional circumstances warranted the entry of a final judgment where fewer than all claims or parties had been dismissed.  On August 20, 2010, the Court denied Weber’s motion.  On October 29, 2010, the Court dismissed the action against OrthoClear and OrthoClear Holdings Inc. with prejudice at the request of the remaining parties pursuant to a settlement. The Stipulation and Order of Dismissal with Prejudice entered by the Court provides that the settlement and dismissal does not affect any rights Weber may have to appeal dismissal of the action as against us.  We believe there is no evidence to indicate that a reasonable possibility exists that a loss had been incurred as of September 30, 2010.

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

or entities who purchased our common stock between January 30, 2007 and October 24, 2007.  The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the class period, we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts.  On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff.  The lead plaintiff filed an amended complaint on January 29, 2010.  The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force.  On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint.  The motion was heard by the Court on July 9, 2010, and the Court has not yet released a ruling on the motion.  We believe the lawsuit to be without merit and intend to vigorously defend ourselves.  We believe there is not sufficient evidence to conclude that a reasonable possibility exists that a loss had been incurred as of September 30, 2010.

Note 6. Legal Settlements

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

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements.  In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements.  Dr. Leiszler sued on behalf of himself and all others similarly situated.  The complaint seeks a refund of the price paid to us for Invisalign training.  On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation.  Under terms of the proposed settlement, class members can obtain reinstatement to prescribe Invisalign treatment under certain circumstances (the “Reinstatement Benefit”).  Certain class members will have the option to elect a cash remedy instead of the Reinstatement Benefit.  The proposed settlement remains subject to the execution of a formal settlement agreement and approval by the Court.  We anticipate that a formal settlement agreement will be presented to the Court in December 2010. Under the proposed settlement, we will deposit approximately $7.5 million into an escrow account which will be used to pay eligible class members who elect the cash remedy, as well as legal fees and other costs.  We recorded a litigation settlement charge of $3.3 million in the third quarter of 2010 for our estimated liability related to this settlement.  We will continue to assess and evaluate the matter with our legal counsel and update the estimated settlement charge as appropriate as new information becomes available.

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

As of September 30, 2010, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 8. Commitments and Contingencies

Leases

As of September 30, 2010, minimum future lease payments for non-cancelable leases are as follow (in thousands):

Fiscal Year
2010 (for the remaining 3 months)	$1,535
2011	5,074
2012	4,010
2013	3,339
2014 and thereafter	9,900

Total	$23,858

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

The following table reflects the change in our warranty accrual during the nine months ended September  30, 2010 and 2009, respectively (in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$2,376	$2,031
Charged to cost of revenues	2,212	2,046
Actual warranty expenses	(1,930)	(1,962)

Balance at end of period	$2,658	$2,115

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9. Stock-based Compensation

Summary of stock-based compensation expense

On May 20, 2010 our stockholders voted to approve an amendment to the 2005 Incentive Plan.  The amendment increased the plan by 3,300,000 shares for a total reserved for issuance of 13,283,379 shares, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options or repurchase of shares on or after March 28, 2005.

The following table summarizes stock-based compensation expense related to all of our stock-based options and employee stock purchases for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$399	$359	$1,237	$1,150
Sales and marketing	1,280	1,243	3,387	3,559
General and administrative	2,141	1,885	5,960	5,839
Research and development	594	500	1,554	1,463

Total stock-based compensation expense	$4,414	$3,987	$12,138	$12,011

Options

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock Options:
Expected term (in years)	4.4	4.4	4.4	4.4
Expected volatility	63.4%	64.0%	63.3%	61.6%
Risk-free interest rate	1.5%	2.1%	1.9%	1.6%
Expected dividend	—	—	—	—
Weighted average fair value per share at grant date	$7.28	$5.42	$9.06	$4.15

Stock option activity for the nine months ended September 30, 2010 under the stock incentive plans is set forth below:

	Total Shares Underlying Stock Options
	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	7,488	$11.49
Granted	1,458	17.61
Cancelled or expired	(243)	14.61
Exercised	(806)	7.77

Outstanding as of September 30, 2010	7,897	$12.90	5.98	$53,180

Vested and expected to vest at September 30, 2010	7,638	$12.83	5.94	$51,983

Exercisable at September 30, 2010	5,080	$11.97	5.33	$39,086

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of September 30, 2010, we expect to recognize $16.1 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options over a weighted average period of 2.4 years.

Restricted Stock Units

In the amended 2005 Incentive Plan any shares subject to an award of restricted stock, restricted stock units, performance shares or performance units will be counted against the authorized share reserve as one and one-half (1 1/2) shares for every one share subject to the award, and any shares cancelled will be returned to the Plan at the same ratio.

A summary of the nonvested shares for the nine months ended September 30, 2010 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2009	876
Granted	420
Vested and released	(288)
Forfeited	(64)

Nonvested as of September 30, 2010	944	1.35	$18,486

As of September 30, 2010 the total unamortized compensation cost related to restricted stock units, net of estimated forfeitures, was $9.0 million, which we expect to recognize over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

Our 2005 Employee Stock Purchase Plan consists of overlapping twenty-four month offering periods with four six-month purchase periods in each offering period and will expire on January 31, 2011.  In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).  The 2010 Purchase Plan consists of overlapping twenty-four month offering periods with four six-month purchase periods in each offering period.  The 2010 Purchase Plan will continue until terminated by either the Board or its administrator.  Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower.  The maximum number of shares available under the 2010 Purchase Plan is 2,400,000 shares.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee Stock Purchase Plan:
Expected term (in years)	1.3	1.2	1.3	1.3
Expected volatility	53.4%	72.8%	55.9%	74.6%
Risk-free interest rate	0.4%	0.7%	0.4%	0.6%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$6.87	$5.10	$7.22	$3.78

As of September 30, 2010, we expect to recognize $0.6 million of the total unamortized compensation cost related to employee purchases over a weighted average period of 0.1 years.

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

During the third quarter of fiscal 2010, the amount of unrecognized tax benefits was increased by approximately $2.7 million.  The total amount of unrecognized tax benefits was $10.4 million as of September 30, 2010, which would impact our effective tax rate if recognized.  We recognize interest and penalties related to unrecognized tax benefits as a component of income

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

taxes.  Interest and penalties are not significant and are included in the unrecognized tax benefits.  We are subject to taxation in the U.S. and various states and foreign jurisdictions.  All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position.  With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2005.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net profit (loss)	$16,815	$(49,942)	$64,348	$(42,761)

Weighted-average common shares outstanding, basic	76,081	69,528	75,653	67,278

Effect of potential dilutive common shares	2,028	—	2,199	—

Total shares, diluted	78,109	69,528	77,852	67,278

Basic net profit (loss) per share	$0.22	$(0.72)	$0.85	$(0.64)

Diluted net profit (loss) per share	$0.22	$(0.72)	$0.83	$(0.64)

For the three and nine months ended September 30, 2010, stock options and restricted stock units totaling 3.3 million and 3.0 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.  For the three and nine months ended September 30, 2009, stock options and restricted stock units totaling 4.0 million and 5.1 million, respectively, were excluded from diluted net loss per share because of their anti-dilutive effect.

Note 12. Comprehensive Income (Loss)

Comprehensive income includes net profit (loss), foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.  The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net profit (loss)	$16,815	$(49,942)	$64,348	$(42,761)
Foreign currency translation adjustments	585	214	(120)	242
Change in unrealized gains (losses) on available-for-sale securities	(18)	—	(18)	20

Comprehensive income (loss)	$17,382	$(49,728)	$64,210	$(42,499)

Note 13. Segments and Geographical Information

Segment

We report segment data based on the internal reporting that is used by management for making operating decisions and assessing performance.  During all periods presented, we operated as a single business segment.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
North America	$72,555	$60,054	$223,141	$172,577
Europe	22,280	18,206	68,085	50,986
Other international	1,112	1,009	3,007	2,154

Total net revenues	$95,947	$79,269	$294,233	$225,717

	As of September 30, 2010	As of December 31, 2009
Long-lived assets:
North America	$84,573	$91,548
Europe	872	1,018
Other international	1,848	1,375

Total long-lived assets	$87,293	$93,941

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

In 2009, we incurred approximately $1.3 million of costs related to severance and termination benefits.  There were no costs incurred relating to the restructuring plans during 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, our expectations regarding the elimination of the annual minimum case volume requirement, the anticipated impact of our new products and product enhancements, including Invisalign G3, will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the continued growth of our international markets, including the expected commercial launch of Invisalign in China in the second half of 2011, the anticipated level of our gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”.  We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Each Invisalign treatment plan is unique to the individual patient.  Our Invisalign Full treatment consists of as many aligners as indicated by ClinCheck in order to achieve the doctors’ treatment goals.  Our Invisalign Express is a dual arch orthodontic treatment for cases that meet certain predetermined clinical criteria and consist of up to ten sets of aligners.  Invisalign Express treatment is intended to assist dental professionals to treat a broader range of patients by providing a lower-cost option for adult relapse cases, for minor crowding and spacing, or as a pre-cursor to restorative or cosmetic treatments such as veneers.  In April 2010, we replaced Invisalign Express in international markets with the launch of Invisalign Lite.  Invisalign Lite offers doctors a new option for less complex orthodontic cases, such as short-term aesthetic cases, relapsed cases and pre-restorative treatments, using up to 14 stages.  Invisalign Teen is designed to meet the specific needs of the non-adult comprehensive or teen treatment market particularly younger teenagers aged 11 to 15 years.  Invisalign Assist is intended to help newly-trained and lower volume Invisalign GPs accelerate the adoption and frequency of use of Invisalign into their practice.  Upon completion of an Invisalign or non-Invisalign treatment, the patient may be prescribed our traditional retainer product, or our Vivera retainers, a clear aligner set designed for ongoing retention.  Our goal is to establish Invisalign as the standard method for treating malocclusion ultimately driving increased product adoption by dental professionals by focusing on the four key objectives: driving product innovation and clinical effectiveness, enhancing the customer experience, generating consumer demand and expanding into international markets.  Each of these four key objectives is described more fully in Item I—Business—Business Strategy of our 2009 Annual Report on Form 10-K.  As we execute on our business strategy, we will continue to deliver significant evolutions in product features and functionality, as well as customer facing systems.

In addition to the successful execution of our business strategy, a number of other factors may affect our results in 2010 and beyond, the most important of which are set forth in our Annual Report in Form 10-K as updated below.

•

Accelerate product and clinical innovation.  In October 2010, we launched Invisalign G3, a collection of new features and innovations that touch every product and virtually every system at Align.  Invisalign G3 is engineered to deliver even better clinical results, with new aligner and software features that make it easier to use Invisalign with more complex and challenging cases, including Precision Cuts designed for use with Class II and Class III patients, new SmartForce™ features designed for increased predictability of certain tooth movements, and simpler, more intuitive software to streamline treatment planning and review.  We believe Invisalign G3 will have a positive impact on utilization and continue to support more widespread adoption into our customers’ practices.

•

Proficiency Program.  Our success depends upon increasing acceptance and frequency of use of the Invisalign system by dental professionals (what we refer to as utilization).  To achieve this, in June 2009 we introduced the Invisalign Product Proficiency Requirements (“Proficiency Program”) which mandated that every Invisalign provider in North America must submit a minimum number of case starts and complete a minimum number of continuing education (“CE”) credits.  As the Proficiency Program progressed, many customers became frustrated with minimum case and education requirements.  In response to this feedback, in April 2010 we eliminated the case start requirements and in October 2010 we eliminated the annual CE requirements, effectively terminating the Proficiency Program.

With the elimination of the minimum case and annual CE requirements, it is uncertain how case volumes, particularly for lower volume doctors, will be impacted.  We expect to experience variability in customer activity over the next several quarters as doctors adjust to the changes to the Proficiency Program requirements.  We will continue to emphasize the importance of Invisalign professional education in treatment success and to promote the benefits of Invisalign Preferred Provider status for doctors who start ten or more cases each year.

•

Number of new doctors trained.  In 2009, we trained approximately 2,825 new doctors in North America.  In the first three quarters of 2010, we trained approximately 2,100 doctors in North America (including 600 doctors who had their account suspended as a result of the Proficiency Requirements at the end of 2009).  Our new doctor training in North America is evolving to identify and focus on practices that are interested in gaining the skills and experience necessary to be successful with Invisalign.  As a result, we expect that the number of new and reactivated doctors trained in North America will be slightly lower in 2010 compared to 2009.  Internationally, we continue expect that the number of new doctors trained to be comparable to 2009.

•

Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization.  Our quarterly utilization rates for the previous ten quarters are as follows:

*	Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Utilization rates in the third quarter of 2010 for the North American Ortho and International channels remained unchanged compared to the second quarter of 2010.  Since summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients, historically, adult appointments, including adult Invisalign patient starts, are often pushed further into late summer or early fall.  We believe that the availability of Invisalign Teen helped moderate this historical downward trend from the second quarter compared to the third quarter since we are now able to actively compete for a share of teen patient starts.  North American GP dentist utilization decreased from 2.8 to 2.7 cases per GP dentist compared to the second quarter of 2010, reflecting a decline in the number of cases shipped across all levels of GP submitters (high to low).  In addition, there were fewer low volume GP submitters than the prior quarter.  This is consistent with historical trends during our third quarter when more doctors are out of the office for summer vacation and holidays.  We expect to continue to see fluctuation in our utilization rates as practices adjust to the Proficiency Program and our customer base evolves throughout the year.  As a result of eliminating the annual case requirements, we expect that the number of doctors we ship to over the next several quarters will fluctuate.  We therefore believe that quarter-to-quarter comparisons of utilization rates may not be as meaningful in 2010.

•

Release of previously deferred revenue.  In the second quarter of 2010, we released $14.3 million of previously deferred revenue for Invisalign Teen replacement aligners.  Invisalign Teen, which was launched in July 2008, includes up to six replacement aligners which may be ordered at any time throughout treatment.  Revenue for these replacement aligners was previously deferred based on 100 percent of the fair value of the aligners until the replacement aligners were used or the case completed.  Over the past two years, we have evaluated the usage experience of the Invisalign Teen replacement aligners and determined that we have sufficient historical evidence to support an estimated usage rate.  Since the deferral rate for estimated usage is significantly lower than our previous rate, we experienced a favorable impact to revenue from the second quarter to the third quarter of 2010.

•

Seasonal fluctuations.  Seasonal fluctuations in the number of doctors in their offices and available to take appointments have affected, and are likely to continue to affect our business.  Specifically, our customers often take vacation during the summer months and therefore tend to start fewer cases, especially North American GPs and European doctors.

In 2010, sequential case growth from second quarter to the third quarter in the North American Ortho channel was essentially flat.  With the availability of Invisalign Teen, we can actively compete for a share of teen patient starts.  Summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients.  Many parents want to get their teens started in treatment before the start of the school year.  We believe that Invisalign Teen helped moderate the historical downward trend we have typically seen for our North American orthodontic customers during the summer months.

In the third quarter of 2010, we saw a decline in the number of cases submitted as well as a decline in the number of submitters in our North American GP channel which is consistent with our historical trend during this quarter.  In addition, we believe that the elimination of the minimum case requirements announced in the second quarter at 2010 has reduced the number of case submissions across all levels of our GP customers.

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

•

Impact on consumer spending due to uncertainty in the U.S. economy.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions.  During the third quarter of 2010, our North American GP customers reported lower dental visits and reduced demand for premium procedures.  As a result, this is one factor that we believe will result in lower case shipments in the fourth quarter of 2010 compared to the third quarter, predominantly among our GP customers.

•	Growth of international markets. In October 2010, we announced regulatory approval to market and sell Invisalign in China and expect to begin commercial launch in the second half of 2011.

•

Operating Expenses.  In the fourth quarter of 2010, we expect operating expenses to increase reflecting additional spending in international sales and marketing, commercialization activities for Invisalign G3 and pre-commercialization activities in China.

Results of Operations

Net revenues and case volume by channel and product:

Invisalign product revenues by channel and other non-case revenues, which represents training, retainer and ancillary products, for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net revenues	2010	2009	Net Change	% Change	2010	2009	Net Change	% Change
North America:
Ortho	$31.1	$22.7	$8.4	37.0%	$88.4	$65.4	$23.0	35.2%
GP	36.8	33.9	2.9	8.6%	111.4	96.6	14.8	15.3%

Total North American Invisalign	67.9	56.6	11.3	20.0%	199.8	162.0	37.8	23.3%
International Invisalign	23.2	18.5	4.7	25.4%	65.2	50.8	14.4	28.3%

Total Invisalign revenues	91.1	75.1	16.0	21.3%	265.0	212.8	52.2	24.5%
Teen deferred revenue release	—	—	—	N/A	14.3	—	14.3	N/A
Non-case revenues	4.8	4.2	0.6	14.3%	14.9	12.9	2.0	15.5%

Total net revenues	$95.9	$79.3	$16.6	20.9%	$294.2	$225.7	$68.5	30.4%

Case volume data which represents Invisalign case shipments by channel, for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Invisalign case volume	2010	2009	Net Change	% Change	2010	2009	Net Change	% Change
North America:
Ortho	23.2	18.8	4.4	23.4%	68.4	53.2	15.2	28.6%
GP	26.8	25.6	1.2	4.7%	83.8	72.4	11.4	15.7%

Total North American Invisalign	50.0	44.4	5.6	12.6%	152.2	125.6	26.6	21.2%
International Invisalign	16.2	12.1	4.1	33.9%	45.1	33.9	11.2	33.0%

Total Invisalign case volume	66.2	56.5	9.7	17.2%	197.3	159.5	37.8	23.7%

Invisalign revenues by product and other non-case revenues, which represents training, retainer and ancillary products, for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net revenues	2010	2009	Net Change	% Change	2010	2009	Net Change	% Change
Invisalign Full	$66.6	$58.5	$8.1	13.8%	$199.8	$171.4	$28.4	16.6%
Invisalign Express/Lite	8.9	7.5	1.4	18.7%	26.3	21.4	4.9	22.9%
Invisalign Teen (1)	11.3	7.7	3.6	46.8%	42.2	16.7	25.5	152.7%
Invisalign Assist	4.3	1.4	2.9	207.1%	11.0	3.3	7.7	233.3%
Non-case revenues	4.8	4.2	0.6	14.3%	14.9	12.9	2.0	15.5%

Total net revenues	$95.9	$79.3	$16.6	20.9%	$294.2	$225.7	$68.5	30.4%

(1)	The nine months ended September 30, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

Case volume data which represents Invisalign case shipments by product, for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Invisalign case volume	2010	2009	Net Change	% Change	2010	2009	Net Change	% Change
Invisalign Full	44.9	38.7	6.2	16.0%	135.7	113.9	21.8	19.1%
Invisalign Express/Lite	9.8	8.4	1.4	16.7%	28.6	24.4	4.2	17.2%
Invisalign Teen	7.6	7.9	(0.3)	(3.8)%	21.8	17.7	4.1	23.2%
Invisalign Assist	3.9	1.5	2.4	160.0%	11.2	3.5	7.7	220.0%

Total Invisalign case volume	66.2	56.5	9.7	17.2%	197.3	159.5	37.8	23.7%

Total net revenues increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of worldwide volume growth across all customer channels.  The release of revenue previously deferred for Invisalign Teen replacement aligners in the second quarter of 2010 contributed an additional $14.3 million to total net revenues for the nine months ended September 30, 2010.  We believe the United States economic downturn adversely impacted consumer spending habits in 2009, and doctors tended to focus on more traditional dental procedures.  As a result, we experienced a lower sales growth rate between 2008 and 2009.

In the three months ended September 30, 2010, North America revenue increased 20.0% compared to the same period in 2009 due to case volume growth of 12.6% as well as an increase in our average selling price due to a significant reduction in our revenue deferral rate for Teen replacement aligners and lower discounts and rebates.  Our International Invisalign revenue also increased 25.4% for the three months ended September 30, 2010 mainly due to growth in case volumes of 33.9% from all products partially offset by unfavorable foreign exchange rates.

In the nine months ended September 30, 2010, North America revenue increased 23.3% as compared to the same period in 2009 due to case volume growth of 21.2% as well as an increase in our average selling price due to a significant reduction in our revenue deferral rate for Teen replacement aligners and lower discounts and rebates.  Our International Invisalign revenue also increased 28.3% for the nine months ended September 30, 2010, as compared to the same periods in 2009, mainly due to growth in case volumes of 33.0% from all products partially offset by unfavorable foreign exchange rates.

Invisalign Teen includes up to six replacement aligners which may be ordered at any time throughout treatment.  Through the second quarter of 2010, revenue for these replacement aligners was deferred based on 100 percent of the fair value of the aligners until the replacement aligners were used or the case completed.  Since the launch of Invisalign Teen nearly two years ago, we evaluated the usage experience of the replacement aligners and determined that there is sufficient historical experience to establish an estimated usage rate.  As a result, in June 2010, we reduced deferred revenue for Invisalign Teen replacement aligners by $14.3 million to reflect the lower estimated usage for in-process cases.

Other non-case revenues, consisting of training fees and sales of ancillary products, were higher for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 primarily due to increased sales of our Vivera and retainer products.

Cost of revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Cost of revenues	$21.0	$20.3	$0.7	$62.6	$56.0	$6.6
% of net revenues	21.9%	25.6%		21.3%	24.8%

Gross profit	$74.9	$59.0	$15.9	$231.7	$169.7	$62.0
Gross margin	78.1%	74.4%		78.7%	75.2%

Cost of revenues includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.  Through April 2009, cost of revenues also included the cost of our third party shelter service provider in Juarez, Mexico.  Royalties related to the Ormco litigation that were fully amortized in the first quarter of 2010 of $0.8 million are also included in cost of revenues for the nine months ended September 30, 2010.

Gross margin improved for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to increased cost absorption because of higher production volumes.  Additionally, the gross margin for the nine months ended September 30, 2010 was favorably impacted by the release of teen deferred revenue of $14.3 million during the second quarter of 2010.

Sales and marketing (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Sales and marketing	$26.9	$27.7	$(0.8)	$83.8	$84.6	$(0.8)
% of net revenues	28.0%	34.9%		28.5%	37.5%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended September 30, 2010 decreased compared to the same period in 2009 primarily resulting from lower sales compensation expenses of approximately $0.8 million during the third quarter of 2010.

Our sales and marketing expense for the nine months ended September 30, 2010 decreased compared to the same period in 2009 primarily due to $3.0 million of lower clinical education expenses.  Of these lower expenses, $1.6 million was included in gross margin during the first three quarters of 2010 and approximately $1.2 million was related to North America and European sales summits that took place in the first nine months 2009, whereas a North American summit will occur in fourth quarter of 2010.  These reduced costs were partially offset by approximately $1.2 million associated with the preparation and transition into our new building and by higher marketing, media, advertising, and marketing personnel related costs totaling approximately $1.0 million.

General and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
General and administrative	$16.2	$16.2	$—	$46.2	$46.2	$—
% of net revenues	16.9%	20.5%		15.7%	20.5%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense was consistent for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to factors which offset.  We incurred higher stock-based compensation costs of $0.3 million and higher facility costs associated with the transition into our new building of approximately $0.6 million during the third quarter of 2010.  These increases were offset by $0.9 million lower legal fees in the third quarter of 2010 due to the settlement of the Ormco litigation in the third quarter of 2009.

General and administrative expense was consistent for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to factors which offset.  Lower bad debt expense of approximately $1.0 million was offset by higher travel related costs of approximately $0.3 million and higher expenses of $0.7 million resulting from the change in the estimated future useful life of equipment and furniture from our former headquarter facilities in Santa Clara, California in 2010.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Research and development	$6.6	$5.6	$1.0	$19.1	$16.5	$2.6
% of net revenues	6.9%	7.1%		6.5%	7.3%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased during the three months ended September 30, 2010 compared to the same period in 2009 primarily due to higher payroll related costs relating to the increase in headcount of $0.6 million as well a $0.4 million in higher costs associated with the transition into our new building during the third quarter of 2010.

Research and development expense increased during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to higher payroll related costs of approximately $1.5 million relating to increased headcount and other charges of approximately $1.0 million associated with the transition into our new building.

Restructuring (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Restructuring	$—	$—	$—	$—	$1.3	$(1.3)
% of net revenues	0.0%	0.0%		0.0%	0.6%

During 2008, we announced restructuring plans to increase efficiencies across the organization and the overall cost structure by approximately.  We incurred approximately $1.3 million during the first half of 2009 of cost related to severance and termination benefits.  There were no restructuring costs during 2010.

Litigation settlement (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Litigation settlement	$3.3	$69.7	$(66.4)	$3.3	$69.7	$(66.4)
% of net revenues	3.4%	87.9%		1.1%	30.9%

Ormco

On August 16, 2009, we entered into a litigation settlement with Ormco valued at $76.7 million which was comprised of a cash payment of $13.2 million and a stock issuance of approximately 7.6 million shares of common stock.  We recognized the litigation settlement of $69.7 million in our operating expenses for the quarter ended September 30, 2009.  The remaining $7.0 million was recorded to prepaid expenses, of which $1.9 million was recognized in cost of sales during the quarter ended September 30, 2009.  The remaining $5.1 million was amortized to cost of sales based on case shipments during the fourth quarter of 2009 and first quarter of 2010.

Leiszler

On October 19, 2010, we entered into a memorandum of understanding to resolve a complaint filed by Dr. Leiszler.  As a result, we recorded a litigation settlement charge of $3.3 million in the third quarter of 2010 for settlement costs.

See Footnote 6 of the Notes to the Condensed Consolidated Financial Statements “Legal Settlements” for additional information about the settlement accounting.

Insurance settlement (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Insurance settlement	$—	$—	$—	$(8.7)	$—	$(8.7)
% of net revenues	0.0%	0.0%		(2.9)%	0.0%

In June 2010, we received an $8.7 million insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.

Interest and other income (expense) , net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Interest income	$0.2	$0.1	$0.1	$0.4	$0.5	$(0.1)
Other income (expense), net	(0.1)	(0.4)	0.3	(0.9)	(0.1)	(0.8)

Total interest income and other (expense), net	$0.1	$(0.3)	$0.4	$(0.5)	$0.4	$(0.9)

Interest and other income (expense), net, includes interest income earned on cash and investment balances, foreign currency translation gains and losses, and other miscellaneous charges.

Interest income for the three and nine months ended September 30, 2010 was comparable to the same periods in 2009.

Other expense, net for the three months ended September 30, 2010 increased as compared with the same period in 2009 reflecting a reduction in foreign exchange losses.

Other expense, net for the nine months ended September 30, 2010 increased as compared with the same period in 2009 reflecting increases in foreign exchange losses.

Income tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Provision for (benefit from) income taxes	$5.0	$(10.5)	$15.5	$23.1	$(5.5)	$28.6

We recorded an income tax provision (benefit) of $5.0 million and ($10.5) million for the three months ended September 30, 2010 and 2009, respectively, representing effective tax rates of 23.0% and 17.4%.  We recorded an income tax provision (benefit) of $23.1 million and ($5.5) million for the nine months ended September 30, 2010 and 2009, respectively, representing effective tax rates of 26.5% and 11.3%.  Our effective tax rate for the remainder of 2010 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

We exercised significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.  As of September 30, 2010, we have recorded a valuation allowance of approximately $6.2 million related to capital loss and foreign loss carryforwards because we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets.  These net operating loss and capital loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

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

Liquidity and Capital Resources

We fund our operations from product sales and proceeds from the sale of common stock.  As of September 30, 2010 and December 31, 2009 we had the following cash, cash equivalents, and marketable securities (in thousands):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$264,924	$166,487
Marketable securities, short-term	7,396	19,978
Marketable securities, long-term	7,829	—
Total	$280,149	$186,465

Net cash provided by operating activities was $97.0 million for the nine months ended September 30, 2010 resulting primarily from our net profit of $64.3 million adjusted for non-cash items, principally deferred income taxes, depreciation, amortization of intangibles and royalties of $29.3 million and $12.1 million of stock-base compensation expenses.  These non-cash items were partially offset by a combined net increase in account receivable, prepaid expenses, and accrued liabilities of $6.8 million and a decrease in deferred revenue of $1.7 million.

Net cash provided by operating activities was $39.9 million for the nine months ended September 30, 2009 resulting primarily from our net loss of $42.8 million adjusted by $81.8 million for non-cash items such as, litigation settlement costs, stock based compensation expense, depreciation, and amortization of intangibles, as well as an $11.1 million increase in deferred revenue related to our Invisalign Teen and Invisalign Assist products.  These changes were offset by a $10.2 million increase in accounts receivable, prepaids, and other assets.

Net cash used in investing activities was $8.6 million for the nine month ended September 30, 2010 primarily consisted of $13.3 million for purchases of property, plant, and equipment and other assets, which were partially offset by net maturities of marketable securities of $4.7 million.

Net cash provided by investing activities was $2.9 million for the nine months ended September 30, 2009, consisted largely of $7.0 million of net maturities of marketable securities partially offset by $4.1 million for the purchase of property, plant, and equipment.

Net cash provided by financing activities was $10.0 million for the nine month ended September 30, 2010 primarily resulting from $10.9 million in proceeds from the issuance of our common stock, which were partially offset by $0.9 million for taxes paid on the vesting of our restricted stock units related to our employee stock plan.

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

Revenue recognition

Invisalign Teen is delivered in a single shipment except for six replacement aligners that are included in the price of the product and may be ordered at any time throughout treatment.  We use vendor specific objective evidence of fair value to allocate revenue to the replacement aligners and recognize the residual revenue upon initial shipment.  Through the second quarter of 2010, we deferred 100 percent of the fair value for the six replacement aligners.  This deferred revenue was subsequently recognized as the replacement aligners were shipped or when the case was completed.  Management evaluated the actual usage of replacement aligners since the launch of Invisalign Teen nearly two years ago, and believes that there is sufficient historical evidence to establish an estimated usage rate.  As a result, in June 2010, we reduced deferred revenue for Invisalign Teen replacement aligners by $14.3 million to reflect the estimated usage for in-process cases and starting in July 2010, we began recognizing the fair value of the replacement aligners when they are shipped.  We believe that this estimated usage is reasonable and appropriate because of the relative stability of the Invisalign Teen replacement utilization since it was first offered.  Although we are not expecting any material changes, we will continue to analyze the usage of replacement aligners and may adjust the estimated usage rate as necessary.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Weber

On May 18, 2007, Debra A.Weber filed a consumer class action lawsuit against us, OrthoClear, Inc. and OrthoClear Holdings, Inc. (d/b/a OrthoClear, Inc.) in Syracuse, New York, U.S. District Court.  The complaint alleges two causes of action against the OrthoClear defendants and one cause of action against us for breach of contract.  The cause of action against us titled “Breach of Third Party Benefit Contract” references our agreement to make Invisalign treatment available to OrthoClear patients, alleging that we failed “to provide the promised treatment to Plaintiff or any of the class members.”  On June 2, 2010, the Court granted our motion for summary judgment and dismissed us from the action.

On June 29, 2010, Weber requested that the Court enter final judgment as to Align pursuant to Federal Rule of Civil Procedure 54(b) in order to certify Align’s dismissal for immediate appeal.  We filed an opposition to Weber’s request on July 19, 2010, on the grounds that Weber failed to show that exceptional circumstances warranted the entry of a final judgment where fewer than all claims or parties had been dismissed.  On August 20, 2010, the Court denied Weber’s motion.  On October 29, 2010, the Court dismissed the action against OrthoClear and OrthoClear Holdings Inc. with prejudice at the request of the remaining parties pursuant to a settlement.  The Stipulation and Order of Dismissal with Prejudice entered by the Court provides that the settlement and dismissal does not affect any rights Weber may have to appeal dismissal of the action as against us.

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements.  In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements.  Dr. Leiszler sued on behalf of himself and all others similarly situated.  The complaint seeks a refund of the price paid to us for Invisalign training.  On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation.  Under terms of the proposed settlement, class members can obtain reinstatement to prescribe Invisalign treatment under certain circumstances (the “Reinstatement Benefit”).  Certain class members will have the option to elect a cash remedy instead of the Reinstatement Benefit.  The proposed settlement remains subject to the execution of a formal settlement agreement and approval by the Court.  We anticipate that a formal settlement agreement will be presented to the Court in December 2010.  Under the proposed settlement, we will deposit approximately $7.5 million into an escrow account which will be used to pay eligible class members who elect the cash remedy, as well as legal fees and other costs.  We recorded a litigation settlement charge of $3.3 million in the third quarter of 2010 for our estimated liability related to this settlement.  We will continue to assess and evaluate the matter with our legal counsel and update the estimated settlement charge as appropriate as new information becomes available.

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

•

disruptions to our business due to the impact of an epidemic that results in changes in consumer spending habits, consumers unable or unwilling to visit the orthodontist or general practitioners office, as well as any impact on workforce absenteeism;

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

Our future success may depend on our ability to develop, manufacture, market, and obtain regulatory approval or clearance of new products.  We launched Invisalign Teen in July 2008 and Invisalign Assist in October 2008.  In October 2010, we introduced Invisalign G3, a collection of new features and innovations that touch every product and virtually every system at Align.  There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product.  The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, our ability to include functionality and features that address customer requirements, compatibility of our computer operating systems and hardware configurations with customers, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns.  In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient.  Since it takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

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

We are currently focused on adding more functionality into our business enterprise systems to more efficiently integrate these systems with our other system applications, such as customer facing and manufacturing tools, and intend to continue this effort for the foreseeable future.  System upgrades and enhancements, including those upgrades and enhancements associated with the launch in the fall of 2010 of Invisalign G3 that touched every product and virtually each of our systems, require significant expenditures and allocation of valuable employee resources.  Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.  Furthermore, we continuously upgrade our customer facing software applications, specifically ClinCheck and VIP.  Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released.  The discovery of a defect or error or the incompatibility with the computer operating system and hardware configurations of customers in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenue or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.  Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries.  Our inability to do so could harm our competitive position.  As of September 30, 2010, we had 143 issued U.S. patents, 142 pending U.S. patent applications, and 74 issued foreign patents, and 124 pending foreign patent applications.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within our North American and international markets.  As of September 30, 2010, our North American sales organization consisted of 169 people, of which 132 were quota carrying sales representatives and 37 were regional sales managers and administration.  Internationally, we had 43 people engaged in sales and sales support as of September 30, 2010.  We do not have any long-term employment contracts with the members of our direct sales force.  The loss of the services provided by these key personnel may harm our business.  If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.  In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product.  As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Align’s Amended and Restated 2005 Incentive Plan	Form 8-K	10/05/2010	10.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

Date: November 4, 2010	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ KENNETH B. AROLA
Kenneth B. Arola Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith

10.1	Align’s Amended and Restated 2005 Incentive Plan.	Form 8-K	10/05/2010	10.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*