Form 10-K
period 2010-12-31
ALIGN TECHNOLOGY INC
filed 2011-02-24
CIK 1097149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,101,023,930 as of June 30, 2010 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 18, 2011, 76,878,090 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.

FORM 10-K

For the Year Ended December 31, 2010

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen Vivera, SmartForce and Power Ridges, amongst others, are trademarks belonging to Align Technology, Inc., and are pending or registered in the United States and other countries.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements, including Invisalign G3, will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the continued growth of our international markets, including the expected commercial launch of Invisalign in China in the second half of 2011, the anticipated number of new doctors trained and reactivated and their impact on volumes, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part I, Item 1A “Risk Factors”.  We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Our Company

Align Technology, Inc. (“We”, “Our”, or “Align”) designs, manufactures and markets the Invisalign system, a proprietary method for treating malocclusion, or the misalignment of teeth.  Invisalign corrects malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position.  Because it does not rely on the use of metal or ceramic brackets and wires, Invisalign significantly reduces the aesthetic and other limitations associated with metal arch wires and brackets, commonly referred to as braces.  We received the United States Food and Drug Administration (“FDA”) clearance to market Invisalign in 1998.  The Invisalign system is regulated by the FDA as a Class II medical device.

We distribute the vast majority of our products directly to our customers: the orthodontist and the general practitioner dentist, or GP.  In order to provide the Invisalign treatment solution to their patients, orthodontists and GPs must initially complete an Invisalign training course.  The Invisalign system is sold in North America, Europe, Asia Pacific, Latin America and Japan.  We use a distributor model for the sale of our products in parts of the Asia Pacific, Latin American, and smaller country markets in Europe, the Middle East and Africa regions.

We were incorporated in Delaware in April 1997.  Our headquarters are currently located at 2560 Orchard Parkway, San Jose, California 95131, and our telephone number is 408-470-1000.  Our international headquarters are located in Amsterdam, Netherlands.  Our digital planning and software facility is located in San Jose, Costa Rica and our aligner manufacturing facility is located in Juarez, Mexico.

Industry Background

Malocclusion

Malocclusion, or the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting approximately 50 to 75% of the population of major developed countries or nearly a billion individuals.  Approximately 6.8 million people annually elect treatment by orthodontists worldwide, of which approximately 2.6 million have mild to moderate malocclusion and are applicable to Invisalign—our served market.  While most individuals seek orthodontic treatment to improve their appearance, malocclusion may also be responsible for dental problems such as tooth decay, tooth loss, gum disease, jaw joint pain and headaches.  Because of the compromised aesthetics, discomfort and other drawbacks associated with traditional orthodontic treatments, only a relatively small proportion of people with malocclusion seek treatment.

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

Fees for traditional orthodontic treatment in the U.S. typically range between $3,500 to $8,000 with a median fee of approximately $5,000; generally only a portion of the fee is reimbursed by insurance.  Fees are based on the difficulty of the particular case and on the dental professional’s estimate of chair time, and are generally negotiated in advance.  A treatment that exceeds the dental professional’s estimate of chair time generally results in decreased fees per hour of chair time, and reduced profitability for the dental professional.

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

Due to the poor aesthetics, discomfort and other limitations of braces, relatively few adults with malocclusion elect traditional orthodontic treatment.  Additionally, teenagers that seek orthodontic treatment have traditionally only had the option of braces for treatment.  Accordingly, we believe there is a large unmet need for an alternative orthodontic treatment that addresses these patient concerns.

The Invisalign Solution

Invisalign is a proprietary system for treating malocclusion based on a series of doctor-prescribed, custom manufactured, clear plastic removable orthodontic appliances (aligners).  The Invisalign system offers a range of treatment options, specialized services, and proprietary software for treatment visualization.  Comprised of several phases, the principal steps of the Invisalign system are the creation of customized digital treatment plans using proprietary software known as ClinCheck software, which occurs in our facility in San Jose, Costa Rica, and the manufacturing of customized Invisalign aligners, which occurs in our facility in Juarez, Mexico.

Orthodontic diagnosis and transmission of treatment data to us.    In an initial patient visit, the dental professional determines whether Invisalign is an appropriate treatment.  The dental professional then prepares a treatment data package which consists of prescription form, a polyvinyl-siloxane, or PVS impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition.  The impression is a critical component of the Invisalign system as it depicts the three-dimensional geometry of the patient’s teeth and hence forms the basis for our computer models and subsequent molds and aligners.  An impression requires the patient to bite into a viscous material.  This material hardens, capturing the shape of the patient’s teeth.  The prescription is also a critical component of the Invisalign system, describing the desired positions and movement of the patient’s teeth.  The dental professional sends the treatment data to our facility in Juarez, Mexico.

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

Preparation of computer-simulated treatment and viewing of treatment using ClinCheck software.    In Costa Rica, we transform this initial digital model into a proposed custom, three-dimensional treatment plan that simulates appropriate tooth movement in a series of two-week increments.  This simulated treatment plan, called a ClinCheck treatment plan, is based on an internally developed and proprietary computer modeling program that allows dental professionals to diagnose and plan treatments for their patients.  This ClinCheck treatment plan is then reviewed for adherence to prescribed clinical treatment and quality standards.  Upon completion of the review, the patient’s ClinCheck treatment plan is then made available to the prescribing dental professional via the Invisalign Doctor Site (formally known as the Virtual Invisalign Practice or VIP), our proprietary customer interfacing software portal, which is available on our websites located at www.invisalign.com and www.aligntechinstitute.com.  The dental professional then reviews the ClinCheck treatment plan and can either accept the proposed treatment or request modifications and adjustments until satisfied with the treatment plan.  The ClinCheck animation allows the dental professional to view this three-dimensional simulation with a high degree of magnification and from any angle.  Accordingly, the ClinCheck treatment plan enables the dental professional to project tooth movement with a level of accuracy not previously possible with metal arch wires and brackets.  By reviewing and amending the treatment simulation, the dental professional retains control over the treatment plan and, thus participates in the customized design of the aligners.  At this point, the dental professional may also invite the patient to view the treatment plan, allowing the patient to see the projected course of treatment.  The dental professional’s final approval of the proposed ClinCheck treatment plan engages us to manufacture the corresponding molds and aligners in Juarez, Mexico.

Construction of molds corresponding to each step of treatment.    Upon the dental professional’s approval of the ClinCheck treatment plan, we use the data underlying the simulation, in conjunction with stereolithography technology, to construct a series of molds depicting the future position of the patient’s teeth.  Each mold is a replica of the patient’s teeth at each two-week stage of the simulated course of treatment.  These molds are then used to fabricate the patient’s aligners.

Manufacture of aligners and shipment to the dental professional.    From these molds, aligners are fabricated by pressure-forming polymeric sheets over each mold.  Aligners are thin, clear plastic, removable dental appliances that are custom manufactured in a series to correspond to each two-week stage of the ClinCheck animation.  Aligners are customized to perform the treatment prescribed by dental professionals for an individual patient by using a ClinCheck treatment plan.  Each aligner covers a patient’s teeth and is nearly invisible when worn.  Aligners are commonly worn in pairs, over the upper and lower dental arches.  Aligners are generally worn for consecutive two-week periods which correspond to the approved ClinCheck treatment plan.  After two weeks of use, the patient replaces them with the next pair in the series, advancing the teeth movement with each aligner stage.  This process is repeated until the final aligners are used and treatment is complete.  When treating with Invisalign Full, Invisalign Express and Invisalign Teen, aligners are manufactured and then delivered to the dental professionals in a single shipment.  For Invisalign Assist, when the progress tracking feature is selected, aligners are shipped to the dental professional after every nine stages.  In certain cases, dental professionals may use Invisalign in conjunction with tooth-colored attachments bonded to the patient’s teeth.  These attachments are used to increase the force applied to a tooth or teeth in circumstances where the aligners alone may have difficulty in effecting the desired movement.  We provide an aligner-like template to the dental professionals to aid the placement of bonding attachments to the patient’s teeth where needed.  Also, in cases where interproximal reduction, or IPR, is required or requested by the dental professional, we provide an IPR treatment form, quantifying the amount of space to be created through enamel reduction, location, and timing of IPR.

Retention.  Upon completion of the treatment, the patient may be prescribed our single clear retainer product or our Vivera retainer product.  Vivera retainers are shipped every three months over the one year period.

Our Products

Our revenues are generated from the sale of the following product offerings.

Percentage of Revenues by Product	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Invisalign Full	68%	75%	84%
Invisalign Express/Lite	9	9	8
Invisalign Teen	14	8	2
Invisalign Assist	4	3	—
Non-case	5	5	6

Total	100%	100%	100%

Invisalign G3.  In October of 2010, we launched Invisalign G3, the most significant collection of new features and innovation in our company’s history touching virtually every system and product.  Significant improvements and enhancements were made to all our customer-facing systems.  For instance, the Invisalign Doctor Site now consolidates all of a patient’s Invisalign records and treatment tasks together in one location for easy access and the ClinCheck software now includes drag and drop features, additional clinical tools and a more intuitive interface.  In addition, with the exception of our Vivera retainers, we introduced new and expanded features across our product line.  Engineered to deliver even better clinical results, the new Invisalign G3 aligner and software features make it easier to use Invisalign with patients who have Class II and Class III malocclusion. The new features include:

•

Precision Cuts which are custom mesial and distal hooks to provide anchorage for elastics and button cutouts to accommodate buttons bonded to the tooth aimed to help treat patients with Class II and Class III malocclusion; and

•	New SmartForce features engineered to achieve more predictable tooth movements using custom optimized attachments and Power Ridges.

Invisalign G3 is currently available in North America and will be launched internationally in the second quarter of 2011.

Invisalign Full.    Invisalign Full is intended to be used as a complete treatment for a broad range of malocclusions.  Each treatment plan is unique to the individual patient and will consist of as many aligners as indicated by ClinCheck treatment plan in order to achieve the doctor’s treatment goals.  For Invisalign Full, aligners are manufactured and then delivered to the dental professionals in a single shipment.

Invisalign Express and Invisalign Lite.    Invisalign Express and Invisalign Lite are lower-cost solutions for less complex orthodontic cases that meet certain predetermined clinical criteria and includes non-comprehensive treatment relapse cases, for minor crowding and spacing, or as a pre-cursor to restorative or cosmetic treatments such as veneers.  Invisalign Express uses up to 10 sets of aligners and is sold in the U.S. and Canada.  Invisalign Lite uses up to 14 sets of aligners and is sold to our International regions.  For Invisalign Express/Lite, aligners are manufactured and then delivered to the dental professionals in a single shipment.

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

Proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck software and the Invisalign Doctor Site are included as part of the Invisalign system and are not sold separately nor do they contribute as individual items of revenue.

Benefits of Invisalign

We believe that Invisalign provides benefits to dental professionals and patients that have the potential to establish Invisalign as the preferred alternative to traditional braces.

Benefits to the dental professional

•

Ability to visualize the treatment plan and treatment options.    The ClinCheck software enables dental professionals to preview and modify the intended outcome of treatment in an interactive three-dimensional computer model.  The ClinCheck treatment plan allows dental professionals to analyze multiple treatment alternatives before selecting the course of action they feel is most appropriate for the patient.

•

Expanded patient base.    We believe that Invisalign has the potential to transform the practice of orthodontics.  Currently, approximately 6.8 million people annually elect treatment by orthodontists worldwide, of which approximately 2.6 million have mild to moderate malocclusion and are applicable to Invisalign—our served market.  As of December 31, 2010, our share of the 2.6 million patients in our served market is approximately 6.6%.  Our market research indicates that the vast majority of adults with malocclusion who desire treatment do not elect traditional treatment because of its many limitations.  We believe that since Invisalign addresses the primary limitations of braces, adults, who are particularly sensitive to aesthetic limitations of traditional treatment, will be more likely to seek treatment.  We therefore believe that Invisalign will allow dental professionals to attract patients who would not otherwise seek orthodontic treatment.  In addition, as the primary care provider, GPs have access to a greater number of patients than orthodontists and possess a unique opportunity to introduce Invisalign and expand their practice and patient base.

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

•

Potentially reduced root resorption.    Aligners control force by distributing it broadly over the exposed surfaces of the teeth.  We believe that controlling force has the potential to reduce the incidence of root resorption, which is the breakdown or destruction of root structure that can occur during orthodontic treatment.

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

Our Target Market and Patient Base

Our market research indicates that the majority of adults with malocclusion who desire treatment forgo treatment rather than elect traditional treatment due to its many limitations.  We believe that since Invisalign addresses the primary limitations of braces, adults, who are particularly sensitive to aesthetic limitations of traditional treatment, will be more likely to seek treatment and therefore represent our most immediate market expansion opportunity.  With the launch of Invisalign Teen in July 2008, we now offer a product designed to meet the needs of the non-adult comprehensive, or younger teen, treatment market.  Invisalign Teen makes our treatment more applicable to an orthodontist’s patient base, which we believe will provide us the opportunity to increase our penetration into and our share of the teen treatment market.  In addition, many parents also elect traditional treatment for their children due to limited awareness of Invisalign applicability for teenager use.  Our goals are to extend our leadership in clear aligner therapy with adults, increase awareness and consumer demand with moms and teens, and to continue expansion of the clear aligner category overall.  By communicating the benefits of Invisalign to both dental professionals and consumers—adults, parents and teens—we intend to increase the number of patients who seek treatment using Invisalign.

Approximately 6.8 million people annually elect treatment by orthodontists worldwide of which approximately 2.6 million have mild to moderate malocclusion and are applicable to Invisalign—our served market.  Twenty-five percent of these patients, or approximately 614 thousand have mature dentition (adults and older teens), with fully-erupted second molars and substantially completed jaw growth.  Seventy-five percent, or approximately 2.0 million, have erupting dentition (non-adult comprehensive, or younger teens), with partially-erupted second molars, cuspid and second bicuspid teeth.  As of December 31, 2010, our share of the 2.6 million patients in our served market is approximately 6.6%.

Published market data for GPs providing treatment for malocclusion is limited, however, as the primary care provider, GPs have access to a greater number of patients than orthodontists and possess a unique opportunity to introduce Invisalign and expand their practice and patient base.  We believe GPs represent a significant market expansion opportunity.

As of December 31, 2010, approximately 1.4 million patients cumulatively worldwide have started treatment using Invisalign.  The Invisalign system is sold in North America, Europe, Asia Pacific, Latin America and Japan.  International sales accounted for approximately 25%, 24%, and 21% of our net revenues in 2010, 2009, and 2008, respectively.  A geographic breakdown of our net revenues is summarized in Note 17 “Segments and Geographical Information” in the Notes to our Consolidated Financial Statements.  We operate as one reportable segment—the design, development, manufacturing and marketing of Invisalign.  Additionally, no single customer accounted for 10% or more of our total net revenues in 2010, 2009, and 2008.

Business Strategy

Our goal is to establish Invisalign as the standard method for treating malocclusion ultimately driving increased product adoption by dental professionals by focusing on the following key strategic initiatives:

1.	Continue to accelerate product and clinical innovation, including new products with significant evolution in features and functionality, in order to extend clinical applicability and enhance effectiveness, treat more patients and achieve better outcomes;

2.	Enhance the customer experience for our doctors and for their staff through evolution in customer facing systems and programs making it easier and more efficient to adopt Invisalign into their practice and increase utilization;

3.	Increase the effectiveness of consumer demand creation and extend Invisalign brand awareness; and

4.	Continue to drive International growth, principally in Europe, while opening up additional new markets around the world, such as China.

Product innovation and clinical effectiveness.    We believe that product performance and innovation is a cornerstone to our future long-term goal to drive and sustain Invisalign adoption.  Our primary channels—GPs and orthodontists—each have distinct and separate needs.  Specifically, orthodontists want a more robust set of tools for greater predictability, wider applicability across their patient base and more flexibility in the use of the Invisalign system.  On the other hand, typical GPs want greater ease of use, more efficient and simplified diagnostic tools, guidance through the case set-up process, minimal treatment intervention and self-help tools designed to simplify treatment of cases of mild to moderate malocclusion.  The Invisalign system offers a variety of treatment options and products to address both channel needs.  For example, Invisalign Teen is predominately marketed to the orthodontist whose patient base largely consists of teen-aged patients.  Invisalign Teen has grown from 3% of our total case volume when it was introduced in 2008 to 11% of our total case volume in 2010.  We expect that orthodontists will continue to adopt Invisalign Teen steadily, after they experience multiple successful treatment outcomes.  Invisalign Assist launched in 2008, is intended to help newly-trained and lower volume Invisalign GPs accelerate the adoption and frequency of use of Invisalign into their practice.  Most recently in October of 2010, we launched Invisalign G3, the most significant collection of new features and innovation in our company history touching virtually every system and product.  Significant improvements and enhancements were made to both our customer-facing systems (Invisalign Doctor Site and ClinCheck software) and product features across our entire product line except for retainers.

On January 10, 2011, we announced an agreement to jointly develop software applications that will run on Cadent iTero™ and iOC™ scanners for use in Invisalign treatment.  Cadent Inc. (“Cadent”) is a manufacturer of 3D digital scanning solutions for orthodontics and dentistry.  The agreement embodies our commitment to innovation and our desire to improve the overall customer experience for Invisalign providers.  The new applications will optimize case assessment and planning for Invisalign treatment, and bring valuable digital tools chair-side for Invisalign providers who use Cadent scanners.  A series of applications will be developed over the next couple of years, and we expect the first application to be available by the end of 2011.  Before we can bring these new applications to market, we need to ensure interoperability with Cadent scanners for use in Invisalign treatment.  We have established very robust standards for scan quality and accuracy to ensure a specific scanning technology can successfully replace PVS impressions for Invisalign treatment.  We are now in final beta tests to validate the Cadent systems, and expect to announce interoperability with Cadent scanners in the second quarter of 2011.

We believe continuing to introduce new products and product features will keep us at the forefront of the market and increase adoption and frequency of use (what we call utilization or same practice sales) of Invisalign, however, we expect that adoption of these new products will increase gradually over a number of years.  During 2011, we plan to continue our efforts to demonstrate clinical efficacy and work towards a long term goal of becoming the orthodontic treatment of choice.

Enhancing the customer experience and increasing adoption.    We are committed to enhancing the customer experience through the evolution of our customer facing systems and programs making it easier and more efficient for our customers to adopt Invisalign into their practice and increase utilization.  Specifically, we provide robust clinical education resources and training programs, clinical and field sales customer support, assistance with practice development, and incentive programs to encourage our customers integrate Invisalign into their practice.

•

Clinical Education and Training.    Ensuring that trained doctors are confident in using the Invisalign system is a key driver toward our ultimate goal of increasing product adoption.  We continuously update our training programs to address the needs of our customers.  For instance, we developed Ask-the-Expert webinars, a series of interactive web/phone conferences led by experienced Invisalign providers to educate our customers about new products or features or to discuss relevant clinical topics.  In addition, we focus on Invisalign Assist as part of our initial training program, Clear Essentials I, since we believe Invisalign Assist is the right product for newly trained GPs.  We anticipate that by using Invisalign Assist, newly trained GPs will exit this initial training program with increased confidence in prescribing Invisalign treatment.  Our new doctor training in North America is evolving to identify and focus on practices that are interested in gaining the skills and experience necessary to be successful with Invisalign.

We have also incorporated the Invisalign technique into the curriculum of 41 university programs.  By educating dental students and orthodontic residents on the benefits of the Invisalign technique, we believe they will be more likely to use this technology in their future practices and offer Invisalign as a treatment option.  Other resources that we offer our doctors include the Aligntech Institute (www.aligntechinstitute.com), which is an interactive website that provides clinical education and practice development training.  These clinical education and practice development training opportunities include instructor-led training classes, seminars and workshops, conference calls, web-based videos, case studies, blogs and other clinical resources.  Many of these courses and resources are eligible for continuing education (CE) credits.  Additionally, our Invisalign Doctor Site provides our trained doctors and their staff access to thousands of Invisalign cases and best practices as well as up-to-date support information, programs and marketing materials for continuous support and information access.

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

•

Customer Incentive Programs.    We offer our customers varying product promotional discounts and incentive programs as a means to improve the customer experience and increase utilization.  Our largest North American program, the Advantage Rebate Program, allows eligible orthodontist and GPs to earn volume rebates and marketing benefits for exceeding quarterly case shipment thresholds and participating in continuing education.  Additional tiered benefits range from practice development materials, marketing consulting, and access to dedicated clinical technicians.  For 2011, we added an additional Super Elite tier to include benefits such as free Invisalign Summit attendance and an Invisalign brand URL license.  We believe that by incenting our doctors to enter the Advantage Rebate

Program and increase their tier status, doctors can gain increased confidence in treating with Invisalign.  The program also gives doctors access to marketing materials and programs to better integrate Invisalign into their practice and help develop a stronger partnership with us and increase overall adoption.  From time to time, we also offer various product promotions as a means to encourage trial usage of products, including pricing discounts to newly trained doctors and following the introduction of new products.  The largest program for International, the Case Pack program, rewards twelve month purchase commitments made by Invisalign practitioners with case discounts commensurate with commitment tier and preferred placement in Doctor Locator on the Invisalign website.

Increasing the effectiveness of our consumer demand creation and extending Invisalign brand awareness.    Marketing to the consumer and creating demand is one of our key strategic objectives to driving long-term growth.  Our market research indicates that the majority of adults with malocclusion who desire treatment forgo treatment rather than elect traditional treatment due to its many limitations, such as compromised aesthetics and oral discomfort.  In addition, many parents also elect traditional treatment for their children due to limited awareness of Invisalign applicability for teenager use.  Our goals are to extend our leadership in clear aligner therapy with adults, increase awareness and consumer demand with moms and teens, and to continue expansion of the clear aligner category overall.  By communicating the benefits of Invisalign to both dental professionals and consumers—adults, parents and teens—we intend to increase the number of patients who seek treatment using Invisalign.  We continue to be successful with programs that more effectively and efficiently generate demand or “pull” for Invisalign.  In 2010, we became more efficient in our approach.  We continued building awareness and demand through an integrated consumer marketing platform of traditional media, event marketing and digital and social media.  In addition, we continued to evolve our marketing program aimed at the teenage segment to increase awareness and educate prospective teen patients and their parents.  Specifically, we expanded our public relations and event marketing programs this past year for Invisalign Teen to include participation and sponsorship of major summer events such as the Teen Choice Awards and Journeyz Backyard BBQ Tour, a nationwide action sports tour.  We leveraged online and mobile widgets, social media and blogs directly targeted to teens and launched a commercial prompting parents and teens to learn more about Invisalign.  Additionally, we evolved the Invisalign brand strategy while refreshing the Invisalign look and feel with a more modern logo and new brand positioning, updated consumer website, and base marketing materials focused on treatment outcome and practice growth.  We will continue to build on these programs and efforts in 2011.

Growth of international markets.    We will continue to focus our efforts towards increasing adoption of Invisalign by dental professionals in our key international markets.  Similar to the North America market, our objective internationally is to increase the number of doctors that are motivated to become an Invisalign provider and committed to making Invisalign a key part of their practices.  In 2010, our international sales increased from approximately 24% of net revenues to approximately 25% of net revenues.  Through December 2010, we trained over 17,400 doctors internationally, predominantly orthodontists in Europe which is our primary international market.  Product line expansion is key to providing doctors with treatment options that address a wider range of potential patient needs with greater treatment flexibility.  Invisalign Teen will continue to gain adoption as specific Europe teen marketing campaigns are being introduced in 2011.  In addition, we are preparing to launch Invisalign G3 in the second quarter of 2011.  Invisalign G3 is engineered to deliver even better clinical results, with new aligner and software features that make it easier to use Invisalign with patient with Class II and Class III malocclusion.  Due to the higher number of complex cases in international markets, the planned international launch of the Invisalign G3 features designed to address those complex treatment issues is a significant near term focus.  We will carry on our efforts to increase brand awareness and consumer demand in Europe by continuing our consumer advertising campaign while beginning to focus on the teenage segment.

In October, we announced that we had received regulatory approval from the Chinese State Food and Drug Administration (SFDA) to market and sell the Invisalign system as a Class II medical device for the treatment of malocclusion.  We received our License of Medical Device Operation Enterprise (Enterprise License) from the

Shanghai Food and Drug Administration, which allows us to distribute Invisalign in China.  We expect to begin commercial availability of Invisalign in the second half of 2011.  While we do not expect meaningful revenue from China for several years, our focused strategy to launch Invisalign in key major cities of China provides us a large growth opportunity long term.

Additionally, although the vast majority of our international revenues are from direct sales, approximately 10% of our international sales are through distributors covering less strategic international markets, specifically Asia Pacific, Latin America, and smaller country markets in Europe, the Middle East and Africa.  With these efforts, we expect our international revenues to continue to increase in absolute dollars and as a percentage of total net revenues in the foreseeable future.

Manufacturing

To produce our highly customized, highly precise, medical quality products in volume, we have developed a number of proprietary processes and technologies.  These technologies include complex software solutions, CT scanning, stereolithography and automated aligner fabrication.

Manufacturing administration is located in San Jose, California; however, our digital planning and manufacturing facilities are located outside of the U.S.  in San Jose, Costa Rica and Juarez, Mexico.  As of December 31, 2010, our digital planning, manufacturing and operations staff in the U.S., Costa Rica and Mexico consisted of 1,374 people.  At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans.  Upon acceptance of the ClinCheck treatment plan by the dental professional, these plans are then transmitted electronically to Juarez, Mexico.  The ClinCheck treatment plan and supporting digital files are used to manufacture SLA (stereolithography) aligner molds.  Our order acquisition operations, the manufacturing of aligner molds and aligners, as well as the packaging and shipment of aligners, are conducted in our facility in Juarez, Mexico.  Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

In order to increase the efficiency of our manufacturing processes, we focus our efforts on software development and the improvement of rate-limiting processes, or bottlenecks.  We continue to upgrade our proprietary, three-dimensional treatment planning software to enhance computer analysis of treatment data and to reduce time spent on manual and judgmental tasks for each case, thereby increasing the efficiency of our technicians in Costa Rica.  We are also continuing the development of automated systems for the fabrication and packaging of aligners manufactured in Juarez, Mexico.  In order to meet the demands from expected volumes and continued international expansion, we expect that we will continue to invest in capital equipment and intend to add a new aligner fabrication facility outside of North America by the end of 2011.

Quality Assurance

Align’s quality system is required to be in compliance with the Quality System regulations enforced by the Food and Drug Administration (“FDA”), and similar regulations enforced by other worldwide regulatory authorities.  We are certified to EN ISO 13485:2003, an internationally recognized standard for medical device manufacturing.  We have a formal, documented quality system by which quality objectives are defined, understood and achieved.  Systems, processes and procedures are implemented to ensure high levels of product and service quality.  We monitor the effectiveness of the quality system based on internal data and direct customer feedback and strive to continually improve our systems and processes, taking corrective action, as needed.  Between June 29 and August 9, 2010, the FDA conducted a routine Quality Systems inspection of our San Jose, California facility.  The FDA inspection resulted in the issuance of a Form 483 Notice that contained four observations related to how Align reports and manages patient complaints.  We submitted a written response to the Form 483 Notice on August 26 and an additional written response on November 8 that provided a full and complete update of the corrective actions we had taken to our complaint and Medical Device Reporting procedures to address the observations.  On November 18, 2010, we received a Warning Letter from the FDA, which requested additional documentation relating to our written implemented corrective actions.  On November 22, we submitted a written response to the Warning Letter that included copies of documentation requested by the FDA.  We are continuing to work closely with the FDA to resolve and close-out the matter.  Failure to fully address the FDA’s concerns could result in further regulatory sanctions, including additional Warning Letters, adverse publicity, refusal to clear or approve applications for new or modified products, injunctions, fines, civil penalties or criminal prosecution.  Any FDA enforcement action could have a material adverse effect on us.

Since we custom manufacture our aligners on a build-to-order basis, we do not offer refunds on our products.  Because each ClinCheck treatment plan and each aligner is unique, we inspect the product at various points during the manufacturing process, to ensure that the product meets our customers’ expectations.  Aligners are subject to the Invisalign product warranty, which covers defects in materials and workmanship.  Our materials and workmanship warranty is in force until the Invisalign case is completed.  In the event aligners fall within the scope of the Invisalign product warranty, we will replace the aligners at our expense.  Our warranty is contingent upon proper use of the aligners for the purposes for which they are intended.  If a patient chooses not to wear the aligners, and as a result, requests additional Invisalign treatment, the dental professional pays the additional expense of the replacement aligners.  Warranty treatment requires that the dental professional submit new impressions of the patient’s dentition to us.  We use the impressions to create a new ClinCheck treatment plan for the dental professional to approve, from which a successive series of aligners will be produced that will allow the patient to finish treatment.

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

Sales and Marketing

We market Invisalign by communicating the benefits of the Invisalign system to dental professionals through our training programs, online and traditional mail campaigns, trade shows, trade journals and print, and to consumers through online and traditional advertising, digital and social networking, and event marketing.  Based on our experience with marketing and commercial sales, we believe that making consumers aware of Invisalign as a treatment alternative generates significant demand for Invisalign.

Professional Marketing

We provide training, marketing and clinical support to orthodontists and GPs throughout North America and internationally.  As of December 31, 2010, there are approximately 43,000 active Invisalign providers worldwide.

As of December 31, 2010 our North American sales organization consisted of 171 people, of which, 134 were quota carrying sales representatives and 37 were regional sales managers and administration.

 Internationally, we had 54 people engaged in sales and sales support as of December 31, 2010.  We continually evaluate cost effective ways to support our customers in smaller markets.  For instance, we use distributors for the sale of our products in part of the Asia Pacific, Latin American regions, and smaller country markets in Europe, the Middle East and Africa.  We will consider selling through a distributor in other smaller markets as well as consider expanding directly into additional countries on a case-by-case basis.

Invisalign relies on the same orthodontic principles that apply to traditional treatment.  Our sales teams conduct training primarily in a workshop format.  The key topics covered in training include Invisalign applicability, instructions on filling out the Invisalign treatment form and submitting required records, clinical tips and techniques, guidance on pricing and instructions on interacting with our ClinCheck software and the many other features of the Invisalign Doctor Site.

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

Consumer Marketing

Our experience indicates that prospective patients seek information from these primary sources:

•	an orthodontist;

•	a GP;

•	our websites, which can be accessed at either www.invisalign.com, www.invisalignteen.com, www.aligntech.com, or www.aligntechinstitute.com;

•	traditional and digital advertising, social media, print and public relations and;

•	word of mouth from current and former Invisalign patients.

Research and Development

Our research and development effort is focused on extending the range of clinical effectiveness and applicability of Invisalign, enhancing the software used in the virtual clinical design, manufacturing process and enhancing our Invisalign treatment options, including the development of distinct product platforms that meet the specific needs of GPs and orthodontists such as Invisalign Assist and Invisalign Teen.  Our research and development expenses were $26.0 million for 2010, $22.3 million for 2009, and $26.2 million for 2008.

In an effort to demonstrate Invisalign’s broad treatment capabilities, various clinical case studies and articles have been published that highlight the applicability of Invisalign to malocclusion cases, including those of severe complexity.  We are also undertaking post-marketing studies and making additional technological improvements to the product and manufacturing process.  As mentioned in our Business Strategy, we are making investments in the development of new products and enhancements of existing products to meet the needs of our customers and increase adoption and utilization of Invisalign such as the agreement to jointly develop software applications with Cadent.

Intellectual Property

We believe our intellectual property position represents a substantial business advantage.  As of December 31, 2010, we had 152 issued U.S. patents, 136 pending U.S. patent applications, and 75 foreign issued patents, as well as 128 pending foreign patent applications.  See Item 3 “Legal Proceedings” for a discussion on Reexamination Proceedings pending with the United States Patent and Trademark Office.

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

Seasonal Fluctuations

Seasonal fluctuations in the number of doctors in their offices and available to take appointments have affected, and are likely to continue to affect, our business.  Specifically, our customers often take vacation or are on holiday during the summer months and therefore tend to start fewer cases, particularly in Europe.  In addition, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teens started in treatment before the start of the school year.  As a result, adult appointments, including adult Invisalign patient starts, are often pushed further into late summer or early fall.  With the availability of Invisalign Teen combined with our marketing efforts aimed at teens and parents, we have been actively competing for a share of teen patient starts.  We believe that the increasing percentage of teenaged patients using Invisalign helped moderate the downward trend we would otherwise see for our North American orthodontic customers during the summer months.  These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Backlog

Due to the nature of our business, we maintain relatively low levels of backlog.  The period from which treatment data (or “a case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan.  Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan.  Our backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped.  Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future sales.  Our quarterly revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter.

Competition

We compete for the attention of dental professionals with manufacturers of traditional orthodontic appliances (or wires and brackets), which include 3M’s Unitek, Danaher Corporation’s Sybron Dental Specialties, and Dentsply International, Inc.  We also compete directly with established companies that manufacture and distribute products that are similar in use to Invisalign, including the products manufactured and distributed by Ormco Orthodontics, a division of Sybron Dental Specialties (a division of Danaher Corporation) and Dentsply GAC International (a division of Dentsply International, Inc.).  In the future, we may face further competition from early stage and more mature companies who enter our target markets to manufacture and distribute products that are similar in use to Invisalign.  Information regarding risks associated with increased competition may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

We believe that in addition to price, the principal competitive factors in the market for orthodontic appliances include the following:

•	aesthetic appeal of the treatment method;

•	effectiveness of treatment;

•	customer support;

•	software features;

•	customer online interface;

•	unique engineering;

•	comfort associated with the treatment method;

•	oral hygiene;

•	ease of use; and

•	dental professionals’ chair time.

We believe that Invisalign compares favorably with our competitors’ products with respect to each of these factors.

Government Regulation

FDA’s Quality System Regulation for Medical Devices.    The Invisalign system is classified as a Class II medical device.  In 1998, we received pre-market clearance from the FDA pursuant to the 510(k) pre-market notification procedure, allowing us to market the product in the U.S.  The Invisalign system was originally cleared for use by the FDA in patients with permanent teeth and contraindicated the device for patients presenting with mixed dentition, severe overbite, severe overjet, tooth malocclusion requiring surgical correction, adolescent patients with a skeletally narrow jaw, and adult patients with dental prosthetics/implants.  In 2008, the FDA cleared new labeling for the Invisalign system, by removing the permanent dentition limitation from the indications for use.  In addition, certain conditions previously listed as contraindications are now listed as precautions.  We are subject to routine inspections by the FDA and state agencies to determine compliance with Quality System requirements.  We are registered with the State of California as a medical device manufacturer.

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

China’s FDA Regulations and Enterprise License.    In October 2010, we received regulatory approval from the Chinese State Food and Drug Administration (SFDA) to market and sell the Invisalign system as a Class II medical device for the treatment of malocclusion.  We also received its License of Medical Device Operation Enterprise (Enterprise License) from the Shanghai Food and Drug Administration, which allows us to distribute Invisalign in China.

Health Insurance Portability and Accountability Act of 1996.    Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmission of certain health information.  Confidentiality and security of patient records and the circumstances under which these records may be released by healthcare professionals are subject to substantial regulations under the HIPAA Standards for Privacy of Individually Identifiable Health Information, referred to as the Privacy Standard, and the Security Standard, and other state laws and regulations.  The Privacy Standard governs both the disclosure and the use of confidential patient medical information, and the Security Standard governs the technical, physical, and administrative safe guards used to protect the unauthorized release or disclosure of patient information.  Although compliance is the responsibility of the hospital, physician or other healthcare provider, we understand the importance to our customers and their patients of maintaining the confidentiality of patient information.  Accordingly, we have designed our product and service offerings to be consistent with the requirements of the Privacy and Security standards under HIPAA and applicable corresponding state laws and regulations.  Maintaining systems that are consistent with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our patients.  Additionally, our success may be dependent on the success of healthcare participants in dealing with HIPAA requirements.

Other Federal and State Laws.    As a participant in the health care industry we are subject to extensive and frequently changing regulation under many other laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business.  We are a medical device manufacturer subject to FDA regulations.  These regulations, among other things, require that we maintain device and facilities registrations and listings as well as promote our products as permitted by our FDA clearances.  Furthermore, our health care service provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.  Laws regulating medical device manufacturers and health care providers cover a broad array of subjects.  For example, the confidentiality of patient medical information and the circumstances under which such information may be used by us, released for inclusion in our databases, or released by us to third parties, are subject to substantial regulation by state governments.  These state laws and regulations govern both the disclosure and the use of confidential patient medical information and are evolving rapidly.  In addition, provisions under the federal anti- kickback statutes prohibit, among other things, paying or offering to pay any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and other similar federal or state health care programs.  Most states have also enacted illegal remuneration laws that are similar to the federal laws.  These laws, which are evolving at the federal and state levels, are applicable to our financial relationships with, and any marketing or other promotional activities involving, our dental professional customers.  Violations of any of these laws or regulations could subject us to a variety of civil and criminal sanctions.  Furthermore, various state laws require us to report payments and other transfers of value made to dental professionals and teaching hospitals to state regulatory bodies, and federal law will require us to track and disclose these payments starting in 2013.

Employees

As of December 31, 2010, we had 2,097 employees, including 1,374 in manufacturing and operations, 372 in sales and marketing, 150 in research and development and 201 in general and administrative functions.  We had 435 employees in North America, 797 employees in Costa Rica, 208 employees in Europe, 645 employees in Mexico, and 12 employees in Japan.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of February 24, 2011:

Name	Age	Position
Thomas M. Prescott	55	President and Chief Executive Officer
Kenneth B. Arola	55	Vice President, Finance and Chief Financial Officer
Dana C. Cambra	53	Vice President, Research & Development and Information Technology
Dan S. Ellis	59	Vice President, North American Sales
Roger E. George	45	Vice President, Legal and Corporate Affairs General Counsel
Len M. Hedge	53	Senior Vice President, Business Operations
Sheila Tan	47	Vice President, Marketing and Chief Marketing Officer
Richard Twomey	46	Vice President, International
Emory M. Wright	41	Vice President, Operations

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

Len M. Hedge has served as our Senior Vice President, Business Operations since December 2007.  He joined us as our Director of Manufacturing in January 1999 and was our Vice President, of Operations from March 2002 to December 2007.  Prior to joining us, Mr. Hedge served as Vice President of Operations for Plynetics Express Corporation, a rapid-prototyping and stereolithography services supplier, from December 1996 to December 1998.  From October 1991 to December 1996, Mr. Hedge worked at Beckman Instruments Corporation as Manager for Prototype Manufacturing and Process Development.

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

Richard Twomey has served as our Vice President, International since May 2010.  Prior to joining us, Mr. Twomey spent the past 13 years in senior management positions within divisions of Johnson & Johnson, having served most recently as president of DePuy, International Ltd., part of the DePuy Orthopaedics, a global leader in the provision of surgical implants for orthopaedic applications, as well as diversified interests in spinal, sports medicine and neurology sectors.  Mr. Twomey also served as managing director and director of marketing for Johnson & Johnson Bone Tissue Management Group.  Prior to Johnson & Johnson, Mr. Twomey held various sales and marketing positions at Biomet Ltd, Howmedica International Ltd., and Stafford Millar.

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

Orthodontists and GPs may not adopt Invisalign in sufficient numbers or as rapidly as we anticipate for a number of reasons, including, changes to the Proficiency Program or as a result of increased competition.

Our success depends upon increasing acceptance and frequency of use of the Invisalign system by dental professionals (what we refer to as utilization).  In April 2010, we eliminated the case start requirements and in October 2010 we eliminated the annual CE requirements, effectively terminating the Proficiency Program.  We may experience variability in customer activity over the next several quarters as doctors adjust to the changes to the Proficiency Program requirements.  In addition, increased competition from direct competitors could cause us to lose market share and reduce dental professionals’ efforts and commitment to expand their Invisalign practice.  If adoption does not increase as we anticipate for any reason, our revenues may fail to grow as expected and our operating results may be harmed.

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

As we continue to grow, we are subject to growth related risks, including risks related to capacity constraints at our existing facilities.

We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel.  In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees.  We may be unable to manage such growth effectively.  Any such failure could have a material adverse impact on our business, operations and prospects.  In addition, in order to meet the demands from expected volumes and continued international expansion, we intend to open a new manufacturing facility outside of North America by the end of 2011.  Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as:

•	Hiring and retaining employees;

•	Delays and cost overruns as a result of a number of factors, any of which may be out of our control, such as:

•	Labor shortages and disputes;

•	Delays in government approvals;

•	Delays in the customization, delivery and installation of equipment; and

•	Production start-up problems;

•	Implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems; and

•	Managing expanding operations in multiple locations and multiple time zones.

If the opening of this facility is significantly delayed or demand for our product in 2011 exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business.  Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results.

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

•	fluctuations in currency exchange rates against the U.S. dollar;

•	changes in product mix;

•	if participation in our customer rebate program increases our average selling price will be adversely affected;

•	seasonal fluctuations in the number of doctors in their offices and their availability to take appointments;

•	success of or changes to our marketing programs from quarter to quarter;

•

changes in the timing of when revenue is recognized, including as a result of the introduction of new products or promotions or as a result of changes to critical accounting estimates or new accounting pronouncements;

•	changes to our effective tax rate;

•	unanticipated delays in production caused by insufficient capacity;

•

any disruptions in the manufacturing process, including unexpected turnover in the labor force or the introduction of new production processes, power outages or natural or other disasters beyond our control;

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

Our key production steps are performed in operations located outside of the U.S.  At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico.  These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds.  Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico.  In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia.  In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in Costa Rica.  Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

•

product or material transportation delays or disruption, including as a result of health epidemics restricting travel to and from Mexico or as a result of natural disasters, such as earthquakes or volcanic eruptions;

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

We are currently focused on adding more functionality into our business enterprise systems to more efficiently integrate these systems with our other system applications, such as customer facing and manufacturing tools, and intend to continue this effort for the foreseeable future.  System upgrades and enhancements, including those upgrades and enhancements associated with the launch in the fall of 2010 of Invisalign G3 that touched every product and virtually each of our systems, require significant expenditures and allocation of valuable employee resources.  Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.  Furthermore, we continuously upgrade our customer facing software applications, specifically the

ClinCheck software and the Invisalign Doctor Site.  Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released.  The discovery of a defect or error or the incompatibility with the computer operating system and hardware configurations of customers in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenue or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.  Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries.  Our inability to do so could harm our competitive position.  As of December 31, 2010, we had 152 issued U.S. patents, 136 pending U.S. patent applications, and 75 issued foreign patents, and 128 pending foreign patent applications.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within our North American and international markets.  As of December 31, 2010, our North American sales organization consisted of 171 people, of which 134 were quota carrying sales representatives and 37 were regional sales managers and administration.  Internationally, we had 54 people engaged in sales and sales support as of December 31, 2010.  We do not have any long-term employment contracts with the members of our direct sales force.  The loss of the services provided by these key personnel may harm our business.  If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.  In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product.  As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

If any of these events were to occur, they could harm our business.  We must comply with facility registration and product listing requirements of the FDA and adhere to applicable Quality System regulations.  The FDA enforces its Quality System regulations through periodic unannounced inspections.  For instance, on November 18, 2010, we received a Warning Letter from the FDA, which requested additional documentation relating to our written implemented corrective actions to our Complaint and Medical Device Reporting procedures.  We responded to the Warning Letter on November 22, 2010, and we are working closely with the FDA to address their concerns and close the matter.  Should we fail to promptly and fully address the issues listed in the Warning Letter may result in further regulatory sanctions, including additional Warning Letters, adverse publicity, refusal to clear or approve applications for new or modified products, injunctions, fines, civil penalties or criminal prosecution.  Any FDA enforcement action could have a material adverse effect on us.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies.  A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	revenue recognition;

•	accounting for share-based payments;

•	leases; and

•	accounting for income taxes.

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.

The primary objective of most of our investment activities is to preserve principal.  To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector.  In an current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

We have adopted a shareholders rights’ plan to limit the possibility that we are acquired, which may mean that a transaction that shareholders are in favor of or are benefited by may be prevented.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders.  To date, our board of directors has designated 200,000 shares as Series A participating preferred stock in connection with our shareholder rights’ plan.  The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing an acquisition of Align or otherwise adversely affecting the rights of the holders of our stock.  The shareholder rights’ plan may have the effect of rendering more difficult or discouraging an acquisition of our company which is deemed undesirable by our board of directors.  The shareholder rights’ plan may cause substantial dilution to a person or group attempting to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned on the negation, purchase or redemption of the rights issued under the shareholder rights’ plan.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate.  These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans and changes in overall levels of pretax earnings.  In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002.  Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax.  The incentive tax rates will expire in various years beginning in 2017.  The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2010.  As a result of these incentives, income taxes were reduced by $12.7 million in 2010.  In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica.  If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy approximately four facilities with a total office and manufacturing area of over 276,000 square feet of leased properties.  At December 31, 2010, these facilities were occupied as follows:

Location	Property / Approximate Size	Use	Expiration of lease
San Jose, California	Buildings/129,000 sq. feet	Leased office for headquarters, research & development, administrative personnel	September 2017

San Jose, Costa Rica	Building/63,000 sq. feet	Leased office for administrative personnel, manufacturing personnel, and customer care	September 2013

Juarez, Mexico	Building/68,000 sq. feet	Leased manufacturing and office for manufacturing and administrative personnel	July 2013

Amsterdam, Netherlands	Building/16,000 sq. feet	Leased office for European headquarters and administrative personnel	June 2012

We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.  In order to meet the demands from expected volumes and continued international expansion, we intend to add a new aligner fabrication facility outside of North America by the end of 2011.

ITEM 3.	LEGAL PROCEEDINGS

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

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements.  In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements.  Dr. Leiszler sued on behalf of himself and all others similarly situated.  The complaint seeks a refund of the price paid to us for Invisalign training.  On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement which must be approved by the Court.  On December 23, 2010, the Court granted preliminary approval of the proposed settlement.  The Court has scheduled a hearing in April 2011 to determine whether to grant final approval of the proposed settlement.  Under terms of the proposed settlement, class members can be reinstated to prescribe Invisalign treatment under certain circumstances (the “Reinstatement Benefit”).  Certain class members will have the option to elect a cash remedy instead of the Reinstatement Benefit.  Pursuant to the proposed settlement, in January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elect the cash remedy, as well as legal fees and other costs.  We recorded a total litigation settlement charge of $4.5 million during 2010 for our estimated liability related to this settlement.  We will continue to assess and evaluate the matter with our legal counsel and update the estimated settlement charge as appropriate as new information becomes available.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2010:
Fourth quarter	$21.40	$16.25
Third quarter	$19.95	$13.90
Second quarter	$20.56	$13.18
First quarter	$20.00	$16.11
Year Ended December 31, 2009:
Fourth quarter	$18.85	$14.18
Third quarter	$14.91	$9.15
Second quarter	$12.91	$7.62
First quarter	$9.67	$6.10

On February 18, 2011, the closing price of our common stock on the NASDAQ Global Market was $20.79 per share.  As of January 31, 2011 there were approximately 167 holders of record of our common stock.  Because the majority of our shares of outstanding common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative total stockholder return on our common stock with that of the NASDAQ Stock Market US Index, a broad market index published by the National Association of Securities Dealers, Inc., S&P 1500 Composite Health Care Equipment & Supplies Index.  The comparison for each of the periods assumes that $100 was invested on January 1, 2005 in our common stock, the stocks in the NASDAQ Stock Market US Index, and the S&P Index, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Align Technology, Inc., the NASDAQ Composite Index

and the S&P 1500 Composite Health Care Equipment & Supplies

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2010.  The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto set forth on pages 61 to 89 and Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 40.  We have derived the statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Net revenues(1)	$387,126	$312,333	$303,976	$284,332	$206,354

Gross profit(2)	$303,417	$233,492	$225,126	$209,297	$141,579

Profit (loss) from operations(3)	102,734	(34,012)	15,514	33,855	(37,536)
Other income (expense), net	(731)	119	1,562	3,095	3,401

Net profit (loss) before provision for (benefit from) income taxes(3)	102,003	(33,893)	17,076	36,950	(34,135)
Provision for (benefit from) income taxes	27,750	(2,624)	(62,911)	1,226	828

Net profit (loss)(3)	$74,253	$(31,269)	$79,987	$35,724	$(34,963)

Net profit (loss) per share
Basic	$0.98	$(0.45)	$1.20	$0.53	$(0.55)

Diluted	$0.95	$(0.45)	$1.18	$0.50	$(0.55)

Shares used in computing net profit (loss) per share:
Basic	75,825	69,094	66,812	67,176	63,246

Diluted	78,080	69,094	68,064	71,444	63,246

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Working capital(4)	$295,637	$180,056	$117,335	$123,058	$40,306
Total assets	476,943	355,240	279,341	222,761	151,558
Total long-term liabilities	6,222	961	229	148	219
Stockholders’ equity	$377,747	$273,036	$218,540	$161,154	$83,556

(1)	Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(2)	Gross profit for the year ended December 31, 2010 and 2009 included amortization of prepaid royalties of $0.8 million and $6.2 million, respectively, related to the litigation settlement with Ormco. In addition, 2010 gross profit also included the $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

(3)	Profit (loss) from operations, net profit before provision for (benefit from) income taxes, and net profit (loss) included:

•

$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners in 2010.  See Note 1 “Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements.

•

$0.8 million and $6.2 million of amortization of prepaid royalties related to the litigation settlement with Ormco in 2010 and 2009, respectively.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•	$4.5 million related to the class action litigation settlement with Leiszler in 2010. See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•

$8.7 million related to an insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation in 2010.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•	Litigation settlement charge of $69.7 million related to Ormco in 2009. See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•	Restructuring charges of $1.3 million and $6.2 million in 2009 and 2008, respectively. See Note 18 “Restructurings” in the Notes to our Consolidated Financial Statements.

•

$64.6 million benefit to income taxes as a result of the release of a tax valuation allowance on most of our deferred tax assets in 2008.  See Note 13, “Income Taxes”, in the Notes to our Consolidated Financial Statements.

•	$1.8 million credit and $14.3 million charge for the Patients First Program and settlement cost in 2007 and 2006, respectively.

(4)	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Each Invisalign treatment plan is unique to the individual patient.  Our Invisalign Full treatment consists of as many aligners as indicated by our proprietary ClinCheck software in order to achieve the doctors’ treatment goals.  Our Invisalign Express/Lite are lower cost solutions for less complex orthodontic cases, such as adult relapse cases, for minor crowding and spacing, or as a pre-cursor to restorative or cosmetic treatments such as veneers.  Invisalign Express uses up to 10 sets of aligners and is sold in the United States and Canada.  Invisalign Lite uses up to 14 sets of aligners and is sold to our international customers.  Invisalign Teen is designed to meet the specific needs of the non-adult comprehensive or teenaged treatment market particularly younger teenagers aged 11 to 15 years.  Invisalign Assist is intended to help newly-trained and lower volume Invisalign GPs accelerate the adoption and frequency of use of Invisalign into their practice.  Upon completion of an Invisalign or non-Invisalign treatment, the patient may be prescribed our traditional retainer product, or our Vivera retainers, a clear aligner set designed for ongoing retention.  Our goal is to establish Invisalign as the standard method for treating malocclusion ultimately driving increased product adoption by dental professionals by focusing on the four key objectives: driving product and clinical innovation, enhancing the customer experience, increasing the effectiveness of consumer demand creation and extending Invisalign brand awareness and continuing to drive international growth.  Each of these four key objectives is described more fully in Item I—Business—Business Strategy of our 2010 Annual Report on Form 10-K.  As we execute on our business strategy, we will continue to deliver significant evolutions in product features and functionality, as well as customer facing systems.

In addition to the successful execution of our business strategy, a number of other factors may affect our results in 2011 and beyond, the most important of which are set forth below.

•

Joint Development with Cadent.    On January 10, 2011, we announced an agreement to jointly develop software applications that will run on Cadent iTero and iOC scanners for use in Invisalign treatment.  Cadent is a manufacturer of 3D digital scanning solutions for orthodontics and dentistry.  The new applications will optimize case assessment and planning for Invisalign treatment, and bring valuable digital tools chair-side for Invisalign providers who use Cadent scanners.  A series of applications will be developed over the next couple of years and we expect the first application to be available by the end of 2011.  Before we can bring these new applications to market, we need to ensure interoperability with Cadent scanners for use in Invisalign treatment.  We have established very robust standards for scan quality and accuracy to ensure a specific scanning technology can successfully replace PVS impressions for Invisalign treatment.  We are now in final beta tests to validate the Cadent systems, and expect to announce interoperability with Cadent scanners in the second quarter of 2011.

•

Accelerate product and clinical innovation.    In October 2010, we launched Invisalign G3, the most significant collection of new features and innovation in our company history touching virtually every system and product.  Significant improvements and enhancements were made in to all our customer-facing systems.  For instance, the Invisalign Doctor Site now consolidates all of a patient’s Invisalign records and treatment tasks together in one location for easy access and the ClinCheck software now includes drag and drop features, additional clinical tools and a more intuitive interface.  In addition, with the exception of our Vivera retainers, we introduced new and expanded features across our product line.  Engineered to deliver even better clinical results, the Invisalign G3 new aligner and software features make it easier to use Invisalign with more complex and challenging cases, including Precision Cuts designed for use on patients with Class II and Class III malocclusion, new SmartForce features designed for increased predictability of certain tooth movements, and simpler, more intuitive software to streamline treatment planning and review.

•

Elimination of the Proficiency Program.    In June 2009, we introduced the Invisalign Product Proficiency Requirements (“Proficiency Program”) which mandated that every Invisalign provider in North America submit a minimum number of case starts and complete a minimum number of continuing education (“CE”) credits.  In April 2010, we eliminated the case start requirements and in October 2010 we eliminated the annual CE requirements, effectively terminating the Proficiency Program.  With the elimination of the minimum case requirements, we may experience variability in customer activity over the next several quarters as doctors, especially lower volume doctors, adjust to the elimination of the Proficiency Program requirements.

•

Investments to Increase Manufacturing Capacity.    We expect capital expenditures to increase in 2011 compared to 2010 as we invest in our manufacturing facility in Juarez, Mexico to add incremental capacity.  In addition, in order to meet the increased demands from expected volumes and continued international expansion, we expect to open an additional aligner fabrication site outside of North America by the end of 2011.  Our ability to plan, construct and equip this additional manufacturing facility is subject to significant risk and uncertainty, including delays and cost overruns.  If the opening of this facility is significantly delayed for any reason, or if demand for our product in 2011 exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business.

•

Number of new doctors trained.    In 2010, we trained approximately 3,140 new doctors in North America, which included approximately 900 doctors who had their account suspended as a result of the Proficiency Requirements at the end of 2009.  In addition, pursuant to the terms of the proposed settlement agreement related to the Leiszler class action described above in Item 3 – Legal Proceedings in this Annual Report on Form 10-K, approximately 22,000 class members (approximately 14,000 of whom have either never submitted a case or submitted just 1 case prior to June 2008) could be reinstated to prescribe Invisalign treatment following completion of a free 3-hour on-line course.  While we would like doctors to adopt Invisalign into their practice, we do not know how many doctors will ultimately seek to be reinstated to prescribe Invisalign, and of those doctors who do seek to be reinstated whether they will change their previous level of utilization.  As a result, we currently expect that the number of new and reactivated doctors trained in North America will be higher in 2011 compared to 2010.  As a result of the planned international release of Invisalign G3 second quarter, we expect to train fewer international doctors in 2011 compared to 2010 since we will scale back on training until the roll out is complete.

•

Utilization rates.    Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization.  Our quarterly utilization rates for the previous ten quarters are as follows:

*	Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Utilization rates in the fourth quarter of 2010 for the North American Ortho and GP channels decreased slightly compared to the third quarter of 2010.  Summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients, as the percentage of teenaged patients using Invisalign increases, we expect that fourth quarter utilization rates, especially in our North America orthodontist channel will be adversely impacted.  North American GP utilization decreased from the prior quarter, which may have reflected a slowdown in patient traffic in our customer’s offices during the first half of the quarter.  On a year over year basis, total worldwide utilization increased, reflecting increased use across all customer channels.

•

Seasonal fluctuations.    Seasonal fluctuations in the number of doctors in their offices and available to take appointments have affected, and are likely to continue to affect our business.  Specifically, our customers often take vacation during the summer months and therefore tend to start fewer cases, especially North American GPs and European doctors.

In 2010, sequential case growth from second quarter to the third quarter in the North American Ortho channel was essentially flat.  With the availability of Invisalign Teen, we can actively compete for a share of teen patient starts.  Summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients.  Many parents want to get their teens started in treatment before the start of the school year.  We believe that Invisalign Teen and the increasing percentage of teenaged patients using Invisalign helped moderate the historical downward trend we have typically seen for our North American orthodontic customers during the summer months.  In the third quarter of 2010, we saw a decline in the number of cases submitted as well as a decline in the number of submitters in our North American GP channel which is consistent with our historical trend during this quarter.

•	Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our revenues and profits are generated in foreign currencies. Revenues and profits generated by subsidiaries operating outside of the United States are translated into U.S.dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates.  We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk.  Therefore, both positive and negative movements in currency exchanges rates against the U.S. dollar will continue to affect the reported amount of revenues and profits in our consolidated financial statements.

•

Growth of international markets.    In October 2010, we announced regulatory approval to market and sell Invisalign in China and expect to begin commercial launch in the second half of 2011.  While we do not expect meaningful revenue from China for several years, our focused strategy to launch Invisalign in key major cities of China provides us a large growth opportunity long term.

•

Operating Expenses.    In the first quarter of 2011, we expect operating expenses to increase reflecting additional spending in sales and marketing with increased focused on the teenage segment, commercialization activities for Invisalign G3, continued investment in our international expansion in both Europe and China, and development costs related to the Cadent Joint Development Agreement.

Results of Operations

Comparison of Years Ended December 31, 2010, 2009 and 2008:

Net revenues and case volume by channel and product:

Invisalign product revenues by channel and other non-case revenues, which represents training, retainer and ancillary products, for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Years Ended December 31,
Net revenues	2010	Net Change	% Change	2009	Net Change	% Change	2008
North America:
Ortho	$117.4	$27.0	29.9%	$90.4	$2.1	2.4%	$88.3
GP	145.1	12.3	9.3%	132.8	(2.7)	(2.0%)	135.5

Total North American Invisalign	262.5	39.3	17.6%	223.2	(0.6)	(0.3%)	223.8
International Invisalign	90.1	18.1	25.1%	72.0	10.0	16.1%	62.0

Total Invisalign revenues	352.6	57.4	19.4%	295.2	9.4	3.3%	285.8
Teen deferred revenue release	14.3	14.3	N/A	—	—	N/A	—
Other non-case revenues	20.2	3.1	18.1%	17.1	(1.1)	(6.0%)	18.2

Total net revenues	$387.1	$74.8	24.0%	$312.3	$8.3	2.7%	$304.0

Case volume data which represents Invisalign case shipments by channel, for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	Years Ended December 31,
Invisalign case volume	2010	Net Change	% Change	2009	Net Change	% Change	2008
North America:
Ortho	90.3	17.3	23.7%	73.0	2.4	3.4%	70.6
GP	109.1	9.0	9.0%	100.1	(3.4)	(3.3%)	103.5

Total North American Invisalign	199.4	26.3	15.2%	173.1	(1.0)	(0.6%)	174.1
International Invisalign	61.5	14.0	29.5%	47.5	9.6	25.3%	37.9

Total Invisalign case volume	260.9	40.3	18.3%	220.6	8.6	4.1%	212.0

Invisalign revenues by product and other non-case revenues, which represents training, retainer and ancillary products, for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Years Ended December 31,
Net revenues	2010	Net Change	% Change	2009	Net Change	% Change	2008
Invisalign Full	$264.8	$30.0	12.8%	$234.8	$(20.7)	(8.1%)	$255.5
Invisalign Express	34.6	5.6	19.3%	29.0	5.5	23.4%	23.5
Invisalign Teen(1)	52.8	26.9	103.9%	25.9	19.7	317.7%	6.2
Invisalign Assist	14.7	9.2	167.3%	5.5	4.9	816.7%	0.6
Other non-case revenues	20.2	3.1	18.1%	17.1	(1.1)	(6.0%)	18.2

Total net revenues	$387.1	$74.8	24.0%	$312.3	$8.3	2.7%	$304.0

(1)	Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners. Excluding the $14.3 million for the Invisalign Teen replacement aligners, the percentage change from 2009 to 2010 was approximately 48.6%.

Case volume data which represents Invisalign case shipments by product, for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	Years Ended December 31,
Invisalign case volume	2010	Net Change	% Change	2009	Net Change	% Change	2008
Invisalign Full	179.7	24.4	15.7%	155.3	(17.1)	(9.9%)	172.4
Invisalign Express	37.4	4.4	13.3%	33.0	1.0	3.1%	32.0
Invisalign Teen	28.7	2.8	10.8%	25.9	19.1	280.9%	6.8
Invisalign Assist	15.1	8.7	135.9%	6.4	5.6	700.0%	0.8

Total Invisalign case volume	260.9	40.3	18.3%	220.6	8.6	4.1%	212.0

Fiscal Year 2010 compared to Fiscal Year 2009

Total net revenues increased in 2010 as compared to 2009 primarily as a result of worldwide volume growth across all customer channels.  The release of revenue previously deferred for Invisalign Teen replacement aligners in the second quarter of 2010 contributed an additional $14.3 million to total net revenues for 2010.

In 2010, North America revenue increased 17.6% compared to 2009 due to overall case volume growth of 15.2% as well as an increase in our average selling price.  Higher case volume was driven primarily by the North American orthodontic channel reflecting increased penetration into the teenage orthodontic market, especially with the Invisalign Teen product.  Additionally, the increase also reflects a significant reduction in our revenue deferral rate for Teen replacement aligners and lower discounts and rebates.

Our International Invisalign revenue increased 25.1% in 2010 compared to 2009 mainly due to 29.5% growth in case volumes across all products partially offset by a mix shift towards our lower priced products, as well as unfavorable foreign exchange rates.

Invisalign Teen includes up to six replacement aligners which may be ordered at any time throughout treatment.  Through the second quarter of 2010, revenue for these replacement aligners was deferred based on 100 percent of the fair value of the aligners until the replacement aligners were used or the case completed.  Since the launch of Invisalign Teen over two years ago, we evaluated the usage experience of the replacement aligners and determined that there is sufficient historical experience to establish an estimated usage rate.  As a result, in June 2010, we reduced deferred revenue for Invisalign Teen replacement aligners by $14.3 million to reflect the lower estimated usage for in-process cases.

Other non-case revenues, consisting of training fees and sales of ancillary products, were higher in 2010 compared to 2009 primarily due to increased sales of our Vivera and retainer products.

Fiscal Year 2009 compared to Fiscal Year 2008

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

Cost of revenues and gross margin (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Cost of revenues	$83.7	$4.9	$78.8	$(0.1)	$78.9
% of net revenues	21.6%		25.2%		25.9%
Gross profit	$303.4	$69.9	$233.5	$8.4	$225.1
Gross margin %	78.4%		74.8%		74.1%

Cost of revenues includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.  Through April 2009, cost of revenues also included the cost of our third party shelter service provider in Juarez, Mexico.

Gross margin improved in 2010 compared to 2009 primarily due to the increase in case volume which resulted in higher cost absorption and reduced cost per case.  Additionally, the gross margin for 2010 was favorably impacted by the release of teen deferred revenue of $14.3 million during 2010.

Gross margin improved slightly in 2009 compared to 2008 primarily due to an increase in case volume over our relatively fixed cost structure, continued improvement in operating efficiencies, and the cost savings from the commencement of direct fabrication of our aligners.  These efficiencies were partially offset by $6.2 million of royalty costs resulting from the Ormco litigation settlement.

Sales and marketing (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Sales and marketing	$114.0	$1.5	$112.5	$(2.6)	$115.1
% of net revenues	29.5%		36.0%		37.9%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Sales and marketing expense increased in 2010 compared to 2009 primarily due to increases in media, advertising, travel and entertainment costs of $2.5 million and higher facility information technology costs of approximately $1.8 million primarily associated with the preparation and transition into our new building.  These costs were partially offset by approximately $1.6 million of clinical education costs that were included in gross margin during the first three quarters in 2010 as a result of the Proficiency Program as well as lower sales commission expenses of approximately $1.3 million.

Sales and marketing expense decreased during 2009 compared to 2008 due to a $4.8 million reduction in commission-related costs as a result of the restructuring plans implemented in 2008 as well as lower marketing, media and clinical education expenses of $1.5 million associated with our 2008 product launches.  These costs were partially offset by higher sales commission expenses of $4.3 million.

General and administrative (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
General and administrative	$64.8	$3.1	$61.7	$(0.5)	$62.2
% of net revenues	16.7%		19.8%		20.5%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense for 2010 increased compared to 2009 primarily due to higher payroll-related and credit card processing costs of approximately $1.8 million as well as higher legal, accounting and consulting fees of approximately $1.0 million.

General and administrative expense decreased slightly during 2009 compared to 2008 primarily due to lower outside services relating to legal fees of $2.5 million.  These costs were partially offset by higher payroll-related costs.

Research and development (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Research and development	$26.0	$3.7	$22.3	$(3.9)	$26.2
% of net revenues	6.7%		7.1%		8.6%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased in 2010 compared to 2009 primarily due to higher payroll-related costs of approximately $2.2 million as a result of an increased headcount in 2010 and higher facility and information technology costs of approximately $0.9 million primarily associated with the transition to our new building.

Research and development expense decrease in 2009 compared to 2008 primarily due to lower payroll-related expenses of approximately $2.4 million as well as lower outside consulting expenses of approximately $1.0 million.

Restructurings (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Restructurings	$—	$(1.3)	$1.3	$(4.9)	$6.2
% of net revenues			0.4%		2.1%

During 2008, we announced restructuring plans in July and October to increase efficiencies across the organization and with the expectation of lowering the overall cost structure by approximately $3.5 million per quarter.  In July 2008, we implemented a restructuring plan to reduce our full time headcount by 67 employees including a phased-consolidation of order acquisition operations from our then corporate headquarters in Santa Clara, California to Juarez, Mexico, which was completed by the end of 2008.  The October restructuring plan included a total reduction of 111 full time headcount in Santa Clara, California by July 2009 when we moved our customer care, accounts receivable, credit and collections, and customer event registration organizations in Santa Clara, California to our existing facilities in Costa Rica.

We incurred approximately $1.3 million during 2009 of cost related to severance and termination benefits, where in 2008, we incurred approximately $6.2 million in restructuring expenses that included $0.7 million related to the acceleration of stock option vesting and $5.5 million related to severance and termination benefits.  There was no restructuring activity during 2010.

Litigation settlement (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Litigation settlement	$4.5	$(65.2)	$69.7	$69.7	$—
% of net revenues	1.2%		22.3%		0.0%

Ormco

In August 16, 2009, we entered into a litigation settlement with Ormco valued at $76.7 million which was comprised of a cash payment of $13.2 million and a stock issuance of approximately 7.6 million shares of common stock.  We recognized the litigation settlement of $69.7 million in our operating expenses.  The remaining $7.0 million was recorded to prepaid expenses, of which $6.2 million was amortized to cost of sales based on case shipments during 2009 and $0.8 million during the first quarter of 2010.

Leiszler

On October 19, 2010, we entered into a memorandum of understanding to resolve a complaint filed by Dr. Leiszler.  As a result, we recorded a total litigation settlement charge of $4.5 million in 2010 for settlement costs.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements for additional information about the settlement accounting.

Insurance settlement (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Insurance settlement	$(8.7)	$(8.7)	$—	$—	$—

In June 2010, we received an $8.7 million insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.

Interest and other income (expense), net (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Interest income	$0.6	$—	$0.6	$(2.5)	$3.1
Interest (expense)	—	0.1	(0.1)	(0.1)	—
Other income (expense), net	(1.3)	(0.9)	(0.4)	1.1	(1.5)

Total interest and other income (expense), net	$(0.7)	$(0.8)	$0.1	$(1.5)	$1.6

Interest and other income (expense), net, include interest income earned on cash balances, interest expense, foreign currency translation gains and losses and other miscellaneous charges.

Interest income and interest expense in 2010 was consistent with 2009.  Other expense, net, increased in 2010 compared to 2009 by $0.9 million reflecting increases in foreign exchange losses during 2010.

Interest income in 2009 decreased by $2.5 million compared to 2008 primarily due to lower returns on our investments.  Interest rates for investments throughout the marketplace were lower due to the low Federal Funds Rate during 2009.  Other expense, net, decreased in 2009 compared to 2008 reflecting increases in foreign exchange gains during 2009.

Provision for (benefit from) income taxes (in millions):

	Years Ended December 31,
	2010	Change	2009	Change	2008
Provision for (benefit from) income taxes	$27.8	$30.4	$(2.6)	$60.4	$(63.0)

We recorded an income tax provision of $27.8 million for 2010 and income tax benefits of $2.6 million and $63.0 million for 2009 and 2008, respectively.  These represented effective tax rates of 27.2%, 7.7%, and (368.4%) in 2010, 2009 and 2008, respectively.  Our income tax provision is based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

We exercised significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.  At December 31, 2008, based on an evaluation of the available positive and negative evidence, we determined that most of our deferred tax assets would be realized with the exception of certain capital loss and foreign net operating loss carryforwards.  In making that determination, we considered the historical and projected pretax operating profit, excluding stock-based compensation, as well as the cyclical nature of our business and the uncertainty as to the impact of new product launches.  Specifically, at December 31, 2008, we considered the following positive evidence:

•	cumulative seven quarters of pretax operating profitability plus permanent items

•	the then-projected pretax book income for 2009 and beyond suggesting that deferred tax assets will be utilized

We also considered the following negative evidence:

•	history of operating losses in 2006 and prior to 2003

•	cyclical nature of the business and price volatility

We believed that the positive evidence is of sufficient quality and quantity to overcome the negative evidence and as a result, we released our tax valuation allowance of $64.6 million in the fourth quarter of 2008.  The remaining valuation allowance of approximately $6.1 million is related to capital loss and foreign net operating loss carryforwards as of December 31, 2010 because we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets.  These net operating loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

The California 2009-2010 budget legislation included the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011.  As a result of our anticipated election of the single sales factor, we are required to re-measure our deferred taxes taking into account the expected California tax rate under the elective single sales factor.  We have determined that by electing a single sales factor apportionment, our deferred tax assets decreased by approximately $1.2 million (net of federal benefit).  Of the $1.2 million tax impact, $0.6 million was recorded as a discrete item in 2009 and the remaining $0.6 million was recorded as a discrete item in 2010.

At December 31, 2010, we had federal net operating loss carryforwards of approximately $134.5 million, which, if not used, will begin to expire in 2020.  These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized.  Furthermore, we have California net operating loss carryforwards of approximately $67.6 million, which, if not used, will begin to expire in 2013.  At December 31, 2010, we had research credit carryforwards of approximately $4.5 million for federal purposes and $3.8 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire in 2017.  The California state credit can be carried forward indefinitely.

Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 718 prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable.  Such unrecognized deferred tax benefits totaled $9.3 million as of December 31, 2010 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.

We have not provided additional U.S.  income taxes on undistributed earnings from non-U.S.  operations as of December 31, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock.  As of December 31, 2010, 2009 and 2008, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash and cash equivalents	$294,664	$166,487	$87,100
Short-term investments	8,615	19,978	23,066
Long-term investments	9,089	—	—

Total	$312,368	$186,465	$110,166

Cash flows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash flow provided by (used in):
Operating activities	$129,529	$74,165	$39,746
Investing activities	(15,920)	(1,556)	(1,055)
Financing activities	14,707	6,837	(40,355)
Effects of exchange rate changes on cash and cash equivalents	(139)	(59)	(355)

Net increase (decrease) in cash and cash equivalents	$128,177	$79,387	$(2,019)

Operating Activities

For the year ended December 31, 2010, cash flows from operations of $129.5 million resulted primarily from our net income of approximately $74.3 million and the following reasons:

Changes in non-cash activities

•

Deferred taxes increased by $17.3 million primarily due to the utilization of our deferred tax assets.  See Note 13 “Income Taxes” in the Notes to our Consolidated Financial Statements for additional information

•

Other non-cash activities including depreciation and amortization, stock-based compensation, provision for doubtful accounts, benefits from tax provision for our share-based payments, and loss on the retirement/disposal of our fixed assets resulted in a net increase of $27.4 million.

Changes in working capital

•	Accounts receivable increased by $12.2 million due to the increase in revenues during 2010, reducing our cash inflow from operating activities.

•

Accrued and other long-term liabilities increased by $19.7 million primarily due to the Leiszler class action settlement and an increase of our income tax payable and other sales and marketing costs, increasing our cash inflow from operations.

•	Deferred revenue increased by $2.2 million primarily due to higher sales with deferred revenue components in 2010, increasing our cash inflow from operations.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable, resulted in a net increase of $0.9 million, increasing our cash inflow from operations.

For the year ended December 31, 2009, cash flows from operations of $74.2 million resulted primarily from the following reasons listed below offset by our net loss of $31.3 million:

Changes in non-cash activities

•

Litigation settlement cost and amortization of prepaid royalties increased by $62.7 million due to our settlement with Ormco.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements for additional information.

•

Other non-cash activities including deferred taxes, depreciation and amortization, stock-based compensation, provision for doubtful accounts, excess tax provision for our share-based payments, and loss on the retirement/disposal of our fixed assets resulted in a net increase of $26.9 million.

Changes in working capital

•

Deferred revenues increased by $15.5 million reflecting increases in revenues specifically related to our Teen product that carried a higher deferred revenue component, increasing our cash inflow from operations.

•

Other working capital comprising of accounts receivable, inventory, prepaid expenses and other assets, accounts payable, and accrued liabilities resulted in a net increase of $0.4 million, increasing our cash inflow from operations.

For the year ended December 31, 2008, cash flows from operations of $39.7 million resulted primarily from our net income of approximately $80.0 million and the following reasons:

Changes in non-cash activities

•

A decrease in deferred taxes as a result of our tax valuation allowance release on most of our deferred tax assets of $64.6 million.  See Note 13 “Income Taxes” in the Notes to our Consolidated Financial Statements for additional information.

•

Other non-cash activities including, depreciation and amortization, stock-based compensation, provision for doubtful accounts, the acceleration of stock-based compensation, loss on impairment of fixed assets, excess tax provision for our share-based payments, and benefit on the retirement/disposal of our fixed assets resulted in a net increase of $32.7 million.

Changes in working capital

•

Working capital comprising of accounts receivable, inventory, prepaid expenses and other assets, accounts payable, accrued liabilities, and deferred revenue resulted in a net decrease of $8.3 million, reducing our cash inflow from operations.

Investing Activities

Net cash used in investing activities was $15.9 million for the year ended December 31, 2010, primarily consisted of approximately $36.4 million for purchases of marketable securities and property and equipment which was partially offset by net maturities of our marketable securities of $20.6 million.  Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in investing activities was $1.6 million for the year ended December 31, 2009, primarily consisted of approximately $7.2 million used for the purchase of property and equipment which were partially offset by $6.0 million of net maturities from marketable securities.

Net cash used in investing activities was $1.1 million for the year ended December 31, 2008, primarily consisted of $14.3 million for the purchase of property and equipment which were partially offset by $12.9 million of net maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $14.7 million for the year ended December 31, 2010 primarily resulting from approximately $11.8 million in proceeds from the issuance of our common stock and approximately $4.0 million from excess tax provision from our share-based arrangements.  These proceeds were partially offset by approximately $1.0 million of taxes paid for our employees’ vesting of restricted stock units.

Net cash provided by financing activities was $6.8 million for the year ended December 31, 2009, which resulted primarily from $8.1 million in proceeds from the issuance of our common stock.  These proceeds were partially offset from the tax benefit excess of shared-based payments and taxes paid on vesting restricted stock units of $1.1 million.

Net cash used in financing activities was $40.4 million for the year ended December 31, 2008 and resulted primarily from our $50.1 million stock repurchase including commissions which were partially offset by $10.5 million in proceeds from the issuance of our common stock, principally from exercises of employee stock options and purchases under the employee stock purchase plan.

Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  However, in 2006, we began granting restricted stock units (“RSUs”) which, unlike stock options, do not generate cash from exercise.  As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2010, 2009, and 2008, we paid $1.1 million, $0.5 million, and $0.5 million of taxes related to RSUs that vested during the period for executive officers, respectively.

Stock Repurchase

On April 29, 2008, we announced that our Board of Directors had approved a stock repurchase program of up to $50 million.  During the year ended December 31, 2008, we repurchased 4.7 million shares of common stock at an average price of $10.76 per share for an aggregate purchase price of $50.1 million including commissions.  As of December 31, 2008, we had completed repurchases under the stock repurchase authorization.  There were no stock repurchases in 2010 or 2009.

Line of Credit

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank.  Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012.  The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank.  This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million.  Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter.  As of December 31, 2010, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Contractual Obligations/Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2010 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating lease obligations	$22,836	$5,596	$7,897	$5,024	$4,319
Funding of litigation settlement escrow account	$7,976	$7,976	$—	$—	$—

On January 26, 2010, we entered into an agreement to lease new corporate headquarters of approximately 129,024 square feet in San Jose, California.  The lease agreement commenced on June 28, 2010 and will continue for an initial term of seven years and two months.  The agreement for our previous corporate headquarters in Santa Clara, California, expired on June 30, 2010.

As part of the proposed terms related to the Leiszler class action settlement, in January 2011 we deposited approximately $8.0 million for certain class members who elect the cash remedy into an escrow account.

Our contractual obligations table above excludes approximately $11.0 million of non-current uncertain tax benefits which are included in other long-term obligations on our balance sheet as of December 31, 2010.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

We expect capital expenditures to increase in 2011 compared to 2010 as we invest in our manufacturing facility in Juarez, Mexico to add incremental capacity.  In addition, in order to meet the increased demands from expected volumes and continued international expansion, we expect to open an additional aligner fabrication site outside of North America by the end of 2011.

We had no off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2010.

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

Invisalign Teen is delivered in a single shipment except for six replacement aligners that are included in the price of the product and may be ordered at any time throughout treatment.  We use vendor specific objective evidence of fair value to allocate revenue to the replacement aligners and recognize the residual revenue upon initial shipment.  Through the second quarter of 2010, we deferred 100 percent of the fair value for the six replacement aligners.  This deferred revenue was subsequently recognized as the replacement aligners were shipped or when the case was completed.  Management evaluated the actual usage of replacement aligners since the launch of Invisalign Teen over two years ago and believes that there is sufficient historical evidence to establish an estimated usage rate.  As a result, in June 2010, we reduced deferred revenue for Invisalign Teen replacement aligners by $14.3 million to reflect the estimated usage for in-process cases and starting in July 2010, we began deferring the fair value of the replacement aligners based on the estimated usage rate.  We believe that this estimated usage is reasonable and appropriate because of the relative stability of the Invisalign Teen replacement utilization since it was first offered.  Although we are not expecting any material changes, we will continue to analyze the usage of replacement aligners and may adjust the estimated usage rate as necessary.

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

Stock-based Compensation Expense

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate.  We estimate the fair value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  See Note 10 “Stockholders’ Equity” in the Notes to our Consolidated Financial Statements for additional information.

Long-lived assets, including finite lived purchased intangible assets

Long-lived assets, including intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite.  Intangible assets are carried at cost less accumulated amortization.  We perform an impairment test whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for its business, significant negative industry or economic trends, or a significant decline in our stock price for a sustained period.  Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses.  In 2008, management decided to no longer invest in an internally developed software tool for business process management resulting in an asset impairment charge of $1.7 million which was recorded in general and administrative expense in the fourth quarter of 2008.  There were no asset impairments during 2010 or 2009.

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

As of December 31, 2010, with the exception of certain capital loss and foreign net operating loss carryforwards, we believed that the amount of deferred tax assets recorded on our balance sheet would ultimately be realized.  However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations.

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities.  Our cash equivalents and investments are fixed-rate short-term and long-term securities.  Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of December 31, 2010, we had approximately $17.7 million invested in available-for-sale marketable securities.  An immediate 10% increase in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2010 and therefore, we are not subject to risks from immediate interest rate decreases.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

	Three Months Ended
	2010				2009
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	(in thousands, except per share data)
	(unaudited)
Net revenues(1)	$92,893	$95,947	$108,196	$90,090	$86,616	$79,269	$76,316	$70,132
Gross profit(2)	71,756	74,933	87,018	69,710	63,806	59,001	57,978	52,707
Profit (loss) from operations(3)	14,770	21,923	45,344	20,697	14,645	(60,194)	6,253	5,284
Net profit (loss)(3)	$9,905	$16,815	$32,603	$14,930	$11,492	$(49,942)	$4,545	$2,636
Net profit per share:
Basic	$0.13	$0.22	$0.43	$0.20	$0.15	$(0.72)	$0.07	$0.04
Diluted	$0.13	$0.22	$0.42	$0.19	$0.15	$(0.72)	$0.07	$0.04
Shares used in computing net profit per share:
Basic	76,333	76,081	75,703	75,166	74,482	69,528	66,285	65,983
Diluted	78,724	78,109	77,607	77,597	76,831	69,528	67,373	66,447

(1)	Net revenues for June 2010 included a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(2)	Gross profit for March 2010, December 2009, and September 2009 included amortization of prepaid royalties of $0.8 million, $4.3 million, and $1.9 million, respectively, related to the litigation settlement with Ormco. In addition, June 2010 gross profit also included the $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(3)	Profit (loss) from operations and net profit (loss) included:

•

$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners for June 2010.  See Note 1” Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements.

•

$0.8 million, $4.3 million, and $1.9 million of amortization of prepaid royalties related to the litigation settlement with Ormco for March 2010, December 2009 and September 2009, respectively.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•

$1.2 million and $3.3 million related to the class action litigation settlement with Leiszler for December 2010 and September 2010, respectively.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•	Litigation settlement charge of $69.7 million related to Ormco in September 2009. See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•	Restructuring charges of $0.4 million and $0.9 million in June 2009 and March 2009, respectively. See Note 18 “Restructurings” in the Notes to our Consolidated Financial Statements

•

$8.7 million related to an insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation in June 2010.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen and Vivera, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Align is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Align;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Align are being made only in accordance with authorizations of management and directors of Align; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Align’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment and those criteria, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

/S/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

February 24, 2011

/S/ KENNETH B. AROLA
Kenneth B. Arola
Vice President, Finance and Chief Financial Officer

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Align Technology, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 24, 2011

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenues:
Invisalign (1)	$366,955	$295,215	$285,798
Non-case	20,171	17,118	18,178

Total net revenues	387,126	312,333	303,976

Cost of revenues:
Invisalign	74,418	71,530	69,536
Non-case	9,291	7,311	9,314

Total cost of revenues	83,709	78,841	78,850

Gross profit	303,417	233,492	225,126

Operating expenses:
Sales and marketing	114,013	112,542	115,062
General and administrative	64,790	61,718	62,154
Research and development	25,997	22,252	26,165
Litigation settlement costs	4,549	69,673	—
Insurance settlement	(8,666)	—	—
Restructurings	—	1,319	6,231

Total operating expenses	200,683	267,504	209,612

Profit (loss) from operations	102,734	(34,012)	15,514
Interest income	555	579	3,052
Interest expense	(19)	(85)	(24)
Other expense	(1,267)	(375)	(1,466)

Net profit (loss) before provision for income taxes	102,003	(33,893)	17,076
Provision for (benefit from) income taxes	27,750	(2,624)	(62,911)

Net profit (loss)	$74,253	$(31,269)	$79,987

Net profit (loss) per share:
Basic	$0.98	$(0.45)	$1.20

Diluted	$0.95	$(0.45)	$1.18

Shares used in computing net profit (loss) per share:
Basic	75,825	69,094	66,812

Diluted	78,080	69,094	68,064

(1)	Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$294,664	$166,487
Marketable securities, short-term	8,615	19,978
Accounts receivable, net of allowance for doubtful accounts of $735 and $1,033, respectively	65,430	54,537
Inventories	2,544	2,046
Prepaid expenses and other current assets	17,358	18,251

Total current assets	388,611	261,299

Marketable securities, long-term	9,089	—
Property and equipment, net	30,684	24,971
Goodwill	478	478
Intangible assets, net	2,188	4,988
Deferred tax asset	42,439	61,535
Other assets	3,454	1,969

Total assets	$476,943	$355,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,768	$6,122
Accrued liabilities	51,358	42,822
Deferred revenues	33,848	32,299

Total current liabilities	92,974	81,243

Other long-term liabilities	6,222	961

Total liabilities	99,196	82,204

Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 76,390 and 74,568 issued and outstanding, respectively)	8	7
Additional paid-in capital	555,851	525,073
Accumulated other comprehensive income, net	134	455
Accumulated deficit	(178,246)	(252,499)

Total stockholders’ equity	377,747	273,036

Total liabilities and stockholders’ equity	$476,943	$355,240

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2007	68,642	$7	$450,140	$657	$(289,650)	$161,154
Net profit					79,987	79,987
Net change in unrealized gain from available-for sale securities	—	—	—	33	—	33
Net change in cumulative translation adjustment	—	—	—	(421)	—	(421)

Comprehensive net income						79,599

Issuance of common stock relating to employee equity compensation plans	1,651	—	10,506	—	—	10,506
Tax withholdings related to net share settlements of restricted stock units		—	(460)	—	—	(460)
Common stock repurchased	(4,660)		(38,571)		(11,567)	(50,138)
Excess tax benefit from share based payment arrangements	—	—	144	—	—	144
Stock based compensation	—	—	17,057	—	—	17,057
Acceleration of stock based compensation	—	—	678	—	—	678

Balances at December 31, 2008	65,633	7	439,494	269	(221,230)	218,540
Net loss	—	—	—	—	(31,269)	(31,269)
Net change in unrealized gain from available-for sale securities	—	—	—	18	—	18
Net change in cumulative translation adjustment	—	—		168	—	168

Comprehensive net loss						(31,083)

Issuance of common stock relating to employee equity compensation plans	1,349	—	8,097	—	—	8,097
Tax withholdings related to net share settlements of restricted stock units	—	—	(487)	—	—	(487)
Shares issued for litigation settlement	7,586	—	63,518	—	—	63,518
Excess tax provision from share based payment arrangements	—	—	(637)	—	—	(637)
Stock based compensation	—	—	15,088	—	—	15,088

Balances at December 31, 2009	74,568	7	525,073	455	(252,499)	273,036
Net income	—	—	—	—	74,253	74,253
Net change in unrealized loss from available-for sale securities	—	—	—	(19)	—	(19)
Net change in cumulative translation adjustment	—	—	—	(302)	—	(302)

Comprehensive net income						73,932

Issuance of common stock relating to employee equity compensation plans	1,822	1	11,821	—	—	11,822
Tax withholdings related to net share settlements of restricted stock units		—	(1,080)	—	—	(1,080)
Excess tax benefit from share based payment arrangements	—	—	3,965	—	—	3,965
Stock based compensation	—	—	16,072	—	—	16,072

Balances at December 31, 2010	76,390	$8	$555,851	$134	$(178,246)	$377,747

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$74,253	$(31,269)	$79,987
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Deferred taxes	17,307	(2,612)	(64,608)
Depreciation and amortization	11,386	10,204	9,964
Stock-based compensation	16,072	15,088	17,057
Acceleration of stock-based compensation	—	—	678
Amortization of intangibles	2,800	2,800	2,827
Litigation settlement costs paid in stock	—	56,523	—
Amortization of prepaid royalties	827	6,165	—
Provision for doubtful accounts	195	708	71
Loss on retirement and disposal of fixed assets	61	37	513
Loss on impairment of fixed assets	—	—	1,712
Excess tax provision for (benefit from) share-based payment arrangements	(3,965)	637	(144)
Changes in assets and liabilities:
Accounts receivable	(12,184)	(2,586)	(7,951)
Inventories	(508)	(85)	943
Prepaid expenses and other assets	(1,212)	306	276
Accounts payable	2,612	(614)	(2,651)
Accrued and other long-term liabilities	19,705	3,336	(3,487)
Deferred revenues	2,180	15,527	4,559

Net cash provided by operating activities	129,529	74,165	39,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,031)	(7,192)	(14,334)
Proceeds from sale of property and equipment	—	—	189
Restricted cash	—	—	21
Purchase of marketable securities	(18,334)	(42,923)	(75,050)
Maturities of marketable securities	20,590	48,893	87,926
Other assets	(145)	(334)	193

Net cash used in investing activities	(15,920)	(1,556)	(1,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,822	8,097	10,506
Payments on short-term obligations	—	(136)	(407)
Repurchases of common stock	—	—	(50,138)
Excess tax provision for (benefit from) share-based payment arrangements	3,965	(637)	144
Employees’ taxes paid upon the vesting of restricted stock units	(1,080)	(487)	(460)

Net cash provided by (used in) financing activities	14,707	6,837	(40,355)

Effect of foreign exchange rate changes on cash and cash equivalents	(139)	(59)	(355)
Net increase (decrease) in cash and cash equivalents	128,177	79,387	(2,019)
Cash and cash equivalents, beginning of year	166,487	87,100	89,119

Cash and cash equivalents, end of year	$294,664	$166,487	$87,100

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Description

Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 and designs, manufactures and markets the Invisalign system, a proprietary method for treating malocclusion, or the misalignment of teeth.  Invisalign corrects malocclusion using a series of clear, nearly invisible, removable appliances that gently move teeth to a desired final position.

Basis of presentation and preparation

The consolidated financial statements include the accounts of the Align and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.  Amounts within revenues and cost of revenues in prior period amounts have been reclassified to conform with the current period presentation.  These reclassifications had no impact on previously reported gross profit or financial position.

In connection with the preparation of the consolidated financial statements, we evaluated events subsequent to the balance sheet date through the financial statement issuance date and determined that all material transactions have been recorded and disclosed properly.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Fair value of financial instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate the fair value.

Cash equivalents and marketable securities

Cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less.  We invest primarily in money market funds, commercial paper, foreign and domestic corporate bonds, and United States government securities, accordingly, these investments are subject to minimal credit and market risks.

Marketable securities are classified as available-for-sale and are carried at fair value.  Marketable securities classified as current assets have maturities of less than one year.  Unrealized gains or losses on such securities are included in accumulated other comprehensive income (loss) in stockholders’ equity.  Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method.  Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income (expense) as incurred.  We periodically evaluate these investments for other-than-temporary impairment.

We measure our cash equivalents and marketable securities at fair value.  Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

We analyze the functional currency for each of our international subsidiaries on an annual basis, or more often if necessary, to determine if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Adjustments from translating certain European subsidiaries’ financial statements from the local currency to the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheets.  This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period.  As of December 31, 2010 and 2009, we had $0.1 million and $0.5 million, respectively, in accumulated other comprehensive income, net related to the translation of our foreign subsidiaries’ financial statements.  See Note 15 “Comprehensive Income (Loss)” in the Notes to our Consolidated Financial Statements for additional disclosures.

Our other international entities operate in a U.S. dollar functional currency environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S.  dollar at current exchange rates except for non-monetary assets and liabilities which are remeasured at historical exchange rates.  Revenues and expenses are generally remeasured at an average exchange rate in effect during each period.  Gains or losses from foreign currency remeasurement are included in other income (expense).  For the years ended December 31, 2010, 2009, and 2008, we incurred a foreign currency loss of $0.6 million, a gain of $0.3 million, and a loss of $0.7 million, respectively, which were included in other income (expense).

Certain risks and uncertainties

Our operating results depend to a significant extent on our ability to market and develop our products.  The life cycles of our products are difficult to estimate due in part to the effect of future product enhancements and competition.  Our inability to successfully develop and market our products as a result of competition or other factors would have a material adverse effect on our business, financial condition and results of operations.

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable.  We invest excess cash primarily in money market funds of major financial institutions, commercial paper, foreign and domestic corporate bonds, and certificate of deposits.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S.  financial sector.  We provide credit to customers in the normal course of business.  Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed.  We maintain reserves for potential credit losses and such losses have been within management’s expectations.  No individual customer accounted for 10% or more of our accounts receivable at December 31, 2010 and 2009, or net revenues in 2010, 2009, and 2008.

In the United States of America, the Food and Drug Administration (“FDA”) regulates the design, manufacture, distribution, preclinical and clinical study, clearance and approval of medical devices.  Products developed by us may require approvals or clearances from the FDA or other international regulatory agencies prior to commercialized sales.  There can be no assurance that our products will receive any of the required approvals or clearances.  If we were denied approval or clearance or such approval was delayed, it may have a material adverse impact on us.

We have manufacturing operations located outside the United States of America.  We currently rely on our manufacturing facilities in Costa Rica to prepare digital treatment plans using a sophisticated, internally

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

developed computer-modeling program.  In addition, we manufacture our clear aligners at our facility in Juarez, Mexico.  Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations, including difficulties in hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability, particularly as a result of increased levels of violence in Juarez, Mexico; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences.  If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.

We purchase certain inventory from sole suppliers.  Additionally, we rely on a limited number of hardware manufacturers.  The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Inventories

Inventories are valued at the lower of cost or market, with costs computed on a first-in, first-out basis.

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

Other intangible assets primarily consist of intangible assets purchased as part of the OrthoClear Agreement.  These assets are amortized using the straight-line method over their estimated useful lives of five years, reflecting the period in which the economic benefits of the assets are expected to be realized.

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  An asset is considered impaired if its carrying amount exceeds the future net cash flows the asset is expected to generate.  If an asset is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset exceeds its fair market value which is estimated based on projected discounted future net cash flows.  In 2008, management decided to no longer invest in an internally developed software tool for business process management resulting in an asset impairment charge of $1.7 million which was recorded in general and administrative expense in the fourth quarter of 2008.  There were no asset impairments during 2010 or 2009.

Development costs for internal use software

Costs relating to internal use software are accounted for in accordance with the provisions of accounting for the costs of computer software developed or obtained for internal use.  As of December 31, 2010 and 2009, capitalized internal use software at cost was $7.1 million and $7.0 million, respectively.  The associated accumulated amortization was $6.1 million and $5.3 million as of December 31, 2010 and 2009, respectively.  Capitalized software costs are amortized over the estimated useful lives of three years.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations.  Goodwill is reviewed annually in the fourth quarter and whenever events or circumstances occur which indicate that goodwill might be impaired.  We completed our annual evaluation of goodwill during the fourth quarter of 2010 and determined that there was no impairment.

Product Warranty

We warrant our products against material defects until the Invisalign cases are completed.  We accrue for product warranty in cost of revenues upon shipment of products.  Product warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs.  Actual warranty costs could differ materially from the estimated amounts.  We regularly review the accrued balances and update these balances based on historical warranty cost trends.  Actual warranty costs incurred have not materially differed from those accrued.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially differed from the estimated allowance.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Revenues are recognized from product sales, net of discounts and rebates.  Service revenues related to the training of dental professionals and staff on the Invisalign treatment process is recorded when the services are completed.

We enter into arrangements that involve multiple future product deliverables.  Included in the price of Invisalign Full, Invisalign Teen and Invisalign Assist, we offer case refinement, which is a finishing tool used to adjust a patient’s teeth to the desired final position.  Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment.  We use vendor specific objective evidence of fair value to allocate revenue to the case refinement deliverable and recognize the residual revenue upon shipment.  We defer the fair value of case refinement upon shipment based on a breakage factor, which is determined by sufficient historical experience of case refinement usage.  Actual usage rates could differ from the historical breakage factor requiring future adjustments to revenue.

Revenues are deferred for certain products that include staged delivery.  Depending on the product, revenues are recognized based on usage, case completion, ratably over a subscription period or upon shipment of the final staged shipment.  Invisalign Teen is delivered in a single shipment except for six replacement aligners that are included in the price of the product and may be ordered at any time throughout treatment.  We use vendor specific objective evidence of fair value to allocate revenue to the replacement aligners and recognize the residual revenue upon initial shipment.  Through the second quarter of 2010, we deferred 100 percent of the fair value for the six replacement aligners.  This deferred revenue was subsequently recognized as the replacement aligners were shipped or when the case was completed.  Management evaluated the actual usage of replacement aligners since the launch of Invisalign Teen over two years ago and believes that there is sufficient historical evidence to establish an estimated usage rate.  As a result, in June 2010, we reduced deferred revenue for

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Invisalign Teen replacement aligners by $14.3 million to reflect the estimated usage for in-process cases and starting in July 2010, we began deferring the fair value of the replacement aligners based on the estimated usage rate.  We believe that this estimated usage is reasonable and appropriate because of the relative stability of the Invisalign Teen replacement utilization since it was first offered.  Although we are not expecting any material changes, we will continue to analyze the usage of replacement aligners and may adjust the estimated usage rate as necessary.

The Vivera retainer includes four shipments per year, and revenue is deferred upon the first shipment and recognized as each shipment occurs.  For Invisalign Assist, when the progress tracking feature is selected, aligners are shipped to the dental professional after every nine stages.  For these cases, revenue is deferred upon the first staged shipment and is recognized upon shipment of the final staged shipment.

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

Advertising costs

The cost of advertising and media is expensed as incurred.  For the years ended December 31, 2010, 2009 and 2008 advertising costs totaled $20.2 million, $18.1 million, and $18.3 million, respectively.

Income taxes

We estimate income taxes based on the various jurisdictions where business is conducted.  Significant judgment is required in determining the income tax provision.  Deferred tax assets and liabilities are recognized for differing treatments of certain items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our deferred tax assets will be realized.  To the extent we believe that realization is not likely, we will establish a valuation allowance.

We account for the impact of an uncertain income tax position on the income tax return by recognizing the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority under the guidance of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10.  Uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Stock-based compensation

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate.  We estimate the fair

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  See Note 10 “Stockholders’ Equity” in the Notes to our Consolidated Financial Statements for additional information.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.  Comprehensive income (loss), including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported net of their related tax effect.

Recent Accounting Pronouncements

In September 2009, FASB amended ASC 605 as summarized in Accounting Standards Update (ASU) 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements.” Guidance in ASC 605-25 on revenue arrangements with multiple deliverables has been amended to require an entity to allocate revenue to deliverables in an arrangement using its best estimate of selling prices if the vendor does not have vendor-specific objective evidence or third-party evidence of selling prices, and to eliminate the use of the residual method and require the entity to allocate revenue using the relative selling price method.  The new guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables.  The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Adoption may either be on a prospective basis for new revenue arrangements entered into after adoption of the update, or by retrospective application.  We adopted this guidance on a prospective basis effective January 1, 2011, and do not expect the adoption to have a material impact to our 2011 consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.” This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The adoption of this guidance did not have a material impact to our consolidated financial statements.

In February 2010, FASB issued ASU 2010-09, “Subsequent Events (ASC 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  We adopted this guidance in the first quarter of 2010.

In December 2010, FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The adoption of this guidance did not have a material impact to our consolidated financial statements.

In December 2010, FASB issued ASU 2010-29, “Business Combinations (ASC 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance clarifies that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption.  Early adoption is permitted.  The adoption of this guidance did not have a material impact to our consolidated financial statements.

Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on our present or future consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

We had the following investments as of December 31, 2010 (in thousands):

Short-term

December 31, 2010	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and certificate of deposit	$3,012	$—	$(1)	$3,011
Foreign bonds	705	—	—	705
Commercial paper	1,900	—	—	1,900
Discount notes	2,998	1	—	2,999

Total	$8,615	$1	$(1)	$8,615

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term

December 31, 2010	Amortized Costs	Gross Unrealized Losses	Fair Value
Corporate bonds	$5,748	$(11)	$5,737
Foreign bonds	1,307	(1)	1,306
Agency bonds	2,047	(1)	2,046

Total	$9,102	$(13)	$9,089

We had the following investments as of December 31, 2009 (in thousands):

Short-term

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Fair Value
U.S. government notes and bonds	$18,972	$6	$18,978
Corporate bonds	1,000	—	1,000

Total	$19,972	$6	$19,978

As of December 31, 2010 and 2009, all short-term investments have maturity dates of less than one year.  For the years ended December 31, 2010 and 2009, realized losses were immaterial.

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

Our Level 1 assets consist of money market funds.  We did not hold any Level 1 liabilities as of December 31, 2010.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of corporate bonds, certificates of deposits, discount notes, foreign bonds, agency bonds, and commercial paper.  We did not hold any Level 2 liabilities as of December 31, 2010.

Level 3—Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.  Level 3 assets and

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We did not hold any Level 3 assets or liabilities as of December 31, 2010.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$164,722	$164,722	$—

Short-term investments:
Corporate bonds and certificate of deposit	3,011		3,011
Foreign bonds	705		705
Discount notes	2,999		2,999
Commercial paper	1,900		1,900

Long-term investments:
Corporate bonds	5,737		5,737
Foreign bonds	1,306		1,306
Agency bonds	2,046		2,046

	$182,426	$164,722	$17,704

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$1,272	$1,079
Work in process	1,030	746
Finished goods	242	221

	$2,544	$2,046

Work in process includes costs to produce the Invisalign product.  Finished goods primarily represent ancillary products that support the Invisalign system.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment consist of the following (in thousands):

	Useful Life (in years)	December 31,
		2010	2009
Clinical and manufacturing equipment	5	$48,373	$46,620
Computer hardware	3	16,246	13,895
Computer software	3	12,776	12,511
Furniture and fixtures	5	4,873	5,468
Leasehold improvements	Term of the lease	3,406	10,046
Construction in progress		12,784	6,437

		98,458	94,977
Less: Accumulated depreciation and amortization	N/A	(67,774)	(70,006)

		$30,684	$24,971

As of December 31, 2010, construction in progress consisted primarily of costs for capital equipment and internal use software expected to be placed in service in the next year.  Depreciation and amortization was $11.4 million, $10.2 million, and $10.0 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued payroll and benefits	$26,551	$25,847
Accrued litigation settlement	4,549	—
Accrued income taxes	1,936	2,920
Accrued sales rebate	3,826	2,610
Accrued sales tax and value added tax	2,940	2,392
Accrued warranty	2,607	2,376
Accrued sales and marketing expenses	2,955	1,954
Other	5,994	4,723

	$51,358	$42,822

Warranty

Warranty accrual as of December 31, 2010 and 2009 consists of the following activity (in thousands):

Warranty accrual, December 31, 2008	$2,031
Charged to cost of revenues	2,926
Actual warranty expenditures	(2,581)

Warranty accrual, December 31, 2009	2,376

Charged to cost of revenues	2,793
Actual warranty expenditures	(2,562)

Warranty accrual, December 31, 2010	$2,607

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Impairment of Long-Lived Assets

We evaluate the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable.  Our management decided to cease further investment in an internally developed software tool for business process management resulting in an asset impairment charge of $1.7 million which was recorded in general and administrative expense in the fourth quarter of 2008.  The impairment indicators which management considered included the fact that this internally developed software tool was not completed and management concluded that no market participant would be willing to purchase an unfinished customized application, therefore the fair value was determined to be zero, and the capitalized amount of the software tool was written off.  There were no impairment charges in 2010 and 2009.

Note 5. Intangible Assets

The intangible assets represent non-compete agreements received in conjunction with the October 2006 OrthoClear Agreement at gross value of $14.0 million.  These assets are amortized on a straight-line basis over the expected useful life of five years.  As of December 31, 2010 and December 31, 2009, the net carrying value of these non-compete agreements was $2.2 million (net of $11.8 million of accumulated amortization) and $5.0 million (net of $9.0 million of accumulated amortization), respectively.

For each of the three years ended December 31, 2010, 2009 and 2008, total amortization expense for intangible assets was $2.8 million.  The total estimated annual future amortization expense for 2011 is $2.2 million.

Note 6. Litigation Settlements

Ormco

On August 16, 2009, we entered into three agreements with Ormco Corporation (“Ormco”), an affiliate of Danaher Corporation (“Danaher”): a Settlement Agreement, a Stock Purchase Agreement, and a Joint Development, Marketing and Sales agreement (“Collaboration Agreement”).  The Settlement Agreement ended all pending litigations between the parties, and we agreed to (1) make a cash payment of $13.2 million upon the execution of the agreement and (2) issue a total of 7.6 million non-assessable shares of common stock pursuant to the Stock Purchase Agreement.  The settlement value was allocated between past infringement and future use of the patent based on total case shipments during the period of infringement.  We attributed $69.7 million to past infringement claims, based on case shipments from September 9, 2003 through August 16, 2009.  This was recorded as litigation settlement costs and included in our operating expenses.  Additional royalty costs based on case shipments between August 17, 2009 through January 19, 2010 totaling $7.0 million were recorded as prepaid royalties as of the settlement date.  We amortized $6.2 million of the prepaid royalties to cost of sales for the year ended December 31, 2009 and the remaining $0.8 million was amortized during first quarter of 2010.

OrthoClear Insurance Settlement

In June 2010, we received an $8.7 million insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.  This insurance settlement was included in our 2010 operating expenses.

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleges that we implemented unfair and fraudulent

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements.  In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements.  Dr. Leiszler sued on behalf of himself and all others similarly situated.  The complaint seeks a refund of the price paid to us for Invisalign training.  On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement which must be approved by the Court.  On December 23, 2010, the Court granted preliminary approval of the proposed settlement.  The Court has scheduled a hearing in April 2011 to determine whether to grant final approval of the proposed settlement.  Under terms of the proposed settlement, class members can be reinstated to prescribe Invisalign treatment under certain circumstances (the “Reinstatement Benefit”).  Certain class members will have the option to elect a cash remedy instead of the Reinstatement Benefit.  Pursuant to the proposed settlement, in January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elect the cash remedy, as well as legal fees and other costs.  We recorded a total litigation settlement charge of $4.5 million during 2010 for our estimated liability related to this settlement.  We will continue to assess and evaluate the matter with our legal counsel and update the estimated settlement charge as appropriate as new information becomes available.

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

On June 29, 2010, Weber requested that the Court enter final judgment as to Align pursuant to Federal Rule of Civil Procedure 54(b) in order to certify Align’s dismissal for immediate appeal.  We filed an opposition to Weber’s request on July 19, 2010, on the grounds that Weber failed to show that exceptional circumstances warranted the entry of a final judgment where fewer than all claims or parties had been dismissed.  On August 20, 2010, the Court denied Weber’s motion.  On October 29, 2010, the Court dismissed the action against OrthoClear and OrthoClear Holdings Inc. with prejudice at the request of the remaining parties pursuant to a settlement.  The Stipulation and Order of Dismissal with Prejudice entered by the Court provides that the settlement and dismissal does not affect any rights Weber may have to appeal dismissal of the action as against us.  We believe there is no evidence to indicate that a reasonable possibility exists that a loss had been incurred as of December 31, 2010.

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007.  The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the class period, we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts.  On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiff.  The lead plaintiff filed an amended complaint on January 29, 2010.  The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force.  On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint.  The motion was heard by the Court on July 9, 2010, and the Court has not yet released a ruling on the motion.  We believe the lawsuit to be without merit and intend to vigorously defend ourselves.  We believe there is not sufficient evidence to conclude that a reasonable possibility exists that a loss had been incurred as of December 31, 2010.

Note 8. Credit Facilities

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank.  Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012.  The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank.  This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million.  Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter.  As of December 31, 2010, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 9. Commitments and Contingencies

Operating leases

We rent our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements.  Facility leases expire at various dates through 2015 and thereafter and provides for pre-negotiated fixed rental rates during the terms of the lease.

We have a facility in San Jose, Costa Rica.  The facility comprises approximately 63,000 square feet of manufacturing and office space.  The monthly rent in 2010 for the Costa Rica facility is approximately $84,000.  We renewed the lease in March 2008 for an additional five year term, which commenced in October 2008 and expires in September 2013.

We also have a facility in Juarez, Mexico used to manufacture clear aligners.  This facility comprises of approximately 68,000 square feet of manufacturing and office space with a monthly rent in 2010 of approximately $32,000.  We assumed the lease from International Manufacturing Solutions in December 2008 and will expire in July 2013.

Our European headquarters are located in Amsterdam, The Netherlands.  On August 3, 2007, the original lease agreement was amended to expand our Amsterdam facility to approximately 16,000 square feet of office space.  This lease will expire in June 2012, with an option to renew for an additional five year term.  We may also terminate this lease in June 2012 for a fee of approximately $125,000.  The monthly rent in 2010 for the Amsterdam facility is approximately $45,000.

On January 26, 2010, we entered into an agreement to lease new corporate headquarters of approximately 129,024 square feet in San Jose, California.  The lease agreement commenced on June 28, 2010 and will continue for an initial term of seven years and two months.  The monthly rent in 2010 for our San Jose, California corporate headquarters is approximately $130,000.  The agreement for our previous corporate headquarters in Santa Clara, California, expired on June 30, 2010.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize rent expense on a straight-line basis over the lease period, and accrued for rent expense incurred but not paid.  Total rent expense was $4.7 million, $3.8 million, and $3.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum future lease payments for non-cancelable leases as of December 31, 2010, are as follows (in thousands):

Fiscal Year	Operating leases
2011	$5,596
2012	4,405
2013	3,492
2014	2,491
2015	2,533
Thereafter	4,319

Total minimum lease payments	$22,836

Note 10. Stockholders’ Equity

Preferred Stock Rights Agreement

The Preferred Stock Rights Agreement (the “Rights Agreement”) is intended to protect stockholders from unfair or coercive takeover practices.  In accordance with the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record on November 22, 2005.  Each Right entitles stockholders to buy one one-thousandth of a share of our Series A Participating Preferred Stock, par value $0.0001 per share, at an exercise price of $37.00, subject to adjustment.  Rights will become exercisable upon the occurrence of certain events, including a person or group acquiring or the announcing the intention to acquire beneficial ownership of 15% or more of the then outstanding common stock without the approval of the Board of Directors.  Each holder of a Right will have the right to receive, upon exercise, shares of common stock having a value equal to two times the purchase price.  The Rights will expire on November 22, 2015 or upon the exercise of the Rights, whichever occurs earlier.

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors.  We have never declared or paid dividends on our common stock.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period.  Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the years ended December 31, 2010, 2009, 2008 is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Cost of revenues	$1,629	$1,502	$1,753
Sales and marketing	4,430	4,308	5,289
General and administrative	7,931	7,641	8,011
Research and development	2,082	1,637	2,004

Total stock-based compensation	$16,072	$15,088	$17,057

Stock-based Compensation Plans

Our 2005 Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares to employees, non-employee directors, and consultants.  Options are granted for terms not to exceed ten years and generally vest over 4 years with 25% vesting one year from the date of grant and 1/48th each month thereafter.  Any shares granted as an award of restricted stock, restricted stock unit, performance share or performance unit are counted against the authorized share reserve as two (2) shares for every one (1) share subject to the award, and any shares cancelled will be returned at the same ratio.  In addition, an aggregate of 5,000,000 shares that would have been returned to our expired 2001 Stock Incentive Plan as a result options cancelled or shares repurchased, can be added to the shares available under the 2005 Incentive Plan.  This plan expired on December 31, 2010.

On May 20, 2010 our stockholders voted to amend the 2005 Incentive Plan.  The amended plan extended the plan expiration date to December 31, 2020, increased the number of shares reserved for issuance by 3,300,000 shares, and reduced the maximum option term to seven years.  The amended 2005 Incentive Plan also changed the share reserve ratio such that shares subject to an award of restricted stock, restricted stock units, performance shares or performance units will now be counted against the authorized share reserve as one and one-half (1 1/2) shares for every one (1) share subject to the award, and any shares cancelled will be returned at the same ratio.

As of December 31, 2010, we have a total of 4,110,981 shares reserved and available for issuance which includes 2,375,766 shares that have been transferred from the 2001 Stock Incentive Plan.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Activity for the years ended December 31, 2010, 2009 and 2008 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at of December 31, 2007	7,133	$10.99
Granted	2,182	12.78
Exercised	(912)	6.50
Cancelled or expired	(1,094)	14.02

Outstanding at December 31, 2008	7,309	11.63
Granted	1,134	8.62
Exercised	(586)	7.05
Cancelled or expired	(369)	12.45

Outstanding at of December 31, 2009	7,488	11.49
Granted	1,501	17.65
Exercised	(913)	7.87
Cancelled or expired	(261)	14.63

Outstanding at of December 31, 2010	7,815	$12.99	5.71	$51,645

Vested and expected to vest at December 31, 2010	7,604	$12.93	5.68	$50,719

Exercisable at December 31, 2010	5,151	$12.08	5.12	$38,877

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last day of each fiscal year.  This amount will fluctuate based on the fair market value of our stock.  The total intrinsic value of stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $9.2 million, $3.2 million, and $5.2 million, respectively.  We issue new shares upon the exercise of options.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Stock options:
Expected term (in years)	4.4	4.4	4.4
Expected volatility	63.3%	62.0%	60.0%
Risk-free interest rate	1.9%	1.6%	2.8%
Expected dividend	—	—	—
Weighted average fair value at grant date	$9.08	$4.32	$6.40

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding.  We used a mid-point model to determine the expected term of stock options based on our

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical exercise, post-vesting cancellation experience, and the remaining contractual term of our outstanding options.

We use our own historical volatility.

The risk-free interest rate is based on the implied yield on a U.S.  Treasury zero-coupon issue with a remaining term equal to the expected term of the option.

We have not paid any cash dividends since inception and do not anticipate paying cash dividends in the foreseeable future, therefore we used an expected dividend of zero.

As of December 31, 2010, there was $13.8 million of total unamortized compensation costs related to stock options and these costs are expected to be recognized over a weighted average period of 2.3 years.  For the year ended December 31, 2010, the total recognized tax effect from exercised options was $0.9 million.

The options outstanding and exercisable by exercise price at December 31, 2010 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
$ 2.18 - $ 7.81	2,088,638	5.20	$7.11	1,664,197	$6.94
7.84 - 13.00	2,464,744	6.31	11.26	1,783,261	10.78
13.04 - 17.94	2,324,711	6.19	17.54	873,361	17.58
17.97 - 27.06	936,878	4.08	19.35	830,376	19.36

$ 2.18 - $27.06	7,814,971	5.71	$12.99	5,151,195	$12.08

Restricted Stock Units

The fair value of restricted stock units is based on our closing stock price on the date of grant.  A summary of the nonvested shares for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Average Grant Date Fair Value Price per Share	Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2007	651	$15.78
Granted	685	12.78
Vested and released	(258)	15.55
Forfeited	(206)	15.00

Nonvested as of December 31, 2008	872	13.68
Granted	326	8.56
Vested and released	(257)	13.39
Forfeited	(65)	12.44

Nonvested as of December 31, 2009	876	11.95
Granted	427	17.59
Vested and released	(327)	12.72
Forfeited	(71)	13.80

Nonvested as of December 31, 2010	905	$14.19	1.16	$17,702

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2010 by the number of non-vested RSUs) that would have been received by the unit holders had all RSUs been vested and released on the last day of each fiscal year.  This amount will fluctuate based on the fair market value of our stock.  During 2010, of the 327,020 shares vested and released, approximately 60,793 vested shares were withheld for executive RSU tax payments, resulting in a net issuance of 266,227 shares.

The total intrinsic value of RSUs vested and released during 2010, 2009 and 2008 was $5.8 million, $2.9 million and $2.9 million, respectively.  As of December 31, 2010, there was $7.6 million of total unamortized compensation costs related to RSUs, and these costs are expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period.  Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower.  During the year ended December 31, 2010, we issued 643,129 shares under the 2001 Purchase Plan.  As of December 31, 2010, we reserved 14,933,456 shares of common stock for future issuance and 10,981,603 shares remain available for future issuance.  These reserved shares will be cancelled upon the expiration of the final purchase period under the 2001 Purchase Plan.

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) to replace the 2001 Purchase Plan which expired on January 31, 2011.  The terms and features of the 2010 Purchase Plan are substantially the same as the 2001 Purchase Plan and will continue until terminated by either the Board or its administrator.  The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2010	2009	2008
Employee Stock Purchase Plan:
Expected term (in years)	1.3	1.3	1.2
Expected volatility	55.8%	74.6%	67.2%
Risk-free interest rate	0.4%	0.6%	2.2%
Expected dividend	—	—	—
Weighted average fair value at grant date	$7.22	$3.78	$4.89

As of December 31, 2010, there was $0.3 million of total unamortized compensation costs related to employee stock purchases.  These costs are expected to be recognized over a weighted average period of 0.6 years.

Note 11.  Common Stock Repurchase Program

In April 2008, our Board of Directors approved a common stock repurchase program authorizing management to repurchase up to $50 million of our outstanding common stock.  During 2008, we purchased approximately 4.7 million shares of common stock at an average price of $10.76 per share for an aggregate

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price of $50.1 million including commissions and completed the stock repurchase program.  The common stock repurchases reduced additional paid-in capital by $38.6 million and increased accumulated deficit by $11.6 million.  All repurchased shares were retired, and there were no stock repurchases during 2010 and 2009.

Note 12.  Employee Benefit Plan

In January 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code.  This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.  In 2009, our Board of Directors authorized us to match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010.  We contributed approximately $1.6 million to the 401(k) plan in 2010.

Note 13. Income Taxes

Deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss and capital loss carryforwards	$27,486	$47,607
Credit carryforwards	7,080	7,583
Reserves & accruals	9,247	8,947
Depreciation and amortization	5,103	6,196
Stock-based compensation	7,919	5,606
Other	929	785

	57,764	76,724

Deferred tax liabilities:
Prepaid expenses	913	1,739
Translation gains	(5)	239
Other	864	1,344

	1,772	3,322

Net deferred tax assets before valuation allowance	55,992	73,402
Valuation allowance	(6,079)	(6,182)

Net deferred tax assets	$49,913	$67,220

With the exception of certain capital loss and foreign net operating loss carryforwards, we released the tax valuation allowance on most of the deferred tax assets and recorded an income tax benefit of $64.6 million for the year ended December 31, 2008.  As of December 31, 2010, we believed, except for the items noted above that it was more likely than not, that the amount of deferred tax assets recorded on the balance sheet will be realized.  However, should there be a change in our ability to recover our deferred tax assets, the tax provision would increase in the period in which it is more likely than not that we cannot recover our deferred tax assets.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, we had net operating loss carryforwards of approximately $134.5 million for federal purposes and $67.6 million for California state tax purposes.  If not utilized, these carryforwards will begin to expire beginning in 2020 for federal purposes and 2013 for California purposes.

We have research credit carryforwards of approximately $4.5 million for federal purposes and $3.8 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire in 2017.  The California state credit can be carried forward indefinitely.

During fiscal year 2010, the amount of unrecognized tax benefits was increased by $5.0 million.  The total amount of unrecognized tax benefits was $11.0 million as of December 31, 2010, which would impact our effective tax rate if recognized.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties are immaterial and are included in our unrecognized tax benefits.

The following is a rollforward of our total gross unrecognized tax benefit for 2010 (in thousands):

Unrecognized tax benefit as of January 1, 2008	$2,816

Tax positions related to current year:
Additions for uncertain tax positions	314
Tax positions related to prior year:
Reductions for uncertain tax positions	(252)

Unrecognized tax benefit as of December 31, 2008	$2,878

Tax positions related to current year:
Additions for uncertain tax positions	1,691
Tax positions related to prior year:
Additions for uncertain tax positions	1,738
Reductions for uncertain tax positions	(378)

Unrecognized tax benefit as of December 31, 2009	$5,929

Tax positions related to current year:
Additions for uncertain tax positions	2,742
Tax positions related to prior year:
Additions for uncertain tax positions	2,290

Unrecognized tax benefit as of December 31, 2010	$10,961

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position.  With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate were as follows:

	Years Ended December 31,
	2010	2009	2008
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	2.97	1.89	7.74
Deferred tax benefits utilized	—	—	(67.04)
Foreign losses not benefited	—	—	4.16
Impact of differences in foreign tax rates	(11.18)	(14.99)	(8.13)
Amortization of stock-based compensation	1.55	(6.53)	32.30
Non-deductible foreign exchange losses	—	—	(0.91)
Non-deductible meals & entertainment charges	0.50	(1.31)	3.21
Valuation allowance release	—	—	(378.34)
Other items not individually material	(1.64)	(6.40)	3.57

	27.20%	7.66%	(368.44%)

The domestic and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Domestic	$57,145	$(23,075)	$13,333
Foreign	44,858	(10,818)	3,743

Total	$102,003	$(33,893)	$17,076

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives, which were previously granted in 2002.  Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax.  The incentive tax rates will expire in various years beginning in 2017.  The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2010.  As a result of these incentives, income taxes were reduced by $12.7 million in 2010.  Because Costa Rica incurred a net loss in 2009, no tax benefit was realized from these incentives in 2009.  In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica.  If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal
Current	$—	$(1,196)	$268
Deferred	23,193	(1,437)	(56,934)

	23,193	(2,633)	(56,666)

State
Current	386	(96)	784
Deferred	2,914	(1,115)	(7,674)

	3,300	(1,211)	(6,890)

Foreign
Current	1,197	1,280	645
Deferred	60	(60)	—

	1,257	1,220	645

Provision for (benefit from) income taxes	$27,750	$(2,624)	$(62,911)

We have not provided additional U.S. income taxes on undistributed earnings from non- U.S. operations as of December 31, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States.

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

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net profit (loss)	$74,253	$(31,269)	$79,987

Denominator:
Weighted-average common shares outstanding, basic	75,825	69,094	66,812
Dilutive effect of potential common stock	2,255	—	1,252

Total shares, diluted	78,080	69,094	68,064

Net profit (loss) per share, basic	$0.98	$(0.45)	$1.20

Net profit (loss) per share, diluted	$0.95	$(0.45)	$1.18

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008, stock options, restricted stock units, and employee stock purchases totaling 3.0 million, 9.3 million, and 5.1 million, respectively, were excluded from diluted net profit (loss) per share because of their anti-dilutive effect.

Note 15. Comprehensive Income (Loss)

Comprehensive income (loss) includes net profit (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The components of comprehensive income (loss) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net profit (loss)	$74,253	$(31,269)	$79,987
Foreign currency translation adjustments	(302)	168	(421)
Change in unrealized gain/(loss) on available-for-sale securities	(19)	18	33

Comprehensive income (loss)	$73,932	$(31,083)	$79,599

Note 16. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Taxes paid	$1,894	$2,004	$1,510

Interest paid	$19	$84	$—

Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$906	$1,790	$1,322

Stock component of litigation settlement costs	$—	$63,518	$—

Note 17. Segments and Geographical Information

Segments

We report segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of our reportable operating segments.  During all periods presented, we operated as a single business segment.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Net revenues:
North America	$290,847	$237,033	$240,210
Europe	92,032	72,245	61,652
Other international	4,247	3,055	2,114

Total net revenues	$387,126	$312,333	$303,976

	As of December 31,
	2010	2009	2008
Long-lived assets:
North America	$85,576	$91,548	$99,086
Europe	837	1,018	960
Other international	1,919	1,375	1,388

Total long-lived assets	$88,332	$93,941	$101,434

Note 18. Restructurings

During 2008, we announced restructuring plans in July and October to increase efficiencies across the organization and lower the overall cost structure.  In July 2008, we implemented a restructuring plan to reduce its full time headcount by 67 employees including a phased-consolidation of order acquisition operations from our former corporate headquarters in Santa Clara, California to Juarez, Mexico, which was completed by the end of 2008.  The October restructuring plan included a total reduction of 111 full time headcount in Santa Clara, California by July 2009 as we moved our customer care, accounts receivable, credit and collections, and customer event registration organizations, in Santa Clara, California to existing facilities in Costa Rica.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and liability balances related to restructuring plans for 2008 through 2009 are as follows (in thousands):

Severance and Benefits
Balance at January 1, 2008	$—
Restructuring cost	5,568
Cash payments	(3,067)

Balance at December 31, 2008	2,501

Restructuring cost	1,319
Cash payments	(3,820)

Balance at December 31, 2009	—

All liability balances related to the restructuring plans were paid by the end of 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s annual report on internal control over financial reporting.

See “Report of Management on Internal Control over Financial Reporting” on page 59 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan, the 2001 Stock Incentive Plan and the 2005 Incentive Plan, each as amended, and certain individual arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	8,720,883	(1)(2)	$12.99	4,110,983	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	8,720,883		$12.99	4,110,983

(1)	This number reflects the number of securities to be issued upon exercise of outstanding options and restricted stock units under the 1997 Equity Incentive Plan, the 2001 Stock Incentive Plan, and the 2005 Incentive Plan. The 905,912 restricted stock units included in this number have an exercise price of zero.
(2)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the Employee Stock Purchase Plan.
(3)	Please see Note 10 “Stockholders’ Equity” in the Notes to our Consolidated Financial Statements for description of equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write offs	Reclass from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2008	$760	$71	$(184)	$(35)	$612
Year ended December 31, 2009	$612	$708	$(305)	$18	$1,033
Year ended December 31, 2010	$1,033	$195	$(482)	$(11)	$735
Allowance for deferred tax assets:
Year ended December 31, 2008	$93,157	$(86,957)	$—	$—	$6,200
Year ended December 31, 2009	$6,200	$(18)	$—	$—	$6,182
Year ended December 31, 2010	$6,182	$(103)	$—	$—	$6,079
Allowance for excess and obsolete inventory and abandoned product:
Year ended December 31, 2008	$216	$110	$(188)	$—	$138
Year ended December 31, 2009	$138	$73	$(107)	$—	$104
Year ended December 31, 2010	$104	$20	$—	$—	$124

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

3.1	Amended and Restated Certificate of Incorporation of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1

3.2	Amended and Restated Bylaws of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.2

3.2A	Amendment to Amended and Restated Bylaws of registrant.	Form 8-K (item 5.03 only)	12/18/2007	3.1

3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant.	Form 8-K	10/27/2005	3.1

4.1	Form of Specimen Common Stock Certificate.	Form S-1, as amended (File No. 333-49932)	01/17/2001	4.1

4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1

10.1	Amended and Restated Loan and Security Agreement dated December 16, 2005 between registrant and Comerica Bank.	Form 8-K.	12/19/2005	10.1

10.2	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 10-K	03/12/2007	10.8A

10.3	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	04/29/2008	10.1

10.4	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	01/13/2009	10.1

10.5	Seventh Amendment to Amended and Restated Loan and Security Agreement	Form 8-K	12/15/2010	10.1

10.6†	Registrant’s 2001 Stock Incentive Plan.	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13

10.7†	Form of option agreement under Align’s 2001 Stock Incentive Plan.	Form 10-Q	11/05/2004	10.13.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.8†	Registrant’s Employee Stock Purchase Plan.	Form S-8	02/05/2001	99.2

10.9	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	05/25/2010	10.2

10.10†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers.	Form S-1 as amended (File No. 333-49932)	01/17/2001	10.15

10.11†	Amended and restated 2005 Incentive Plan.	Form 10-K	03/12/2007	10.14

10.12†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form).	Form 10-Q	11/05/2007	10.1A, 10.1B, 10.1C

10.13†	Form of option award agreement under registrant’s 2005 Incentive Plan.	Form 10-Q	08/04/2005	10.4

10.14†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14C

10.15†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14D

10.16†	Amended and Restated Employment Agreement dated May 5, 2008 between Thomas M. Prescott and registrant.	Form 10-Q	05/08/2008	10.4

10.17†	Form of Employment Agreement entered into by and between registrant and each of executive officer (other than CEO).	Form 10-Q	05/08/2008	10.3

10.18	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant.	Form 10-Q	05/13/2003	10.36

10.19	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008.	Form 8-K	06/26/2008	10.1

10.20	Lease Agreement between Schootsepoort Onroerendgoed Beheer, for Stichting Philips Pensioenfonds and Align.	Form 10-Q	08/05/2004	10.41

10.21	Amendment to Lease Agreement between Align Technology, B.V. and TT Amsterdam Project Company (formerly Stichting Philips Pensioenfonds).	Form 10-Q	08/03/2007	10.4

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.22	Lease Agreement between International Manufacturing Solutions Operaciones, S.R.L. and Elamex de Juarez, S.A. de C.V. dated July 31, 2008 (assigned to Align as Lessee effective April 1, 2009).	Form 8-K	12/22/2008	10.1

10.23	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	01/29/2010	10.1

10.24	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.	Form 10-Q/A	02/24/2010	10.1

10.25	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/05/2009	10.2

10.26††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	02/24/2010	10.3

10.27†	Summary of 2010 Incentive Awards for Named Executive Officers.	Form 8-K	02/04/2011

10.28†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/23/2011	10.1

10.29†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.30†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

21.1	Subsidiaries of Align Technology, Inc.				*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				*

31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

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

Signature	Title	Date

/S/ THOMAS M. PRESCOTT Thomas M. Prescott	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/S/ KENNETH B. AROLA Kenneth B. Arola	Chief Financial Officer and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

/S/ DAVID E. COLLINS David E. Collins	Director	February 24, 2011

/S/ JOSEPH LACOB Joseph Lacob	Director	February 24, 2011

/S/ C. RAYMOND LARKIN C. Raymond Larkin	Director	February 24, 2011

/S/ GEORGE J. MORROW George J. Morrow	Director	February 24, 2011

/S/ DAVID C. NAGEL David C. Nagel	Director	February 24, 2011

/S/ GREG J. SANTORA Greg J. Santora	Director	February 24, 2011

/S/ WARREN S. THALER Warren S. Thaler	Director	February 24, 2011

Exhibit Index

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

3.1	Amended and Restated Certificate of Incorporation of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1

3.2	Amended and Restated Bylaws of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.2

3.2A	Amendment to Amended and Restated Bylaws of registrant.	Form 8-K (item 5.03 only)	12/18/2007	3.1

3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant.	Form 8-K	10/27/2005	3.1

4.1	Form of Specimen Common Stock Certificate.	Form S-1, as amended (File No. 333-49932)	01/17/2001	4.1

4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1

10.1	Amended and Restated Loan and Security Agreement dated December 16, 2005 between registrant and Comerica Bank.	Form 8-K.	12/19/2005	10.1

10.2	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 10-K	03/12/2007	10.8A

10.3	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	04/29/2008	10.1

10.4	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	01/13/2009	10.1

10.5	Seventh Amendment to Amended and Restated Loan and Security Agreement	Form 8-K	12/15/2010	10.1

10.6†	Registrant’s 2001 Stock Incentive Plan.	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13

10.7†	Form of option agreement under Align’s 2001 Stock Incentive Plan.	Form 10-Q	11/05/2004	10.13.1

10.8†	Registrant’s Employee Stock Purchase Plan.	Form S-8	02/05/2001	99.2

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.9	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	05/25/2010	10.2

10.10†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers.	Form S-1 as amended (File No. 333-49932)	01/17/2001	10.15

10.11†	Amended and restated 2005 Incentive Plan.	Form 10-K	03/12/2007	10.14

10.12†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form).	Form 10-Q	11/05/2007	10.1A, 10.1B, 10.1C

10.13†	Form of option award agreement under registrant’s 2005 Incentive Plan.	Form 10-Q	08/04/2005	10.4

10.14†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14C

10.15†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14D

10.16†	Amended and Restated Employment Agreement dated May 5, 2008 between Thomas M. Prescott and registrant.	Form 10-Q	05/08/2008	10.4

10.17†	Form of Employment Agreement entered into by and between registrant and each of executive officer (other than CEO).	Form 10-Q	05/08/2008	10.3

10.18	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant.	Form 10-Q	05/13/2003	10.36

10.19	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008.	Form 8-K	06/26/2008	10.1

10.20	Lease Agreement between Schootsepoort Onroerendgoed Beheer, for Stichting Philips Pensioenfonds and Align.	Form 10-Q	08/05/2004	10.41

10.21	Amendment to Lease Agreement between Align Technology, B.V. and TT Amsterdam Project Company (formerly Stichting Philips Pensioenfonds).	Form 10-Q	08/03/2007	10.4

10.22	Lease Agreement between International Manufacturing Solutions Operaciones, S.R.L. and Elamex de Juarez, S.A. de C.V. dated July 31, 2008 (assigned to Align as Lessee effective April 1, 2009).	Form 8-K	12/22/2008	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.23	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	01/29/2010	10.1

10.24	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.	Form 10-Q/A	02/24/2010	10.1

10.25	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/05/2009	10.2

10.26††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	02/24/2010	10.3

10.27†	Summary of 2010 Incentive Awards for Named Executive Officers.	Form 8-K	02/04/2011

10.28†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/23/2011	10.1

10.29†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.30†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

21.1	Subsidiaries of Align Technology, Inc.				*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				*

31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.