Form 10-Q
period 2011-03-31
ALIGN TECHNOLOGY INC
filed 2011-05-05
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 29, 2010 was 77,816,865.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen and Vivera, amongst others, are trademarks belonging to Align Technology, Inc. and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues:
Invisalign	$99,437	$85,422
Non-case	5,419	4,668

Total net revenues	104,856	90,090

Cost of revenues
Invisalign	20,993	18,607
Non-case	1,637	1,773

Total cost of revenues	22,630	20,380

Gross profit	82,226	69,710

Operating expenses:
Sales and marketing	32,821	27,946
General and administrative	18,992	14,951
Research and development	9,390	6,116

Total operating expenses	61,203	49,013

Profit from operations	21,023	20,697
Interest and other income (expense), net	89	(553)

Net profit before provision for income taxes	21,112	20,144
Provision for income taxes	5,271	5,214

Net profit	$15,841	$14,930

Net profit per share:
Basic	$0.21	$0.20

Diluted	$0.20	$0.19

Shares used in computing net profit per share:
Basic	76,844	75,166

Diluted	79,361	77,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$308,608	$294,664
Restricted cash	7,991	—
Marketable securities, short-term	8,328	8,615
Accounts receivable, net of allowance for doubtful accounts of $485 and $735, respectively	73,904	65,430
Inventories	2,867	2,544
Prepaid expenses and other current assets	16,243	17,358

Total current assets	417,941	388,611

Marketable securities, long-term	5,615	9,089
Property and equipment, net	30,722	30,684
Goodwill	478	478
Intangible assets, net	1,488	2,188
Deferred tax asset	38,024	42,439
Other assets	2,714	3,454

Total assets	$496,982	$476,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,594	$7,768
Accrued liabilities	44,201	51,358
Deferred revenues	37,199	33,848

Total current liabilities	87,994	92,974

Other long-term liabilities	6,883	6,222

Total liabilities	94,877	99,196

Commitments and contingencies (Notes 5, 8 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 77,189 and 74,568 issued and outstanding, respectively)	8	8
Additional paid-in capital	563,878	555,851
Accumulated other comprehensive income, net	624	134
Accumulated deficit	(162,405)	(178,246)

Total stockholders’ equity	402,105	377,747

Total liabilities and stockholders’ equity	$496,982	$476,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$15,841	$14,930
Adjustments to reconcile net profit to net cash provided by operating activities:
Deferred taxes	3,983	4,975
Depreciation and amortization	2,979	2,944
Stock-based compensation	4,279	3,473
Amortization of intangibles	700	700
Amortization of prepaid royalties	—	827
Benefit from doubtful accounts	(162)	(200)
Changes in assets and liabilities:
Accounts receivable	(7,317)	(4,857)
Inventories	(312)	(319)
Prepaid expenses and other assets	207	(738)
Accounts payable	(634)	(271)
Accrued and other long-term liabilities	(5,315)	(7,927)
Deferred revenues	2,999	5,108

Net cash provided by operating activities	17,248	18,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,825)	(4,530)
Restricted cash	(7,991)	—
Maturities of marketable securities	3,767	4,988
Other assets	(177)	(246)

Net cash provided by (used in) investing activities	(7,226)	212

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,068	6,016
Employees’ taxes paid upon the vesting of restricted stock units	(1,319)	(755)

Net cash provided by financing activities	3,749	5,261

Effect of foreign exchange rate changes on cash and cash equivalents	173	(198)
Net increase in cash and cash equivalents	13,944	23,920
Cash and cash equivalents, beginning of period	294,664	166,487

Cash and cash equivalents, end of period	$308,608	$190,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2011, our results of operations for the three months ended March 31, 2011 and 2010, and our cash flows for the three months ended March 31, 2011 and 2010. The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from the December 31, 2010 audited financial statements.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables. For example, included in the price of Invisalign Full, Invisalign Teen and Invisalign Assist, we offer optional case refinement, which is a finishing tool used to adjust a patient’s teeth to the desired final position. Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment. Invisalign Teen also includes six optional replacement aligners in the price of the product and may be ordered at any time throughout treatment.

Beginning January 1, 2011, we adopted revenue recognition guidance under Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements,” on a prospective basis for new or materially modified arrangements. This update amends the guidance on revenue arrangements with multiple deliverables and eliminates the use of the residual method. We use vendor specific objective evidence (“VSOE”) adjusted by estimated usage rates for case refinements and replacement aligners to determine the respective estimated selling price (“ESP”). In the absence of VSOE, we determine our best estimate of selling price, as if it is sold on a stand-alone basis, and take into consideration our pricing and discounting strategies, market conditions, as well as historical price. We regularly review our VSOE and ESP and maintain internal controls over the establishment and update of these estimates.

A deliverable constitutes a separate unit of accounting when it has stand-alone value, even if the deliverable is not sold separately. We determined that our treatment plans are comprised of four possible deliverables that represent separate units of accounting: single-batched aligners, multiple-batched aligners, case refinement and replacement aligners. We allocate revenue for each treatment plan based on each unit’s relative selling price and recognize the revenue upon the delivery of each unit in the treatment plan.

The adoption of ASU 2009-13 did not have a material impact on our financial statements and is not expected to have a material impact in future periods. Although the financial statement impact was not material, the adoption of ASU 2009-13 did impact our accounting for Invisalign Assist with the progress tracking feature, in which aligners are shipped to the dental professional every nine stages (“a batch”). We determined that each batch has stand-alone value and therefore represents a separate unit of accounting. The estimated selling price for Invisalign Assist with progress tracking is allocated according to the estimated number of batches.

Prior to January 1, 2011, we used VSOE as fair value to allocate revenue to the case refinement and replacement aligner deliverables. We deferred the fair value of case refinement and replacement aligner deliverables based on a breakage factor and recognized the residual revenue upon initial batch shipment. The deferred revenue was subsequently recognized as the refinement and replacement aligners were shipped. For Invisalign Assist with the progress tracking feature, we did not have independent evidence of fair value for the separate batches of aligners, so all batches of aligners were considered a single unit of accounting prior to January 1, 2011. For these treatment plans, revenue was deferred upon the first batched shipment and recognized upon the final batched shipment.

We estimate and record a provision for amounts of estimated losses on sales, if any, in the period such sales occur. We have not recorded any estimated losses for the periods presented. Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) has issued ASU 2011-01, “Receivables (ASC 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, “Receivables (ASC 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We are still assessing the impact of this guidance. However, we do not believe that the adoption will have a material impact on our consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

Short-term

March 31, 2011	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,606	$3	$(1)	$3,608
Foreign bonds	703	—	—	703
Discount notes	3,000	—	—	3,000
Agency bonds	1,016	1	—	1,017

Total	$8,325	$4	$(1)	$8,328

Long-term

March 31, 2011	Amortized Costs	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,309	$(6)	$3,303
Foreign bonds	1,292	(2)	1,290
Agency bonds	1,023	(1)	1,022

Total	$5,624	$(9)	$5,615

Short-term

December 31, 2010	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes and bonds	$3,012	$—	$(1)	$3,011
Corporate bonds and certificate of deposit	705	—	—	705
Foreign bonds	1,900	—	—	1,900
Commercial paper	2,998	1	—	2,999

Total	$8,615	$1	$(1)	$8,615

Long-term

December 31, 2010	Amortized Costs	Gross Unrealized Losses	Fair Value
Corporate bonds	$5,748	$(11)	$5,737
Foreign bonds	1,307	(1)	1,306
Agency bonds	2,047	(1)	2,046

Total	$9,102	$(13)	$9,089

For the three months ended March 31, 2011 and 2010, no significant gains or losses were realized on the sale of marketable securities.

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

Our Level 1 assets consist of money market funds. We did not hold any Level 1 liabilities as of March 31, 2011.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of corporate bonds, foreign bonds, agency bonds, and discount notes. We did not hold any Level 2 liabilities as of March 31, 2011.

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

We did not hold any Level 3 assets or liabilities as of March 31, 2011.

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$187,238	$187,238	$—
Short-term investments:
Corporate bonds	3,608		3,608
Foreign bonds	703		703
Discount notes	3,000		3,000
Agency bonds	1,017		1,017
Long-term investments:
Corporate bonds	3,303		3,303
Foreign bonds	1,290		1,290
Agency bonds	1,022		1,022

	$201,181	$187,238	$13,943

Note 3. Balance Sheet Components

Restricted cash

In January 2011, we funded approximately $8.0 million into a third party escrow account for certain class members who may elect the cash remedy as part of the proposed terms related to the Leiszler class action suit. Payments to these class members are expected to be finalized by the second quarter of 2011.

Inventories

Inventories are comprised of (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$1,541	$1,272
Work in process	1,107	1,030
Finished goods	219	242

	$2,867	$2,544

Work in process includes costs to produce the Invisalign product. Finished goods primarily represent ancillary products that support the Invisalign system.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and benefits	$19,225	$26,551
Accrued litigation settlement	4,517	4,549
Accrued income taxes	347	1,936
Accrued sales rebate	4,865	3,826
Accrued sales tax and value added tax	2,642	2,940
Accrued warranty	2,766	2,607
Accrued sales and marketing expenses	3,297	2,955
Other	6,542	5,994

	$44,201	$51,358

Note 4. Intangible Assets

The intangible assets represent non-compete agreements received in conjunction with the October 2006 OrthoClear Agreement at gross value of $14.0 million. These assets are amortized on a straight-line basis over the expected useful life of five years. As of March 31, 2011 and December 31, 2010, the net carrying value of these non-compete agreements was $1.5 million (net of $12.5 million of accumulated amortization) and $2.2 million (net of $11.8 million of accumulated amortization), respectively.

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

The total estimated annual future amortization expense for these intangible assets as of March 31, 2011 is $1.5 million.

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

On June 29, 2010, Weber requested that the Court enter final judgment as to Align pursuant to Federal Rule of Civil Procedure 54(b) in order to certify Align’s dismissal for immediate appeal. We filed an opposition to Weber’s request on July 19, 2010, on the grounds that Weber failed to show that exceptional circumstances warranted the entry of a final judgment where fewer than all claims or parties had been dismissed. On August 20, 2010, the Court denied Weber’s motion. On October 29, 2010, the Court dismissed the action against OrthoClear and OrthoClear Holdings Inc. with prejudice at the request of the remaining parties pursuant to a settlement. The Stipulation and Order of Dismissal with Prejudice entered by the Court provides that the settlement and dismissal does not affect any rights Weber may have to appeal dismissal of the action as against us. We believe there is no evidence to indicate that a reasonable possibility exists that a loss had been incurred as of March 31, 2011.

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007. The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint alleges that during the class period we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts. On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff. The lead plaintiff filed an amended complaint on January 29, 2010. The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force. On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint. The motion was heard by the Court on July 9, 2010 and the Court has not yet released a ruling on the motion. We believe the lawsuit to be without merit and intend to vigorously defend ourselves. We believe there is no evidence to indicate that a reasonable possibility exists that a loss had been incurred as of March 31, 2011.

Note 6. Legal Settlements

Ormco

On August 16, 2009 we entered into a Settlement Agreement with Ormco Corporation, an affiliate of Danaher Corporation that ended all pending litigation between the parties and included a payment of $7.0 million for prepaid royalties. We amortized $6.2 million of the prepaid royalties to cost of sales in fiscal year 2009 and the remaining $0.8 million in the first quarter of 2010.

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements for minimum case submission and continuing education credits requirements. In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements. Dr. Leiszler sued on behalf of himself and all others similarly situated. The complaint seeks a refund of the price paid to us for Invisalign training. On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement. On December 23, 2010, the Court granted preliminary approval of the proposed settlement and on April 8, 2011, granted final approval of the settlement. Pursuant to its terms, the settlement will become effective in mid-May 2011. Under terms of the settlement, class members who did not elect to receive the cash remedy prior to the Court-ordered deadline will be reinstated to prescribe Invisalign treatment after the effective date under certain circumstances (the “Reinstatement Benefit”). In January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elect the cash remedy, as well as legal fees and other costs. We recorded a total litigation settlement charge of $4.5 million during 2010 for our estimated liability related to this settlement. We will continue to assess and evaluate the matter with our legal counsel and update the estimated settlement charge as appropriate as new information becomes available.

Note 7. Credit Facilities

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank. Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012. The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank. This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million. Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter. As of March 31, 2011, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 8. Commitments and Contingencies

Operating Leases

As of March 31, 2011, minimum future lease payments for non-cancelable leases are as follows (in thousands):

Fiscal Year
2011 (remaining 9 months)	$4,850
2012	5,485
2013	4,512
2014	3,506
2015	3,206
2016 and thereafter	4,979

Total	$26,538

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

The following table reflects the change in our warranty accrual during the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$2,607	$2,376
Charged to cost of revenues	895	788
Actual warranty expenses	(736)	(701)

Balance at end of period	$2,766	$2,463

Note 9. Stock-based Compensation

Summary of stock-based compensation expense

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$517	$435
Sales and marketing	1,098	847
General and administrative	2,101	1,813
Research and development	563	378

Total stock-based compensation expense	$4,279	$3,473

Options

Activity for the period ended March 31, 2011 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at of December 31, 2010	7,815	$12.99
Granted	263	20.80
Exercised	(218)	12.27
Cancelled or expired	(18)	14.08

Outstanding as of March 31, 2011	7,842	$13.27	5.51	$56,962

Vested and expected to vest at March 31, 2011	7,635	$13.19	5.48	$56,100

Exercisable at March 31, 2011	5,724	$12.48	5.08	$46,146

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Stock Options:
Expected term (in years)	4.4	4.4
Expected volatility	61.0%	63.3%
Risk-free interest rate	1.8%	2.0%
Expected dividend	—	—
Weighted average fair value per share at grant date	$10.37	$9.26

As of March 31, 2011, we expect to recognize $13.9 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options over a weighted average period of 2.5 years.

Restricted Stock Units

A summary of the nonvested shares for the three months ended March 31, 2011 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2010	905
Granted	540
Vested and released	(325)
Forfeited	(7)

Nonvested as of March 31, 2011	1,113	1.86	$22,796

As of March 31, 2011 the total unamortized compensation cost related to restricted stock units, net of estimated forfeitures, was $15.3 million, which we expect to recognize over a weighted average period of 2.9 years.

On February 18, 2011, we granted market-performance based restricted stock units (“MSU”) to our named executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSUs initially granted.

The following table summarizes the MSU performance as of March 31, 2011:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2010*	—
Granted	138
Vested and released	—
Forfeited	—

Nonvested as of March 31, 2011	138	2.39	$2,830

*	There were no MSU grants outstanding as of December 31, 2010.

The fair value of the MSUs is estimated at the grant date using a Monte Carlo simulation to that includes a factor for market conditions. The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	3.0	N/A
Expected volatility	58.4%	N/A
Risk-free interest rate	1.3%	N/A
Expected dividend	—	N/A
Weighted average fair value per share at grant date	$22.12	N/A

As of March 31, 2011, we expect to recognize $2.4 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

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

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.3
Expected volatility	43.0%	58.3%
Risk-free interest rate	0.4%	0.5%
Expected dividend	—	—
Weighted average fair value at grant date	$7.26	$7.57

As of March 31, 2011, we expect to recognize $3.3 million of the total unamortized compensation cost related to employee purchases over a weighted average period of 0.7 years.

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

During the first quarter of fiscal 2011, the amount of unrecognized tax benefits was increased by approximately $1.1 million. The total amount of unrecognized tax benefits was $12.1 million as of March 31, 2011, which would impact our effective tax rate if recognized. We are subject to taxation in the U.S. and various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2005.

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

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net profit	$15,841	$14,930

Weighted-average common shares outstanding, basic	76,844	75,166
Effect of potential dilutive common shares	2,517	2,431

Total shares, diluted	79,361	77,597

Basic net profit per share	$0.21	$0.20

Diluted net profit per share	$0.20	$0.19

For the three months ended March, 2011 and 2010, stock options and restricted stock units totaling 1.5 million and 2.1 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 12. Comprehensive Income

Comprehensive income includes net profit, foreign currency translation adjustments and unrealized gains on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net profit	$15,841	$14,930
Foreign currency translation adjustments	483	(347)
Change in unrealized gains on available-for-sale securities	7	1

Comprehensive income	$16,331	$14,584

Note 13. Segments and Geographical Information

Segment

We report segment data based on the internal reporting that is used by management for making operating decisions and assessing performance. During all periods presented, we operated as a single business segment.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenues:
North America	$79,135	$68,854
Europe	24,537	20,378
Other international	1,184	858

Total net revenues	$104,856	$90,090

	As of March 31, 2011	As of December 31, 2010
Long-lived assets:
North America	$76,148	$85,576
Europe	972	837
Other international	1,921	1,919

Total long-lived assets	$79,041	$88,332

Note 14. Subsequent Event

On March 29, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Cadent Holdings, Inc. (“Cadent”), for approximately $190 million in cash, less certain adjustments. Cadent is a leading provider of 3D digital scanning solutions for the orthodontic and dental industry.

On April 29, 2011, we completed our acquisition of Cadent. In accordance with the terms of the Merger Agreement, we acquired all outstanding capital stock and Cadent became a wholly owned subsidiary. We are in the process of determining the preliminary allocation of purchase price to Cadent’s tangible and intangible assets and liabilities assumed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this annual report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements, including Invisalign G3, will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Cadent Holdings, Inc. (“Cadent”) acquisition, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued growth of our international markets, including the expected timing of the commercial launch of Invisalign in China , the anticipated number of new doctors trained and their impact on volumes, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

In addition to the successful execution of our business strategy, which is set forth in our Annual Report in Form 10-K, there are a number of other factors which may affect our results in 2011 and beyond, both of which are updated below:

•

Accelerate product and clinical innovation. In October 2010, we launched Invisalign G3 in North America, the most significant collection of new features and innovation in our company history touching virtually every system and product. Significant improvements and enhancements were made in to all our customer-facing systems. For instance, the Invisalign Doctor Site now consolidates all of a patient’s Invisalign records and treatment tasks together in one location for easy access and the ClinCheck software now includes drag and drop features, additional clinical tools and a more intuitive interface. In addition, with the exception of our Vivera retainers, we introduced new and expanded features across our product line. Engineered to deliver even better clinical results, the Invisalign G3 new aligner and software features make it easier to use Invisalign with more complex and challenging cases, including Precision Cuts designed for use on patients with Class II and Class III malocclusion, new SmartForce features designed for increased predictability of certain tooth movements, and simpler, more intuitive software to streamline treatment planning and review. We believe that, in addition to an increase in the number of patients visiting dental offices throughout the first quarter as reported by our customers, and patient interest in higher value procedures, Invisalign G3 is an important contributor to the increased utilization in the first quarter of 2011 by our North American Ortho customer. Additionally, since most of our international customers are Orthodontists, we believe the international launch of Invisalign G3 beginning in May 2011 is important for continued growth both in our existing international markets and to support our expansion in new markets like China.

•

Investments to Increase Manufacturing Capacity. We expect capital expenditures to increase in 2011 as we invest in our manufacturing facility in Juarez, Mexico to add incremental capacity. In addition, in order to meet the increased demands from expected volumes, we expect to open an additional aligner fabrication site in Juarez, Mexico by the end of 2011. Our ability to plan, construct and equip this additional manufacturing facility is subject to significant risk and uncertainty, including delays and cost overruns. If the opening of this facility is significantly delayed for any reason, or if demand for our product in 2011 exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business.

•

Number of new doctors trained. In the first quarter of 2011 we trained approximately 957 new doctors worldwide, which is fewer than the number of doctors trained compared to the fourth quarter of 2010. We planned on training fewer international doctors until after the international release of Invisalign G3 in the second quarter of 2011. As a result, we trained 165 new international doctors in the first quarter of 2011, compared to 500 in the fourth quarter of 2010. Although we will begin training more international doctors later in the year, we expect that the number of international doctors trained in 2011 will be approximately 600 fewer than the number trained in 2010.

•

Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the previous nine quarters are as follows:

Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Utilization rates in the first quarter of 2011 for the North American Ortho increased to 6.5 cases per doctor reflecting continued penetration into the North American Ortho practices due in part to an increase in the number of patients visiting dental offices throughout the first quarter as reported by our customers, patient interest in higher value procedures and the availability of Invisalign G3 designed to make it easier to use Invisalign with more complex and challenging cases. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

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

•

Acquisition of Cadent. On April 29, 2011, we acquired privately-held Cadent, a leading provider of 3D digital scanning solutions for orthodontics and dentistry for $190 million in cash. The acquisition of Cadent positions us as a leader in one of the best growth opportunities in dentistry and medical devices today. Over the next five years, we expect that intra-oral scanners will become widely used in dental practices. We believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and base of over 55 thousand ClinCheck software users. Cadent also strengthens our ability to drive adoption of Invisalign by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. As part of an ongoing program to evaluate interoperability of intra-oral scanning systems for future use with Invisalign treatment, we are in final beta tests with Cadent’s systems and we expect to announce interoperability for Cadent scanners in the second quarter of 2011.

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

•

Growth of international markets. In October 2010, we announced regulatory approval to market and sell Invisalign in China and expect to begin commercial launch before the end of the second quarter of 2011. While we do not expect meaningful revenue from China for several years, our focused strategy to launch Invisalign in key major cities of China provides us a large growth opportunity long term.

•

Operating Expenses. In the second quarter of 2011, we expect operating expenses to increase reflecting the remaining transaction costs related to the acquisition of Cadent, including investment banking fees, legal, accounting and advisory fees. Additionally, we will expect additional media spending in preparation for the summer months and continued commercialization activities for Invisalign G3 internationally.

Results of Operations

Net revenues and case volume by channel and product:

Invisalign product revenues by channel and other non-case revenues, which represents training, retainer and ancillary products, for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	Three Months Ended March 31,
Net revenues	2011	2010	Net Change	% Change
North America:
Ortho	$35.0	$28.2	$6.8	24.1%
GP	39.3	37.2	2.1	5.6%

Total North American Invisalign	74.3	65.4	8.9	13.6%
International Invisalign	25.2	20.0	5.2	26.0%

Total Invisalign revenues	99.5	85.4	14.1	16.5%
Non-case revenues	5.4	4.7	0.7	14.9%

Total net revenues	$104.9	$90.1	$14.8	16.4%

Case volume data which represents Invisalign case shipments by channel, for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
Invisalign case volume	2011	2010	Net Change	% Change
North America:
Ortho	26.9	22.1	4.8	21.7%
GP	28.3	28.5	(0.2)	(0.7%)

Total North American Invisalign	55.2	50.6	4.6	9.1%
International Invisalign	16.2	13.0	3.2	24.6%

Total Invisalign case volume	71.4	63.6	7.8	12.3%

Invisalign revenues by product and other non-case revenues, which represents training, retainer and ancillary products, for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	Three Months Ended March 31,
Net revenues	2011	2010	Net Change	% Change
Invisalign Full	$71.1	$65.7	$5.4	8.2%
Invisalign Express/Lite	10.1	8.6	1.5	17.4%
Invisalign Teen	11.9	8.2	3.7	45.1%
Invisalign Assist	6.4	2.9	3.5	120.7%
Non-case revenues	5.4	4.7	0.7	14.9%

Total net revenues	$104.9	$90.1	$14.8	16.4%

Case volume data which represents Invisalign case shipments by product, for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
Invisalign case volume	2011	2010	Net Change	% Change
Invisalign Full	48.1	43.7	4.4	10.1%
Invisalign Express/Lite	10.5	9.2	1.3	14.1%
Invisalign Teen	7.9	7.4	0.5	6.8%
Invisalign Assist	4.9	3.3	1.6	48.5%

Total Invisalign case volume	71.4	63.6	7.8	12.3%

Total net revenues increased for the three months ended March 31, 2011 as compared to the same period in 2010 primarily as a result of worldwide volume growth across all customer channels.

In the three months ended March 31, 2011, North America revenue increased 13.6% compared to the same period in 2010 primarily due to case volume growth, particularly in the North American Ortho channel, due to higher patient traffic and strong demand for our Invisalign Full product. Additionally, revenue increased due to lower revenue deferral rates for our Invisalign Teen and Invisalign Assist products. Since the second quarter of 2010, we established an estimated usage rate for Invisalign Teen replacement aligners, which reduced the deferral rate. Furthermore, in the first quarter of 2011 and in accordance with ASU 2009-13, we began recognizing Invisalign Assist revenue over the course of treatment as each stage is shipped instead of deferring until the final batch shipment.

Our International Invisalign revenue also increased 26.0% for the three months ended March 31, 2011 mainly due to growth in case volumes of 24.6% from all products supplemented by favorable exchange rates of the Euro against the U.S. dollar.

Other non-case revenues, consisting of training fees and sales of ancillary products, were higher for the three month ended March 31, 2011 compared to the same period in 2010 primarily due to increased sales of our Vivera and retainer products which was partially offset by higher training discounts.

Cost of revenues and gross profit (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Cost of revenues	$22.6	$20.4	$2.2
% of net revenues	21.6%	22.6%

Gross profit	$82.2	$69.7	$12.5
Gross margin	78.4%	77.4%

Cost of revenues includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process and stock-based compensation expense.

Gross margin improved for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher production volumes related to increased sales during the first quarter of 2011. Additionally, the gross margin for the first quarter of 2010 reflects charges that were not included in the gross margin during the first quarter of 2011. Gross margin during the first quarter of 2010 included the final amortization of the Ormco royalties of $0.8 million, and $0.5 million of net training costs that were subsequently included in sales and marketing following the first quarter of 2010.

Sales and marketing (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Sales and marketing	$32.8	$27.9	$4.9
% of net revenues	31.3%	31.0%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to higher payroll and payroll-related costs of approximately $2.5 million and higher marketing and travel related costs of approximately $1.3 million. Additionally, we also incurred higher clinical education costs of approximately $0.8 million during the first quarter of 2011 of which $0.5 million was attributed to these expenses being included in cost of sales during the first quarter of 2010.

General and administrative (in millions):

	Three Months Ended March 31,
	2011	2010	Change
General and administrative	$19.0	$15.0	$4.0
% of net revenues	18.1%	16.6%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due higher legal and accounting fees of approximately $2.2 million of which approximately $1.5 million was due to transaction costs related to our acquisition of Cadent that was incurred during the first quarter of 2011. We also incurred higher payroll and payroll-related costs of approximately $2.1 million during the first quarter of 2011 as compared to 2010.

Research and development (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Research and development	$9.4	$6.1	$3.3
% of net revenues	9.0%	6.8%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a $2.0 million payment to Cadent under the Joint Development agreement that we entered into in January 2011. We also incurred higher payroll and payroll-related costs relating to an increase in headcount of approximately $0.9 million.

Interest and other income (expense), net (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Interest income	$0.2	$0.1	$0.1
Other income (expense), net	(0.1)	(0.7)	0.6

Total interest income and other income (expense), net	$0.1	$(0.6)	$0.7

Interest and other income (expense), net, includes interest income earned on cash and investment balances, foreign currency translation gains and losses, and other miscellaneous charges.

Interest income for the three months ended March 31, 2011 was comparable to the same period in 2010.

Other expense, net for the three months ended March 31, 2011 decreased as compared with the same period in 2010 reflecting a reduction in foreign exchange losses.

Income tax (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Provision for income taxes	$5.3	$5.2	$0.1

We recorded an income tax provision of $5.3 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively, representing effective tax rates of 25.0% and 25.9%. Our effective tax rate for the remainder of 2011 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

We exercised significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. As of March 31, 2011, we have recorded a valuation allowance of approximately $6.1 million related to capital loss and foreign loss carryforwards because we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets. These net operating loss and capital loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of March 31, 2011 and December 31, 2010, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$308,608	$294,664
Marketable securities, short-term	8,328	8,615
Marketable securities, long-term	5,615	9,089

Total	$322,551	$312,368

Cash flows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash flow provided by (used in) :
Operating activities	$17,248	$18,645
Investing activities	(7,226)	212
Financing activities	3,749	5,261
Effects of exchange rate changes on cash and cash equivalents	173	(198)

Net increase in cash and cash equivalents	$13,944	$23,920

Operating Activities

For the period ended March 31, 2011, cash flows from operations of approximately $17.2 million resulted primarily from our net income of approximately $15.8 million adjusted for the following reasons:

Non-cash activities

•	Deferred taxes were $4.0 million primarily due to the utilization of our deferred tax assets.

•	Stock-based compensation expense was $4.3 million related to equity incentive compensation granted to employees.

•	Net other non-cash activities including depreciation and amortization, benefit from doubtful accounts, and the amortization of intangibles of $3.5 million.

Changes in working capital

•	Accounts receivable increased by $7.3 million due to the increase in revenues during the first quarter of 2011, reducing our cash inflow from operating activities.

•

Accrued and other long-term liabilities decreased by $5.3 million primarily due the payments of our incentive compensation and commission-related costs partially offset by higher sales rebate costs, reducing our cash inflow from operations.

•	Deferred revenue increased by $3.0 million primarily due to higher sales during the first quarter of 2011, increasing our cash inflow from operations.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable, resulted in a net decrease of $0.7 million, reducing our cash inflow from operations.

For the period ended March 31, 2010, cash flows from operations of $18.6 million resulted primarily from our net income of approximately $14.9 million adjusted for the following reasons:

Non-cash activities

•	Deferred taxes were approximately $5.0 million primarily due to the utilization of our deferred tax assets.

•

Net other non-cash activities including depreciation and amortization, stock-based compensation, provision for doubtful accounts, excess tax provision for our share-based payments, and loss on the retirement/disposal of our fixed assets of $7.7 million.

Changes in working capital

•	Accounts receivable increased by approximately $4.9 million due to the increase in revenues during the three months ended March 31, 2010, reducing our cash inflow from operating activities.

•	Accrued and other long-term liabilities decreased by $7.9 million primarily due to payments of incentive compensation and commission-related, reducing our cash inflow from operations.

•	Deferred revenue increased by $5.1 million primarily due to higher sales with deferred revenue components, increasing our cash inflow from operations.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable resulted in a net decrease of $1.3 million, reducing our cash inflow from operations.

Investing Activities

Net cash used in investing activities was $7.2 million for the three months ended March 31, 2011 primarily consisted of $2.8 million used for the purchase of property and equipment and $8.0 million of cash used to fund an escrow account related to the Leiszler class action suit. These items were partially offset by maturities of our marketable securities of $3.8 million.

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

Financing Activities

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2011 primarily resulting from $5.1 million in proceeds from the issuances of our common stock, which were partially offset by $1.3 million of taxes paid on the vesting of restricted stock units related to our employee stock plan.

Net cash provided by financing activities was $5.3 million for the three months ended March 31, 2010 primarily resulting from $6.0 million in proceeds from the issuances of our common stock, which were partially offset by $0.7 million of taxes paid on the vesting of restricted stock units related to our employee stock plan.

Contractual Obligations

On April 29, 2011 we completed the acquisition of Cadent and acquired all of their outstanding capital stock for $190 million in cash. The payment will be net of any estimated amount of any unpaid Cadent transaction expenses incurred in connection with the acquisition.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables. For example, included in the price of Invisalign Full, Invisalign Teen and Invisalign Assist, we offer optional case refinement, which is a finishing tool used to adjust a patient’s teeth to the desired final position. Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment. Invisalign Teen also includes six optional replacement aligners in the price of the product and may be ordered at any time throughout treatment.

Beginning January 1, 2011, we adopted revenue recognition guidance under Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements,” on a prospective basis for new or materially modified arrangements. This update amends the guidance on revenue arrangements with multiple deliverables and eliminates the use of the residual method. We use vendor specific objective evidence (“VSOE”) adjusted by estimated usage rates for case refinement and replacement aligners to determine the respective estimated selling price (“ESP”). In the absence of VSOE, we determine our best estimate of selling price, as if it is sold on a stand-alone basis, and take into consideration our pricing and discounting strategies, market conditions, as well as historical price. We regularly review our VSOE and ESP and maintain internal controls over the establishment and update of these estimates.

A deliverable constitutes a separate unit of accounting when it has stand-alone value, even if the deliverable is not sold separately. We determined that our treatment plans are comprised of four possible deliverables that represent separate units of accounting: single-batched aligners, multiple-batched aligners, case refinement and replacement aligners. We allocate revenue for each treatment plan based on each unit’s relative selling price and recognize the revenue upon the delivery of each unit in the treatment plan.

The adoption of ASU 2009-13 did not have a material impact on our financial statements and is not expected to have a material impact in future periods. Although the financial statement impact was not material, the adoption of ASU 2009-13 did impact our accounting for Invisalign Assist with the progress tracking feature, in which aligners are shipped to the dental professional every nine stages (“a batch”). We determined that each batch has stand-alone value and therefore represents a separate unit of accounting. The estimated selling price for Invisalign Assist with progress tracking is allocated according to the estimated number of batches.

Prior to January 1, 2011, we used VSOE as fair value to allocate revenue to the case refinement and replacement aligner deliverables. We deferred the fair value of case refinement and replacement aligner deliverables based on a breakage factor and recognized the residual revenue upon initial batch shipment. The deferred revenue was subsequently recognized as the refinement and replacement aligners were shipped. For Invisalign Assist with the progress tracking feature, we did not have independent evidence of fair value for the separate batches of aligners, so all batches of aligners were considered a single unit of accounting prior to January 1, 2011. For these treatment plans, revenue was deferred upon the first batched shipment and recognized upon the final batched shipment.

We estimate and record a provision for amounts of estimated losses on sales, if any, in the period such sales occur. We have not recorded any estimated losses for the periods presented. Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates

We establish a breakage factor to estimate the number of replacement and case refinement aligners, and batches for Invisalign Assist with progress tracking that will ultimately be ordered based on our historical utilization rates. Judgment is also required to determine the estimated selling price for our products with multiple element arrangements. The assumptions used in making these estimates represent management’s best estimates but they involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our revenue and deferred revenue could be materially different in the future.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleges that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements for minimum case submission and continuing education credits requirements. In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements. Dr. Leiszler sued on behalf of himself and all others similarly situated. The complaint seeks a refund of the price paid to us for Invisalign training. On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement. On December 23, 2010, the Court granted preliminary approval of the proposed settlement and on April 8, 2011, granted final approval of the settlement. Pursuant to its terms, the settlement will become effective in mid-May 2011. Under terms of the settlement, class members who did not elect to receive the cash remedy prior to the Court-ordered deadline will be reinstated to prescribe Invisalign treatment after the effective date under certain circumstances (the “Reinstatement Benefit”). In January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elect the cash remedy, as well as legal fees and other costs. We recorded a total litigation settlement charge of $4.5 million during 2010 for our estimated liability related to this settlement. We will continue to assess and evaluate the matter with our legal counsel and update the estimated settlement charge as appropriate as new information becomes available.

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

We depend on the sale of the Invisalign system for the vast majority of our revenues, and any decline in sales of Invisalign for any reason, a continued weakness in general economic conditions, or a decline in average selling prices would adversely affect revenues, gross margin and net profits.

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

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the United States economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced the patient traffic in dentists’ offices, reduction in consumer spending on higher value procedures or a reduction in the demand for Invisalign generally, each of which would have a material adverse effect on our sales and operating results. In addition, Invisalign represents a significant change from traditional orthodontic treatment, and consumers may be reluctant to accept it or may not find it preferable to traditional treatment. We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients. Increased market acceptance will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, greater comfort and hygiene compared to traditional orthodontic products and price for Invisalign compared to competing products.

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

We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, in order to meet the demands from expected volumes and continued international expansion, we intend to open a new manufacturing facility in Juarez, Mexico by the end of 2011. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as:

•	Hiring and retaining employees;

•	Delays and cost overruns as a result of a number of factors, any of which may be out of our control, such as:

•	Labor shortages and disputes;

•	Delays in government approvals;

•	Delays in the customization, delivery and installation of equipment; and

•	Production start-up problems;

•	Implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems

If the opening of this facility is significantly delayed or demand for our product in 2011 exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results.

We may never achieve the anticipated benefits from our recent acquisition of Cadent Holdings, Inc. which may have an adverse effect on our business.

We acquired Cadent Holdings, Inc. in April 2011. We acquired Cadent for their people, their technology and their existing revenue streams such as OrthoCAD iQ™ and iCast ™ in addition to their intra-oral scanning technology. This acquisition is expected to strengthen our ability to drive adoption of Invisalign by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base. We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of this acquisition. Potential risks include:

•	slower adoption or lack of acceptance for intra-oral scanning products in general,

•	difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business,

•	diversion of management resources and focus from ongoing business matters,

•	retention of key employees following the acquisition,

•	delay in expected timing of interoperability of Cadent’s iTero™ and iOC™ scanners with the Invisalign system

•	aggressive competition from other manufacturers of intraoral scanners could lengthen the customer evaluation process and result in price reductions and loss of sales,

•	difficulty dealing with tax, employment, logistics, and other related issues unique to international operations in Israel,

•	possible impairment of relationships with employees and customers as a result of the integration of the Cadent and Align businesses,,

•

possible inconsistencies in standards, controls, procedures and policies among Cadent and Align, which may make it more difficult to implement and harmonize company-wide financial reporting, accounting, billing, information technology and other systems;

•

a large portion of Cadent’s operations are located in Israel, accordingly, any increase in hostilities in the Middle East involving Israel may cause interruption or suspension of business operations without warning, and

•	we may experience negative impact on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and/or asset impairment charges.

If we cannot successfully integrate the acquired business with our existing business, our results of operations and financial condition could be adversely affected.

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

Currently, our Invisalign product competes directly against products manufactured and distributed by Ormco Orthodontics, a division of Sybron Dental Specialties (a Danaher Corporation subsidiary), and traditional braces manufactured by 3M’s Unitek and Dentsply International. These manufacturers have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their Invisalign practice, any of which could have a material adverse effect on our revenues, volume growth, net profit (losses) and stock price. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2011, we had 170 issued U.S. patents, 127 pending U.S. patent applications, and 77 issued foreign patents, and 132 pending foreign patent applications.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within our North American and international markets. As of March 31, 2011, our North American sales organization consisted of 174 people, of which 135 were quota carrying sales representatives and 39 were regional sales managers and administration. Internationally, we had 60 people engaged in sales and sales support as of March 31, 2011. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

We currently sell our products in Europe, Asia Pacific, Latin America and Japan and may expand into other countries from time to time. We do not know whether orthodontists, GPs and consumers outside our North American market will adopt Invisalign in sufficient numbers or as rapidly as we anticipate. In addition, sales of our products outside the U.S., we are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans and changes in overall levels of pretax earnings. In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the

Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2011. As a result of these incentives, income taxes were reduced by $12.7 million in 2010. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1†	Summary of 2010 Incentive Awards for Named Executive Officers	Form 8-K	02/04/2011

10.2†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/04/2011	10.1

10.3†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.4†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

10.5	Agreement and Plan of Merger, dated as of March 29, 2011, by and among Align Technology, Inc., Bliss Acquisition Corporation, Cadent Holdings, Inc., U.S. Bank National Association as escrow agent and Shareholder Representative Services LLC as security holder representative.	Form 8-K	03/29/2011	2.1

10.6†	Employment Agreement between Align and Timothy A. Mack dated March 29, 2011, effective April 29, 2011.				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

Date May 5, 2011	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ KENNETH B. AROLA
Kenneth B. Arola Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1†	Summary of 2010 Incentive Awards for Named Executive Officers	Form 8-K	02/04/2011

10.2†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/04/2011	10.1

10.3†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.4†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

10.5	Agreement and Plan of Merger, dated as of March 29, 2011, by and among Align Technology, Inc., Bliss Acquisition Corporation, Cadent Holdings, Inc., U.S. Bank National Association as escrow agent and Shareholder Representative Services LLC as security holder representative.	Form 8-K	03/29/2011	2.1

10.6†	Employment Agreement between Align and Timothy A. Mack dated March 29, 2011, effective April 29, 2011.				*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.