Form 10-Q
period 2011-06-30
ALIGN TECHNOLOGY INC
filed 2011-08-08
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 29, 2011 was 78,477,658.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen, Vivera, iTero and iOC amongst others, are trademarks belonging to Align Technology, Inc. or its subsidiaries and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2 0 11	2 0 10	2 0 11	2 0 10
Net revenues (1)	$120,086	$108,196	$224,942	$198,286
Cost of net revenues	28,949	21,178	51,579	41,558

Gross profit	91,137	87,018	173,363	156,728

Operating expenses:
Sales and marketing	38,586	28,939	71,407	56,885
General and administrative	26,094	15,005	45,086	29,956
Research and development	9,270	6,396	18,660	12,512
Insurance settlement	—	(8,666)	—	(8,666)
Amortization of acquired intangible assets	592	—	592

Total operating expenses	74,542	41,674	135,745	90,687

Profit from operations	16,595	45,344	37,618	66,041
Interest and other income (expense), net	(306)	156	(217)	(397)

Net profit before provision for income taxes	16,289	45,500	37,401	65,644
Provision for income taxes	5,127	12,897	10,398	18,111

Net profit	$11,162	$32,603	$27,003	$47,533

Net profit per share:
Basic	$0.14	$0.43	$0.35	$0.63

Diluted	$0.14	$0.42	$0.34	$0.61

Shares used in computing net profit per share:
Basic	77,888	75,703	77,369	75,436

Diluted	80,321	77,607	79,903	77,644

(1)	The three and six months ended June 30, 2010 include a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$168,607	$294,664
Marketable securities, short-term	6,755	8,615
Accounts receivable, net of allowance for doubtful accounts of $524 and $735, respectively	82,130	65,430
Inventories	6,272	2,544
Prepaid expenses and other current assets	22,809	17,358

Total current assets	286,573	388,611

Marketable securities, long-term	4,112	9,089
Property and equipment, net	37,122	30,684
Goodwill	135,768	478
Intangible assets, net	52,113	2,188
Deferred tax asset	28,546	42,439
Other assets	2,815	3,454

Total assets	$547,049	$476,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,407	$7,768
Accrued liabilities	56,020	51,358
Deferred revenues	43,024	33,848

Total current liabilities	109,451	92,974
Other long-term liabilities	7,816	6,222

Total liabilities	117,267	99,196

Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,305 and 76,390 issued and outstanding, respectively)	8	8
Additional paid-in capital	580,274	555,851
Accumulated other comprehensive income, net	743	134
Accumulated deficit	(151,243)	(178,246)

Total stockholders’ equity	429,782	377,747

Total liabilities and stockholders’ equity	$547,049	$476,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$27,003	$47,533
Adjustments to reconcile net profit to net cash provided by operating activities:
Deferred taxes	7,905	17,364
Depreciation and amortization	6,109	5,955
Stock-based compensation	9,252	7,724
Amortization of intangibles	2,175	1,400
Amortization of prepaid royalties	—	827
Benefit from doubtful accounts	(85)	(150)
Loss (gain) on retirement and disposal of fixed assets	(10)	11
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(10,789)	(10,126)
Inventories	(960)	(462)
Prepaid expenses and other assets	(1,036)	(3,705)
Accounts payable	(165)	(9)
Accrued and other long-term liabilities	1,770	(730)
Deferred revenues	5,775	(4,391)

Net cash provided by operating activities	46,944	61,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(186,949)	—
Purchase of property and equipment	(8,522)	(8,849)
Maturities of marketable securities	6,859	10,980
Other assets	406	(172)

Net cash provided by (used in) investing activities	(188,206)	1,959

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	16,548	7,213
Employees’ taxes paid upon the vesting of restricted stock units	(1,420)	(849)

Net cash provided by financing activities	15,128	6,364

Effect of foreign exchange rate changes on cash and cash equivalents	77	(250)

Net increase (decrease) in cash and cash equivalents	(126,057)	69,314
Cash and cash equivalents, beginning of period	294,664	166,487

Cash and cash equivalents, end of period	$168,607	$235,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2011, our results of operations for the three and six months ended June 30, 2011 and 2010, and our cash flows for the six months ended June 30, 2011 and 2010.  The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from the December 31, 2010 audited financial statements.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period, and we make no representations related thereto.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Invisalign

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

Scanners and CAD/CAM Services

We recognize revenues from the sales of iTero and iOC scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the scanners, a range of iTero restorative services and OrthoCAD services, such as OrthoCAD iCast, OrthoCAD iQ, and OrthoCAD iRecord.  We sell scanners and services through both our direct sales force and distributors.  The scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  When scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element’s relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our pricing and discounting strategies.  We will continue to review our estimates as we continue to integrate Cadent into our business.

Revenues for unlimited scanning service agreements and extended warranty are recognized ratably over the service periods.  If a customer selects a pay per use basis for scanning service fees, the revenue is recognized as the service is provided.

For direct sales and sales to certain distributors, scanner revenue is recognized once the scanner has been installed and on-site training is completed.  For other distributors who provide training to the customer, we recognize scanner revenue when the scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.

Revenues from iTero restorative services and OrthoCAD services are recognized as the services are provided.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.  GAAP and IFRSs.”  This new accounting standard update provides certain amendments to the fair value measurement guidance and includes some enhanced disclosure requirements.  The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs.  The standard is effective for the year beginning after December 15, 2011.  We will adopt this standard in the first quarter of 2012 and are currently evaluating the impact of this new standard on our consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC 220): Presentation of Comprehensive Income.”  This new accounting standard update eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate statements.  The standard is effective for the year beginning after December 15, 2011.  We will adopt this standard in the first quarter of 2012.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

Short-term

June 30, 2011	Amortized Costs	Gross Unrealized Gains	Fair Value
Corporate bonds	$4,386	$3	$4,389
Foreign bonds	1,352	1	1,353
Agency bonds	1,012	1	1,013

Total	$6,750	$5	$6,755

Long-term

June 30, 2011	Amortized Costs	Gross Unrealized Gains	Fair Value
Corporate bonds	$2,461	$1	$2,462
Foreign bonds	627	2	629
Agency bonds	1,019	2	1,021

Total	$4,107	$5	$4,112

Short-term

December 31, 2010	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and certificate of deposit	$3,012	$—	$(1)	$3,011
Foreign bonds	705	—	—	705
Commercial paper	1,900	—	—	1,900
Discount notes	2,998	1	—	2,999

Total	$8,615	$1	$(1)	$8,615

Long-term

December 31, 2010	Amortized Costs	Gross Unrealized Losses	Fair Value
Corporate bonds	$5,748	$(11)	$5,737
Foreign bonds	1,307	(1)	1,306
Agency bonds	2,047	(1)	2,046

Total	$9,102	$(13)	$9,089

For the three and six months ended June 30, 2011 and 2010, no significant gains or losses were realized on the sale of marketable securities.

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

Our Level 1 assets consist of money market funds.  We did not hold any Level 1 liabilities as of June 30, 2011.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of corporate bonds, foreign bonds, agency bonds, and discount notes.  We did not hold any Level 2 liabilities as of June 30, 2011.

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

We did not hold any Level 3 assets or liabilities as of June 30, 2011.  The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$53,324	$53,324	$—
Short-term investments:
Corporate bonds	4,389		4,389
Foreign bonds	1,353		1,353
Agency bonds	1,013		1,013
Long-term investments:
Corporate bonds	2,462		2,462
Foreign bonds	629		629
Agency bonds	1,021		1,021

	$64,191	$53,324	$10,867

Note 3. Balance Sheet Components

Inventories

Inventories are comprised of (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$3,834	$1,272
Work in process	1,377	1,030
Finished goods	1,061	242

	$6,272	$2,544

Work in process includes costs to produce the Invisalign and scanner products.  Finished goods primarily represent our scanners and ancillary products that support the Invisalign system.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll and benefits	$28,725	$26,551
Accrued litigation settlement	10	4,549
Accrued income taxes	278	1,936
Accrued sales rebate	5,858	3,826
Accrued sales tax and value added tax	6,252	2,940
Accrued warranty	3,107	2,607
Accrued sales and marketing expenses	3,290	2,955
Other	8,500	5,994

	$56,020	$51,358

Note 4. Business Combination

On April 29, 2011, we completed the acquisition of Cadent Holdings, Inc. (“Cadent”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”).  Cadent is a provider of 3D digital scanning solutions for the orthodontic and dental industry.  We expect the acquisition of Cadent to strengthen our ability to drive the adoption of Invisalign by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, we acquired Cadent, which became a wholly owned subsidiary of Align, for an aggregate cash purchase price of approximately $187.0 million.

The following table summarizes the allocation of the preliminary purchase price as of April 29, 2011 (in thousands):

Assets	$16,161
Property, plant and equipment	3,629
Acquired identifiable intangible assets:
Trademarks (one to fifteen-year useful lives)	10,300
Existing technology (thirteen year useful life)	11,900
Customer relationships (eleven year useful life)	29,900
Goodwill	135,290
Liabilities assumed	(20,180)

Total	$187,000

The preliminary allocation is based on estimates, assumptions, valuations and other studies which have not progressed to a stage where there is sufficient information to make a definitive allocation.  Accordingly, the allocation will remain preliminary until we have all information to finalize the allocation of the purchase price.  We have incurred direct transaction costs of approximately $6.4 million that include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.  These costs were expensed as incurred as part of our operating expenses.

Goodwill of $135.3 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place. None of this goodwill will be deductible for tax purposes.  Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.  As of June 30, 2011, we are still in the process of assessing the assignment of this goodwill to the appropriate reporting units.

During the period of May 2011 through June 2011, Cadent contributed revenues of approximately $6.4 million and net loss of approximately $3.1 million.

The following table presents the results of Align and Cadent for three and six months ended June 30, 2011 and 2010, on a pro forma basis, as though the companies had been combined as of the beginning of January 1, 2011 and 2010.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2011 and 2010 or of results that may occur in the future (in thousands):

	Proforma Net Revenues and Net Profit Three Months Ended June 30		Proforma Net Revenues and Net Profit Six Months Ended June 30
	2011	2010	2011	2010
Net revenues	$123,626	$117,695	$237,669	$217,192

Net profit	$8,116	$32,126	$22,703	$46,310

Note 5. Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2011 is as follows (in thousands):

Balance as of December 31, 2010	$478
Goodwill from the Cadent acquisition	135,290

Balance as of June 30, 2011	$135,768

Goodwill of $135.3 million as a result of the Cadent acquisition represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergistic benefits of the transaction and the knowledge and experience of the workforce in place.  Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.

Note 6. Intangible Assets

Acquired intangible assets

Information regarding our intangible assets as a direct result from the Cadent acquisition is being amortized as follows (in thousands):

	Gross Carrying Amount as of April 29, 2011	Accumulated Amortization	Net Carrying Value as of June 30, 2011
Trademarks	$10,300	$(139)	$10,161
Existing technology	11,900	(183)	11,717
Customer relationships	29,900	(453)	29,447

	$52,100	$(775)	$51,325

Amortization of the acquired existing technology is recorded in cost of revenue, while the amortization of acquired trademarks and customer relationships are included in operating expenses.  The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

Three and Six Months Ended June 30, 2011
Amortizaton of acquired intangible assets
In cost of revenue	$183
In operating expense	592

Total	$775

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2011 is as follows (in thousands):

Fiscal Year
2011 (remaining 6 months)	$2,325
2012	4,452
2013	4,352
2014	4,307
2015	4,285
2016 and thereafter	31,604

Total	$51,325

Non-compete Agreements

The non-compete intangible assets represent agreements received in conjunction with the October 2006 OrthoClear Agreement at gross value of $14.0 million.  These assets are amortized on a straight-line basis over the expected useful life of five years.  As of June 30, 2011 and December 31, 2010, the net carrying value of these non-compete agreements was $0.8 million (net of $13.2 million of accumulated amortization) and $2.2 million (net of $11.8 million of accumulated amortization), respectively.

The total estimated annual future amortization expense for these intangible assets as of June 30, 2011 is $0.8 million.  These non-compete intangible assets will be fully amortized by the end of third quarter of 2011.

Impairment assessment

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

On June 29, 2010, Weber requested that the Court enter final judgment as to Align pursuant to Federal Rule of Civil Procedure 54(b) in order to certify Align’s dismissal for immediate appeal.  We filed an opposition to Weber’s request on July 19, 2010, on the grounds that Weber failed to show that exceptional circumstances warranted the entry of a final judgment where fewer than all claims or parties had been dismissed.  On August 20, 2010, the Court denied Weber’s motion.  On October 29, 2010, the Court dismissed the action against OrthoClear and OrthoClear Holdings Inc. with prejudice at the request of the remaining parties pursuant to a settlement.  The Stipulation and Order of Dismissal with Prejudice entered by the Court provides that the settlement and dismissal does not affect any rights Weber may have to appeal dismissal of the action as against us.  We believe Weber’s right to appeal expired earlier this year, and that there is no evidence to indicate that a reasonable possibility exists that a loss had been incurred as of June 30, 2011.

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007.  The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the class period we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts.  On November 13, 2009, the Court appointed Plumbers and Pipefitters National

Pension Fund as lead plaintiff.   The lead plaintiff filed an amended complaint on January 29, 2010.   The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force.   On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint.   The motion was heard by the Court on July 9, 2010 and on June 8, 2011, the Court granted our motion to dismiss with leave to amend.   On July 22, 2011, the lead plaintiff filed a second amended complaint adding allegations that Align and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning our ClinAdvisor product.   A response to the seconded complaint is not yet due from Align or Mr. Prescott.  We believe the lawsuit to be without merit and intend to vigorously defend ourselves.   We believe there is no evidence to indicate that a reasonable possibility exists that a loss had been incurred as of June 30, 2011.

Note 8. Legal Settlements

Ormco

On August 16, 2009 we entered into a Settlement Agreement with Ormco Corporation, an affiliate of Danaher Corporation that ended all pending litigation between the parties and included a payment of $7.0 million for prepaid royalties.   We amortized $6.2 million of the prepaid royalties to cost of sales in fiscal year 2009 and the remaining $0.8 million in the first quarter of 2010.

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.   The complaint alleged that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements for minimum case submission and continuing education credits requirements.   In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements.   Dr. Leiszler sued on behalf of himself and all others similarly situated.   The complaint sought a refund of the price paid to us for Invisalign training.   On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement.   On December 23, 2010, the Court granted preliminary approval of the proposed settlement and on April 8, 2011, granted final approval of the settlement.   The settlement took effect on May 18, 2011.   Under the terms of the settlement, class members who did not elect to receive the cash remedy prior to the Court-ordered deadline will be reinstated to prescribe Invisalign treatment after the effective date under certain circumstances.   In January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elected the cash remedy, as well as legal fees and other costs.   We recorded a total litigation settlement charge of $4.5 million during the third and fourth quarter of 2010 for this settlement.   In early June 2011, payments were made from the escrow account to class members who elected the cash remedy and the remaining balance of the escrow has been refunded to Align, except for a nominal amount which has been retained for administrative purposes. As of June 30, 2011, we have no further liability related to this matter.

Note 9. Credit Facilities

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank.   Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012.   The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank.   This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million.   Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter.   As of June 30, 2011, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 10. Commitments and Contingencies

Operating Leases

As of June 30, 2011, minimum future lease payments for non-cancelable leases are as follows (in thousands):

Fiscal Year
2011 (remaining 6 months)	$3,303
2012	5,670
2013	4,566
2014	3,523
2015	3,207
2016 and thereafter	4,917

Total	$25,186

Warranty

We regularly review the accrued balances and update these balances based on historical warranty trends.  Actual warranty costs incurred have not materially differed from those accrued.  However, future actual warranty costs could differ from the estimated amounts.

Invisalign

We warrant our Invisalign products against material defects until the Invisalign case is complete.  We accrue for warranty costs in cost of revenues upon shipment of products.  The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on replacement costs.

Scanners

We warrant our scanners for a period of one year, which include materials and labor.  Extended warranty may be purchased for additional fees.  We accrue for these warranty costs based on average historical repair costs.

The following table reflects the change in our warranty accrual during the six months ended June 30, 2011 and 2010, respectively (in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$2,607	$2,376
Charged to cost of revenues	1,692	1,475
Assumed warranty from Cadent	339	—
Actual warranty expenses	(1,531)	(1,316)

Balance at end of period	$3,107	$2,535

Note 11. Stock-based Compensation

Summary of stock-based compensation expense

On May 19, 2011 the Shareholders approved an increase of 3,000,000 shares to the 2005 Incentive Plan (as amended) for a total reserve of 16,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period.  Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$440	$401	$957	$837
Sales and marketing	1,435	1,261	2,533	2,108
General and administrative	2,340	2,007	4,440	3,819
Research and development	758	582	1,322	960

Total stock-based compensation expense	$4,973	$4,251	$9,252	$7,724

Options

Activity for the six months period ended June 30, 2011 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at of December 31, 2010	7,815	$12.99
Granted	421	22.07
Exercised	(1,301)	10.88
Cancelled or expired	(85)	14.67

Outstanding as of June 30, 2011	6,850	$13.93	5.4	$61,091

Vested and expected to vest at June 30, 2011	6,668	$13.84	5.4	$60,078

Exercisable at June 30, 2011	4,921	$13.01	5.0	$48,305

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock Options:
Expected term (in years)	4.3	4.4	4.4	4.4
Expected volatility	60.0%	63.0%	61.0%	63.3%
Risk-free interest rate	1.5%	1.9%	1.7%	2.0%
Expected dividend	—	—	—	—
Weighted average fair value per share at grant date	$11.70	$8.72	$10.87	$9.20

As of June 30, 2011, we expect to recognize $13.5 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options over a weighted average period of 2.4 years.

Restricted Stock Units

A summary of the nonvested shares for the six months ended June 30, 2011 is as follows:

	Number of Shares Underlying RSUs	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(in years)	(in thousands)
Nonvested as of December 31, 2010	905
Granted	700
Vested and released	(362)
Forfeited	(46)

Nonvested as of June 30, 2011	1,197	1.73	$27,297

As of June 30, 2011 the total unamortized compensation cost related to restricted stock units, net of estimated forfeitures, was $16.7 million, which we expect to recognize over a weighted average period of 2.8 years.

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

The following table summarizes the MSU performance as of June 30, 2011:

	Number of Shares Underlying MSUs	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(in years)	(in thousands)
Nonvested as of December 31, 2010*	—
Granted	138
Vested and released	—
Forfeited	—

Nonvested as of June 30, 2011	138	2.1	$3,151

*	There were no MSU grants outstanding as of December 31, 2010.

As of June 30, 2011, we expect to recognize $2.1 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 2.1 years.  There were no MSUs granted during the second quarter of 2011.

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

As of June 30, 2011, we expect to recognize $2.4 million of the total unamortized compensation cost related to employee purchases over a weighted average period of 0.5 years.

Note 12. Accounting for Income Taxes

The financial statement recognition of the benefit for an uncertain tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority.  If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement.

During the second quarter of fiscal 2011, the amount of unrecognized tax benefits was increased by approximately $0.9 million.  The total amount of unrecognized tax benefits was $13.0 million as of June 30, 2011, which would impact our effective tax rate if recognized.  We are subject to taxation in the U.S. and various states and foreign jurisdictions.  All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position.  With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

Note 13. Net Profit Per Share

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

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net profit	$11,162	$32,603	$27,003	$47,533

Weighted-average common shares outstanding, basic	77,888	75,703	77,369	75,436
Effect of potential dilutive common shares	2,433	1,904	2,534	2,208

Total shares, diluted	80,321	77,607	79,903	77,644

Basic net profit per share	$0.14	$0.43	$0.35	$0.63

Diluted net profit per share	$0.14	$0.42	$0.34	$0.61

For the three and six months ended June 30, 2011, stock options and restricted stock units totaling 0.8 million and 1.7 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.  For the three and six months ended June 30, 2010, stock options and restricted stock units totaling 3.3 million and 2.9 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 14. Comprehensive Income

Comprehensive income includes net profit, foreign currency translation adjustments and unrealized gains on available-for-sale securities.  The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net profit	$11,162	$32,603	$27,003	$47,533
Foreign currency translation adjustments	103	(354)	586	(702)
Change in unrealized gains on available-for-sale securities	16	(4)	23	(2)

Comprehensive income	$11,281	$32,245	$27,612	$46,829

Note 15. Segments and Geographical Information

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance.  Currently, the CODM is the Chief Executive Officer.  We report segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segment.  During all periods presented, we operated as a single business segment based on the decisions and performance assessment of Align by our CODM.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
North America	$89,988	$81,732	$169,123	$150,586
Europe	27,613	25,427	52,150	45,805
Other international	2,485	1,037	3,669	1,895

Total net revenues	$120,086	$108,196	$224,942	$198,286

	As of June 30, 2011	As of December 31, 2010
Long-lived assets:
North America	$35,978	$31,381
Europe	1,040	837
Other international	2,919	1,919

Total long-lived assets	$39,937	$34,137

Note 16. Subsequent Event

On August 4, 2011, we entered into a definitive agreement with Lexmark International to purchase land and a manufacturing facility in Juarez, Mexico, for approximately $3.2 million. This purchase will expand our current manufacturing capacity in order to meet expected demand. The closing of the purchase and sale is subject to customary closing conditions and is expected to occur in approximately 75 days.

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

Align Technology, Inc (“We”, “Our”, “Align”) designs, manufactures and markets the Invisalign system and the iTero and iOC scanning system and services.  We received the United States Food and Drug Administration (“FDA”) clearance to market Invisalign in 1998.  The Invisalign system is regulated by the FDA as a Class II medical device.  On April 29, 2011, we acquired Cadent Holdings, Inc, the manufacturer of the iTero and iOC digital intra-oral scanners and provider of CAD/CAM (computer-aided design and computer-aided manufacturing) restorative models for use by general dentists and/or labs and of services for orthodontic digital procedures.  The Invisalign system products represent approximately ninety-five percent of worldwide revenue, while the scanning products and services represent the remaining five percent of worldwide revenues.

Invisalign System and Services

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

We distribute the vast majority of Invisalign products directly to our customers: the orthodontist and the general practitioner dentist, or GP.  Orthodontists and GPs must complete an initial Invisalign training course in order to begin providing the Invisalign treatment solution to their patients.  The Invisalign system is sold in North America, Europe, Asia Pacific, Latin America and Japan.  We use a distributor model for the sale of our products in parts of the Asia Pacific, Latin American and EMEA (Europe, Middle East and Africa) regions.

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

Scanner Systems and CAD/CAM Services

On April 29, 2011, we acquired privately-held Cadent Holdings, Inc, a manufacturer of 3D digital intra-oral scanners and provider of CAD/CAM (computer-aided design and computer-aided manufacturing) restorative models for use by GPs and/or labs and of services for orthodontic digital procedures.  We paid approximately $187 million in exchange for all shares of Cadent.  Our second quarter of 2011 financial results include two months of Cadent’s operations.

Intra-oral scanners which are comprised of a mobile computer unit, display screen, a control foot pedal and scanning wand are used by dental professionals to scan a patient’s full or partial arch dentition.  The iTero software captures the contours of the patient’s dentition, gingival structures and the bite, without the use of powder, resulting in an accurate digital orthodontic scan in minutes ready for immediate viewing on the screen.  The 3D digital model file can then be used for various procedures and services including, fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; manufacturing of Invisalign treatment aligners; digital records storage; or orthodontic diagnosis and computer aided placement of traditional braces.

The Cadent family of products includes the iTero and iOC scanning systems, both based on the iTero platform but modified slightly with features to better suit our two distinct channels; the orthodontist (iOC system) and the GP (iTero system).  In addition, we offer a range of iTero restorative services and OrthoCAD services – OrthoCAD iCast™, OrthoCAD iQ™, and OrthoCAD iRecord™.  iTero restorative services including models and dies provides a GP or lab of choice with a fabricated or milled physical dental model used to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments, from single units to full arches.  OrthoCAD iCast provides an orthodontist with a clean, digital model with American Board of Orthodontics base for use as study models from the scan.  OrthoCAD iRecord is a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval.  OrthoCAD iQ uses the 3D digital model as a digital guide for optimal bracket placement and the creation of customized indirect bonding trays.

Upon purchase of a scanner, one of our technical trainers will help install and train the dental professional on the system and services.  To start a new digital full arch impression, upon completion of the digital prescription, the dental professional places the wand on one side of the patient’s mouth as indicated by the system and activates the wand to capture 1-3 teeth per scan, then moves the wand to the next set of teeth.  This process continues until all of the teeth are captured.  The software system merges the images together and notes where images need to be recaptured, were scanned out of sequence or were missed.  Currently, our iOC customers who wish to submit scans for Invisalign treatment options must first take the initial one day Invisalign training course and then enable the Invisalign option on the system.

On May 16, 2011, we introduced iOC 4.0 which includes new software features such as the eraser tool and edge trim tool, a simplified graphic user interface and application tools including connectivity to the Invisalign Doctor Site, providing orthodontists with expanded features to ensure accurate digital impressions for Invisalign treatment.  We expect to introduce the iTero 4.0 for GP in the fall of 2011 which will also include new software features and connectivity to the Invisalign Doctor Site.

We distribute scanners and services to our customers: the orthodontist and the GP.  In North America, scanners and services are sold through our direct sales force and distributors.  In Europe, and other regions outside of North America, we use a distributor model for the sale of our scanner products and services.

In addition to the successful execution of our business strategy, which is set forth in our Annual Report in Form 10-K, there are a number of other factors which may affect our results in 2011 and beyond, both of which are updated below:

•

Accelerate product and clinical innovation.  In October 2010, we launched Invisalign G3 in North America, the most significant collection of new features and innovation in our company history touching virtually every system and product.  Significant improvements and enhancements were made in to all our customer-facing systems.  For instance, the Invisalign Doctor Site now consolidates all of a patient’s Invisalign records and treatment tasks together in one location for easy access and the ClinCheck software now includes drag and drop features, additional clinical tools and a more intuitive interface.  In addition, with the exception of our Vivera retainers, we introduced new and expanded features across our product line.  Engineered to deliver even better clinical results, the Invisalign G3 new aligner and software features make it easier to use Invisalign with more complex and challenging cases, including Precision Cuts designed for use on patients with Class II and Class III malocclusion, new SmartForce features designed for increased predictability of certain tooth movements, and simpler, more intuitive software to streamline treatment planning and review.  We believe that, in addition to an increase in the number of patients visiting dental offices throughout the first half of 2011 as reported by our customers, and patient interest in higher value procedures, Invisalign G3 is an important contributor to the increased utilization in the first half of 2011 by our North American Ortho customer.  Additionally, since most of our international customers are Orthodontists, we believe the international launch of Invisalign G3 in May 2011 is important for continued growth both in our existing international markets and to support our expansion in new markets like China.

•

Investments to Increase Manufacturing Capacity.  We expect capital expenditures to continue to increase in 2011 as we invest in our manufacturing facility in Juarez, Mexico to add incremental capacity.  In addition, in order to meet the increased demands from expected volumes, we expect to open an additional aligner fabrication site in Juarez, Mexico by the end of 2011 and transition into this facility in 2012.  Our ability to plan, construct and equip this additional manufacturing facility is subject to significant risk and uncertainty, including delays and cost overruns.  If the opening of this facility is significantly delayed for any reason, or if demand for our product in 2011 exceeds our current expectations, or if the timing of receipt of case product orders during a given quarter is different from our expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business.

•

Number of new doctors trained.  In the second quarter of 2011 we trained approximately 1,365 new doctors worldwide compared to approximately 955 in the first quarter of 2011.  We trained 845 in North America in the second quarter, compared to 790 on the first quarter.  For international, we trained 520 new doctors, compared to around 165 in the first quarters as a result of training being resumed in the second quarter following the international launch of InvisalignG3.  Primarily as a result of our decision to train fewer international doctors in the first quarter, we expect that the number of international doctors trained in 2011 will be approximately 700 fewer than the number trained in 2010.

•

Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization.  Our quarterly utilization rates for the previous nine quarters are as follows:

Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

In the second quarter of 2011, total utilization increased to 4.0 cases per doctor, reflecting increased utilization rates by the North American Ortho to 6.9 cases per doctor.  This increase in utilization reflected continued penetration into the North American Ortho practices due to a number of factors, including the availability of Invisalign G3 designed to make it easier to use Invisalign with more complex and challenging cases and increased growth in teenage cases driven by the Invisalign Teen product.  Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

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

•

Acquisition of Cadent.  On April 29, 2011, we acquired privately-held Cadent, a leading provider of 3D digital scanning solutions for orthodontics and dentistry.  Our second quarter financial results include two months of manufacture and sale of Cadent products.  Interoperability with Invisalign is available on the OrthoCAD iOC system with the latest software version iOC 4.0.  We expect to announce interoperability with the iTero 4.0 scanning software this fall.  The acquisition of Cadent positions us as a leader in one of the best growth opportunities in dentistry and medical devices today.  Over the next five years, we expect that intra-oral scanners will become widely used in dental practices.  We believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and base of over 55 thousand ClinCheck software users.  Cadent also strengthens our ability to drive adoption of Invisalign by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices.  We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of the acquisition.  Information regarding risks associated with the Cadent acquisition may be found in Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

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

•

Growth of international markets.  In October 2010, we announced regulatory approval to market and sell Invisalign in China and began sales the second quarter of 2011.  While we do not expect meaningful revenue from China for several years, our focused strategy to launch Invisalign in key major cities of China provides us a large growth opportunity long term.

•

Operating Expenses.  In the third quarter of 2011, we expect operating expenses to slightly decrease reflecting lower media spending and lower transaction related costs associated with the Cadent acquisition.

Results of Operations

Net revenues and case volume by channel and product:

Invisalign, scanner, and CAD/CAM service revenues by channel and other Invisalign non-case revenues, which represents training, retainer and ancillary products, for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net revenues	2011	2010	Net Change	% Change	2011	2010	Net Change	% Change
North America:
Ortho	$39.9	$29.1	$10.8	37.1%	$74.9	$57.3	$17.6	30.7%
GP	45.1	37.4	7.7	20.6%	84.3	74.6	9.7	13.0%

Total North America	85.0	66.5	18.5	27.8%	159.2	131.9	27.3	20.7%
International	29.1	22.0	7.1	32.3%	54.3	42.0	12.3	29.3%

Total revenues	114.1	88.5	25.6	28.9%	213.5	173.9	39.6	22.8%
Invisalign Teen deferred revenue release	—	14.3	(14.3)	N/A	—	14.3	(14.3)	N/A
Invisalign non-case revenues	6.0	5.4	0.6	11.1%	11.4	10.1	1.3	12.9%

Total net revenues	$120.1	$108.2	$11.9	11.0%	$224.9	$198.3	$26.6	13.4%

Case volume data which represents Invisalign case shipments by channel, for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Invisalign case volume	2011	2010	Net Change	% Change	2011	2010	Net Change	% Change
North America:
Ortho	28.5	23.1	5.4	23.4%	55.4	45.2	10.2	22.6%
GP	30.7	28.5	2.2	7.7%	59.0	57.0	2.0	3.5%

Total North American Invisalign	59.2	51.6	7.6	14.7%	114.4	102.2	12.2	11.9%
International Invisalign	16.8	15.9	0.9	5.7%	33.0	28.9	4.1	14.2%

Total Invisalign case volume	76.0	67.5	8.5	12.6%	147.4	131.1	16.3	12.4%

Invisalign, scanner, and CAD/CAM service revenues by product and other Invisalign non-case revenues, which represents training, retainer and ancillary products, for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net revenues	2011	2010	Net Change	% Change	2011	2010	Net Change	% Change
Invisalign Full	$76.6	$67.5	$9.1	13.5%	$147.7	$133.2	$14.5	10.9%
Invisalign Express/Lite	11.1	8.8	2.3	26.1%	21.2	17.4	3.8	21.8%
Invisalign Teen (1)	12.8	22.7	(9.9)	(43.6%)	24.7	30.9	(6.2)	(20.1%)
Invisalign Assist	7.1	3.8	3.3	86.8%	13.4	6.7	6.7	100.0%
Non-case revenues	6.0	5.4	0.6	11.1%	11.4	10.1	1.3	12.9%
Scanners	2.7	—	2.7	N/A	2.7	—	2.7	N/A
CAD/CAM Services	3.8	—	3.8	N/A	3.8	—	3.8	N/A

Total net revenues	$120.1	$108.2	$11.9	11.0%	$224.9	$198.3	$26.6	13.4%

(1)	The three and six months ended June 30, 2010 include a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

Case volume data which represents Invisalign case shipments by product, for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Net	%			Net	%
Invisalign case volume	2011	2010	Change	Change	2011	2010	Change	Change
Invisalign Full	51.1	47.1	4.0	8.5%	99.2	90.8	8.4	9.3%
Invisalign Express/Lite	11.3	9.6	1.7	17.7%	21.8	18.8	3.0	16.0%
Invisalign Teen	8.6	6.8	1.8	26.5%	16.5	14.2	2.3	16.2%
Invisalign Assist	5.0	4.0	1.0	25.0%	9.9	7.3	2.6	35.6%

Total Invisalign case volume	76.0	67.5	8.5	12.6%	147.4	131.1	16.3	12.4%

Total net revenues increased for the three and six months ended June 30, 2011 as compared to the same period in 2010 primarily as a result of worldwide volume growth across all customer channels as well as the sales of scanners and services resulting from our acquisition of Cadent, Inc. in April 2011.

North America

North America revenue increased 27.8% and 20.7% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to case volume growth.

Ortho

Revenue from the North American Ortho channel increased 37.1% and 30.7% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to case volume growth resulting from higher patient traffic and demand for Invisalign Full as well as the inclusion of revenue from CAD/CAM services for the two months since the acquisition date.  Though case volume for Invisalign Teen increased, Invisalign Teen revenue decreased for the three and six months ended June 30, 2011, due to the one-time release of $14.3 million in the second quarter of 2010 of previously deferred revenue for Invisalign Teen replacement aligners.  When we released the deferred revenue, we also established an estimated usage rate for Invisalign Teen replacement aligners, which reduced the deferral rate.

GP

Higher case volume was also the primarily driver for the 20.6% and 13.0% increase in North American GP channel revenue for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  Additionally we had increased revenue from our Invisalign Assist product primarily due to the shipment of final batches that were previously deferred in 2010, and the lower deferral rate for Invisalign Assist cases started in 2011.  Effective January 1, 2011, we began recognize Invisalign Assist revenue over the course of treatment as each stage is shipped instead of deferring until the final batch shipment.

Scanner and CAD/CAM services revenue for the GP channel was not significant for the two months since the acquisition date.

International

International revenue increased 32.3% and 29.3% for the three and six months ended June 30, 2011 compared to the same periods of 2010 primarily due to the impact of price increases as well as growth in case volumes of 5.7% and 14.2%, respectively, and favorable exchange rates of the Euro against the U.S. dollar.

International sales of CAD/CAM services were not significant for the two months since the acquisition date.

Cost of revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Cost of revenues	$28.9	$21.2	$7.7	$51.6	$41.6	$10.0
% of net revenues	24.1%	19.6%		22.9%	21.0%

Gross profit	$91.1	$87.0	$4.1	$173.4	$156.7	$16.7
Gross margin	75.9%	80.4%		77.1%	79.0%

Cost of revenues includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of identified intangibles and stock-based compensation expense.

Gross margin decreased for the three and six months ended June 30, 2011 compared to the same period in 2010 primarily due to the addition of our scanner and services products related the acquisition of Cadent which carries a lower margin than our Invisalign products.  Additionally, we also incurred approximately $0.2 million of amortization costs related to the acquired technology from Cadent during the second quarter of 2011.  Gross margin during the first quarter of 2010 included the final amortization of the Ormco royalties of $0.8 million.

Sales and marketing (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Sales and marketing	$38.6	$28.9	$9.7	$71.4	$56.9	$14.5
% of net revenues	32.1%	26.7%		31.7%	28.7%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended June, 2011 increased compared to the same period in 2010 primarily due to higher marketing, media, advertising, and travel costs of approximately $4.0 million related to the International launch of Invisalign G3.  We incurred higher payroll and payroll-related costs of approximately $3.4 million resulting from additional international headcount as well as the inclusion of Cadent sales and marketing personnel.  Additionally, clinical education costs increased approximately $1.5 million during the second quarter of 2011 primarily due to the Invisalign European Summit in the second quarter of 2011, which was not held during the same period in 2010.

Our sales and marketing expense for the six months ended June, 2011 increased compared to the same period in 2010 primarily due to higher payroll and payroll-related costs of approximately $6.0 million resulting from an increase in headcount partly due to the Cadent acquisition.  We incurred higher marketing, media, travel, and advertising costs of approximately $4.5 million primarily due to targeted TV advertising and the International launch of Invisalign G3.  Additionally, clinical education costs increase of approximately $2.3 million during the second half of 2011 primarily due to the Invisalign European Summit in the second quarter of 2011, which was not held during the same period in 2010.

General and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
General and administrative	$26.1	$15.0	$11.1	$45.1	$30.0	$15.1
% of net revenues	21.7%	13.9%		20.0%	15.1%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense increased for the three months ended June 30, 2011 compared to the same period in 2010 primarily due higher payroll and payroll-related costs of approximately $4.1 million resulting from compensation adjustments and an increase in headcount due to the Cadent acquisition.  We also incurred higher consulting, accounting, legal, and travel costs of approximately $6.7 million primarily related to the acquisition and integration of Cadent into our business operations.

General and administrative expense increased for the six months ended June 30, 2011 compared to the same period in 2010 primarily due higher consulting, accounting, legal, and travel costs of approximately $8.6 million mostly related to the integration of Cadent into our business operations.  We also incurred higher payroll and payroll-related costs of $6.2 million resulting from compensation adjustments and an increase in headcount due to the Cadent acquisition.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Research and development	$9.3	$6.4	$2.9	$18.7	$12.5	$6.2
% of net revenues	7.7%	5.9%		8.3%	6.3%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased during the three months ended June 30, 2011 compared to the same period in 2010 primarily due to higher payroll related costs of approximately $1.9 million resulting from an increase in headcount due to the Cadent acquisition.  We also incurred higher travel and outside service costs of approximately $0.4 million primarily related to the integration of Cadent into our business operations.

Research and development expense increased during the six months ended June 30, 2011 compared to the same period in 2010 primarily due to higher payroll related costs of approximately $2.9 million resulting primarily from an increase in headcount due to the Cadent acquisition.  We also incurred higher travel and outside service costs of approximately $2.4 million primarily related to the payment to Cadent under the Joint Development agreement that we entered into on January 2011 before the completion of our acquisition on April 2011.

Amortization of acquired intangible assets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Amortization of acquired intangible assets	$0.6	$—	$0.6	$0.6	$—	$0.6
% of net revenues	0.5%			0.3%

Amortization of acquired intangibles related to operating expense for the three and six month ended June 30, 2011 was approximately $0.6 million which were related to trademarks and customer relationships that were acquired as part of the Cadent acquisition during the second quarter of 2011.

Insurance settlement (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Insurance settlement	$—	$(8.7)	$8.7	$—	$(8.7)	$8.7
% of net revenues		8.0%			4.4%

In June 2010, we received an $8.7 million insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.

Interest and other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Interest income	$0.1	$0.1	$—	$0.3	$0.2	$0.1
Other income (expense), net	(0.4)	0.1	(0.5)	(0.5)	(0.6)	0.1

Total interest income and other income (expense), net	$(0.3)	$0.2	$(0.5)	$(0.2)	$(0.4)	$0.2

Interest and other income (expense), net, include interest income earned on cash and investment balances, foreign currency translation gains and losses, and other miscellaneous charges.

Interest income for the three and six months ended June 30, 2011 was comparable to the same period in 2010.

Other expense, net for the three months ended June 30, 2011 increased as compared with the same period in 2010 reflecting higher foreign exchange losses.

Other expense, net for the six months ended June 30, 2011 was comparable to the same period in 2010.

Income tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Provision for income taxes	$5.1	$12.9	$(7.8)	$10.4	$18.1	$(7.7)

We recorded an income tax provision of $5.1 million and $12.9 million for the three months ended June 30, 2011 and 2010, respectively, representing effective tax rates of 31.5% and 28.3%.

We recorded an income tax provision of $10.4 million and $18.1 million for the six months ended June 30, 2011 and 2010, respectively, representing effective tax rates of 27.8% and 27.6%.

As a result of our acquisition of Cadent, we recorded a deferred tax liability (“DTL”) of $9.1 million related to the acquired intangible assets.  Additionally, $5.2 million of valuation allowance related to Cadent’s U.S.  deferred tax assets (“DTA”) was released due to Align’s historical and expected taxable income and the ability to utilize Cadent’s DTA.  The Cadent DTL exceeded the acquired DTA by $3.9 million and serves to increase the acquired goodwill by a corresponding $3.9 million.  The valuation allowance related to Cadent’s foreign DTA is maintained due to a lack of historical profitability and uncertain future profitability.  Of the $5.2 million of Cadent’s DTA released, $4.0 million relate to U.S.  Federal and state net operating losses.

Our effective tax rate for the remainder of 2011 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

We exercised significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.  As of June 30, 2011, we have recorded a valuation allowance of approximately $20.9 million related to capital loss and foreign loss carryforwards because we cannot forecast sufficient future capital gains or foreign source income to realize these DTAs.  Of the $20.9 million of valuation allowance, $14.8 million relates to Cadent’s foreign DTAs.   These net operating loss and capital loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related DTAs will be realized.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock.  As of June 30, 2011 and December 31, 2010, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	June 30 ,	December 31,
	2011	2010
Cash and cash equivalents	$168,607	$294,664
Marketable securities, short-term	6,755	8,615
Marketable securities, long-term	4,112	9,089

Total	$179,474	$312,368

Cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash flow provided by (used in) :
Operating activities	$46,944	$61,241
Investing activities	(188,206)	1,959
Financing activities	15,128	6,364
Effects of exchange rate changes on cash and cash equivalents	77	(250)

Net increase (decrease) in cash and cash equivalents	$(126,057)	$69,314

As of June 30, 2011, we had $179.5 million of cash, cash equivalents, and marketable securities.   Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which include corporate bonds, foreign bonds, and agency bonds.

As of June 30, 2011, approximately $44.7 million of the $168.6 million of cash was held by our foreign subsidiaries.  U.S. taxes have not been provided on the undistributed earnings from non U.S. operations as such earnings are intended to be reinvested outside the U.S.

Operating Activities

For the six months period ended June, 2011, cash flows from operations of approximately $46.9 million resulted primarily from our net profit of approximately $27.0 million adjusted for the following:

Non-cash activities

•	Depreciation, amortization, and the amortization of intangibles were approximately $8.3 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition.

•	Stock-based compensation expense was approximately $9.3 million related to equity incentive compensation granted to employees.

•	Deferred taxes were approximately $7.9 million primarily due to the utilization of our deferred tax assets.

•	Other non-cash activities including the benefit from doubtful accounts and the gain on the retirement/disposal of our fixed assets of approximately $0.1 million.

Changes in working capital

•	Accounts receivable increased by approximately $10.8 million due to the increase in revenues during the six months ended June 30, 2011, reducing our cash inflow from operating activities.

•	Deferred revenues increased by approximately $5.8 million primarily due to higher sales during the first half of 2011, increasing our cash inflow from operating activities.

•

Other working capital comprising of inventories, prepaid expenses and other assets, accounts payable, and accrued and other long-term liabilities resulted in a net decrease of approximately $0.4 million, reducing our cash inflow from operations.

For the six months period ended June 30, 2010, cash flows from operations of $61.2 million resulted primarily from our net profit of approximately $47.5 million adjusted for the following:

Non-cash activities

•	Deferred taxes were approximately $17.4 million primarily due to the utilization of our deferred tax assets.

•	Stock-based compensation expense was $7.7 million related to equity incentive compensation granted to employees.

•

Net other non-cash activities including depreciation and amortization, provision for doubtful accounts, excess tax provision for our share-based payments, and loss on the retirement/disposal of our fixed assets of $8.0 million.

Changes in working capital

•

Accounts receivable increased by approximately $10.1 million due to the increase in revenues and timing of collections during the six months ended June 30, 2010, reducing our cash inflow from operating activities.

•

Deferred revenue decreased by $4.4 million primarily due to the release of previously deferred revenue for Invisalign Teen replacement aligners in June 2010, reducing our cash inflow from operating activities.

•

Other working capital comprised of inventories, prepaid expenses and other assets, accounts payable, and accrued and other long-term liabilities decreased $4.9 million, reducing our cash inflow from operations.

Investing Activities

Net cash used in investing activities was $188.2 million for the six months ended June 30, 2011 primarily consisted of our cash paid for the acquisition of Cadent of approximately $187.0 million and approximately $8.5 million of property, plant, and equipment purchases.  These costs were partially offset by $6.9 million of maturities of our marketable securities.

Net cash provided by investing activities was $2.0 million for the six months ended June 30, 2010 primarily consisted of maturities of our marketable securities of $11.0 million, which were partially offset by property, plant, and equipment purchases of $8.8 million.  There were no purchases of marketable securities during the first half of 2010 as we shifted our investments into savings accounts and money market funds.

As a result of adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns.  Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash provided by financing activities was $15.1 million for the six months ended June 30, 2011 primarily resulting in $16.5 million in proceeds from the issuance of our common stock, which were partially offset by $1.4 million of taxes paid on the vesting of restricted stock units related to our employee stock plan.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.  These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K, with the exception of goodwill, for the year ended December 31, 2010.

•	Revenue recognition;

•	Stock-based compensation expense;

•	Long-lived assets, including finite lived purchased intangible assets;

•	Deferred tax valuation allowance;

•	Goodwill.

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

Invisalign

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

Scanners and CAD/CAM Services

We recognize revenues from the sales of iTero and iOC scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the scanners, a range of iTero restorative services and OrthoCAD services such, as OrthoCAD iCast, OrthoCAD iQ, and OrthoCAD iRecord.  We sell scanners and services through both our direct sales force and distributors.  The scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  When scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element’s relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our pricing and discounting strategies.  We will continue to review our estimates as we continue to integrate Cadent into our business.

Revenues for unlimited scanning service agreements and extended warranty are recognized ratably over the service periods.  If a customer selects a pay per use basis for scanning service fees, the revenue is recognized as the service is provided.

For direct sales and sales to certain distributors, scanner revenue is recognized once the scanner has been installed and on-site training is completed.  For other distributors who provide training to the customer, we recognize scanner revenue when the scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.

Revenues from iTero restorative services and OrthoCAD services are recognized as the services are provided.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this

Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

Except as described below, there were no changes in our internal control over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On April 29, 2011, we completed the acquisition of Cadent Holdings, Inc. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information regarding this event.  We plan to exclude this acquisition from the scope of our annual report on internal controls over financial reporting for the period ended December 31, 2011, as permitted by Securities and Exchange Commission guidance.  We are in the process of integrating Cadent into our overall internal control over financial reporting process.  This process may result in additions or changes to our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.  The complaint alleged that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements for minimum case submission and continuing education credits requirements.  In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements.  Dr. Leiszler sued on behalf of himself and all others similarly situated.  The complaint sought a refund of the price paid to us for Invisalign training.  On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement.  On December 23, 2010, the Court granted preliminary approval of the proposed settlement and on April 8, 2011, granted final approval of the settlement.  The settlement took effect on May 18, 2011.  Under the terms of the settlement, class members who did not elect to receive the cash remedy prior to the Court-ordered deadline will be reinstated to prescribe Invisalign treatment after the effective date under certain circumstances.  In January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elected the cash remedy, as well as legal fees and other costs.  We recorded a total litigation settlement charge of $4.5 million during the third and fourth quarter of 2010 for this settlement.  In early June 2011, payments were made from the escrow account to class members who elected the cash remedy and the remaining balance of the escrow has been refunded to Align, except for a nominal amount which has been retained for administrative purposes.

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

On June 29, 2010, Weber requested that the Court enter final judgment as to Align pursuant to Federal Rule of Civil Procedure 54(b) in order to certify Align’s dismissal for immediate appeal.  We filed an opposition to Weber’s request on July 19, 2010, on the grounds that Weber failed to show that exceptional circumstances warranted the entry of a final judgment where fewer than all claims or parties had been dismissed.  On August 20, 2010, the Court denied Weber’s motion.  On October 29, 2010, the Court dismissed the action against OrthoClear and OrthoClear Holdings Inc. with prejudice at the request of the remaining parties pursuant to a settlement.  The Stipulation and Order of Dismissal with Prejudice entered by the Court provides that the settlement and dismissal does not affect any rights Weber may have to appeal dismissal of the action as against us.  We believe Weber’s right to appeal expired earlier this year, and that there is no evidence to indicate that a reasonable possibility exists that a loss had been incurred as of June 30, 2011.

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007.  The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the class period we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts.  On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff.  The lead plaintiff filed an amended complaint on January 29, 2010.  The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force.  On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint.  The motion was heard by the Court on July 9, 2010 and on June 8, 2011, the Court granted our motion to dismiss with leave to amend.  On July 22, 2011, the lead plaintiff filed a second amended complaint adding allegations that Align and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning our ClinAdvisor product.  A response to the seconded complaint is not yet due from Align or Mr. Prescott.  We believe the lawsuit to be without merit and intend to vigorously defend ourselves.

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

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a continued weakness in general economic conditions.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions.  A general slowdown in the United States economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced the patient traffic in dentists’ offices, reduction in consumer spending on higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results.  Continued weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intra-oral scanners.  In addition, Invisalign, which currently accounts for the vast majority of our revenues, represents a significant change from traditional orthodontic treatment, and customers and consumers may be reluctant to accept it or may not find it preferable to traditional treatment.  We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign is appropriate for only a limited percentage of their patients.  Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.

The frequency of use of the Invisalign system by orthodontists or GPs may not increase at the rate that we anticipate or at all.

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

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products.  We also provide volume based discount programs to our doctors.  In addition, we sell a number of products at different list prices.  If we introduce any price reductions, or consumer rebate programs, expand our discount programs in the future, if participation in these programs increases, if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue, or if sales by our distributors grows at a faster pace than our direct sales, our average selling price would be adversely affected and our revenues, gross margin and net profits (losses) may be reduced.  Furthermore, although the U.S. dollar is our reporting currency, a portion of our revenues and profits are generated in foreign currencies.  Revenues and profits generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates.  As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of revenues and profits in our consolidated financial statements.

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

•	Hiring and retaining employees;

•	Delays and cost overruns as a result of a number of factors, any of which may be out of our control, such as:

•	Labor shortages and disputes;

•	Delays in government approvals;

•	Delays in the customization, delivery and installation of equipment; and

•	Production start-up problems; and

•	Implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems.

If the opening of this facility is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business.  Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements.  Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

We acquired Cadent Holdings, Inc. in April 2011.  We acquired Cadent for their people, their technology and their existing revenue streams such as OrthoCAD iQ™ and iCast ™ in addition to their intra-oral scanning technology.  This acquisition is expected to strengthen our ability to drive adoption of Invisalign by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices.  In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base.  We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of this acquisition.  Potential risks include:

•	slower adoption or lack of acceptance for intra-oral scanning products in general or our chairside features,

•	our inability to increase utilization by integrating Invisalign treatment more fully with intra-oral scanners,

•	difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business,

•	diversion of management resources and focus from ongoing business matters,

•	retention of key employees following the acquisition,

•	delay in expected timing of interoperability of Cadent’s iTero™ scanners with the Invisalign system

•	aggressive competition from other manufacturers of intraoral scanners could lengthen the customer evaluation process and result in price reductions and loss of sales,

•	difficulty dealing with tax, employment, logistics, and other related issues unique to international operations in Israel,

•	possible impairment of relationships with employees and customers as a result of the integration of the Cadent and Align businesses,

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

•	fluctuations in currency exchange rates against the U.S. dollar;

•	changes in product mix;

•	if participation in our customer rebate program increases our average selling price will be adversely affected;

•	seasonal fluctuations in the number of doctors in their offices and their availability to take appointments;

•	success of or changes to our marketing programs from quarter to quarter;

•	our reliance on our contract manufacturer for the production of sub-assemblies for our intra-oral scanners;

•	timing of industry tradeshows;

•	changes in relationships with our distributors;

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

•	the development and marketing of directly competitive products by existing and new competitors;

•	aggressive price competition from competitors;

•	costs and expenditures in connection with litigation;

•	the timing of new product introductions by us and our competitors;

•

disruptions to our business due to political, economic or other social instability, including the impact of an epidemic any of which results in changes in consumer spending habits, consumers unable or unwilling to visit the orthodontist or general practitioners office, as well as any impact on workforce absenteeism;

•	inaccurate forecasting of revenues, production and other operating costs; and

•	investments in research and development to develop new products and enhancements.

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

Our future success may depend on our ability to develop, manufacture, market, and obtain regulatory approval or clearance of new products.  There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product.  The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	include functionality and features that address customer requirements;

•	ensure compatibility of our computer operating systems and hardware configurations with those of our customers;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	differentiate our offerings from our competitors’ offerings;

•	innovate and develop new technologies and applications;

•	the availability of third-party reimbursement of procedures using our products;

•	obtain adequate intellectual property rights; and

•	encourage customers to adopt new technologies.

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue.  Even if we successfully innovate and develop new products and produce enhancements, we may incur substantial costs in doing so, and our profitability may suffer.  In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient.  Since it takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

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

We are dependent on commercial freight carriers, primarily UPS, to deliver our products to our customers.  If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our customers on a timely basis.  If we cannot deliver our products in an efficient and timely manner, our customers may reduce their orders from us and our revenues and operating profits could materially decline.  In a rising fuel cost environment, our freight costs will increase.  If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in our cost of revenues, our gross margin and financial results could be adversely affected.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Our key production steps are performed in operations located outside of the U.S.  At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico.  These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds.  Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico.  In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia.  In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in Costa Rica.  With the acquisition of Cadent in April 2011, we now also have operations in Israel where the design and wand assembly, scanner manufacturing and digital modeling of our intra-oral scanners occurs.  Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations;

•	fluctuations in currency exchange rates;

•	import and export license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

•	political, social and economic instability, including as a result of increased levels of violence in Juarez, Mexico or the Middle East;

•	acts of terrorism and acts of war;

•	interruptions and limitations in telecommunication services;

•

product or material transportation delays or disruption, including as a result of health epidemics restricting travel to and from our international locations or as a result of natural disasters, such as earthquakes or volcanic eruptions;

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

Training production technicians takes approximately 90 to 120 days.  As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to deliver our products within the timeframe our customers expect.  Such a delay could cause us to lose existing customers or fail to attract new customers.  This could cause a decline in our revenues and net profits and could adversely affect our results of operations.

Our headquarters, digital dental modeling processes, and other manufacturing processes are principally located in regions that are subject to earthquakes and other natural disasters.

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

Competition in the markets for our products is intense and we expect aggressive competition from existing competitors and other companies that may introduce new technologies in the future.

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the United States.  Many of these manufacturers, including Danaher Corporation, 3M, Sirona Dental Systems, Inc. and Dentsply International, have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive.  Large consumer product companies may also enter the orthodontic supply market.  Furthermore, we may face competition in the future from new companies that may introduce new technologies.  We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive.  If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed.  Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our revenues, volume growth, net profit (losses) and stock price.  We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

We are currently focused on adding more functionality into our business enterprise systems to more efficiently integrate these systems with our other system applications, such as customer facing and manufacturing tools, and intend to continue this effort for the foreseeable future.  System upgrades and enhancements, require significant expenditures and allocation of valuable employee resources.  Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.  Furthermore, we continuously upgrade our customer facing software applications, specifically the ClinCheck and MyCadent software, and the Invisalign Doctor Site.  Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released.  The discovery of a defect or error or the incompatibility with the computer operating system and hardware configurations of customers in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenue or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.  Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries.  Our inability to do so could harm our competitive position.  As of June 30, 2010, we had 237 issued U.S. patents, 144 pending U.S. patent applications, and 126 issued foreign patents, and 156 pending foreign patent applications.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K an Annual Report by our management regarding the effectiveness of our internal control over financial reporting.  The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate.  In addition, Cadent was a private company and has not been subject to periodic reporting as a public company.  There can be no assurance that the Cadent system of internal control over financial reporting would meet the standards required for public companies.  Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. We plan to exclude them from the scope of our annual report on internal controls over financial reporting for the period ended December 31, 2011. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under US GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Additionally, goodwill is required to be tested for impairment at least annually.  The valuations used to determine the fair values used to test goodwill or amortizable intangible assets are dependent upon various assumptions and reflect management’s best estimates.  Net sales growth, discount rates, earnings multiples and future cash flows are critical assumptions used to determine these fair values.  Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flows, among other factors, may cause a change in circumstances indicating that the carrying value of goodwill or amortizable intangible assets may not be recoverable.  We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or amortizable intangible assets is determined.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams.  The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.  Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists.  Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions.  Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business.  Furthermore, we may not be successful in retaining our key personnel or their services.  If we are unable to attract and retain key personnel, our business could be materially harmed.  In addition, our ability to recognize revenue on the direct sales of our scanners depends in part upon our ability to schedule and staff trainings.  The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business.  If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our revenues our scanner revenues could be materially harmed.

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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our scanners.  We maintain single supply relationships for many of these machines and materials technologies.  In particular, our scanning and stereolithography equipment are provided by a single supplier.  We are also committed to purchasing all of our resin and polymer, the primary raw materials used in our manufacturing process, from a single source.  If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies.  In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes.  Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth.  Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands.  If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.  In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

We depend on a single contract manufacturer and supplier of parts used in our iOC and iTero scanners and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on a third party manufacturer in Israel to assemble our iOC and iTero scanners.  As a result, if this third party manufacturer fails to deliver its components or if we lose its services, we may be unable to deliver our products in a timely manner and our business may be harmed.  Any difficulties encountered by the third party manufacturer with respect to hiring personnel, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner.  Finding a substitute manufacturer may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of our intra-oral scanning products.  Any failure by our contract manufacturer that results in delays in our fulfillment of customer orders may cause us to lose revenues and suffer damage to our customer relationships.

We primarily rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.  As of June 30, 2011, our North American sales organization consisted of 182 people, of which 150 were quota carrying sales representatives and 32 were regional sales managers and administration.  Internationally, we had 60 people engaged in sales and sales support as of June 30, 2011.  We do not have any long-term employment contracts with the members of our direct sales force.  The loss of the services provided by these key personnel may harm our business.  If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.  In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product.  As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

If our distributor relationships are not successful, our ability to market and sell our products would be harmed and our financial performance will be adversely affected.

We depend on relationships with distributors for the marketing and sales of our products in various geographic regions, and we have a limited ability to influence their efforts.  Relying on distributors for our sales and marketing could harm our business for various reasons, including:

•	agreements with distributors may terminate prematurely due to disagreements or may result in litigation between the partners;

•	we may not be able to renew existing distributor agreements on acceptable terms;

•	our distributors may not devote sufficient resources to the sale of products;

•	our distributors may be unsuccessful in marketing our products;

•	our existing relationships with distributors may preclude us from entering into additional future arrangements with other distributors; and

•	we may not be able to negotiate future distributor agreements on acceptable terms.

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

If any of these events were to occur, they could harm our business.  We must comply with facility registration and product listing requirements of the FDA and adhere to applicable Quality System regulations.  The FDA enforces its Quality System regulations through periodic unannounced inspections.  For instance, on November 17, 2010, we received a Warning Letter from the FDA, which requested additional documentation relating to our written implemented corrective actions to our Complaint and Medical Device Reporting procedures.  We responded to the Warning Letter on November 22, 2010, and we are working closely with the FDA to address their concerns and close the matter.  Should we fail to promptly and fully address the issues listed in the Warning Letter may result in further regulatory sanctions, including additional Warning Letters, adverse publicity, refusal to clear or approve applications for new or modified products, injunctions, fines, civil penalties or criminal prosecution.  Any FDA enforcement action could have a material adverse effect on us.

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

Outside of North America, we currently sell our products in Europe, Asia Pacific, Latin America and the Middle Eastand may expand into other countries from time to time.  For sales of our products outside the U.S., we are subject to foreign regulatory requirements that vary widely from country to country.  The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements.  We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future.  We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals.  If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1†	Summary of 2010 Incentive Awards for Named Executive Officers	Form 8-K	02/04/2011

10.2†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/04/2011	10.1

10.3†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.4†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

10.5	Twomey housing agreement.	Form 8-K	03/29/2011	2.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

Date August 8, 2011	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ KENNETH B. AROLA
Kenneth B. Arola Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1†	Summary of 2010 Incentive Awards for Named Executive Officers	Form 8-K	02/04/2011

10.2†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/04/2011	10.1

10.3†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.4†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

10.5	Twomey housing agreement.	Form 8-K	03/29/2011	2.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.