Form 10-K
period 2011-12-31
ALIGN TECHNOLOGY INC
filed 2012-02-29
CIK 1097149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,744,074,304 as of June 30, 2011 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 22, 2012, 79,368,864 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.

FORM 10-K

For the Year Ended December 31, 2011

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen Vivera, SmartForce, Power Ridges, iTero, iOC,Orthocad iCast, Orthocad iRecord and Orthocad iQ amongst others, are trademarks belonging to Align Technology, Inc., and/or its subsidiaries and are pending or registered in the United States and other countries.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements, including Invisalign G3 and G4, will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Cadent Holdings, Inc. (“Cadent”) acquisition, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the timing of our plans and transition into a new manufacturing facility, the anticipated number of new doctors trained and their impact on volumes, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part I, Item 1A “Risk Factors”.  We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Our Company

Align Technology, Inc (“We”, “Our”, “Align”) designs, manufactures and markets a system of clear aligner therapy, intra-oral scanners and CAD/CAM (computer-aided design and computer-aided manufacturing) digital services used in dentistry, orthodontics, and dental records storage.  Align Technology was founded in March 1997 and incorporated in Delaware in April 1997.  Our headquarters are located at 2560 Orchard Parkway, San Jose, California 95131, and our telephone number is 408-470-1000.  Our international headquarters are located in Amsterdam, The Netherlands.

We have two operating segments: (1) Clear Aligner, known as the Invisalign system; and (2) Scanners and CAD/CAM Services, known as iTero and iOC intra-oral scanners and OrthoCAD services.  For the year ended December 31, 2011, Clear Aligner revenues represent approximately 94 percent of worldwide revenue, while Scanners and CAD/CAM Services represent the remaining 6 percent of worldwide revenues.  We distribute the vast majority of our products directly to our customers: orthodontists and general practitioner dentists, or GPs, as well as to restorative dentists, including prosthodontists, periodontists, and oral surgeons.

We received the United States Food and Drug Administration (“FDA”) clearance to market the Invisalign system in 1998.  The Invisalign system is regulated by the FDA as a Class II medical device.  In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course.  The Invisalign system is sold in North America, Europe, Asia Pacific, Latin America and Japan.  We use a distributor model for the sale of our products in non-core country markets in the Asia Pacific, Europe, the Middle East and Africa (EMEA), and Latin America regions.

On April 29, 2011, we acquired Cadent Holdings, Inc.  (“Cadent”), a leading provider of 3D digital scanning solutions for orthodontics and dentistry.   Since this acquisition, we now manufacture the iTero and iOC digital intra-oral scanners and provide CAD/CAM restorative models for use by dental professionals and/or labs and services for orthodontic digital procedures.  In North America, Scanners and CAD/CAM Services are sold through our direct sales force and distribution partners.  In Europe, and other regions outside of North America, we use a distributor model for the sale of our Scanners and CAD/CAM Services.

Clear Aligner Segment

Malocclusion and Traditional Orthodontic Treatment

Malocclusion, or the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting nearly a billion people, or approximately 50 to 75% of the population of major developed countries.   Approximately 6.8 million people annually elect treatment by orthodontists worldwide, of which approximately 2.6 million have mild to moderate malocclusion and are applicable to Invisalign treatment—our served market.

In the United States (“U.S.”), orthodontists and GPs treat malocclusion primarily with metal arch wires and brackets, referred to as braces, and augment braces with elastics, metal bands, headgear and other ancillary devices as needed.  Options available to attempt to improve treatment aesthetics include using ceramic, tooth-colored brackets or bonding brackets on the inside, or lingual surface, of the patient’s teeth.  The average treatment takes approximately 12 to 24 months to complete and requires several hours of direct dental professional involvement, known in the industry as “chair time,” including the initial diagnosis, creation of an appropriate treatment plan and bonding of the brackets to the patient’s teeth and attachment of arch wires to the brackets.  Subsequent visits involve tightening or otherwise adjusting the braces approximately every six weeks until the final visit when the dental professional removes each bracket and residual bonding agent from the patient’s teeth.  Upon completion of the treatment, the dental professional may, at his or her discretion, have the patient use a retainer.

The Invisalign System

The Invisalign system is a proprietary method for treating malocclusion based on a series of doctor-prescribed, custom manufactured, clear plastic removable orthodontic aligners.  The Invisalign system offers a range of treatment options, specialized services, and proprietary software for treatment visualization and is comprised of the following phases:

Orthodontic diagnosis and transmission of treatment data to us.    The dental professional prepares and sends us a patient’s treatment data package which consists of a prescription form, a polyvinyl-siloxane, or PVS impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition.  The dental professional can also submit an intra-oral scan or “digital impression” through an iTero or iOC intra-oral scanner instead of a physical PVS impression.

Preparation of 3D computer models of the patient’s initial malocclusion.    Upon receipt, we use the treatment data to construct digital models of the patient’s dentition.  Using computed tomography, known as CT scanning, we scan the PVS impression to develop a digital, three-dimensional computer model of the patient’s current dentition.  In cases where the dental professional submits a digital impression, this step in the process is eliminated.

Preparation of computer-simulated treatment and viewing of treatment using ClinCheck software.    We transform this initial digital model into a proposed custom, three-dimensional treatment plan, called a ClinCheck treatment plan.  The ClinCheck plan simulates appropriate tooth movement broken down into a series of two-week increments, and details timing and placement of any attachments that will be used during treatment.   Attachments are tooth-colored “buttons” that are sometimes used to increase the biomechanical force on a specific tooth or teeth in order to effect the desired movement.  The patient’s ClinCheck treatment plan is then made available to the prescribing dental professional via the Invisalign Doctor Site which enables the dental professional to project tooth movement with a level of accuracy not previously possible with metal arch wires and brackets.  By reviewing and amending the treatment simulation, the dental professional retains control over the treatment plan.

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

Manufacture of aligners and shipment to the dental professional.    From these molds, aligners are fabricated by pressure-forming polymeric sheets over each mold.  Aligners are thin, clear plastic, removable dental appliances that are custom manufactured in a series to correspond to each two-week stage of the ClinCheck animation.  Aligners are generally worn for consecutive two-week periods which correspond to the approved ClinCheck treatment plan.  After two weeks of use, the patient replaces them with the next pair in the series, advancing tooth movement with each aligner stage.  Throughout treatment, the doctor may place attachments or use other auxiliaries to achieve desired tooth movements, per the doctor’s original prescription and resulting ClinCheck treatment plan.

Retention.    Upon completion of the treatment, the patient may be prescribed our single clear retainer product or our Vivera retainer product.  Vivera retainers are shipped every three months over a one year period.

Scanners and CAD/CAM Services Segment

Although advancements have been made in materials used for taking dental impressions since their introduction one hundred years ago, the overall impression process has remained relatively unchanged.   Shortcomings such as voids, pulls, and the general margin for error have remained inherent in conventional impressions, and subsequent retakes create unnecessary cost increase for a clinical practice.  Intra-oral scanning is an emerging technology that we believe will have substantial impact on the future of dentistry.  By enabling the dental practitioner to create a 3D image of the patient’s teeth using a handheld intra-oral scanner inside the mouth, intra-oral scanning is more efficient and precise and more comfortable for patients, compared to the mess, discomfort, and subjective nature of taking physical impressions.  The digital model created with an intra-oral scanner is more accurate than a physical impression and substantially reduces the rate of restoration “remakes” so patients are recalled less often and the appointment time for the restoration is shorter because of fewer adjustments, which results in greater overall patient satisfaction.

As the only intra-oral scanner system in the market based on parallel confocal imaging, the iTero and iOC intra-oral scanners utilize laser and optical scanning to capture the contours of the patient’s dentition, gingival structures and the bite.  The intra-oral scanners capture 100,000 points of laser light in perfect focus without the use of powder to coat the teeth, allowing for contact of the wand and tooth.  The benefit of contact scanning for the clinician is it eliminates the challenge of hovering over the teeth at a specific distance which can be complicated.  For the patient, they enjoy a more comfortable powder free experience which allows the clinician to provide a very comfortable patient centric experience.  Within minutes, an accurate 3D digital impression can be viewed on the screen.  The 3D digital model file can be used for various procedures and services including, fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; Invisalign digital impression submission; digital records storage; orthodontic diagnosis and computer aided placement of traditional braces; and orthodontic retainers and appliances.

Both iTero and iOC intra-oral scanners consist of a mobile computer unit, display screen, a control foot pedal and scanning wand to scan and capture a patient’s dentition (full or partial dental arch).  System software features include occlusal map, eraser tool, edge trim tool, real-time modeling and an option to submit scans for Invisalign treatment.  The systems provide doctors and labs with an open choice to export generic digital files of their digital impression to use with other third party dental service providers.  This allows the digital impression to integrate with cone beam CT images for implant and orthodontic treatment planning.  OrthoCAD services are additional services available with our iOC scanner or iTero Dual scanner.  In-office training on the system and features is provided after the unit is delivered to the practice.

Our Products and Services

Our revenues are generated from the sale of the following product offerings.

Percentage of Revenues by Product	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Invisalign Full	63%	68%	75%
Invisalign Express/Lite	9	9	9
Invisalign Teen	11	14	8
Invisalign Assist	6	4	3
Invisalign Non-case	5	5	5
Scanners*	3	—	—
CAD/CAM Services*	3	—	—

Total	100%	100%	100%

*	As the acquisition of Cadent closed on April 29, 2011, the year ended December 31, 2011 balances for Scanners and CAD/CAM Services only reflect eight months of revenues.

Clear Aligner Products

Invisalign Full.    Used for a wide range of malocclusion, Invisalign Full consists of the number of aligners necessary to achieve the doctor’s treatment goals.  For Invisalign Full, aligners are manufactured and then delivered to the dental professionals in a single shipment.  Invisalign Full is sold in the U.S., Canada, and our international regions.

Invisalign Express (10 and 5) and Invisalign Lite.    Invisalign Express and Invisalign Lite are lower-cost solutions for less complex orthodontic cases, non-comprehensive treatment relapse cases, or straightening prior to restorative or cosmetic treatments such as veneers.  Invisalign Express 10 and Invisalign Express 5, which are sold in the U.S. and Canada, uses up to 10 and 5 sets of aligners, respectively.  Invisalign Lite, sold in our international regions, uses up to 14 sets of aligners per arch.  For Invisalign Express/Lite, aligners are manufactured and then delivered to the dental professionals in a single shipment.

Invisalign Teen.    Invisalign Teen includes all the features of Invisalign Full, plus additional features that address the orthodontic needs of teenage patients such as eruption compensation and six free single arch replacement aligners.  This product is predominantly marketed to orthodontists who treat the vast majority of malocclusion in teenage patients.  For Invisalign Teen, aligners (other than the replacement aligners) are manufactured and then delivered to the dental professionals in a single shipment.  Invisalign Teen is sold in the U.S., Canada, and our international regions.

Invisalign Assist.    Intended for use for anterior alignment and aesthetically-oriented cases Invisalign Assist offers added support throughout the treatment process, including progress tracking that allows the dental professional to submit new impressions every nine stages.  When the progress tracking feature is selected, aligners are shipped to the dental professional after every nine stages thereby helping to achieve successful treatment outcomes.  Predominantly marketed to GPs, Invisalign Assist is intended to make it easier to select appropriate cases for their experience level or treatment approach, submit cases more efficiently and manage appointments with suggested tasks.  Invisalign Assist is sold in the U.S. and Canada.

Retention.    In addition to a traditional single retainer product, we also offer Vivera retainers, where we deliver a new replacement retainer to orthodontic patients every three months for one year.  Doctors can prescribe Vivera retainers for their Invisalign and their non-Invisalign patients.

Invisalign non-case revenues.    Invisalign non-case revenues represent retainer products discussed above, Invisalign training fees and sales of ancillary products, such as cleaning material and adjusting tools used by dental professionals during the course of treatment.

Feature Enhancements.    Beginning in September 2009, we began introducing enhanced features across the Invisalign system.  Referred to as Invisalign 1.5 (launched in September 2009), Invisalign G3 (launched in October 2010) and Invisalign G4 (launched in November of 2011), these feature enhancements are a collection of clinical innovations designed to address some of the most significant treatment challenges doctors encounter. Features include:

•

Precision Cuts, which are custom mesial and distal hooks used to provide anchorage for elastics and button cutouts to accommodate buttons bonded to the tooth aimed to help treat patients with Class II and Class III malocclusion; and

•	New SmartForce features engineered to achieve more predictable tooth movements using custom optimized attachments and Power Ridges.

In addition to clinical tools and enhancements, Invisalign G3 streamlined the overall treatment planning process making it easier and more intuitive for doctors to create and modify ClinCheck treatment plans through intuitive features and drag-and-drop interfaces in ClinCheck software and a significant redesign of the Invisalign Doctor Site.

Proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck software, the Invisalign Doctor Site and enhanced features such as Invisalign G3 and Invialign G4 are included as part of the Invisalign system and are not sold separately nor do they contribute as individual items of revenue.

Scanners and CAD/CAM Services Products

Scanners

iTero Scanner.    The iTero intra-oral scanner is used by GPs, prosthodontists, periodontists, and oral surgeons and includes features for restorative procedures commonly performed in their practices such as veneers, inlays, onlays, crowns, bridges and implants The iTero restorative software provides the ability to scan quadrants and full arches, and allows simple powder-free capture of digital impressions for single-unit cases as well as more complex restorative and implant treatment plans.  The iTero software also contains exclusive Invisalign interoperability to support clear aligner orthodontic treatment.

iOC Scanner.    The iOC intra-oral scanner is used by orthodontists for digital records storage, orthodontic diagnosis, computer aided placement of traditional braces, Invisalign digital impression submission, and for the fabrication of printed models, retainers and orthodontic appliances.  The iOC orthodontic software digitally captures the contours of the dentition and the gingival structures, providing an accurate, powder-free digital orthodontic scan in just minutes.  This digital impression procedure ensures a more comfortable patient experience and produces a precise scan that can be seamlessly integrated with Invisalign treatment, OrthoCAD iCast, OrthoCAD iQ, which allows a doctor to utilize sophisticated measurement and treatment planning tools.

iTero Dual Scanner.    The iTero Dual scanner, which includes both the iTero restorative software and the iOC orthodontic software, allows multiple-specialty practices to utilize one intra-oral scanner to service all their scanning needs including crown and bridge, implants, and orthodontic treatment.

CAD/CAM Services

iTero Models and Dies.    An accurate physical model and dies are manufactured based on the digital scan and sent to the laboratory of the dentist’s choice for completion of the needed restoration.  The laboratory also has the option to export the digital file for immediate production of coping and full-contour restorations on their laboratory CAD/CAM systems.  The laboratory conducts then completes the ceramic buildup or staining and glazing and delivers the end result—a precisely fitting restoration.  iTero prosthetics have a near-zero remake rate.

OrthoCAD iCast.    iCast provides a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval.  The iCast digital model contains a full ABO (American Board of Orthodontics) base and is available from an iOC scan, the iTero Dual Scanner or from a traditional alginate impression.

OrthoCAD iRecord.    iRecord provides a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval.  This simplified model without an ABO base is an economical option for record retention.  The iRecord is available exclusively from an iOC scan or the iTero Dual Scanner.

OrthoCAD iQ.    OrthoCAD iQ is an innovative computer-guided system for optimal placement of traditional brackets and customized indirect bonding tray system.  OrthoCAD iQ services are available from an iOC scan, iTero Dual Scanner or from a traditional PVS impression.

Business Strategy

Our goal is to establish Invisalign treatment as the standard method for treating malocclusion and to establish our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans, ultimately driving increased product adoption by dental professionals.  We intend to achieve this by focusing on the following key strategic initiatives:

1.	Product innovation and clinical effectiveness. We believe that product performance and innovation is a cornerstone to our long-term goal to drive and sustain product adoption, which includes introducing new products along with significant evolution in features and functionality.

2.	Enhancing the customer experience. We are committed to enhancing the customer experience through the evolution of our customer facing systems and programs making it easier for our customers to adopt our products into their practice and increase utilization.

3.	Increasing the effectiveness of our consumer demand creation and extending Invisalign brand awareness. As an established and known brand within the dental industry, efficiently marketing to the consumer and creating demand is one of our key strategic objectives for driving long-term growth.

4.	Growth of international markets. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expansion into new markets.

Manufacturing and Suppliers

Our manufacturing facilities are located in Juarez, Mexico, where we produce our aligners and manufacture iTero restorative cases, and in Or Yehuda, Israel where we produce our handheld intra-oral scanner wand.  The final assembly of our iOC and iTero scanners is performed by a third party manufacturer located in Israel.  Our digital planning of the Invisalign system and interpretation for iTero restorative cases are conducted primarily at our facility located in San Jose, Costa Rica.  In addition, our CAD/CAM services and intra-oral scanner distribution and repair are currently conducted in our facility in New Jersey (refer to Item 7 of this Annual Report on Form 10-K under “Consolidation of New Jersey Operations” for a discussion on our plans to consolidate operations into our existing facilities by the third quarter of 2012 and close our New Jersey facility.)  In September 2011, to meet the increased demands from expected volumes, we purchased a manufacturing facility in Juarez, Mexico, adding approximately 150,000 square feet of facility space.  We are currently transitioning our aligner fabrication and intra-oral scanner–related activities from our existing facility in Juarez, Mexico into this new facility and expect to exit our existing facility once this transition is complete.  Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Our quality system is required to be in compliance with the Quality System regulations enforced by the FDA, and similar regulations enforced by other worldwide regulatory authorities.  We are certified to EN ISO 13485:2003, an internationally recognized standard for medical device manufacturing.  We have a formal, documented quality system by which quality objectives are defined, understood and achieved.  Systems, processes and procedures are implemented to ensure high levels of product and service quality.  We monitor the effectiveness of the quality system based on internal data and direct customer feedback and strive to continually improve our systems and processes, taking corrective action, as needed.

Since the manufacturing process of our products requires substantial and varied technical expertise, we believe that our manufacturing capabilities are important to our success.  In order to produce our highly customized, highly precise, medical quality products in volume, we have developed a number of proprietary processes and technologies.  These technologies include complex software solutions, CT scanning, stereolithography and automated aligner fabrication.  To increase the efficiency of our manufacturing processes, we will continue to focus our efforts on software development and the improvement of rate-limiting processes, or bottlenecks.  We continuously upgrade our proprietary, three-dimensional treatment planning software to enhance computer analysis of treatment data and to reduce time spent on manual and judgmental tasks for each case, thereby increasing the efficiency of our technicians in Costa Rica.  In addition, to improve the efficiency and increase the scale of our operations, we will continue to invest in the development of automated systems for the fabrication and packaging of aligners.

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials for our aligners, as well as the optics, electronic and other mechanical components of our intra-oral scanners.  We maintain single supply relationships for many of these machines and materials technologies.  In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our intra-oral scanners are provided by single suppliers.  We are also committed to purchasing all of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source.  The need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs.   See Item 1A Risk Factors — “We maintain single supply relationships for certain of our key machines and materials technologies, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.”

Sales and Marketing

Our sales efforts are focused primarily on the Invisalign system and continuing to increase adoption and utilization by orthodontists and GPs worldwide.  In North America our direct sales organization consists of approximately 200 people, which includes quota carrying sales representatives, sales management, and sales administration.  Internationally, we have approximately 60 people engaged in sales and sales support for the Invisalign system.  We have three distribution partners that sell the Invisalign system in smaller non-core country markets in the Asia Pacific, EMEA, and Latin America regions.  As our international business grows, we will evaluate adding distribution partners in other non-core country markets on a case-by-case basis.  For our intra-oral scanners, we have approximately 25 direct sales representatives in North America.  Our smaller intra-oral scanner sales team also leverages leads generated by our Invisalign sales and marketing resources, including customer events and industry trade-shows.  We also have distribution partners that sell our iTero intra-oral scanner.  Straumann is our exclusive distribution partner for iTero scanners in Europe.

We market Invisalign by communicating the benefits of the Invisalign system to dental professionals through our training programs, online and traditional mail campaigns, trade shows, trade journals and print.  We also promote the benefits of Invisalign through our integrated consumer marketing platform which combines traditional print and broadcast media with a balanced mix of public relations, event marketing, and social media.  The goal of this platform is to raise awareness of Invisalign and Invisalign Teen as the best options for a healthy, beautiful smile among adults and teenagers.  In addition, our consumer marketing platform enables us to help prospective patients find a great Invisalign treatment practice that can meet their needs.  For intra-oral scanners, in addition to leveraging Invisalign customer events and industry trade-shows to communicate the benefits of digital scanning to dental professionals, we also have training programs, educational websites and limited print advertising.

We provide training, marketing and clinical support to orthodontists and GPs.  We have more than 31,300 active Invisalign providers and more than 2,100 intra-oral scanner users worldwide.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign system as the standard method for treating malocclusion and our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans.  Our research and development expenses were $37.2 million for 2011, $26.0 million for 2010, and $22.3 million for 2009.

Our research and development activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms.  Our research and development activities range from accelerating product and clinical innovation, to developing manufacturing process improvements, to researching future technologies and products.

In an effort to demonstrate Invisalign’s broad treatment capabilities, various clinical case studies and articles have been published that highlight the clinical applicability of Invisalign to malocclusion cases, including those of severe complexity.  We are also undertaking post-marketing research studies as well as making additional technological improvements to the product and manufacturing process.

Intellectual Property

We believe our intellectual property position represents a substantial business advantage.  As of December 31, 2011, we had 256 issued U.S. patents, 132 pending U.S. patent applications, and 176 foreign issued patents, as well as 155 pending foreign patent applications.

We continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements.  We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.  We cannot be certain that patents will be issued as a result of any patent application or that patents that have been issued to us or that may be issued in the future will be found to be valid and enforceable and sufficient to protect our technology or products.  Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged.  In addition, the laws of various foreign countries do not protect our intellectual property rights to the same extent as U.S. laws.  Our inability to protect our proprietary information could harm our business.  Information regarding risks associated with failing to protect our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Seasonal Fluctuations

General economic conditions impact our business and financial results, and we experience seasonal trends related to differences between our two customer channels and the geographic locations that we serve.  For example, European sales of Invisalign treatment are often weaker in the summer months due to our customers and their patients being on holiday.  In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year, however, many GPs are on vacation during this time and therefore tend to start fewer cases.  Although we have only recently acquired our intra-oral scanner business, capital equipment sales are often stronger in the fourth calendar quarter.  Consequently, these seasonal trends have caused and may continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Backlog

Due to the nature of Invisalign treatment which is prescribed by a doctor and therefore no two cases are alike, we maintain relatively low levels of backlog.  The period from which treatment data (or “a case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan.  Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan.  Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped.  Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future Invisalign sales.  Our quarterly Invisalign revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter.  We define our intra-oral scanner backlog as orders where payment is secured, credit and financing is approved but the scanner has not yet shipped. Our intra-oral scanner backlog as of December 31, 2011 was not material.

Competition

We operate in a highly competitive market and we encounter a wide variety of competitors, including larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities.  We also face competition from early stage companies.  Although the number of competitors varies by segment, currently our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S., including Danaher Corporation, 3M, Sirona Dental Systems, Inc.   and Dentsply International, Inc.  Information regarding risks associated with increased competition may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Key competitive factors include:

•	effectiveness of treatment;

•	price;

•	software features;

•	aesthetic appeal of the treatment method;

•	customer support;

•	customer online interface;

•	brand awareness;

•	innovation;

•	distribution network;

•	comfort associated with the treatment method;

•	oral hygiene;

•	ease of use; and

•	dental professionals’ chair time.

We believe that our products compare favorably with our competitors’ products with respect to each of these factors.

Government Regulation

We believe we are in compliance with all FDA, federal and state laws and International regulatory requirements that are applicable to our products and manufacturing operations.

U.S.

U.S. Food and Drug Administration.    In the U.S., we must comply with applicable FDA Quality System, dental, and medical device regulations identified in the Code of Federal Regulations (CFR).  Our Invisalign products and intra-oral scanners are classified as Class II medical devices.  The Invisalign system has received premarket clearance from the FDA pursuant to the 510(k) pre-market notification procedure, allowing us to market the Invisalign family of products in the U.S. Our intra-oral scanners are 510(k) Exempt with Special Controls, which allows us to market this product in the U.S. without submitting a 510(k) pre-market notification.  We are subject to routine inspections by the FDA and state of California Food and Drug Branch (FDB) for compliance with Quality System Regulations.  We maintain applicable City, State, and Federal licenses and registrations for each of our facilities.

In November 2010, we received and responded to a Warning Letter from the FDA, which requested additional documentation relating to our written implemented corrective actions to our Complaint and Medical Device Reporting procedures. In December 2011, the FDA performed a follow-up inspection, and in February 2012 we received a notice that all matters were addressed and the Warning Letter was considered closed.  If the FDA determines that we do not comply with the applicable FDA regulations, it can institute a wide variety of enforcement actions against us, ranging from a public Warning Letter to more severe sanctions, including but not limited to financial penalties, withdrawal of our right to market our products and/or criminal prosecution.

Health Insurance Portability and Accountability Act of 1996.    Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress mandated a package of interlocking administrative simplification rules to establish standards and requirements for electronic transmission of patient health information.  Confidentiality and security of patient medical records and the circumstances under which these records may be used and released by healthcare professionals and their Business Associates are subject to substantial regulations under the HIPAA Standards for Privacy of Individually Identifiable Health Information, referred to as the Privacy Standard, and the Security Standard, and other state laws and regulations.  The Privacy Standard governs both the disclosure and the use of confidential patient medical information, and the Security Standard governs the technical, physical, and administrative safe guards used to ensure the availability of patient records and to protect the unauthorized release or disclosure of patient information.  The Privacy and Security Standards apply to healthcare providers, health insurance plans and healthcare clearinghouses, (referred to as “Covered Entities”) as well as Business Associates who perform services for Covered Entities and have access to protected patient information.  We believe we have designed our product and service offerings to be compliant with the requirements of the Privacy and Security standards under HIPAA and applicable corresponding state laws and regulations.  Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our patients.  Additionally, our success may be dependent on the success of healthcare participants in dealing with HIPAA requirements.

Other Federal and State Laws.    As a participant in the health care industry we are subject to extensive and frequently changing regulation under many other laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business.  We are a medical device manufacturer subject to FDA regulations.  These regulations, among other things, require that we maintain device and facilities registrations and listings as well as promote our products consistent with our FDA 510(k) clearances.  Furthermore, our health care service provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.  Laws regulating medical device manufacturers and health care providers cover a broad array of subjects.  For example, the confidentiality of patient medical information and the circumstances under which such information may be used by us, released for inclusion in our databases, or released by us to third parties, are subject to substantial regulation by state governments.  These state laws and regulations govern both the disclosure and the use of confidential patient medical information and are evolving rapidly.  In addition, provisions under the federal anti-kickback statutes prohibit, among other things, paying or offering to pay any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and other similar federal or state health care programs.  Most states have also enacted illegal remuneration laws that are similar to the federal laws.  These laws, which are evolving at the federal and state levels, are applicable to our financial relationships with, and any marketing or other promotional activities involving, our dental professional customers.  Violations of any of these laws or regulations could subject us to a variety of civil and criminal sanctions.  Furthermore, various state laws require us to report payments and other transfers of value made to dental professionals and teaching hospitals to state regulatory bodies.

Canada

In Canada, we must comply with Health Canada’s Medical Device Regulations (SOR/98-282).  Our Invisalign system family of products is classified as a Class II medical device and we maintain a Medical Device License for this product.  Our intra-oral scanners are classified as Class I medical device in Canada.

European Union

In the European Union, the Invisalign system is regulated as a custom device and we must comply with the requirements of the Medical Device Directives (MDD 93/42/EEC).  Also, our intra-oral scanners are classified as Class I medical devices by the MDD and bear the CE mark showing that such products adhere to the European regulations.  Our Quality Management System is ISO 13485:2003 certified, which facilitates commercialization of our products in Europe.

China

In 2010, we received a “Registration Certificate for Medical Device” from China’s State Food and Drug Administration to market and sell the Invisalign system family of products for the treatment of malocclusion, as a Class I medical device.  Currently, we do not sell our intra-oral scanners in China.

Employees

As of December 31, 2011, we had 2,593 employees, including 1,687 in manufacturing and operations, 466 in sales and marketing which includes customer care, 329 in research and development and 111 in general and administrative functions.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of February 29, 2012:

Name	Age	Position
Thomas M. Prescott	56	President and Chief Executive Officer
Kenneth B. Arola	56	Vice President, Finance and Chief Financial Officer
Dana C. Cambra	54	Vice President, Research & Development and Information Technology
Dan S. Ellis	60	Vice President, North American Sales
Roger E. George	46	Vice President, Legal and Corporate Affairs General Counsel
Len M. Hedge	54	Senior Vice President, Business Operations
Timothy A. Mack	53	Senior Vice President, Business Development
Richard Twomey	47	Vice President, International
Emory M. Wright	42	Vice President, Operations

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

Timothy A. Mack was appointed Senior Vice President Business Development in April 2011 through the acquisition of Cadent Holdings, Inc.  At Cadent, he was President and Chief Executive Officer since 2009.  He joined Cadent in 2005, as Executive Vice President & General Manager where he led the introduction and adoption of Cadent’s new 3D digital imaging technology into the market.  Prior to Cadent, Mr. Mack was Vice President and General Manager of DENTSPLY Ceramco, a wholly-owned subsidiary of DENTSPLY International.  Prior to DENTSPLY, Mr. Mack held a series of management positions in the U.S. and Europe within Consumer Electronics and Medical Imaging Divisions at Eastman Kodak Company.

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

We depend on the sale of the Invisalign system for the vast majority of our revenues, and any decline in sales of Invisalign treatment for any reason, a continued weakness in general economic conditions, or a decline in average selling prices would adversely affect revenues, gross margin and net profits.

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

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions.   A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced the patient traffic in dentists’ offices, reduction in consumer spending on higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results.   Continued weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intra-oral scanners.   In addition, Invisalign treatment, which currently accounts for the vast majority of our revenues, represents a significant change from traditional orthodontic treatment, and customers and consumers may be reluctant to accept it or may not find it preferable to traditional treatment.   We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign treatment as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign treatment is appropriate for only a limited percentage of their patients.   Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.

The frequency of use of the Invisalign system by orthodontists or GPs may not increase at the rate that we anticipate or at all.

One of our key objectives is to continue to increase utilization, or the adoption and frequency of use, of the Invisalign system by new and existing customers.   If utilization of the Invisalign system by our existing and newly trained orthodontists or GPs does not occur or does not occur as quickly as we anticipate, our operating results could be harmed.

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

We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel.   In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees.   We may be unable to manage such growth effectively.   Any such failure could have a material adverse impact on our business, operations and prospects.   In addition, in order to meet the demands from expected volumes and continued international expansion, we opened a new manufacturing facility in Juarez, Mexico at the end of 2011.   We plan to transition aligner fabrication from our current facilities into this new facility during 2012.   We also plan on transitioning our scanner distribution, repair and CAD/CAM services from our New Jersey facility to this facility in Juarez, Mexico by the third quarter of 2012.   Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as:

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

If the transition into this new facility is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business.   Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements.   Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

We may experience unexpected problems and expenses associated with the consolidation of our New Jersey Operations with Existing Manufacturing and Shared Services Organizations.

In September 2011, we announced plans to consolidate our CAD/CAM services and intra-oral scanner-related activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations.   We expect this consolidation to be completed by the third quarter of 2012.   This consolidation is accompanied by a number of risks and uncertainties that may affect our results of operations and statement of cash flows, including:

•	failure to successfully coordinate and phase the relocation of these CAD/CAM services and intra-oral scanner customer care may cause our customers to experience decrease in service levels;

•	the relocation may absorb significant management and key employee attention and resources that would otherwise be available for the ongoing development of our business;

•	failure to retain key employees who possess specific knowledge or expertise and who we are depending upon for the timely and successful transition; and

•	difficulties hiring employees in Costa Rica and Mexico with the necessary skills to perform these functions.

If any of these risks materialize in the future, our operating results, statement of operations and cash flows may be adversely affected.

We may never achieve the anticipated benefits from our recent acquisition of Cadent Holdings, Inc. which may have an adverse effect on our business.

We acquired Cadent Holdings, Inc. in April 2011.   We acquired Cadent for their people, their technology and their existing revenue streams such as OrthoCAD iQ, OrthoCAD iRecord and OrthoCAD iCast in addition to their intra-oral scanning technology.   This acquisition is expected to strengthen our ability to drive adoption of the Invisalign system by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices.   In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base.   We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of this acquisition.   Potential risks include:

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

•	negative impact on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and/or asset impairment charges.

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

•

our inability to predict from period to period the number of trainers or the availability of doctors required to complete intra-oral scanner installations, which may impact the timing of when revenue is recognized.

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

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue.   Even if we successfully innovate and develop new products and produce enhancements, we may incur substantial costs in doing so, and our profitability may suffer.   In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient with the Invisalign system.   Since it takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

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

Our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico.   These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds.   Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico.   In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia.   In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in Costa Rica.   With the acquisition of Cadent in April 2011, we now also have operations in Israel where the design and wand assembly, intra-oral scanner manufacturing and digital modeling of our intra-oral scanners occurs.   Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries.   Our inability to do so could harm our competitive position.   As of December 31, 2011, we had issued 256 U.S. patents, 132 pending U.S. patent applications, and 176 issued foreign patents, and 155 pending foreign patent applications.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting.   The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.   This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.   While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate.   In addition, Cadent was a private company and has not been subject to periodic reporting as a public company.   There can be no assurance that the Cadent system of internal control over financial reporting would meet the standards required for public companies.   Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business.   We have excluded them from the scope of our annual report on internal controls over financial reporting for the period ended December 31, 2011.   If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.   Additionally, goodwill is required to be tested for impairment at least annually.   The valuations used to determine the fair values used to test goodwill or amortizable intangible assets are dependent upon various assumptions and reflect management’s best estimates.   Net sales growth, discount rates, earnings multiples and future cash flows are critical assumptions used to determine these fair values.   Slower net sales growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flows, among other factors, may cause a change in circumstances indicating that the carrying value of goodwill or amortizable intangible assets may not be recoverable.   We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or amortizable intangible assets is determined.

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams.   The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.   Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists.   Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions.   Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business.   Furthermore, we may not be successful in retaining our key personnel or their services.   If we are unable to attract and retain key personnel, our business could be

materially harmed.   In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings.   The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business.   If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our revenues could be materially harmed.

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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intra-oral scanners.   We maintain single supply relationships for many of these machines and materials technologies.   In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers.   We are also committed to purchasing all of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source.   If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies.   In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes.   Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth.   Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands.   If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.   In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.   As of December 31, 2011, our North American sales organization consisted of approximately 200 people.   Internationally, we had approximately 60 people engaged in sales and sales support as of December 31, 2011.   We do not have any long-term employment contracts with the members of our direct sales force.   The loss of the services provided by these key personnel may harm our business.   If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our revenues and our ability to maintain market share could be materially harmed.   In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product.   As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our revenues may be harmed.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP.   These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies.   A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.   Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate.   These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans and changes in overall levels of pretax earnings.   In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002.   Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax.   The incentive tax rates will expire in various years beginning in 2017.   The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2011.   As a result of these incentives, income taxes were reduced by $15.4 million in 2011. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica.   If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy approximately four facilities with a total office and manufacturing area of over 700,000 square feet of leased and owned properties.   At December 31, 2011, these facilities were occupied as follows:

Location	Property / Approximate Size	Use	Expiration of lease
San Jose, California	Buildings/129,000 sq. feet	Leased office for headquarters, research & development, administrative personnel	September 2017

San Jose, Costa Rica	Building/63,000 sq. feet	Leased office for administrative personnel, manufacturing personnel, and customer care	September 2013

Juarez, Mexico	Land and Building/444,000 sq. feet	Purchased manufacturing and office facility for manufacturing and administrative personnel	N/A

Juarez, Mexico	Building/68,000 sq. feet	Leased manufacturing and office for manufacturing and administrative personnel	July 2013

We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.	LEGAL PROCEEDINGS

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007.   The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934.   Specifically, the complaint alleges that during the class period we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts.   On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff.   The lead plaintiff filed an amended complaint on January 29, 2010.   The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force.   On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint and on June 8, 2011, the Court granted our motion to dismiss with leave to amend.   On July 22, 2011, the lead plaintiff filed a second amended complaint adding allegations that Align and Mr. Prescott issued a number of purportedly false statements throughout the class period concerning our ClinAdvisor product.   Align and Mr. Prescott moved to dismiss the amended complaint and on February 3, 2012, the Court granted our motion to dismiss with leave to amend.   We believe the lawsuit to be without merit and intend to vigorously defend ourselves.   We believe there is no sufficient evidence to indicate that a loss had been incurred as of December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2011:
Fourth quarter	$25.58	$14.25
Third quarter	$24.06	$14.65
Second quarter	$25.94	$20.41
First quarter	$21.93	$19.10
Year Ended December 31, 2010:
Fourth quarter	$21.40	$16.25
Third quarter	$19.95	$13.90
Second quarter	$20.56	$13.18
First quarter	$20.00	$16.11

On February 22, 2012, the closing price of our common stock on the NASDAQ Global Market was $26.53 per share.  As of January 31, 2012 there were approximately 150 holders of record of our common stock.  Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

Following is a summary of stock repurchases for the three months ended December 31, 2011 (1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1, 2011 to December 31, 2011	322,469	$24.00	322,469	$142,260,744

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market.  During the fourth quarter of 2011, we repurchased approximately 0.3 million shares of common stock at an average price of approximately $24.00 per share for an aggregate purchase price of approximately $7.8 million including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $2.8 million and increased accumulated deficit by $5.0 million.  All repurchased shares were retired.

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

The following graph compares the cumulative total stockholder return on our common stock with that of the NASDAQ Stock Market US Index, a broad market index published by the National Association of Securities Dealers, Inc., S&P 1500 Composite Health Care Equipment & Supplies Index.  The comparison for each of the periods assumes that $100 was invested on December 29, 2006 (the last trading day for the year ended December 31, 2006) in our common stock, the stocks in the NASDAQ Stock Market US Index, and the S&P Index, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Align Technology, Inc., the NASDAQ Composite Index

and the S&P 1500 Composite Health Care Equipment & Supplies

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2011.  The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have derived the statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Net revenues(1)	$479,741	$387,126	$312,333	$303,976	$284,332

Gross profit(2)	$361,283	$303,417	$233,492	$225,126	$209,297

Profit (loss) from operations(3)	90,360	102,734	(34,012)	15,514	33,855
Other income (expense), net	(419)	(731)	119	1,562	3,095

Net profit (loss) before provision for (benefit from) income taxes(3)
	89,941	102,003	(33,893)	17,076	36,950
Provision for (benefit from) income taxes	23,225	27,750	(2,624)	(62,911)	1,226
Net profit (loss)(3)	$66,716	$74,253	$(31,269)	$79,987	$35,724

Net profit (loss) per share
Basic	$0.86	$0.98	$(0.45)	$1.20	$0.53

Diluted	$0.83	$0.95	$(0.45)	$1.18	$0.50

Shares used in computing net profit (loss) per share:
Basic	77,988	75,825	69,094	66,812	67,176

Diluted	80,294	78,080	69,094	68,064	71,444

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Working capital(4)	$236,699	$295,637	$180,056	$117,335	$123,058
Total assets	649,264	476,943	355,240	279,341	222,761
Total long-term liabilities	10,366	6,222	961	229	148
Stockholders’ equity	$490,781	$377,747	$273,036	$218,540	$161,154

(1)	Net revenues for the year ended December 31, 2011 include eight months of revenues from our Scanners and CAD/CAM Services segment of approximately $28.0 million as a result of our acquisition of Cadent on April 29, 2011. Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(2)

Gross profit for the year ended December 31, 2011 included acquisition and integration related costs of $0.4 million, amortization of intangible assets of $0.7 million, and exit costs of $0.8 million.  For years ended December 31, 2010 and 2009, gross profit included amortization of prepaid royalties of $0.8 million and

$6.2 million, respectively, related to the litigation settlement with Ormco. In addition, 2010 gross profit also included the $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(3)	Profit (loss) from operations, net profit before provision for (benefit from) income taxes, and net profit (loss) included:

•	$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners in 2010.

•	$10.0 million acquisition and integration related costs, $3.2 million of amortization of intangible assets, and exit costs of $1.1 million in 2011.

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

•

$8.7 million benefit related to an insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation in 2010.  See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

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

•	$1.8 million credit for the Patients First Program and settlement cost in 2007.

(4)	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Align Technology, Inc. is a global medical device company that pioneered the invisible orthodontics market with the introduction of the Invisalign system in 1999.  Today, we are focused on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients.  Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide.   Our international headquarters are located in Amsterdam, the Netherlands.  We have two operating segments: (1) Clear Aligner, known as the Invisalign system; and (2) Scanners and CAD/CAM Services, known as iTero and iOC intra-oral scanners and OrthoCAD services.

We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. orthodontists in 1999.  In 2000, we launched our first U.S. national consumer advertising campaign and a year later introduced Invisalign to the European market, launching the first phase of international expansion.  In 2002, Invisalign was made available to GPs and in mid-2003, leading dental schools began adding Invisalign to their curriculum.   Over the next several years, we introduced several new products including Invisalign Express 10, Invisalign Teen, Invisalign Assist and Vivera retainers, launched Invisalign in Japan, and added three distribution partners for smaller non-core country markets in the Asia Pacific, EMEA, and Latin America regions.  By 2011, we had launched Invisalign G3 and Invisalign G4, which includes significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and launched Invisalign in the People’s Republic of China.

In 2011, we acquired Cadent Holdings, Inc., a leading provider of 3D digital scanning solutions for orthodontics and dentistry, and makers of the iTero and iOC intra-oral scanners and OrthoCAD services.  We believe that the combination of Align’s and Cadent’s technologies and capabilities creates greater growth opportunities for Align by bringing innovative new Invisalign treatment tools to customers and by extending the value of intra-oral scanning in dental practices.  Intra-oral scanners provide a dental “chair-side” platform for accessing valuable digital diagnosis and treatment tools, with potential for enhancing accuracy of records, treatment efficiency, and the overall patient experience.  We believe there are numerous benefits for customers and the opportunity to accelerate the adoption of Invisalign through interoperability with our intra-oral scanners.   The use of digital technologies such as CAD/CAM for restorative dentistry or in-office restorations has been growing rapidly and intra-oral scanning is a critical part of enabling these new digital technologies and procedures in dental practices.

Our business has grown over the past five years, driven by numerous product introductions, expansion of our international markets, penetration into the teenager segment, and by evolving consumer demand programs while increasing operational efficiencies.  Between fiscal year 2007 and 2011, North American revenues increased from approximately $224.8 million to approximately $339.3 while international revenues have increased from $46.6 million to $115.6 million.  For fiscal 2011, revenues increased 24% year over year driven by Invisalign adoption by all customer channels and geographies despite continuing challenges in the global economy as well as the introduction of sales of iTero and iOC intra-oral scanners and OrthoCAD services.

The Invisalign system is offered in more than 45 countries and has been used to treat more than 1.7 million patients.  Our iTero and iOC intra-oral scanners are available in over 25 countries and provide dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,800 dental labs worldwide.

Our goal is to establish the Invisalign system as the standard method for treating malocclusion and to establish our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans, ultimately driving increased product adoption by dental professionals.  We intend to achieve this by focusing on the following key strategic initiatives:

Product innovation and clinical effectiveness.    We believe that product performance and innovation is a cornerstone to our future long-term goal to drive and sustain product adoption, which includes introducing new products along with significant evolution in features and functionality.

In the past four years, we have announced new Invisalign products and significant feature enhancements that make it easier for doctors to use Invisalign on more patients.  For example, Invisalign Teen (launched in 2008) addresses the larger teenage segment most commonly treated by orthodontists.  In addition, new features and enhancements introduced with Invisalign G3 and Invisalign G4, are engineered to address some of the most significant treatment challenges doctors encounter.  Through the acquisition of Cadent, we now have a leading intra-oral scanner which provides unique chair-side digital tools for a range of procedures including Invisalign digital case submission.  Following the acquisition, we announced Invisalign interoperability on the iOC and iTero intra-oral scanners, which enable our customers to better integrate their technologies and Invisalign treatment process while enhancing the patient experience through digital scanning instead of taking traditional PVS impressions.  We also launched new and enhanced software features for the iOC and iTero intra-oral scanners, which include improved digital workflows for both the Straumann® and Biomet 3i® fixture level implant integrations with new detailed implant prescription options.   Finally, the new iTero Dual scanner (launched in January 2012) allows multiple-specialty practices to utilize one intra-oral scanner to service all their scanning needs including crown and bridge, implants, and orthodontic treatment.  An upgrade is also available for existing iTero customers who would like to add iOC orthodontic software functionality to their scanner.

We believe continuing to introduce new products and product features will keep us at the forefront of the market and increase adoption and frequency of use, however, we expect that adoption of these new products will increase gradually over a number of years.  During 2012, we plan to continue to invest in product and technology development and will continue to introduce feature enhancements across our products as well as introduce chair-side applications.

Enhancing the customer experience.    We are committed to enhancing the customer experience through the evolution of our customer facing systems and programs making it easier for our customers to adopt our products into their practice and increase utilization.

We provide robust clinical education resources and training programs through instructor-led training classes, seminars and workshops as well as online training through webinars, blogs, and online educational websites such as our Aligntech Institute (www.aligntechinstitute.com) and Cadent (www.cadentinc.com) websites.  Our customer support teams consist of over 700 treatment technicians and customer support staff available to help our customers with their cases and treatment plans.  Our sales representatives provide additional support and practice development tools such as staff training, software tips and tools, practice marketing guides and marketing materials, as well as any assistance with the Invisalign or iTero/iOC system process.  Lastly, we offer our customers varying product promotional discounts and incentive programs as a means to improve the customer experience and increase utilization.  Our largest North American program, the Advantage Rebate Program, allows eligible orthodontist and GPs to earn volume rebates and marketing benefits for exceeding quarterly case shipment thresholds and participating in continuing education.  Additional tiered benefits range from practice development materials, marketing consulting, and access to dedicated clinical technicians.

During 2012, we plan to continue providing our high standard educational resources and improving our customer support processes as we centralize our newly acquired intra-oral scanner-related customer support team.

Increasing the effectiveness of our consumer demand creation and extending Invisalign brand awareness.    As an established and known brand within the dental industry, efficiently marketing to the consumer and creating demand is one of our key strategic objectives to driving long-term growth.

Our market research indicates that the majority of adults with malocclusion forgo treatment rather than elect traditional treatment due to its many limitations, such as compromised aesthetics and oral discomfort.  In addition, many parents also elect traditional treatment for their teenagers due to limited awareness of Invisalign treatment applicability for teenager use.  Our goals are to extend our leadership in clear aligner therapy with adults, increase awareness and consumer demand with moms and teens, and to continue expansion of the clear aligner category overall.  We continue to be successful with programs that more effectively and efficiently generate demand or “pull” for Invisalign treatment.  In the past several years, we continued building awareness and demand through an integrated consumer marketing platform of traditional media, event marketing and digital and social media.  In addition, we continued to evolve our marketing program aimed specifically at the teenage segment to increase awareness and educate prospective teen patients and their parents.  In 2011, we leveraged online and mobile widgets, social media and blogs directly targeted to teens and launched a commercial prompting parents and teens to learn more about Invisalign treatment.  We will continue to build on these programs and efforts in 2012.

Growth of international markets.    We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expansion into new markets.

In the past five years, we have grown our core direct business in Europe and Japan from $46.6 million in 2007 to $115.6 million in 2011.  At the end of 2011, international sales represented approximately 24.1% of net worldwide revenues.  We trained over 17,800 doctors on the Invisalign system internationally, predominantly orthodontists in Europe which is our primary international market.  Due to the higher number of complex malocclusion cases in international markets compared to North America, product expansion and enhancements are important to providing doctors with treatment options that address a wider range of potential patient needs with greater treatment flexibility.  The recent Invisalign G3 and Invisalign G4 features designed to address those complex treatment issues is a significant product evolution.

We are also expanding our market presence globally.  In May 2011, we announced commercial availability of the Invisalign system in China.  While we do not expect meaningful revenue from China for several years, our focused strategy to launch Invisalign in four major cities of China such as Shanghai, Beijing, Shenzhen, and Guangzhou provides us a large growth opportunity long term.  Additionally, although the vast majority of our international revenues are from direct sales, approximately 13% of our international Invisalign sales in fiscal 2011 are from distribution partners covering non-core country markets in the Asia Pacific, EMEA, and Latin America regions.  In early 2011, the Invisalign system was commercially launched in Turkey through our EMEA distribution partner.  In December 2011, we received regulatory approval for the Invisalign system in Russia and commercial launch of Invisalign in Russia and the Middle East began in 2012 also through our EMEA distribution partner.  With these efforts, we expect our international revenues to continue to increase in absolute dollars and as a percentage of total net revenues in the foreseeable future.

In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2012 and beyond as set forth below:

•

Product innovation and clinical effectiveness.    We believe that, in addition to an increase in the number of patients visiting dental offices throughout 2011 as reported by our customers, as well as patient interest in higher value procedures, Invisalign G3 was an important contributor to the increased utilization in 2011 by our North American orthodontic customers.  Additionally, since most of our international customers are orthodontists, we believe the international launch of Invisalign G3 in May 2011 was important for continued growth both in our existing international markets and to support our expansion in new markets like China.  We expect that the innovations in G4 will build on the success we have seen with Invisalign G3 and encourage even greater confidence and adoption in our customers’ practices.  Additionally, with the introduction of new software features to the iOC and iTero intra-oral scanners along with Invisalign interoperability, we believe that over the long-term these types of product and clinical innovation will increase adoption of Invisalign and increase sales of our intra-oral scanners. However, it is difficult to predict the rate of adoption which may vary by region and channel.

•

Investments to Increase Manufacturing Capacity.    We are currently transitioning our aligner fabrication and intra-oral scanner–related activities from our existing facility in Juarez, Mexico into our new 150,000 square foot property purchased facility in September 2011.  The lease on our existing facility expires in July 2013.  Our ability to plan, construct and equip this additional manufacturing facility is subject to significant risk and uncertainty, including delays and cost overruns.  If the opening of this facility is significantly delayed for any reason, or if demand for our product in 2012 exceeds our current expectations, or if the timing of receipt of case product orders during a given quarter is different from our expectations, we may not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business.

•

Consolidation of New Jersey Operations.    In September 2011, we announced plans to consolidate our CAD/CAM services and intra-oral scanner-related activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating costs.  All existing intra-oral scanner research and development and manufacturing operations will remain in Or Yehuda, Israel.  These actions include a phased transition of the following activities over the next few quarters:

•	Consolidation of customer care for CAD/CAM services and intra-oral scanners into our existing shared services organization in San Jose, Costa Rica;

•	Transition of CAD/CAM services and intra-oral scanner distribution and repair to our Treat operations in San Jose, Costa Rica and our manufacturing facility in Juarez, Mexico; and

•	Consolidation of accounting and finance functions at our corporate headquarters in San Jose, California; and

•	Closure of the New Jersey facility by the third quarter of 2012.

The consolidation of our New Jersey operations includes a total reduction of 119 full time headcount in Carlstadt, New Jersey.  The transition began in the fourth quarter of 2011 and is expected to be completed by the third quarter of 2012.  As part of this consolidation, we will incur costs for severance estimated to be approximately $2.0 million, of which approximately $1.1 million was realized in 2011 and $0.9 million over the first three quarters of 2012.  After the New Jersey consolidation is complete, we expect to realize annualized net savings of approximately $4.0 million per year.  See Part II, Item 1A— “Risk Factors” for risks related to the Consolidation of New Jersey Operations”.

•

Invisalign Utilization rates.    Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization.  Our quarterly utilization rates for the previous 12 quarters are as follows:

*	Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the fourth quarter of 2011 increased slightly to 4.1 cases per doctor, driven mostly by our North American GP customers and international doctors.  Utilization among our North American orthodontist customers declined slightly from the third quarter of 2011 to 7.0 cases per doctor, reflecting seasonality in their teenage patient case starts.  Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

•

Acquisition of Cadent.    On April 29, 2011, we acquired privately-held Cadent, a leading provider of 3D digital scanning solutions for orthodontics and dentistry.  The acquisition of Cadent positions us as a leader in one of the best growth opportunities in dentistry and medical devices today.  Over the next five years, we expect that intra-oral scanners will become widely used in dental practices.  We believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and base of over 55 thousand ClinCheck software users.  Intra-oral scanners also strengthen our ability to drive adoption of Invisalign by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices.  We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of the acquisition.  Information regarding risks associated with the Cadent acquisition may be found in Item 1 of this Annual Report on Form 10-K under the heading “Risk Factors.”

•

Number of new Invisalign doctors trained.    We continue to expand our Invisalign customer base through training new doctors.  In 2012, we expect to train approximately 6,000 orthodontists and GPs in North America and internationally, which is approximately the same number we trained in 2011.

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

•

Stock Repurchase.    On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  As of December 31, 2011, we repurchased approximately 300,000 shares at an average price of $24.00 per share for a total of $7.8 million.  Purchases under the stock repurchase program may be made from time to time in the open market.

Results of Operations

Net Revenues Comparison of Years Ended December 31, 2011, 2010 and 2009:

Net revenues by channel and product

Invisalign, scanners, and CAD/CAM service revenues by channel for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Years Ended December 31,
Net revenues	2011	Net Change	% Change	2010	Net Change	% Change	2009
North America:
Ortho	$160.7	$43.3	36.9%	$117.4	$27.0	29.9%	$90.4
GP	178.6	33.5	23.1%	145.1	12.3	9.3%	132.8

Total North American Revenues	339.3	76.8	29.3%	262.5	39.3	17.6%	223.2
International	115.6	25.5	28.3%	90.1	18.1	25.1%	72.0

Total revenues	454.9	102.3	29.0%	352.6	57.4	19.4%	295.2
Invisalign Teen deferred revenue release	—	(14.3)	(100.0)%	14.3	14.3	N/A	—
Invisalign non-case revenues	24.8	4.6	22.8%	20.2	3.1	18.1%	17.1

Total net revenues	$479.7	$92.6	23.9%	$387.1	$74.8	24.0%	$312.3

Invisalign, intra-oral scanner, and CAD/CAM revenues by product and other Invisalign non-case revenues, which represents training, retainer and ancillary products, for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Years Ended December 31,
Net revenues	2011	Net Change	% Change	2010	Net Change	% Change	2009
Invisalign Full	$302.3	$37.5	14.2%	$264.8	$30.0	12.8%	$234.8
Invisalign Express	42.6	8.0	23.1%	34.6	5.6	19.3%	29.0
Invisalign Teen(1)	54.5	1.7	3.2%	52.8	26.9	103.9%	25.9
Invisalign Assist	27.4	12.7	86.4%	14.7	9.2	167.3%	5.5
Invisalign non-case revenues	24.8	4.6	22.8%	20.2	3.1	18.1%	17.1

Total Clear Aligner revenues	451.6	64.5	16.7%	387.1	74.8	24.0%	312.3

Scanners (2)	13.3	13.3	N/A	—	N/A	N/A	—
CAD/CAM Services (2)	14.8	14.8	N/A	—	N/A	N/A	—

Total Scanners and CAD/CAM
Services Revenue	28.1	28.1	N/A	—	N/A	N/A	—

Total net revenues	$479.7	$92.6	23.9%	$387.1	$74.8	24.0%	$312.3

(1)	Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners. Excluding the $14.3 million for the Invisalign Teen replacement aligners, the percentage change from 2010 to 2011 and 2009 to 2010 was approximately 41.6% and 48.6%, respectively.
(2)	As the acquisition of Cadent closed on April 29, 2011, the year ended December 31, 2011 balances for Scanners and CAD/CAM Services only reflect eight months of revenues.

Invisalign Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	Years Ended December 31,
Invisalign case volume	2011	Net Change	% Change	2010	Net Change	% Change	2009
North America:
Ortho	115.4	25.1	27.8%	90.3	17.3	23.7%	73.0
GP	123.2	14.1	12.9%	109.1	9.0	9.0%	100.1

Total North American Invisalign	238.6	39.2	19.7%	199.4	26.3	15.2%	173.1
International Invisalign	70.8	9.3	15.1%	61.5	14.0	29.5%	47.5

Total Invisalign case volume	309.4	48.5	18.6%	260.9	40.3	18.3%	220.6

	Years Ended December 31,
Invisalign case volume	2011	Net Change	% Change	2010	Net Change	% Change	2009
Invisalign Full	206.3	26.6	14.8%	179.7	24.4	15.7%	155.3
Invisalign Express	44.2	6.8	18.2%	37.4	4.4	13.3%	33.0
Invisalign Teen	38.0	9.3	32.4%	28.7	2.8	10.8%	25.9
Invisalign Assist	20.9	5.8	38.4%	15.1	8.7	135.9%	6.4

Total Invisalign case volume	309.4	48.5	18.6%	260.9	40.3	18.3%	220.6

Fiscal Year 2011 compared to Fiscal Year 2010

Total net revenues increased $92.6 million in 2011 as a result of worldwide volume growth across all customer channels and the inclusion of our Scanner and CAD/CAM Services segment.

Geographically, both North America and International revenue increased by $102.3 million due to an 18.6% growth in case volume, favorable foreign exchange rates, and the inclusion of eight months of Scanner and CAD/CAM Service revenues. Invisalign case volume growth was driven by both improved utilization and an increase in the number of doctors submitting cases.

Revenue from our Clear Aligner segment, consisting of our Invisalign products, increased by 16.7% as a result of additional case volumes across all products. The most significant volume percentage increases were in the Invisalign Teen and Assist products. Although Invisalign Teen case volume increased 32.4%, revenue for Invisalign Teen was comparable to the prior year primarily because of the $14.3 million release of deferred revenue in 2010. Invisalign Assist revenue growth was comprised of both an increase in case volume and additional revenue being recognized as each batch is shipped over the course of treatment instead of deferring until the final batch shipment. Additionally, Invisalign non-case revenues, consisting of training fees and sales of ancillary products, were higher in 2011 compared to 2010 primarily due to increased sales of our Vivera product.

Since date of the acquisition until the end of the 2011 fiscal year end, the Scanner and CAD/CAM services segment generated $28.1 million of revenue from sales of iTero and iOC scanners and OrthoCad Services.

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

Invisalign Teen includes up to six replacement aligners which may be ordered at any time throughout treatment.  Through the second quarter of 2010, revenue for these replacement aligners was deferred based on 100 percent of the fair value of the aligners until the replacement aligners were used or the case completed.  Since the launch of Invisalign Teen in 2008, we evaluated the usage experience of the replacement aligners and determined that there is sufficient historical experience to establish an estimated usage rate.  As a result, in June 2010, we reduced deferred revenue for Invisalign Teen replacement aligners by $14.3 million to reflect the lower estimated usage for in-process cases.

Invisalign non-case revenues, consisting of training fees and sales of ancillary products, were higher in 2010 compared to 2009 primarily due to increased sales of our Vivera and retainer products.

Cost of revenues and gross margin (in millions):

	Years Ended December 3 1,
	2011	Change	2010	Change	2009
Clear Aligner
Cost of revenues	$97.1	$13.4	$83.7	$4.9	$78.8
% of net revenues	20.2%		21.6%		25.2%
Gross profit	$354.7	$51.3	$303.4	$69.9	$233.5
Gross margin %	78.5%		78.4%		74.8%

Scanners and CAD/CAM Services
Cost of revenues	$21.4	$21.4	$—	N/A	$—
% of net revenues	4.5%		—		—
Gross profit	$6.5	$6.5	$—	N/A	$—
Gross margin %	23.5%		—		—

Total cost of revenues	$118.5	$34.8	$83.7	$4.9	$78.8
% of net revenues	24.7%		21.6%		25.2%
Gross profit	$361.2	$57.8	$303.4	$69.9	$233.5
Gross margin %	75.3%		78.4%		74.8%

Cost of revenues includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, training costs and stock-based compensation expense.  Through April 2009, cost of revenues also included the cost of our third party shelter service provider in Juarez, Mexico.

Gross margin decreased in 2011 compared to 2010 primarily due to the acquisition of our Scanner and CAD/CAM Services segment from Cadent, which carries a lower margin at approximately 23.5% compared to 78.5% for our Clear Aligner segment.  Compared to 2010, our 2011 Clear Aligner gross margin remained flat due to higher cost per case resulting from higher material costs which was partially offset by higher case volumes.  We also incurred amortization costs related to the acquired technology from Cadent of approximately $0.7 million and exit costs related to the consolidation of our New Jersey operations of approximately $0.8 million for the year ended December 31, 2011.

Gross margin improved in 2010 compared to 2009 primarily due to the increase in case volume which resulted in higher cost absorption and reduced cost per case.  Additionally, the gross margin for 2010 was favorably impacted by the release of teen deferred revenue of $14.3 million during 2010.  Gross margin for 2010 and 2009 also included amortization of the Ormco royalties of $0.8 million and $6.2 million, respectively.

Sales and marketing (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Sales and marketing	$142.2	$28.2	$114.0	$1.5	$112.5
% of net revenues	29.6%		29.5%		36.0%

Sales and marketing expense includes sales force compensation (including travel-related costs), marketing personnel-related costs, media and advertising, clinical education, product marketing and stock-based compensation expense.

Sales and marketing expense increased in 2011 compared to 2010 due to compensation costs of approximately $15.2 million that were related to an increase in headcount as well as the inclusion of Cadent sales and marketing personnel.  Additionally, we incurred higher clinical education costs primarily related to our international launch of Invisalign G3, media and advertising related target TV advertising, and travel-related costs of approximately $9.2 million.

Sales and marketing expense increased in 2010 compared to 2009 primarily due to increases in media, advertising, and travel-related costs of $2.5 million and higher facility information technology costs of approximately $1.8 million primarily associated with the preparation and transition into our new building.  These costs were partially offset by approximately $1.6 million of clinical education costs that were included in gross margin during the first three quarters in 2010 as a result of the Proficiency Program as well as lower sales commission expenses of approximately $1.3 million.

General and administrative (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
General and administrative	$89.2	$24.4	$64.8	$3.1	$61.7
% of net revenues	18.6%		16.7%		19.8%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense for 2011 increased compared to 2010 primarily due to compensation costs of approximately $12.3 million resulting from compensation and related benefits and increased in headcount due to the Cadent acquisition.  We also incurred higher consulting, accounting, legal, and travel costs of approximately $11.2 million which was primarily related to the acquisition and integration of Cadent into our business operations.

General and administrative expense for 2010 increased compared to 2009 primarily due to higher payroll-related and credit card processing costs of approximately $1.8 million as well as higher legal, accounting and consulting fees of approximately $1.0 million.

Research and development (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Research and development	$37.2	$11.2	$26.0	$3.7	$22.3
% of net revenues	7.7%		6.7%		7.1%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased in 2011 compared to 2010 primarily due to higher compensation costs of approximately $6.6 million as a result of increased headcount due to the Cadent acquisition.  In addition, we paid $2.0 million related to the Cadent Joint Development agreement that we entered into in January 2011 before the completion of the acquisition in April 2011.  We also incurred higher travel and outside service costs of approximately $1.1 million.

Research and development expense increased in 2010 compared to 2009 primarily due to higher payroll-related costs of approximately $2.2 million as a result of an increased headcount in 2010 and higher facility and information technology costs of approximately $0.9 million primarily associated with the transition to our new building.

Restructurings (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Restructurings	$—	$—	$—	$(1.3)	$1.3

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

We incurred approximately $1.3 million during 2009 of cost related to severance and termination benefits.   There were no restructuring activities during 2011 and 2010.  However, we did incur exit costs related to the consolidation of our New Jersey operations during 2011.  See Note 18 “Restructurings and Exit Activities” in the Notes to our Consolidated Financial Statements.

Litigation settlement costs (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Litigation settlement costs	$—	$(4.5)	$4.5	$(65.2)	$69.7

There were no litigation settlement costs in 2011.

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

Insurance settlement (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Insurance settlement	$—	$8.7	$(8.7)	$(8.7)	$—

In June 2010, we received an $8.7 million insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.  There were no insurance settlements in 2011.

Amortization of acquired intangible assets (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Amortization of acquired intangible assets	$2.4	$2.4	$—	$—	$—

Amortization of acquired intangibles related to operating expense for 2011 was approximately $2.3 million which were related to trademarks and customer relationships that were acquired as part of the Cadent acquisition in 2011.

Interest and other income (expense), net (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Interest income	$0.6	$—	$0.6	$—	$0.6
Interest (expense)	(0.1)	(0.1)	—	0.1	(0.1)
Other income (expense), net	(0.9)	0.4	(1.3)	(0.9)	(0.4)

Total interest and other income (expense), net	$(0.4)	$0.3	$(0.7)	$(0.8)	$0.1

Interest and other income (expense), net, include interest income earned on cash balances, interest expense, foreign currency translation gains and losses and other miscellaneous charges.

Interest income and interest expense in 2011 was consistent with 2010.  Other income, net increased in 2011 compared to 2010 by $0.4 million reflecting increase in foreign exchange gain during 2011.

Interest income and interest expense in 2010 was consistent with 2009.  Other expense, net, increased in 2010 compared to 2009 by $0.9 million reflecting increases in foreign exchange losses during 2010.

Provision for (benefit from) income taxes (in millions):

	Years Ended December 31,
	2011	Change	2010	Change	2009
Provision for (benefit from) income taxes	$23.2	$(4.6)	$27.8	$30.4	$(2.6)

We recorded an income tax provision of $23.2 million for 2011, an income tax provision of $27.8 million for 2010, and an income tax benefit of $2.6 million for 2009, respectively.  These represented effective tax rates of 25.8%, 27.2%, and 7.7%, in 2011, 2010, and 2009, respectively.  Our effective tax rates for these periods differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate.

As of December 31, 2011, approximately $43.1 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S.  Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon.  Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

Our valuation allowance of approximately $20.2 million is mostly related to capital loss and foreign net operating loss carryforwards as of December 31, 2011 because we cannot forecast sufficient future capital gains or foreign source income to realize these deferred tax assets.  These net operating loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

The California 2009-2010 budget legislation included the ability to elect to apply a single sales factor apportionment for years beginning after January 1, 2011.  As a result of our anticipated election of the single sales factor, we re-measured our deferred taxes taking into account the expected California tax rate under the elective single sales factor.  We determined that by electing a single sales factor apportionment, our deferred tax assets decreased by approximately $1.2 million (net of federal benefit).  Of the $1.2 million tax impact, $0.6 million was recorded as a discrete item in 2009 and the remaining $0.6 million was recorded as a discrete item in 2010.

At December 31, 2011, we had federal net operating loss carryforwards of approximately $96.0 million, which, if not used, will begin to expire in 2026.  These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized.  Furthermore, we have California net operating loss carryforwards of approximately $67.8 million, which, if not used, will begin to expire in 2013.  At December 31, 2011, we had research credit carryforwards of approximately $5.0 million for federal purposes and $3.6 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire after 2020.  The California state credit can be carried forward indefinitely.

Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 718 prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable.  Such unrecognized deferred tax benefits totaled $25.1 million as of December 31, 2011 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock.  As of December 31, 2011, 2010 and 2009, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash and cash equivalents	$240,675	$294,664	$166,487
Short-term investments	7,395	8,615	19,978
Long-term investments	—	9,089	—

Total	$248,070	$312,368	$186,465

Cash flows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash flow provided by (used in):
Operating activities	$130,469	$129,529	$74,165
Investing activities	(211,606)	(15,920)	(1,556)
Financing activities	27,241	14,707	6,837
Effects of exchange rate changes on cash and cash equivalents	(93)	(139)	(59)

Net increase (decrease) in cash and cash equivalents	$(53,989)	$128,177	$79,387

As of December 31, 2011, we had $248.1 million in cash, cash equivalents, and marketable securities.  Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which include corporate bonds, foreign bonds, and agency bonds.

As of December 31, 2011, approximately $66.5 million of cash was held by our foreign subsidiaries.  We have not provided additional U.S. income taxes or additional foreign withholding taxes on approximately $43.1 million of undistributed foreign subsidiary earnings that are intended to be permanently reinvested outside the U.S.  $39.6 million of the total undistributed foreign earnings relate to Costa Rica.  In the event such earnings are repatriated to the U.S., the earnings would be subject to additional U.S. income taxes reduced by any foreign taxes paid.

Operating Activities

For the year ended December 31, 2011, cash flows from operations of $130.5 million resulted primarily from our net income of approximately $66.7 million and the following reasons:

Changes in non-cash activities

•	Stock-based compensation of $19.1 million.

•

Other non-cash activities including depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of intangible assets, benefits from tax provision for our share-based payments, and loss on the retirement/disposal of our fixed assets of $12.0 million.

Changes in working capital

•

Accrued and other long-term liabilities increased by $37.1 million primarily due to the an increase of compensation and related employee benefits, income tax payable and other sales and marketing costs, increasing our cash inflow from operations.

•	Deferred revenue increased by $16.3 million primarily due to higher sales with deferred revenue components in 2011, increasing our cash inflow from operations.

•	Accounts receivable increased by $21.7 million due to the increase in revenues during 2011, reducing our cash inflow from operating activities.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable, resulted in a net decrease of $0.8 million, increasing our cash inflow from operations.

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

•	Deferred revenue increased by $2.2 million primarily due to higher sales with deferred revenue components in 2010, increasing our cash inflow from operations.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable, resulted in a net decrease of $0.9 million, increasing our cash inflow from operations.

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

•

Other working capital comprising of accounts receivable, inventory, prepaid expenses and other assets, accounts payable, and accrued liabilities resulted in a net decrease of $0.4 million, increasing our cash inflow from operations.

Investing Activities

Net cash used in investing activities was $211.6 million for the year ended December 31, 2011, primarily consisted of our cash paid for the acquisition of Cadent of approximately $187.6 million and approximately $30.4 million of property, plant, and equipment purchases.  We also had restricted cash of approximately $4.0 million which primarily represents funds we hold as unclaimed merger consideration related to the acquisition of Cadent on April 29, 2011.  These costs were partially offset by net maturities of marketable securities and the proceeds from the sale of equipment of approximately $10.4 million.

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

Financing Activities

Net cash provided by financing activities was $27.2 million for the year ended December 31, 2011 primarily resulting from approximately $25.5 million in proceeds from the issuance of our common stock and approximately $11.4 million from excess tax provision from our share-based arrangements.  These proceeds were partially offset by approximately $7.8 million common stock repurchases and $2.0 million of taxes paid for our employees’ vesting of restricted stock units.

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

Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  However, in 2006, we began granting restricted stock units (“RSUs”) which, unlike stock options, do not generate cash from exercise.  As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2011, 2010, and 2009, we paid $1.9 million, $1.1 million, and $0.5 million of taxes related to RSUs that vested during the period for executive officers, respectively.

Line of Credit

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank.  Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of

December 31, 2012.  The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank.  This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million.  Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter.  As of December 31, 2011, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Stock Repurchase

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market.  During the fourth quarter of 2011, we repurchased approximately 0.3 million shares of common stock at an average price of $24.00 per share for an aggregate purchase price of approximately $7.8 million including commissions.  As of December 31, 2011, there remains $142.2 million under our existing stock repurchase authorization.

Investments to Increase Manufacturing Capacity

On August 4, 2011 we purchased land and a manufacturing facility in Juarez, Mexico for approximately $3.2 million in order to expand our current manufacturing capacity in order meet expected demand.  We expect to incur costs in 2012 as we continue to construct and equip this facility to operate at full capacity.

Contractual Obligations/Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2011 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating lease obligations	$27,900	$7,177	$9,584	$8,220	$2,919

Our contractual obligations table above excludes approximately $15.5 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2011.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

We executed an agreement on January 12, 2012 to lease 47,000 square feet of property in Tel-Aviv, Israel, where we produce our handheld intra-oral scanner wand and have operations and general and administrative functions.  The monthly rent for this facility is approximately $67,000 and will expire in January 2016.

We had no off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2011.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements.  We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, goodwill and finite-lived assets and related impairment, and income taxes.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates.  Actual results could differ from those estimates.

We believe the following critical accounting policies and estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

In the fiscal year ended December 31, 2011, we adopted the new accounting guidance for multiple-deliverable revenue arrangements (Accounting Standards Update “ASU” 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the Financial Accounting Standard Board “FASB” Emerging Issues Task Force).  This new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method”, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable.

Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of equipment, services and extended warranties.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Based on the new accounting guidance adopted January 1, 2011, arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•

VSOE – In most instances, products are sold separately in stand-alone arrangements.  Services are also sold separately through renewals of contracts with varying periods.  We determine VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•

TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price.  We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•

ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE does not exist for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices.  Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

We adopted these standards for applicable arrangements that were entered into or materially modified on or after January 1, 2011.  Implementation of these standards did not have a material impact on our consolidated financial statements in the period under report and is not expected to significantly affect the timing and pattern of revenue recognition in future periods.

We estimate and record a provision for amounts of estimated losses on sales, if any, in the period such sales occur.  We have not recorded any estimated losses for the periods presented.  Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.

Clear Aligner

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

We use VSOE adjusted by estimated usage rates for case refinements and replacement aligners to determine the respective ESP.  In the absence of VSOE, we determine our best estimate of selling price, as if it is sold on a stand-alone basis, and take into consideration our pricing and discounting strategies, market conditions, as well as historical price.  We regularly review our VSOE and ESP and maintain internal controls over the establishment and update of these estimates.

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

Scanners and CAD/CAM Services

We recognize revenues from the sales of iTero and iOC intra-oral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services and OrthoCAD services such as OrthoCAD iCast, OrthoCAD iQ, and OrthoCAD iRecord.  We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated.

Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later and free cases or training is included as a deliverable in the multiple-element arrangement assessment.   Returns of products, excluding warranty related returns, are infrequent and insignificant

Services: Service revenue, including iTero restorative and all OrthoCAD services are recognized upon delivery or ratably over the contract term as the specified services are performed.

Extended Warranties: We offer customers an option to purchase extended warranties on certain products.  We recognize revenue on these extended warranty contracts ratably over the life of the contract.  The costs associated with these extended warranty contracts are recognized when incurred.

When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element’s relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our pricing and discounting strategies.  We will continue to review our estimates as we continue to integrate Cadent into our business.

Revenues for unlimited scanning service agreements and extended warranty are recognized ratably over the service periods.  If a customer selects a pay per use basis for scanning service fees, the revenue is recognized as the service is provided.

For direct sales and sales to certain distributors, intra-oral scanner revenue is recognized once the intra-oral scanner has been installed and on-site training is completed.  For other distributors who provide installation and training to the customer, we recognize scanner revenue when the intra-oral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.

Stock-based Compensation Expense

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award.  We estimate the fair value of stock options using a Black-Scholes valuation and Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Goodwill and finite-lived purchased intangible assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the reporting unit based on relative synergies generated.

Our intangible assets primarily consist of intangible assets acquired as part of the Cadent acquisition.  These assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.

Impairment of goodwill, finite-lived purchased intangible assets and long-lived assets

We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting unit are based on relative synergies generated as a result of an acquisition.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit.  We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units.  If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill.  Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

In fiscal years 2011, 2010 and 2009, we performed the annual goodwill impairment testing during the fourth quarter for our reporting unit(s) and found no impairment as the fair value of our reporting unit(s) was significantly in excess of the carrying value.

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  An asset is considered impaired if its carrying amount exceeds the future net cash flows the asset is expected to generate.  If an asset is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset exceeds its fair market value which is estimated based on projected discounted future net cash flows.  There were no asset impairments during 2011, 2010 or 2009.

Deferred Tax Valuation Allowance

We consider all available evidence, both positive and negative including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.

As of December 31, 2011, with the exception of certain capital loss and foreign net operating loss carryforwards, we believe that the amount of deferred tax assets recorded on our balance sheet would ultimately be realized.  However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities.   Our cash equivalents and investments are fixed-rate short-term and long-term securities.   Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.   As of December 31, 2011, we had approximately $7.4 million invested in available-for-sale marketable securities.   An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2011 and therefore, we are not subject to risks from immediate interest rate decreases.

Currency Rate Risk

We operate in North America, Europe, Asia-Pacific, Costa Rica, Israel, and Japan.   As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future.   We sell our products in the local currency for the respective countries.   This provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their local currencies as discussed further below.   Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation.   Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.   The impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

	Three Months Ended
	2011				2010
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	(in thousands, except per share data )
	(unaudited )
Net revenues(1)	$128,905	$125,894	$120,086	$104,856	$92,893	$95,947	$108,196	$90,090
Gross profit(2)	95,550	92,370	91,137	82,226	71,756	74,933	87,018	69,710
Profit (loss) from operations(3)	26,430	26,312	16,595	21,023	14,770	21,923	45,344	20,697
Net profit (loss)(3)	20,449	19,264	11,162	15,841	9,905	16,815	32,603	14,930
Net profit per share:
Basic	$0.26	$0.25	$0.14	$0.21	$0.13	$0.22	$0.43	$0.20
Diluted	$0.25	$0.24	$0.14	$0.20	$0.13	$0.22	$0.42	$0.19
Shares used in computing net profit per share:
Basic	78,737	78,455	77,888	76,844	76,333	76,081	75,703	75,166
Diluted	80,849	80,266	80,321	79,361	78,724	78,109	77,607	77,597

(1)	Net revenues for the quarters ended June 2011, September 2011 and December 2011 include revenues from our scanners and CAD/CAM services business of approximately $6.4 million, $11.6 million, and $10.0 million, respectively, as a result of our acquisition of Cadent on April 29, 2011. Net revenues for the quarter ended June 2010 included a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(2)	Gross profit for the quarter ended June 2011 included acquisition and integration related costs of $0.1 million and amortization of intangible assets of $0.2 million. Gross profit for the quarter ended September 2011 included acquisition and integration related costs of $0.2 million, amortization of intangible assets of $0.3 million and exit costs of $0.2 million. Gross profit for the quarter ended December 2011 included acquisition and integration related costs of $0.1 million, amortization of intangible assets of $0.3 million, and exit costs of $0.6 million. Gross profit for the quarters ended March 2010, December 2009, and September 2009 included amortization of prepaid royalties of $0.8 million, $4.3 million, and $1.9 million, respectively, related to the litigation settlement with Ormco. In addition, the quarter ended June 2010 gross profit also included the $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(3)	Profit (loss) from operations and net profit (loss) included:

•	$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners for quarter ended June 2010.

•	Acquisition and integration related costs of $5.9 million for the quarter ended June 2011, $1.5 million for the quarter ended September 2011, and $1.1 million for the quarter ended December 2011.

•	Amortization of intangible assets of $0.8 million for the quarter ended June 2011, $1.1 million for the quarter ended September 2011 and $1.3 million for the quarter ended December 2011.

•	Exit costs of $0.2 million for the quarter ended September 2011 and $0.8 million for the quarter ended December 2011.

•

$0.8 million of amortization of prepaid royalties related to the litigation settlement with Ormco for the quarter ended March 2010.   See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•

$1.2 million and $3.3 million related to the class action litigation settlement with Leiszler for the quarter ended December 2010 and September 2010, respectively.   See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

•

$8.7 million benefit related to an insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation for the quarter ended June 2010.   See Note 6 “Litigation Settlements” in the Notes to our Consolidated Financial Statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.   In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On April 29, 2011, we acquired Cadent Holdings, Inc. (as discussed in Note 4 to the accompanying audited consolidated financial statements).   We are in the process of evaluating the internal controls of the acquired business.   However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, we excluded the acquired business from management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.   In the aggregate, this business represented approximately 28% of our total consolidated assets and approximately 6% of our total consolidated revenues as of and for the fiscal year ended December 31, 2011.

Based on its assessment and those criteria, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

/S/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer

February 29, 2012

/S/ KENNETH B. AROLA
Kenneth B. Arola
Vice President, Finance and Chief Financial Officer

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Align Technology, Inc. and subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.   In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.   Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.   Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.   Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audits also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audits provide a reasonable basis for our opinions.

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

As described in Report of Management on Internal Control over Financial Reporting, management has excluded Cadent Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011.   We have also excluded Cadent Holdings, Inc. from our audit of internal control over financial reporting.   Cadent Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 28% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 29, 2012

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net revenues (1)	$479,741	$387,126	$312,333
Cost of revenues	118,458	83,709	78,841

Gross profit	361,283	303,417	233,492

Operating expenses:
Sales and marketing	142,174	114,013	112,542
General and administrative	89,152	64,790	61,718
Research and development	37,154	25,997	22,252
Litigation settlement costs	—	4,549	69,673
Insurance settlement	—	(8,666)	—
Restructurings	—	—	1,319
Amortization of acquired intangible assets	2,443	—	—

Total operating expenses	270,923	200,683	267,504

Profit (loss) from operations	90,360	102,734	(34,012)
Interest income	552	555	579
Interest expense	(51)	(19)	(85)
Other expense	(920)	(1,267)	(375)

Net profit (loss) before provision for income taxes	89,941	102,003	(33,893)
Provision for (benefit from) income taxes	23,225	27,750	(2,624)

Net profit (loss)	$66,716	$74,253	$(31,269)

Net profit (loss) per share:
Basic	$0.86	$0.98	$(0.45)

Diluted	$0.83	$0.95	$(0.45)

Shares used in computing net profit (loss) per share:
Basic	77,988	75,825	69,094

Diluted	80,294	78,080	69,094

(1)	Net revenues for the year ended December 31, 2011 include eight months of revenues from our Scanners and CAD/CAM Services segment of approximately $28.0 million as a result of our acquisition of Cadent on April 29, 2011. Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$240,675	$294,664
Restricted cash	4,026	—
Marketable securities, short-term	7,395	8,615
Accounts receivable, net of allowance for doubtful accounts and returns of $780 and $735, respectively	91,537	65,430
Inventories	9,402	2,544
Prepaid expenses and other current assets	31,781	17,358

Total current assets	384,816	388,611

Marketable securities, long-term	—	9,089
Property, plant and equipment, net	53,965	30,684
Goodwill	135,383	478
Intangible assets, net	50,022	2,188
Deferred tax assets	22,337	42,439
Other assets	2,741	3,454

Total assets	$649,264	$476,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,265	$7,768
Accrued liabilities	76,600	51,358
Deferred revenues	52,252	33,848

Total current liabilities	148,117	92,974

Other long-term liabilities	10,366	6,222

Total liabilities	158,483	99,196

Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,776 and 76,390 issued and outstanding, respectively)	8	8
Additional paid-in capital	607,240	555,851
Accumulated other comprehensive income, net	46	134
Accumulated deficit	(116,513)	(178,246)

Total stockholders’ equity	490,781	377,747

Total liabilities and stockholders’ equity	$649,264	$476,943

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balances at December 31, 2008	65,633	$7	$439,494	$269	$(221,230)	$218,540
Net loss	—	—	—	—	(31,269)	(31,269)
Net change in unrealized gain from available-for sale securities	—	—	—	18	—	18
Net change in cumulative translation adjustment	—	—	—	168	—	168

Comprehensive net loss						(31,083)

Issuance of common stock relating to employee equity compensation plans	1,349	—	8,097	—	—	8,097
Tax withholdings related to net share settlements of restricted stock units	—	—	(487)	—	—	(487)
Shares issued for litigation settlement	7,586	—	63,518	—	—	63,518
Excess tax provision from share based payment arrangements	—	—	(637)	—	—	(637)
Stock based compensation	—	—	15,088	—	—	15,088

Balances at December 31, 2009	74,568	7	525,073	455	(252,499)	273,036
Net income	—	—	—	—	74,253	74,253
Net change in unrealized loss from available-for sale securities	—	—	—	(19)	—	(19)
Net change in cumulative translation adjustment	—	—	—	(302)	—	(302)

Comprehensive net income						73,932

Issuance of common stock relating to employee equity compensation plans	1,822	1	11,821	—	—	11,822
Tax withholdings related to net share settlements of restricted stock units		—	(1,080)	—	—	(1,080)
Excess tax benefit from share based payment arrangements	—	—	3,965	—	—	3,965
Stock based compensation	—	—	16,072	—	—	16,072

Balances at December 31, 2010	76,390	8	555,851	134	(178,246)	377,747
Net income	—	—	—	—	66,716	66,716
Net change in unrealized loss from available-for sale securities	—	—	—	10	—	10
Net change in cumulative translation adjustment		—	—	(98)	—	(98)

Comprehensive net income						66,628

Issuance of common stock relating to employee equity compensation plans	2,708	—	25,501	—	—	25,501
Tax withholdings related to net share settlements of restricted stock units		—	(1,897)	—	—	(1,897)
Common stock repurchased	(322)	—	(2,771)	—	(4,983)	(7,754)
Excess tax benefit from share based payment arrangements	—	—	11,391	—	—	11,391
Stock based compensation	—	—	19,165	—	—	19,165

Balances at December 31, 2011	78,776	$8	$607,240	$46	$(116,513)	$490,781

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$66,716	$74,253	$(31,269)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Deferred taxes	5,842	17,307	(2,612)
Depreciation and amortization	12,112	11,386	10,204
Stock-based compensation	19,165	16,072	15,088
Amortization of intangibles	5,365	2,800	2,800
Litigation settlement costs paid in stock	—	—	56,523
Amortization of prepaid royalties	—	827	6,165
Provision for doubtful accounts and returns	117	195	708
Loss on retirement and disposal of fixed assets	1	61	37
Excess tax provision for (benefit from) share-based payment arrangements	(11,391)	(3,965)	637
Changes in assets and liabilities, excluding the effects of business combinations:
Accounts receivable	(21,693)	(12,184)	(2,586)
Inventories	(4,058)	(508)	(85)
Prepaid expenses and other assets	(2,681)	(1,212)	306
Accounts payable	7,535	2,612	(614)
Accrued and other long-term liabilities	37,105	19,705	3,336
Deferred revenues	16,334	2,180	15,527

Net cash provided by operating activities	130,469	129,529	74,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(187,588)	—	—
Restricted cash	(4,026)	—	—
Purchase of property, plant and equipment	(30,404)	(18,031)	(7,192)
Purchase of marketable securities	—	(18,334)	(42,923)
Maturities of marketable securities	10,317	20,590	48,893
Proceeds from sale of equipment	95	—	—
Other assets	—	(145)	(334)

Net cash used in investing activities	(211,606)	(15,920)	(1,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,501	11,822	8,097
Common stock repurchase	(7,754)	—	—
Payments on short-term obligations	—	—	(136)
Excess tax provision for (benefit from) share-based payment arrangements	11,391	3,965	(637)
Employees’ taxes paid upon the vesting of restricted stock units	(1,897)	(1,080)	(487)

Net cash provided by financing activities	27,241	14,707	6,837

Effect of foreign exchange rate changes on cash and cash equivalents	(93)	(139)	(59)

Net increase (decrease) in cash and cash equivalents	(53,989)	128,177	79,387
Cash and cash equivalents, beginning of year	294,664	166,487	87,100

Cash and cash equivalents, end of year	$240,675	$294,664	$166,487

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Description

Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 and focuses on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients.  We are headquartered in San Jose, California with offices worldwide.  Our international headquarters are located in Amsterdam, the Netherlands.  We have two operating segments, (1) Clear Aligner, known as the Invisalign system, and (2) Scanners and CAD/CAM Services, known as iTero and iOC intra-oral scanners and OrthoCAD services.

Basis of presentation and preparation

The consolidated financial statements include the accounts of Align and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.  Amounts within revenues and cost of revenues in prior period amounts have been reclassified to conform with the current period presentation.   These reclassifications had no impact on previously reported gross profit or financial position.

In connection with the preparation of the consolidated financial statements, we evaluated events subsequent to the balance sheet date through the financial statement issuance date and determined that all material transactions have been recorded and disclosed properly.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.  On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based compensation, income taxes, and contingent liabilities, among others.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Fair value of financial instruments

The carrying amounts of our cash, accounts receivable, accounts payable and other current liabilities approximate their fair value.

We measure our cash equivalents, marketable securities, and our Israeli severance fund at fair value.  Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Cash and cash equivalents

We consider currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are held in various financial institutions in the U.S. and internationally.

Restricted cash

Our restricted cash balance as of December 31, 2011 was approximately $4.0 million which primarily represents funds we hold as unclaimed merger consideration related to the acquisition of Cadent on April 29, 2011.

Marketable securities

We invest primarily in money market funds, agency, foreign and domestic corporate bonds.

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

Foreign currency

For our international subsidiaries where the foreign currency is the functional currency, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Adjustments from translating certain European subsidiaries’ financial statements from the local currency to the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheets.  This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period.  As of December 31, 2011 and 2010, we had $0.1 million and $0.1 million, respectively, in accumulated other comprehensive income, net related to the translation of our foreign subsidiaries’ financial statements.

Our other international entities operate in a U.S. dollar functional currency environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S. dollar at current exchange rates except for non-monetary assets and liabilities which are remeasured at historical exchange rates.  Revenues and expenses are generally remeasured at an average exchange rate in effect during each period.  Gains or losses from foreign currency remeasurement are included in other income (expense).  For the year ended December 31, 2011 foreign currency gains were not significant, and for the years ended December 31, 2010 and 2009, we incurred a gain of $0.6 million, and a loss of $0.3 million, respectively, which were included in other income (expense).

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable.  We invest excess cash primarily in money market funds of major financial institutions, agency, foreign and domestic corporate bonds.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. services financial sector.  We provide credit to customers in the normal course of business.  Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed.  We maintain reserves for potential credit losses and such losses have been within management’s expectations.  No individual customer accounted for 10% or more of our accounts receivable at December 31, 2011 and 2010, or net revenues in 2011, 2010, and 2009.

In the U.S., the Food and Drug Administration (“FDA”) regulates the design, manufacture, distribution, preclinical and clinical study, clearance and approval of medical devices.  Products developed by us may require approvals or clearances from the FDA or other international regulatory agencies prior to commercialized sales.  There can be no assurance that our products will receive any of the required approvals or clearances.  If we were denied approval or clearance or such approval was delayed, it may have a material adverse impact on us.

We have manufacturing operations located outside the U.S.  We currently rely on our manufacturing facilities in Costa Rica to prepare digital treatment plans using a sophisticated, internally developed computer-modeling program.  In addition, we manufacture our clear aligners and parts of our intra-oral scanners at our facility in Juarez, Mexico and also in Or Yehuda, Israel where we produce our handheld scanner wand.  Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations, including difficulties in hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability, particularly as a result of increased levels of violence in Juarez, Mexico; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences.  If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.

We purchase certain inventory from sole suppliers.  Additionally, we rely on a limited number of hardware manufacturers.  The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Inventories

Inventories are valued at the lower of cost or market, with cost computed using standard cost (which approximates actual cost) and actual cost on a first-in-first-out or average basis.  Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.

Property, plant and equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years.  We depreciate buildings over periods up to 20 years.   Land is not depreciated.  Construction in progress is related to the construction or development of property

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(including land) and equipment that have not yet been placed in service for their intended use.  Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in the Consolidated Statements of Operations.  Maintenance and repairs are expensed as incurred.

Goodwill and finite-lived purchased intangible assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting unit based on relative synergies generated.

Our intangible assets primarily consist of intangible assets acquired as part of the Cadent acquisition.  These assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.

Impairment of goodwill, finite-lived purchased intangible assets and long-lived assets

We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting units are based on the relative synergies generated as a result of an acquisition.

The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit.  We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units.  If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill.  Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

In fiscal years 2011, 2010 and 2009, we performed the annual goodwill impairment testing during the fourth quarter for our reporting unit(s) and found no impairment as the fair value of our reporting unit(s) was significantly in excess of the carrying value.

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  An asset is considered impaired if its carrying amount exceeds the future net cash flows the asset is expected to generate.  If an asset is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset exceeds its fair market value which is estimated based on projected discounted future net cash flows.  There were no asset impairments during 2011, 2010 or 2009.

Development costs for internal use software

Costs relating to internal use software are accounted for in accordance with the provisions of accounting for the costs of computer software developed or obtained for internal use.  Capitalized software costs are amortized over the estimated useful lives of three years.  Development costs for internal use software for 2011, 2010, and 2009 were not material.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

Clear Aligner

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

Scanners and CAD/CAM Services

We warrant our intra-oral scanners for a period of one year, which include materials and labor.  We accrue for these warranty costs based on average historical repair costs.  Extended warranty may be purchased for additional fees.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for customers’ inability make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not been materially differed from the estimated allowance.

Revenue Recognition

In the fiscal year ended December 31, 2011, we adopted the new accounting guidance for multiple-deliverable revenue arrangements (Accounting Standards Update “ASU” 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the Financial Accounting Standard Board “FASB” Emerging Issues Task Force).  This new guidance establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant, replaces the “residual method” of allocation with the “relative selling-price method,” and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables applying this method, including proportional allocation of any discounts to each deliverable.

Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of equipment, services and extended warranties.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Based on the new accounting guidance adopted January 1, 2011, arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

•

VSOE – In most instances, products are sold separately in stand-alone arrangements.  Services are also sold separately through renewals of contracts with varying periods.  We determine VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price.  We determine TPE based on sales of comparable amount of similar product or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•

ESP – The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE does not exist for all elements, we determine ESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices.  Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

We adopted these standards for applicable arrangements that were entered into or materially modified on or after January 1, 2011.  Implementation of these standards did not have a material impact on our consolidated financial statements in the period under report and is not expected to significantly affect the timing and pattern of revenue recognition in future periods.

We estimate and record a provision for amounts of estimated losses on sales, if any, in the period such sales occur.  We have not recorded any estimated losses for the periods presented.  Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.

Clear Aligner

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

We use VSOE adjusted by estimated usage rates for case refinements and replacement aligners to determine the respective ESP.  In the absence of VSOE, we determine our best estimate of selling price, as if it is sold on a stand-alone basis, and take into consideration our pricing and discounting strategies, market conditions, as well as historical price.  We regularly review our VSOE and ESP and maintain internal controls over the establishment and update of these estimates.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Scanners and CAD/CAM Services

We recognize revenues from the sales of iTero and iOC intra-oral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services and OrthoCAD services such as OrthoCAD iCast, OrthoCAD iQ, and OrthoCAD iRecord.  We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated.   Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later and free cases or training is included as a deliverable in the multiple-element arrangement assessment.  Returns of products, excluding warranty related returns, are infrequent and insignificant

Services: Service revenue, including iTero restorative and all OrthoCAD services are recognized upon delivery or ratably over the contract term as the specified services are performed.

Extended Warranties: We offer customers an option to purchase extended warranties on certain products.   We recognize revenue on these extended warranty contracts ratably over the life of the contract.  The costs associated with these extended warranty contracts are recognized when incurred.

When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element’s relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our pricing and discounting strategies.  We will continue to review our estimates as we continue to integrate Cadent into our business.

Revenues for unlimited scanning service agreements and extended warranty are recognized ratably over the service periods.  If a customer selects a pay per use basis for scanning service fees, the revenue is recognized as the service is provided.

For direct sales and sales to certain distributors, intra-oral scanner revenue is recognized once the intra-oral scanner has been installed and on-site training is completed.  For other distributors who provide installation and training to the customer, we recognize scanner revenue when the intra-oral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.

Shipping and Handling Costs

Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of revenues.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development

Research and development costs are expensed as incurred.

Advertising costs

The cost of advertising and media is expensed as incurred.  For the years ended December 31, 2011, 2010 and 2009 advertising costs totaled $21.2 million, $20.2 million, and $18.1 million, respectively.

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

Stock-based compensation

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award.  We estimate the fair value of stock options using a Black-Scholes valuation and Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.   Comprehensive income (loss), including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported net of their related tax effect.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Accounting Standards Codification “ASC” 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This new accounting standard update provides certain amendments to the fair value measurement guidance and includes some enhanced disclosure requirements.  The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs.  The standard is effective for the year beginning after December 15, 2011.  We will adopt this standard in the first quarter of 2012.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment.” This new revised accounting standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary.  Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.   This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We will adopt this standard in the first quarter of 2012.

In December 2011, FASB issued ASU 2011-12, “Comprehensive Income (ASC 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements, the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by this guidance, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the Securities and Exchange Commission have a material impact on our present or future consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

We had the following investments (in thousands):

Short-term

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,135	$—	$(1)	$4,134
Foreign bonds	1,248	—	(5)	1,243
Agency bonds	2,015	3	—	2,018

Total	$7,398	$3	$(6)	$7,395

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not have any long-term marketable securities as of December 31, 2011.

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

As of December 31, 2011 and 2010, all short-term investments have maturity dates of less than one year.  For the years ended December 31, 2011 and 2010, realized losses were immaterial.

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

Our Level 1 assets consist of money market funds.  We did not hold any Level 1 liabilities as of December 31, 2011.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of corporate bonds, foreign bonds, agency bonds, and our Israeli severance funds that are mainly invested in insurance policies.  We did not hold any Level 2 liabilities as of December 31, 2011.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We did not hold any Level 3 assets or liabilities as of December 31, 2011.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,897	$86,897	—

Short-term investments:
Corporate bonds	4,134	—	4,134
Foreign bonds	1,243	—	1,243
Agency bonds	2,018	—	2,018

Other assets:
Israeli severance funds	1,859	—	1,859

	$96,151	$86,897	$9,254

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$164,722	$164,722	$—

Short-term investments:
Corporate bonds and certificate of deposit	3,011	—	3,011
Foreign bonds	705	—	705
Discount notes	2,999	—	2,999
Commercial paper	1,900	—	1,900

Long-term investments:
Corporate bonds	5,737	—	5,737
Foreign bonds	1,306	—	1,306
Agency bonds	2,046	—	2,046

	$182,426	$164,722	$17,704

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$4,542	$1,272
Work in process	2,486	1,030
Finished goods	2,374	242

	$9,402	$2,544

Work in process includes costs to produce our clear aligner and intra-oral scanner products.  Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Property and equipment

Property and equipment consist of the following (in thousands):

	Useful Life (in years )	December 31,
		2011	2010
Clinical and manufacturing equipment	5	$59,991	$48,373
Computer hardware	3	19,096	16,246
Computer software	3-5	18,972	12,776
Furniture and fixtures	5	5,797	4,873
Leasehold improvements	Shorter of lease term or economic life of the asset	4,588	3,406
Building	20	1,913	—
Land	N/A	1,162	—
Construction in progress	N/A	17,913	12,784

Total		129,432	98,458
Less: Accumulated depreciation and amortization		(75,467)	(67,774)

		$53,965	$30,684

As of December 31, 2011, construction in progress consisted primarily of costs for capital equipment to be placed in service in the next year.  Depreciation and amortization was $12.1 million, $11.4 million, and $10.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued payroll and benefits	$41,827	$26,551
Accrued litigation settlement	—	4,549
Accrued income taxes	426	1,936
Accrued sales rebate	8,358	3,826
Accrued sales tax and value added tax	7,052	2,940
Accrued warranty	3,177	2,607
Accrued sales and marketing expenses	3,508	2,955
Accrued accounts payable	3,048	3,235
Unclaimed merger consideration	4,026	—
Other	5,178	2,759

Total	$76,600	$51,358

Warranty

Warranty accrual as of December 31, 2011 and 2010 consists of the following activity (in thousands):

Warranty accrual, December 31, 2009	$2,376
Charged to cost of revenues	2,793
Actual warranty expenditures	(2,562)

Warranty accrual, December 31, 2010	2,607

Charged to cost of revenues	3,319
Assumed warranty from Cadent	340
Actual warranty expenditures	(3,089)

Warranty accrual, December 31, 2011	$3,177

Note 4. Business Combinations

On April 29, 2011, we completed the acquisition of Cadent for an aggregate cash purchase price of approximately $187.6 million.   Cadent is a 3D digital scanning solutions for orthodontics and dentistry.   We believe that the combination of Align’s and Cadent’s technologies and capabilities creates greater growth opportunities for Align by bringing innovative new Invisalign treatment tools to customers and by extending the value of intra-oral scanning in dental practices.

The following table summarizes the allocation of the preliminary purchase price as of April 29, 2011 (in thousands):

Assets	$15,745
Property, plant and equipment	3,624
Acquired identifiable intangible assets:
Trademarks (one to fifteen-year useful lives)	7,100
Existing technology (thirteen year useful life)	12,600
Customer relationships (eleven year useful life)	33,500
Goodwill	134,905
Liabilities assumed	(19,886)

Total	$187,588

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill of $134.9 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place.   None of this goodwill will be deductible for tax purposes.   Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.   As of December 31, 2011, we allocated approximately $76.9 million of the goodwill from the Cadent acquisition to our Scanners and CAD/CAM Services reporting unit and approximately $58.0 million to our Clear Aligner reporting unit.   We allocated this goodwill to our reporting units based on the expected relative synergies generated by the acquisition.

For the post-acquisition period of April 30, 2011 through December 31, 2011, Cadent contributed revenues of approximately $28.0 million and gross profit of approximately $6.5 million.  Sales, marketing, development and administrative activities for our Clear Aligner and Scanners and CAD/CAM Services reporting units were integrated during the post-acquisition period, therefore information below gross profit is not available.

The following table presents the results of Align and Cadent for year ended December 31, 2011 and 2010, on a pro forma basis, as though the companies had been combined as of the beginning of January 1, 2011 and 2010.   The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2011 and 2010 or of results that may occur in the future (in thousands):

	Pro forma Net Revenues and Net Profit
	Year Ended December 31,
	2011	2010
Net revenues	$492,468	$425,025

Net profit	$62,416	$69,952

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the year ended December 31, 2011 is as follows (in thousands):

Balance as of December 31, 2010	$478
Goodwill from the Cadent acquisition	134,905

Balance as of December 31, 2011	$135,383

Goodwill of $134.9 million as a result of the Cadent acquisition represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected relative synergies of the transaction and the knowledge and experience of the workforce in place.   Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes goodwill by reportable segment for the years ended December 31, 2011 and 2010 (in thousands):

	Clear Aligner	Scanners and CAD/CAM Services	Total
Balance as of December 31, 2011
Goodwill	$58,445	$76,938	$135,383
Balance as of December 31, 2010
Goodwill	$478	$—	$478

We conduct our goodwill impairment test annually, during the fourth quarter, or whenever events or changes in facts and circumstances indicate that the fair value of the reporting unit may be less than its carrying amount.   For the annual goodwill impairment test, we use the income approach, the market approach, or a combination thereof, to determine each reporting unit’s fair value.   The income approach provides an estimate of fair value based on discounted expected future cash flows.   The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium.   During the fiscal year 2011 annual goodwill impairment test under the first step, during the fourth quarter, we used a combination of approaches to estimate each reporting unit’s fair value.   We believed that at the time of impairment testing performed, the income approach and the market approach were equally representative of a reporting unit’s fair value.

Determining the fair value of a reporting unit or an intangible asset requires judgment and involves the use of significant estimates and assumptions.  We based the fair value estimates on assumptions we believe to be reasonable, but are inherently uncertain.   Estimates and assumptions with respect to the determination of the fair value of our reporting units using the income approach include, among other inputs, our operating forecast and revenue growth rates.

Our estimates of revenues and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our regular long-range planning process.   Based on the goodwill impairment analysis results during the fourth quarter of 2011, we determined that no impairment needed to be recorded as the fair value of our reporting units were significantly in excess of the carrying value.   During the fiscal year ended December 31, 2011, there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount.

Intangible Assets

Acquired Intangible Assets

Information regarding our acquired intangible assets as a direct result from the Cadent acquisition is being amortized as follows (in thousands):

	Gross Carrying Amount as of April 29, 2011	Accumulated Amortization	Net Carrying Value as of December 31, 2011
Trademarks	$7,100	$(404)	$6,696
Existing technology	12,600	(735)	11,865
Customer relationships	33,500	(2,039)	31,461

	$53,200	$(3,178)	$50,022

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of the acquired existing technology is recorded in cost of revenue, while the amortization of acquired trademarks and customer relationships are included in operating expenses.  The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

Year Ended December 31, 2011
Amortization of acquired intangible assets
In cost of revenue	$735
In operating expense	2,443

Total	$3,178

The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2011 is as follows (in thousands):

Fiscal Year
2012	$4,619
2013	4,519
2014	4,475
2015	4,453
2016	4,453
Thereafter	27,503

Total	$50,022

Non-compete Agreements

The non-compete intangible assets represent agreements received in conjunction with the October 2006 OrthoClear Agreement at gross value of $14.0 million.   These assets were amortized on a straight-line basis over the expected useful life of five years.   As of December 31, 2010, the net carrying value was approximately $2.2 million (net of $11.8 million of accumulated amortization). We amortized the remaining $2.2 million during 2011, and as of December 31, 2011, the non-compete agreements were fully amortized.

Note 6. Litigation Settlements

Ormco

On August 16, 2009, we entered into three agreements with Ormco Corporation (“Ormco”), an affiliate of Danaher Corporation (“Danaher”): a Settlement Agreement, a Stock Purchase Agreement, and a Joint Development, Marketing and Sales agreement (“Collaboration Agreement”).   The Settlement Agreement ended all pending litigations between the parties, and we agreed to (1) make a cash payment of $13.2 million upon the execution of the agreement and (2) issue a total of 7.6 million non-assessable shares of common stock pursuant to the Stock Purchase Agreement.   The settlement value was allocated between past infringement and future use of the patent based on total case shipments during the period of infringement.  We attributed $69.7 million to past infringement claims, based on case shipments from September 9, 2003 through August 16, 2009.  This was recorded as litigation settlement costs and included in our operating expenses.  Additional royalty costs based on case shipments between August 17, 2009 through January 19, 2010 totaling $7.0 million were recorded as prepaid royalties as of the settlement date.  We amortized $6.2 million of the prepaid royalties to cost of sales for the year ended December 31, 2009 and the remaining $0.8 million was amortized during first quarter of 2010.  There was no litigation settlement during 2011.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OrthoClear Insurance Settlement

In June 2010, we received an $8.7 million insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.   This insurance settlement was included in our 2010 operating expenses.  There was no insurance settlement during 2011.

Leiszler

On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.   The complaint alleged that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements for minimum case submission and continuing education credits requirements.   In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements. Dr. Leiszler sued on behalf of himself and all others similarly situated.   The complaint sought a refund of the price paid to us for Invisalign training.   On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement.   On December 23, 2010, the Court granted preliminary approval of the proposed settlement and on April 8, 2011, granted final approval of the settlement.   The settlement took effect on May 18, 2011.  Under the terms of the settlement, class members who did not elect to receive the cash remedy prior to the Court-ordered deadline will be reinstated to prescribe Invisalign treatment after the effective date under certain circumstances.   In January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elected the cash remedy, as well as legal fees and other costs.   We recorded a total litigation settlement charge of $4.5 million during the third and fourth quarter of 2010 for this settlement.   In early June 2011, payments were made from the escrow account to class members who elected the cash remedy and the remaining balance of the escrow has been refunded to Align, except for a nominal amount which has been retained for administrative purposes.  As of December 31, 2011, we have no further liability related to this matter.

Note 7. Legal Proceedings

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007.  The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the class period, we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts.  On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff.  The lead plaintiff filed an amended complaint on January 29, 2010.   The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force.   On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint.   The motion was heard by the Court on July 9, 2010 and on June 8, 2011, the Court granted our motion to dismiss with leave to amend.   On July 22, 2011, the lead plaintiff filed a second amended complaint adding allegations that Align and Mr. Prescott issued a number of purportedly false statements throughout the class period concerning our ClinAdvisor product.   Align and Mr. Prescott moved to dismiss the amended complaint and on February 3, 2012, the Court granted our motion to dismiss with leave to amend.   We believe the lawsuit to be without merit and intend to vigorously defend ourselves.   We believe there is no sufficient evidence to indicate that a loss had been incurred as of December 31, 2011.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Credit Facilities

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank. Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012.   The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank.   This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million.   Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter.   As of December 31, 2011, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 9. Commitments and Contingencies

Operating leases

We rent our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements.   Facility leases expire at various dates through 2017 and thereafter and provide for pre-negotiated fixed rental rates during the terms of the lease.

We have a facility in San Jose, Costa Rica used for the digital planning of our clear aligners and interpretation for our iTero scanners.   The facility comprises approximately 63,000 square feet of manufacturing and office space.   The monthly rent in 2011 for the Costa Rica facility is approximately $87,000.   We renewed the lease in March 2008 for an additional five year term, which commenced in October 2008 and expires in September 2013.

We also have a facility in Juarez, Mexico used to manufacture clear aligners and components of our intra-oral scanners.  This facility comprises of approximately 68,000 square feet of manufacturing and office space with a monthly rent in 2011 of approximately $32,000.   We assumed the lease from International Manufacturing Solutions in December 2008 and will expire in July 2013.

Our European headquarters are located in Amsterdam, the Netherlands. In 2011, the original lease agreement was amended to expand our Amsterdam facility to approximately 26,000 square feet of office space.   This lease will expire in May 2017 and, the monthly rent in 2011 for the Amsterdam facility is approximately $45,000.

Our U.S. headquarters are located in San Jose, California.  The facility comprises of approximately 129,000 square feet used for research and development and administration.   The lease agreement commenced in June 2010 and expires in August 2017.  The monthly rent in 2011 for our corporate headquarters is approximately $150,000.

We recognize rent expense on a straight-line basis over the lease period, and accrued for rent expense incurred but not paid.  Total rent expense was $6.1 million, $4.7 million, and $3.8 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future lease payments for non-cancelable leases as of December 31, 2011, are as follows (in thousands):

Fiscal Year	Operating leases
2012	7,177
2013	5,394
2014	4,190
2015	4,087
2016	4,133
Thereafter	2,919

Total minimum lease payments	$27,900

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

Stock-based Compensation Plans

Our 2005 Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares to employees, non-employee directors, and consultants.   Options are granted for terms not to exceed ten years and generally vest over 4 years with 25% vesting one year from the date of grant and 1/48th each month thereafter.  Any shares granted as an award of restricted stock, restricted stock unit, performance share or performance unit are counted against the authorized share reserve as two (2) shares for every one (1) share subject to the award, and any shares cancelled will be returned at the same ratio.  In addition, an aggregate of 5,000,000 shares that would have been returned to our expired 2001 Stock Incentive Plan as a result of options cancelled or shares repurchased, can be added to the shares available under the 2005 Incentive Plan.  This plan was set to expire on December 31, 2010.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 19, 2011 the Shareholders approved an increase of 3,000,000 shares to the 2005 Incentive Plan (as amended) for a total reserve of 16,283,379 shares for issuance.   As of December 31, 2011, we have a total of 5,470,921 shares reserved and available for issuance which includes 2,377,616 shares that have been transferred from the 2001 Stock Incentive Plan.

Stock-based Compensation Expense

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period on a straight line basis.   Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.   The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Cost of revenues	$1,818	$1,629	$1,502
Sales and marketing	5,495	4,430	4,308
General and administrative	9,096	7,931	7,641
Research and development	2,756	2,082	1,637

Total stock-based compensation	$19,165	$16,072	$15,088

Stock Options

Activity for the years ended December 31, 2011, 2010 and 2009 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	7,309	$11.63
Granted	1,134	8.62
Exercised	(586)	7.05
Cancelled or expired	(369)	12.45

Outstanding as of December 31, 2009	7,488	11.49
Granted	1,501	17.65
Exercised	(913)	7.87
Cancelled or expired	(261)	14.63

Outstanding as of December 31, 2010	7,815	12.99
Granted	421	22.07
Exercised	(1,894)	10.76
Cancelled or expired	(152)	15.54

Outstanding as of December 31, 2011	6,190	$14.23	4.93	$58,922

Vested and expected to vest at December 31, 2011	6,079	$14.16	4.92	$58,271

Exercisable at December 31, 2011	4,795	$13.39	4.64	$49,627

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  This amount will fluctuate based on the fair market value of our stock.   The total intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $23.7 million, $9.2 million, and $3.2 million, respectively.  We issue new shares upon the exercise of options.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009
Stock options:
Expected term (in years)	4.4	4.4	4.4
Expected volatility	60.6%	63.3%	62.0%
Risk-free interest rate	1.7%	1.9%	1.6%
Expected dividend	—	—	—
Weighted average fair value at grant date	$10.87	$9.08	$4.32

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding.  We used a mid-point model to determine the expected term of stock options based on our historical exercise, post-vesting cancellation experience, and the remaining contractual term of our outstanding options.

We use our own historical volatility.

The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.

We have not paid any cash dividends since inception and do not anticipate paying cash dividends in the foreseeable future, therefore we used an expected dividend of zero.

As of December 31, 2011, there was $9.5 million of total unamortized compensation costs related to stock options and these costs are expected to be recognized over a weighted average period of 2.1 years.  For the year ended December 31, 2011, the total recognized tax effect from exercised options was $1.5 million.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Average Grant Date Fair Value Price per Share	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2008	872	$13.68
Granted	326	8.56
Vested and released	(257)	13.39
Forfeited	(65)	12.44

Nonvested as of December 31, 2009	876	11.95
Granted	427	17.59
Vested and released	(327)	12.72
Forfeited	(71)	13.80

Nonvested as of December 31, 2010	905	14.19
Granted	799	21.24
Vested and released	(416)	13.94
Forfeited	(80)	17.53

Nonvested as of December 31, 2011	1,208	$18.71	1.35	$28,543

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2011 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released on December 31, 2011.  This amount will fluctuate based on the fair market value of our stock.  During 2011, of the 416,735 shares vested and released, approximately 86,840 vested shares were withheld for executive RSU tax payments, resulting in a net issuance of 329,895 shares.

The total intrinsic value of RSUs vested and released during 2011, 2010 and 2009 was $8.9 million, $5.8 million and $2.9 million, respectively.  As of December 31, 2011, there was $14.2 million of total unamortized compensation costs related to RSUs, and these costs are expected to be recognized over a weighted average period of 2.5 years.

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

The following table summarizes the MSU performance as of December 31, 2011:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Remaining Vesting Period (in years )	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2010*	—
Granted	138
Vested and released	(3)
Forfeited	(7)

Nonvested as of December 31, 2011	128	1.63	$3,042

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	There were no MSU grants outstanding as of December 31, 2010.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2011 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs been vested and released on December 31, 2011.  This amount will fluctuate based on the fair market value of our stock.  During 2011, of the 2,556 shares vested and released, approximately 1,194 vested shares were withheld for executive MSU tax payments, resulting in a net issuance of 1,362 shares.

The total intrinsic value of MSUs vested and released during 2011 was immaterial.  As of December 31, 2011, we expect to recognize $1.6 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 1.6 years.

The fair value of the MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions.  The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2011	2010
Expected term (in years)	3.0	N/A
Expected volatility	58.4%	N/A
Risk-free interest rate	1.3%	N/A
Expected dividend	—	N/A
Weighted average fair value per share at grant date	$22.12	N/A

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period.  Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower.  During the year ended December 31, 2011, we issued 318,769 shares under the 2001 Purchase Plan, which expired on January 31, 2011.

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) to replace the 2001 Purchase Plan.  The terms and features of the 2010 Purchase Plan are substantially the same as the 2001 Purchase Plan and will continue until terminated by either the Board or its administrator.  The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares.  During the year ended December 31, 2011, we issued 163,773 shares under the 2010 Purchase Plan.  As of December 31, 2011, 2,236,227 shares remain available for future issuance.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2011	2010	2009
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.3	1.3
Expected volatility	43.2%	55.8%	74.6%
Risk-free interest rate	0.4%	0.4%	0.6%
Expected dividend	—	—	—
Weighted average fair value at grant date	$7.29	$7.22	$3.78

As of December 31, 2011, there was $1.5 million of total unamortized compensation costs related to employee stock purchases.  These costs are expected to be recognized over a weighted average period of 0.3 years.

Note 11. Common Stock Repurchase Program

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market.  During the fourth quarter of 2011, we repurchased approximately 0.3 million shares of common stock at an average price of $24.00 per share for an aggregate purchase price of approximately $7.8 million including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $2.8 million and increased accumulated deficit by $5.0 million.  All repurchased shares were retired.

Note 12. Employee Benefit Plans

401(k) Plan

In January 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees.  This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.  In 2009, our Board of Directors authorized us to match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010.  We contributed approximately $1.8 million and $1.6 million to the 401(k) plan during 2011 and 2010, respectively.

Israeli Severance Funds

As a result of our acquisition of Cadent, we have a wholly owned subsidiary in Israel.  Under the Israeli severance fund law, we are required to make severance payments to dismissed employees and employees leaving employment in certain circumstances.  The funding is calculated based on the salary of the employee multiplied by the number of years of employment of the applicable balance sheet date.  Our Israeli employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof.  We fund the liability by monthly deposits into severance funds, and the values of these contributions are recorded in other current assets.

As of December 31, 2011 the accrued severance funds liability was approximately $2.2 million.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Income Taxes

As of December 31, 2011 and December 31, 2010, the components of deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss and capital loss carryforwards	$36,661	$27,486
Credit carryforwards	8,075	7,080
Reserves and accruals	18,236	9,247
Translation gains	33	5
Stock-based compensation	9,490	7,919
Other	—	929

	72,495	52,666

Deferred tax liabilities:
Prepaid expenses	560	913
Depreciation and amortization	12,776	(5,103)
Other	—	864

	13,336	(3,326)

Net deferred tax assets before valuation allowance	59,159	55,992
Valuation allowance	(20,224)	(6,079)

Net deferred tax assets	$38,935	$49,913

Of the $20.2 million total valuation allowance provided against our deferred tax assets at December 31, 2011, approximately $14.8 million was attributable to acquisition-related assets, $3.7 million was attributable to foreign net operating loss carryforwards, and $1.7 million was attributable to capital losses.  As of December 31,2011, we believed, except for the items noted above, that it was more likely than not that the amount of deferred tax assets recorded on the balance sheet will be realized.  However, should there be a change in our ability to recover our deferred tax assets, the tax provision would increase in the period in which it is more likely than not that we cannot recover our deferred tax assets.

At December 31, 2011, we had net operating loss carryforwards of approximately $96.0 million for federal purposes and $67.8 million for California state tax purposes.  If not utilized, these carryforwards will begin to expire in 2026 for federal purposes and 2013 for California purposes.  In addition, we had foreign net operating loss carryforwards of approximately $1.8 million net of valuation allowances, which, if not utilized will expire beginning in 2012.

We have research credit carryforwards of approximately $5.0 million for federal purposes and $3.6 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire in 2021.  The California state credit can be carried forward indefinitely.

During fiscal year 2011, the amount of gross unrecognized tax benefits increased by $4.5 million.  The total amount of unrecognized tax benefits was $15.5 million as of December 31, 2011, all of which would impact our effective tax rate if recognized.  We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties are immaterial and are included in our unrecognized tax benefits.  We do not expect any significant changes to the amount of unrecognized tax benefits within the next twelve months.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a rollforward of our total gross unrecognized tax benefit for 2011 (in thousands):

Unrecognized tax benefit as of January 1, 2009	$2,878

Tax positions related to current year:
Additions for uncertain tax positions	1,691
Tax positions related to prior year:
Additions for uncertain tax positions	1,738
Reductions for uncertain tax positions	(378)

Unrecognized tax benefit as of December 31, 2009	5,929

Tax positions related to current year:
Additions for uncertain tax positions	2,742
Tax positions related to prior year:
Additions for uncertain tax positions	2,290

Unrecognized tax benefit as of December 31, 2010	10,961

Tax positions related to current year:
Additions for uncertain tax positions	4,133
Tax positions related to prior year:
Additions for uncertain tax positions	378

Unrecognized tax benefit as of December 31, 2011	$15,472

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position.  With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007.

The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate were as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.58	2.97	1.89
Impact of differences in foreign tax rates	(14.99)	(11.18)	(14.99)
Amortization of stock-based compensation	1.67	1.55	(6.53)
Non-deductible transaction fees	1.29	—	—
Non-deductible meals & entertainment charges	0.62	0.50	(1.31)
Valuation allowance release	(0.14)	—	—
Other items not individually material	0.79	(1.64)	(6.40)

	25.82%	27.20%	7.66%

The domestic and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Domestic	$52,184	$57,145	$(23,075)
Foreign	37,757	44,858	(10,818)

Total	$89,941	$102,003	$(33,893)

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2011. As a result of these incentives, income taxes were reduced by $15.4 million and $12.7 million in 2011 and 2010, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.19 and $0.16 for 2011 and 2010, respectively. Because Costa Rica incurred a net loss in 2009, no tax benefit was realized from these incentives in 2009.

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal
Current	$65	$—	$(1,196)
Deferred	21,026	23,193	(1,437)

	21,091	23,193	(2,633)

State
Current	224	386	(96)
Deferred	1,394	2,914	(1,115)

	1,618	3,300	(1,211)

Foreign
Current	1,263	1,197	1,280
Deferred	(747)	60	(60)

	516	1,257	1,220

Provision for (benefit from) income taxes	$23,225	$27,750	$(2,624)

We have not provided additional U.S. income taxes on undistributed earnings from non- U.S. operations as of December 31, 2011 because such earnings are intended to be reinvested indefinitely outside of the U.S.

Note 14. Net Profit (Loss) per Share

Basic net profit (loss) per share is computed using the weighted average number of shares of common stock during the year.  Diluted net profit (loss) per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock.  Potential common stock, computed using the treasury stock method, includes options, RSUs, MSUs and the dilutive component of Purchase Plan shares.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net profit (loss) per share attributable to common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net profit (loss)	$66,716	$74,253	$(31,269)

Denominator:
Weighted-average common shares outstanding, basic	77,988	75,825	69,094
Dilutive effect of potential common stock	2,306	2,255	—

Total shares, diluted	80,294	78,080	69,094

Net profit (loss) per share, basic	$0.86	$0.98	$(0.45)

Net profit (loss) per share, diluted	$0.83	$0.95	$(0.45)

For the years ended December 31, 2011, 2010 and 2009 stock options, RSUs, MSUs and employee stock purchases totaling 1.6 million, 3.0 million, and 9.3 million, respectively, were excluded from diluted net profit (loss) per share because of their anti-dilutive effect.

Note 15. Comprehensive Income (Loss)

Comprehensive income (loss) includes net profit (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.  The components of comprehensive income (loss) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net profit (loss)	$66,716	$74,253	$(31,269)
Change in unrealized gain/(loss) on available-for-sale securities	10	(19)	18
Foreign currency translation adjustments	(98)	(302)	168

Comprehensive income (loss)	$66,628	$73,932	$(31,083)

Note 16. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Taxes paid	$1,953	$1,894	$2,004

Interest paid	$51	$19	$84

Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$1,611	$906	$1,790

Stock component of litigation settlement costs	$—	$—	$63,518

Unclaimed merger consideration	$4,026	$—	$—

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Segments and Geographical Information

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance.  Currently, the CODM is the Chief Executive Officer.  We report segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. The performance measures of our reportable segments include net revenues and gross profit. Additionally, the accounting policies for our reportable segments follow the policies described in Note 1 “Summary of Accounting Policies” in the Notes to our Consolidated Financial Statements.

Effective in the fourth quarter of 2011, we have grouped our operations into two reportable segments: Clear Aligner segment and Scanners and CAD/CAM Services segment. These changes in our reportable segments did not change our reporting units.

•

Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera retainers, along with our training and ancillary products for treating malocclusion.

•

Our Scanners and CAD/CAM Services consist of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models.   This segment includes our iTero scanners, iOC scanners, and OrthoCAD services.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocating resources (in thousands):

	Clear Aligner	Scanners and CAD/CAM Services (1)	Total
For the Year Ended December 31, 2011
Segment revenue	$451,713	$28,028	$479,741

Gross profit	$354,700	$6,583	$361,283

For the Year Ended December 31, 2010
Segment revenue	$387,126	$—	$387,126

Gross profit	$303,417	$—	$303,417

For the Year Ended December 31, 2009
Segment revenue	$312,333	$—	$312,333

Gross profit	$233,492	$—	$233,492

As of December 31 , 2011
Total assets including goodwill	$469,084	$180,180	$649,264

Goodwill	$58,445	$76,938	$135,383

As of December 31, 2010
Total assets including goodwill	$476,943	$—	$476,943

Goodwill	$478	$—	$478

As of December 31, 2009
Total assets including goodwill	$355,240	$—	$355,240

Goodwill	$478	$—	$478

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Our Scanners and CAD/CAM Services reportable operating segment was the result of our acquisition of Cadent on April 29, 2011.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Net revenues (1):
United States	$359,936	$290,847	$237,033
the Netherlands	109,831	92,032	72,245
Other international	9,974	4,247	3,055

Total net revenues	$479,741	$387,126	$312,333

	As of December 31,
	2011	2010	2009
Long-lived assets:
United States	$45,720	$31,381	$24,547
the Netherlands	1,726	837	1,018
Other international	9,261	1,919	1,375

Total long-lived assets	$56,707	$34,137	$26,940

(1)	Revenues are attributed to countries based on location of where revenue is recognized.

Note 18. Restructurings and Exit Activities

Restructurings

In 2009, we incurred approximately $1.3 million of costs related to severance and termination benefits resulting from the restructuring plans in July and October of 2008 to increase efficiencies across the organization and lower the overall cost structure.   There were no costs incurred relating to the restructuring plans during 2010 or 2011.

Activity and liability balances related to restructuring plans for 2008 through 2009 are as follows (in thousands):

Severance and Benefits
Balance at December 31, 2008	$2,501

Restructuring cost	1,319
Cash payments	(3,820)

Balance at December 31, 2009	$—

All liability balances related to the restructuring plans were paid by the end of 2009 and there were no restructuring plans in 2010 or 2011.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exit Activities

In the third quarter of 2011, we announced our plan to consolidate our Scanners and CAD/CAM services activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating cost.   The exit of our New Jersey operations includes a total reduction of 119 full time headcount in Carlstadt, New Jersey.   These actions include a phased transition of our CAD/CAM services, intra-oral scanner customer care, intra-oral scanner distribution and repair into our existing shared services organization in San Jose, Costa Rica and our manufacturing facilities in Juarez, Mexico.   Additionally, all accounting and finance functions will be consolidated into our corporate headquarters in San Jose, California.   The transition began in the fourth quarter of 2011 and is expected to be completed by the third quarter of 2012.   Once the consolidation is complete, we expect to realize annualized net savings of approximately $4.0 million per year.

Activity and liability balances related to this exit activity for 2011 are as follows (in thousands):

Severance and Benefits
Beginning balance at December 31, 2010	$—
Exist cost incurred during the period	1,083
Cash payments	(73)

Balance at December 31, 2011	$1,010

During 2011, we incurred approximately $1.1 million in exit costs of which approximately $0.8 million were recorded in our cost of revenue and $0.3 million operating expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s annual report on internal control over financial reporting.

See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Changes in internal control over financial reporting.

Except as noted below, there have been no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.  On April 29, 2011, we completed the acquisition of Cadent Holdings, Inc. Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.  Management has excluded this acquisition from its assessment of internal control over financial reporting for the year end December 31, 2011.  We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan, the 2001 Stock Incentive Plan and the 2005 Incentive Plan, each as amended, and certain individual arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	7,526,550	(1)(2)	$14.23	5,470,921	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	7,526,550		$14.23	5,470,921

(1)	This number reflects the number of securities to be issued upon exercise of outstanding options and restricted stock units under the 1997 Equity Incentive Plan, the 2001 Stock Incentive Plan, and the 2005 Incentive Plan. The 1,331,154 restricted stock units included in this number have an exercise price of zero.
(2)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the Employee Stock Purchase Plan.
(3)	Please see Note 10 “Stockholders’ Equity” in the Notes to our Consolidated Financial Statements for description of equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write offs	Charged to Other Accounts (1)	Reclass from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and returns:
Year ended December 31, 2009	$612	$708	$(305)	$—	$18	$1,033
Year ended December 31, 2010	$1,033	$195	$(482)	$—	$(11)	$735
Year ended December 31, 2011	$735	$117	$(70)	$—	$(2)	$780
Allowance for deferred tax assets:
Year ended December 31, 2009	$6,200	$(18)	$—	$—	$—	$6,182
Year ended December 31, 2010	$6,182	$(103)	$—	$—	$—	$6,079
Year ended December 31, 2011	$6,079	$(680)	$—	$14,825	$—	$20,224

(1)	For the year ended December 31, 2011, we increased the valuation allowance in connection with acquired deferred tax assets and non-U.S. net operating losses, which resulted in a corresponding increase to goodwill, related to the Cadent acquisition.

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

3.1	Amended and Restated Certificate of Incorporation of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1

3.2	Amended and Restated Bylaws of registrant.	Form 8-K	02/29/2012	3.2

3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant.	Form 8-K	10/27/2005	3.1

4.1	Form of Specimen Common Stock Certificate.	Form S-1, as amended (File No. 333-49932)	01/17/2001	4.1

4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1

10.1	Amended and Restated Loan and Security Agreement dated December 16, 2005 between registrant and Comerica Bank.	Form 8-K.	12/19/2005	10.1

10.2	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 10-K	03/12/2007	10.8A

10.3	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	04/29/2008	10.1

10.4	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	01/13/2009	10.1

10.5	Seventh Amendment to Amended and Restated Loan and Security Agreement	Form 8-K	12/15/2010	10.1

10.6†	Registrant’s 2001 Stock Incentive Plan.	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13

10.7†	Form of option agreement under Align’s 2001 Stock Incentive Plan.	Form 10-Q	11/05/2004	10.13.1

10.8†	Registrant’s Employee Stock Purchase Plan.	Form S-8	02/05/2001	99.2

10.9	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	05/25/2010	10.2

10.10†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers.	Form S-1 as amended (File No. 333-49932)	01/17/2001	10.15

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.11†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011.	Form 8-K	05/25/2010	10.1

10.12†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form).	Form 10-Q	11/05/2007	10.1A, 10.1B, 10.1C

10.13†	Form of option award agreement under registrant’s 2005 Incentive Plan.	Form 10-Q	08/04/2005	10.4

10.14†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14C

10.15†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14D

10.16†	Amended and Restated Employment Agreement dated May 5, 2008 between Thomas M. Prescott and registrant.	Form 10-Q	05/08/2008	10.4

10.17†	Form of Employment Agreement entered into by and between registrant and each of executive officer (other than CEO).	Form 10-Q	05/08/2008	10.3

10.18	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant.	Form 10-Q	05/13/2003	10.36

10.19	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008.	Form 8-K	06/26/2008	10.1

10.20	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	01/29/2010	10.1

10.21	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.	Form 10-Q/A	02/24/2010	10.1

10.22	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/05/2009	10.2

10.23††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	02/24/2010	10.3

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.24†	Summary of 2010 Incentive Awards for Named Executive Officers.	Form 8-K	02/06/2011

10.25†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/23/2011	10.1

10.26†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.27†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

10.28	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	04/01/2011	10.1

10.29	Conditional Purchase and Sale Agreement between Lexmark International S.A. de C.V. Aligntech de Mexico S. de. R.L. de C.V.	Form 10-Q	11/04/2011	10.1

21.1	Subsidiaries of Align Technology, Inc.				*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				*

31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

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

Signature	Title	Date

/S/ THOMAS M. PRESCOTT Thomas M. Prescott	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/S/ KENNETH B. AROLA Kenneth B. Arola	Chief Financial Officer and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012

/S/ DAVID E. COLLINS David E. Collins	Director	February 29, 2012

/S/ JOSEPH LACOB Joseph Lacob	Director	February 29, 2012

/S/ C. RAYMOND LARKIN C. Raymond Larkin	Director	February 29, 2012

/S/ GEORGE J. MORROW George J. Morrow	Director	February 29, 2012

/S/ DAVID C. NAGEL David C. Nagel	Director	February 29, 2012

/S/ GREG J. SANTORA Greg J. Santora	Director	February 29, 2012

/S/ WARREN S. THALER Warren S. Thaler	Director	February 29, 2012

Exhibit Index

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

3.1	Amended and Restated Certificate of Incorporation of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1

3.2	Amended and Restated Bylaws of registrant.	Form 8-K	02/29/2012	3.2

3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant.	Form 8-K	10/27/2005	3.1

4.1	Form of Specimen Common Stock Certificate.	Form S-1, as amended (File No. 333-49932)	01/17/2001	4.1

4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1

10.1	Amended and Restated Loan and Security Agreement dated December 16, 2005 between registrant and Comerica Bank.	Form 8-K.	12/19/2005	10.1

10.2	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 10-K	03/12/2007	10.8A

10.3	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	04/29/2008	10.1

10.4	Amendment to Amended and Restated Loan and Security Agreement dated March 7, 2007 between registrant and Comerica Bank.	Form 8-K	01/13/2009	10.1

10.5	Seventh Amendment to Amended and Restated Loan and Security Agreement	Form 8-K	12/15/2010	10.1

10.6†	Registrant’s 2001 Stock Incentive Plan.	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13

10.7†	Form of option agreement under Align’s 2001 Stock Incentive Plan.	Form 10-Q	11/05/2004	10.13.1

10.8†	Registrant’s Employee Stock Purchase Plan.	Form S-8	02/05/2001	99.2

10.9	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	05/25/2010	10.2

10.10†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers.	Form S-1 as amended (File No. 333-49932)	01/17/2001	10.15

10.11†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011.	Form 8-K	05/25/2010	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.12†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form).	Form 10-Q	11/05/2007	10.1A, 10.1B, 10.1C

10.13†	Form of option award agreement under registrant’s 2005 Incentive Plan.	Form 10-Q	08/04/2005	10.4

10.14†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14C

10.15†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	03/12/2007	10.14D

10.16†	Amended and Restated Employment Agreement dated May 5, 2008 between Thomas M. Prescott and registrant.	Form 10-Q	05/08/2008	10.4

10.17†	Form of Employment Agreement entered into by and between registrant and each of executive officer (other than CEO).	Form 10-Q	05/08/2008	10.3

10.18	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant.	Form 10-Q	05/13/2003	10.36

10.19	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008.	Form 8-K	06/26/2008	10.1

10.20	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	01/29/2010	10.1

10.21	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.	Form 10-Q/A	02/24/2010	10.1

10.22	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/05/2009	10.2

10.23††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	02/24/2010	10.3

10.24†	Summary of 2010 Incentive Awards for Named Executive Officers.	Form 8-K	02/06/2011

10.25†	Form of Market Stock Unit Agreement (officer)	Form 8-K	02/23/2011	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith

10.26†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	02/23/2011	10.2

10.27†	Description of Executive Officer Incentive Plan	Form 8-K	02/23/2011	Item 5.02

10.28	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	04/01/2011	10.1

10.29	Conditional Purchase and Sale Agreement between Lexmark International S.A. de C.V. Aligntech de Mexico S. de. R.L. de C.V.	Form 10-Q	11/04/2011	10.1

21.1	Subsidiaries of Align Technology, Inc.				*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				*

31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.