Form 10-Q
period 2012-03-31
ALIGN TECHNOLOGY INC
filed 2012-05-08
CIK 1097149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 3, 2012 was 80,361,466.

ALIGN TECHNOLOGY, INC.

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

PART I—FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues	$135,079	$104,856
Cost of net revenues	34,319	22,630

Gross profit	100,760	82,226

Operating expenses:
Sales and marketing	38,717	32,821
General and administrative	22,626	18,992
Research and development	10,526	9,390
Amortization of acquired intangible assets	885	—

Total operating expenses	72,754	61,203

Profit from operations	28,006	21,023
Interest and other income (expense), net	(812)	89

Net profit before provision for income taxes	27,194	21,112
Provision for income taxes	6,210	5,271

Net profit	$20,984	$15,841

Net profit per share:
Basic	$0.26	$0.21

Diluted	$0.26	$0.20

Shares used in computing net profit per share:
Basic	79,235	76,844

Diluted	81,856	79,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net profit	$20,984	$15,841

Foreign currency translation adjustments	159	483
Change in unrealized gains on available-for-sale securities, net of tax	(12)	7

Net change in accumulated other comprehensive income	147	490

Other comprehensive income	$21,131	$16,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$224,361	$240,675
Restricted cash	4,023	4,026
Marketable securities, short-term	16,018	7,395
Accounts receivable, net of allowance for doubtful accounts and returns of $845 and $780, respectively	94,441	91,537
Inventories	13,434	9,402
Prepaid expenses and other current assets	33,219	31,781

Total current assets	385,496	384,816

Marketable securities, long-term	16,804	—
Property, plant and equipment, net	62,912	53,965
Goodwill	135,827	135,383
Intangible assets, net	48,876	50,022
Deferred tax assets	17,612	22,337
Other assets	2,909	2,741

Total assets	$670,436	$649,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,640	$19,265
Accrued liabilities	66,538	76,600
Deferred revenues	54,650	52,252

Total current liabilities	135,828	148,117

Other long-term liabilities	11,586	10,366

Total liabilities	147,414	158,483

Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,798 and 78,776 issued and outstanding, respectively)	8	8
Additional paid-in capital	619,991	607,240
Accumulated other comprehensive income, net	193	46
Accumulated deficit	(97,170)	(116,513)

Total stockholders’ equity	523,022	490,781

Total liabilities and stockholders’ equity	$670,436	$649,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$20,984	$15,841
Adjustments to reconcile net profit to net cash provided by operating activities:
Deferred taxes	4,726	3,983
Depreciation and amortization	2,753	2,979
Amortization of intangibles	1,146	700
Stock-based compensation	4,863	4,279
Recovery of doubtful accounts and returns	(119)	(162)
Loss on retirement and disposal of fixed assets	52	—
Changes in assets and liabilities:
Accounts receivable	(2,398)	(7,317)
Inventories	(4,030)	(312)
Prepaid expenses and other assets	(1,530)	207
Accounts payable	(3,641)	(634)
Accrued and other long-term liabilities	(9,191)	(5,315)
Deferred revenues	1,809	2,999

Net cash provided by operating activities	15,424	17,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	3	(7,991)
Purchase of property, plant and equipment	(12,559)	(2,825)
Purchase of marketable securities	(28,190)	—
Maturities of marketable securities	2,751	3,767
Other assets	—	(177)

Net cash used in investing activities	(37,995)	(7,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,180	5,068
Common stock repurchase	(2,524)	—
Employees’ taxes paid upon the vesting of restricted stock units	(1,408)	(1,319)

Net cash provided by financing activities	6,248	3,749

Effect of foreign exchange rate changes on cash and cash equivalents	9	173

Net increase (decrease) in cash and cash equivalents	(16,314)	13,944
Cash and cash equivalents, beginning of the period	240,675	294,664

Cash and cash equivalents, end of the period	$224,361	$308,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and contain all adjustments, including normal recurring adjustments, necessary to present fairly, our results of operations for the three months ended March 31, 2012 and 2011, our comprehensive income for the three months ended March 31, 2012 and 2011, our financial position as of March 31, 2012 and our cash flows for the three months ended March 31, 2012 and 2011. The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from the December 31, 2011 audited financial statements.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, stock-based compensation, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Accounting Standards Codification “ASC” 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This accounting standard update provides certain amendments to the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for the year beginning after December 15, 2011. We adopted this standard in the first quarter of 2012.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC 220): Presentation of Comprehensive Income.” This accounting standard update eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate statements. The standard is effective for the year beginning after December 15, 2011. We adopted this standard in the first quarter of 2012.

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment.” This accounting standard update is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have an impact on condensed consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

Short-term

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$9,314	$1	$—	$9,315
Corporate bonds	3,962	—	(1)	3,961
Foreign bonds	1,234	—	(1)	1,233
Agency bonds	1,007	2	—	1,009
Certificates of deposit	500	—	—	500

Total	$16,017	$3	$(2)	$16,018

Long-term

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$14,578	$4	$(19)	$14,563
Foreign bonds	2,242	—	(1)	2,241

Total	$16,820	$4	$(20)	$16,804

Short-term

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,135	$—	$(1)	$4,134
Foreign bonds	1,248	—	(5)	1,243
Agency bonds	2,015	3	—	2,018

Total	$7,398	$3	$(6)	$7,395

For the three months ended March 31, 2012 and 2011, no significant gains or losses were realized on the sale of marketable securities. We had no long-term investments as of December 31, 2011.

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

Our Level 1 assets consist of money market funds. We did not hold any Level 1 liabilities as of March 31, 2012.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, foreign bonds, agency bonds, certificates of deposit, and our Israeli severance funds that are mainly invested in insurance policies. We did not hold any Level 2 liabilities as of March 31, 2012.

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

We did not hold any Level 3 assets or liabilities as of March 31, 2012.

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$64,372	$64,372
Short-term investments:
Commercial paper	9,315		9,315
Corporate bonds	3,961		3,961
Foreign bonds	1,233		1,233
Agency bonds	1,009		1,009
Certificates of deposit	500		500
Long-term investments:
Corporate bonds	14,563		14,563
Foreign bonds	2,241		2,241
Other assets:
Israeli severance funds	1,893		1,893

	$99,087	$64,372	$34,715

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,897	$86,897	—
Short-term investments:
Corporate bonds	4,134	—	4,134
Foreign bonds	1,243	—	1,243
Agency bonds	2,018	—	2,018
Other assets:
Israeli severance funds	1,859	—	1,859

	$96,151	$86,897	$9,254

Note 3. Balance Sheet Components

Inventories

Inventories are comprised of (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$5,032	$4,542
Work in process	4,740	2,486
Finished goods	3,662	2,374

	$13,434	$9,402

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products. During the first quarter of 2012, we increased our production volumes of our intra-oral scanners in preparation for the move into our new facility in Israel scheduled for the second half of 2012.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and benefits	$30,656	$41,827
Accrued sales rebate	7,679	8,358
Accrued sales tax and value added tax	6,258	7,052
Unclaimed merger consideration	4,023	4,026
Accrued warranty	3,151	3,177
Accrued sales and marketing expenses	3,014	3,508
Accrued accounts payable	3,656	3,048
Accrued professional fees	1,481	654
Accrued income taxes	665	426
Other	5,955	4,524

Total	$66,538	$76,600

Warranty

We regularly review the accrued balances and update these balances based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued. However, future actual warranty costs could differ from the estimated amounts.

Clear Aligner

We warrant our Invisalign products against material defects until the Invisalign case is complete. We accrue for warranty costs in cost of net revenues upon shipment of products. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on replacement costs.

Scanners

We warrant our scanners for a period of one year from the date of training and installation. We accrue for these warranty costs which includes materials and labor based on estimated historical repair costs. Extended service packages may be purchased for additional fees.

The following table reflects the change in our warranty accrual during the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$3,177	$2,607
Charged to cost of revenues	888	895
Actual warranty expenditures	(914)	(736)

Balance at end of period	$3,151	$2,766

Note 4. Business Combination

On April 29, 2011, we completed the acquisition of Cadent Holdings, Inc. (“Cadent”) for an aggregate cash purchase price of approximately $187.6 million. Cadent is a leading provider of 3D digital scanning solutions for orthodontics and dentistry. We believe that the combination of Align’s and Cadent’s technologies and capabilities creates greater growth opportunities for Align by bringing innovative new Invisalign treatment tools to customers and by extending the value of intra-oral scanning in dental practices.

The following table summarizes the allocation of the purchase price as of April 29, 2011 (in thousands):

Assets	$15,745
Property, plant and equipment	3,624
Acquired identifiable intangible assets:
Trademarks (one to fifteen-year useful lives)	7,100
Existing technology (thirteen year useful life)	12,600
Customer relationships (eleven year useful life)	33,500
Goodwill	135,349
Liabilities assumed	(20,330)

Total	$187,588

Goodwill of $135.3 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of this goodwill will be deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present. We allocated approximately $77.3 million of the goodwill from the Cadent acquisition to our Scanner and CAD/CAM Services reporting unit and approximately $58.0 million to our Clear Aligner reporting unit. We allocated this goodwill to our reporting units based on the expected relative synergies generated by the acquisition.

For the three months ended March 31, 2012, Cadent contributed net revenues of approximately $11.8 million and gross profit of approximately $3.4 million. Sales, marketing, development and administrative activities for our Clear Aligner and Scanner and CAD/CAM Services reporting units were integrated during the post-acquisition period, therefore the operating results below gross profit is not available.

The following table presents the results of Align and Cadent for three months ended March 31, 2011, on a pro forma basis, as though the companies had been combined as of January 1, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2011 or of results that may occur in the future (in thousands):

Proforma Net Revenues and Net Profit Three Months Ended March 31,
2011
Net revenues	$114,042

Net profit	$14,587

Note 5. Goodwill and Acquired Intangible Assets

Goodwill

The change in the carrying value of goodwill for the period ended March 31, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$135,383
Adjustment to Goodwill (1)	444

Balance as of March 31, 2012	$135,827

(1)	Pursuant to the accounting guidance for business combinations, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired related our acquisition of Cadent during the measurement period (up to one year from April 29, 2011, the date of our acquisition of Cadent). Goodwill adjustments were not significant to our previously reported operating results or financial position.

Goodwill of $135.8 million primarily represents the excess of the purchase price of Cadent over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected relative synergies of the transaction and the knowledge and experience of the workforce in place. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.

The following table summarizes goodwill by reportable segment as of March 31, 2012 and December 31, 2011 (in thousands):

	Clear Aligner	Scanner and CAD/CAM Services	Total
As of March 31, 2012	$58,543	$77,284	$135,827
As of December 31, 2011	$58,445	$76,938	$135,383

Acquired intangible assets

Information regarding our intangible assets as a direct result from the Cadent acquisition is being amortized as follows (in thousands):

	Net Carrying Amount as of December 31, 2011	Accumulated Amortization	Net Carrying Value as of March 31, 2012
Trademarks	$6,696	$(140)	$6,556
Existing technology	11,865	(261)	11,604
Customer relationships	31,461	(745)	30,716

	$50,022	$(1,146)	$48,876

Amortization of the acquired existing technology is recorded in cost of revenue, while the amortization of acquired trademarks and customer relationships are included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

Three Months Ended March 31, 2012
Amortization of acquired intangible assets
In cost of net revenues	$261
In operating expenses	885

Total	$1,146

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2012 is as follows (in thousands):

Fiscal Year
2012 (remaining nine months)	$3,414
2013	4,519
2014	4,475
2015	4,452
2016	4,452
Thereafter	27,564

Total	$48,876

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

Note 6. Legal Proceedings

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007. The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint alleges that during the class period we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts. On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff. The lead plaintiff filed an amended complaint on January 29, 2010. The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force. On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint. The motion was heard by the Court on July 9, 2010 and on June 8, 2011, the Court granted our motion to dismiss with leave to amend. On July 22, 2011, the lead plaintiff filed a second amended complaint adding allegations that Align and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning our ClinAdvisor product. On March 14, 2012, lead plaintiff dismissed with prejudice this complaint. The case was dismissed pursuant to a stipulation between the parties that prevents them from seeking or asserting any claims against one another for fees, expenses, costs, or sanctions. The stipulated dismissal with prejudice terminates the matter and follows the Court’s previous dismissal of plaintiff’s second amended complaint for failure to state a claim on February 3, 2012. As a result of this dismissal, we believe that there was no evidence to indicate that a loss had been incurred as of March 31, 2012.

Note 7. Credit Facilities

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank. Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012. The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank. This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million. Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter. As of March 31, 2012, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 8. Commitments and Contingencies

Operating Leases

As of March 31, 2012, minimum future lease payments for non-cancelable leases are as follows (in thousands):

Fiscal Year	Operating leases
2012 (remaining nine months)	$6,554
2013	6,724
2014	5,388
2015	5,211
2016	5,257
Thereafter	3,176

Total minimum lease payments	$32,310

Note 9. Stock-based Compensation

Summary of stock-based compensation expense

On May 19, 2011 the Shareholders approved an increase of 3,000,000 shares to the 2005 Incentive Plan (as amended) for a total reserve of 16,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of net revenues	$463	$517
Sales and marketing	1,171	1,098
General and administrative	2,429	2,101
Research and development	800	563

Total stock-based compensation expense	$4,863	$4,279

Options

Activity for the three months period ended March 31, 2012 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	6,190
Granted (1)	—
Exercised	(696)	10.54
Cancelled or expired	(17)	15.38

Oustanding as of March 31, 2012	5,477	$14.69	4.74	$70,414

Vested and expected to vest at March 31, 2012	5,402	$14.65	4.73	$69,709

Exercisable at March 31, 2012	4,341	$13.99	4.49	$58,853

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012(1)	2011
Stock options:
Expected term (in years)	—	4.4
Expected volatility	—	61.0%
Risk-free interest rate	—	1.8%
Expected dividend	—	—
Weighted average fair value at grant date	$—	$10.37

(1)	There were no stock options granted during the three months ended March 31, 2012.

As of March 31, 2012, we expect to recognize $8.2 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options over a weighted average period of 1.9 years.

Restricted Stock Units (“RSUs”)

A summary of the nonvested shares for the three months ended March 31, 2012 is as follows (in thousands, except years):

	Number of Shares Underlying RSUs	Weighted Remaining Vesting Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2011	1,208
Granted	709
Vested and released	(320)
Forfeited	(33)

Nonvested as of March 31, 2012	1,564	1.91	$43,073

As of March 31, 2012 the total unamortized compensation cost related to restricted stock units, net of estimated forfeitures, was $28.7 million, which we expect to recognize over a weighted average period of 3.0 years.

On February 18, 2011, we granted market-performance based restricted stock units (“MSUs”) to our executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSUs initially granted.

The following table summarizes the MSU performance as of March 31, 2012:

	Number of Shares Underlying MSUs	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
	(in thousands)	(in years )	(in thousands)
Nonvested as of December 31, 2011	128
Granted	193
Vested and released	—
Forfeited	—

Nonvested as of March 31, 2012	321	2.29	$8,831

As of March 31, 2012, we expect to recognize $5.7 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) to replace the 2001 Purchase Plan. The terms and features of the 2010 Purchase Plan are substantially the same as the 2001 Purchase Plan and will continue until terminated by either the Board or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of March 31, 2012, there remains 2,076,302 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2012	2011
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2
Expected volatility	53.7%	43.0%
Risk-free interest rate	0.2%	0.4%
Expected dividend	—	—
Weighted average fair value at grant date	$9.08	$7.26

As of March 31, 2012, we expect to recognize $1.3 million of the total unamortized compensation cost related to employee purchases over a weighted average period of 0.6 years.

Note 10. Common Stock Repurchase Program

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock. Purchases under the stock repurchase program may be made from time to time in the open market. During the first quarter of 2012, we repurchased approximately 0.1 million shares of common stock at an average price of $24.68 per share for an aggregate purchase price of approximately $2.5 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $0.9 million and increased accumulated deficit by $1.6 million. All repurchased shares were retired.

Note 11. Accounting for Income Taxes

The financial statement recognition of the benefit for an uncertain tax position is dependent upon the benefit being more-likely-than-not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement.

During the first quarter of fiscal 2012, the amount of gross unrecognized tax benefits increased by $1.2 million. The total amount of unrecognized tax benefits was $16.7 million as of March 31, 2012, all of which would impact our effective tax rate if recognized. We are subject to taxation in the U.S. and various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007.

Note 12. Net Profit Per Share

Basic net profit per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net profit per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options, RSUs, MSUs and the dilutive component of our employee stock purchase plan.

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, March 31,
	2012	2011
Numerator:
Net profit	$20,984	$15,841

Denominator:
Weighted-average common shares outstanding, basic	79,235	76,844
Dilutive effect of potential common stock	2,621	2,517

Total shares, diluted	81,856	79,361

Net profit per share, basic	$0.26	$0.21

Net profit per share, diluted	$0.26	$0.20

For the three months ended March 31, 2012 and 2011, stock options, RSUs, MSUs and our employee stock purchase plan totaling 0.8 million and 1.5 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

Note 13. Segments and Geographical Information

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues and gross profit.

We have grouped our operations into two reportable segments: Clear Aligner segment and Scanner and CAD/CAM Services segment.

•

Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera retainers, along with our training and ancillary products for treating malocclusion.

•

Our Scanners and CAD/CAM Services segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanners, iOC scanners, and OrthoCAD services

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	Three Months Ended March 31,
Revenue	2012	2011
Clear Aligner	$123,328	$104,856
Scanners and CAD/CAM Services (1)	11,751	—

Total	$135,079	$104,856

Gross profit
Clear Aligner	$97,389	$82,226
Scanners and CAD/CAM Services (1)	3,371	—

Total	$100,760	$82,226

	As of March 31, 2012	As of December 31, 2011
Total Assets including goodwill
Clear Aligner	$475,072	$469,084
Scanners and CAD/CAM Services	195,364	180,180

Total	$670,436	$649,264

Goodwill
Clear Aligner	$58,543	$58,445
Scanners and CAD/CAM Services	77,284	76,938

Total	$135,827	$135,383

(1)	Our Scanner and CAD/CAM Services reportable operating segment was the result of our acquisition of Cadent on April 29, 2011. As such, there were no revenue and gross profit information available for comparable three months ended March 31, 2011.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues (1):
United States	$103,258	$79,135
the Netherlands	29,447	24,537
Other international	2,374	1,184

Total net revenues	$135,079	$104,856

	As of March 31, 2012	As of December 31, 2011
Long-lived assets:
United States	$52,140	$45,720
the Netherlands	2,648	1,726
Other international	11,033	9,261

Total long-lived assets	$65,821	$56,707

(1)	Net Revenues are attributed to countries based on location of where revenue is recognized.

Note 14. Exit Activities

In the third quarter of 2011, we announced our plan to consolidate our Carlstadt, New Jersey -based Scanner and CAD/CAM services activities with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating cost. The exit from our New Jersey operations includes a total reduction of 119 full time headcount in Carlstadt, New Jersey. These actions include a phased transition of our CAD/CAM services, intra-oral scanner customer care, distribution and repair into our existing shared services organization in San Jose, Costa Rica and our manufacturing facilities in Juarez, Mexico. Additionally, all accounting and finance functions will be consolidated into our corporate headquarters in San Jose, California. The transition began in the fourth quarter of 2011 and is expected to be completed by the third quarter of 2012. We expect to realize annualized net savings of approximately $4.0 million per year as a result of these consolidation activities.

Activity and liability balances related to this exit activity during the first quarter of 2012 are as follows (in thousands):

Severance and Benefits
Balance at December 31, 2011	$1,010
Exit cost incurred during the period	451
Cash payments	(318)

Balance at March 31, 2012	$1,143

During the first quarter of 2012, we incurred approximately $0.5 million in exit costs of which approximately $0.3 million were recorded in our cost of net revenues and $0.2 million operating expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements, including Invisalign G3 and G4, will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Cadent Holdings, Inc. (“Cadent”) acquisition, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the timing of our plans and transition into our new manufacturing facilities, the anticipated number of new doctors trained and their impact on volumes, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Align Technology, Inc. is a global medical device company that pioneered the invisible orthodontics market with the introduction of the Invisalign system in 1999. Today, we are focused on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide. Our international headquarters are located in Amsterdam, the Netherlands. We have two operating segments: (1) Clear Aligner, known as the Invisalign system; and (2) Scanner and CAD/CAM Services, known as iTero and iOC intra-oral scanners and OrthoCAD services.

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

Our goal is to establish the Invisalign system as the standard method for treating malocclusion and to establish our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans, ultimately driving increased product adoption by dental professionals. We intend to achieve this by focusing on the key strategic initiatives set forth in our Annual Report on Form 10-K.

In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2012 and beyond, which are updated below:

•

Product innovation and clinical effectiveness. We believe that, in addition to an increase in the number of patients visiting dental offices throughout 2011 as reported by our customers, as well as patient interest in higher value procedures, Invisalign G3 was an important contributor to the increased utilization in 2011 by our North American orthodontic customers. Additionally, since most of our international customers are orthodontists, we believe the international launch of Invisalign G3 in May 2011 was important for continued growth both in our existing international markets and to support our expansion in new markets like China. We expect that the innovations in Invisalign G4 will build on the success we have seen with Invisalign G3 and encourage even greater confidence and adoption in our customers’ practices. Additionally, with the introduction of new software features to the iOC and iTero intra-oral scanners along with Invisalign interoperability, we believe that over the long-term these types of product and clinical innovation will increase adoption of Invisalign and increase sales of our intra-oral scanners. However, it is difficult to predict the rate of adoption which may vary by region and channel.

•

Investments to Increase Manufacturing Capacity. We are currently transitioning from our existing manufacturing facility in Juarez, Mexico into our new 150,000 square foot facility purchased in September 2011, which is also located in Juarez, Mexico. The lease on our existing facility expires in July 2013. In addition, in the second half of 2012, we plan to transition our intra-oral scanner research and development and manufacturing operations in Or Yehuda, Israel into a new, larger facility in the same city. Our ability to plan, construct and equip either of these manufacturing facilities is subject to significant risk and uncertainty, including delays and cost overruns. If the opening of either of these facilities is significantly delayed for any reason, or if demand for our product in 2012 exceeds our current expectations, or if the timing of receipt of case product orders during a given quarter is different from our expectations, we may not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business.

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

The consolidation of our New Jersey operations includes a total reduction of 119 full time headcount in Carlstadt, New Jersey. The transition began in the fourth quarter of 2011 and is expected to be completed by the third quarter of 2012. As part of this consolidation, we will incur costs for severance estimated to be approximately $2.0 million, of which approximately $1.1 million was realized in 2011 and $0.9 million over the first three quarters of 2012. During the first quarter of 2012, we incurred approximately $0.5 million of severance costs. After the New Jersey consolidation is complete, we expect to realize annualized net savings of approximately $4.0 million per year. In the course of creating a more integrated business, we have recently experienced lower service levels in our scanner and CAD/CAM services business negatively impacting our customer-facing functions such as customer service and technical support. We are committed to improving customer service levels, however if these issues persist, our financial results may be affected. See Part II, Item 1A— “Risk Factors” for risks related to the Consolidation of New Jersey Operations”.

•

Invisalign Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the previous 9 quarters are as follows:

Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the first quarter of 2012 increased slightly to 4.1 cases per doctor, driven mostly by our North American orthodontic customers. Utilization among our North American orthodontist customers increased slightly from the fourth quarter of 2011 to 7.2 cases per doctor, reflecting continued adoption of our Invisalign products driven by ongoing product improvements and feature launches such as Invisalign G3 and Invisalign G4. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

•

Acquisition of Cadent. On April 29, 2011, we acquired privately-held Cadent, a leading provider of 3D digital scanning solutions for orthodontics and dentistry. The acquisition of Cadent positions us as a leader in one of the best growth opportunities in dentistry and medical devices today. Over the next five years, we expect that intra-oral scanners will become widely used in dental practices. We believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and base of over 55 thousand ClinCheck software users. Intra-oral scanners also strengthen our ability to drive adoption of Invisalign by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of the acquisition. Information regarding risks associated with the Cadent acquisition may be found in See Part II, Item A – “Risk Factors” for risks related to the acquisition of Cadent.

•

Number of new Invisalign doctors trained. We continue to expand our Invisalign customer base through training new doctors. In 2012, we expect to train approximately 6,000 orthodontists and GPs in North America and internationally, which is approximately the same number we trained in 2011.

•

Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and profits are generated in foreign currencies. Net revenues and profits generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchanges rates against the U.S. dollar will continue to affect the reported amount of net revenues and profits in our consolidated financial statements.

•

Stock Repurchase. On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. During the first quarter of 2012, we repurchased approximately 0.1 million shares of common stock at an average price of $24.68 per share for an aggregate purchase price of approximately $2.5 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $0.9 million and increased accumulated deficit by $1.6 million.

Results of Operations

Net revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Scanners and CAD/CAM Services segment.

•

Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera retainers, along with our training and ancillary products for treating malocclusion.

•

Our Scanners and CAD/CAM Services segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanners, iOC scanners, and OrthoCAD services.

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our Scanner and CAD/CAM Services segment by region and product for the three ended March 31, 2012 and 2011as follows (in millions):

	Three Months Ended March 31,
Clear Aligner:	2012	2011	Net Change	% Change
Region and Channel
North America
GP	$41.7	$35.0	$6.7	19.1%
Ortho	45.2	39.3	5.9	15.0%

Total North America	86.9	74.3	12.6	17.0%

International	29.6	25.2	4.4	17.5%
Invisalign non-case revenues	6.8	5.4	1.4	25.9%

Total	$123.3	$104.9	$18.4	17.6%

Product
Invisalign Full	$82.4	$71.1	$11.3	15.9%
Invisalign Express/Lite	11.8	10.1	1.7	16.8%
Invisalign Teen	15.1	11.9	3.2	26.9%
Invisalign Assist	7.2	6.4	0.8	12.5%
Invisalign non-case revenues	6.8	5.4	1.4	25.9%

Total	$123.3	$104.9	$18.4	17.6%

Scanners and CAD/CAM Services (1):
Region
North America	$11.1	$—	$11.1	N/A
International	0.7	—	0.7	N/A

Total	$11.8	$—	$11.8	N/A

Product
Scanners	$5.4	$—	$5.4	N/A
CAD/CAM Services	6.4	—	6.4	N/A

Total	$11.8	$—	$11.8	N/A

Total Revenue	$135.1	$104.9	$30.2	28.8%

(1)	There were no revenue amounts for Scanner and CAD/CAM Services available during the three months ended March 31, 2011 as the acquisition of Cadent closed on April 29, 2011.

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the three months ended March 31, 2012 and 2011 as follows (in thousands):

	Three Months Ended March 31,
Region and Channel	2012	2011	Net Change	% Change
North America:
Ortho	32.3	26.9	5.4	20.1%
GP	33.0	28.3	4.7	16.6%

Total North American Invisalign	65.3	55.2	10.1	18.3%
International Invisalign	20.0	16.2	3.8	23.5%

Total Invisalign case volume	85.3	71.4	13.9	19.5%

Product
Invisalign Full	57.2	48.1	9.1	18.9%
Invisalign Express/Lite	12.9	10.5	2.4	22.9%
Invisalign Teen	9.9	7.9	2.0	25.3%
Invisalign Assist	5.3	4.9	0.4	8.2%

Total Invisalign case volume	85.3	71.4	13.9	19.5%

Total net revenues increased by $30.2 million for the three months ended March 31, 2012 as compared to the same period in 2011. Worldwide volume growth across all customer channels resulted in an increase of $18.4 million in Clear Aligner revenue and our Scanner and CAD/CAM services segment contributed revenue of $11.8 million.

Clear Aligner

In the three months ended March 31, 2012, Clear Aligner North America net revenues increased by 17.0% compared to the same period in 2011, driven primarily by 18.3% case volume growth across all products partially offset by lower average selling price (“ASPs”), as a result of an overall increase in discounts and promotions.

In the three months ended March 31, 2012, Clear Aligner International net revenues increased by 17.5% compared to the same period in 2011, driven primarily by 23.5% case volume growth across all products, partially offset by lower ASPs due to an increase in discounts and promotions and an unfavorable exchange rate of the Euro against the U.S. dollar.

Other non-case revenues, consisting of training fees and sales of ancillary products, increased 25.9% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increased sales of Vivera and training fees in North America and International.

Scanner and CAD/CAM Services

Scanners and CAD/CAM services revenue was $11.8 million for the three months ended March 31, 2012 with $5.4 million related to Scanners and $6.4 million related to CAD/CAM services. The acquisition of Cadent closed on April 29, 2011 so there was no revenue for the comparable three month period in 2011.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Clear Aligner
Cost of net revenues	$25.9	$22.6	$3.3
% of net segment revenues	21.0%	21.6%
Gross profit	$97.4	$82.2	$15.2
Gross margin %	79.0%	78.4%

Scanner and CAD/CAM Services
Cost of net revenues	$8.4	N/A	$8.4
% of net segment revenues	71.3%	N/A
Gross profit	$3.4	N/A	$3.4
Gross margin %	28.7%	N/A

Total cost of net revenues	$34.3	$22.6	$11.7
% of net revenues	25.4%	21.6%
Gross profit	$100.8	$82.2	$18.6
Gross margin %	74.6%	78.4%

Cost of net revenues for our Clear Aligner and Scanner and CAD/CAM Services includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets, training costs and stock-based compensation expense.

Clear Aligner

Gross margin improved for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increased cost absorption due to higher production volumes of our Invisalign sales during the first quarter of 2012.

Scanner and CAD/CAM Services

Our first quarter 2012 includes costs associated with the production of scanners and CAD/CAM services. There were no scanner and CAD/CAM services costs during the first quarter of 2011 as the acquisition of Cadent was completed in the second quarter of 2011.

Sales and marketing (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Sales and marketing	$38.7	$32.8	$5.9
% of net revenues	28.7%	31.3%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, expenses for trade shows and industry events, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended March 31, 2012 increased compared to the same period in 2011 primarily due to higher payroll and payroll-related costs of approximately $4.6 million resulting from additional international headcount as well as the inclusion of Cadent’s sales and marketing personnel. We also incurred higher media costs of approximately $1.4 million.

General and administrative (in millions):

	Three Months Ended March 31,
	2012	2011	Change
General and administrative	$22.6	$19.0	$3.6
% of net revenues	16.8%	18.1%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher payroll, payroll-related, and consulting costs of approximately $2.7 million as a result of our annual compensation adjustments and an increase in headcount due to the Cadent acquisition. We also incurred higher legal costs of approximately $1.0 million primarily related to a complaint that we filed with the International Trade Commission in March 2012 against ClearCorrect Operating, LLC and ClearCorrect Pakistan (Private), Ltd.

Research and development (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Research and development	$10.5	$9.4	$1.1
% of net revenues	7.8%	9.0%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased during the three months ended March 31, 2012 compared to the same period in 2011 due to higher payroll and payroll-related costs of approximately $2.6 million resulting from our annual compensation adjustments plus additional headcount due to the Cadent acquisition. In addition, as a result of the inclusion of Cadent’s expenses, we incurred higher travel, depreciation, and equipment costs of approximately $0.6 million during the first quarter of 2012. Additionally in 2011, we made a $2.0 million one-time payment to Cadent during the first quarter under the Joint Development agreement that we entered into with Cadent prior to the acquisition.

Amortization of acquired intangible assets (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Amortization of acquired intangible assets	$0.9	$—	$0.9
% of net revenues

Amortization of acquired intangibles related to operating expense for the three month ended March 31, 2012 was approximately $0.9 million, which were related to trademarks and customer relationships that were acquired as part of the Cadent acquisition during the second quarter of 2011.

Interest and other income (expense), net (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Interest income	$0.2	$0.2	$—
Other income (expense), net	(1.0)	(0.1)	(0.9)

Total interest income and other income (expense), net	$(0.8)	$0.1	$(0.9)

Interest and other income (expense), net, includes interest income earned on cash and investment balances, foreign currency translation gains and losses, and other miscellaneous charges.

Interest income for the three months ended March 31, 2012 was comparable to the same period in 2011.

Other expense, net for the three months ended March 31, 2012 was increased compared to the same period in 2011 reflecting higher foreign exchange losses.

Income tax (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Provision for income taxes	$6.2	$5.3	$0.9

We recorded an income tax provision of $6.2 million and $5.3 million for the three months ended March 31, 2012 and 2011, respectively, representing effective tax rates of 22.8% and 25.0%. The lower effective rate for the three months ended March 31, 2012, compared with the three months ended March 31, 2011, was primarily attributable to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions, and a decrease in non-deductible expenses relative to income before tax.

Our effective tax rate for the remainder of 2012 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets (“DTAs”).

Our valuation allowance of $20.2 million is mostly related to capital loss and foreign net operating loss carryforwards as of March 31, 2012 because we cannot forecast sufficient future capital gains or foreign source income to realize these DTAs. These net operating losses and capital loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related DTAs will be realized.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of March 31, 2012 and December 31, 2011, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	March 31 , 2012	December 31, 2011
Cash and cash equivalents	$224,361	$240,675
Marketable securities, short-term	16,018	7,395
Marketable securities, long-term	16,804	—

Total	$257,183	$248,070

Cash flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash flow provided by (used in) :
Operating activities	$15,424	$17,248
Investing activities	(37,995)	(7,226)
Financing activities	6,248	3,749
Effects of exchange rate changes on cash and cash equivalents	9	173

Net increase (decrease) in cash and cash equivalents	$(16,314)	$13,944

As of March 31, 2012, we had $257.2 million of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, foreign bonds, agency bonds and certificates of deposit.

As of March 31, 2012, $78.7 million of cash was held by our foreign subsidiaries. We have not provided U.S. taxes on the undistributed earnings from non U.S. operations as such earnings are intended to be permanently reinvested outside the U.S.

Operating Activities

For the three months ended March 31, 2012, cash flows from operations of $15.4 million resulted primarily from our net profit of approximately $21.0 million and the following reasons:

Changes in non-cash activities

•	Deferred taxes were $4.7 million primarily due to the utilization of our deferred tax assets.

•

Depreciation, amortization, and the amortization of intangibles were $3.9 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition as well as the additional fixed assets that were placed into service in our new Juarez facility during the quarter.

•	Stock-based compensation expense was $4.9 million related to equity incentive compensation granted to employees.

•	Other non-cash activities including the recovery from doubtful accounts and the loss on the retirement/disposal of our fixed assets of $0.1 million.

Changes in working capital

•

Accrued and other long-term liabilities decreased by $9.2 million primarily due to the payments of our annual incentive compensation, commission-related costs and sales rebate costs, reducing our cash inflow from operating activities.

•

Inventories increased by $4.0 million which was primarily due to increased purchases of raw materials purchased for our intra-oral scanner products as we increased production volumes in preparation for the move into our new facility in Israel, reducing our cash inflow from operating activities.

•	Accounts receivable increased by $2.4 million due to the increase in net revenues during the first quarter, reducing our cash inflow from operating activities.

•	Accounts payable decreased by $3.6 million during the first quarter, reducing our cash inflow from operating activities.

•	Prepaid expenses and other assets increased $1.5 million primarily due to the timing of software license and insurance policy renewals, reducing our cash inflow from operations.

•	Deferred revenues increased by $1.8 million primarily due to higher sales during the first quarter, increasing our cash inflow from operating activities.

For the three months ended March 31, 2011, cash flows from operations of $17.2 million resulted primarily from our net income of $15.8 million and the following reasons:

Changes in non-cash activities

•	Deferred taxes were $4.0 million primarily due to the utilization of our deferred tax assets.

•	Stock-based compensation expense was $4.3 million related to equity incentive compensation granted to employees.

•	Net other non-cash activities including depreciation and amortization, recovery from doubtful accounts, and the amortization of intangibles of $3.5 million.

Changes in working capital

•	Accounts receivable increased by $7.3 million due to the increase in net revenues during the first quarter of 2011, reducing our cash inflow from operating activities.

•

Accrued and other long-term liabilities decreased by $5.3 million primarily due to the payments of our annual incentive compensation and commission-related costs partially offset by higher sales rebate costs, reducing our cash inflow from operations.

•	Deferred revenue increased by $3.0 million primarily due to higher sales during the first quarter of 2011, increasing our cash inflow from operations.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable, resulted in a net decrease of $0.7 million, reducing our cash inflow from operations.

Investing Activities

Net cash used in investing activities was $38.0 million for the three months ended March 31, 2012 primarily consisted of our purchase of marketable securities of $28.2 million and property and equipment purchases of $12.6 million. These costs were partially offset by $2.8 million of maturities of our marketable securities.

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

Financing Activities

Net cash provided by financing activities was $6.2 million for the three months ended March 31, 2012 primarily resulting in $10.2 million in proceeds from the issuance of our common stock, which were partially offset by $2.5 million of common stock repurchases and $1.4 million of taxes paid for our employees’ vesting of restricted stock units.

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2011 primarily resulting from $5.1 million in proceeds from the issuances of our common stock, which were partially offset by $1.3 million of taxes paid for our employees’ vesting of restricted stock units.

Stock Repurchase

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. As of March 31, 2012 there remains approximately $139.7 million available under our existing stock repurchase authorization.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, accounts receivable, intangible assets, legal contingencies and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2011.

•	Revenue recognition;

•	Stock-based compensation expense;

•	Long-lived assets, including finite-lived purchased intangible assets;

•	Deferred tax valuation allowance; and

•	Goodwill.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

Except as noted below, there have been no changes in our internal control over financial reporting during the three months ending March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. On April 29, 2011, we completed the acquisition of Cadent Holdings, Inc. Refer to Note 4 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding this acquisition. We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2012.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Litigation

In August 2009, Plaintiff Charles Wozniak filed a lawsuit against us and our Chief Executive Officer and President, Thomas M. Prescott (“Mr. Prescott”), in District Court for the Northern District of California on behalf of a claimed class consisting of all persons or entities who purchased our common stock between January 30, 2007 and October 24, 2007. The complaint alleges that Align and Mr. Prescott violated Section 10(b) of the Securities Exchange Act of 1934 and that Mr. Prescott violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the complaint alleges that during the class period we failed to disclose that we had shifted the focus of our sales force to clearing backlog, causing a significant decrease in the number of new case starts. On November 13, 2009, the Court appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff. The lead plaintiff filed an amended complaint on January 29, 2010. The amended complaint alleges that we and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning the Patients First program, our production capacity, a purported backlog, and the focus of our sales force. On March 26, 2010, we and Mr. Prescott filed a motion to dismiss the amended complaint. The motion was heard by the Court on July 9, 2010 and on June 8, 2011, the Court granted our motion to dismiss with leave to amend. On July 22, 2011, the lead plaintiff filed a second amended complaint adding allegations that Align and Mr. Prescott issued a number of purportedly false and misleading statements throughout the class period concerning our ClinAdvisor product. On March 14, 2012, lead plaintiff dismissed with prejudice this complaint. The case was dismissed pursuant to a stipulation between the parties that prevents them from seeking or asserting any claims against one another for fees, expenses, costs, or sanctions. The stipulated dismissal with prejudice terminates the matter and follows the Court’s previous dismissal of plaintiff’s second amended complaint for failure to state a claim on February 3, 2012.

ITEM 1A.	RISK FACTORS

We depend on the sale of the Invisalign system for the vast majority of our net revenues, and any decline in sales of Invisalign treatment for any reason, a continued weakness in general economic conditions, or a decline in average selling prices would adversely affect net revenues, gross margin and net profits.

We expect that net revenues from the sale of the Invisalign system will continue to account for the vast majority of our total net revenues for the foreseeable future. Continued and widespread market acceptance of Invisalign by orthodontists, GPs and consumers is critical to our future success. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, if orthodontists or GPs choose to use a competitive product rather than Invisalign or if the average selling price of our product declines, our operating results would be harmed.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a continued weakness in general economic conditions.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced the patient traffic in dentists’ offices, reduction in consumer spending on higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results. Continued weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intra-oral scanners. In addition, Invisalign treatment, which currently accounts for the vast majority of our net revenues, represents a significant change from traditional orthodontic treatment, and customers and consumers may be reluctant to accept it or may not find it preferable to traditional treatment. We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign treatment as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign treatment is appropriate for only a limited percentage of their patients. Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.

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

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products. We also provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions, or consumer rebate programs, expand our discount programs in the future, if participation in these programs increases, if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue, or if sales by our distributors grows at a faster pace than our direct sales, our average selling price would be adversely affected and our net revenues, gross margin and net profits (losses) may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our net revenues and profits are generated in foreign currencies. Net revenues and profits generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of net revenues and profits in our consolidated financial statements.

As we continue to grow, we are subject to growth related risks, including risks related to capacity constraints at our existing facilities.

We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, in order to meet the demands from expected volumes and continued international expansion, we opened a new manufacturing facility in Juarez, Mexico at the end of 2011. We plan to transition aligner fabrication from our current facilities into this new facility during 2012. We also plan on transitioning our scanner distribution, repair and CAD/CAM services from our New Jersey facility to this facility in Juarez, Mexico by the third quarter of 2012. In addition, during the second half of 2012, we plan on transitioning our intra-oral scanner research and development and manufacturing operations in Or Yehuda, Israel into a new, larger facility in the same city. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as:

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

In the course of creating a more integrated business, we have recently experienced lower service levels in our scanner and CAD/CAM services business negatively impacting our customer facing functions such as, customer service and technical support. Any or all of these problems could result in reduced scanner sales or reduce the flow of services from ongoing CAD/CAM services and our operating results, statement of operations and cash flows may be adversely affected.

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

We acquired Cadent Holdings, Inc. in April 2011. We acquired Cadent for their people, their technology and their existing revenue streams such as OrthoCAD iQ, OrthoCAD iRecord and OrthoCAD iCast in addition to their intra-oral scanning technology. This acquisition is expected to strengthen our ability to drive adoption of the Invisalign system by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base. We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of this acquisition. Potential risks include:

•	slower adoption or lack of acceptance for intra-oral scanning products in general or our chairside features;

•	our inability to increase utilization by integrating Invisalign treatment more fully with intra-oral scanners;

•	difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business;

•	diversion of management resources and focus from ongoing business matters;

•	retention of key employees following the acquisition;

•	aggressive competition from other manufacturers of intraoral scanners could lengthen the customer evaluation process and result in price reductions and loss of sales;

•	difficulty dealing with tax, employment, logistics, and other related issues unique to international operations in Israel;

•	possible impairment of relationships with employees and customers as a result of the integration of the Cadent and Align businesses;

•

possible inconsistencies in standards, controls, procedures and policies among Cadent and Align, which may make it more difficult to implement and harmonize company-wide financial reporting, accounting, billing, information technology and other systems;

•

a large portion of Cadent’s operations are located in Israel, accordingly, any increase in hostilities in the Middle East involving Israel may cause interruption or suspension of business operations without warning; and

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

If we are to sustain or increase profitability in future periods, we will need to continue to increase our net revenues, while controlling our expenses. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have in the past not been and may in the future not be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

•	the development and marketing of directly competitive products by existing and new competitors;

•	major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;

•	aggressive price competition from competitors;

•	costs and expenditures in connection with litigation;

•	the timing of new product introductions by us and our competitors;

•

disruptions to our business due to political, economic or other social instability, including the impact of an epidemic any of which results in changes in consumer spending habits, consumers unable or unwilling to visit the orthodontist or general practitioners office, as well as any impact on workforce absenteeism;

•	inaccurate forecasting of net revenues, production and other operating costs; and

•	investments in research and development to develop new products and enhancements.

To respond to these and other factors, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our net revenues for a particular period fall below our expectations, whether caused by changes in consumer spending, consumer preferences, weakness in the U.S. or global economies, changes in customer behavior related to advertising and prescribing our product, or other factors, we may be unable to adjust spending quickly enough to offset any shortfall in net revenues. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

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

Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration (“FDA”), and foreign government agencies. Any failure in our ability to successfully develop and introduce or achieve market acceptance of our new products or enhanced versions of existing products could have a material adverse effect on our operating results and could cause our net revenues to decline.

A disruption in the operations of our primary freight carrier or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.

We are dependent on commercial freight carriers, primarily UPS, to deliver our products to our customers. If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our customers on a timely basis. If we cannot deliver our products in an efficient and timely manner, our customers may reduce their orders from us and our net revenues and operating profits could materially decline. In a rising fuel cost environment, our freight costs will increase. If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be adversely affected.

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

Training production technicians takes approximately 90 to 120 days. As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to deliver our products within the timeframe our customers expect. Such a delay could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net profits and could adversely affect our results of operations.

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the United States. Many of these manufacturers, including Danaher Corporation, 3M, Sirona Dental Systems, Inc. and Dentsply International, have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net profit (losses) and stock price. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our business and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have customer disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, or suffer other adverse consequences. In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally develop or procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, net revenues and operating results.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2011, we had issued 268 U.S. patents, 130 pending U.S. patent applications, and 194 issued foreign patents, and 151 pending foreign patent applications.

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

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed. In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings. The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business. If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our net revenues could be materially harmed.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of March 31, 2012, our North American sales organization consisted of approximately 200 people. Internationally, we had approximately 60 people engaged in sales and sales support as of March 31, 2012. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. In response to perceived increases in health care costs in recent years, Congress recently passed health care reform legislation that President Obama signed into law in March 2010. The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer may have to pay an excise tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. This tax applies to all medical devices, including our products. These taxes will result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows.

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

The market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control. The factors include:

•	quarterly variations in our results of operations and liquidity;

•	changes in recommendations by the investment community or in their estimates of our net revenues or operating results;

•	speculation in the press or investment community concerning our business and results of operations;

•	strategic actions by our competitors, such as product announcements or acquisitions;

•	announcements of technological innovations or new products by us, our customers or competitors; and

•	general economic market conditions.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans and changes in overall levels of pretax earnings. In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2012. As a result of these incentives, income taxes were reduced by $5.0 million through the first quarter of 2012. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended March 31, 2012 (1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1, 2012 to March 31, 2012	102,258	$24.68	102,258	$139,736,669

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. During the first quarter of 2012, we repurchased approximately 0.1 million shares of common stock at an average price of $24.68 per share for an aggregate purchase price of approximately $2.5 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $0.9 million and increased accumulated deficit by $1.6 million. All repurchased shares were retired.

(1)	All shares were repurchased pursuant to the publicly announced repurchase program described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Amended and Restated 2005 Incentive Plan	Form 8-K	04/30/2012	10.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

Date May 8, 2012	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ KENNETH B. AROLA
Kenneth B. Arola Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Amended and Restated 2005 Incentive Plan	Form 8-K	04/30/2012	10.1

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*

101.INS	XBRL Instance Document				*

101.SCH	XBRL Taxonomy Extension Schema Document				*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*