Form 10-Q
period 2012-06-30
ALIGN TECHNOLOGY INC
filed 2012-08-02
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 0-32259
____________________________
ALIGN TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	94-3267295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2560 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)
(408) 470-1000
(Registrant’s telephone number, including area code)
 ____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 27, 2012 was 81,352,708.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen Vivera, SmartForce, Power Ridges, iTero, iOC,Orthocad iCast, Orthocad iRecord and Orthocad iQ amongst others, are trademarks belonging to Align Technology, Inc., and/or its subsidiaries and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues	$145,626	$120,086	$280,705	$224,942
Cost of net revenues	36,826	28,949	71,145	51,579
Gross profit	108,800	91,137	209,560	173,363
Operating expenses:
Sales and marketing	39,087	38,586	77,804	71,407
General and administrative	22,152	26,094	44,778	45,086
Research and development	10,680	9,270	21,206	18,660
Amortization of acquired intangible assets	869	592	1,754	592
Total operating expenses	72,788	74,542	145,542	135,745
Profit from operations	36,012	16,595	64,018	37,618
Interest and other income (expense), net	541	(306)	(271)	(217)
Net profit before provision for income taxes	36,553	16,289	63,747	37,401
Provision for income taxes	8,061	5,127	14,271	10,398
Net profit	$28,492	$11,162	$49,476	$27,003
Net profit per share:
Basic	$0.35	$0.14	$0.62	$0.35
Diluted	$0.34	$0.14	$0.60	$0.34
Shares used in computing net profit per share:
Basic	80,384	77,888	79,810	77,369
Diluted	82,954	80,321	82,446	79,903
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net profit	$28,492	$11,162	$49,476	$27,003
Foreign currency translation adjustments	(521)	103	(361)	586
Change in unrealized gains (losses) on available-for-sale securities, net of tax	(12)	16	(25)	23
Net change in accumulated other comprehensive income (losses)	(533)	119	(386)	609
Other comprehensive income	$27,959	$11,281	$49,090	$27,612
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$262,799	$240,675
Restricted cash	1,178	4,026
Marketable securities, short-term	20,752	7,395
Accounts receivable, net of allowance for doubtful accounts and returns of $1,207 and $780, respectively	102,149	91,537
Inventories	14,623	9,402
Prepaid expenses and other current assets	33,634	31,781
Total current assets	435,135	384,816
Marketable securities, long-term	20,475	—
Property, plant and equipment, net	72,207	53,965
Goodwill	135,827	135,383
Intangible assets, net	47,901	50,022
Deferred tax assets	29,853	22,337
Other assets	2,765	2,741
Total assets	$744,163	$649,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,226	$19,265
Accrued liabilities	69,207	76,600
Deferred revenues	59,403	52,252
Total current liabilities	143,836	148,117
Other long-term liabilities	14,032	10,366
Total liabilities	157,868	158,483
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,760 and 78,776 issued and outstanding, respectively)	8	8
Additional paid-in capital	655,307	607,240
Accumulated other comprehensive income, net	(340)	46
Accumulated deficit	(68,680)	(116,513)
Total stockholders’ equity	586,295	490,781
Total liabilities and stockholders’ equity	$744,163	$649,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$49,476	$27,003
Adjustments to reconcile net profit to net cash provided by operating activities:
Deferred taxes	9,228	7,905
Depreciation and amortization	5,905	6,109
Amortization of intangibles	2,246	2,175
Stock-based compensation	10,142	9,252
Provision for (recovery of) doubtful accounts and returns	310	(85)
Loss (gain) on retirement and disposal of fixed assets	74	(10)
Excess tax benefit from share-based payment arrangements	(16,745)	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(11,813)	(10,789)
Inventories	(5,221)	(960)
Prepaid expenses and other assets	(1,970)	(1,036)
Accounts payable	(1,954)	(165)
Accrued and other long-term liabilities	(3,927)	1,770
Deferred revenues	7,004	5,775
Net cash provided by operating activities	42,755	46,944
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	2,848	—
Purchase of property, plant and equipment	(25,778)	(8,522)
Acquisition, net of cash acquired	—	(186,949)
Purchase of marketable securities	(43,857)	—
Maturities of marketable securities	10,002	6,859
Other assets	(125)	406
Net cash used in investing activities	(56,910)	(188,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,689	16,548
Common stock repurchase	(2,524)	—
Excess tax benefit from share-based payment arrangements	16,745	—
Employees’ taxes paid upon the vesting of restricted stock units	(1,627)	(1,420)
Net cash provided by financing activities	36,283	15,128
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	77
Net increase (decrease) in cash and cash equivalents	22,124	(126,057)
Cash and cash equivalents, beginning of the period	240,675	294,664
Cash and cash equivalents, end of the period	$262,799	$168,607
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and contain all adjustments, including normal recurring adjustments, necessary to present fairly, our results of operations for the three and six months ended June 30, 2012 and 2011, our comprehensive income for the three and six months ended June 30, 2012 and 2011, our financial position as of June 30, 2012 and our cash flows for the six months ended June 30, 2012 and 2011. The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from the December 31, 2011 audited financial statements.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC 220): Presentation of Comprehensive Income.” This accounting standard update eliminated the option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate statements. The standard is effective for the year beginning after December 15, 2011. We adopted this standard in the first quarter of 2012.

In September 2011, FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment.” This accounting standard update is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012, and the adoption of this standard did not have an impact on our condensed consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

Short-term

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,494	$2	$—	$5,496
Corporate bonds	11,449	3	(10)	11,442
Foreign bonds	2,809	1	(1)	2,809
Agency bonds	1,004	1	—	1,005
Total	$20,756	$7	$(11)	$20,752

Long-term

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,677	$2	$(22)	$16,657
Foreign bonds	3,822	—	(4)	3,818
Total	$20,499	$2	$(26)	$20,475

Short-term

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,135	$—	$(1)	$4,134
Foreign bonds	1,248	—	(5)	1,243
Agency bonds	2,015	3	—	2,018
Total	$7,398	$3	$(6)	$7,395

For the three and six months ended June 30, 2012 and 2011, no significant gains or losses were realized on the sale of marketable securities. We had no long-term investments as of December 31, 2011.

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

Our Level 1 assets consist of money market funds. We did not hold any Level 1 liabilities as of June 30, 2012.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, foreign bonds, agency bonds, and our Israeli severance funds that are mainly invested in insurance policies. We obtain these fair values for level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. We did not hold any Level 2 liabilities as of June 30, 2012.

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

We did not hold any Level 3 assets or liabilities as of June 30, 2012.

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$95,731	$95,731	$—
Commercial paper	2,200		2,200
Short-term investments:
Commercial paper	5,496		5,496
Corporate bonds	11,442		11,442
Foreign bonds	2,809		2,809
Agency bonds	1,005		1,005
Long-term investments:
Corporate bonds	16,657		16,657
Foreign bonds	3,818		3,818
Other assets:
Israeli severance funds	1,785		1,785
	$140,943	$95,731	$45,212

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,897	$86,897	$—
Short-term investments:
Corporate bonds	4,134	—	4,134
Foreign bonds	1,243	—	1,243
Agency bonds	2,018	—	2,018
Other assets:
Israeli severance funds	1,859	—	1,859
	$96,151	$86,897	$9,254

Note 3. Balance Sheet Components

Inventories

Inventories are comprised of (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$4,029	$4,542
Work in process	5,082	2,486
Finished goods	5,512	2,374
	$14,623	$9,402

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products. During the first half of 2012, we increased our production volumes of our intra-oral scanners in preparation for the move into our new facility in Israel scheduled for the second half of 2012.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll and benefits	$35,031	$41,827
Accrued sales rebate	8,851	8,358
Accrued sales tax and value added tax	6,371	7,052
Unclaimed merger consideration	1,178	4,026
Accrued warranty	3,513	3,177
Accrued sales and marketing expenses	3,083	3,508
Accrued accounts payable	3,155	3,048
Accrued professional fees	1,399	654
Accrued income taxes	714	426
Other	5,912	4,524
Total	$69,207	$76,600

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

The following table reflects the change in our warranty accrual during the six months ended June 30, 2012 and 2011, respectively (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$3,177	$2,607
Charged to cost of revenues	2,113	1,692
Assumed warranty from Cadent	—	339
Actual warranty expenditures	(1,777)	(1,531)
Balance at end of period	$3,513	$3,107

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

For the three and six months ended June 30, 2012, Cadent contributed net revenues of approximately $12.0 million and $23.7 million and gross profit of approximately $3.2 million and $6.6 million, respectively. During the period of May 2011 through June 2011, Cadent contributed net revenues of approximately $6.4 million and gross profit of approximately $2.1 million. Sales, marketing, development and administrative activities for our Clear Aligner and Scanner and CAD/CAM Services reporting units were integrated during the post-acquisition period, therefore the operating results below gross profit is not available.

The following table presents the results of Align and Cadent for three and six months ended June 30, 2011, on a proforma basis, as though the companies had been combined as of January 1, 2011. The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2011 or of results that may occur in the future (in thousands):

	Proforma Net Revenues and Net Profit Three Months Ended June 30,	Proforma Net Revenues and Net Profit Six Months Ended June 30,
	2011	2011
Net revenues	$123,626	$237,669
Net profit	$8,116	$22,703

Note 5. Goodwill and Acquired Intangible Assets

Goodwill

The change in the carrying value of goodwill for the period ended June 30, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$135,383
Adjustment to Goodwill (1)	444
Balance as of June 30, 2012	$135,827
 ______________

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

The following table summarizes goodwill by reportable segment as of June 30, 2012 and December 31, 2011 (in thousands):

	Clear Aligner	Scanner and CAD/CAM Services	Total
As of June 30, 2012	$58,543	$77,284	$135,827
As of December 31, 2011	$58,445	$76,938	$135,383

Acquired Intangible assets

Information regarding our intangible assets either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Gross Carrying Amount as of June 30, 2012	Accumulated Amortization	Net Carrying Value as of June 30, 2012
Trademarks	$7,100	$(670)	$6,430
Existing technology	12,600	(1,227)	11,373
Customer relationships	33,500	(3,527)	29,973
Other	125	—	125
	$53,325	$(5,424)	$47,901

Amortization of the acquired existing technology is recorded in cost of revenue, while the amortization of acquired trademarks, customer relationships, and individually acquired intangible assets are included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of acquired intangible assets
In cost of net revenues	$231	$183	$492	$183
In operating expenses	869	592	1,754	592
Total	$1,100	$775	$2,246	$775

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2012 is as follows (in thousands):

Fiscal Year
2012 (remaining six months)	$2,268
2013	4,537
2014	4,493
2015	4,470
2016	4,470
Thereafter	27,663
Total	$47,901

Impairment assessment

We perform an impairment test whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in our stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis. There were no impairments of intangible assets during the periods presented.

Note 6. Credit Facilities

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank. Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012. The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank. This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million. Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter. As of June 30, 2012, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 7. Commitments and Contingencies

Operating Leases

As of June 30, 2012, minimum future lease payments for non-cancelable leases are as follows (in thousands):

Fiscal Year	Operating leases
2012 (remaining six months)	$3,780
2013	6,016
2014	4,741
2015	4,569
2016	4,612
Thereafter	2,217
Total minimum lease payments	$25,935

Note 8. Stock-based Compensation

Summary of stock-based compensation expense

On May 19, 2011 the Shareholders approved an increase of 3,000,000 shares to the 2005 Incentive Plan (as amended) for a total reserve of 16,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of net revenues	$457	$440	$920	$957
Sales and marketing	1,447	1,435	2,618	2,533
General and administrative	2,493	2,340	4,922	4,440
Research and development	882	758	1,682	1,322
Total stock-based compensation expense	$5,279	$4,973	$10,142	$9,252

Options

Activity for the six month period ended June 30, 2012 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	6,190
Granted (1)	—
Exercised	(1,603)
Cancelled or expired	(21)
Outstanding as of June 30, 2012	4,566	$14.66	4.78	$85,831
Vested and expected to vest at June 30, 2012	4,508	$14.61	4.77	$84,967
Exercisable at June 30, 2012	3,667	$14.05	4.64	$71,187

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options (1):
Expected term (in years)	—	4.3	—	4.4
Expected volatility	—	60.0%	—	61.0%
Risk-free interest rate	—	1.5%	—	1.7%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$—	$11.70	$—	$10.87
 ______________

(1)	There were no stock options granted during the three and six months ended June 30, 2012.

As of June 30, 2012, we expect to recognize $7.0 million of total unamortized compensation cost, net of estimated forfeitures, related to stock options over a weighted average period of 1.8 years.

Restricted Stock Units (“RSUs”)

A summary of the nonvested shares for the six months ended June 30, 2012 is as follows (in thousands, except years):

	Number of Shares Underlying RSUs	Weighted Remaining Vesting Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2011	1,208
Granted	808
Vested and released	(382)
Forfeited	(36)
Nonvested as of June 30, 2012	1,598	1.74	$53,467

As of June 30, 2012 the total unamortized compensation cost related to restricted stock units, net of estimated forfeitures, was $28.5 million, which we expect to recognize over a weighted average period of 2.8 years.

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

The following table summarizes the MSU performance for the six months ended June 30, 2012 (in thousands, except years):

	Number of Shares Underlying MSUs	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
		(in years )
Nonvested as of December 31, 2011	128
Granted	192
Vested and released	—
Forfeited	—
Nonvested as of June 30, 2012	320	2.04	$10,726

As of June 30, 2012, we expect to recognize $5.0 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) to replace the 2001 Purchase Plan. The terms and features of the 2010 Purchase Plan are substantially the same as the 2001 Purchase Plan and will continue until terminated by either the Board or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2012, there remains 2,076,302 shares available for purchase under the 2010 Purchase Plan.

As of June 30, 2012, we expect to recognize $0.8 million of the total unamortized compensation cost related to employee purchases over a weighted average period of 0.4 years.

Note 9. Common Stock Repurchase Program

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock. Purchases under the stock repurchase program may be made from time to time in the open market. During the first half of 2012, we repurchased approximately 0.1 million shares of common stock at an average price of $24.68 per share for an aggregate purchase price of approximately $2.5 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $0.9 million and increased accumulated deficit by $1.6 million. All repurchased shares were retired.

Note 10. Accounting for Income Taxes

During the second quarter of fiscal 2012, the amount of gross unrecognized tax benefits increased by $1.2 million primarily due to current period exposures. The total amount of unrecognized tax benefits was $17.9 million as of June 30, 2012, all of which would impact our effective tax rate if recognized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We are subject to taxation in the U.S., various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007.

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

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2012	2011	2012	2011
Numerator:
Net profit	$28,492	$11,162	$49,476	$27,003
Denominator:
Weighted-average common shares outstanding, basic	80,384	77,888	79,810	77,369
Dilutive effect of potential common stock	2,570	2,433	2,636	2,534
Total shares, diluted	82,954	80,321	82,446	79,903
Net profit per share, basic	$0.35	$0.14	$0.62	$0.35
Net profit per share, diluted	$0.34	$0.14	$0.60	$0.34

For the three and six months ended June 30, 2012, stock options, RSUs, MSUs and our employee stock purchase plan totaling 0.1 million and 0.1 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

For the three and six months ended June 30, 2011, stock options, RSUs, MSUs and our employee stock purchase plan totaling 0.8 million and 1.7 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

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
These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2012	2011	2012	2011
Clear Aligner	$133,669	$113,647	$256,997	$218,503
Scanners and CAD/CAM Services (1)	11,957	6,439	23,708	6,439
Total	$145,626	$120,086	$280,705	$224,942
Gross profit
Clear Aligner	$105,617	$89,047	$203,006	$171,273
Scanners and CAD/CAM Services (1)	3,183	2,090	6,554	2,090
Total	$108,800	$91,137	$209,560	$173,363
	As of June 30, 2012	As of December 31, 2011
Total Assets including goodwill
Clear Aligner	$538,832	$469,084
Scanners and CAD/CAM Services	205,331	180,180
Total	$744,163	$649,264
Goodwill
Clear Aligner	$58,543	$58,445
Scanners and CAD/CAM Services	77,284	76,938
Total	$135,827	$135,383
______________

(1)	The Scanners and CAD/CAM services segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect activity since that date.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues (1):
United States	$110,838	$89,988	$214,096	$169,123
the Netherlands	32,460	27,613	61,907	52,150
Other international	2,328	2,485	4,702	3,669
Total net revenues	$145,626	$120,086	$280,705	$224,942
	As of June 30, 2012	As of December 31, 2011
Long-lived assets:
United States	$56,639	$45,720
the Netherlands	4,571	1,726
Other international	13,761	9,261
Total long-lived assets	$74,971	$56,707
______________

(1)	Net Revenues are attributed to countries based on location of where revenue is recognized.

Note 13. Exit Activities

In the third quarter of 2011, we announced our plan to consolidate our Carlstadt, New Jersey-based Scanner and CAD/CAM services activities with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating costs. The exit from our New Jersey operations includes a total reduction of 119 full time headcount in Carlstadt, New Jersey. These actions include a phased transition of our CAD/CAM services, intra-oral scanner customer care, distribution and repair into our existing shared services organization in San Jose, Costa Rica and our manufacturing facilities in Juarez, Mexico. Additionally, all accounting and finance functions will be consolidated into our corporate headquarters in San Jose, California. The transition began in the fourth quarter of 2011 and is expected to be completed in the third quarter of 2012. We expect to realize annualized net savings of approximately $4.0 million per year as a result of these consolidation activities.

Activity and liability balances related to this exit activity during the first six months of 2012 are as follows (in thousands):

Severance and Benefits
Balance at December 31, 2011	$1,010
Exit cost incurred during the period	636
Cash payments	(856)
Balance at June 30, 2012	$790

During the first half of 2012, we incurred approximately $0.6 million in exit costs of which approximately $0.4 million were recorded in our cost of net revenues and $0.2 million operating expenses.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Cadent Holdings, Inc. (“Cadent”) acquisition, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the timing of our plans and transition into our new manufacturing facilities, the anticipated number of new doctors trained and their impact on volumes, our expectations regarding the International Scanner and CAD/CAM Services revenues, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We received FDA clearance in 1998 as a Class II medical device. Commercial sales to U.S. orthodontists began in 1999 followed by U.S General Practitioner Dentists (GPs) in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia Pacific, Latin America, and EMEA, and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera retainers. Most recently we launched Invisalign G3 and Invisalign G4, which includes significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign to the People’s Republic of China.

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

The Invisalign system is offered in more than 45 countries and has been used to treat more than 1.9 million patients. Our iTero and iOC intra-oral scanners are available in over 25 countries and provide dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,800 dental labs worldwide.

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

In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2012 and beyond, which are updated below:

•
Product innovation and clinical effectiveness. We believe feature innovations introduced in Invisalign G3 and Invisalign G4 are important contributors to the increased utilization across our channels worldwide. Additionally, due to the higher number of complex malocclusion cases in international markets compared to North America, we believe the international launch of Invisalign G3 in May 2011 was important for continued growth both in our existing international markets and to support our expansion in new markets like China. We expect that the innovations in Invisalign G4 (launched October 2011 in North America and in international markets) will build on the success we have seen with Invisalign G3 and encourage even greater confidence and adoption in our customers’ practices. Additionally, with the introduction of new software features to the iOC and iTero intra-oral scanners along with Invisalign interoperability, we believe that over the long-term these types of product and clinical innovations will increase adoption of Invisalign and increase sales of our intra-oral scanners. However, it is difficult to predict the rate of adoption which may vary by region and channel.

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

•
Consolidation of New Jersey Operations. In September 2011, we announced plans to consolidate our CAD/CAM services and intra-oral scanner-related activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating costs. All existing intra-oral scanner research and development and manufacturing operations will remain in Or Yehuda, Israel. These actions include a phased transition of the following activities:

•	Consolidation of customer care for CAD/CAM services and intra-oral scanners into our existing shared services organization in San Jose, Costa Rica;

•	Transition of CAD/CAM services and intra-oral scanner distribution and repair to our Treat operations in San Jose, Costa Rica and our manufacturing facility in Juarez, Mexico; and

•	Consolidation of accounting and finance functions at our corporate headquarters in San Jose, California; and

•	Closure of the New Jersey facility in the third quarter of 2012.
The consolidation of our New Jersey operations includes a total reduction of 119 full time headcount in Carlstadt, New Jersey. The transition began in the fourth quarter of 2011 and is expected to be completed in the third quarter of 2012. As part of this consolidation, we will incur costs for severance estimated to be approximately $2.0 million, of which approximately $1.1 million was realized in 2011 and $0.9 million over the first three quarters of 2012. During the first half of 2012, we incurred approximately $0.6 million of severance costs. After the New Jersey consolidation is complete, we expect to realize annualized net savings of approximately $4.0 million per year. In the course of creating a more integrated business, we have recently experienced lower service levels in our scanner and CAD/CAM services business negatively impacting our customer-facing functions such as customer service and technical support. We are committed to improving customer service levels, however if these issues persist, our financial results may be affected. See Part II, Item 1A— “Risk Factors” for risks related to the Consolidation of New Jersey Operations”.

•
Invisalign Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the previous 10 quarters are as follows:
______________
Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the second quarter of 2012 increased slightly to 4.3 cases per doctor, driven by all channels particularly our North American orthodontic customers. Utilization among our North American orthodontist customers increased from 7.2 the first quarter of 2012 to 7.7 cases per doctor, reflecting continued adoption of our Invisalign products driven by ongoing product improvements and feature launches such as Invisalign G3 and Invisalign G4. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

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

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expansion into new markets. In the second quarter of 2012, Clear Aligner International case volumes increased 34.5% compared to the same quarter in 2011, driven primarily by growth in our direct business in Europe as well as by continued strong performance by our distribution partners. Although sales through our distribution partners represented 7% of total worldwide case shipments in the second quarter of 2012, sales through our distributors, particularly our partner covering the Asia Pacific region, continued to grow at a faster rate than direct sales in other international geographic regions and we expect this trend to continue in the near term.  If this shift in sales to distributors continues at the same pace or accelerates, our average selling price may decline.

•
International Scanner and CAD/CAM Services. In the second quarter of 2012, International Scanner and CAD/CAM Services declined significantly from the same quarter in 2011. Although we are committed to working through the challenges we face in Europe, we expect our International Scanner and CAD/CAM Services revenues in the third quarter of 2012 will be flat compared to the second quarter.

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

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our Scanner and CAD/CAM Services segment by region and product for the three and six months ended June 30, 2012 and 2011 as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Clear Aligner:	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
Region and Channel
North America
Ortho	$43.9	$37.1	$6.8	18.3%	$85.6	$72.1	$13.5	18.7%
GP	49.1	42.6	6.5	15.3%	94.2	81.9	12.3	15.0%
Total North America	93.0	79.7	13.3	16.7%	179.8	154.0	25.8	16.8%
International	32.9	27.9	5.0	17.9%	62.6	53.0	9.6	18.1%
Invisalign non-case revenues	7.8	6.0	1.8	30.0%	14.6	11.4	3.2	28.1%
Total	$133.7	$113.6	$20.1	17.7%	$257.0	$218.4	$38.6	17.7%
Product
Invisalign Full	$88.6	$76.6	$12.0	15.7%	$171.0	$147.7	$23.3	15.8%
Invisalign Express/Lite	13.6	11.1	2.5	22.5%	25.4	21.2	4.2	19.8%
Invisalign Teen	16.4	12.8	3.6	28.1%	31.5	24.7	6.8	27.5%
Invisalign Assist	7.3	7.1	0.2	2.8%	14.5	13.4	1.1	8.2%
Invisalign non-case revenues	7.8	6.0	1.8	30.0%	14.6	11.4	3.2	28.1%
Total	$133.7	$113.6	$20.1	17.7%	$257.0	$218.4	$38.6	17.7%
Scanners and CAD/CAM Services (1):
Region
North America	$11.7	$5.3	$6.4	120.8%	$22.9	$5.3	$17.6	332.1%
International	0.2	1.2	(1.0)	(83.3)%	0.8	1.2	(0.4)	(33.3)%
Total	$11.9	$6.5	$5.4	83.1%	$23.7	$6.5	$17.2	264.6%
Product
Scanners	$6.0	$2.7	$3.3	122.2%	$11.4	$2.7	$8.7	322.2%
CAD/CAM Services	5.9	3.8	2.1	55.3%	12.3	3.8	8.5	223.7%
Total	$11.9	$6.5	$5.4	83.1%	$23.7	$6.5	$17.2	264.6%
Total Revenue	$145.6	$120.1	$25.5	21.2%	$280.7	$224.9	$55.8	24.8%
______________

(1)	The Scanners and CAD/CAM services segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect activity since that date.

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the three and six months ended June 30, 2012 and 2011 as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region and Channel	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
North America:
Ortho	35.4	28.5	6.9	24.2%	67.7	55.4	12.3	22.2%
GP	37.3	30.7	6.6	21.5%	70.3	59.0	11.3	19.2%
Total North American Invisalign	72.7	59.2	13.5	22.8%	138.0	114.4	23.6	20.6%
International Invisalign	22.6	16.8	5.8	34.5%	42.6	33.0	9.6	29.1%
Total Invisalign case volume	95.3	76.0	19.3	25.4%	180.6	147.4	33.2	22.5%
Product
Invisalign Full	62.5	51.1	11.4	22.3%	119.7	99.2	20.5	20.7%
Invisalign Express/Lite	15.3	11.3	4.0	35.4%	28.2	21.8	6.4	29.4%
Invisalign Teen	11.9	8.6	3.3	38.4%	21.8	16.5	5.3	32.1%
Invisalign Assist	5.6	5.0	0.6	12.0%	10.9	9.9	1.0	10.1%
Total Invisalign case volume	95.3	76.0	19.3	25.4%	180.6	147.4	33.2	22.5%

Total net revenues increased by $25.5 million and $55.8 million for the three and six months ended June 30, 2012, respectively, as compared to the same period in 2011 primarily as a result of worldwide volume growth across all customer channels and products for the Clear Aligner segment as well as the addition of our Scanners and CAD/CAM Services segment resulting from the acquisition of Cadent in April 2011.

Clear Aligner

In the three and six months ended June 30, 2012, Clear Aligner North America net revenues increased by 16.7% and 16.8%, respectively, compared to the same period in 2011. The growth was primarily driven by volume growth across all products and customer channels partially offset by lower average selling price (“ASPs”), as a result of an overall increase in our volume rebate and other promotions.

In the three and six months ended June 30, 2012, Clear Aligner International net revenues increased by 17.9% and 18.1%, respectively, compared to the same period in 2011, driven primarily by volume growth across all products, partially offset by lower ASPs due to an increase in discounts and promotions and an unfavorable exchange rate of the Euro against the U.S. dollar.

Other non-case revenues, consisting of training fees and sales of ancillary products, increased 30.0% and 28.1% for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011 primarily due to increased sales of Vivera and training fees in North America and International.

We expect total net revenues and ASPs to decline in the third quarter of 2012 compared to the second quarter of 2012 primarily due to revenue deferrals associated with the Teen/Vivera Retainer promotion, higher volume rebates and adverse impact of foreign exchange rates.

Scanner and CAD/CAM Services

The Scanner and CAD/CAM Services segment was created when we acquired Cadent on April 29, 2011 and the financial results of Cadent have been included in this segment since the acquisition date. Scanners and CAD/CAM services revenue increased 83.1% and 264.6% for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011. The revenue increase for the three months ended June 30, 2012 was primarily driven by scanner volume growth in North America as well as the inclusion of Cadent for a full quarter compared to two months in the prior year. The revenue increase for the six months ended June 30, 2012 was due to the inclusion of Cadent revenue for a full six months in 2012, compared to two months in 2011.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Clear Aligner
Cost of net revenues	$28.0	$24.6	$3.4	$54.0	$47.3	$6.7
% of net segment revenues	21.0%	21.6%		21.0%	21.6%
Gross profit	$105.6	$89.0	$16.6	$203.0	$171.3	$31.7
Gross margin %	79.0%	78.4%		79.0%	78.4%
Scanner and CAD/CAM Services (1)
Cost of net revenues	$8.8	$4.3	$4.5	$17.2	$4.3	$12.9
% of net segment revenues	73.4%	67.5%		72.4%	67.5%
Gross profit	$3.2	$2.1	$1.1	$6.6	$2.1	$4.5
Gross margin %	26.6%	32.5%		27.6%	32.5%
Total cost of net revenues	$36.8	$28.9	$7.9	$71.2	$51.6	$19.6
% of net revenues	25.3%	24.1%		25.3%	22.9%
Gross profit	$108.8	$91.1	$17.7	$209.6	$173.4	$36.2
Gross margin %	74.7%	75.9%		74.7%	77.1%
______________

(1)	The Scanners and CAD/CAM services segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect activity since that date.

Cost of net revenues for our Clear Aligner and Scanner and CAD/CAM Services includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation expense.

Clear Aligner

Gross margin improved slightly for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increased cost absorption due to higher production volumes resulting from the increase of our Invisalign sales during the first half 2012.

Scanner and CAD/CAM Services

Gross margin decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011 largely resulting from costs incurred by our Israeli operations that were included in gross margin during 2012 whereas these costs were included in operating expenses in 2011. Additionally, we incurred higher training costs during the first half of 2012 as compared to the same period in 2011 as we increased our in-office training personnel for our scanner products. Both the inclusion of our Israeli operations and higher training costs reflect a full three and six month impact in 2012 compared to only two months in 2011 as the acquisition of Cadent was completed on April 29, 2011.

Sales and marketing (in millions):

	Three Months Ended June 30			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Sales and marketing	$39.1	$38.6	$0.5	$77.8	$71.4	$6.4
% of net revenues	26.8%	32.1%		27.7%	31.7%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, expenses for trade shows and industry events, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended June 30, 2012 increased slightly compared to the same period in 2011 primarily due to higher advertising and media costs of approximately $1.6 million offset by lower clinical education costs of approximately $1.1 million largely as a result of the Invisalign European Summit which was held during the second quarter of 2011 but not 2012.

Our sales and marketing expense for the six months ended June 30, 2012 increased compared to the same period in 2011 primarily due to higher payroll and payroll-related costs of approximately $4.9 million primarily attributed to the inclusion of Cadent's headcount during the full six months of the 2012 compared to only two months during same period in 2011 as the acquisition was completed in April 2011. Additionally, we incurred higher advertising and media costs of approximately $2.3 million. These costs were partially offset by lower clinical education of approximately $1.1 million primarily because of the Invisalign European Summit which was held during the second quarter of 2011 but not 2012.

General and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
General and administrative	$22.2	$26.1	$(3.9)	$44.8	$45.1	$(0.3)
% of net revenues	15.2%	21.7%		16.0%	20.0%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to lower consulting, legal, and accounting costs of approximately $5.3 million related to the Cadent acquisition and integration costs. These costs were partially offset by higher legal fees of approximately $1.7 million related to ongoing litigation costs.

General and administrative expense decreased slightly for the six months ended June 30, 2012 compared to the same period in 2011 due to lower consulting, legal, and accounting costs of approximately $6.7 million related to the Cadent acquisition and integration costs. These decreases were partially offset by higher payroll and payroll-related costs of $1.2 million and higher facility costs of approximately $1.3 million as a result of the inclusion of Cadent's operations for full six months in 2012 compared to only two months during same period in 2011. We also incurred higher legal and consulting fees of approximately $3.6 million related to ongoing litigation costs during the first half of 2012 as compared to 2011.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Research and development	$10.7	$9.3	$1.4	$21.2	$18.7	$2.5
% of net revenues	7.3%	7.7%		7.6%	8.3%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased during the three months ended June 30, 2012, compared to the same period in 2011 due to higher payroll and payroll-related costs of approximately $1.0 million resulting from annual compensation adjustments as well as the inclusion of Cadent's headcount for full three months in 2012 compared to only two months during same period in 2011. In addition, we also incurred higher outside consulting expenses of approximately $0.1 million.

Research and development expense increased during the six months ended June 30, 2012, compared to the same period in 2011 due to higher payroll, payroll-related and facility costs of approximately $3.7 million which was largely attributed to the inclusion of Cadent's headcount for full six months in 2012 compared to only two months during same period in 2011. We also incurred higher travel expenses of approximately $0.3 million during the first half of 2012. These costs were partially offset by a $2.0 million one-time payment to Cadent that was made during the first quarter of 2011 under the Joint Development Agreement.

Amortization of acquired intangible assets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Amortization of acquired intangible assets	$0.9	$0.6	$0.3	$1.8	$0.6	$1.2
% of net revenues	0.6%	0.5%		0.6%	0.5%

Amortization of acquired intangibles related to operating expense for the three and six months ended June 30, 2012 compared same periods in 2011 increased, reflecting a full three and six months of amortization expense in 2012 compared to only two months during same periods in 2011 as a result of the Cadent acquisition in April 2011.

Interest and other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest income	$0.2	$0.1	$0.1	$0.4	$0.3	$0.1
Other income (expense), net	0.3	(0.4)	0.7	(0.7)	(0.5)	(0.2)
Total interest income and other income (expense), net	$0.5	$(0.3)	$0.8	$(0.3)	$(0.2)	$(0.1)

Interest and other income (expense), net, includes interest income earned on cash and investment balances, foreign currency translation gains and losses, and other miscellaneous charges.

Interest income for the three months ended June 30, 2012 was consistent compared to the same period in 2011. Other income for the three months ended June 30, 2012 compared to the same period in 2011 increased reflecting higher foreign exchange gains.

Interest and other income (expense), net for the six months ended June 30, 2012 was consistent compared to the same period in 2011.

Income tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Provision for income taxes	$8.1	$5.1	$3.0	$14.3	$10.4	$3.9

Our effective tax rate was 22.0% and 31.5% for the three months ended June 30, 2012 and 2011, respectively, and 22.3% and 27.8% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate for these periods differs from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily Costa Rica, which are subject to a lower tax rate. The lower effective rate for the three and six months ended June 30, 2012, compared with the three and six months ended June 30, 2011, is primarily attributable to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions, and a decrease in non-deductible expenses relative to income before tax.
We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets (“DTAs”).

Our valuation allowance of $20.2 million is mostly related to capital loss and foreign net operating loss carryforwards as of June 30, 2012 because we cannot forecast sufficient future capital gains or foreign source income to realize these DTAs. These capital loss carryforwards and net operating losses will result in an income tax benefit if and when we conclude it is more likely than not that the related DTAs will be realized.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of June 30, 2012 and December 31, 2011, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	June 30 , 2012	December 31, 2011
Cash and cash equivalents	$262,799	$240,675
Marketable securities, short-term	20,752	7,395
Marketable securities, long-term	20,475	—
Total	$304,026	$248,070

Cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash flow provided by (used in) :
Operating activities	$42,755	$46,944
Investing activities	(56,910)	(188,206)
Financing activities	36,283	15,128
Effects of exchange rate changes on cash and cash equivalents	(4)	77
Net increase (decrease) in cash and cash equivalents	$22,124	$(126,057)

As of June 30, 2012 we had $304 million of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, foreign bonds and agency bonds.

As of June 30, 2012, $97.6 million of cash was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. Earnings that are intended to be permanently reinvested outside of the U.S. are not subject to U.S. income taxation.

Operating Activities

For the six months ended June 30, 2012, cash flows from operations of $42.8 million resulted primarily from our net profit of approximately $49.5 million and the following reasons:

Non-cash activities

•	Deferred taxes were $9.2 million primarily due to the utilization of our deferred tax assets.

•	Excess tax benefit from our share-based payments were $16.7 million.

•
Depreciation, amortization, and the amortization of intangibles were $8.2 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition as well as the additional fixed assets that were placed into service in our new Juarez facility during the first half of 2012.

•	Stock-based compensation expense was $10.1 million related to equity incentive compensation granted to employees.

•	Other non-cash activities including the recovery from doubtful accounts and the loss on the retirement/disposal of our fixed assets of $0.4 million.
Changes in working capital

•	Accounts receivable increased by $11.8 million due to the increase in net revenues during the first half of 2012, reducing our cash inflow from operating activities.

•	Inventories increased by $5.2 million which was primarily due to increased production volumes for our intra-oral scanner products in preparation for the move into our new facility in Israel, reducing our cash inflow from operating activities.

•	Accounts payable decreased by $2.0 million during the first half of 2012, reducing our cash inflow from operating activities.

•	Prepaid expenses and other assets increased $2.0 million primarily due to the timing of software license and insurance policy renewals, reducing our cash inflow from operations.

•
Accrued and other long-term liabilities decreased by $3.9 million primarily due to the payments of our incentive compensation during the first quarter of 2012 partially offset by the increase of our long-term income tax payable, reducing our cash inflow from operating activities.

•	Deferred revenues increased by $7.0 million primarily due to higher sales during the first half of 2012, increasing our cash inflow from operating activities.
For the six months period ended June 30, 2011, cash flows from operations of approximately $46.9 million resulted primarily from our net profit of approximately $27.0 million adjusted for the following:
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

Investing Activities

Net cash used in investing activities was $56.9 million for the six months ended June 30, 2012 primarily consisted of our purchase of marketable securities of $43.9 million and property and equipment purchases of $25.8 million. These costs were partially offset by $10.0 million of maturities of our marketable securities and the release of $2.8 million of funds we hold related to unclaimed merger consideration for the acquisition of Cadent on April 29, 2011.
Net cash used in investing activities was $188.2 million for the six months ended June 30, 2011 primarily consisted of our cash paid for the acquisition of Cadent of approximately $187.6 million and approximately $8.5 million of property, plant, and equipment purchases.  These costs were partially offset by $6.9 million of maturities of our marketable securities.

Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash provided by financing activities was $36.3 million for the six months ended June 30, 2012 primarily resulting in $23.7 million in proceeds from the issuance of our common stock and $16.7 million from excess tax benefit from our share-based arrangements. These costs were partially offset by $2.5 million of common stock repurchases and $1.6 million of taxes paid for our employees' vesting of restricted stock units.

Net cash provided by financing activities was $15.1 million for the six months ended June 30, 2011 primarily resulting in $16.5 million in proceeds from the issuance of our common stock, which were partially offset by $1.4 million of taxes paid on the vesting of restricted stock units related to our employee stock plan.

Stock Repurchase

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. As of June 30, 2012 there remains approximately $139.7 million available under our existing stock repurchase authorization.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2011.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

Except as noted below, there have been no changes in our internal control over financial reporting during the six months ending June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. On April 29, 2011, we completed the acquisition of Cadent Holdings, Inc. Refer to Note 4 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding this acquisition. We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2012.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the course of our operations, we are involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as litigation and events related thereto unfold; we currently do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

ITEM 1A.RISK FACTORS

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

We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, in order to meet the demands from expected volumes and continued international expansion, we opened a new manufacturing facility in Juarez, Mexico at the end of 2011. We plan to transition aligner fabrication from our current facilities into this new facility during 2012. We also expect to complete the transition of our scanner distribution, repair and CAD/CAM services from our New Jersey facility to this facility in Juarez, Mexico in the third quarter of 2012. In addition, during the second half of 2012, we plan on transitioning our intra-oral scanner research and development and manufacturing operations in Or Yehuda, Israel into a new, larger facility in the same city. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as:

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
If the transition into this new facility is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

We may experience unexpected problems and expenses associated with the consolidation of our New Jersey operations with existing manufacturing and shared services organizations.

In September 2011, we announced plans to consolidate our CAD/CAM services and intra-oral scanner-related activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations. We expect this consolidation to be completed in the third quarter of 2012. This consolidation is accompanied by a number of risks and uncertainties that may affect our results of operations and statement of cash flows, including:

•
failure to successfully coordinate and phase the relocation of these CAD/CAM services and intra-oral scanner customer care may cause our customers to experience decrease in service levels which could negatively impact the utilization of each scanner and total service revenue;

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
In the course of creating a more integrated business, we have recently experienced lower service levels in our scanner and CAD/CAM services business negatively impacting our customer facing functions such as, customer service and technical support. Any or all of these problems could result in reduced scanner sales and has resulted in reduced flow of services from ongoing CAD/CAM services and our operating results, statement of operations and cash flows may be adversely affected.

We may never achieve the anticipated benefits from our acquisition of Cadent Holdings, Inc. which may have an adverse effect on our business.

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

•	the development and marketing of directly competitive products by existing and new competitors;

•	major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;

•	aggressive price competition from competitors;

•	costs and expenditures in connection with litigation;

•	the timing of new product introductions by us and our competitors, as well as customer order deferrals in anticipation of enhancements or new products;

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30 2012, we had issued 270 U.S. patents, 135 pending U.S. patent applications, and 210 issued foreign patents, and 145 pending foreign patent applications.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate. In April 2011, we completed the acquisition of Cadent and are in the process of implementing our internal control structure over the acquired operations. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business.. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of June 30, 2012, our North American sales organization consisted of approximately 200 people. Internationally, we had approximately 60 people engaged in sales and sales support as of June 30, 2012. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. In response to perceived increases in health care costs in recent years, Congress recently passed health care reform legislation that President Obama signed into law in March 2010. The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer may have to pay an excise tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices in the U.S.. This tax applies to all medical devices, including our products. These taxes will result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows.

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

•	revenue recognition; and

•	leases.
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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans and changes in overall levels of pretax earnings. In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2012. As a result of these incentives, income taxes were reduced by $10.1 million through the second quarter of 2012. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Amended and Restated 2005 Incentive Plan	Form 8-K	4/30/2012	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

Date: August 2, 2012	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ KENNETH B. AROLA
Kenneth B. Arola Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Amended and Restated 2005 Incentive Plan	Form 8-K	4/30/2012	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*