Form 10-Q
period 2012-09-30
ALIGN TECHNOLOGY INC
filed 2012-11-09
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of November 2, 2012 was 81,384,625.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen Vivera, SmartForce, Power Ridges, SmartTrack, iTero, iOC,Orthocad iCast, and Orthocad iRecord amongst others, are trademarks belonging to Align Technology, Inc., and/or its subsidiaries and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues	$136,496	$125,894	$417,201	$350,836
Cost of net revenues	36,146	33,524	107,291	85,103
Gross profit	100,350	92,370	309,910	265,733
Operating expenses:
Sales and marketing	36,468	34,655	114,272	106,062
General and administrative	23,892	21,609	68,670	66,695
Research and development	9,952	8,926	31,158	27,586
Impairment of goodwill	24,665	—	24,665	—
Amortization of acquired intangible assets	870	868	2,624	1,460
Total operating expenses	95,847	66,058	241,389	201,803
Profit from operations	4,503	26,312	68,521	63,930
Interest and other income (expense), net	(353)	(118)	(624)	(335)
Net profit before provision for income taxes	4,150	26,194	67,897	63,595
Provision for income taxes	4,494	6,930	18,765	17,328
Net profit (loss)	$(344)	$19,264	$49,132	$46,267
Net profit (loss) per share:
Basic	$(0.00)	$0.25	$0.61	$0.60
Diluted	$(0.00)	$0.24	$0.59	$0.58
Shares used in computing net (loss) profit per share:
Basic	81,437	78,455	80,356	77,735
Diluted	81,437	80,266	83,016	80,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net profit (loss)	$(344)	$19,264	$49,132	$46,267
Foreign currency translation adjustments	248	(375)	(108)	211
Change in unrealized gains (losses) on available-for-sale securities, net of tax	73	(23)	43	1
Other comprehensive income (losses)	321	(398)	(65)	212
Comprehensive income (loss)	$(23)	$18,866	$49,067	$46,479
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$304,907	$240,675
Restricted cash	1,564	4,026
Marketable securities, short-term	23,142	7,395
Accounts receivable, net of allowance for doubtful accounts and returns of $1,381 and $780, respectively	105,902	91,537
Inventories	15,137	9,402
Prepaid expenses and other current assets	33,594	31,781
Total current assets	484,246	384,816
Marketable securities, long-term	20,802	—
Property, plant and equipment, net	75,248	53,965
Goodwill	111,162	135,383
Intangible assets, net	46,817	50,022
Deferred tax assets	27,189	22,337
Other assets	2,700	2,741
Total assets	$768,164	$649,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,415	$19,265
Accrued liabilities	71,949	76,600
Deferred revenues	65,324	52,252
Total current liabilities	151,688	148,117
Other long-term liabilities	14,311	10,366
Total liabilities	165,999	158,483
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 81,784 and 78,776 issued and outstanding, respectively)	8	8
Additional paid-in capital	676,605	607,240
Accumulated other comprehensive income (loss), net	(19)	46
Accumulated deficit	(74,429)	(116,513)
Total stockholders’ equity	602,165	490,781
Total liabilities and stockholders’ equity	$768,164	$649,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		Revised*
Net profit	$49,132	$46,267
Adjustments to reconcile net profit to net cash provided by operating activities:
Deferred taxes	13,165	13,506
Depreciation and amortization	9,214	9,099
Amortization of intangibles	3,330	4,008
Stock-based compensation	15,504	14,206
Excess tax benefit from share-based payment arrangements	(18,140)	(5,988)
Impairment of goodwill	24,665	—
Other	848	(156)
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(15,460)	(16,086)
Inventories	(5,735)	(2,975)
Prepaid expenses and other assets	(1,620)	522
Accounts payable	(3,888)	3,748
Accrued and other long-term liabilities	(669)	5,504
Deferred revenues	12,674	10,836
Net cash provided by operating activities	83,020	82,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	2,462	—
Purchase of property, plant and equipment	(31,485)	(21,029)
Acquisition, net of cash acquired	—	(186,920)
Purchase of marketable securities	(53,862)	—
Maturities of marketable securities	17,363	8,842
Other assets	(126)	(190)
Net cash used in investing activities	(65,648)	(199,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40,194	19,882
Common stock repurchase	(9,796)	—
Excess tax benefit from share-based payment arrangements	18,140	5,988
Employees’ taxes paid upon the vesting of restricted stock units	(1,719)	(1,481)
Net cash provided by financing activities	46,819	24,389
Effect of foreign exchange rate changes on cash and cash equivalents	41	(18)
Net increase (decrease) in cash and cash equivalents	64,232	(92,435)
Cash and cash equivalents, beginning of the period	240,675	294,664
Cash and cash equivalents, end of the period	$304,907	$202,229
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
*See Note 1 of Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three and nine months ended September 30, 2012 and 2011, our comprehensive income for the three and nine months ended September 30, 2012 and 2011, our financial position as of September 30, 2012 and our cash flows for the nine months ended September 30, 2012 and 2011. The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from the December 31, 2011 audited financial statements.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the third quarter of 2012, we determined that we had not correctly recognized the excess tax benefits related to stock-based awards in the first, second, and third quarters of 2011 and the first quarter of 2012.
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we evaluated the materiality of the errors from qualitative and quantitative perspectives, and evaluated the quantified errors under both the iron curtain and the roll-over methods. We concluded that the errors were not material to the financial statements for the first, second and third quarters of 2011 and the first quarter of 2012. We have revised the presentation of the statement of cash flows for the third quarter of 2011 and we will revise the presentation of the first quarter of 2012 statement of cash flows in future periods.
The following tables summarize the effects of the revision on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Cash Flows. The revision did not impact our Condensed Consolidated Statement of Operations for any of the applicable periods.

Balance Sheets

	March 31, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$38,024	$2,068	$40,092
Total assets	496,982	2,068	499,050
Additional paid-in capital	563,878	2,068	565,946
Total stockholders' equity	402,105	2,068	404,173

	June 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$28,546	$5,374	$33,920
Total assets	547,049	5,374	552,423
Additional paid-in capital	580,274	5,374	585,648
Total stockholders' equity	429,782	5,374	435,156

	September 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$22,945	$5,988	$28,933
Total assets	585,920	5,988	591,908
Additional paid-in capital	588,501	5,988	594,489
Total stockholders' equity	456,876	5,988	462,864

	March 31, 2012
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$17,612	$8,043	$25,655
Total assets	670,436	8,043	678,479
Additional paid-in capital	619,991	8,043	628,034
Total stockholders' equity	523,022	8,043	531,065

Cash flows

	Three Months Ended March 31, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$17,248	$(2,068)	$15,180
Net cash provided by financing activities	3,749	2,068	5,817
Net increase cash and cash equivalents	13,944	—	13,944

	Six Months Ended June 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$46,944	$(5,374)	$41,570
Net cash provided by financing activities	15,128	5,374	20,502
Net increase (decrease) cash and cash equivalents	(126,057)	—	(126,057)

	Nine Months Ended September 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$88,479	$(5,988)	$82,491
Net cash provided by financing activities	18,401	5,988	24,389
Net increase (decrease) cash and cash equivalents	(92,435)	—	(92,435)

	Three Months Ended March 31, 2012
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$15,424	$(8,043)	$7,381
Net cash provided by financing activities	6,248	8,043	14,291
Net increase (decrease) in cash and cash equivalents	(16,314)	—	(16,314)

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC 220): Presentation of Comprehensive Income.” This accounting standard update eliminated the option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate statements. The standard is effective for the year beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 as a separate statement in our condensed consolidated financial statement.

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

In July 2012, FASB issued ASU 2012-2, "Intangibles—Goodwill and Other (ASC 350): Testing Indefinite-Lived Intangible Assets for Impairment." This accounting standard update applies to long-lived intangible assets, other than goodwill, that are not subject to amortization on the basis that they have indefinite useful lives. This standard is intended to simplify impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis is necessary. Under the new standard, a company will not be required to calculate the fair value of the intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test must be completed; otherwise, the asset is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment of the asset). The amended impairment guidance does not affect the manner in which fair value is determined. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard in the third quarter of 2012, and the adoption of this standard did not have an impact on our condensed consolidated financial statements as we do not have any indefinite-lived intangible assets other than goodwill.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

Short-term

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$5,197	$1	$—	$5,198
Corporate bonds	15,741	12	(4)	15,749
Foreign bonds	2,190	5	—	2,195
Total	$23,128	$18	$(4)	$23,142

Long-term

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,758	$24	$(1)	$16,781
Foreign bonds	4,012	10	(1)	4,021
Total	$20,770	$34	$(2)	$20,802

Short-term

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,135	$—	$(1)	$4,134
Foreign bonds	1,248	—	(5)	1,243
Agency bonds	2,015	3	—	2,018
Total	$7,398	$3	$(6)	$7,395

For the three and nine months ended September 30, 2012 and 2011, no significant gains or losses were realized on the sale of marketable securities. We had no long-term investments as of December 31, 2011.

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

Our Level 1 assets consist of money market funds. We did not hold any Level 1 liabilities as of September 30, 2012.

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

We did not hold any Level 2 liabilities as of September 30, 2012.

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

We did not hold any Level 3 assets or liabilities as of September 30, 2012.

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$119,787	$119,787	$—
Commercial paper	2,550	—	2,550
Short-term investments:
Commercial paper	5,198	—	5,198
Corporate bonds	15,749	—	15,749
Foreign bonds	2,195	—	2,195
Long-term investments:
Corporate bonds	16,781	—	16,781
Foreign bonds	4,021	—	4,021
Other assets:
Israeli severance funds	1,933	—	1,933
	$168,214	$119,787	$48,427

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,897	$86,897	$—
Short-term investments:
Corporate bonds	4,134	—	4,134
Foreign bonds	1,243	—	1,243
Agency bonds	2,018	—	2,018
Other assets:
Israeli severance funds	1,859	—	1,859
	$96,151	$86,897	$9,254

Note 3. Balance Sheet Components

Inventories

Inventories are comprised of (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$4,445	$4,542
Work in process	3,396	2,486
Finished goods	7,296	2,374
	$15,137	$9,402

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products. During the first three quarters of 2012, we increased our production volumes of our intra-oral scanners in anticipation of our move to a new facility in Israel which was completed in October 2012.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll and benefits	$34,352	$41,827
Accrued sales rebate	8,501	8,358
Accrued sales tax and value added tax	6,360	7,052
Unclaimed merger consideration	1,564	4,026
Accrued warranty	4,130	3,177
Accrued sales and marketing expenses	2,681	3,508
Accrued accounts payable	2,991	3,048
Accrued professional fees	2,165	654
Customer deposits	2,792	206
Accrued income taxes	461	426
Other	5,952	4,318
Total	$71,949	$76,600

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

The following table reflects the change in our warranty accrual during the nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$3,177	$2,607
Charged to cost of revenues	3,647	2,601
Assumed warranty from Cadent	—	350
Actual warranty expenditures	(2,694)	(2,285)
Balance at end of period	$4,130	$3,273

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

Goodwill of $135.3 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of the goodwill is deductible for tax purposes. In connection with the acquisition, we allocated approximately $77.3 million of the goodwill from the Cadent acquisition to our Scanner and CAD/CAM Services ("SCCS") reporting unit and approximately $58.0 million to our Clear Aligner reporting unit based on the expected relative synergies generated by the acquisition. In the third quarter of 2012, we determined that there were sufficient indicators of a potential impairment to the goodwill attributed to the SCCS reporting unit, therefore we conducted step one of the goodwill impairment analysis and concluded that the goodwill was impaired.  Based on our preliminary analysis, we recorded an estimate of $24.7 million for the SCCS goodwill impairment charge. We expect to finalize step 2 of our goodwill impairment analysis and record any change from our estimate, if necessary, during the fourth quarter of 2012. See Note 5 for discussion of our goodwill impairment in the third quarter of 2012.

For the three and nine months ended September 30, 2012, Cadent contributed net revenues of approximately $9.8 million and $33.5 million and gross profit of approximately $2.0 million and $8.6 million, respectively. During the period of May 2011 through September 2011, Cadent contributed net revenues of approximately $18.1 million and gross profit of approximately $4.6 million. Sales, marketing, development and administrative activities for our Clear Aligner and SCCS reporting units were integrated during the post-acquisition period, therefore the operating results below gross profit are not available.

The following table presents the results of Align and Cadent for three and nine months ended September 30, 2011, on a proforma basis, as though the companies had been combined as of January 1, 2011. The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2011 or of results that may occur in the future (in thousands):

	Proforma Net Revenues and Net Profit Three Months Ended September 30,	Proforma Net Revenues and Net Profit Nine Months Ended September 30,
	2011	2011
Net revenues	$125,894	$363,563
Net profit	$19,264	$41,967

Note 5. Goodwill and Acquired Intangible Assets

Goodwill

The change in the carrying value of goodwill for the period ended September 30, 2012 is as follows (in thousands):

Balance as of December 31, 2011	$135,383
Adjustments to goodwill (1)	444
Impairment of goodwill	(24,665)
Balance as of September 30, 2012	$111,162
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

Impairment of Goodwill

We test our goodwill balances for impairment annually on November 30th or more frequently if indicators are present or circumstances change that suggest an impairment may exist. During the third quarter of 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis of our SCCS reporting unit. These indicators included the termination of an exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the termination of their non-exclusive distribution arrangement for iTero intra-oral scanners in North America, together with market conditions and business trends within the SCCS reporting unit. While we continue to expect revenue growth in our SCCS business, our expectations for future growth and profitability rates projected for the SCCS reporting unit are lower than our previous estimates primarily driven by overall lower than expected financial results.

As of September 30, 2012, we performed step one of the goodwill impairment test, which consists of a comparison of the fair value of the SCCS reporting unit against its carrying amount, including the goodwill allocated to it. In deriving the fair value of the SCCS reporting unit, we utilized a combination of both the income and market approach. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit's operating results and then applies an appropriate control premium. As a result of our step one analysis, we concluded that the fair value of the SCCS reporting unit was less than its carrying value, therefore, the SCCS goodwill is impaired and we must perform step two of the goodwill impairment analysis.

            Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Due to the complexity and effort required to estimate the fair value of all assets and liabilities of the reporting unit, the fair value estimates were derived from preliminary assumptions and analyses that are subject to change. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the SCCS reporting unit by an estimated $24.7 million which we recorded as impairment to goodwill in the third quarter of 2012. As of September 30, 2012, the remaining amount of goodwill associated with our SCCS reporting unit is $52.6 million. In the fourth quarter of 2012, we expect to finalize the step two analysis and, if necessary, record any change from our original estimate.

The declines expected in our SCCS reporting unit did not impact our assumptions related our Clear Aligner reporting unit, however, we will complete our annual goodwill impairment review for both reporting units as of November 30, 2012. If there are changes to our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges.

The following table summarizes goodwill by reportable segment as of September 30, 2012 and December 31, 2011 (in thousands):

	Clear Aligner	Scanner and CAD/CAM Services	Total
As of September 30, 2012	$58,543	$52,619	$111,162
As of December 31, 2011	$58,445	$76,938	$135,383

Acquired Intangible assets

In conjunction with our goodwill impairment analysis, we first tested our long-lived assets related to the SCCS reporting unit as of September 30, 2012 and, based on the undiscounted cash flows, we determined that these assets were not impaired. Information regarding our intangible assets either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Gross Carrying Amount as of September 30, 2012	Accumulated Amortization	Net Carrying Value as of September 30, 2012
Trademarks	$7,100	$(788)	$6,312
Existing technology	12,600	(1,440)	11,160
Customer relationships	33,500	(4,276)	29,224
Other	125	(4)	121
	$53,325	$(6,508)	$46,817

Amortization of the acquired existing technology is recorded in cost of revenue, while the amortization of acquired trademarks, customer relationships, and individually acquired intangible assets is included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of acquired intangible assets
In cost of net revenues	$213	$267	$706	$450
In operating expenses	870	868	2,624	1,460
Total	$1,083	$1,135	$3,330	$1,910

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2012 is as follows (in thousands):

Fiscal Year
2012 (remaining three months)	$1,134
2013	4,537
2014	4,493
2015	4,470
2016	4,470
Thereafter	27,713
Total	$46,817

Note 6. Credit Facilities

On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank. Under this revolving line of credit, we have $30.0 million of available borrowings with a maturity date of December 31, 2012. The interest rate on borrowings will range from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintain at Comerica Bank. This credit facility requires a quick ratio covenant and also requires us to maintain a minimum unrestricted cash balance of $10.0 million. Additionally, in the event our unrestricted cash deposited is less than $55.0 million, the unused facility fee will increase from 0.050% per quarter to 0.125% per quarter. As of September 30, 2012, we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 7. Commitments and Contingencies

Operating Leases

As of September 30, 2012, minimum future lease payments for non-cancelable leases are as follows (in thousands):

Fiscal Year	Operating leases
2012 (remaining three months)	$2,233
2013	7,713
2014	6,969
2015	5,741
2016	5,703
Thereafter	3,059
Total minimum lease payments	$31,418

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

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of net revenues	$446	$421	$1,365	$1,378
Sales and marketing	1,448	1,416	4,066	3,949
General and administrative	2,657	2,372	7,579	6,813
Research and development	811	745	2,494	2,066
Total stock-based compensation expense	$5,362	$4,954	$15,504	$14,206

Options

Activity for the nine month period ended September 30, 2012 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	6,190
Granted (1)	—
Exercised	(2,635)
Cancelled or expired	(29)
Outstanding as of September 30, 2012	3,526	$15.17	4.65	$76,880
Vested and expected to vest at September 30, 2012	3,483	$15.12	4.65	$76,098
Exercisable at September 30, 2012	2,788	$14.51	4.55	$62,627

The fair value of stock options granted are estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options (1):
Expected term (in years)	—	—	—	4.4
Expected volatility	—	—	—	61.0%
Risk-free interest rate	—	—	—	1.7%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$—	$—	$—	$10.87
 ______________

(1)	There were no stock options granted during the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012.

As of September 30, 2012, the total unamortized compensation cost related to stock options, net of estimated forfeitures, is $5.9 million, which we expect to recognize over a weighted average period of 1.6 years.

Restricted Stock Units (“RSUs”)

A summary of the nonvested shares for the nine months ended September 30, 2012 is as follows (in thousands, except years):

	Number of Shares Underlying RSUs	Weighted Remaining Vesting Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2011	1,208
Granted	843
Vested and released	(414)
Forfeited	(68)
Nonvested as of September 30, 2012	1,569	1.54	$58,000

As of September 30, 2012 the total unamortized compensation cost related to restricted stock units, net of estimated forfeitures, was $8.3 million, which we expect to recognize over a weighted average period of 2.6 years.

On February 20, 2012 and February 18, 2011, we granted market-performance based restricted stock units (“MSUs”) to our executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSUs initially granted.

The following table summarizes the MSU performance for the nine months ended September 30, 2012 (in thousands, except years):

	Number of Shares Underlying MSUs	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
		(in years )
Nonvested as of December 31, 2011	128
Granted	192
Vested and released	—
Forfeited	—
Nonvested as of September 30, 2012	320	1.79	$11,851

As of September 30, 2012, we expect to recognize $1.7 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) to replace the 2001 Purchase Plan. The terms and features of the 2010 Purchase Plan are substantially the same as the 2001 Purchase Plan and will continue until terminated by either the Board or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of September 30, 2012, there remains 1,899,845 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	48.0%	44.9%	49.7%	43.2%
Risk-free interest rate	0.2%	0.3%	0.2%	0.4%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$11.99	$7.46	$11.10	$7.29

As of September 30, 2012, we expect to recognize $1.2 million of the total unamortized compensation cost related to employee purchases over a weighted average period of 1.0 year.

Note 9. Common Stock Repurchase Program

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock. Purchases under the stock repurchase program may be made from time to time in the open market. During the third quarter of 2012, we repurchased approximately 0.2 million shares of common stock at an average price of $34.15 per share for an aggregate purchase price of approximately $7.3 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $1.9 million and increased accumulated deficit by $5.4 million. All repurchased shares were retired.

Note 10. Accounting for Income Taxes

During the third quarter of fiscal 2012, the amount of gross unrecognized tax benefits increased by $0.2 million primarily due to current period exposures. The total amount of unrecognized tax benefits was $19.3 million as of September 30, 2012, all of which would impact our effective tax rate if recognized. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We are subject to taxation in the U.S., various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. We are currently under audit in Israel for tax years 2006 through 2009. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

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

The following table sets forth the computation of basic and diluted net profit per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2011	2012	2011
Numerator:
Net profit (loss)	$(344)	$19,264	$49,132	$46,267
Denominator:
Weighted-average common shares outstanding, basic	81,437	78,455	80,356	77,735
Dilutive effect of potential common stock	—	1,811	2,660	2,305
Total shares, diluted	81,437	80,266	83,016	80,040
Net profit (loss) per share, basic	$(0.00)	$0.25	$0.61	$0.60
Net profit (loss) per share, diluted	$(0.00)	$0.24	$0.59	$0.58

For the three and nine months ended September 30, 2012, stock options, RSUs, MSUs and our employee stock purchase plan totaling 2.5 million and 0.1 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

For the three and nine months ended September 30, 2011, stock options, RSUs, MSUs and our employee stock purchase plan totaling 1.9 million and 1.8 million, respectively, were excluded from diluted net profit per share because of their anti-dilutive effect.

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

We have grouped our operations into two reportable segments which are also our reporting units: Clear Aligner segment and SCCS segment.

•
Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera retainers, along with our training and ancillary products for treating malocclusion.

•
Our SCCS segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanners, iOC scanners, and OrthoCAD services.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2012	2011	2012	2011
Clear Aligner	$126,725	$114,278	$383,722	$332,781
Scanners and CAD/CAM Services (1)	9,771	11,616	33,479	18,055
Total	$136,496	$125,894	$417,201	$350,836
Gross profit
Clear Aligner	$98,334	$89,813	$301,340	$261,143
Scanners and CAD/CAM Services (1)	2,016	2,557	8,570	4,590
Total	$100,350	$92,370	$309,910	$265,733
	As of September 30, 2012	As of December 31, 2011
Total Assets including goodwill
Clear Aligner	$583,832	$469,084
Scanners and CAD/CAM Services	184,332	180,180
Total	$768,164	$649,264
Goodwill
Clear Aligner	$58,543	$58,445
Scanners and CAD/CAM Services	52,619	76,938
Total	$111,162	$135,383
______________

(1)	The SCCS (Scanner and CAD/CAM Services) segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect activity since that date.

In the third quarter of 2012, we determined that there were sufficient indicators of a potential impairment to the goodwill attributed to the SCCS reporting unit, therefore we conducted step one of the goodwill impairment analysis and concluded that the goodwill was impaired.  Based on our preliminary analysis, we recorded an estimate of $24.7 million for the SCCS goodwill impairment charge. We expect to finalize step 2 of our goodwill impairment analysis and record any change from our estimate, if necessary, during the fourth quarter of 2012. See Note 5 for discussion of our goodwill impairment in the third quarter of 2012.

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues (1):
United States	$105,173	$93,925	$319,269	$263,047
the Netherlands	28,335	27,583	90,242	79,734
Other international	2,988	4,386	7,690	8,055
Total net revenues	$136,496	$125,894	$417,201	$350,836
	As of September 30, 2012	As of December 31, 2011
Long-lived assets:
United States	$58,614	$45,720
the Netherlands	4,791	1,726
Other international	14,542	9,261
Total long-lived assets	$77,947	$56,707
______________

(1)	Net Revenues are attributed to countries based on location of where revenue is recognized.

Note 13. Exit Activities

In October 2012, we completed the consolidation of our CAD/CAM services and intra-oral scanner-related activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating costs. All existing intra-oral scanner research and development and manufacturing operations remain in Or Yehuda, Israel. The transition included the following activities:

•	Consolidation of customer care for CAD/CAM services and intra-oral scanners into our existing shared services organization in San Jose, Costa Rica;

•	Transition of CAD/CAM services and intra-oral scanner distribution and repair to our Treat operations in San Jose, Costa Rica and our new manufacturing facility in Juarez, Mexico; and

•	Consolidation of accounting and finance functions at our corporate headquarters in San Jose, California.
The consolidation of our New Jersey operations, which began in the fourth quarter of 2011, resulted in a total reduction of 119 full time headcount in Carlstadt, New Jersey. With the New Jersey consolidation completed, we expect to realize annualized net savings of approximately $4.0 million per year.

Activity and liability balances related to this exit activity during the first three quarters of 2012 are as follows (in thousands):

Severance and Benefits
Balance at December 31, 2011	$1,010
Exit cost incurred during the period	780
Cash payments	(1,729)
Balance at September 30, 2012	$61

During the first three quarters of 2012, we incurred approximately $0.8 million in exit costs of which approximately $0.5 million were recorded in our cost of net revenues and $0.3 million in operating expenses.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Cadent Holdings, Inc. (“Cadent”) acquisition, our expectations to increase our investment in manufacturing capacity, our expectation on the timing and amount of the impairment charge related to our Scanner and CAD/CAM Services ("SCCS") reporting unit, our expectations regarding the continued expansion of our international markets, the timing of our plans and transition into our new manufacturing facilities, the anticipated number of new doctors trained and their impact on volumes, our expectations regarding the International Scanner and CAD/CAM Services revenues, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Align Technology, Inc. is a global medical device company that pioneered the invisible orthodontics market with the introduction of the Invisalign system in 1999. Today, we are focused on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide. Our international headquarters are located in Amsterdam, the Netherlands. We have two operating segments: (1) Clear Aligner, known as the Invisalign system; and (2) Scanner and CAD/CAM Services ("SCCS"), known as iTero and iOC intra-oral scanners and OrthoCAD services.

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

The Invisalign system is offered in more than 45 countries and has been used to treat more than 2.0 million patients. Our iTero and iOC intra-oral scanners are available in over 25 countries and provide dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,800 dental labs worldwide.

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

In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2012 and beyond, which are updated below:

•
Product innovation and clinical effectiveness. We believe feature innovations introduced in Invisalign G3 and Invisalign G4 are important contributors to the increased utilization across our channels worldwide. Additionally, due to the higher number of complex malocclusion cases in international markets compared to North America, we believe the international launches of Invisalign G3 in May 2011 and Invisalign G4 in November 2011 were important for continued growth both in our existing international markets and to support our expansion in new markets like China. We expect that these innovations, as well as the recently announced introduction of SmartTrack, a proprietary, custom engineered, aligner material, designed to deliver gentle, more constant force to improve control of tooth movements with Invisalign clear aligner treatment, will build on the success we have seen with Invisalign G3/G4 and encourage even greater confidence and adoption in our customers’ practices. Additionally, with the introduction of new software features to the iOC and iTero intra-oral scanners along with Invisalign interoperability, we believe that over the long-term these types of product and clinical innovations will increase adoption of Invisalign and increase sales of our intra-oral scanners. However, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Investments to Increase Manufacturing Capacity. We are currently transitioning from our existing clear aligner manufacturing facility in Juarez, Mexico into our new 150,000 square foot facility purchased in September 2011, which is also located in Juarez, Mexico. Although the lease on our existing facility expires in July 2013, we will likely continue to perform a small portion of our manufacturing process at this facility beyond this date. In addition, in October 2012, we completed the transition of our intra-oral scanner research and development and manufacturing operations in Or Yehuda, Israel into a new, larger facility in the same city. Our ability to plan, construct and equip manufacturing facilities is subject to significant risk and uncertainty, including delays and cost overruns. If the opening of manufacturing facilities is significantly delayed for any reason, or if demand for our product in 2012 exceeds our current expectations, or if the timing of receipt of case product orders during a given quarter is different from our expectations, we may not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business.

•
Consolidation of New Jersey Operations. In October 2012, we completed the consolidation of our CAD/CAM services and intra-oral scanner-related activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating costs. All existing intra-oral scanner research and development and manufacturing operations remain in Or Yehuda, Israel. The transition included the following activities:

•	Consolidation of customer care for CAD/CAM services and intra-oral scanners into our existing shared services organization in San Jose, Costa Rica;

•	Transition of CAD/CAM services and intra-oral scanner distribution and repair to our Treat operations in San Jose, Costa Rica and our new manufacturing facility in Juarez, Mexico; and

•	Consolidation of accounting and finance functions at our corporate headquarters in San Jose, California.
The consolidation of our New Jersey operations, which began in the fourth quarter of 2011, resulted in a total reduction of 119 full time headcount in Carlstadt, New Jersey. As part of this consolidation, we incurred costs for severance of approximately $1.9 million, of which approximately $1.1 million was realized in 2011 and $0.8 million over the first three quarters of 2012.  With the New Jersey consolidation completed, we expect to realize annualized net savings of approximately $4.0 million per year. In the course of creating a more integrated business, we have recently experienced lower service levels in our SCCS business negatively impacting our customer-facing functions such as customer service and technical support. We are committed to improving customer service levels, however if these issues persist, our financial results may be affected. See Part II, Item 1A— “Risk Factors” for risks related to the Consolidation of New Jersey Operations”.

•
Invisalign Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the previous 11 quarters are as follows:

_____________
*Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the third quarter of 2012 decreased slightly to 4.2 cases per doctor compared to 4.3 cases in the second quarter driven primarily by the decrease in utilization by our North American General Practitioner ("GP") customers from 3.1 to 2.9 cases per doctor. This decrease by our North American GP customers reflects a decline in the number of cases shipped across all levels of GP submitters, in particular our mid-to-high volume GPs, while utilization among our North American orthodontist customers and our International customers remained relatively flat. We believe that this is due in part to more doctors being out of the office for summer vacation and holidays.  Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

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

•
Number of new Invisalign doctors trained. We continue to expand our Invisalign customer base through training new doctors. In 2012, we expect to train approximately 6,500 orthodontists and GPs in North America and internationally, which is 500 doctors more than we trained in 2011.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expansion into new markets. In the third quarter of 2012, Clear Aligner International case volumes increased 20.6% compared to the same quarter in 2011, driven primarily by growth in our direct business in Europe as well as by continued strong performance by our distribution partners. Although sales through our distribution partners represented 8% of total worldwide case shipments in the third quarter of 2012, sales through our distributors, particularly our partner covering the Asia

Pacific region, continued to grow at a faster rate than direct sales in other international geographic regions and we expect this trend to continue in the near term. Based on the continued progress in the Asia Pacific region, we expect to revert to a direct sales model in this region beginning in second quarter of 2013. Therefore, we will not renew our distribution agreement when it expires in April 2013. In order to ensure a seamless transition and continuity of business for the customers impacted by this change, we expect to incur additional operating expenses during the fourth quarter of 2012 and the first quarter of 2013. After the transition in the second quarter of 2013, we will begin to recognize direct sales at our full average sales price, rather than at the discounted average sales price under the terms of the distribution agreement. While we believe that we will quickly gain revenue and contribution margin leverage, we may experience difficulties in achieving the anticipated financial benefits of this transaction.

•
International SCCS. In the third quarter of 2012, International SCCS revenue declined significantly from the same quarter in 2011. In October 2012, we reached a mutual agreement to terminate the exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the non-exclusive distribution agreement for iTero intra-oral scanners in North America. The global market for restorative dentistry is far more fragmented and complex than orthodontics with hundreds of thousands of labs, suppliers, general dentists and specialists. In Europe, adoption of digital restorative technology has been slowed due to challenging economic conditions and reluctance to invest in capital equipment. In view of these conditions, we have decided to market iTero on a more limited basis directly in Europe focusing on our existing Invisalign customers and pursue global scanner sales on a more opportunistic basis. We expect our International SCCS revenues in the fourth quarter of 2012 will be flat compared to the third quarter and will again consist primarily of CAD/CAM services revenues. Straumann will continue to offer first-level equipment support in Europe for at least the next 12 months, after which full responsibility for regional customer service will transfer to Align. The two companies are currently working together on plans for a smooth transition and will communicate details to customers as soon as they are finalized. Our direct sales model remains unchanged in North America where most of the SCCS revenue is generated.

•
Goodwill Impairment. During the third quarter of 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis of our SCCS reporting unit. These indicators included the termination of the distribution arrangement with Straumann for iTero intra-oral scanners in Europe and North America, together with market conditions and business trends within the SCCS reporting unit. While we continue to expect revenue growth in our SCCS business, our expectations for future growth and profitability rates projected for the SCCS reporting unit are lower than our previous estimates primarily driven by overall lower than expected financial results. As of September 30, 2012, we concluded that the fair value of the SCCS reporting unit was less than its carrying value, therefore, the SCCS goodwill is impaired and we must perform step two of the goodwill impairment analysis. Due to the complexity and the effort required in the step two analysis, the fair value estimates were derived from preliminary assumptions and analyses that are subject to change. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the SCCS reporting unit by an estimated $24.7 million which we recorded as impairment to goodwill in the third quarter of 2012. In the fourth quarter of 2012, we expect to finalize the step two analysis and, if necessary, record any change from our original estimate. More information regarding our goodwill impairment, including a description of steps one and two of the analysis, and the approaches taken in the analysis of goodwill, can be found in Note 5 of the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

•
Increase in Invisalign Selling Price. In recent years, we have significantly increased investment in research and development-resulting in product innovations such as Invisalign G3, Invisalign G4 and SmartTrack material. We have also continued to increase our consumer advertising spending to drive more patient demand. In addition, beginning January 1, 2013, the Federal Government will impose a new excise tax on medical device manufacturers, and Invisalign clear aligners are considered a taxable medical device. As a result of this new tax and our continued investments in R&D and consumer advertising, we are increasing Invisalign pricing by $26.00 to $50.00 per case, effective January 1, 2013. The prices for Invisalign Teen, Invisalign retainers, and Vivera retainers will remain unchanged.

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
Recent Developments
Hurricane Sandy
On October 29, 2012, Hurricane Sandy made landfall in New Jersey causing damage across large portions of the Mid-Atlantic, Northeastern, and Midwestern United States. Hurricane Sandy caused damage and business interruption to many of our customers in these regions.  We are in the early stages of assessing the customer impacts of the storm, and we are, therefore, unable to estimate its full financial and operational impact.

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

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our Scanner and CAD/CAM Services segment by region and product for the three and nine months ended September 30, 2012 and 2011 as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Clear Aligner:	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
Region and Channel
North America
Ortho	$43.1	$37.5	$5.6	14.9%	$128.7	$109.5	$19.2	17.5%
GP	46.4	42.2	4.2	10.0%	140.7	124.1	16.6	13.4%
Total North America	89.5	79.7	9.8	12.3%	269.4	233.6	35.8	15.3%
International	29.7	28.3	1.4	4.9%	92.3	81.4	10.9	13.4%
Invisalign non-case revenues	7.5	6.3	1.2	19.0%	22.0	17.7	4.3	24.3%
Total	$126.7	$114.3	$12.4	10.8%	$383.7	$332.7	$51.0	15.3%
Product
Invisalign Full	$80.3	$75.1	$5.2	6.9%	$251.3	$222.8	$28.5	12.8%
Invisalign Express/Lite	12.8	10.5	2.3	21.9%	38.2	31.7	6.5	20.5%
Invisalign Teen	19.1	15.4	3.7	24.0%	50.7	40.1	10.6	26.4%
Invisalign Assist	7.0	7.0	—	—%	21.5	20.4	1.1	5.4%
Invisalign non-case revenues	7.5	6.3	1.2	19.0%	22.0	17.7	4.3	24.3%
Total	$126.7	$114.3	$12.4	10.8%	$383.7	$332.7	$51.0	15.3%
Scanners and CAD/CAM Services (1):
Region
North America	$9.4	$9.1	$0.3	3.3%	$32.3	$14.4	$17.9	124.3%
International	0.4	2.5	(2.1)	(84.0)%	1.2	3.7	(2.5)	(67.6)%
Total	$9.8	$11.6	$(1.8)	(15.5)%	$33.5	$18.1	$15.4	85.1%
Product
Scanners	$4.0	$5.4	$(1.4)	(25.9)%	$15.4	$8.2	$7.2	87.8%
CAD/CAM Services	5.8	6.2	(0.4)	(6.5)%	18.1	9.9	8.2	82.8%
Total	$9.8	$11.6	$(1.8)	(15.5)%	$33.5	$18.1	$15.4	85.1%
Total Revenue	$136.5	$125.9	$10.6	8.4%	$417.2	$350.8	$66.4	18.9%
______________

(1)	The Scanners and CAD/CAM Services segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect activity since that date.

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the three and nine months ended September 30, 2012 and 2011 as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region and Channel	2012	2011	Net Change	% Change	2012	2011	Net Change	% Change
North America:
Ortho	35.9	30.1	5.8	19.3%	103.5	85.5	18.0	21.1%
GP	34.7	31.1	3.6	11.6%	105.0	90.1	14.9	16.5%
Total North American Invisalign	70.6	61.2	9.4	15.4%	208.5	175.6	32.9	18.7%
International Invisalign	21.9	18.2	3.7	20.3%	64.5	51.2	13.3	26.0%
Total Invisalign case volume	92.5	79.4	13.1	16.5%	273.0	226.8	46.2	20.4%
Product
Invisalign Full	57.4	51.4	6.0	11.7%	177.0	150.6	26.4	17.5%
Invisalign Express/Lite	14.6	11.0	3.6	32.7%	42.8	32.8	10.0	30.5%
Invisalign Teen	15.3	11.7	3.6	30.8%	37.1	28.2	8.9	31.6%
Invisalign Assist	5.2	5.3	(0.1)	(1.9)%	16.1	15.2	0.9	5.9%
Total Invisalign case volume	92.5	79.4	13.1	16.5%	273.0	226.8	46.2	20.4%

Total net revenues increased by $10.6 million and $66.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the same period in 2011 primarily as a result of worldwide volume growth across all Clear Aligner customer channels and products. For the nine months ended September 30, 2012, increase in revenue was also attributed to the addition of our SCCS segment resulting from the acquisition of Cadent in April 2011.

Clear Aligner

In the three and nine months ended September 30, 2012, Clear Aligner North America net revenues increased by 12.3% and 15.3%, respectively, compared to the same period in 2011. The growth was primarily driven by volume growth across all products and customer channels partially offset by lower average selling price (“ASPs”), as a result of an overall increase in our volume rebates, promotional discounts and deferred revenues.

In the three and nine months ended September 30, 2012, Clear Aligner International net revenues increased by 4.9% and 13.4%, respectively, compared to the same period in 2011, driven primarily by volume growth across all products, partially offset by lower ASPs due to an unfavorable Euro exchange rate against the U.S. dollar, an increase in discounts and distributor mix.

Other non-case revenues, consisting of training fees and sales of ancillary products, increased 19.0% and 24.3% for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011 primarily due to increased sales of Vivera and training revenue in North America and International.

Scanner and CAD/CAM Services

The SCCS segment was created when we acquired Cadent on April 29, 2011 and the financial results of Cadent have been included in this segment since the acquisition date. SCCS revenue decreased 15.5% and increased 85.1% for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011. The revenue decrease for the three months ended September 30, 2012 was primarily driven by reduction in scanner volume in International slightly offset by volume growth in North America. The revenue increase for the nine months ended September 30, 2012 was primarily due to the inclusion of Cadent for nine months in 2012 compared to five months in the prior year.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Clear Aligner
Cost of net revenues	$28.4	$24.4	$4.0	$82.4	$71.6	$10.8
% of net segment revenues	22.4%	21.4%		21.5%	21.5%
Gross profit	$98.3	$89.9	$8.4	$301.3	$261.1	$40.2
Gross margin %	77.6%	78.6%		78.5%	78.5%
Scanner and CAD/CAM Services (1)
Cost of net revenues	$7.8	$9.1	$(1.3)	$24.9	$13.5	$11.4
% of net segment revenues	79.4%	78.5%		74.4%	74.6%
Gross profit	$2.0	$2.5	$(0.5)	$8.6	$4.6	$4.0
Gross margin %	20.6%	21.5%		25.6%	25.4%
Total cost of net revenues	$36.2	$33.5	$2.7	$107.3	$85.1	$22.2
% of net revenues	26.5%	26.6%		25.7%	24.3%
Gross profit	$100.3	$92.4	$7.9	$309.9	$265.7	$44.2
Gross margin %	73.5%	73.4%		74.3%	75.7%
______________

(1)	The Scanners and CAD/CAM services segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect activity since that date.

Cost of net revenues for our Clear Aligner and SCCS includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation expense.

Clear Aligner

Gross margin decreased slightly for the three months ended September 30, 2012 compared to the same period in 2011 reflecting lower ASPs for our Clear Aligner products primarily driven by an increase in our volume rebate and other promotions.

Gross margin remained consistent for the nine months ended September 30, 2012 compared to the same period in 2011. Gross margin benefited from higher sales volume and increased cost absorption during the first three quarters of 2012 and was offset by lower ASPs.

Scanner and CAD/CAM Services

Gross margin decreased for the three months ended September 30, 2012 compared to the same period in 2011 largely due to higher excess and obsolescence charges related to raw materials as well as excess training capacity during the third quarter of 2012.

Gross margin remained consistent for nine months ended September 30, 2012 compared to the same period in 2011 largely due to improvements in cost absorption from higher production volumes. These improvements were offset by the increase in our training personnel for our scanner products which reflected a full nine month impact in 2012 compared to only five months in 2011 as the acquisition of Cadent was completed on April 29, 2011.

Sales and marketing (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Sales and marketing	$36.5	$34.7	$1.8	$114.3	$106.1	$8.2
% of net revenues	26.7%	27.5%		27.4%	30.2%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, expenses for trade shows and industry events, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended September 30, 2012 increased compared to the same period in 2011 primarily due to higher advertising, media, product marketing, and industry event costs of approximately $1.8 million. We also incurred higher payroll and payroll-related costs of approximately $0.7 million. These costs were partially offset by lower clinical education costs of approximately $0.9 million largely as a result of the North America Invisalign Summit which was held during the third quarter of 2011 but not in 2012.

Our sales and marketing expense for the nine months ended September 30, 2012 increased compared to the same period in 2011 primarily due to higher payroll and payroll-related costs of approximately $5.6 million primarily attributed to the inclusion of Cadent's headcount during the full nine months of the 2012 compared to only five months during same period in 2011 as the acquisition was completed in April 2011. Additionally, we incurred higher advertising and media costs of approximately $4.3 million. These expenses were partially offset by lower clinical education costs of approximately $1.8 million primarily because of the European Invisalign Summit which was held during the second quarter of 2011 but not 2012, and the North American Invisalign Summit which was held during the third quarter of 2011 but not in 2012.

General and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
General and administrative	$23.9	$21.6	$2.3	$68.7	$66.7	$2.0
% of net revenues	17.5%	17.2%		16.5%	19.0%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense increased for the three months ended September 30, 2012 compared to the same period in 2011 largely due to higher legal fees of approximately $2.4 million as well as higher payroll expense of $0.7 million resulting from annual compensation adjustments and an increase in headcount. These costs were partially offset by lower exit costs related to our SCCS activities in New Jersey of approximately $0.6 million.

General and administrative expense increased for the nine months ended September 30, 2012 compared to the same period in 2011 due to higher facility related costs of approximately $1.9 million as a result of the inclusion of Cadent's operations for the full nine months in 2012 compared to only five months during same period in 2011. We also incurred higher payroll costs of $1.8 million mainly due to our annual compensation adjustments and an increase in headcount. These increases were partially offset by lower amortization expense of approximately $2.1 million related to our non-compete agreements which was fully amortized by the end of the third quarter of 2011.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Research and development	$10.0	$8.9	$1.1	$31.2	$27.6	$3.6
% of net revenues	7.3%	7.1%		7.5%	7.9%

Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, conducting clinical and post-marketing trials and stock-based compensation expense.

Research and development expense increased during the three months ended September 30, 2012, compared to the same period in 2011 mostly due to higher payroll costs of approximately $0.6 million resulting from annual compensation adjustments as well as higher outside consulting, facility, and research material expenses of approximately $0.4 million.

Research and development expense increased during the nine months ended September 30, 2012, compared to the same period in 2011 mostly due to higher payroll and payroll-related costs of approximately $3.6 million which was largely attributed to the inclusion of Cadent's headcount for full nine months in 2012 compared to only five months during same period in 2011.

Impairment of goodwill (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Impairment of goodwill	$24.7	$—	$24.7	$24.7	$—	$24.7
% of net revenues	18.1%	—%		5.9%	—%

During the third quarter of 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis of our SCCS reporting unit. We have completed step one of the goodwill impairment test, concluded that the SCCS goodwill is impaired and are in process of preparing step two of the goodwill impairment analysis. Due to the complexity and effort required to estimate the fair value of all assets and liabilities of the reporting unit as required in the step two analysis, the fair value estimates were derived from preliminary assumptions and analyses that are subject to change. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the SCCS reporting unit by an estimated $24.7 million, which we recorded as impairment to goodwill in the third quarter of 2012. In the fourth quarter of 2012, we expect to finalize the step two analysis and if necessary, record any change from our original estimate. There were no such impairments in the three and nine months ended September 30, 2011.

Amortization of acquired intangible assets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Amortization of acquired intangible assets	$0.9	$0.9	$—	$2.6	$1.5	$1.1
% of net revenues	0.6%	0.7%		0.6%	0.4%

Amortization of acquired intangible assets related to operating expense for the three months ended September 30, 2012 compared same period in 2011 remained consistent.

Amortization of acquired intangible assets increased for the nine months ended September 30, 2012 compared to the same period in 2011 reflecting a full nine months of amortization expense in 2012 related to the Cadent acquisition in April 2011 compared to only five months during same periods in 2011.

Interest and other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Interest income	$0.2	$0.1	$0.1	$0.6	$0.4	$0.2
Other income (expense), net	(0.6)	(0.2)	(0.4)	(1.2)	(0.7)	(0.5)
Total interest income and other income (expense), net	$(0.4)	$(0.1)	$(0.3)	$(0.6)	$(0.3)	$(0.3)

Interest and other income (expense), net, includes interest income earned on cash and investment balances, foreign currency translation gains and losses, and other miscellaneous charges.

Interest income for the three and nine months ended September 30, 2012 were relatively consistent compared to the same periods in 2011. Other expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 increased reflecting higher foreign exchange losses.

Income tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Provision for income taxes	$4.5	$6.9	$(2.4)	$18.8	$17.3	$1.5

Our effective tax rate was 108.3% and 26.5% for the three months ended September 30, 2012 and 2011, respectively, and 27.6% and 27.2% for the nine months ended September, 2012 and 2011, respectively.

The effective tax rate for the three months ended September 30, 2012 increased compared to the same period in 2011 primarily as a result of the non-deductible goodwill impairment charge of $24.7 million recorded during the third quarter of 2012.

Our effective tax rate for the three months ended September 30, 2012, excluding the effect of this non-deductible goodwill impairment charge, would have been 15.6% which is still lower compared to the same period in 2011 due to a discrete income tax benefit recorded during the current quarter in order to adjust taxes provided for the prior year U.S. tax return.

Our effective tax rate for the nine months ended September 30, 2012 differs from the statutory federal income tax rate of 35% due to non-deductible expenses and certain foreign earnings, primarily Costa Rica, which are subject to a lower tax rate.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets (“DTAs”).

Our valuation allowance of $20.2 million is mostly related to capital loss and foreign net operating loss carryforwards as of September 30, 2012 because we cannot forecast sufficient future capital gains or foreign source income to realize these DTAs. These capital loss carryforwards and net operating losses will result in an income tax benefit if and when we conclude it is more likely than not that the related DTAs will be realized.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of September 30, 2012 and December 31, 2011, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	September 30 , 2012	December 31, 2011
Cash and cash equivalents	$304,907	$240,675
Marketable securities, short-term	23,142	7,395
Marketable securities, long-term	20,802	—
Total	$348,851	$248,070

Cash flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash flow provided by (used in) :
Operating activities	$83,020	$82,491
Investing activities	(65,648)	(199,297)
Financing activities	46,819	24,389
Effects of exchange rate changes on cash and cash equivalents	41	(18)
Net increase (decrease) in cash and cash equivalents	$64,232	$(92,435)

As of September 30, 2012 we had $348.9 million of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, and foreign bonds.

As of September 30, 2012, approximately $110.5 million of cash was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. Such earnings that are intended to be permanently reinvested outside of the U.S. are not subject to U.S. income taxation.

Operating Activities

For the nine months ended September 30, 2012, cash flows from operations of $83.0 million resulted primarily from our net profit of approximately $49.1 million and the following reasons:

Non-cash activities

•	Deferred taxes were $13.2 million primarily due to the utilization of our deferred tax assets.

•
Depreciation, amortization, and the amortization of intangibles were $12.5 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition as well as the additional fixed assets that were placed into service in our new Juarez facility during the first half of 2012.

•	Stock-based compensation expense was $15.5 million related to equity incentive compensation granted to employees.

•	Excess tax benefit from our share-based payments were $18.1 million.

•	Impairment of goodwill was $24.7 million

•	Other non-cash activities were $0.9 million.
Changes in working capital

•
Accounts receivable increased by $15.5 million due to the increase in net revenues during the first three quarters of 2012 as well as higher days sales outstanding due to slower customer payments in September 2012, reducing our cash inflows from operating activities.

•
Inventories increased by $5.7 million which was primarily due to increased production volumes for our intra-oral scanner products in preparation for the move into our new facility in Israel, reducing our cash inflow from operating activities.

•	Prepaid expenses and other assets increased $1.6 million primarily due to the timing of software license and insurance policy renewals, reducing our cash inflow from operations

•	Accounts payable decreased by $3.9 million during the first three quarters of 2012, reducing our cash inflow from operating activities.

•
Accrued and other long-term liabilities decreased by $0.7 million primarily due to the payments of our incentive compensation during the first quarter of 2012 partially offset by the increase of our long-term income tax payable, reducing our cash inflow from operating activities.

•	Deferred revenues increased by $12.7 million primarily due to higher sales during the first half of 2012, increasing our cash inflow from operating activities.
For the nine months ended September 30, 2011, cash flows from operations of approximately $82.5 million resulted primarily from our net profit of approximately $46.3 million adjusted for the following:
Non-cash activities

•	Deferred taxes were approximately $13.5 million primarily due to the utilization of our deferred tax assets.

•
Depreciation, amortization, and the amortization of intangibles were approximately $13.1 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition.

•	Stock-based compensation expense was approximately $14.2 million related to equity incentive compensation granted to employees.

•	Excess tax benefit from our share-based payments were approximately $6.0 million.

•	Other non-cash activities of approximately $0.2 million.

 Changes in working capital

•	Accounts receivable increased by approximately $16.1 million due to the increase in revenues during the nine months ended September 30, 2011, reducing our cash inflow from operating activities.

•	Deferred revenues increased by approximately $10.8 million primarily due to higher sales during the first three quarters of 2011, increasing our cash inflow from operating activities.

•
Other working capital comprising of inventories, prepaid expenses and other assets, accounts payable, and accrued and other long-term liabilities resulted in a net decrease of approximately $6.8 million, increasing our cash inflow from operations.

Investing Activities

Net cash used in investing activities was $65.6 million for the nine months ended September 30, 2012 primarily consisted of our purchase of marketable securities of $53.9 million and property and equipment purchases of $31.5 million. These costs were partially offset by $17.4 million of maturities of our marketable securities and the release of $2.5 million of funds we hold related to unclaimed merger consideration for the acquisition of Cadent on April 29, 2011.
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

Financing Activities

Net cash provided by financing activities was $46.8 million for the nine months ended September 30, 2012 primarily resulting from $40.2 million in proceeds from the issuance of our common stock and $18.1 million from excess tax benefit from our share-based arrangements. These costs were partially offset by $9.8 million of common stock repurchases and $1.8 million of taxes paid for our employees' vesting of restricted stock units.

Net cash provided by financing activities was $24.4 million for the nine months ended September 30, 2011 primarily resulting from $20.0 million in proceeds from the issuance of our common stock and $6.0 million from excess tax benefit from our share-based arrangements. These cost were partially offset by $1.5 million of taxes paid on the vesting of restricted stock units related to our employee stock plan.

Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the third quarter of 2012, we determined that we had not correctly recognized the excess tax benefits related to stock-based awards in the first, second, and third quarters of 2011 and the first quarter of 2012.
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we evaluated the materiality of the errors from qualitative and quantitative perspectives, and evaluated the quantified errors under both the iron curtain and the roll-over methods. We concluded that the errors were not material to the financial statements for the first, second and third quarters of 2011 and the first quarter of 2012. We have revised the presentation of the statement of cash flows for the third quarter of 2011 and we will revise the presentation of the first quarter of 2012 statement of cash flows in future periods.
The following tables summarize the effects of the revision on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Cash Flows. The revision did not impact our Condensed Consolidated Statement of Operations for any of the applicable periods.
Balance Sheets

	March 31, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$38,024	$2,068	$40,092
Total assets	496,982	2,068	499,050
Additional paid-in capital	563,878	2,068	565,946
Total stockholders' equity	402,105	2,068	404,173

	June 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$28,546	$5,374	$33,920
Total assets	547,049	5,374	552,423
Additional paid-in capital	580,274	5,374	585,648
Total stockholders' equity	429,782	5,374	435,156

	September 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$22,945	$5,988	$28,933
Total assets	585,920	5,988	591,908
Additional paid-in capital	588,501	5,988	594,489
Total stockholders' equity	456,876	5,988	462,864

	March 31, 2012
	(in thousands)
	Previously Reported	Adjustment	As Revised
Balance Sheet:
Deferred tax assets	$17,612	$8,043	$25,655
Total assets	670,436	8,043	678,479
Additional paid-in capital	619,991	8,043	628,034
Total stockholders' equity	523,022	8,043	531,065

Cash flows

	Three Months Ended March 31, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$17,248	$(2,068)	$15,180
Net cash provided by financing activities	3,749	2,068	5,817
Net increase cash and cash equivalents	13,944	—	13,944

	Six Months Ended June 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$46,944	$(5,374)	$41,570
Net cash provided by financing activities	15,128	5,374	20,502
Net increase (decrease) cash and cash equivalents	(126,057)	—	(126,057)

	Nine Months Ended September 30, 2011
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$88,479	$(5,988)	$82,491
Net cash provided by financing activities	18,401	5,988	24,389
Net increase (decrease) cash and cash equivalents	(92,435)	—	(92,435)

	Three Months Ended March 31, 2012
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$15,424	$(8,043)	$7,381
Net cash provided by financing activities	6,248	8,043	14,291
Net increase (decrease) in cash and cash equivalents	(16,314)	—	(16,314)

Stock Repurchase

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. As of September 30, 2012, there remains approximately $132.5 million available under our existing stock repurchase authorization.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, accounts receivable, intangible assets, legal contingencies, impairment of goodwill and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2011.

•	Revenue recognition;

•	Stock-based compensation expense;

•	Long-lived assets, including finite-lived purchased intangible assets;

•	Deferred tax valuation allowance;

•	Goodwill; and

•	Impairment of goodwill, finite-lived purchased intangible assets and long-lived assets
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

Except as noted below, there have been no changes in our internal control over financial reporting during the nine months ending September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. On April 29, 2011, we completed the acquisition of Cadent Holdings, Inc. Refer to Note 4 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding this acquisition. We are in the process of implementing our internal control structure over the acquired operations, and expect that this effort will be completed in fiscal 2012.

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

We are subject to growth-related risks, including capacity constraints and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, in order to meet the demands from expected volumes and continued international expansion, we opened a new manufacturing facility in Juarez, Mexico at the end of 2011. We plan to transition aligner fabrication from our current facilities into this new facility during 2012. We completed the transition of virtually all our scanner distribution, repair and CAD/CAM services from our New Jersey facility to this facility in Juarez, Mexico in the third quarter of 2012. In addition, in October 2012, we transitioned our intra-oral scanner research and development and manufacturing operations in Or Yehuda, Israel into a new, larger facility in the same city. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as:

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

In September 2011, we announced plans to consolidate our CAD/CAM services and intra-oral scanner-related activities based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations. We completed this consolidation in the third quarter of 2012. This consolidation is accompanied by a number of risks and uncertainties that may affect our results of operations and statement of cash flows, including:

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

We acquired Cadent Holdings, Inc. in April 2011. We acquired Cadent for their people, their technology and their existing revenue streams such as , OrthoCAD iRecord and OrthoCAD iCast in addition to their intra-oral scanning technology. This acquisition is expected to strengthen our ability to drive adoption of the Invisalign system by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base. We may, however, experience difficulties in achieving the anticipated financial or strategic benefits of this acquisition. Potential risks include:

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

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing doctor and consumer demand for our products. These fluctuations could cause our stock price to decline or significantly fluctuate. Some of the factors that could cause our operating results to fluctuate include:

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2012, we had issued 276 U.S. patents, 137 pending U.S. patent applications, and 215 issued foreign patents, and 139 pending foreign patent applications.

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

Under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The valuations used to determine the fair values used to test goodwill or amortizable intangible assets are dependent upon various assumptions and reflect management’s best estimates. The revenue growth rates, discount rates, earnings multiples and future cash flows are critical assumptions used to determine these fair values. Slower revenue growth rates in the dental industry, an increase in discount rates, unfavorable changes in earnings multiples or a decline in future cash flows, among other factors, may cause a change in circumstances indicating that the carrying value of goodwill or amortizable intangible assets may not be recoverable.We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or amortizable intangible assets is determined. For instance, during the third quarter of 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for our Scanner and CAD/CAM Services reporting unit. These indicators included the termination of the exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as their non-exclusive distribution arrangement for iTero intra-oral scanners in North America, together with market conditions and business trends within the Scanner and CAD/CAM Services reporting unit which led to lower expectations of profitability and growth rates than our previous estimates.

         As a result, we performed a goodwill impairment test as of September 30, 2012 for our Scanner and CAD/CAM Services reporting unit and concluded that the goodwill within this reporting unit was impaired. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the SCCS reporting unit by an estimated $24.7 million which we recorded as impairment to goodwill in the third quarter of 2012. As of September 30, 2012, the remaining amount of goodwill associated with our SCCS reporting unit is $52.6 million. In the fourth quarter of 2012, we expect to finalize the analysis and, if necessary, record any change from our original estimate.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of September 30, 2012, our North American sales organization consisted of approximately 200 people. Internationally, we had approximately 80 people engaged in sales and sales support as of September 30, 2012. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans, settlement of income tax audits, and changes in overall levels of pretax earnings. During the third quarter of 2012, we incurred a $24.7 million impairment of goodwill which was not deductible for tax purposes. In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2012. As a result of these incentives, income taxes were reduced by $17.0 million through the third quarter of 2012. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. Our subsidiary in Israel is under audit by the local tax authority for calendar years 2006 through 2009.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended September 30, 2012 (1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1, 2012 to September 30, 2012	213,000	$34.15	213,000	$132,452,259
On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. During the third quarter of 2012, we repurchased approximately 0.2 million shares of common stock at an average price of $34.15 per share for an aggregate purchase price of approximately $7.3 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $1.9 million and increased accumulated deficit by $5.4 million. All repurchased shares were retired.

(1)	All shares were repurchased pursuant to the publicly announced repurchase program described above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 8, 2012, we entered into an amended and restated employment agreement with Timothy A. Mack, our Sr. Vice President, Business Development (the “Amended Mack Agreement”). The Amended Mack Agreement will replace and supersede, in all respects, the employment agreement with Mr. Mack signed as of March 29, 2011 (the “Original Mack Agreement”). The Original Mack Agreement was amended to, among other things, provide for a commuting allowance equal to $155,000 for the twelve month period commencing June 8, 2012 until June 8, 2013, and provide that arbitration will be administered by Judicial Arbitration & Mediation Services, Inc. (JAMS). All remaining terms and conditions of the Amended Agreements are substantially the same as those set forth in the Original Mack Agreement. A copy of the Amended Mack Agreement is attached hereto as Exhibit 10.1.

Effective November 8, 2012, we entered into an amended and restated employment agreement (the “Amended Prescott Agreement”) with Thomas M. Prescott, our President and Chief Executive Officer. The Amended Prescott Agreement will replace and supersede, in all respects, the amended and restated employment agreement with Mr. Prescott signed as of April 5, 2007 (the “Prior Prescott Agreement”). The Amended Prescott Agreement was amended to, among other things, conform such agreement to the final Regulations promulgated under IRC Section 409A, to provide that arbitration will be administered by Judicial Arbitration & Mediation Services, Inc. (JAMS) and to make certain other non-substantive changes that are not inconsistent with the terms and conditions currently contained in the Prior Prescott Agreement. All remaining terms and conditions of the Amended Prescott Agreement are substantially the same as those set forth in the Prior Prescott Agreement. A copy of the Amended Prescott Agreement is attached hereto as Exhibit 10.2.

Effective November 8, 2012, we also entered into an amended and restated employment agreement with each of its other named executive officers (collectively, the “Amended EMC Agreements”) Kenneth B. Arola, Vice President, Finance and Chief Financial Officer, Len M. Hedge, Sr. Vice President, Business Operations and Dana C. Cambra, Vice President, Research & Development and Information Technology (each an “Executive” and collectively, the “Executives”). The Amended EMC Agreements will replace and supersede, in all respects, the amended and restated employment agreement between Executives and Align that were entered into on the following dates: December 14, 2007 (Mr. Arola), May 15, 2008 (Mr. Hedge) and June 16, 2008 (Mr. Cambra) (collectively, the “Prior EMC Agreements”). The Amended EMC Agreements were each amended to, among other things, conform such agreement to the final Regulations promulgated under IRC Section 409A, to provide that arbitration will be administered by Judicial Arbitration & Mediation Services, Inc. (JAMS) and to make certain other non-substantive changes that are not inconsistent with the terms and conditions currently contained in the Prior EMC Agreements. All remaining terms and conditions of the Amended EMC Agreements are substantially the same as those set forth in the Prior EMC Agreements. A copy of the Form of Amended EMC Agreement is attached hereto as Exhibit 10.3.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Amended and Restated Employment Agreement between the Company and Tim Mack				*
10.2	Amended and Restated Employment Agreement between the Company and Thomas M. Prescott				*
10.3	Form of Amended and Restated Employment Agreement between the Company and each of its other Named Executive Officers (Messrs. Arola, Hedge and Cambra)				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

Date: November 9, 2012	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ KENNETH B. AROLA
Kenneth B. Arola Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Amended and Restated Employment Agreement between the Company and Tim Mack				*
10.2	Amended and Restated Employment Agreement between the Company and Thomas M. Prescott				*
10.3	Form of Amended and Restated Employment Agreement between the Company and each of its other Named Executive Officers (Messrs. Arola, Hedge and Cambra)				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*