Form 10-K
period 2012-12-31
ALIGN TECHNOLOGY INC
filed 2013-03-01
CIK 1097149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 0-32259
_____________________________________________________________________
ALIGN TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________

Delaware	94-3267295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2560 Orchard Parkway
San Jose, California 95131
(Address of principal executive offices)
(408) 470-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
______________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,641,311,855 as of June 30, 2012 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 22, 2013, 81,758,299 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2012

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen Vivera, SmartForce, SmartTrack, Power Ridges, iTero, Orthocad iCast and Orthocad iRecord amongst others, are trademarks belonging to Align Technology, Inc., and/or its subsidiaries and are pending or registered in the United States and other countries.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements, including Invisalign G3 and G4 and SmartTrack material, will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of our iTero scanner, our expectations regarding the continued expansion of our international markets, including our expectations that revenue will continue to increase after we revert to a direct sales model in the Asia-Pacific region, the anticipated number of new doctors trained and their impact on volumes, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part I, Item 1A “Risk Factors”.  We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I

ITEM 1.BUSINESS
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
We have two operating segments: (1) Clear Aligner, known as the Invisalign system; and (2) Scanners and CAD/CAM Services ("SCCS"), known as the iTero intra-oral scanner and OrthoCAD services.  For the year ended December 31, 2012, Clear Aligner revenues represent approximately 92 percent of worldwide revenue, while Scanners and CAD/CAM Services represent the remaining 8 percent of worldwide revenues.  We distribute the vast majority of our products directly to our customers: orthodontists and general practitioner dentists, or ("GPs") sell as to restorative dentists, including prosthodontists, periodontists, and oral surgeons.
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
On April 29, 2011, we acquired Cadent Holdings, Inc.  (“Cadent”), a leading provider of 3D digital scanning solutions for orthodontics and dentistry.   Since this acquisition, we manufacture the iTero digital intra-oral scanner and provide CAD/CAM restorative models for use by dental professionals and/or labs and services for orthodontic digital procedures.  Scanners and CAD/CAM Services are sold through our direct sales force and distribution partners.
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
Orthodontic diagnosis and transmission of treatment data to us.    The dental professional prepares and sends us a patient’s treatment data package which consists of a prescription form, a polyvinyl-siloxane, or PVS impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition.  The dental professional can also submit an intra-oral scan or “digital impression” through an iTero intra-oral scanner instead of a physical PVS impression.
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

As the only intra-oral scanner system in the market based on parallel confocal imaging, the iTero and iOC intra-oral scanners utilize laser and optical scanning to capture the contours of the patient’s dentition, gingival structures and the bite.  The intra-oral scanners capture 100,000 points of laser light in perfect focus without the use of powder to coat the teeth, allowing for contact of the wand and tooth.  The benefit of contact scanning for the clinician is it eliminates the challenge of hovering over the teeth at a specific distance which can be complicated.  For the patient, they enjoy a more comfortable powder free experience which allows the clinician to provide a very comfortable patient centric experience.  Within minutes, an accurate 3D digital impression can be viewed on the screen.  The 3D digital model file can be used for various procedures and services including fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; Invisalign digital impression submission; digital records storage; orthodontic diagnosis and computer aided placement of traditional braces; and orthodontic retainers and appliances.
Both iTero and iOC intra-oral scanners consist of a mobile computer unit, display screen, a control foot pedal and scanning wand to scan and capture a patient’s dentition (full or partial dental arch).  System software features include occlusal map, eraser tool, edge trim tool, real-time modeling and an option to submit scans for Invisalign treatment.  The systems provide doctors and labs with an open choice to export generic digital files of their digital impression to use with other third party dental service providers.  This allows the digital impression to integrate with cone beam CT images for implant and orthodontic treatment planning.  OrthoCAD services are additional services available with our scanners.  In-office training on the system and features is provided after the unit is delivered to the practice.
Our Products and Services
Our revenues are generated from the sale of the following product offerings.

Percentage of Revenues by Product	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Invisalign Full	61%	63%	68%
Invisalign Express/Lite	9	9	9
Invisalign Teen	12	11	14
Invisalign Assist	5	6	4
Invisalign Non-case*	5	5	5
Scanners**	4	3	—
CAD/CAM Services**	4	3	—
Total	100%	100%	100%
_______________________

*	Non-case revenue includes the retainer business, training revenues, and ancillary offerings under our Clear Aligner product lines
**	As the acquisition of Cadent closed on April 29, 2011, the fiscal year 2011 percentages for Scanners and CAD/CAM Services only reflect eight months of revenues.
Clear Aligner Products
Invisalign Full. Used for a wide range of malocclusion, Invisalign Full consists of the number of aligners necessary to achieve the doctor’s treatment goals.  For Invisalign Full, aligners are manufactured and then delivered to the dental professionals in a single shipment.  Invisalign Full is sold in the U.S., Canada, and our international regions.
Invisalign Express (10 and 5) and Invisalign Lite/i7. Invisalign Express, Invisalign Lite and Invisalign i7 are lower-cost solutions for less complex orthodontic cases, non-comprehensive treatment relapse cases, or straightening prior to restorative or cosmetic treatments such as veneers.  Invisalign Express 10 and Invisalign Express 5, which are sold in the U.S. and Canada, uses up to 10 and 5 sets of aligners, respectively.  Invisalign Lite and Invisalign i7, sold in our international regions, uses up to 14 and 7 sets of aligners, respectively.  For Invisalign Express/Lite/i7, aligners are manufactured and then delivered to the dental professionals in a single shipment.
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

Invisalign Assist. Intended for use for anterior alignment and aesthetically-oriented cases Invisalign Assist offers added support to our dental practitioners throughout the treatment process, including progress tracking that allows the dental professional to submit new impressions every nine stages.  When the progress tracking feature is selected, aligners are shipped to the dental professional after every nine stages thereby helping to achieve successful treatment outcomes.  Predominantly marketed to GPs, Invisalign Assist is intended to make it easier to select appropriate cases for their experience level or treatment approach, submit cases more efficiently and manage appointments with suggested tasks.  Invisalign Assist is sold in the U.S. and Canada.
Retention. In addition to a traditional single retainer product, we also offer Vivera retainers, where we deliver four new replacement retainers to orthodontic patients which is intended to deliver one year of retention.  Doctors can prescribe Vivera retainers for their Invisalign and their non-Invisalign patients.
Invisalign non-case revenues. Invisalign non-case revenues represent retainer products discussed above, Invisalign training fees and sales of ancillary products, such as cleaning material and adjusting tools used by dental professionals during the course of treatment.
Feature Enhancements. Beginning in late 2009, we began introducing enhanced features across the Invisalign system.  Referred to as Invisalign 1.5 (launched in September 2009), Invisalign G3 (launched in October 2010) and Invisalign G4 (launched in November of 2011), these feature enhancements are a collection of clinical innovations designed to address some of the most significant treatment challenges doctors encounter. Features include:

•
Precision Cuts, which are custom mesial and distal hooks used to provide anchorage for elastics and button cutouts to accommodate buttons bonded to the tooth aimed to help treat patients with Class II and Class III malocclusion; and

•	SmartForce features engineered to achieve more predictable tooth movements using custom optimized attachments and Power Ridge.
SmartTrack™ Aligner Material. In October 2012, we announced SmartTrack, the next generation of Invisalign clear aligner material. SmartTrack is a proprietary, custom-engineered material that delivers gentle, more constant force considered ideal for orthodontic tooth movements. Conventional aligner materials relax and lose a substantial percent of energy in the initial days of aligner wear, but SmartTrack maintains more constant force over the two weeks that a patient wears the aligners. The flexible SmartTrack material also more precisely conforms to tooth morphology, attachments, and interproximal spaces to improve control of tooth movement throughout treatment. SmartTrack became the new standard aligner material for Invisalign clear aligner products in North America beginning January 21, 2013 and in February 2013 for Europe, and other international markets where we have obtained regulatory approval.
Scanners and CAD/CAM Services Products
Scanners
iTero Scanner. On January 2013, we announced the new iTero scanner system available as a single hardware platform with software options for restorative or orthodontic procedures. Previously, we sold two hardware platforms, the iTero scanner for GPs, prosthodontists, periodontists, and oral surgeons and the iOC scanner for orthodontists. The new iTero scanner system replaces these two scanner platforms which will no longer be sold after February 2013. The newly redesigned iTero scanner system maintains its innovative powderless technology and features a modern design with enhanced wand optics for a smaller, more ergonomic fit, easy-to-use keyboard design and a larger working surface. Additionally, full color model rendering is available and enables clinicians to show patients a life-like final model of their scanned dentition. The new iTero delivers substantially reduced capture time through improved optics and enhanced algorithms while maintaining a high standard of digital imaging accuracy, the efficiency of open source imaging and streamlined workflow. We will begin marketing and selling the new iTero in North America beginning February 2013 and soon thereafter in select international markets.
Restorative software for iTero. Software designed for GPs, prosthodontists, periodontists, and oral surgeons which includes features for restorative procedures commonly performed in their practices such as veneers, inlays, onlays, crowns, bridges and implants The iTero restorative software provides the ability to scan quadrants and full arches, and allows simple powder-free capture of digital impressions for single-unit cases as well as more complex restorative and implant treatment plans.  The iTero software also contains exclusive Invisalign interoperability to support clear aligner orthodontic treatment.
Orthodontic software for iTero. Software designed for orthodontists for digital records storage, orthodontic diagnosis, Invisalign digital impression submission, and for the fabrication of printed models and retainers.  The iTero orthodontic software digitally captures the contours of the dentition and the gingival structures, providing an accurate, powder-free digital orthodontic scan in just minutes.  This digital impression procedure ensures a more comfortable patient experience and produces a precise scan that can be seamlessly integrated with Invisalign treatment, OrthoCAD iCast, and OrthoCAD iRecord which allows a doctor to utilize sophisticated measurement and treatment planning tools.
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
OrthoCAD iCast. iCast provides a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval.  The iCast digital model contains a full ABO (American Board of Orthodontics) base and is available from an iTero scan or from a traditional alginate impression.
OrthoCAD iRecord. iRecord provides a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval.  This simplified model without an ABO base is an economical option for record retention.  The iRecord is available exclusively from an iTero scan.
Chair Side Applications
Invisalign Outcome Simulator. In January 2013, we announced the commercial availability of the Invisalign Outcome Simulator, our first Invisalign chair-side application powered by the iTero scanner. The interactive application provides GPs and orthodontists an enhanced platform for patient eduction and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. As the only Invisalign chair-side intra-oral scanning application on the market, the Invisalign Outcome Simulator's unique dual view layout shows a prospective patient an image of his/her own current dentition next to his/her simulated final position of how their teeth may look after Invisalign treatment. Using a full arch Invisalign scan, the Invisalign Outcome Simulator takes a few minutes to run and may be viewed chair-side, on the scanner, or from a computer using MyAlignTech.com. Intuitive tools allow doctors to make real-time adjustments to individual teeth during consultations that increase patient education and the likelihood of patient acceptance.

Proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck software, the Invisalign Doctor Site, and enhanced features such as Invisalign G3 and Invisalign G4 are included as part of the Invisalign system and are not sold separately nor do they contribute as individual items of revenue.

Our iTero scanners include orthodontic software, restorative software, or both, and the Invisalign Outcome Simulator. The orthodontic or restorative software may also be purchased subsequently for an upgrade fee. The Invisalign Outcome Simulator is not available for sale separately.
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

Manufacturing and Suppliers

Our manufacturing facilities are located in Juarez, Mexico, where we conduct our aligner fabrication, distribute and repair our scanners, perform our CAD/CAM services, and in Or Yehuda, Israel where we produce our handheld intra-oral scanner wand.  The final assembly of our iTero scanner is performed by a third party manufacturer located in Israel.  Our digital planning of the Invisalign system and interpretation for iTero restorative cases are conducted primarily at our facility located in San Jose, Costa Rica.  Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”
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
Sales and Marketing
Our sales efforts are focused primarily on the Invisalign system and continuing to increase adoption and utilization by orthodontists and GPs worldwide.  In North America, our direct sales organization consists of approximately 200 people, which includes quota carrying sales representatives, sales management, and sales administration.  Internationally, we have approximately 60 people engaged in sales and sales support for the Invisalign system. Our direct sales organization in North America is comprised of a team of territory managers and to a lesser extent, territory specialists. These territory specialists are used to enhance coverage in larger territories, especially with our lower volume GP customers. Due to the success of this sales coverage model, we expect to add approximately 20 sales representatives in 2013, predominantly in North America. In addition, when we transition our Asia-Pacific distributor to a direct sales model in May 2013, as described in the paragraph below, we will acquire approximately 15 additional sales representatives in that region.
Currently, we have three distribution partners that sell the Invisalign system in smaller non-core country markets in the Asia-Pacific, EMEA, and Latin America regions.  We evaluate adding distribution partners in other non-core country markets on a case-by-case basis or assess modifying our current distribution agreements, as our international business grows. Based on the continued progress in the Asia-Pacific distributor region, we expect to revert to a direct sales model in this region in the second quarter of 2013 and therefore will not renew the Asia-Pacific distribution agreement when it expires in April 2013. As a result, on May 1, 2013, four of the largest indirect country markets of Australia, New Zealand, Hong Kong and Singapore will revert back to a direct sales region and we will begin to recognize direct sales of Invisalign products sold in that region at our full average selling price ("ASP") rather than at the discounted average sales price under the distribution agreement.   In 2012, this distributor accounted for approximately 3% of worldwide revenues, and we expect them to become an even more meaningful contributor to revenue growth beginning in May 2013. In the near term, however, the assumption of the direct operating costs will offset the uplift to ASPs. Although we expect volumes and revenues will increase, we may experience difficulties in achieving the anticipated financial benefits. The remaining eight indirect country markets in Brunei, Indonesia, Macau, Malaysia, Philippines, South Korea, Taiwan, Thailand and Vietnam will likely continue under a distribution model.
For our intra-oral scanners, we have approximately 21 direct sales representatives in North America.  Our smaller intra-oral scanner sales team also leverages leads generated by our Invisalign sales and marketing resources, including customer events and industry trade-shows.  We also have distribution partners that sell our iTero intra-oral scanner in North America. Effective October 2012, we terminated our agreement with Straumann as our exclusive distribution partner for iTero intra-oral scanners in Europe and our non-exclusive distribution partner North America. As a result, in the near term, we expect to have very few scanner sales internationally as we evaluate the most effective sales model to re-stage growth in this market.
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
We provide training, marketing and clinical support to orthodontists and GPs.  In 2012, we had more than 34,230 active Invisalign providers and more than 3,200 intra-oral scanner installed based worldwide.
Research and Development
We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign system as the standard method for treating malocclusion and our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans.  Our research and development expenses were $42.9 million for 2012, $37.2 million for 2011, and $26.0 million for 2010.
Our research and development activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms.  Our research and development activities range from accelerating product and clinical innovation, to developing manufacturing process improvements, to researching future technologies and products.
In an effort to demonstrate Invisalign’s broad treatment capabilities, various clinical case studies and articles have been published that highlight the clinical applicability of Invisalign to malocclusion cases, including those of severe complexity.  We are also undertaking pre-commercialization trial and testing as well as making additional technological improvements to the product and manufacturing process.
Intellectual Property
We believe our intellectual property position represents a substantial business advantage.  As of December 31, 2012, we had 280 issued U.S. patents, 141 pending U.S. patent applications, and 224 foreign issued patents, as well as 134 pending foreign patent applications.
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
Seasonal Fluctuations
General economic conditions impact our business and financial results, and we experience seasonal trends related to our two operating segments, customer channels and the geographic locations that we serve.  For example, European sales of Invisalign treatment are often weaker in the summer months due to our customers and their patients being on holiday.  In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and therefore tend to start fewer cases.  For our SCCS segment, capital equipment sales are often stronger in the fourth calendar quarter.  Consequently, these seasonal trends have caused and may continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.
Backlog
Due to the nature of Invisalign treatment which is prescribed by a doctor and therefore no two cases are alike, we maintain relatively low levels of backlog.  The period from which treatment data (or “a case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan.  Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan.  Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped.  Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future Invisalign sales.  Our quarterly Invisalign revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter.  We define our intra-oral scanner backlog as orders where payment is reasonably assured and credit and financing is approved but the scanner has not yet shipped. Our intra-oral scanner backlog as of December 31, 2012 was not material.
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
Other Federal and State Laws.    As a participant in the health care industry, we are subject to extensive and frequently changing regulation under many other laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business.  We are a medical device manufacturer subject to FDA regulations.  These regulations, among other things, require that we maintain device and facilities registrations and listings as well as promote our products consistent with our FDA 510(k) clearances.  Furthermore, our health care service provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.  Laws regulating medical device manufacturers and health care providers cover a broad array of subjects.  For example, the confidentiality of patient medical information and the circumstances under which such information may be used by us, released for inclusion in our databases, or released by us to third parties, are subject to substantial regulation by state governments.  These state laws and regulations govern both the disclosure and the use of confidential patient medical information and are evolving rapidly.  In addition, provisions under the federal anti-kickback statutes prohibit, among other things, paying or offering to pay any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and other similar federal or state health care programs.  Most states have also enacted illegal remuneration laws that are similar to the federal laws.  These laws, which are evolving at the federal and state levels, are applicable to our financial relationships with, and any marketing or other promotional activities involving, our dental professional customers.  Violations of any of these laws or regulations could subject us to a variety of civil and criminal sanctions.  Furthermore, various state laws require us to report payments and other transfers of value made to dental professionals and teaching hospitals to state regulatory bodies.
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
Employees
As of December 31, 2012, we had 3,176 employees, including 2,086 in manufacturing and operations, 466 in sales and marketing which includes customer care, 234 in research and development and 390 in general and administrative functions.
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
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of March 1, 2013:

Name	Age	Position
Thomas M. Prescott	57	President and Chief Executive Officer
Kenneth B. Arola (1)	57	Vice President, Finance and Chief Financial Officer
Jennifer M. Erfurth	43	Vice President, Global Human Resources
Roger E. George (1)	47	Vice President, Legal and Corporate Affairs General Counsel
Timothy A. Mack	54	Senior Vice President, Marketing and Business Development
Christopher C. Puco	52	Vice President, North American Sales
Richard Twomey	48	Vice President, International
Emory M. Wright	43	Vice President, Operations
________________
(1) On January 30, 2013, we announced that Mr. Arola was stepping down from his position as Vice President, Finance and Chief Financial Officer, effective March 4, 2013. Mr. Arola will remain an employee until June 28, 2013. As of March 4, 2013, Mr. George will serve as Interim Chief Financial Officer.
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
Jennifer M. Erfurth joined Align as our Vice President of Global Human Resources in October 2012. Prior to joining us, Ms. Erfurth was senior vice president of shared services at Dyno Nobel, Inc., a manufacturer and supplier of industrial explosives, from July 2011 to July 2012 and was vice president, human resources for Federal Signal Corporation. From 2001 to 2010, Ms. Erfurth held positions of increasing responsibility at Schawk, Inc., most recently as global senior vice president of human resources, a position she held from 2007 until her departure in 2010. Earlier in her career, she served as director of human resources at CINTAS Corporation and World Color.

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
Timothy A. Mack was appointed Senior Vice President, Marketing and Business Development in May 2012. He served as Senior Vice President, Business Development since our acquisition of Cadent Holdings, Inc. in April 2011.  At Cadent, he was President and Chief Executive Officer since 2009.  He joined Cadent in 2005, as Executive Vice President & General Manager where he led the introduction and adoption of Cadent’s new 3D digital imaging technology into the market.  Prior to Cadent, Mr. Mack was Vice President and General Manager of DENTSPLY Ceramco, a wholly-owned subsidiary of DENTSPLY International.  Prior to DENTSPLY, Mr. Mack held a series of management positions in the U.S. and Europe within Consumer Electronics and Medical Imaging Divisions at Eastman Kodak Company.
Christopher C. Puco was appointed Vice President of North America Sales in December 2012. He joined Align in 2006 as a sales director and in 2008 became senior director for the Eastern sales area. Most recently, as vice president of sales strategy, he led Align's go to market strategy and managed the integration of the North American scanner and CAD/CAM services sales organization. Mr. Puco has more than 20 years of experience in the medical device industry, holding sales management positions in both starts-ups and established corporate environments. Prior to Align, he was with United States Surgical Corporation, General Surgical Innovations, Baxter BioSurgery and Fusion Medical Technologies.
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

ITEM 1A.RISK FACTORS

We depend on the sale of the Invisalign system for the vast majority of our net revenues, and any decline in sales of Invisalign treatment for any reason, a continued weakness in general economic conditions, or a decline in average selling prices would adversely affect net revenues, gross margin and net income.

We expect that net revenues from the sale of the Invisalign system, primarily Invisalign Full and Invisalign Teen, will continue to account for the vast majority of our total net revenues for the foreseeable future. Continued and widespread market acceptance of Invisalign by orthodontists, GPs and consumers is critical to our future success. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, if orthodontists or GPs choose to use a competitive product rather than Invisalign or if the average selling price of our product declines, our operating results would be harmed.

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

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products. We also provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions, or consumer rebate programs; if we expand our discount programs in the future, or participation in these programs increases; if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue; or if sales by our distributors grows at a faster pace than our direct sales, our average selling price would be adversely affected and our net revenues, gross margin and net income may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of net revenues and profits in our consolidated financial statements.

As we continue to grow, we are subject to growth related risks, including risks related to capacity constraints at our existing facilities.

We are subject to growth related risks, including capacity constraints and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, in order to meet the demands from expected volumes and continued international expansion, we opened a new manufacturing facility in Juarez, Mexico at the end of 2011. We completed the transition of virtually all our scanner distribution, repair and CAD/CAM services from our New Jersey facility to this facility in Juarez, Mexico in the third quarter of 2012. In addition, in October 2012, we transitioned our intra-oral scanner research and development and manufacturing operations in Or Yehuda, Israel into a new, larger facility in the same city. Expansion can inherently include additional costs and start-up inefficiencies, as well as the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value. Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges.

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

We may never achieve the anticipated benefits from our acquisitions which may have an adverse effect on our business.

We acquired Cadent Holdings, Inc. in April 2011. We acquired Cadent for their people, their technology and their existing revenue streams such as, OrthoCAD iRecord and OrthoCAD iCast in addition to their intra-oral scanning technology. This acquisition is expected to strengthen our ability to drive adoption of the Invisalign system by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base. We also expect to complete the acquisition of our Asia-Pacific distributor in the second quarter of 2013. We may experience difficulties in achieving the anticipated financial or strategic benefits of these acquisitions. Potential risks include:

•	slower adoption or lack of acceptance for intra-oral scanning products in general or our chairside features;

•	our inability to increase utilization by integrating Invisalign treatment more fully with intra-oral scanners;

•	difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business;

•	diversion of management resources and focus from ongoing business matters;

•	retention of key employees following the acquisition;

•	aggressive competition from other manufacturers of intra-oral scanners could lengthen the customer evaluation process and result in price reductions and loss of sales;

•	difficulty dealing with tax, employment, logistics, and other related issues unique to international operations in Israel and the Asia-Pacific region;

•	possible impairment of relationships with employees and customers as a result of the integration;

•
possible inconsistencies in standards, controls, procedures and policies among the acquired businesses and Align, which may make it more difficult to implement and harmonize worldwide financial reporting, accounting, billing, information technology and other systems;

•
a large portion of Cadent’s operations are located in Israel, accordingly, any increase in hostilities in the Middle East involving Israel may cause interruption or suspension of business operations without warning; and

•	negative impact on our results of operations and financial condition from acquisition-related charges, further impairment of goodwill, impairment of intangible assets and/or asset impairment charges.
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

•
our inability to predict from period to period the number of trainers or the availability of doctors required to complete intra-oral scanner installations, which may impact the timing of when revenue is recognized;

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

•	changes to our effective tax rate;

•	unanticipated delays in production caused by insufficient capacity or availability of raw materials;

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

Our key production steps are performed in operations located outside of the U.S. At our facility in Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico. In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia. In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in Costa Rica. We also have operations in Israel where the design and wand assembly, intra-oral scanner manufacturing and digital modeling of our intra-oral scanners occurs. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the United States. Many of these manufacturers, including Danaher Corporation, 3M, Sirona Dental Systems, Inc. and Dentsply International, have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive. The expiration of key certain patents commencing in 2017 owned by us may result in additional competition.  Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income (losses) and stock price. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, we continuously upgrade our customer facing software applications, specifically the ClinCheck and MyAligntech software. Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released. The discovery of a defect or error or the incompatibility with the computer operating system and hardware configurations of customers in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenue or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of December 31, 2012, we had issued 280 U.S. patents, 141 pending U.S. patent applications, and 224 foreign issued patents, and 134 pending foreign patent applications.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), we review our goodwill and asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The valuations used to determine the fair values used to test goodwill and the undiscounted cash flows used to evaluate the recoverability of the asset group are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired. We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or asset group are determined.
During the third quarter of 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for our Scanner and CAD/CAM Services reporting unit. As a result, we performed a goodwill impairment test as of September 30, 2012 for our Scanner and CAD/CAM Services reporting unit and concluded that the goodwill within this reporting unit was impaired. Based on our step one analysis, we concluded that the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the SCCS reporting unit. We recorded a preliminary goodwill impairment charge during the third quarter of 2012 of $24.7 million and an additional $11.9 million during the fourth quarter of 2012, representing a change in estimate, for a total impairment charge of $36.6 million. None of the goodwill impairment charge was deductible for tax purposes. As of December 31, 2012, the remaining amount of goodwill associated with our SCCS reporting unit is $40.7 million.
If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.
We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.  Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed. We had two executive departures in fiscal 2012 and we recently announced the departure of our Chief Financial Officer effective March 4, 2013. While we have since hired replacements for the 2012 departures and are currently conducting a search for a new CFO, there is always risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner. In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings. The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business. If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our net revenues could be materially harmed.
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

We depend on a single contract manufacturer and supplier of parts used in our iTero scanner and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on a third party manufacturer in Israel to assemble our iTero scanner. As a result, if this third party manufacturer fails to deliver its components or if we lose its services, we may be unable to deliver our products in a timely manner and our business may be harmed. Any difficulties encountered by the third party manufacturer with respect to hiring personnel, and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner. Finding a substitute manufacturer may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of our intra-oral scanning products. Any failure by our contract manufacturer that results in delays in our fulfillment of customer orders may cause us to lose revenues and suffer damage to our customer relationships.

We primarily rely on our direct sales force to sell our products, and any failure to maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of December 31, 2012, our North American sales organization consisted of approximately 200 people. Internationally, we had approximately 80 people engaged in sales and sales support as of December 31, 2012. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. In response to perceived increases in health care costs in recent years, Congress recently passed health care reform legislation that President Obama signed into law in March 2010. The enacted legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay an excise tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices in the U.S. This tax applies to all medical devices, including our products, which could have a material, negative impact on our results of operations and our cash flows.

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

Outside of North America, we currently sell our products in Europe, Asia-Pacific, Latin America and the Middle East and may expand into other countries from time to time. For sales of our products outside the U.S., we are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Securities and Exchange Commission ("SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans, settlement of income tax audits, and changes in overall levels of pretax earnings. During 2012, we incurred a $36.6 million impairment of goodwill which was not deductible for tax purposes.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2012. As a result of these incentives, income taxes were reduced by $21.8 million in 2012. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. Our subsidiary in Israel is under audit by the local tax authority for calendar years 2006 through 2011.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy several facilities with a total office and manufacturing area of over 750,000 square feet of leased and owned properties. At December 31, 2012, the significant facilities were occupied as follows:

Location	Use	Segment	Expiration of lease
San Jose, California	Leased office for headquarters, research & development, administrative personnel	Clear Aligner and SCCS	September 2017
San Jose, Costa Rica	Leased office for administrative personnel, manufacturing personnel, and customer care	Clear Aligner and SCCS	September 2013
Juarez, Mexico	Purchased manufacturing and office facility for manufacturing and administrative personnel	Clear Aligner and SCCS	N/A
Juarez, Mexico	Leased manufacturing and office for manufacturing and administrative personnel	Clear Aligner and SCCS	July 2013
Or Yehuda, Israel	Leased manufacturing and office for manufacturing, administrative personnel, and research and development	SCCS	October 2017
We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.LEGAL PROCEEDINGS

     Securities Class Action Lawsuit
On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between April 23, 2012 and October 17, 2012 ( the "Securities Action"). The complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the purported class period our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts.  The complaint seeks monetary damages in an unspecified amount, costs and attorney's fees.  The hearing on the motion for appointment of lead plaintiff is currently scheduled for May 30th, 2013. Align intends to vigorously defend itself against these allegations.  Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's officers and directors in the Superior Court of California, County of Santa Clara. The allegations in the complaint are similar to those presented in the Securities Action, but the complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

In addition, in the course of Align's operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align's view of these matters may change in the future as litigation and events related thereto unfold; Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align's financial position, results of operations or cash flows.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2012:
Fourth quarter	$39.39	$23.45
Third quarter	$39.82	$30.02
Second quarter	$35.15	$26.06
First quarter	$28.69	$22.39
Year Ended December 31, 2011:
Fourth quarter	$25.58	$14.25
Third quarter	$24.06	$14.65
Second quarter	$25.94	$20.41
First quarter	$21.93	$19.10
On February 22, 2013, the closing price of our common stock on the NASDAQ Global Market was $31.88 per share.  As of January 31, 2013 there were approximately 127 holders of record of our common stock.  Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Following is a summary of stock repurchases for the three months ended December 31, 2012 (1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1, 2012 through October 31, 2012	286,935	$26.98	286,935	$124,710,787
November 1, 2012 through November 30, 2012	1,127,975	$26.30	1,127,975	$95,052,512
On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market.  During the fourth quarter of 2012, we repurchased approximately 1.4 million shares of common stock at an average price of approximately $26.41 per share for an aggregate purchase price of approximately $37.4 million including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $12.6 million and increased accumulated deficit by $24.8 million.  All repurchased shares were retired.

(1)	All shares were repurchased pursuant to the publicly announced repurchase program described above. We did not repurchase any shares in December 2012.
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

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Align Technology, Inc., the NASDAQ Composite Index
and the S&P 1500 Composite Health Care Equipment & Supplies

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2012.  The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have derived the statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Net revenues(1)	$560,041	$479,741	$387,126	$312,333	$303,976
Gross profit(2)	$416,388	$361,283	$303,417	$233,492	$225,126
Income (loss) from operations(3)	85,592	90,360	102,734	(34,012)	15,514
Other income (expense), net	(1,296)	(419)	(731)	119	1,562
Net income (loss) before provision for (benefit from) income taxes(3)	84,296	89,941	102,003	(33,893)	17,076
Provision for (benefit from) income taxes	25,605	23,225	27,750	(2,624)	(62,911)
Net income (loss)(3)	$58,691	$66,716	$74,253	$(31,269)	$79,987
Net income (loss) per share
Basic	$0.73	$0.86	$0.98	$(0.45)	$1.20
Diluted	$0.71	$0.83	$0.95	$(0.45)	$1.18
Shares used in computing net income (loss) per share:
Basic	80,529	77,988	75,825	69,094	66,812
Diluted	83,040	80,294	78,080	69,094	68,064
		December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Working capital(4)	$326,758	$236,699	$295,637	$180,056	$117,335
Total assets	756,312	649,264	476,943	355,240	279,341
Total long-term liabilities	19,224	10,366	6,222	961	229
Stockholders’ equity	$581,317	$490,781	$377,747	$273,036	$218,540
 ___________________________________
(1)Net revenues for the year ended December 31, 2011 include eight months of revenues from our Scanners and CAD/CAM Services segment of approximately $28.0 million as a result of our acquisition of Cadent on April 29, 2011.  Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.
(2)Gross profit for the year ended December 31, 2012 included acquisition and integration related costs of $0.2 million, amortization of intangible assets of $0.9 million, and exit costs of $0.5 million. Gross profit for the year ended December 31, 2011 included acquisition and integration related costs of $0.4 million, amortization of intangible assets of $0.7 million, and exit costs of $0.8 million.  For years ended December 31, 2010 and 2009, gross profit included amortization of prepaid royalties of $0.8 million and $6.2 million, respectively, related to the litigation settlement with Ormco.  In addition, 2010 gross profit also included the $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

(3)Income (loss) from operations, net income (loss) before provision for (benefit from) income taxes, and net income (loss) included:

◦	$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners in 2010.

◦	$36.6 million of goodwill impairment, $1.3 million acquisition and integration related costs, $4.5 million of amortization of intangible assets, and $0.8 million of exit costs in 2012.

◦	$10.0 million acquisition and integration related costs, $3.2 million of amortization of intangible assets, and exit costs of $1.1 million in 2011.

◦	$0.8 million and $6.2 million of amortization of prepaid royalties related to the litigation settlement with Ormco in 2010 and 2009, respectively.

◦	$4.5 million related to the class action litigation settlement with Leiszler in 2010.

◦
$8.7 million benefit related to an insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation in 2010.

◦	Litigation settlement charge of $69.7 million related to Ormco in 2009.

◦	Restructuring charges of $1.3 million and $6.2 million in 2009 and 2008, respectively.

◦	$64.6 million benefit to income taxes as a result of the release of a tax valuation allowance on most of our deferred tax assets in 2008.
(4)Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Overview
Align Technology, Inc. is a global medical device company that pioneered the invisible orthodontics market with the introduction of the Invisalign system in 1999. Today, we are focused on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide. Our international headquarters are located in Amsterdam, the Netherlands. We have two operating segments: (1) Clear Aligner, known as the Invisalign system; and (2) Scanner and CAD/CAM Services ("SCCS"), known as the iTero intra-oral scanners and OrthoCAD services.
We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. orthodontists in 1999 followed by U.S General Practitioner Dentists (GPs) in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia-Pacific, Latin America, and EMEA, and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera retainers. By 2011, we launched Invisalign G3 and Invisalign G4, which includes significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign to the People’s Republic of China. Most recently, we launched SmartTrack, the next generation of Invisalign clear aligner material which became the new standard aligner material for Invisalign clear aligner products in North America and Europe beginning January 21, 2013 and for other international markets where we have received regulatory approval in the first quarter of 2013.
In 2011, we acquired Cadent Holdings, Inc., a leading provider of 3D digital scanning solutions for orthodontics and dentistry, and makers of the iTero intra-oral scanner and OrthoCAD services. We believe that the combination of Align’s and Cadent’s technologies and capabilities creates greater growth opportunities for Align by bringing innovative new Invisalign treatment tools to customers and by extending the value of intra-oral scanning in dental practices. Intra-oral scanners provide a dental “chair-side” platform for accessing valuable digital diagnosis and treatment tools, with potential for enhancing accuracy of records, treatment efficiency, and the overall patient experience. We believe there are numerous benefits for customers and the opportunity to accelerate the adoption of Invisalign through interoperability with our intra-oral scanners. The use of digital technologies such as CAD/CAM for restorative dentistry or in-office restorations has been growing rapidly and intra-oral scanning is a critical part of enabling these new digital technologies and procedures in dental practices. Since the acquisition, we have launched significant product options and software enhancements to the scanner product line. In late 2012, we commercially launched the Invisalign Outcome Simulator, the first Invisalign chair-side application powered by the iTero scanner. The interactive application provides dentists and orthodontists an enhanced platform for patient education and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. The new iTero scanner was available in North America beginning in February 2013 and will be available soon thereafter in select international markets as a single hardware platform with software options for restorative or orthodontic procedures.
The Invisalign system is offered in more than 45 countries and has been used to treat more than 2.0 million patients. Our iTero intra-oral scanner is available in over 25 countries and provide dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,800 dental labs worldwide.
Our goal is to establish the Invisalign system as the standard method for treating malocclusion and to establish our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans, ultimately driving increased product adoption by dental professionals. We intend to achieve this by focusing on the key strategic initiatives set forth in the Business Strategy section in this Annual Report on Form 10-K.
In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2013 and beyond, which are described below:

•
Product innovation and clinical effectiveness. We recently announced the introduction of SmartTrack, a proprietary, custom engineered, aligner material, designed to deliver gentle, more constant force to improve control of tooth movements with Invisalign clear aligner treatment, will build on the success we have seen with Invisalign G3/G4 and encourage even greater confidence and adoption in our customers’ practices. Although the introduction of SmartTrack will result in higher cost of goods sold and reduction in gross margins in our clear aligner segment due to higher material costs, we believe these innovations are important contributors to increase utilization across our channels worldwide. Additionally, we recently introduced the new iTero scanner, which is a single hardware platform with software options for restorative or orthodontic procedures, Invisalign interoperability, as well as the Invisalign Outcome Simulator, our first chair-side application powered by our iTero scanner. We believe that over the long-term these types of product and clinical innovations will increase adoption of Invisalign and increase sales of our intra-oral scanners. However, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the previous 11 quarters are as follows:

___________________
*Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the fourth quarter of 2012 decreased slightly to 4.1 cases per doctor compared to 4.2 cases in the third quarter driven primarily by the decrease in utilization by our North American Orthodontic customers from 7.7 to 7.3 cases per doctor as well as expansion of our submitting International customers. This decrease by our North American Orthodontic customers reflects a decline in the number of teen-aged cases shipped as teen case starts are down in the fourth quarter following the seasonally busier summer months. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

•
Number of new Invisalign doctors trained. We continue to expand our Invisalign customer base through training new doctors. In 2012, Invisalign growth was driven primarily by the continued expansion of our customer base as we trained a total of 6,845 new orthodontists and GPs in North America and internationally. We expect to train approximately 7,220 doctors in 2013.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expansion into new markets. On a year over year basis, international volume increased 23%, driven primarily by growth in our direct business in Europe as well as by continued strong performance by our distribution partners. Although sales through our distribution partners represented 8% of total worldwide case shipments in 2012, sales through our distributors, particularly our partner covering the Asia-Pacific region, continued to grow at a faster rate than direct sales in other international geographic regions and we expect this trend to continue in the near term. Based on the continued progress in the Asia-Pacific region, we expect to revert to a direct sales model in this region beginning in the second quarter of 2013. Therefore, we will not renew our distribution agreement when it expires in April 2013. As a result, on May 1, 2013, four of the largest indirect country markets of Australia, New Zealand, Hong Kong and Singapore will revert back to a direct sales region and we will begin to recognize direct sales of Invisalign products sold in that region at our full average selling price ("ASP") rather than at the discounted average sales price under the distribution agreement.   In 2012, this distributor accounted for approximately 3% of worldwide revenues, and we expect them to become an even more meaningful contributor to revenue growth beginning in May 2013. In the near term, however, the assumption of the direct operating costs will offset the uplift to ASPs. Although we expect volumes and revenues will increase, we may experience difficulties in achieving the anticipated financial benefits. We expect the remaining eight indirect country markets in Brunei, Indonesia, Macau, Malaysia, Philippines, South Korea, Taiwan, Thailand and Vietnam as well as the EMEA and Latin America regions will continue under a distribution model.

•
Increased Sales Force Coverage. Our direct sales organization in North America is comprised of a team of territory managers and to a lesser extent, territory specialists. These territory specialists are used to enhance coverage in larger territories, especially with our lower volume GP customers. Due to the success of this sales coverage model, in 2013 we expect to add approximately 20 sales representatives in 2013, predominantly in North America. In addition, when we transition our Asia-Pacific distributor to a direct sales model in May 2013, we will acquire approximately 15 additional sales representatives in that region.

•
Vivera Retainer Shipment Consolidation in North America. In the first quarter of 2013, we began consolidating Vivera retainer product shipments into one shipment per year rather than four shipments per year as had been our practice. As a result, our first quarter results will reflect approximately $4 million benefit to revenue associated with our Vivera product as we will recognize nine additional months of the subscription revenue in the first quarter instead of recognizing it ratably every quarter for one year. In addition, we will also begin to reduce freight costs as we make this change.

•
International Scanner and CAD/CAM Services.In October 2012, we reached a mutual agreement to terminate the exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the non-exclusive distribution agreement for iTero intra-oral scanners in North America effective December 31, 2012. The global market for restorative dentistry is far more fragmented and complex than orthodontics with hundreds of thousands of labs, suppliers, general dentists and specialists. In Europe, adoption of digital restorative technology has been slowed due to challenging economic conditions and reluctance to invest in capital equipment. In view of these conditions, we expect to have very few scanner sales internationally in the near term as we determine the most effective way to re-stage growth in this market. Our direct sales model remains unchanged in North America where most of the scanner and CAD/CAM services revenue is generated.

•
Increase in Invisalign Selling Price. In recent years, we have significantly increased investment in research and development resulting in product innovations, such as Invisalign G3, Invisalign G4 and SmartTrack clear aligner material. We have also continued to increase our consumer advertising spending to drive more patient demand. In addition, beginning January 1, 2013, the Federal Government imposed a new excise tax on medical device manufacturers, and Invisalign clear aligners are considered a taxable medical device. As a result of this new tax and our continued investments in research and development and consumer advertising, we increased our Invisalign pricing by adding $26.00 to $50.00 per case compared to 2012 prices, effective January 1, 2013. For 2013, we expect that the impact on our average sales price from this price increase will be offset somewhat by an expected increases in our rebate program due to the anticipated increase in utilization by our customers, increased volume from our lower price products, including Invisalign Express 5 and Invisalign i7, as well as slightly higher material costs for the SmartTrack clear aligner material. The prices for Invisalign Teen, Invisalign retainers, and Vivera retainers will remain unchanged.

•
2013 Operating expenses. We expect operating expenses to increase in 2013 compared to 2012 due to the increase in North American sales force coverage, the acquisition of the direct sales force in Asia-Pacific, and the inclusion of the medical device excise tax, which was enacted into law as part of the comprehensive healthcare reform legislation in March 2010.

•
Balance sheet reclassification. Subsequent to our Results of Operations and Financial Conditions on Form 8-K filed with the SEC on January 30, 2013, we have made a $3.2 million reclassification of deferred revenues, which is a short-term liability to long-term deferred revenues which is included in other long-term liabilities in our consolidated balance sheet presented in this Form 10-K. This reclassification was not considered to be material and did not have an impact to our consolidated statement of cash flows or operations for 2012.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and income in our consolidated financial statements.

Results of Operations

Net revenues by Reportable Segment Comparison for Years Ended December 31, 2012, 2011 and 2010:

We group our operations into two reportable segments: Clear Aligner segment and Scanners and CAD/CAM Services segment.

•
Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera retainers, along with our training and ancillary products for treating malocclusion.

•
Our Scanners and CAD/CAM Services segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our Scanner and CAD/CAM Services segment by region and product for the years ended December 31, 2012, 2011 and 2010 as follows (in millions):

	Years Ended December 31,
Clear Aligner	2012	Net Change	% Change	2011	Net Change	% Change	2010
Region and Channel
North America
Ortho	$172.5	$25.0	16.9%	$147.5	$30.1	25.6%	$117.4
GP	188.6	20.7	12.3%	167.9	22.8	15.7%	145.1
Total North America	361.1	45.7	14.5%	315.4	52.9	20.2%	262.5
International	124.8	13.3	11.9%	111.5	21.4	23.8%	90.1
Invisalign Teen deferred revenue release	—	—	N/A	—	(14.3)	N/A	14.3
Invisalign non-case revenues	30.7	6.0	24.3%	24.7	4.5	22.3%	20.2
Total (1)	$516.6	$65.0	14.4%	$451.6	$64.5	16.7%	$387.1
Product
Invisalign Full	$338.6	$36.3	12.0%	$302.3	$37.5	14.2%	$264.8
Invisalign Express/Lite	51.5	8.9	20.9%	42.6	8.0	23.1%	34.6
Invisalign Teen(2)	67.1	12.6	23.1%	54.5	1.7	3.2%	52.8
Invisalign Assist	28.7	1.3	4.7%	27.4	12.7	86.4%	14.7
Invisalign non-case revenues	30.7	5.9	23.8%	24.8	4.6	22.8%	20.2
Total	$516.6	$65.0	14.4%	$451.6	$64.5	16.7%	$387.1
Scanners and CAD/CAM Services (3):
Region
North America	$42.2	$18.2	75.8%	$24.0	$24.0	N/A	$—
International	1.2	(2.9)	(70.7)%	4.1	4.1	N/A	—
Total	$43.4	$15.3	54.4%	$28.1	$28.1	N/A	$—
Product
Scanners	$20.0	$6.7	50.4%	$13.3	$13.3	N/A	$—
CAD/CAM Services	23.4	8.6	58.1%	14.8	14.8	N/A	—
Total	$43.4	$15.3	54.4%	$28.1	$28.1	N/A	$—
Total Revenue	$560.0	$80.3	16.7%	$479.7	$92.6	N/A	$387.1
__________________________________

(1) In the fourth quarter of 2012, we identified an error that the actual case refinement usage rate was lower than our estimate and, as a result, we recorded a net revenue release of $4.9 million previously deferred for case refinement of which $5.2 million was a correction of an error of which $4.5 million relates to the first three quarters for the fiscal year 2012 and $0.7 million relates to the fiscal year 2011. The adjustment was not material to any quarter within 2012. The net amount of $4.9 million is not material to the results of operations for twelve months ended December 31, 2012.

(2 Net revenues for the year ended December 31, 2010 includes a $14.3 million release of revenue previously deferred for Invisalign Teen replacement aligners.  Excluding the $14.3 million for the Invisalign Teen replacement aligners, the percentage change from 2010 to 2011 was approximately 41.6%.

(3) As the acquisition of Cadent closed on April 29, 2011, the year ended December 31, 2011 balances for Scanners and CAD/CAM Services only reflect eight months of revenues.

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Years Ended December 31,
Region and Channel	2012	Net Change	% Change	2011	Net Change	% Change	2010
North America:
Ortho	137.0	21.6	18.7%	115.4	25.1	27.8%	90.3
GP	139.7	16.5	13.4%	123.2	14.1	12.9%	109.1
Total North American Invisalign	276.7	38.1	16.0%	238.6	39.2	19.7%	199.4
International Invisalign	86.8	16.0	22.6%	70.8	9.3	15.1%	61.5
Total Invisalign case volume	363.5	54.1	17.5%	309.4	48.5	18.6%	260.9
Product
Invisalign Full	235.0	28.7	13.9%	206.3	26.6	14.8%	179.7
Invisalign Express/Lite	58.7	14.5	32.8%	44.2	6.8	18.2%	37.4
Invisalign Teen	48.3	10.3	27.1%	38.0	9.3	32.4%	28.7
Invisalign Assist	21.5	0.6	2.9%	20.9	5.8	38.4%	15.1
Total Invisalign case volume	363.5	54.1	17.5%	309.4	48.5	18.6%	260.9
Fiscal Year 2012 compared to Fiscal Year 2011

Total net revenues increased $80.3 million in 2012 primarily as a result of volume growth of 17.5% across all regions and customer channels in our Clear Aligner segment and the inclusion of a full year of Scanner and CAD/CAM Services (SCCS) segment activity in 2012 compared to eight months in 2011.

Clear Aligner

Revenue from our Clear Aligner segment, increased by 14.4% due to increased case volumes across all products partially offset by lower ASP. Additionally, in the fourth quarter of 2012, we determined that the actual case refinement usage rate was lower than our estimate and, as a result, Invisalign revenue includes the release of $4.9 million of revenue previously deferred for case refinement (refer to Item 8 on this Form 10-K for further discussion).

North American revenue growth of 14.5% was driven by increased volumes of 16% in the Ortho Channel and GP channels due to higher utilization and an increased number of doctors submitting cases. ASP's were slightly lower due to increased discounting from our volume rebate program and a product mix shift towards our lower priced products.

International revenue growth of 11.9% was mainly due to volume increases of 22.6% across all products offset by lower ASP's due to higher discounts, unfavorable foreign exchange rates and a product mix shift towards distributor sales and lower priced products.

Invisalign non-case revenues, consisting of training fees and sales of ancillary products, were higher in 2012 compared to 2011 primarily due to increased sales of our Vivera product and training.

Scanner and CAD/CAM Services
Revenue from our Scanner and CAD/CAM Services segment, consisting of scanner and CAD/CAM services, increased by $15.3 million as a result of $18.2 million increase in North America revenue related to higher scanner volume from a full year of activity in 2012 compared to eight months in 2011. This is partially offset by a $2.9 million decrease in international revenue due to lower scanner volume as a result of the termination of our exclusive distribution agreement with Straumann for iTero intra-oral scanners. The financial results of Cadent have been included in this segment since the acquisition date on April 29, 2011.
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

Cost of net revenues and gross profit (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Clear Aligner
Cost of revenues	$110.6	$13.5	$97.1	$13.4	$83.7
% of net segment revenues	21.4%		21.5%		21.6%
Gross profit	$406.0	$51.3	$354.7	$51.3	$303.4
Gross margin %	78.6%		78.5%		78.4%
Scanners and CAD/CAM Services (1)
Cost of revenues	$33.0	$11.6	$21.4	$21.4	$—
% of net segment revenues	75.9%		76.3%		—
Gross profit	$10.4	$3.9	$6.5	$6.5	$—
Gross margin %	24.1%		23.7%		—
Total cost of revenues	$143.6	$25.1	$118.5	$34.8	$83.7
% of net revenues	25.7%		24.7%		21.6%
Gross profit	$416.4	$55.2	$361.2	$57.8	$303.4
Gross margin %	74.3%		75.3%		78.4%
__________
(1) The Scanners and CAD/CAM services segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect the activity since that date.

Cost of net revenues for our Clear Aligner and SCCS includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation expense.

Fiscal Year 2012 compared to Fiscal Year 2011

Clear Aligner

Gross margin remained fairly consistent 2012 compared to 2011 largely benefiting from higher sales volume that resulted in a decrease in cost per case offset by lower ASPs.

Scanner and CAD/CAM Services

Gross margin improved slightly in 2012 compared to 2011 primarily resulting from lower acquisition, integration, and exit costs partially offset by lower ASPs from our scanners as well as higher training costs.

Fiscal Year 2011 compared to Fiscal Year 2010

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

Sales and marketing (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Sales and marketing	$152.0	$9.8	$142.2	$28.2	$114.0
% of net revenues	27.1%		29.6%		29.5%
Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, expenses for trade shows and industry events, product marketing and stock-based compensation expense.
Sales and marketing expense increased in 2012 compared to 2011 due primarily due to higher payroll and payroll-related costs of approximately $5.0 million which was largely attributable to the inclusion of Cadent's headcount for the full twelve months of 2012 as compared to only eight months in 2011. We also incurred higher costs related to advertising and industry events of approximately $4.4 million.
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

General and administrative (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
General and administrative	$95.8	$6.6	$89.2	$24.4	$64.8
% of net revenues	17.1%		18.6%		16.7%
General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.
General and administrative expense for 2012 increased compared to 2011 largely due to higher legal and consulting fees of approximately $10.8 million related to ongoing litigation. We also incurred higher facility related expenses of approximately $2.5 million as a result of the inclusion of Cadent's operations for a full twelve months in 2012 compared to only eight months during 2011. Our payroll and payroll-related expenses were also higher by $2.1 million mainly due to our annual compensation adjustments and an increase in headcount. These costs were partially offset by lower consulting, accounting and legal fees of approximately $7.4 million that were directly related to the acquisition of Cadent in 2011 and lower amortization expense of approximately $2.1 million related to our non-compete agreements which were fully amortized in 2011.
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

Research and development (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Research and development	$42.9	$5.7	$37.2	$11.2	$26.0
% of net revenues	7.7%		7.7%		6.7%
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, corporate allocations, facility and facility related costs, conducting clinical and pre-commercialization trials and testing and stock-based compensation expense.
Research and development expense increased in 2012 compared to 2011 primarily due to payroll and payroll-related costs of approximately $5.5 million which was largely attributed to the inclusion of Cadent's headcount for the full twelve months of 2012 compared to only eight months in 2011.
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

Impairment of goodwill (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Impairment of goodwill	$36.6	$36.6	$—	$—	$—
% of net revenues	6.5%		—%		—%

During the third quarter of 2012, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. As a result of our analysis, we recorded a preliminary goodwill impairment charge during the third quarter of 2012 of $24.7 million and an additional $11.9 million during the fourth quarter of 2012, representing a change in estimate upon finalizing our 2013 annual budget process, for a total impairment charge of $36.6 million. None of the goodwill impairment charge was deductible for tax purposes, and there was no additional impairment that resulted from our annual goodwill impairment test during the fourth quarter of 2012. Refer to Note 5 for details of the impairment analysis.

Litigation settlement costs (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Litigation settlement costs	$—	$—	$—	$(4.5)	$4.5

On October 19, 2010, we entered into a memorandum of understanding to resolve a complaint filed by Dr. Leiszler. As a result, we recorded a total litigation settlement charge of $4.5 million in 2010 for settlement costs. There were no litigation settlement costs in 2012 and 2011.

Insurance settlement (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Insurance settlement	$—	$—	$—	$8.7	$(8.7)

In June 2010, we received an $8.7 million insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.  There were no insurance settlements in 2012 or 2011.

Amortization of acquired intangible assets (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Amortization of acquired intangible assets	$3.5	$1.1	$2.4	$2.4	$—
Amortization of acquired intangible assets increased in 2012 compared to 2011 reflecting a full twelve months of amortization expense for 2012 related to the Cadent acquisition in April 2011 compared to only eight months in 2011.
Amortization of acquired intangibles for 2011 was approximately $2.4 million which were related to trademarks and customer relationships that were acquired as part of the Cadent acquisition in 2011.
Interest income and other expense, net (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Interest income	$0.8	$0.2	$0.6	$—	$0.6
Other expense, net	(2.1)	(1.1)	(1.0)	0.3	(1.3)
Total interest income and other expense, net	$(1.3)	$(0.9)	$(0.4)	$0.3	$(0.7)
Interest income and other expense, net, include interest income earned on cash balances, interest expense, foreign currency translation gains and losses and other miscellaneous charges.
Interest income in 2012 was largely consistent with 2011. Other expense, net increased in 2012 compared to 2011 by $1.1 million reflecting increase in foreign exchange losses during 2012.
Interest income in 2011 was consistent with 2010.  Other expense, net decreased in 2011 compared to 2010 by $0.3 million reflecting increase in foreign exchange gain during 2011.

Provision for income taxes (in millions):

	Years Ended December 31,
	2012	Change	2011	Change	2010
Provision for income taxes	$25.6	$2.4	$23.2	$(4.6)	$27.8
Effective tax rates	30.4%		25.8%		27.2%
The effective tax rate was 30.4%, 25.8%, and 27.2%, in fiscal years 2012, 2011, and 2010, respectively.  Our effective tax rates in these fiscal years differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, and foreign tax credits, partially offset by state income tax expense, the tax impact of certain stock-based compensation charges and, in fiscal year 2012, impairment of goodwill which is not deductible for tax purposes.
As of December 31, 2012, approximately $109.2 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S.  Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon.  Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
We assess the likelihood that we will be able to recover our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we expect to recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at December 31, 2012 included historical operating profits and a projection of future income. As of December 31, 2012, we had a valuation allowance of approximately $27.1 million, mostly related to foreign net operating loss carryforward deferred tax assets because we cannot forecast sufficient future foreign source income to realize these deferred tax assets.  These net operating loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized at some point in the future.
At December 31, 2012, we had federal net operating loss carryforwards of approximately $78.7 million, which, if not used, will begin to expire in 2026.  These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized.  Furthermore, we have California net operating loss carryforwards of approximately $62.1 million, which, if not used, will begin to expire in 2013.  At December 31, 2012, we had research credit carryforwards of approximately $5.0 million for federal purposes and $3.4 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire in 2021.  The California state credit can be carried forward indefinitely.
On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which would retroactively extend the federal research tax credit for two years through December 31, 2013.  As a result, we expect to record a favorable benefit of approximately $0.5 million during the first quarter of 2013.

Liquidity and Capital Resources
We fund our operations from product sales and the proceeds from the sale of our common stock.  As of December 31, 2012, 2011 and 2010, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash and cash equivalents	$306,386	$240,675	$294,664
Short-term investments	28,485	7,395	8,615
Long-term investments	21,252	—	9,089
Total	$356,123	$248,070	$312,368
Cash flows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash flow provided by (used in):
Operating activities	$133,778	$130,469	$129,529
Investing activities	(78,300)	(211,606)	(15,920)
Financing activities	10,205	27,241	14,707
Effects of exchange rate changes on cash and cash equivalents	28	(93)	(139)
Net increase (decrease) in cash and cash equivalents	$65,711	$(53,989)	$128,177
As of December 31, 2012, we had $356.1 million in cash, cash equivalents, and marketable securities.  Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which include corporate bonds, U.S. dollar denominated foreign corporate bonds, and U.S. government agency bonds.
As of December 31, 2012, approximately $135.1 million of cash was held by our foreign subsidiaries.  We have not provided additional U.S. income taxes or additional foreign withholding taxes on approximately $109.2 million of undistributed foreign subsidiary earnings that are intended to be permanently reinvested outside the U.S. $105.4 million of the total undistributed foreign earnings relate to Costa Rica.  In the event such earnings are repatriated to the U.S., the earnings would be subject to additional U.S. income taxes reduced by any foreign taxes paid.
Operating Activities

For the year ended December 31, 2012, cash flows from operations of $133.8 million resulted primarily from our net income of approximately $58.7 million million as well as the following:
Non-cash activities

•	Impairment of goodwill related to our SCCS reporting unit was $36.6 million.

•	Stock-based compensation was $21.5 million related to our equity incentive compensation granted to employees.

•	Depreciation and amortization were $17.8 million related to our fixed assets and acquired intangible assets.

•	Deferred taxes were $17.8 million primarily due to the utilization of deferred tax assets.

•	Excess tax benefit from our share-based payments were $17.2 million.

•	Other non-cash activities were $2.0 million.
Changes in working capital

•	Accounts receivable increased by $9.1 million due to the increase in revenues during 2012, reducing our cash inflow from operating activities.

•
Inventories increased by $5.7 million which was primarily due to increased production volumes for our intra-oral scanner products for the move to our new facility in Israel as well as procuring the new SmartTrack material for our clear aligners, increasing our cash outflow from operating activities.

•	Prepaid expenses and other assets increased $3.9 million primarily due to the timing of software license and insurance policy renewals, increasing our cash outflow from operations.

•	Accrued and other long-term liabilities increased by $2.9 million primarily due to higher deferred tax liabilities, decreasing our cash outflow from operations.

•	Deferred revenue increased by $12.4 million primarily due to higher sales with deferred revenue components in 2012, increasing our cash inflow from operations.
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

Changes in working capital

•
Accrued and other long-term liabilities increased by $37.1 million primarily due to the an increase of compensation and related employee benefits, income tax payable and other sales and marketing costs, decreasing our cash outflow from operations.

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

•
Accrued and other long-term liabilities increased by $19.7 million primarily due to the Leiszler class action settlement and an increase of our income tax payable and other sales and marketing costs, decreasing our cash outflow from operations.

•	Deferred revenue increased by $2.2 million primarily due to higher sales with deferred revenue components in 2010, increasing our cash inflow from operations.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable, resulted in a net decrease of $0.9 million, increasing our cash inflow from operations.
Investing Activities
Net cash used in investing activities was $78.3 million for the year ended December 31, 2012, primarily consisted of our purchase of marketable securities of $67.5 million and property and equipment purchases of $38.3 million.  These costs were partially offset by net maturities of marketable securities of $25.2 million and the release of $2.5 million of funds related to unclaimed merger consideration for the acquisition of Cadent on April 29, 2011.
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
Financing Activities
Net cash provided by financing activities was $10.2 million for the year ended December 31, 2012 resulting from approximately $42.3 million in proceeds from the issuance of our common stock and approximately $17.2 million from excess tax benefit from our share-based compensation arrangements.  These proceeds were partially offset by approximately $47.2 million common stock repurchases and $2.1 million of taxes paid for our employees’ vesting of restricted stock units.
Net cash provided by financing activities was $27.2 million for the year ended December 31, 2011 primarily resulting from approximately $25.5 million in proceeds from the issuance of our common stock and approximately $11.4 million from excess tax benefit from our share-based arrangements.  These proceeds were partially offset by approximately $7.8 million common stock repurchases and $2.0 million of taxes paid for our employees’ vesting of restricted stock units.
Net cash provided by financing activities was $14.7 million for the year ended December 31, 2010 primarily resulting from approximately $11.8 million in proceeds from the issuance of our common stock and approximately $4.0 million from excess tax benefit from our share-based arrangements.  These proceeds were partially offset by approximately $1.0 million of taxes paid for our employees’ vesting of restricted stock units.
Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity.  However, in 2006, we began granting restricted stock units (“RSUs”) which, unlike stock options, do not generate cash from exercises.  As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because RSUs are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2012, 2011, and 2010, we paid $2.1 million, $1.9 million, and $1.1 million of taxes related to RSUs that vested during the period for executive officers, respectively.

Stock Repurchase
On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market.  During 2012, we repurchased approximately 1.7 million shares of common stock at an average price of $27.28 per share for an aggregate purchase price of approximately $47.2 million including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $15.4 million and increased accumulated deficit by $31.8 million.  All repurchased shares were retired. As of December 31, 2012, there remains $95.1 million under our existing stock repurchase authorization.
Contractual Obligations/Off Balance Sheet Arrangements
The impact that our contractual obligations as of December 31, 2012 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating lease obligations	$25,718	$7,289	$11,424	$7,005	$—
Our contractual obligations table above excludes approximately $20.6 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2012.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.
We had no off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2012.
We believe that our current cash and cash equivalents and marketable debt securities combined with our positive cash flows from operations will be sufficient to fund our operations for at least the next 12 months.  If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations.  There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all.  If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations.  Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Indemnification Provisions
In the normal course of business to facilitate transactions in our services and products, we indemnify certain parties: customers, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2012, we did not have any material indemnification claims that were probable or reasonably possible.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements.  We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, goodwill and finite-lived assets and related impairment, and income taxes.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates.  Actual results could differ from those estimates.
We believe the following critical accounting policies and estimates affect our more significant judgments used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standard Board (“FASB”)Emerging Issues Task Force.
Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of products/equipment, services and extended warranties.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered product/equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

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

•
TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar products or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

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
Clear Aligner
We enter into arrangements (“treatment plans”) that involve multiple future product deliverables.  For example, included in the price of Invisalign Full, Invisalign Teen and Invisalign Assist, we offer optional case refinement, which is a finishing tool used to adjust a patient's teeth to the desired final position.  Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment.  Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered at any time throughout treatment.
We use VSOE adjusted by estimated usage rates for case refinements and replacement aligners to determine the relative selling price.  In the absence of VSOE, we determine our best estimate of selling price, as if it is sold on a stand-alone basis, and take into consideration our pricing and discounting strategies, market conditions, as well as historical price.  We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.
We determined that our treatment plans, except Invisalign Assist with progress tracking, are comprised of three possible deliverables that represent separate units of accounting: single-batched aligners, case refinement and replacement aligners.  We allocate revenue for each treatment plan based on each unit's relative selling price and recognize the revenue upon the delivery of each unit in the treatment plan.
For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (“a batch”). Beginning January 1, 2011, we were able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience.  The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped. Prior to January 1, 2011, revenue was deferred upon the first batch shipment and was recognized upon the final batch shipment. The Vivera retainer includes four shipments per year, and revenue is recognized ratably as each shipment occurs. In the first quarter of 2013, we will begin to consolidate Vivera Retainer product shipments down to one shipment per year, compared to the current process of four shipments per year.
Prior to January 1, 2011, we used VSOE as fair value to allocate revenue to the case refinement and replacement aligner deliverables.  We deferred the fair value of case refinement and replacement aligner deliverables based on estimated usage rates and recognized the residual revenue upon initial batch shipment.  The deferred revenue was subsequently recognized as the refinement and replacement aligners were shipped.
Scanners and CAD/CAM Services
We recognize revenues from the sales of iTero and iOC intra-oral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services and OrthoCAD services such as OrthoCAD iCast, OrthoCAD iQ, and OrthoCAD iRecord.  We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, installed and on-site training completed, when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated.   Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later and free cases or training is included as a deliverable in the multiple-element arrangement assessment.  Returns of products, excluding warranty related returns, are infrequent and insignificant.
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
When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our pricing and discounting strategies.  We will continue to review our estimates as we continue to integrate Cadent into our business.
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
Stock-based Compensation Expense
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award.  We estimate the fair value of stock options using a Black-Scholes valuation and Monte Carlo simulation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Goodwill and finite-lived acquired intangible assets
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the reporting units based on relative synergies generated.

Our intangible assets primarily consist of intangible assets acquired as part of the Cadent acquisition.  These assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.
Impairment of goodwill, finite-lived acquired intangible assets and long-lived assets
Goodwill
We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting unit are based on relative synergies generated as a result of an acquisition.  The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit.  We determine the fair value of our reporting units based on the present value of estimated future cash flows under the income approach of the reporting units as well as various price or market multiples applied to the reporting unit's operating results along with the appropriate control premium under the marketing approach, both of which are classified as level 3 within the fair value hierarchy (as described in Note 2 in our consolidated financial statements).  If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill.  Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.
Interim Testing
We test our goodwill balances for impairment annually on November 30th or more frequently if indicators are present or circumstances change that suggest an impairment may exist. During the third quarter of 2012, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual impairment tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. These indicators included the termination of an exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the termination of their non-exclusive distribution arrangement for iTero intra-oral scanners in North America, together with market conditions and business trends within the SCCS reporting unit. While we continue to expect revenue growth in our SCCS business, our expectations for future growth and profitability rates projected for the SCCS reporting unit are lower than our previous estimates primarily driven by overall lower than expected financial results.

As a result, we performed step one analysis for our SCCS reporting unit, which consists of a comparison of the fair value of the SCCS reporting unit against its carrying amount, including the goodwill allocated to it. In deriving the fair value of the SCCS reporting unit, we utilized a combination of both the income and market approach, which are classified as level 3 within the fair value hierarchy. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit's operating results and then applies an appropriate control premium in order to reconcile to our market capitalization. As a result of our step one analysis, we concluded that the fair value of the SCCS reporting unit was less than its carrying value, therefore, we proceeded to perform step two of the goodwill impairment analysis.

Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment, and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the SCCS reporting unit. We recorded a preliminary goodwill impairment charge during the third quarter of 2012 of $24.7 million and an additional $11.9 million during the fourth quarter of 2012, representing a change in estimate upon finalizing our 2013 annual budget process, for a total impairment charge of $36.6 million. None of the goodwill impairment charge was deductible for tax purposes.

Annual Impairment Test

In addition to our interim goodwill testing for our SCCS reporting unit, we also performed our annual goodwill impairment test for both our reporting units, Clear Aligner and SCCS, on November 30th, in accordance with our accounting policy. In step one, we compare the carrying value of our reporting units to the estimated fair value as determined by both the income and market approaches. For our Clear Aligner reporting unit, we determined that the estimated fair value significantly exceeded its carrying value and therefore was not at risk for impairment.

For our SCCS reporting unit, we concluded that the carrying value of this reporting unit exceeded its estimated fair value, therefore, we proceeded to step two of the goodwill impairment analysis. As a result, we performed step two of the goodwill impairment analysis to quantify the amount of impairment, if any, based on our analysis as of November 30, 2012. In this step, the estimated fair value of the entire SCCS reporting unit was allocated to all of the assets and liabilities in a hypothetical analysis that calculated the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. The allocation process was performed only for purposes of measuring the goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, we did not record any impairment charge under our step two analysis as the implied fair value of the allocated goodwill exceeded the carrying value as of November 30, 2012 by approximately 10%. A change in any one of the key assumptions as described below would result in an additional impairment:

•	A 1.9 percentage point decrease to the discount rate used to determine the fair value of our Customer relationship intangible asset.

•	A 12 percentage point increase in the costs to support new customers which is factored in the fair value of our Customer relationship intangible asset.

•	A one percentage point decrease in the terminal growth rate assumption in the discounted cash flow model used in the income approach.

In conjunction with our goodwill impairment test, we tested for recoverability of the SCCS asset group including the carrying value of the intangible assets and concluded the asset group including the intangible assets was not impaired as determined by the undiscounted cash flows of the asset group under the long-lived asset impairment guidance. As such, no writedown of the intangible assets were recorded as of November 30th or during 2012.

Although no impairment existed for the intangible assets, because the carrying value of intangible assets included in step one of the goodwill impairment test are significantly higher than the hypothetical fair value of the reporting unit's intangible assets used in step two of the goodwill impairment test, the SCCS reporting unit will continue to fail step one of the goodwill impairment test. We have determined that, for the foreseeable reporting periods, the SCCS reporting unit will continue to fail step one of the goodwill impairment test but may pass step two.
In fiscal years 2011 and 2010 we performed the annual goodwill impairment testing during the fourth quarter for our reporting unit(s) and found no impairment as the fair value of our reporting unit(s) was significantly in excess of the carrying value.

Finite-lived intangible assets and long-lived assets
We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate.  If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.  There were no asset impairments during 2012, 2011 or 2010.
Accounting for Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the applicable tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

We assess the likelihood that we will be able to recover our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at December 31, 2012 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2012, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.
Accounting guidance for stock-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable.  Such unrecognized deferred tax benefits totaled $23.0 million as of December 31, 2012 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable. We follow the tax law ordering method to determine when excess tax benefits have been realized and consider only the direct impacts of awards when calculating the amount of windfalls or shortfalls.
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $109.2 million of undistributed earnings for certain foreign subsidiaries as of the end of the year ended December 31, 2012. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
Recent Accounting Pronouncements
See Note 1 “Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations.
Interest Rate Risk
Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities.   Our cash equivalents and investments are fixed-rate short-term and long-term securities.   Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2012, we had approximately $49.7 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
We do not have interest bearing liabilities as of December 31, 2012 and therefore, we are not subject to risks from immediate interest rate increases.
Currency Rate Risk
We operate in North America, Europe, Asia-Pacific, Costa Rica and Israel . As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the

future.   We sell our products in the local currency for the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their local currencies as discussed further below. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.   The impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results of Operations

	Three Months Ended
	2012					2011
	31-Dec		30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	(in thousands, except per share data ) (unaudited )
Net revenues(1)	$142,840	*	$136,496	$145,626	$135,079	$128,905	$125,894	$120,086	$104,856
Gross profit(2)	106,478		100,350	108,800	100,760	95,550	92,370	91,137	82,226
Income from operations(3)	17,071		4,503	36,012	28,006	26,430	26,312	16,595	21,023
Net income (loss)(3)	9,559		(353)	28,492	20,984	20,449	19,264	11,162	15,841
Net income per share:
Basic	$0.12		$(0.00)	$0.35	$0.26	$0.26	$0.25	$0.14	$0.21
Diluted	$0.12		$(0.00)	$0.34	$0.26	$0.25	$0.24	$0.14	$0.20
Shares used in computing net income per share:
Basic	81,043		81,437	80,384	79,235	78,737	78,455	77,888	76,844
Diluted	82,981		81,437	82,954	81,856	80,849	80,266	80,321	79,361
__________________________________
* In the fourth quarter of 2012, we identified an error that the actual case refinement usage rate was lower than our estimate and, as a result, we recorded a net revenue release of $4.9 million previously deferred for case refinement of which $5.2 million was a correction of an error of which $4.5 million relates to the first three quarters for the fiscal year 2012 and $0.7 million relates to the fiscal year 2011. The adjustment was not material to any quarter within 2012. The net amount of $4.9 million is not material to the results of operations for twelve months ended December 31, 2012.

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

(2)
Gross profit for the quarter ended March 2012 included acquisition and integration related costs of $0.1 million, amortization of intangible assets of $0.3 million, and exit costs of $0.3 million. Gross profit for the quarter ended June 2012 included acquisition and integration related costs of $0.1 million, amortization of intangible assets of $0.2 million, and exit costs of $0.1 million. Gross profit for the quarter ended September 2012 included acquisition and integration related costs of $0.1 million, amortization of intangible assets of $0.2 million, and exit costs of $0.1 million. Gross profit for the quarter ended December 2012 amortization of intangible assets of $0.2 million. Gross profit for the quarter ended June 2011 included acquisition and integration related costs of $0.1 million and amortization of intangible assets of $0.2 million.   Gross profit for the quarter ended September 2011 included acquisition and integration related costs of $0.2 million, amortization of intangible assets of $0.3 million and exit costs of $0.2 million.   Gross profit for the quarter ended December 2011 included acquisition and integration related costs of $0.1 million, amortization of intangible assets of $0.3 million, and exit costs of $0.6 million.

(3)	Income (loss) from operations and net income (loss) included:

•	$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners for quarter ended June 2010.

•	Acquisition and integration related costs of $0.7 million for the quarter ended March 2012, $0.3 million for the quarter ended June 2012, and $0.2 million for the quarter ended September 2012.

•
Acquisition and integration related costs of $1.5 million for the quarter ended March 2011, $5.9 million for the quarter ended June 2011, $1.5 million for the quarter ended September 2011 and $1.1 million for the quarter ended December 2011.

•
Amortization of intangible assets of $1.1 million for the quarter ended March 2012, $1.1 million for the quarter ended June 2012, $1.0 million for the quarter ended September 2012 and $1.0 million for the quarter ended December 2011

•	Amortization of intangible assets of $0.8 million for the quarter ended June 2011, $1.1 million for the quarter ended September 2011 and $1.3 million for the quarter ended December 2011.

•	Exit costs of $0.5 million for the quarter ended March 2012, $0.2 million for the quarter ended June 2012, and $0.1 million for the quarter ended September 2012.

•	Exit costs of $0.2 million for the quarter ended September 2011 and $0.8 million for the quarter ended December 2011.

•	Impairment of goodwill of $24.7 million for the quarter ended September 2012 and $11.9 million for the quarter ended December 2012.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Align is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.   Our internal control over financial reporting is designed by, or under supervision of, our CEO and CFO, and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.   Internal control over financial reporting includes those policies and procedures that:

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Align's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment and those criteria, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer
March 1, 2013

/S/ KENNETH B. AROLA
Kenneth B. Arola
Vice President, Finance and Chief Financial Officer
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Align Technology, Inc. and subsidiaries:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.   In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.   Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.   Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.   Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audits also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers, LLP
San Jose, California
March 1, 2013

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenues	$560,041	$479,741	$387,126
Cost of revenues	143,653	118,458	83,709
Gross profit	416,388	361,283	303,417
Operating expenses:
Sales and marketing	152,041	142,174	114,013
General and administrative	95,840	89,152	64,790
Research and development	42,869	37,154	25,997
Impairment of goodwill	36,591	—	—
Litigation settlement costs	—	—	4,549
Insurance settlement	—	—	(8,666)
Amortization of acquired intangible assets	3,455	2,443	—
Total operating expenses	330,796	270,923	200,683
Income from operations	85,592	90,360	102,734
Interest income	757	552	555
Other expense, net	(2,053)	(971)	(1,286)
Net income before provision for income taxes	84,296	89,941	102,003
Provision for income taxes	25,605	23,225	27,750
Net income	$58,691	$66,716	$74,253
Net income per share:
Basic	$0.73	$0.86	$0.98
Diluted	$0.71	$0.83	$0.95
Shares used in computing net income per share:
Basic	80,529	77,988	75,825
Diluted	83,040	80,294	78,080

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$58,691	$66,716	$74,253
Net change in cumulative translation adjustment	129	10	(19)
Change in unrealized gains (losses) on available-for sale securities, net of tax	28	(98)	(302)
Other comprehensive income (losses)	157	(88)	(321)
Comprehensive income	$58,848	$66,628	$73,932
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$306,386	$240,675
Restricted cash	1,575	4,026
Marketable securities, short-term	28,485	7,395
Accounts receivable, net of allowance for doubtful accounts and returns of $2,484 and $780, respectively	98,992	91,537
Inventories	15,122	9,402
Prepaid expenses and other current assets	35,233	31,781
Total current assets	485,793	384,816
Marketable securities, long-term	21,252	—
Property, plant and equipment, net	79,191	53,965
Goodwill	99,236	135,383
Intangible assets, net	45,777	50,022
Deferred tax assets	21,609	22,337
Other assets	3,454	2,741
Total assets	$756,312	$649,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,549	$19,265
Accrued liabilities	74,247	76,600
Deferred revenues	61,975	52,252
Total current liabilities	155,771	148,117
Other long-term liabilities	19,224	10,366
Total liabilities	174,995	158,483
Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,611 and 78,776 issued and outstanding in 2012 and 2011, respectively)	8	8
Additional paid-in capital	670,732	607,240
Accumulated other comprehensive income, net	203	46
Accumulated deficit	(89,626)	(116,513)
Total stockholders’ equity	581,317	490,781
Total liabilities and stockholders’ equity	$756,312	$649,264

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011 and 2010
(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2009	74,568	$7	$525,073	$455	$(252,499)	$273,036
Net income	—	—	—	—	74,253	74,253
Net change in unrealized gain from available-for sale securities	—	—	—	(19)	—	(19)
Net change in cumulative translation adjustment	—	—	—	(302)	—	(302)
Comprehensive net loss						73,932
Issuance of common stock relating to employee equity compensation plans	1,822	1	11,821	—	—	11,822
Tax withholdings related to net share settlements of restricted stock units		—	(1,080)	—	—	(1,080)
Excess tax provision from share based payment arrangements	—	—	3,965	—	—	3,965
Stock based compensation	—	—	16,072	—	—	16,072
Balances at December 31, 2010	76,390	8	555,851	134	(178,246)	377,747
Net income	—	—	—	—	66,716	66,716
Net change in unrealized loss from available-for sale securities	—	—	—	10	—	10
Net change in cumulative translation adjustment		—	—	(98)	—	(98)
Comprehensive net income						66,628
Issuance of common stock relating to employee equity compensation plans	2,708	—	25,501	—	—	25,501
Tax withholdings related to net share settlements of restricted stock units		—	(1,897)	—	—	(1,897)
Common stock repurchased and retired	(322)	—	(2,771)	—	(4,983)	(7,754)
Excess tax benefit from share based payment arrangements	—	—	11,391	—	—	11,391
Stock based compensation	—	—	19,165	—	—	19,165
Balances at December 31, 2011	78,776	8	607,240	46	(116,513)	490,781
Net income	—	—	—	—	58,691	58,691
Net change in unrealized loss from available-for sale securities	—	—	—	28	—	28
Net change in cumulative translation adjustment		—	—	129	—	129
Comprehensive net income						58,848
Issuance of common stock relating to employee equity compensation plans	3,565	—	42,327	—	—	42,327
Tax withholdings related to net share settlements of restricted stock units		—	(2,106)	—	—	(2,106)
Common stock repurchased and retired	(1,730)	—	(15,399)	—	(31,804)	(47,203)
Excess tax benefit from share based payment arrangements	—	—	17,187	—	—	17,187
Stock based compensation	—	—	21,483	—	—	21,483
Balances at December 31, 2012	80,611	$8	$670,732	$203	$(89,626)	$581,317
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$58,691	$66,716	$74,253
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	17,783	5,842	17,307
Depreciation and amortization	13,440	12,112	11,386
Stock-based compensation	21,483	19,165	16,072
Amortization of intangibles	4,371	5,365	2,800
Amortization of prepaid royalties	—	—	827
Excess tax benefit from share-based payment arrangements	(17,187)	(11,391)	(3,965)
Impairment of goodwill	36,591	—	—
Other	1,989	118	256
Changes in assets and liabilities, excluding the effects of business combinations:
Accounts receivable	(9,138)	(21,693)	(12,184)
Inventories	(5,718)	(4,058)	(508)
Prepaid expenses and other assets	(3,853)	(2,681)	(1,212)
Accounts payable	(6)	7,535	2,612
Accrued and other long-term liabilities	2,943	37,105	19,705
Deferred revenues	12,389	16,334	2,180
Net cash provided by operating activities	133,778	130,469	129,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(187,588)	—
Restricted cash	2,471	(4,026)	—
Purchase of property, plant and equipment	(38,333)	(30,404)	(18,031)
Purchase of marketable securities	(67,511)	—	(18,334)
Maturities of marketable securities	25,198	10,317	20,590
Proceeds from sale of equipment	—	95	—
Other assets	(125)	—	(145)
Net cash used in investing activities	(78,300)	(211,606)	(15,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	42,327	25,501	11,822
Common stock repurchase	(47,203)	(7,754)	—
Excess tax provision benefit from share-based payment arrangements	17,187	11,391	3,965
Employees’ taxes paid upon the vesting of restricted stock units	(2,106)	(1,897)	(1,080)
Net cash provided by financing activities	10,205	27,241	14,707
Effect of foreign exchange rate changes on cash and cash equivalents	28	(93)	(139)
Net increase (decrease) in cash and cash equivalents	65,711	(53,989)	128,177
Cash and cash equivalents, beginning of year	240,675	294,664	166,487
Cash and cash equivalents, end of year	$306,386	$240,675	$294,664
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Business Description
Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 in Delaware and focuses on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients.  We are headquartered in San Jose, California with offices worldwide.  Our international headquarters are located in Amsterdam, the Netherlands.  We have two operating segments, (1) Clear Aligner, known as the Invisalign system, and (2) Scanners and CAD/CAM Services ("SCCS"), known as the iTero intra-oral scanner and OrthoCAD services.
Basis of presentation and preparation
The consolidated financial statements include the accounts of Align and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.  Certain amounts within revenues and cost of revenues in prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported gross profit or financial position.
In connection with the preparation of the consolidated financial statements, we evaluated events subsequent to the balance sheet date through the financial statement issuance date and determined that all material transactions have been recorded and disclosed properly.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, stock-based compensation, revenue recognition, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted cash
Our restricted cash balances as of December 31, 2012 and 2011 were approximately $1.6 million and $4.0 million, respectively, which are primarily unclaimed merger consideration related to the acquisition of Cadent Holdings, Inc. ("Cadent") on April 29, 2011.
Marketable securities
We invest primarily in money market funds, U.S. government agencies, U.S. dollar dominated foreign corporate bonds and domestic corporate bonds.
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
Foreign currency
For our international subsidiaries where the U.S. dollar is the functional currency, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Adjustments from translating certain European, Asia-Pacific, and Israel subsidiaries’ financial statements from the local currency to the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheets.  This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period.  As of December 31, 2012, we had $0.1 million in accumulated other comprehensive income, net related to the translation of our foreign subsidiaries’ financial statements. As of December 31. 2011, foreign currency translation adjustment in accumulated other comprehensive income, net related to the translation of our foreign subsidiaries’ financial statements were not material.
Our other international entities operate in a U.S. dollar functional currency environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S. dollar at current exchange rates except for non-monetary assets and liabilities which are remeasured at historical exchange rates.  Revenues and expenses are generally remeasured at an average exchange rate in effect during each period.  Gains or losses from foreign currency remeasurement are included in other income (expense).  For the year ended December 31, 2012 and 2011 foreign currency gains were not significant, and for the year ended December 31, 2010, we incurred a gain of $0.6 million, which was included in other income (expense).
Certain risks and uncertainties
Our operating results depend to a significant extent on our ability to market and develop our products.  The life cycles of our products are difficult to estimate due, in part, to the effect of future product enhancements and competition.  Our inability to successfully develop and market our products as a result of competition or other factors would have a material adverse effect on our business, financial condition and results of operations.

Our cash and investments are held primarily by two financial institutions. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable.  We invest excess cash primarily in money market funds of major financial institutions, U.S. government agencies, U.S. dollar dominated foreign corporate bonds and domestic corporate bonds.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. economy.  We provide credit to customers in the normal course of business.  Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed.  We maintain reserves for potential credit losses and such losses have been within management’s expectations.  No individual customer accounted for 10% or more of our accounts receivable at December 31, 2012 and 2011, or net revenues in 2012, 2011, and 2010.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the U.S., the Food and Drug Administration (“FDA”) regulates the design, manufacture, distribution, pre-clinical and clinical study, clearance and approval of medical devices.  Products developed by us may require approvals or clearances from the FDA or other international regulatory agencies prior to commercialized sales.  There can be no assurance that our products will receive any of the required approvals or clearances.  If we were denied approval or clearance or such approval was delayed, it may have a material adverse impact on us.
We have manufacturing operations located outside the U.S.  We currently rely on our manufacturing facility in Costa Rica to prepare digital treatment plans using a sophisticated, internally developed computer-modeling program.  In addition, we manufacture our clear aligners and distribute our intra-oral scanners at our facility in Juarez, Mexico and we produce our handheld scanner wand in Or Yehuda, Israel.  Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations such as hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability, particularly as a result of increased levels of violence in Juarez, Mexico; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences.  If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.
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
Property, plant and equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. We amortize leasehold improvements over the shorter of the remaining lease term of up to five years or the estimated useful lives of the assets. We depreciate buildings over periods up to 20 years. Land is not depreciated. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use.  Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in operating expenses.  Maintenance and repairs are expensed as incurred.
Goodwill and finite-lived acquired intangible assets
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting units based on relative synergies generated.
Our intangible assets primarily consist of intangible assets acquired as part of the Cadent acquisition.  These assets are amortized using the straight-line method over their estimated useful lives of one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.
Impairment of goodwill and long-lived assets
We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting units is based on the relative synergies generated as a result of an acquisition.
The impairment test for goodwill is a two-step process.  Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit.  We determine the fair value of our reporting units based on the present value of estimated future cash flows as well as various price or market multiples applied to the reporting unit's operating results along with the appropriate control premium, which are classified as level 3 within the fair value hierarchy (as described in Note 2).  If the carrying amount of the reporting unit is in excess of its fair value, step two

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill.  Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.
We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate.  If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.  There were no asset impairments during 2012, 2011 or 2010.
Development costs for internal use software
Costs relating to internal use software are accounted for in accordance with the provisions of accounting for the costs of computer software developed or obtained for internal use.  Capitalized software costs are amortized over the estimated useful life of three years.  Development costs for internal use software for 2012, 2011, and 2010 were not material.

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
Scanners and CAD/CAM Services
We warrant our intra-oral scanners for a period of one year, which include materials and labor.  We accrue for these warranty costs based on average historical repair costs.  An extended warranty may be purchased for additional fees.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for customers that are not able to make payments.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness.  Actual write-offs have not materially differed from the estimated allowance.
Revenue Recognition
We recognize revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standard Board (“FASB” )Emerging Issues Task Force.
Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of products/equipment, services and extended warranties.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered product/equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists second on third-party evidence (“TPE”) if it exists and on estimated selling price (“ESP”) if neither VSOE or TPE exist.

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

•
TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparable amount of similar products or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

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
Clear Aligner
We enter into arrangements (“treatment plans”) that involve multiple future product deliverables.  For example, included in the price of Invisalign Full, Invisalign Teen and Invisalign Assist, we offer optional case refinement, which is a finishing tool used to adjust a patient's teeth to the desired final position.  Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment.  Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered at any time throughout treatment.
We use VSOE adjusted by estimated usage rates for case refinements and replacement aligners to determine the relative selling price.  In the absence of VSOE, we determine our best estimate of selling price, as if it is sold on a stand-alone basis, and take into consideration our pricing and discounting strategies, market conditions, as well as historical price.  We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.
We determined that our treatment plans, except Invisalign Assist with progress tracking, are comprised of three possible deliverables that represent separate units of accounting: single-batched aligners, case refinement and replacement aligners.  We allocate revenue for each treatment plan based on each unit's relative selling price and recognize the revenue upon the delivery of each unit in the treatment plan.
For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (“a batch”). Beginning January 1, 2011, we were able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience.  The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped. Prior to January 1, 2011, revenue was deferred upon the first batch shipment and was recognized upon the final batch shipment. The Vivera retainer includes four shipments per year, and revenue is recognized ratably as each shipment occurs.
Prior to January 1, 2011, we used VSOE as fair value to allocate revenue to the case refinement and replacement aligner deliverables.  We deferred the fair value of case refinement and replacement aligner deliverables based on estimated usage rates and recognized the residual revenue upon initial batch shipment.  The deferred revenue was subsequently recognized as the refinement and replacement aligners were shipped.
Scanners and CAD/CAM Services
We recognize revenues from the sales of iTero and iOC intra-oral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services and OrthoCAD services such as OrthoCAD iCast, OrthoCAD iQ, and OrthoCAD iRecord.  We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, installed and on-site training completed, when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated.   Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later and free cases or training is included as a deliverable in the multiple-element arrangement assessment.  Returns of products, excluding warranty related returns, are infrequent and insignificant.
Services: Service revenue, including iTero restorative and all OrthoCAD services are recognized upon delivery or ratably over the contract term as the specified services are performed.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Extended Warranties: We offer customers an option to purchase extended warranties on certain products.   We recognize revenue on these extended warranty contracts ratably over the life of the contract.  The costs associated with these extended warranty contracts are recognized when incurred.
When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our pricing and discounting strategies.  We will continue to review our estimates as we continue to integrate Cadent into our business.
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
Legal Proceedings and Litigations
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflect the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range.
Research and development
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, facility and facility related costs, corporate allocations and conducting clinical and pre-commercialization trial and testing. These costs are expensed as incurred.
Advertising costs
The cost of advertising and media is expensed as incurred.  For the years ended December 31, 2012, 2011 and 2010 advertising costs totaled $23.6 million, $21.2 million and $20.2 million, respectively.
Common stock repurchase
We repurchase our own common stock from time to time in the open market when our Board of Directors approve a stock repurchase program. We account for these repurchase under the accounting guidance for equity where we allocate the total repurchase value that are in excess over par between additional paid in capital and retained earnings. All shares repurchased are retired.
Operating leases
We leases office spaces, automobiles and equipment under operating leases with original lease periods up to 7 years.  Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Certain leases have adjustments for market provisions.
Income taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the applicable tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

We assess the likelihood that we will be able to recover our deferred tax assets. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. The available positive evidence at December 31, 2012 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2012, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.
Accounting guidance for stock-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable. We follow the tax law ordering method to determine when excess tax benefits have been realized and consider only the direct impacts of awards when calculating the amount of windfalls or shortfalls.
Stock-based compensation
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award.  We estimate the fair value of stock options using a Black-Scholes valuation and Monte Carlo simulation model for our market-performance based stock awards, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Comprehensive income (loss)
Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.   Comprehensive income (loss), including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported net of their related tax effect.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")” . This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. This standard will be effective for our first quarter of 2013, and we are currently evaluating the impact of this pronouncement on our consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements
As of December 31, 2012 and 2011, the estimated fair value of our short-term and long-term investments, classified as available for sale, are as follows (in thousands):
Short-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,646	$1	$—	$4,647
Corporate bonds	18,767	7	(4)	18,770
U.S. dollar dominated foreign corporate bonds	5,060	9	(1)	5,068
Total	$28,473	$17	$(5)	$28,485

Long-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$2,069	$1	$—	$2,070
Corporate bonds	16,132	16	(7)	16,141
U.S. dollar dominated foreign corporate bonds	3,038	4	(1)	3,041
Total	$21,239	$21	$(8)	$21,252
Short-term

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,135	$—	$(1)	$4,134
U.S. dollar dominated foreign corporate bonds	1,248	—	(5)	1,243
U.S. government agency bonds	2,015	3	—	2,018
Total	$7,398	$3	$(6)	$7,395

We did not have any long-term marketable securities as of December 31, 2011.
 For the years ended December 31, 2012 and 2011, realized losses were immaterial. Cash and cash equivalents were not included in the table above as the gross unrealized gains and losses were not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of December 31, 2012. Amounts reclassified to earnings from unrealized gain or losses were immaterial in 2012 and 2011.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds and commercial paper that have a maximum maturity of two years. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2012, these securities had a weighted average remaining duration of approximately 10 months (in thousands).

December 31,
2012
One year or less	$28,485
One year through two years	21,252
$49,737
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
Our Level 1 assets consist of money market funds and commercial paper.  We did not hold any Level 1 liabilities as of December 31, 2012 or 2011.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Our Level 2 assets consist of commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, U.S. government agency bonds, and our Israeli severance funds that are mainly invested in insurance policies. We obtain these fair values for level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.
We did not hold any Level 2 liabilities as of December 31, 2012 or 2011.
Level 3—Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.  Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow ("DCF") methodologies or similar valuation techniques, as well as significant management judgment or estimation.
We did not hold any Level 3 assets or liabilities as of December 31, 2012 or 2011.
Non-Recurring Fair Value Measurements

During 2012, we recorded a goodwill impairment charge of $36.6 million related to our SCCS reporting unit as an event occurred or circumstances changed that led us to perform a goodwill impairment analysis between the annual test which required us to determine the fair value of the SCCS reporting unit (Refer to Note 5). These fair value measurements were calculated using unobservable inputs, using both the income and market approach, which are classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates. The primary input for the market approach include market multiples for guideline companies that operate in a similar business environment.
The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,166	$86,166	$—
Commercial paper	950	—	950
Short-term investments:
Commercial paper	4,647	—	4,647
Corporate bonds	18,770	—	18,770
U.S. dollar denominated foreign corporate bonds	5,068	—	5,068
Long-term investments:
U.S. government agency bonds	2,070	—	2,070
Corporate bonds	16,141	—	16,141
U.S. dollar denominated foreign corporate bonds	3,041	—	3,041
Long-term other assets:
Israeli severance funds	2,218	—	2,218
	$139,071	$86,166	$52,905

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,897	$86,897	$—
Short-term investments:
Corporate bonds	4,134	—	4,134
U.S. dollar denominated foreign corporate bonds	1,243	—	1,243
U.S. government agency bonds	2,018		2,018
Long-term other assets:
Israeli severance funds	1,859	—	1,859
	$96,151	$86,897	$9,254

Note 3. Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$7,629	$4,542
Work in process	3,889	2,486
Finished goods	3,604	2,374
	$15,122	$9,402

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.
Property and equipment
Property and equipment consist of the following (in thousands):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2012	2011
Clinical and manufacturing equipment	$83,821	$59,991
Computer hardware	22,706	19,096
Computer software	20,346	18,972
Furniture and fixtures	6,808	5,797
Leasehold improvements	12,388	4,588
Building	1,868	1,913
Land	1,162	1,162
Construction in progress	16,027	17,913
Total	165,126	129,432
Less: Accumulated depreciation and amortization	(85,935)	(75,467)
	$79,191	$53,965
As of December 31, 2012, construction in progress consisted primarily of costs for capital equipment to be placed in service in the next year.  Depreciation and amortization was $13.4 million, $12.1 million, and $11.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued payroll and benefits	$39,621	$41,827
Accrued sales rebate	8,333	8,358
Accrued sales tax and value added tax	5,253	7,052
Accrued sales and marketing expenses	4,088	3,508
Accrued warranty	4,050	3,177
Accrued accounts payable	2,866	3,048
Accrued professional fees	2,349	654
Unclaimed merger consideration	1,575	4,026
Accrued income taxes	572	426
Other	5,540	4,524
	$74,247	$76,600

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

Scanners

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We warrant our scanners for a period of one year from the date of training and installation. We accrue for these warranty costs which includes materials and labor based on estimated historical repair costs. Extended service packages may be purchased for additional fees.

Warranty accrual as of December 31, 2012 and 2011 consists of the following activity (in thousands):

Warranty accrual, December 31, 2010	$2,607
Charged to cost of revenues	3,319
Assumed warranty from Cadent	340
Actual warranty expenditures	(3,089)
Warranty accrual, December 31, 2011	3,177
Charged to cost of revenues	4,637
Actual warranty expenditures	(3,764)
Warranty accrual, December 31, 2012	$4,050

Note 4. Business Combinations
On April 29, 2011, we completed the acquisition of Cadent for an aggregate cash purchase price of approximately $187.6 million, acquiring all of Cadent's outstanding common and preferred stock.   Cadent is a 3D digital scanning solutions for orthodontics and dentistry.   We believe that the combination of Align’s and Cadent’s technologies and capabilities creates greater growth opportunities for Align by bringing innovative new Invisalign treatment tools to customers and by extending the value of intra-oral scanning in dental practices.
The following table summarizes the allocation of the purchase price as of April 29, 2011 (in thousands):

Assets	$15,745
Property, plant and equipment	3,624
Acquired identifiable intangible assets:
Trademarks (one to fifteen year useful lives)	7,100
Existing technology (thirteen year useful life)	12,600
Customer relationships (eleven year useful life)	33,500
Goodwill	135,349
Liabilities assumed	(20,330)
Total	$187,588

In 2011, we incurred direct transaction costs of approximately $6.4 million that include investment banking, legal and accounting fees, and other external costs directly related to the acquisition. These costs were expensed as incurred as part of our operating expenses.

Goodwill of $135.3 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of the goodwill is deductible for tax purposes. In connection with the acquisition, we allocated approximately $77.3 million of the goodwill from the Cadent acquisition to our Scanner and CAD/CAM Services ("SCCS") reporting unit and approximately $58.0 million to our Clear Aligner reporting unit based on the expected relative synergies generated by the acquisition. During the third quarter of 2012, we determined that goodwill for our SCCS reporting unit should be tested for impairment between annual impairment tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. We recorded a total impairment charge of $36.6 million for the SCCS for 2012 after finalizing step two of our analysis.  See Note 5 for discussion of our goodwill impairment.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2012, Cadent contributed net revenues of approximately $43.5 million and gross profit of approximately $10.4 million respectively. During the period of May 2011 through December 2011, Cadent contributed net revenues of approximately $28.0 million and gross profit of approximately $6.5 million. Sales, marketing, development and administrative activities for our Clear Aligner and SCCS reporting units were integrated during the post-acquisition period, therefore the operating results below gross profit are not available.
The following table presents the results of Align and Cadent for year ended December 31, 2011 and 2010, on an unaudited pro forma basis, as though the companies had been combined as of the beginning of January 1, 2010.   The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2011 and 2010 or of results that may occur in the future (in thousands):

	Year Ended December 31,
	2011	2010
Net revenues	$492,468	$425,025
Net income	$62,116	$69,952

Note 5. Goodwill and Intangible Assets
Goodwill
The change in the carrying value of goodwill for the year ended December 31, 2012 by our reportable segments, which are also our reporting units, are as follows (in thousands):

	Clear Aligner	Scanners and CAD/CAM Services	Total
Balance as of December 31, 2010	$478	$—	$478
Goodwill from the Cadent acquisition	57,967	76,938	134,905
Balance as of December 31, 2011	58,445	76,938	135,383
Adjustment to goodwill (1)	98	346	444
Impairment of goodwill	—	(36,591)	(36,591)
Balance as of December 31, 2012	$58,543	$40,693	$99,236
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

Impairment of Goodwill
Interim Testing
We test our goodwill balances for impairment annually on November 30th or more frequently if indicators are present or circumstances change that suggest an impairment may exist. During the third quarter of 2012, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual impairment tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. These indicators included the termination of an exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the termination of their non-exclusive distribution arrangement for iTero intra-oral scanners in North America, together with market conditions and business trends within the SCCS reporting unit. While we continue to expect revenue growth in our SCCS business, our expectations for future growth and profitability rates projected for the SCCS reporting unit are lower than our previous estimates primarily driven by overall lower than expected financial results.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, we performed step one analysis for our SCCS reporting unit, which consists of a comparison of the fair value of the SCCS reporting unit against its carrying amount, including the goodwill allocated to it. In deriving the fair value of the SCCS reporting unit, we utilized a combination of both the income and market approach, which are classified as level 3 within the fair value hierarchy. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit's operating results and then applies an appropriate control premium in order to reconcile to our market capitalization. As a result of our step one analysis, we concluded that the fair value of the SCCS reporting unit was less than its carrying value, therefore, we proceeded to perform step two of the goodwill impairment analysis.

Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment, and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the SCCS reporting unit. We recorded a preliminary goodwill impairment charge during the third quarter of 2012 of $24.7 million and an additional $11.9 million during the fourth quarter of 2012, representing a change in estimate upon finalizing our 2013 annual budget process, for a total impairment charge of $36.6 million. None of the goodwill impairment charge was deductible for tax purposes.

Annual Impairment Test

In addition to our interim goodwill testing for our SCCS reporting unit, we also performed our annual goodwill impairment test for both our reporting units, Clear Aligner and SCCS, on November 30th, in accordance with our accounting policy. In step one, we compare the carrying value of our reporting units to the estimated fair value as determined by both the income and market approaches. For our Clear Aligner reporting unit, we determined that the estimated fair value significantly exceeded its carrying value and therefore was not at risk for impairment.

For our SCCS reporting unit, we concluded that the carrying value of this reporting unit exceeded its estimated fair value, therefore, we proceeded to step two of the goodwill impairment analysis. As a result, we performed step two of the goodwill impairment analysis to quantify the amount of impairment, if any, based on our analysis as of November 30, 2012. In this step, the estimated fair value of the entire SCCS reporting unit was allocated to all of the assets and liabilities in a hypothetical analysis that calculated the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. The allocation process was performed only for purposes of measuring the goodwill impairment, and not to adjust the carrying values of recognized tangible assets or liabilities. Accordingly, we did not record any impairment charge under our step two analysis as the implied fair value of the allocated goodwill exceeded the carrying value as of November 30, 2012 by approximately 10%. A change in any one of the key assumptions as described below would result in an additional impairment:

•	A 1.9 percentage point decrease to the discount rate used to determine the fair value of our Customer relationship intangible asset.

•	A 12 percentage point increase in the costs to support new customers which is factored in the fair value of our Customer relationship intangible asset.

•	A one percentage point decrease in the terminal growth rate assumption in the discounted cash flow model used in the income approach.

In conjunction with our goodwill impairment test, we tested for recoverability of the SCCS asset group including the carrying value of the intangible assets and concluded the asset group including the intangible assets was not impaired as determined by the undiscounted cash flows of the asset group under the long-lived asset impairment guidance. As such, no writedown of the intangible assets were recorded as of November 30th or during 2012.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although no impairment existed for the intangible assets, because the carrying value of intangible assets included in step one of the goodwill impairment test are significantly higher than the hypothetical fair value of the reporting unit's intangible assets used in step two of the goodwill impairment test, the SCCS reporting unit will continue to fail step one of the goodwill impairment test. We have determined that, for the foreseeable reporting periods, the SCCS reporting unit will continue to fail step one of the goodwill impairment test but may pass step two.
In fiscal years 2011 and 2010 we performed the annual goodwill impairment testing during the fourth quarter for our reporting unit(s) and found no impairment as the fair value of our reporting unit(s) was significantly in excess of the carrying value.
Acquired Intangible Assets
In conjunction with our goodwill impairment analysis, we tested our long-lived assets, including the acquired intangible assets, related to the SCCS reporting unit during the third quarter of 2012 and again as part of our annual impairment test. Based on the undiscounted cash flows of each test, we determined that these assets were not impaired. Information regarding our intangible assets either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Gross Carrying Amount as of December 31, 2012	Accumulated Amortization	Net Carrying Value as of December 31, 2012
Trademarks	$7,100	$(895)	$6,205
Existing technology	12,600	(1,642)	10,958
Customer relationships	33,500	(5,002)	28,498
Other	125	(9)	116
	$53,325	$(7,548)	$45,777

	Gross Carrying Amount as of December 31, 2011	Accumulated Amortization	Net Carrying Value as of December 31, 2011
Trademarks	$7,100	$(404)	$6,696
Existing technology	12,600	(735)	11,865
Customer relationships	33,500	(2,039)	31,461
	$53,200	$(3,178)	$50,022

Amortization of the acquired existing technology is recorded in cost of revenue, while the amortization of acquired trademarks and customer relationships are included in operating expenses.  The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Amortization of acquired intangible assets
In cost of revenue	$907	$735
In operating expense	3,464	2,443
Total	$4,371	$3,178
The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2012 is as follows (in thousands):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year
2013	$4,537
2014	4,492
2015	4,470
2016	4,470
2017	4,470
Thereafter	23,338
Total	$45,777
There were no impairments recorded in 2011.

Note 6. Litigation Settlements
Ormco
On August 16, 2009, we entered into three agreements with Ormco Corporation (“Ormco”), an affiliate of Danaher Corporation (“Danaher”): a Settlement Agreement, a Stock Purchase Agreement, and a Joint Development, Marketing and Sales agreement (“Collaboration Agreement”).   The Settlement Agreement ended all pending litigations between the parties, and we agreed to (1) make a cash payment of $13.2 million upon the execution of the agreement and (2) issue a total of 7.6 million non-assessable shares of common stock pursuant to the Stock Purchase Agreement.   The settlement value was allocated between past infringement and future use of the patent based on total case shipments during the period of infringement.  We attributed $69.7 million to past infringement claims, based on case shipments from September 9, 2003 through August 16, 2009.  This was recorded as litigation settlement costs and included in our operating expenses.  Additional royalty costs based on case shipments between August 17, 2009 through January 19, 2010 totaling $7.0 million were recorded as prepaid royalties as of the settlement date.  We amortized $6.2 million of the prepaid royalties to cost of sales for the year ended December 31, 2009 and the remaining $0.8 million was amortized during first quarter of 2010.  There was no litigation settlement during 2012 or 2011.

OrthoClear Insurance Settlement
In June 2010, we received an $8.7 million insurance settlement under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation.   This insurance settlement was included in our 2010 operating expenses.  There was no insurance settlement during 2012 or 2011.
Leiszler
On May 10, 2010, Christopher J. Leiszler filed a complaint against us in the United States District Court for the Northern District of California.   The complaint alleged that we implemented unfair and fraudulent requirements for the prescription of Invisalign through the Invisalign Proficiency Requirements for minimum case submission and continuing education credits requirements.   In January 2010 Dr. Leiszler’s Invisalign provider status was suspended for failing to meet the Proficiency Requirements. Dr. Leiszler sued on behalf of himself and all others similarly situated.   The complaint sought a refund of the price paid to us for Invisalign training.   On October 19, 2010, we entered into a memorandum of understanding to resolve this litigation, and on November 30, 2010, we executed a formal Stipulation of Settlement.   On December 23, 2010, the Court granted preliminary approval of the proposed settlement and on April 8, 2011, granted final approval of the settlement.   The settlement took effect on May 18, 2011.  Under the terms of the settlement, class members who did not elect to receive the cash remedy prior to the Court-ordered deadline will be reinstated to prescribe Invisalign treatment after the effective date under certain circumstances.   In January 2011, we deposited approximately $8.0 million into an escrow account to pay eligible class members who elected the cash remedy, as well as legal fees and other costs.   We recorded a total litigation settlement charge of $4.5 million during the third and fourth quarter of 2010 for this settlement.   In early June 2011, payments were made from the escrow account to class members who elected the cash remedy and the remaining balance of the escrow has been refunded to Align, except for a nominal amount which has been retained for administrative purposes.  As of December 31, 2012, we have no further liability related to this matter.

Note 7. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between April 23, 2012 and October 17, 2012 ( the "Securities Action"). The complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the purported class period our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts.  The complaint seeks monetary damages in an unspecified amount, costs and attorney's fees. The hearing on the motion for appointment of lead plaintiff is currently scheduled for May 30th, 2013. Align intends to vigorously defend itself against these allegations.  Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's officers and directors in the Superior Court of California, County of Santa Clara. The allegations in the complaint are similar to those presented in the Securities Action, but the complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

In addition, in the course of Align's operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align's view of these matters may change in the future as litigation and events related thereto unfold; Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align's financial position, results of operations or cash flows.

Note 8. Credit Facilities
On December 14, 2010, we renegotiated and amended our existing credit facility with Comerica Bank. Under this revolving line of credit, we had $30.0 million of available borrowings until its expiration on December 31, 2012.   The interest rate on borrowings ranged from Libor plus 1.5% to 2.0% depending upon the amount of cash we maintained at Comerica Bank.   This credit facility required a quick ratio covenant and also required us to maintain a minimum unrestricted cash balance of $10.0 million.   Additionally, in the event our unrestricted cash deposited was less than $55.0 million, the unused facility fee would increase from 0.050% per quarter to 0.125% per quarter.   As of December 31, 2012, this credit facility expired, and we had no outstanding borrowings under this credit facility and are in compliance with the financial covenants.

Note 9. Commitments and Contingencies
Operating leases
We rent our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements. Facility leases expire at various dates through 2017 and thereafter and provide for pre-negotiated fixed rental rates during the terms of the lease.
We have a facility in San Jose, Costa Rica used for the digital planning of our clear aligner treatments and interpretation for our iTero scanners. The facility comprises approximately 63,000 square feet of manufacturing and office space. The monthly rent in 2012 for the Costa Rica facility was approximately $87,000.   We renewed the lease in March 2008 for an additional five year term, which commenced in October 2008 and expires in September 2013.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also have a facility in Juarez, Mexico used to manufacture clear aligners and components of our intra-oral scanners. This facility comprises approximately 68,000 square feet of manufacturing and office space with a monthly rent in 2012 of approximately $32,000. We assumed the lease from International Manufacturing Solutions in December 2008 and it will expire in July 2013.
For our Scanner and CAD/CAM Service, we lease 47,000 square feet of manufacturing and office space in Or Yehuda, Israel, where we produce our handheld intra-oral scanner wand and have operations and general and administrative functions.  The monthly rent for this facility is approximately $90,000 and will expire in October 2017.
Our European headquarters are located in Amsterdam, the Netherlands. In 2011, the original lease agreement was amended to expand our Amsterdam facility to approximately 26,000 square feet of office space. This lease will expire in May 2017 and the monthly rent in 2012 for the Amsterdam facility was approximately $45,000.
Our U.S. headquarters are located in San Jose, California. The facility comprises of approximately 129,000 square feet used for research and development and administration. The lease agreement commenced in June 2010 and expires in August 2017. The monthly rent in 2012 for our corporate headquarters was approximately $150,000.
We recognize rent expense on a straight-line basis over the lease period, and accrued for any rent expense incurred but not paid. Total rent expense was $6.9 million, $6.1 million and $4.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum future lease payments for non-cancelable leases as of December 31, 2012, are as follows (in thousands):

Fiscal Year	Operating leases
2013	7,289
2014	6,387
2015	5,037
2016	4,758
2017	2,247
Thereafter	—
Total minimum lease payments	$25,718

Off-balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions
In the normal course of business to facilitate transactions in our services and products, we indemnify certain parties: customers, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2012, we did not have any material indemnification claims that were probable or reasonably possible.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Stock-based Compensation Plans
Our 2005 Incentive Plan, as amended, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, stock appreciation rights, performance units and performance shares to employees, non-employee directors, and consultants.   Shares granted as an award of restricted stock, restricted stock unit, performance share or performance unit are counted against the authorized share reserve as one and one-half (1 1/2) shares for every one (1) share subject to the award, and any shares cancelled will be returned at the same ratio.  An aggregate of 5,000,000 shares that would have been returned to our expired 2001 Sock Incentive Plan as a result of options canceled or shares repurchased, can be added to the shares available under the 2005 Incentive Plan. As of December 31, 2012, we have a total of 16,283,379 shares authorized and reserved, of which 4,103,752 shares are available for issuance. This includes 2,377,616 shares that have been transferred from the 2001 Stock Incentive Plan. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.
Stock-based Compensation Expense
Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period on a straight line basis.   Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.   The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cost of revenues	$1,843	$1,818	$1,629
Sales and marketing	5,581	5,495	4,430
General and administrative	10,361	9,096	7,931
Research and development	3,698	2,756	2,082
Total stock-based compensation	$21,483	$19,165	$16,072
Stock Options
Options are granted for terms not to exceed seven years and generally vest over four years with 25% vesting one year from the date of grant and 1/48th each month thereafter.  Activity for the year ended December 31, 2012, under the stock option plans are set forth below (in thousands, except years and per share amounts):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	6,190	14.23
Granted	—	—
Exercised	(2,844)	13.03
Cancelled or expired	(70)	17.14
Outstanding as of December 31, 2012	3,276	$15.21	4.29	$41,088
Vested and expected to vest at December 31, 2012	3,252	$15.18	4.28	$40,876
Exercisable at December 31, 2012	2,733	$14.62	4.20	$35,903

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  This amount will fluctuate based on the fair market value of our stock.   The weighted average grant date fair value of options granted in 2011 and 2010 was $4.6 million and $13.6 million, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $50.9 million, $23.7 million and $9.2 million, respectively.  The total fair value of the options vested during the years ended December 31, 2012, 2011 and 2010 was $5.0 million, $9.2 million and $7.0 million, respectively. There were no stock options granted in 2012.
The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Stock options (1):
Expected term (in years)	—	4.4	4.4
Expected volatility	—%	60.6%	63.3%
Risk-free interest rate	—%	1.7%	1.9%
Expected dividends	—	—	—
Weighted average fair value at grant date	$—	$10.87	$9.08
___________
(1) There were no stock options granted in 2012.
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
As of December 31, 2012, there was $4.8 million of total unamortized compensation costs related to stock options and these costs are expected to be recognized over a weighted average period of 1.5 years.  For the year ended December 31, 2012, the total recognized tax effect from exercised options was $1.7 million.

Restricted Stock Units
The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2012, is as follows (in thousands, except years and per share amounts):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares Underlying RSUs	Average Grant Date Fair Value Price per Share	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2011	1,208	18.71
Granted	897	27.77
Vested and released	(443)	17.57
Forfeited	(162)	23.48
Nonvested as of December 31, 2012	1,500	$23.95	1.34	$41,632
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2012 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released on December 31, 2012.  This amount will fluctuate based on the fair market value of our stock.  During 2012, of the 443,312 shares vested and released, approximately 68,167 vested shares were withheld for executive RSU minimum statutory tax obligations, resulting in a net issuance of 375,145 shares. Total payments to tax authorities were $2.1 million in 2012, reflected as a financing activity in the Consolidated Statements of Cash Flows.
The total intrinsic value of RSUs vested and released during 2012, 2011 and 2010 was $12.5 million, $8.9 million and $5.8 million, respectively. The total fair value RSUs s vested during the years ended December 31, 2012, 2011, and 2010 was $7.8 million, $5.8 million, and $4.2 million, respectively.  As of December 31, 2012, there was $25.2 million of total unamortized compensation costs related to RSUs, and these costs are expected to be recognized over a weighted average period of 2.5 years.
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
The following table summarizes the MSU performance as of December 31, 2012:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Remaining Vesting Period (in years )	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2011	128
Granted	198
Vested and released	(18)
Forfeited	(42)
Nonvested as of December 31, 2012	266	1.54	$7,368

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2012 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs been vested and released on December 31, 2012.  This amount will fluctuate based on the fair market value of our stock.  During 2012, of the 17,951 shares vested and released, approximately 8,381 vested shares were withheld for executive MSU tax payments, resulting in a net issuance of 9,570 shares.
The total intrinsic value of MSUs vested and released during 2012 was $0.5 million. The total fair value MSUs vested during the years ended December 31, 2012 was $0.4 million.   As of December 31, 2012, we expect to recognize $3.8 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 1.5 years.
The fair value of the MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions.  The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	3.0	3.0	N/A
Expected volatility	54.0%	58.4%	N/A
Risk-free interest rate	0.4%	1.3%	N/A
Expected dividends	—	—	N/A
Weighted average fair value per share at grant date	$29.45	$22.12	N/A
Employee Stock Purchase Plan
Our 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period.  Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower.  The 2001 Purchase Plan expired on January 31, 2011.
In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) to replace the 2001 Purchase Plan.  The terms and features of the 2010 Purchase Plan are substantially the same as the 2001 Purchase Plan and will continue until terminated by either the Board or its administrator.  The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares.  During the year ended December 31, 2012, 2011 and 2010, we issued 336,382, 482,542, and 643,129 shares, respectively, at average prices of $17.98, $10.63, and $7.21, respectively.  As of December 31, 2012, 1,899,845 shares remain available for future issuance.
The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2012	2011	2010
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.5	1.3
Expected volatility	49.7%	43.2%	55.8%
Risk-free interest rate	0.2%	0.4%	0.4%
Expected dividends	—	—	—
Weighted average fair value at grant date	$11.10	$7.29	$7.22
We recognized stock-based compensation expense of $2.0 million, $3.1 million and $1.8 million related to our Employee Stock Purchase Plans for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $0.8 million of total unamortized compensation costs related to employee stock purchases.  These costs are expected to be recognized over a weighted average period of 0.4 years.

Note 11. Common Stock Repurchase Program
On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market. This stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During 2012, we repurchased approximately 1.7 million shares of common stock at an average price of $27.28 per share for an aggregate purchase price of approximately $47.2 million including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $15.4 million and increased accumulated deficit by $31.8 million.  All repurchased shares have been retired. As of December 31, 2012, there remains $95.1 million under our existing stock repurchase authorization.

Note 12. Employee Benefit Plans
401(k) Plan

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees.  This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.  In 2009, our Board of Directors authorized us to match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010.  We contributed approximately $1.9 million, $1.8 million and $1.6 million to the 401(k) plan during 2012, 2011 and 2010, respectively.
Israeli Severance Funds
Under the Israeli severance fund law, we are required to make severance payments to dismissed employees and employees leaving employment in certain circumstances.  The funding is calculated based on the salary of the employee multiplied by the number of years of employment as of the applicable balance sheet date.  Our Israeli employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof.  We fund the liability through monthly deposits into severance funds, and the values of these contributions are recorded in other long-term current assets.
As of December 31, 2012 and 2011 the accrued severance funds liability was approximately $2.7 million and $2.2 million, respectively.

Note 13. Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Domestic	$32,341	$52,184	$57,145
Foreign	51,955	37,757	44,858
Total	$84,296	$89,941	$102,003
The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal
Current	$—	$65	$—
Deferred	22,382	21,026	23,193
	22,382	21,091	23,193
State
Current	438	224	386
Deferred	1,486	1,394	2,914
	1,924	1,618	3,300
Foreign
Current	1,173	1,263	1,197
Deferred	126	(747)	60
	1,299	516	1,257
Provision for income taxes	$25,605	$23,225	$27,750
The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate were as follows:

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	2.36	1.58	2.97
Impact of differences in foreign tax rates	(20.00)	(14.99)	(11.18)
Goodwill Impairment	15.19	—	—
Stock-based compensation	(1.15)	1.67	1.55
Non-deductible transaction fees	—	1.29	—
Valuation allowance release	—	(0.14)	—
Other items not individually material	(1.02)	1.41	(1.14)
	30.38%	25.82%	27.20%
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $109.2 million of undistributed earnings for certain foreign subsidiaries as of the end of the year ended December 31, 2012. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2012. As a result of these incentives, income taxes were reduced by $21.8 million, $15.4 million, and $12.7 million in 2012, 2011, and 2010, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.26, $0.19, $0.16 in 2012, 2011, and 2010, respectively.

As of December 31, 2012 and December 31, 2011, the significant components of our deferred tax assets and liabilities were (in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss and capital loss carryforwards	$37,183	$36,661
Credit carryforwards	8,806	8,075
Reserves and accruals	19,703	18,236
Translation gains	43	33
Stock-based compensation	9,908	9,490
	75,643	72,495
Deferred tax liabilities:
Prepaid expenses	345	560
Depreciation and amortization	9,903	12,776
	10,248	13,336
Net deferred tax assets before valuation allowance	65,395	59,159
Valuation allowance	(27,056)	(20,224)
Net deferred tax assets	$38,339	$38,935

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assess the likelihood that we will be able to recover our deferred tax assets.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.   If it is not more likely than not that we expect to recover our deferred tax assets, we will increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  As of December 31, 2012, we believed, except for the items noted in the subsequent paragraph, that it was more likely than not that the amount of deferred tax assets recorded on the balance sheet will be realized.
The $27.1 million total valuation allowance provided against our deferred tax assets at December 31, 2012 relates primarily to foreign net operating loss carryforwards.  The valuation allowance increased by a net $6.8 million, due to a $8.5 million increase related to foreign net operating loss carryforwards, offset by a decrease of $1.7 million due to the statute of limitations having lapsed with respect to certain capital loss carryforward deferred tax assets.
At December 31, 2012, we had net operating loss carryforwards of approximately $78.7 million for federal purposes and $62.1 million for California state tax purposes. If not utilized, these carryforwards will begin to expire in 2026 for federal purposes and 2013 for California purposes.  In addition, we had foreign net operating loss carryforwards of approximately $1.7 million net of valuation allowances, which, if not utilized will expire beginning in 2013.
Our net operating loss carryforwards associated with the exercise of employee stock options totaled $61.0 million as of December 31, 2012. Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year, and utilization of net operating loss carryover applicable to stock options. The benefits applicable to stock options were credited directly to stockholders’ equity when realized. We follow the tax law ordering method to determine when excess tax benefits have been realized.

We have research credit carryforwards of approximately $5.0 million for federal purposes and $3.4 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire in 2021.  The California state credit can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for fiscal years 2012, 2011, and 2010, is as follows (in thousands):

Unrecognized tax benefit as of December 31, 2009	$5,929
Tax positions related to current year:
Additions for uncertain tax positions	2,742
Tax positions related to prior year:
Additions for uncertain tax positions	2,290
Unrecognized tax benefit as of December 31, 2010	10,961
Tax positions related to current year:
Additions for uncertain tax positions	4,133
Tax positions related to prior year:
Additions for uncertain tax positions	378
Unrecognized tax benefit as of December 31, 2011	15,472
Tax positions related to current year:
Additions for uncertain tax positions	5,087
Tax positions related to prior year:
Additions for uncertain tax positions	80
Unrecognized tax benefit as of December 31, 2012	$20,639

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. We first determine whether it is more likely than not that a tax position will be sustained upon audit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.
During fiscal year 2012, the amount of gross unrecognized tax benefits increased by $5.2 million.  The total amount of unrecognized tax benefits was $20.6 million as of December 31, 2012, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefits within the next twelve months.
We are subject to taxation in the U.S. and various states and foreign jurisdictions.  All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position.  With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

Note 14. Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options, RSUs, MSUs and our employee stock purchase plan.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income	$58,691	$66,716	$74,253
Denominator:
Weighted-average common shares outstanding, basic	80,529	77,988	75,825
Dilutive effect of potential common stock	2,511	2,306	2,255
Total shares, diluted	83,040	80,294	78,080
Net income per share, basic	$0.73	$0.86	$0.98
Net income per share, diluted	$0.71	$0.83	$0.95
For the years ended December 31, 2012, 2011 and 2010 stock options, RSUs, MSUs and our employee stock purchase plan totaling 0.1 million, 1.6 million and 3.0 million, respectively, were excluded from diluted net income per share because of their anti-dilutive effect.

Note 15. Supplemental Cash Flow Information
The supplemental cash flow information consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Taxes paid	$2,825	$1,953	$1,894
Interest paid	$27	$51	$19
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$940	$1,611	$906
Unclaimed merger consideration liability	$1,575	$4,026	$—

Note 16. Segments and Geographical Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We report segment information based on the management approach. The management approach designates the internal reporting used by CODM for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues and gross profit.
We have grouped our operations into two reportable segments which are also our reporting units: Clear Aligner segment and SCCS segment.

•
Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera retainers, along with our training and ancillary products for treating malocclusion.

•
Our SCCS segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	For the Years Ended December 31,
Revenue	2012	2011	2010
Clear Aligner
Invisalign Full	$338,600	$302,391	$264,750
Invisalign Express/Lite	51,486	42,509	34,632
Invisalign Teen	67,127	54,529	52,837
Invisalign Assist	28,705	27,527	14,736
Invisalign non-case revenues	30,663	24,757	20,171
Scanners and CAD/CAM Services (1)
Scanners	20,059	13,383	—
CAD/CAM Services	23,401	14,645	—
Total	$560,041	$479,741	$387,126
Gross profit
Clear Aligner	$405,970	$354,700	$303,417
Scanners and CAD/CAM Services (1)	10,418	6,583	—
Total	$416,388	$361,283	$303,417

(1)	Our Scanners and CAD/CAM Services reportable operating segment was the result of our acquisition of Cadent on April 29, 2011.
Geographical Information

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net revenues (1):
United States	$427,929	$359,936	$290,847
the Netherlands	121,826	109,831	92,032
Other international	10,286	9,974	4,247
Total net revenues	$560,041	$479,741	$387,126

	As of December 31,
	2012	2011	2010
Long-lived assets:
United States	$62,543	$45,720	$31,381
Mexico	6,473	4,673	262
the Netherlands	5,335	1,726	837
Other international	8,294	4,588	1,657
Total long-lived assets	$82,645	$56,707	$34,137

__________

(1)	Revenues are attributed to countries based on location of where revenue is recognized.

Note 17. Exit Activities

In October 2012, we completed the consolidation of our CAD/CAM services and intra-oral scanner-related activities for our SCCS segment based in Carlstadt, New Jersey with our existing manufacturing and shared services organizations in order to optimize efficiency, consolidate customer-facing functions, and reduce operating costs. All existing intra-oral scanner research and development and manufacturing operations remain in Or Yehuda, Israel. The transition included the following activities:

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

Activity and liability balances related to this exit activity during 2012 and 2011 are as follows (in thousands):

Severance and Benefits
Beginning balance at December 31, 2010	$—
Exit cost incurred during the period	1,083
Cash payments	(73)
Balance at December 31, 2011	1,010
Exit cost incurred during the period	766
Cash payments	(1,734)
Balance at December 31, 2012	$42

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2012, we incurred approximately $0.8 million in exit costs of which approximately $0.5 million were recorded in our cost of revenue and $0.3 million in operating expenses. During 2011, we incurred approximately $1.1 million in exit costs of which approximately $0.8 million were recorded in our cost of revenue and $0.3 million operating expenses.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management's annual report on internal control over financial reporting.
See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.
Except as noted below, there have been no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

•
During the year ended December 31, 2012, we completed the implementation of our control structure over the operations of Cadent Holdings, Inc which was acquired in April 2011. Refer to Note 4 of the Notes to our Consolidated Financial Statements for additional information regarding this acquisition.

•
In the fourth quarter of 2012, management commenced a reassessment of our internal control design after our independent public accounting firm, PricewaterhouseCoopers, LLP (“PwC”), reviewed certain controls regarding the adequacy of the segregation of duties for certain finance personnel, who had access to both create and post journal entries in our accounting systems, as well as the responsibility to review account reconciliations. Management reviewed the design of internal controls over journal entries and determined that although journal entries were manually prepared and approved by different individuals, under the then existing control structure, it would have been possible for certain finance personnel to create and post unauthorized journal entries in the system, thereby circumventing the manual journal entry approval process. Management concluded that the segregation of duties was inadequate, and therefore, a material weakness existed in our internal controls over financial reporting as of December 31, 2011.

During the fourth quarter of 2012, management made the following changes to its internal controls over financial reporting to remediate the material weakness as of December 31, 2012:

▪
Management has removed system access, where possible, for those finance personnel who previously had the ability to create and post journal entries and also had the responsibility to review account reconciliations.

▪	Management changed the reviewers of reconciliations for the noted finance personnel and implemented a quarterly control to review their journal entries.

Management tested the newly implemented controls and procedures, found them to be effective and have concluded as of December 31, 2012 this material weakness has been remediated.

With regard to our financial statements for the year ended December 31, 2011 and the first three quarters of 2012, management performed a review of all journal entries posted in fiscal 2011 and 2012 by these specific finance individuals and confirmed that all posted journal entries were authorized and appropriate. As a result of our review, we have concluded that the noted material weakness had no impact on our 2011 and 2012 financial statements. Therefore, our consolidated financial statements, fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented.

ITEM 9B.OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

ITEM 11.EXECUTIVE COMPENSATION
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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated by reference to the Proxy Statement under the section captioned “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information
The following table provides information as of December 31, 2012 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan, the 2001 Stock Incentive Plan and the 2005 Incentive Plan, each as amended, and certain individual arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	5,041,333	(1)(2)	$15.21	4,101,652	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	5,041,333		$15.21	4,101,652
 __________________________________

(1)
This number reflects the number of securities to be issued upon exercise of outstanding options and restricted stock units under the 1997 Equity Incentive Plan, the 2001 Stock Incentive Plan, and the 2005 Incentive Plan.   The 1,500,193 restricted stock units included in this number have an exercise price of zero.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 404 and Item 407 of Regulation S-K is incorporated by reference to the Proxy Statement under the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence”, respectively.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A of the Securities Act of 1934, as amended, is incorporated by reference to the Proxy Statement under the section captioned “Ratification of Appointment of Independent Registered Public Accountants.”

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write offs	Charged to Other Accounts (1)	Reclass from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and returns:
Year ended December 31, 2010	$1,033	$195	$(482)	$—	$(11)	$735
Year ended December 31, 2011	$735	$117	$(70)	$—	$(2)	$780
Year ended December 31, 2012	$780	$1,888	$(169)	$—	$(15)	$2,484
Allowance for deferred tax assets:
Year ended December 31, 2010	$6,182	$(103)	$—	$—	$—	$6,079
Year ended December 31, 2011	$6,079	$(680)	$—	$14,825	$—	$20,224
Year ended December 31, 2012	$20,224	$8,507	$(1,675)	$—	$—	$27,056
 __________________________________

(1)
For the year ended December 31, 2011, we increased the valuation allowance in connection with acquired deferred tax assets and non-U.S. net operating losses, which resulted in a corresponding increase to goodwill, related to the Cadent acquisition.

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant.	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant.	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate.	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan.	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan.	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan.	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers.	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.6†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011.	Form 8-K	5/25/2010	10.1
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form).	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan.	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant.	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO).	Form 10-Q	5/8/2008	10.2
10.13†	Amended and Restated Employment Agreement dated November 8, 2012 between Timothy A. Mach and registrant	Form 10-Q	11/9/2012	10.1
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant.	Form 10-Q	5/13/2003	10.36
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008.	Form 8-K	6/26/2008	10.1
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.	Form 10-Q/A	2/24/2010	10.1
10.18	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/5/2009	10.2
10.19††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.3
10.20†	Summary of 2012 Incentive Awards for Named Executive Officers.	Form 8-K	2/7/2013
10.21†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.22†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.23†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.24	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	4/1/2011	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

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

Signature	Title	Date

/S/ THOMAS M. PRESCOTT Thomas M. Prescott	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/S/ KENNETH B. AROLA Kenneth B. Arola	Chief Financial Officer and Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013

/S/ DAVID E. COLLINS David E. Collins	Director	March 1, 2013

/S/ JOSEPH LACOB Joseph Lacob	Director	March 1, 2013

/S/ C. RAYMOND LARKIN C. Raymond Larkin	Director	March 1, 2013

/S/ GEORGE J. MORROW George J. Morrow	Director	March 1, 2013

/S/ DAVID C. NAGEL David C. Nagel	Director	March 1, 2013

/S/ GREG J. SANTORA Greg J. Santora	Director	March 1, 2013

/S/ WARREN S. THALER Warren S. Thaler	Director	March 1, 2013

Exhibit Index

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant.	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant.	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant.	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate.	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan.	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan.	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan.	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers.	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.6†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011.	Form 8-K	5/25/2010	10.1
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form).	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan.	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott.	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant.	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO).	Form 10-Q	5/8/2008	10.2
10.13†	Amended and Restated Employment Agreement dated November 8, 2012 between Timothy A. Mach and registrant	Form 10-Q	11/9/2012	10.1
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant.	Form 10-Q	5/13/2003	10.36
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008.	Form 8-K	6/26/2008	10.1
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation.	Form 10-Q/A	2/24/2010	10.1
10.18	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation.	Form 10-Q	11/5/2009	10.2
10.19††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.3

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.20†	Summary of 2012 Incentive Awards for Named Executive Officers.	Form 8-K	2/7/2013
10.21†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.22†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.23†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.24	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	4/1/2011	10.1
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.