Form 10-Q
period 2013-03-31
ALIGN TECHNOLOGY INC
filed 2013-05-03
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 26, 2013 was 81,557,143

ALIGN TECHNOLOGY, INC.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenues	$153,580	$135,079
Cost of net revenues	40,731	34,319
Gross profit	112,849	100,760
Operating expenses:
Sales and marketing	42,281	38,717
General and administrative	30,348	23,511
Research and development	11,282	10,526
Impairment of goodwill	40,693	—
Impairment of long-lived assets	26,320	—
Total operating expenses	150,924	72,754
Income (loss) from operations	(38,075)	28,006
Other expenses, net	(988)	(812)
Net income (loss) before provision for income taxes	(39,063)	27,194
Provision for income taxes	2,920	6,210
Net income (loss)	$(41,983)	$20,984
Net income (loss) per share:
Basic	$(0.52)	$0.26
Diluted	$(0.52)	$0.26
Shares used in computing net income (loss) per share:
Basic	81,248	79,235
Diluted	81,248	81,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(41,983)	$20,984
Net change in cumulative translation adjustment	(55)	159
Change in unrealized gains (losses) on available-for-sale securities, net of tax	3	(12)
Other comprehensive income (loss)	(52)	147
Comprehensive income (loss)	$(42,035)	$21,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$328,745	$306,386
Restricted cash	508	1,575
Marketable securities, short-term	37,975	28,485
Accounts receivable, net of allowance for doubtful accounts and returns of $1,247 and $2,484, respectively	108,672	98,992
Inventories	15,442	15,122
Prepaid expenses and other current assets	35,989	35,233
Total current assets	527,331	485,793
Marketable securities, long-term	10,680	21,252
Property, plant and equipment, net	72,672	79,191
Goodwill	58,543	99,236
Intangible assets, net	25,429	45,777
Deferred tax assets	28,417	21,609
Other assets	3,173	3,454
Total assets	$726,245	$756,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,748	$19,549
Accrued liabilities	64,635	74,247
Deferred revenues	59,472	61,975
Total current liabilities	143,855	155,771
Other long-term liabilities	21,272	19,224
Total liabilities	165,127	174,995
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 81,725 and 80,611 issued and outstanding in 2013 and 2012, respectively)	8	8
Additional paid-in capital	694,334	670,732
Accumulated other comprehensive income, net	151	203
Accumulated deficit	(133,375)	(89,626)
Total stockholders’ equity	561,118	581,317
Total liabilities and stockholders’ equity	$726,245	$756,312
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:		Revised*
Net income (loss)	$(41,983)	$20,984
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	931	4,726
Depreciation and amortization	3,855	2,753
Amortization of intangibles	1,089	1,146
Stock-based compensation	6,410	4,863
Excess tax benefit from share-based payment arrangements	(7,739)	(8,043)
Impairment of goodwill	40,693	—
Impairment of long-lived assets	26,320	—
Recovery of doubtful accounts and returns	(1,196)	(119)
Other	(10)	52
Changes in assets and liabilities:
Accounts receivable	(9,240)	(2,398)
Inventories	(320)	(4,030)
Prepaid expenses and other assets	(586)	(1,530)
Accounts payable	1,611	(3,641)
Accrued and other long-term liabilities	(7,941)	(9,191)
Deferred revenues	(1,476)	1,809
Net cash provided by operating activities	10,418	7,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Release of restricted cash	1,053	3
Purchase of property, plant and equipment	(5,608)	(12,559)
Purchase of marketable securities	(3,282)	(28,190)
Maturities of marketable securities	4,366	2,751
Other assets	26	—
Net cash used in investing activities	(3,445)	(37,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,268	10,180
Common stock repurchase	(2,438)	(2,524)
Excess tax benefit from share-based payment arrangements	7,739	8,043
Employees’ taxes paid upon the vesting of restricted stock units	(3,141)	(1,408)
Other	(5)	—
Net cash provided by financing activities	15,423	14,291
Effect of foreign exchange rate changes on cash and cash equivalents	(37)	9
Net increase (decrease) in cash and cash equivalents	22,359	(16,314)
Cash and cash equivalents, beginning of the period	306,386	240,675
Cash and cash equivalents, end of the period	$328,745	$224,361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
*See Note 1 of Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three months ended March 31, 2013 and 2012, our comprehensive income (loss) for the three months ended March 31, 2013 and 2012, our financial position as of March 31, 2013 and our cash flows for the three months ended March 31, 2013 and 2012. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from the December 31, 2012 audited financial statements.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, long-lived assets and goodwill, useful lives of intangible assets and property and equipment, stock-based compensation, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the third quarter of 2012, we determined that we had not correctly recognized the excess tax benefits related to stock-based awards in the first quarter of 2012.
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we evaluated the materiality of the errors from qualitative and quantitative perspectives, and evaluated the quantified errors under both the iron curtain and the roll-over methods. We concluded that the errors were not material to the financial statements for the first quarter of 2012 and revised the presentation of the statement of cash flows for the first quarter of 2012.
The following tables summarize the effects of the revision on our Condensed Consolidated Statement of Cash Flows. The revision did not impact our Condensed Consolidated Statement of Operations for the first quarter of 2012.

Cash flows

	Three Months Ended March 31, 2012
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$15,424	$(8,043)	$7,381
Net cash provided by financing activities	6,248	8,043	14,291
Net decrease in cash and cash equivalents	(16,314)	—	(16,314)

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")” . This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. The adoption of this guidance during the period ended March 31, 2013 did not have a material affect to our condensed consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

Short-term

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	27,145	21	(2)	27,164
U.S. dollar dominated foreign corporate bonds	8,052	10	—	8,062
Commercial paper	2,749	—	—	2,749
Total	$37,946	$31	$(2)	$37,975

Long-term

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$7,592	$2	$(4)	$7,590
U.S. government agency bonds	2,066	2	—	2,068
U.S. dollar dominated foreign corporate bonds	1,023	—	(1)	1,022
Total	$10,681	$4	$(5)	$10,680

Short-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$18,767	$7	$(4)	$18,770
Commercial paper	4,646	1	—	4,647
U.S. dollar dominated foreign corporate bonds	5,060	9	(1)	5,068
Total	$28,473	$17	$(5)	$28,485
Long-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	16,132	16	(7)	16,141
U.S. government agency bonds	$2,069	$1	$—	$2,070
U.S. dollar dominated foreign corporate bonds	3,038	4	(1)	3,041
Total	$21,239	$21	$(8)	$21,252

 For the three months ended March 31, 2013 and 2012, realized losses were immaterial. Unrealized gains and losses for our available for sale securities as of March 31, 2013 and December 31, 2012 were also immaterial. Cash and cash equivalents were not included in the table above as the gross unrealized gains and losses were not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of March 31, 2013 and December 31, 2012. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three months ended March 31, 2013 and 2012.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds and commercial paper that have a maximum maturity of two years. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of March 31, 2013 and December 31, 2012, these securities had a weighted average remaining duration of approximately 6 months and 10 months, respectively.

	March 31,	December 31,
	2013	2012
	(in thousands)	(in thousands)
One year or less	$37,975	$28,485
One year through two years	10,680	21,252
Total available for sale securities	$48,655	$49,737

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

Our Level 1 assets consist of money market funds. We did not hold any Level 1 liabilities as of March 31, 2013.

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

We did not hold any Level 2 liabilities as of March 31, 2013.

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

We did not hold any Level 3 assets or liabilities as of March 31, 2013.
Non-Recurring Fair Value Measurements

During the first quarter 2013, we recorded an impairment charge to our long-lived assets and goodwill for $26.3 million and $40.7 million, respectively, related to our SCCS reporting unit as an event occurred or circumstances changed that led us to perform an impairment analysis between the annual test which required us to determine the fair value of the SCCS reporting unit (Refer to Note 4). These fair value measurements were calculated using unobservable inputs, using the income approach which is classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates.

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$258,819	$258,819	$—
Commercial paper	500	—	500
Short-term investments:
Commercial paper	2,749	—	2,749
Corporate bonds	27,164	—	27,164
U.S. dollar dominated foreign corporate bonds	8,062	—	8,062
Long-term investments:
Corporate bonds	7,590	—	7,590
U.S. government agency bonds	2,068	—	2,068
U.S. dollar dominated foreign corporate bonds	1,022	—	1,022
Other assets:
Israeli severance funds	2,265	—	2,265
	$310,239	$258,819	$51,420

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,166	$86,166	$—
Commercial paper	950	—	950
Short-term investments:
Commercial paper	4,647	—	4,647
Corporate bonds	18,770	—	18,770
U.S. government agency bonds	5,068	—	5,068
Long-term investments:
U.S. government agency bonds	2,070	—	2,070
Corporate bonds	16,141	—	16,141
U.S. dollar denominated foreign corporate bonds	3,041	—	3,041
Other assets:
Israeli severance funds	2,218	—	2,218
	$139,071	$86,166	$52,905

Note 3. Balance Sheet Components

Inventories

Inventories are comprised of (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$7,381	$7,629
Work in process	3,196	3,889
Finished goods	4,865	3,604
	$15,442	$15,122

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and benefits	$31,246	$39,621
Accrued sales rebate	8,996	8,333
Accrued sales tax and value added tax	4,890	5,253
Accrued sales and marketing expenses	3,695	4,088
Accrued warranty	4,129	4,050
Accrued accounts payable	2,230	2,866
Accrued distributor expenses	2,300	1,800
Accrued professional fees	1,207	2,349
Unclaimed merger consideration	508	1,575
Accrued income taxes	595	572
Other	4,839	3,740
Total	$64,635	$74,247

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

The following table reflects the change in our warranty accrual during the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$4,050	$3,177
Charged to cost of revenues	1,263	888
Actual warranty expenditures	(1,184)	(914)
Balance at end of period	$4,129	$3,151

Note 4. Goodwill and Long-lived Assets

Goodwill
The change in the carrying value of goodwill for the quarter ended March 31, 2013 by our reportable segments, which are also our reporting units, are as follows (in thousands):

	Clear Aligner	Scanners and CAD/CAM Services	Total
Balance as of December 31, 2012	$58,543	$40,693	$99,236
Impairment of goodwill	—	(40,693)	(40,693)
Balance as of March 31, 2013	$58,543	$—	$58,543
Impairment of Goodwill
We test our goodwill balances for impairment annually on November 30th or more frequently if indicators are present or circumstances change that suggest it is more likely than not that the fair value of the reporting unit is less than the carrying amount. During March of 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at Orthodontist and GP Dentist in North America, that caused us to lower our expectations for growth and profitability for our Scanner and CAD/CAM Services (SCCS) reporting unit. As a result, we determined that goodwill for our SCCS reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount.
We performed a step one analysis for our SCCS reporting unit which consists of a comparison of the fair value of the SCCS reporting unit against its carrying amount, including the goodwill allocated to it. In deriving the fair value of the SCCS reporting unit, we utilized the income approach which is classified as Level 3 within the fair value hierarchy. This approach provides an estimated fair value based on discounted expected future cash flows, which are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.
As a result of our step one analysis, we concluded that the fair value of the SCCS reporting unit was less than its carrying value, therefore we proceeded to step two of the goodwill impairment analysis. Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment, and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on our analysis, there was no implied goodwill for the SCCS reporting unit. We therefore recorded a goodwill impairment charge of $40.7 million which represents the remaining goodwill balance in the scanner and CAD/CAM services reporting unit. None of the goodwill impairment charge was deductible for tax purposes.

Long-lived Assets

Impairment of Long-lived Assets

We amortize our intangible assets over their estimated useful lives. We evaluate long-lived assets, which includes plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers, and changes the competitive environment in the intra-oral scanning business.

During March of 2013, changes in the competitive environment for intra-oral scanners, including announcements of new low-priced scanners targeted at Orthodontists and GP Dentists in North America, caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that the carrying value of the long-lived assets was not recoverable as compared to the value of the undiscounted cash flows of our revised projections for the asset group. In order to determine the impairment amount of our long-lived assets, we fair valued each key component of our long-lived assets within the asset group, which involved the use of significant estimates and assumptions including replacement costs, revenue growth rates, operating margins, and plant and equipment cost trends. We determined our long-lived asset group within the SCCS reporting unit to be primarily finite-lived intangible assets, plant and equipment. Upon completion of this analysis, we recorded a total impairment charge of $26.3 million of which $19.3 million represented the impairment related to our SCCS intangible assets and $7.0 million related to plant and equipment.

Intangible assets arising either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2013	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2013
Trademarks	15	$7,100	$(1,015)	$(4,179)	$1,906
Existing technology	13	12,600	(1,860)	(4,328)	6,412
Customer relationships	11	33,500	(5,749)	(10,751)	17,000
Other	7	125	(14)	—	111
		$53,325	$(8,638)	$(19,258)	$25,429

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2013 is as follows (in thousands):

Fiscal Year
2013 (remaining nine months)	$1,971
2014	2,616
2015	2,610
2016	2,610
2017	2,610
Thereafter	13,012
Total	$25,429

Note 5. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving credit line of credit, with a $10.0 million letter of credit sublimit, with a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of March 31, 2013, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance.

Note 6. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between April 23, 2012 and October 17, 2012 ( the "Securities Action"). The complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the purported class period our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts.  The complaint seeks monetary damages in an unspecified amount, costs and attorney's fees. The hearing on the motion for appointment of lead plaintiff is currently scheduled for May 30th, 2013. Align intends to vigorously defend itself against these allegations.  Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The allegations in the complaint are similar to those presented in the Securities Action, but the complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

Note 7. Commitments and Contingencies

Operating Leases

As of March 31, 2013, minimum future lease payments for non-cancelable leases are as follows (in thousands):

Fiscal Year	Operating leases
2013 (remaining nine months)	$5,231
2014	6,421
2015	5,139
2016	4,779
2017	2,245
Total minimum lease payments	$23,815

Off-balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

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

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of net revenues	$580	$463
Sales and marketing	1,011	1,171
General and administrative	3,927	2,429
Research and development	892	800
Total stock-based compensation expense	$6,410	$4,863

Options

Activity for the three month period ended March 31, 2013 under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	3,276
Granted	—
Exercised	(660)
Cancelled or expired	(65)
Outstanding as of March 31, 2013	2,551	$15.46	4.04	$46,054
Vested and expected to vest at March 31, 2013	2,535	$15.43	4.03	$45,826
Exercisable at March 31, 2013	2,158	$14.85	3.97	$40,263

There were no stock options granted during the three months ended March 31, 2013 and 2012.

As of March 31, 2013, the total unamortized compensation cost related to stock options, net of estimated forfeitures, is $3.9 million, which we expect to recognize over a weighted average period of 1.3 years.

Restricted Stock Units (“RSUs”)

A summary of the nonvested shares for the three months ended March 31, 2013 is as follows (in thousands, except years):

	Number of Shares Underlying RSUs	Weighted Remaining Vesting Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2012	1,500
Granted	852
Vested and released	(388)
Forfeited	(58)
Nonvested as of March 31, 2013	1,906	1.90	$63,882

As of March 31, 2013 the total unamortized compensation cost related to restricted stock units, net of estimated forfeitures, was $44.2 million, which we expect to recognize over a weighted average period of 3.0 years.

On February 20, 2013 and 2012, we granted market-performance based restricted stock units (“MSUs”) to our executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSUs initially granted.

The following table summarizes the MSU performance for the three months ended March 31, 2013 (in thousands, except years):

	Number of Shares Underlying MSUs	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
		(in years )
Nonvested as of December 31, 2012	266
Granted	220
Vested and released	(79)
Forfeited	(32)
Nonvested as of March 31, 2013	375	2.30	$12,553

As of March 31, 2013, we expect to recognize $8.8 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) to replace the 2001 Purchase Plan. The terms and features of the 2010 Purchase Plan are substantially the same as the 2001 Purchase Plan and will continue until terminated by either the Board or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of March 31, 2013, there remains 1,738,963 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2
Expected volatility	46.7%	53.7%
Risk-free interest rate	0.2%	0.2%
Expected dividends	—	—
Weighted average fair value at grant date	$11.17	$9.08

As of March 31, 2013, we expect to recognize $3.4 million of the total unamortized compensation cost related to employee purchases over a weighted average period of 1 year.

Note 9. Common Stock Repurchase Program

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock. Purchases under the stock repurchase program may be made from time to time in the open market. During the first quarter of 2013, we repurchased approximately 0.1 million shares of common stock at an average price of $32.47 per share for an aggregate purchase price of approximately $2.4 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $0.7 million and increased accumulated deficit by $1.7 million. All repurchased shares were retired. As of March 31, 2013, there remains approximately $92.6 million available under our existing stock repurchase authorization.

Note 10. Accounting for Income Taxes

For the three months ended March 31, 2013 and 2012, the Company's tax expense was $2.9 million and $6.2 million, respectively, representing effective tax rates of (7.5)% and 22.8%. The effective tax rate decreased primarily due to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions, as well as the impact of the impairment of goodwill and long-lived assets for the three months ended March 31, 2013.

During the first quarter of fiscal 2013, the amount of gross unrecognized tax benefits increased by approximately $1.4 million primarily due to current period exposures. The total amount of unrecognized tax benefits was $22.1 million as of March 31, 2013, all of which would impact our effective tax rate if recognized.  We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the first quarter of fiscal year 2013 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We are subject to taxation in the U.S., and various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

Note 11. Net Income (Loss) Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options, RSUs, MSUs and our employee stock purchase plan ("ESPP").

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, March 31,
	2013	2012
Numerator:
Net income (loss)	$(41,983)	$20,984
Denominator:
Weighted-average common shares outstanding, basic	81,248	79,235
Dilutive effect of potential common stock	—	2,621
Total shares, diluted	81,248	81,856
Net income (loss) per share, basic	$(0.52)	$0.26
Net income (loss) per share, diluted	$(0.52)	$0.26

For the three months ended March 31 ,2013, stock options, RSUs, MSUs and ESPP totaling 1.8 million of potentially dilutive shares have been excluded from the total diluted shares because there was a net loss for the period.

For the three months ended March 31, 2012, stock options, RSUs and MSUs totaling 0.8 million were excluded from diluted net income per share because of their anti-dilutive effect.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	For the Three Months March 31,
Revenue	2013	2012
Clear Aligner
Invisalign Full	$85,914	$82,424
Invisalign Express/Lite	16,083	11,806
Invisalign Teen	18,573	15,148
Invisalign Assist	8,293	7,193
Invisalign non-case revenues	12,709	6,757
Scanners and CAD/CAM Services
Scanners	6,625	5,361
CAD/CAM Services	5,383	6,390
Total	$153,580	$135,079
Gross profit
Clear Aligner	$109,327	$97,389
Scanners and CAD/CAM Services	3,522	3,371
Total	$112,849	$100,760

Geographical Information

Net revenues and long-lived assets are presented below by geographic area (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net revenues (1):
United States	$119,840	$103,258
the Netherlands	31,095	29,447
Other international	2,645	2,374
Total net revenues	$153,580	$135,079

	As of March 31,	As of December 31,
	2013	2012
Long-lived assets:
United States	$58,898	$60,098
Mexico	6,347	6,473
the Netherlands	4,794	4,707
Other international	2,633	7,913
Total long-lived assets	$72,672	$79,191

_____________

(1)	Net Revenues are attributed to countries based on location of where revenue is recognized.

Note 13. Subsequent Event

On April 30, 2013, we acquired ICA Holdings Pty Limited ("ICA") upon the expiration of the term of the distribution agreement between certain subsidiaries of ICA and Align Technology B.V., for a total of approximately $7.0 million, which is comprised of $3.0 million cash consideration paid on April 30, 2013, and a preliminary estimate of net assets acquired. We expect to complete the acquisition and finalize the purchase price for net assets in the second quarter of 2013.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Cadent Holdings, Inc. (“Cadent”) acquisition, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained and their impact on volumes, our expectations regarding the International Scanner and CAD/CAM Services revenues, the impact of the termination of our Asia Pacific distributor relationship and reverting to a direct sales model in that region, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. Orthodontists in 1999 followed by U.S General Practitioner Dentists (GPs) in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia-Pacific, Latin America, and EMEA, and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera retainers. By 2011, we launched Invisalign G3 and Invisalign G4, which include significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign in the People’s Republic of China. Most recently, we launched SmartTrack, the next generation of Invisalign clear aligner material which became the new standard aligner material for Invisalign clear aligner products in North America and Europe beginning January 21, 2013 and for other international markets where we received regulatory approval.

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

In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2013 and beyond, which are updated below:

•
Product innovation and clinical effectiveness. We recently announced the introduction of SmartTrack, a proprietary, custom engineered aligner material, designed to deliver gentle, more constant force to improve control of tooth movements with Invisalign clear aligner treatment will build on the success we have seen with Invisalign G3/G4 and encourage even greater confidence and adoption in our customers’ practices. Although the introduction of SmartTrack will result in higher cost of goods sold and reduction in gross margins in our clear aligner segment in 2013 due to higher material costs, we believe these innovations are important contributors to increase utilization across our channels worldwide. Additionally, we recently introduced the new iTero scanner, which is a single hardware platform with software options for restorative or orthodontic procedures, Invisalign interoperability, as well as the Invisalign Outcome Simulator, our first chair-side application powered by our iTero scanner. We believe that over the long-term these types of product and clinical innovations will increase adoption of Invisalign and increase sales of our intra-oral scanners. However, it is difficult to predict the rate of adoption, which may vary by region and channel.

•
Invisalign Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the previous 9 quarters are as follows:

__________________
*Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the first quarter of 2013 increased slightly to 4.3 cases per doctor compared to 4.1 cases in the first quarter of 2012 driven primarily by North American Orthodontists. Utilization among our North American orthodontist customers increased from 7.2 in the first quarter of 2012 to 8.0 cases per doctor, reflecting continued adoption of our Invisalign products driven by ongoing product improvements and feature launches. Utilization among our North American General Practitioner ("GP") and International doctors increased slightly. As doctors increase their utilization, we anticipate higher participation in our volume rebate program which may result in lower average selling prices of our products.

•
Number of new Invisalign doctors trained. We continue to expand our Invisalign customer base by training new doctors. In 2012, Invisalign growth was driven primarily by the continued expansion of our customer base as we trained a total of 6,845 new orthodontists and GPs in North America and internationally. We expect to train approximately 7,220 doctors in 2013. In the first quarter of 2013, we trained a total of 1,660 new Invisalign doctors, adding 65 North American Orthodontists, 690 North American GPs and 905 International doctors.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expanding into new markets. On a year over year basis, international volume increased 17% compared to the first quarter of 2012, reflecting growth in our direct business in Europe as well as by our distribution partners. Based on the continued progress in the Asia-Pacific region, we did not renew our distribution agreement for this region when it expired on April 30, 2013, and we transitioned back to a direct sales model on May 1, 2013. Now four of the largest indirect country markets of Australia, New Zealand, Hong Kong and Singapore are direct sales regions and we began to recognize direct sales of Invisalign products sold in that region at our full average selling price ("ASP") rather than at the discounted average sales price under the distribution agreement.   In 2012, this distributor accounted for approximately 3% of worldwide revenues, and we expect them to become an even more meaningful contributor to revenue growth in 2013. In the near term, however, the assumption of the direct operating costs will offset the uplift to ASPs. Although we expect volumes and revenues will increase, we may experience difficulties in achieving the anticipated financial benefits. We expect the remaining eight indirect country markets in Brunei, Indonesia, Macau, Malaysia, Philippines, South Korea, Taiwan, Thailand and Vietnam as well as the EMEA and Latin America regions will continue under a distribution model.

•
Increased Sales Force Coverage. Our direct sales organization in North America is comprised of a team of territory managers and to a lesser extent, territory specialists. These territory specialists are used to enhance coverage in larger territories, especially with our lower volume GP customers. Due to the success of this sales coverage model, we expect to add approximately 20 sales representatives in 2013, predominantly in North America. In addition, with the transition of our Asia-Pacific distributor to a direct sales model in May 2013, we acquired approximately 15 additional sales representatives in that region.

•
Vivera Retainer Shipment Consolidation in North America. In the first quarter of 2013, we began consolidating Vivera retainer product shipments into one shipment per year rather than four shipments per year as had been our practice. As a result, our first quarter results reflected approximately $4.4 million benefit to revenue associated with our Vivera product as we recognized nine additional months of the subscription revenue in the first quarter instead of recognizing it ratably every quarter for one year. In addition, we will also begin to reduce freight costs as we make this change.

•
Change to Mid-Course Correction Policy. We seek to continually evaluate and improve our products, our customer support processes and policies to support those goals. Based on customer feedback, beginning June 15, 2013, we will no longer charge a fee associated with our mid-course correction orders. Mid-course correction provides our customers with the option of requesting a treatment correction during active treatment if the case is not tracking to the original treatment plan or goals. Beginning June 15, 2013, we will include up to three mid-course correction orders per case free of charge in our list prices for Invisalign Full and Invisalign Teen. As a result of this change, Invisalign clear aligner revenues for the first quarter of 2013 were decreased by $2.7 million, representing the revenue deferred to provide free mid-course corrections for open cases that we expect to be eligible when this new policy takes effect. Based on an historical usage rate, we will defer approximately $10 per case, which will be recognized when mid-course corrections orders are shipped. In addition, because we will no longer charge and bill customers for mid-course correction orders, we anticipate a reduction of revenues of approximately $700,000 per quarter.

•
International Scanner and CAD/CAM Services.In October 2012, we reached a mutual agreement to terminate the exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the non-exclusive distribution agreement for iTero intra-oral scanners in North America effective December 31, 2012. The global market for restorative dentistry is far more fragmented and complex than for orthodontics, involving hundreds of thousands of labs, suppliers, general dentists and specialists. In Europe, adoption of digital restorative technology has been slowed due to challenging economic conditions and reluctance to invest in capital equipment. In view of these conditions, we expect to have very few scanner sales internationally in the near term as we determine the most effective way to re-stage growth in this market. Our direct sales model remains unchanged in North America where most of the scanner and CAD/CAM services revenue is generated.

•
Increase in Invisalign Selling Price. In recent years, we have significantly increased investment in research and development resulting in product innovations, such as Invisalign G3, Invisalign G4 and SmartTrack clear aligner material. We have also continued to increase our consumer advertising spending to drive more patient demand. In addition, beginning January 1, 2013, the Federal Government imposed a new excise tax on medical device manufacturers, and Invisalign clear aligners are considered a taxable medical device. As a result of this new tax and our continued investments in research and development and consumer advertising, we increased our Invisalign pricing by adding $26.00 to $50.00 per case compared to 2012 prices, effective January 1, 2013. For 2013, we expect that the impact on our average sales price from this price increase will be offset somewhat by an expected increases in our rebate program due to the anticipated increase in utilization by our customers, increased volume from our lower price products, including Invisalign Express 5 and Invisalign i7, as well as slightly higher material costs for the SmartTrack clear aligner material. The prices for Invisalign Teen, Invisalign retainers and Vivera retainers will remain unchanged.

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

•
Goodwill and Long Lived Asset Impairments. Recent changes in the competitive environment, including announcements in March 2013 of new lower-priced scanners targeted at Orthodontists and GPs in North America caused us to lower our expectations for growth and profitability for our scanner and CAD/CAM services business. As a result, we conducted an impairment analysis of long-lived assets and goodwill related to the SCCS reporting unit. Based on these analyses, we recorded a $26.3 million impairment of our long-lived assets and $40.7 million impairment of goodwill. The $40.7 million represents the remaining goodwill balance in the SCCS reporting unit. More information regarding the impairment of our goodwill and long lived assets, including a description of steps one and two of the analysis, and the approaches taken in the analysis of goodwill, can be found in Note 4 of the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

•
Acquired Intangible Asset Amortization. The total impairment charge of our long-lived assets of $26.3 million consisted of $19.3 million of impairment related to our acquired SCCS intangible assets and $7.0 million related to plant and equipment. Prior to impairment, the quarterly amortization expense of acquired intangible assets was approximately $1.1 million. Going forward, the amortization expense of acquired intangible assets will be around $0.7 million per quarter. More information regarding estimated annual future amortization expense for these acquired intangible assets can be found in Note 4 of the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

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

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our Scanner and CAD/CAM Services segment by region and product for the three months ended March 31, 2013 and 2012 as follows (in millions):

	Three Months Ended March 31,
Clear Aligner:	2013	2012	Net Change	% Change
Region and Channel
North America
Ortho	$48.9	$41.7	$7.2	17.3%
GP	48.2	45.2	3.0	6.6%
Total North America	97.1	86.9	10.2	11.7%
International	31.8	29.6	2.2	7.4%
Invisalign non-case revenues	12.7	6.8	5.9	86.8%
Total	$141.6	$123.3	$18.3	14.8%
Product
Invisalign Full	$85.9	$82.4	$3.5	4.2%
Invisalign Express/Lite	16.1	11.8	4.3	36.4%
Invisalign Teen	18.6	15.1	3.5	23.2%
Invisalign Assist	8.3	7.2	1.1	15.3%
Invisalign non-case revenues	12.7	6.8	5.9	86.8%
Total	$141.6	$123.3	$18.3	14.8%
Scanners and CAD/CAM Services:
Region
North America	$11.5	$11.1	$0.4	3.6%
International	0.5	0.7	(0.2)	(28.6)%
Total	$12.0	$11.8	$0.2	1.7%
Product
Scanners	$6.6	$5.4	$1.2	22.2%
CAD/CAM Services	5.4	6.4	(1.0)	(15.6)%
Total	$12.0	$11.8	$0.2	1.7%
Total Revenue	$153.6	$135.1	$18.5	13.7%

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
Region and Channel	2013	2012	Net Change	% Change
North America:
Ortho	38.0	32.3	5.7	17.6%
GP	36.7	33.0	3.7	11.2%
Total North American Invisalign	74.7	65.3	9.4	14.4%
International Invisalign	23.5	20.0	3.5	17.5%
Total Invisalign case volume	98.2	85.3	12.9	15.1%
Product
Invisalign Full	61.3	57.2	4.1	7.2%
Invisalign Express/Lite	18.9	12.9	6.0	46.5%
Invisalign Teen	12.6	9.9	2.7	27.3%
Invisalign Assist	5.4	5.3	0.1	1.9%
Total Invisalign case volume	98.2	85.3	12.9	15.1%

Total net revenues increased by $18.5 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of worldwide volume growth across all Clear Aligner customer channels and products and an increase in Invisalign non-case revenue.

Clear Aligner

In the three months ended March 31, 2013, Clear Aligner North America net revenues increased by 11.7% compared to the same period in 2012. The growth was primarily driven by volume growth across all products and customer channels partially offset by lower ASPs, largely as a result of a product mix shift towards lower priced Express products and a revenue deferral to provide for free mid-course correction for open cases that we expect to be eligible when this new policy takes effect in June 2013.

In the three months ended March 31, 2013, Clear Aligner International net revenues increased by 7.4% compared to the same period in 2012, driven primarily by volume growth across all products, partially offset by lower ASPs due to an increase in discounts, distributor mix and a product mix shift towards lower priced Lite products.

Other non-case revenues, consisting of training fees and sales of ancillary products, increased 86.6% for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the consolidation of Vivera from four shipments per year down to one shipment per year in North America.

Scanner and CAD/CAM Services

SCCS revenue remained consistent for the three months ended March 31, 2013 compared to the same period in 2012. The scanner revenue increased for the three months ended March 31, 2013 primarily due to the release of revenue previously reserved for the new iTero scanner upgrade program, which was available through the end of the first quarter. CAD/CAM Services decreased for the three months ended March 31, 2013 primarily due to the discontinuation of OrthoCAD iQ services during the fourth quarter of 2012.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Clear Aligner
Cost of net revenues	$32.2	$25.9	$6.3
% of net segment revenues	22.8%	21.0%
Gross profit	$109.3	$97.4	$11.9
Gross margin %	77.2%	79.0%
Scanner and CAD/CAM Services
Cost of net revenues	$8.5	$8.4	$0.1
% of net segment revenues	70.7%	71.3%
Gross profit	$3.5	$3.4	$0.1
Gross margin %	29.3%	28.7%
Total cost of net revenues	$40.7	$34.3	$6.4
% of net revenues	26.5%	25.4%
Gross profit	$112.9	$100.8	$12.1
Gross margin %	73.5%	74.6%

Cost of net revenues for our Clear Aligner and SCCS includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation expense.

Clear Aligner

Gross margin decreased slightly for the three months ended March 31, 2013 compared to the same period in 2012 reflecting higher inventory reserves and lower ASPs. The additional inventory reserve was for the prior aligner material as we transitioned to our new SmartTrack material in February 2013.

Scanner and CAD/CAM Services

Gross margin increased for the three months ended March 31, 2013 compared to the same period in 2012 largely due to the release of revenue previously reserved for the new iTero scanner upgrade program. This was partially offset by unabsorbed manufacturing spend due to lower production volumes and increased warranty cost.

Sales and marketing (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Sales and marketing	$42.3	$38.7	$3.6
% of net revenues	27.5%	28.7%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, expenses for trade shows and industry events, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended March 31, 2013 increased compared to the same period in 2012 primarily due to higher advertising, product marketing, and sales event costs of approximately $3.0 million. We also incurred additional transition costs of approximately $1.0 million related to the conversion of our Asia-Pacific distributor back into a direct sales model effective on May 1, 2013. These costs were partially offset by lower media spend of approximately $0.4 million.

General and administrative (in millions):

	Three Months Ended March 31,
	2013	2012	Change
General and administrative	$30.3	$23.5	$6.8
% of net revenues	19.8%	17.4%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense increased for the three months ended March 31, 2013 compared to the same period in 2012 largely due to higher payroll expense of $3.0 million resulting from annual compensation adjustments and an increase in headcount; higher legal fees of approximately $2.4 million; and a $1.5 million increase in Medical Device Excise Tax.

Research and development (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Research and development	$11.3	$10.5	$0.8
% of net revenues	7.3%	7.8%
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, corporate allocations, facility and facility related costs and stock-based compensation expense.

Research and development expense increased during the three months ended March 31, 2013, compared to the same period in 2012 mostly due to higher payroll costs of approximately $0.6 million resulting from annual compensation adjustments as well as higher headcount, outside consulting, facility, and depreciation related expenses of approximately $0.2 million.

Impairment of goodwill (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Impairment of goodwill	$40.7	$—	$40.7
% of net revenues	26.5%	—%

During the first quarter of 2013, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. As a result of our analysis, we recorded goodwill impairment charge during of $40.7 million. None of the goodwill impairment charge was deductible for tax purposes. Refer to Note 4 for details of the impairment analysis.

Impairment of long-lived assets (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Impairment of long-lived assets	$26.3	$—	$26.3
% of net revenues	17.1%	—%

The impairment of our long-lived assets was the result of changes in the competitive environment for intra-oral scanners which included announcements of new low-priced scanners targeted at Orthodontist and GP Dentist in North America that caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that the carrying value of the long-lived assets was not recoverable and therefore recorded an impairment charge of $26.3 million. Refer to Note 4 for details of the impairment analysis.

Interest and other income (expense), net (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Interest income	$0.2	$0.2	$—
Other expense, net	(1.2)	(1.0)	(0.2)
Total interest income and other expense, net	$(1.0)	$(0.8)	$(0.2)

Interest and other income (expense), net, includes interest income earned on cash and investment balances, foreign currency translation gains and losses, and other miscellaneous charges.

Interest income for the three months ended March 31, 2013 were relatively consistent compared to the same periods in 2012. Other expense for the three months ended March 31, 2013 compared to the same periods in 2012 increased reflecting higher foreign exchange losses.

Income tax (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Provision for income taxes	$2.9	$6.2	$(3.3)
Effective tax rates	(7.5)%	22.8%

For the three months ended March 31, 2013 and 2012, the Company's tax expense was $2.9 million and $6.2 million, respectively, representing effective tax rates of (7.5%) and 22.8%. The effective tax rate decreased primarily due to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions, as well as the impact of the impairment of goodwill and long-lived assets for the three months ended March 31, 2013.
The Company's tax expense of $2.9 million for the three months ended March 31, 2013 is comprised primarily of a benefit related to a pre-tax loss for the period offset by income tax expense of $5.8 million related to the impairment of goodwill and long-lived assets. The $5.8 million is comprised of a $9.7 million tax expense due to a non-deductible goodwill impairment charge offset by a $3.9 million tax benefit associated with the impairment of long-lived assets.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8, as amended) was signed into law. This Act extends the federal research and development credit through December 31, 2013. The federal research and development credit was reinstated retroactively to January 1, 2012. The tax benefit of the federal research and development credit for the twelve months ended December 31, 2012 resulted in a discrete tax benefit of $0.5 million in the first quarter of fiscal year 2013, the period in which the reinstatement was enacted into law.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of March 31, 2013, we maintain a valuation allowance of $30.0 million against deferred tax assets primarily related to foreign net operating loss carryforwards. These net operating loss carryovers would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the first quarter of fiscal year 2013, the amount of gross unrecognized tax benefits increased by approximately $1.4 million primarily due to current period exposures. The total amount of gross unrecognized tax benefits was $22.1 million as of March 31, 2013, all of which would impact our effective tax rate if realized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the first quarter of fiscal year 2013 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We are subject to taxation in the U.S., and various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006. Our subsidiaries in Israel and Germany are under audit by the local tax authorities for calendar years 2006 through 2011 and 2007 through 2011, respectively.

Revision of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the third quarter of 2012, we determined that we had not correctly recognized the excess tax benefits related to stock-based awards in the first quarter of 2012.
In accordance with Staff Accounting Bulletin (SAB) No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we evaluated the materiality of the errors from qualitative and quantitative perspectives, and evaluated the quantified errors under both the iron curtain and the roll-over methods. We concluded that the errors were not material to the financial statements for the first quarter of 2012 and revised the presentation of the statement of cash flows for the first quarter of 2012.
The following tables summarize the effects of the revision on our Condensed Consolidated Statement of Cash Flows. The revision did not impact our Condensed Consolidated Statement of Operations for the first quarter of 2012.
Cash flows

	Three Months Ended March 31, 2012
	(in thousands)
	Previously Reported	Adjustment	As Revised
Statement of Cash Flows
Net cash provided by operating activities	$15,424	$(8,043)	$7,381
Net cash provided by financing activities	6,248	8,043	14,291
Net decrease in cash and cash equivalents	(16,314)	—	(16,314)

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of March 31, 2013 and December 31, 2012, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	March 31 , 2013	December 31, 2012
Cash and cash equivalents	$328,745	$306,386
Marketable securities, short-term	37,975	28,485
Marketable securities, long-term	10,680	21,252
Total	$377,400	$356,123

Cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012 (revised)
Net cash flow provided by (used in) :
Operating activities	$10,418	$7,381
Investing activities	(3,445)	(37,995)
Financing activities	15,423	14,291
Effects of exchange rate changes on cash and cash equivalents	(37)	9
Net increase (decrease) in cash and cash equivalents	$22,359	$(16,314)

As of March 31, 2013 we had $328.7 million of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, and foreign bonds.

As of March 31, 2013, approximately $152.4 million of cash and cash equivalents was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. Such earnings that are intended to be permanently reinvested outside of the U.S. are not subject to U.S. income taxation.

Operating Activities

For the three months ended March 31, 2013, cash flows from operations of $10.4 million resulted primarily from our net loss of approximately $42.0 million and the following reasons:

Non-cash activities

•	Impairment of goodwill was $40.7 million.

•	Impairment of Long Lived Assets was $26.3 million.

•	Excess tax benefits from our share-based payments were $7.7 million.

•	Stock-based compensation expense was $6.4 million related to equity incentive compensation granted to employees.

•
Depreciation, amortization, and the amortization of intangibles were $5.0 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition as well as the additional fixed assets that were placed into service in our new Juarez facility during the first half of 2012.

•	Recovery of allowance for doubtful accounts and returns were $1.2 million.

•	Release of Deferred taxes were $0.9 million primarily due to the utilization of our deferred tax assets.
Changes in working capital

•	Accounts receivable increased by $9.2 million due to the increase in net revenues during the first quarter of 2013. reducing our cash inflow from operations.

•	Prepaid expenses and other assets increased $0.6 million primarily due to the timing of sales and marketing events, reducing our cash inflow from operations.

•	Accounts payable increased by $1.6 million during the first quarter of 2013, increasing our cash inflow from operating activities.

•
Accrued and other long-term liabilities decreased by $7.9 million primarily due to the payments of our incentive compensation during the first quarter of 2013, reducing our cash inflow from operating activities.

•
Deferred revenues decreased by $1.5 million primarily due to the release of revenue previously reserved for the new iTero scanner upgrade program during the first quarter of 2013, decreasing our cash inflow from operating activities.

For the three months ended March 31, 2012, cash flows from operations of approximately $7.3 million resulted primarily from our net income of approximately $21.0 million and the following reasons:
Changes in non-cash activities

•	Excess tax benefits from our share-based payments were $8.0 million.

•	Deferred taxes were approximately $4.7 million primarily due to the utilization of our deferred tax assets.

•
Depreciation, amortization, and the amortization of intangibles were approximately $3.9 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition as well as the additional fixed assets that were placed into service in our new Juarez facility during the quarter.

•	Stock-based compensation expense was approximately $4.9 million related to equity incentive compensation granted to employees.

•	Other non-cash activities including the recovery from doubtful accounts and the loss on the retirement/disposal of our fixed assets of $0.1 million.

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

Investing Activities

Net cash used in investing activities was $3.4 million for the three months ended March 31, 2013 primarily consisted of our purchase of property and equipment of $5.6 million and marketable securities of $3.3 million. These costs were partially offset by $4.4 million of maturities of our marketable securities and the release of $1.1 million of funds we hold related to unclaimed merger consideration for the acquisition of Cadent on April 29, 2011.
Net cash used in investing activities was $38.0 million for the three months ended March 31, 2012 primarily consisted of purchase of marketable securities of 28.2 million and property and equipment purchases of $12.6 million. These costs were partially offset by $2.8 million of maturities of our marketable securities.

Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash provided by financing activities was $15.4 million for the three months ended March 31, 2013 primarily resulting from $13.3 million in proceeds from the issuance of our common stock and $7.7 million from excess tax benefit from our share-based payment arrangements. These were partially offset by $2.4 million of common stock repurchases and $3.1 million of taxes paid for our employees' vesting of restricted stock units.

Net cash provided by financing activities was $14.3 million for the three months ended March 31, 2012 primarily resulting in $10.2 million in proceeds from the issuance of our common stock and $8.0 million from excess tax benefit from our share-based payment arrangements, which were partially offset by $2.5 million of common stock repurchases and $1.4 million of taxes paid for our employees' vesting of restricted stock units.

Stock Repurchase

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. As of March 31, 2013, there remains approximately $92.6 million available under our existing stock repurchase authorization.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2012.

•	Revenue recognition;

•	Stock-based compensation expense;

•	Long-lived assets, including finite-lived purchased intangible assets;

•	Deferred tax valuation allowance;

•	Goodwill; and

•	Impairment of goodwill and long-lived assets

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2012.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2013, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between April 23, 2012 and October 17, 2012 ( the "Securities Action"). The complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the complaint alleges that during the purported class period our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts.  The complaint seeks monetary damages in an unspecified amount, costs and attorney's fees. The hearing on the motion for appointment of lead plaintiff is currently scheduled for May 30th, 2013. Align intends to vigorously defend itself against these allegations.  Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The allegations in the complaint are similar to those presented in the Securities Action, but the complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products. We also provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions, or consumer rebate programs; if we expand our discount programs in the future, or participation in these programs increases; if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue; or if sales by our distributors grows at a faster pace than our direct sales, our average selling price would be adversely affected and our net revenues, gross margin and net income may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of net revenues and income in our consolidated financial statements.

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

We acquired Cadent Holdings, Inc. in April 2011. We acquired Cadent for their people, their technology and their existing revenue streams such as, OrthoCAD iRecord and OrthoCAD iCast in addition to their intra-oral scanning technology. This acquisition is expected to strengthen our ability to drive adoption of the Invisalign system by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base. We completed the acquisition of our Asia-Pacific distributor on April 30, 2013. We may experience difficulties in achieving the anticipated financial or strategic benefits of these acquisitions. Potential risks include:

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

•
continued changes in the competitive environment, including recent announcements from competitors of new lower-priced scanners which we expect will lengthen the customer evaluation process and may result in price reductions and/or loss of sales;

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

We earn an increasingly larger portion of our total revenues from international sales and face risks attendant to those operations.

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face a variety of risks, including

•	local political and economic instability;

•
the engagement of activities by our employees, contractors, partners and agents, especially in countries with developing economies, that are prohibited by international and local trade and labor laws and other laws prohibiting corrupt payments to government officials, including the Foreign Corrupt Practices Act, the UK Bribery Act of 2010 and export control laws, in spite of our policies and procedures designed to ensure compliance with these laws;

•	restrictions on the transfer of funds, including with respect to restrictions on our ability to repatriate foreign cash to the United States at favorable tax rates;

•	fluctuations in currency exchange rates; and

•	increased expense of developing, testing and making localized versions of our products;

Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole.

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

Training production technicians takes approximately 90 to 120 days. As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to deliver our products within the timeframe our customers expect. Such a delay could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2013, we had issued 289 U.S. patents, 138 pending U.S. patent applications, and 231 foreign issued patents, and 130 pending foreign patent applications.

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
Recent changes in the competitive environment, including announcements in March 2013 of new lower-priced scanners targeted at Orthodontists and GPs in North America caused us to lower our expectations for growth and profitability for scanner and CAD/CAM services business. As a result, we conducted an impairment analysis of long-lived assets and goodwill related to the SCCS reporting unit. Based on these analyses, we recorded a $26.3 million impairment of our long-lived assets and $40.7 million impairment of goodwill. The $40.7 million represents the remaining goodwill balance in the SCCS reporting unit.
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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of March 31, 2013, our North American sales organization consisted of approximately 245 people. Internationally, we had approximately 85 people engaged in sales and sales support as of March 31, 2013. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans, settlement of income tax audits, and changes in overall levels of pretax earnings. During the first quarter of 2013, we incurred a $40.7 million impairment of goodwill which was not deductible for tax purposes.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2013. As a result of these incentives, income taxes were reduced by $6.0 million through the first quarter of 2013 In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. Our subsidiaries in Israel and Germany are under audit by the local tax authorities for calendar years 2006 through 2011 and 2007 through 2011, respectively.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended March 31, 2013 (1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1, 2013 through March 31, 2013	75,000	$32.47	75,000	$92,617,098
On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. During the first quarter of 2013, we repurchased approximately 0.1 million shares of common stock at an average price of $32.47 per share for an aggregate purchase price of approximately $2.4 million including commissions. The common stock repurchases reduced additional paid-in capital by approximately $0.7 million and increased accumulated deficit by $1.7 million. All repurchased shares were retired.

(1)	All shares were repurchased pursuant to the publicly announced repurchase program described above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Transition Agreement between Kenneth B. Arola and Align Technology, Inc.				*
10.2	Credit Agreement, dated as of March 22, 2013, by and between Align Technology, Inc., as borrower, and Wells Fargo Bank, National Association, as lender.	8-K	3/27/2013	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

Date: May 3, 2013	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ ROGER E. GEORGE
Roger E. George Vice President, Corporate and Legal Affairs, General Counsel and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Transition Agreement between Kenneth B. Arola and Align Technology, Inc.				*
10.2	Credit Agreement, dated as of March 22, 2013, by and between Align Technology, Inc., as borrower, and Wells Fargo Bank, National Association, as lender.	8-K	3/27/2013	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*