Form 10-Q
period 2013-06-30
ALIGN TECHNOLOGY INC
filed 2013-08-02
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 26, 2013 was 79,837,318.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen Vivera, SmartForce, SmartTrack, Power Ridges, iTero, Orthocad iCast and Orthocad iRecord amongst others, are trademarks belonging to Align Technology, Inc., and/or its subsidiaries and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	$163,828	$145,626	$317,408	$280,705
Cost of net revenues	40,137	36,826	80,868	71,145
Gross profit	123,691	108,800	236,540	209,560
Operating expenses:
Sales and marketing	47,847	39,087	90,128	77,804
General and administrative	27,027	23,021	57,375	46,532
Research and development	10,916	10,680	22,198	21,206
Impairment of goodwill	—	—	40,693	—
Impairment of long-lived assets	—	—	26,320	—
Total operating expenses	85,790	72,788	236,714	145,542
Income (loss) from operations	37,901	36,012	(174)	64,018
Interest and other income (expenses), net	(335)	541	(1,323)	(271)
Net income (loss) before provision for income taxes	37,566	36,553	(1,497)	63,747
Provision for income taxes	8,246	8,061	11,166	14,271
Net income (loss)	$29,320	$28,492	$(12,663)	$49,476

Net income (loss) per share:
Basic	$0.36	$0.35	$(0.16)	$0.62
Diluted	$0.36	$0.34	$(0.16)	$0.60
Shares used in computing net income (loss) per share:
Basic	80,576	80,384	80,909	79,810
Diluted	82,149	82,954	80,909	82,446
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$29,320	$28,492	$(12,663)	$49,476
Net change in cumulative translation adjustment	(8)	(521)	(64)	(361)
Change in unrealized losses on available-for-sale securities, net of tax	(186)	(12)	(183)	(25)
Other comprehensive loss	(194)	(533)	(247)	(386)
Comprehensive income (loss)	$29,126	$27,959	$(12,910)	$49,090
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$164,497	$306,386
Restricted cash	516	1,575
Marketable securities, short-term	113,933	28,485
Accounts receivable, net of allowances for doubtful accounts and returns of $1,101 and $2,484, respectively	112,367	98,992
Inventories	15,704	15,122
Prepaid expenses and other current assets	35,076	35,233
Total current assets	442,093	485,793
Marketable securities, long-term	62,885	21,252
Property, plant and equipment, net	76,932	79,191
Goodwill	61,713	99,236
Intangible assets, net	24,975	45,777
Deferred tax assets	30,622	21,609
Other assets	4,674	3,454
Total assets	$703,894	$756,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,556	$19,549
Accrued liabilities	75,776	74,247
Deferred revenues	63,322	61,975
Total current liabilities	160,654	155,771
Other long-term liabilities	23,042	19,224
Total liabilities	183,696	174,995
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,699 and 80,611 issued and outstanding at 2013 and 2012, respectively)	8	8
Additional paid-in capital	693,102	670,732
Accumulated other comprehensive income (loss)	(44)	203
Accumulated deficit	(172,868)	(89,626)
Total stockholders’ equity	520,198	581,317
Total liabilities and stockholders’ equity	$703,894	$756,312
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,663)	$49,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	6,272	9,228
Depreciation and amortization	7,087	5,905
Amortization of intangibles	1,702	2,246
Stock-based compensation	13,675	10,142
Excess tax benefit from share-based payment arrangements	(15,331)	(16,745)
Impairment of goodwill	40,693	—
Impairment of long-lived assets	26,320	—
Provision for (recovery of) doubtful accounts and returns	(1,081)	310
Other non-cash income (expense)	(13)	74
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(7,567)	(11,813)
Inventories	(581)	(5,221)
Prepaid expenses and other assets	(234)	(1,970)
Accounts payable	50	(1,954)
Accrued and other long-term liabilities	3,298	(3,927)
Deferred revenues	2,099	7,004
Net cash provided by operating activities	63,726	42,755
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(7,652)	—
Release of restricted cash	1,053	2,848
Purchase of property, plant and equipment	(9,389)	(25,778)
Purchase of marketable securities	(150,806)	(43,857)
Proceeds from maturities of marketable securities	18,117	10,002
Proceeds from sales of marketable securities	5,043	—
Other payments for investing activities	(138)	(125)
Net cash used in investing activities	(143,772)	(56,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21,128	23,689
Common stock repurchase	(95,108)	(2,524)
Excess tax benefit from share-based payment arrangements	15,331	16,745
Employees’ taxes paid upon the vesting of restricted stock units	(3,234)	(1,627)
Other payments for financing activities	(13)	—
Net cash (used in) provided by financing activities	(61,896)	36,283
Effect of foreign exchange rate changes on cash and cash equivalents	53	(4)
Net increase (decrease) in cash and cash equivalents	(141,889)	22,124
Cash and cash equivalents, beginning of the period	306,386	240,675
Cash and cash equivalents, end of the period	$164,497	$262,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three and six months ended June 30, 2013 and 2012, our comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, our financial position as of June 30, 2013 and our cash flows for the six months ended June 30, 2013 and 2012. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from the December 31, 2012 audited financial statements. Net revenues by geographic area for prior period amounts in Note 13 have been reclassified to conform with the current period presentation. These reclassifications had no impact on our financial position for the three and six months ended June 30, 2013 and 2012.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2012.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, long-lived assets and goodwill, useful lives of intangible assets and property and equipment, stock-based compensation, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")”. This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. The adoption of this guidance during our first quarter of 2013 did not have a material affect to our condensed consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

Short-term

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$29,054	$10	$(14)	$29,050
U.S. dollar dominated foreign corporate bonds	12,824	4	(5)	12,823
Commercial paper	42,436	15	—	42,451
Municipal securities	1,150	—	(1)	1,149
U.S. government agency bonds	26,473	—	(10)	26,463
Asset-backed securities	2,000	—	(3)	1,997
Total Marketable Securities, Short-Term	$113,937	$29	$(33)	$113,933

Long-term

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$25,555	$1	$(81)	$25,475
U.S. government agency bonds	7,768	1	(5)	7,764
U.S. dollar dominated foreign corporate bonds	15,189	—	(46)	15,143
U.S. government treasury bonds	3,621	—	(2)	3,619
Municipal securities	8,906	—	(14)	8,892
Asset-backed securities	2,000	—	(8)	1,992
Total Marketable Securities, Long-Term	$63,039	$2	$(156)	$62,885

Short-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$18,767	$7	$(4)	$18,770
Commercial paper	4,646	1	—	4,647
U.S. dollar dominated foreign corporate bonds	5,060	9	(1)	5,068
Total Marketable Securities, Short-Term	$28,473	$17	$(5)	$28,485
Long-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,132	$16	$(7)	$16,141
U.S. government agency bonds	2,069	1	—	2,070
U.S. dollar dominated foreign corporate bonds	3,038	4	(1)	3,041
Total Marketable Securities, Long-Term	$21,239	$21	$(8)	$21,252
 For the three and six months ended June 30, 2013 and 2012, realized losses were immaterial. Unrealized gains and losses for our available for sale securities as of June 30, 2013 and December 31, 2012 were also immaterial. Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of June 30, 2013 and December 31, 2012. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three and six months ended June 30, 2013 and 2012.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds, municipal securities, asset-backed securities and commercial paper that have a maximum maturity of two years. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 10 months as of June 30, 2013 and December 31, 2012.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Due in one year or less	$113,933	$28,485
Due in one to two years	62,885	21,252
Total available for sale short-term and long-term securities	$176,818	$49,737

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of June 30, 2013 or December 31, 2012.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, U.S. dollar dominated foreign corporate bonds, U.S. government agency bonds, municipal securities, asset-backed securities and our Israeli severance funds that are mainly invested in insurance policies. We obtain fair values for level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.

We did not hold any Level 2 liabilities as of June 30, 2013 or December 31, 2012.

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

We did not hold any Level 3 assets or liabilities as of June 30, 2013 or December 31, 2012.
Non-Recurring Fair Value Measurements

During the three months ended March 31, 2013, we recorded an impairment charge to our long-lived assets and goodwill of $26.3 million and $40.7 million, respectively, related to our Scanner and CAD/CAM Services ("SCCS") reporting unit as an event occurred and circumstances changed that led us to perform an impairment analysis prior to our annual test which required us to determine the fair value of the SCCS reporting unit (Refer to Note 5). These fair value measurements were calculated using unobservable inputs, using the income approach which is classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates.

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$49,750	$49,750	$—
Commercial paper	34,291	—	34,291
U.S. dollar dominated foreign corporate bonds	1,003	—	1,003
U.S. government agency bonds	1,750	—	1,750
Short-term investments:
Commercial paper	42,451	—	42,451
Corporate bonds	29,050	—	29,050
U.S. dollar dominated foreign corporate bonds	12,823	—	12,823
Municipal securities	1,149	—	1,149
U.S. government agency bonds	26,463	—	26,463
Asset-backed securities	1,997	—	1,997
Long-term investments:
Corporate bonds	25,475	—	25,475
U.S. government agency bonds	7,764	—	7,764
U.S. dollar dominated foreign corporate bonds	15,143	—	15,143
U.S. government treasury bonds	3,619	3,619	—
Municipal securities	8,892	—	8,892
Asset-backed securities	1,992	—	1,992
Other assets:
Israeli severance funds	2,432	—	2,432
	$266,044	$53,369	$212,675

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,166	$86,166	$—
Commercial paper	950	—	950
Short-term investments:
Commercial paper	4,647	—	4,647
Corporate bonds	18,770	—	18,770
U.S. government agency bonds	5,068	—	5,068
Long-term investments:
U.S. government agency bonds	2,070	—	2,070
Corporate bonds	16,141	—	16,141
U.S. dollar denominated foreign corporate bonds	3,041	—	3,041
Other assets:
Israeli severance funds	2,218	—	2,218
	$139,071	$86,166	$52,905

Note 3. Balance Sheet Components

Inventories

Inventories are comprised of (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$6,464	$7,629
Work in process	3,895	3,889
Finished goods	5,345	3,604
Total Inventories	$15,704	$15,122

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and benefits	$39,577	$39,621
Accrued sales rebates	9,547	8,333
Accrued sales tax and value added tax	4,672	5,253
Accrued sales and marketing expenses	3,371	4,088
Accrued warranty	4,453	4,050
Accrued accounts payable	3,981	2,866
Customer deposits	2,054	237
Accrued professional fees	1,160	2,349
Accrued income taxes	1,444	572
Other accrued liabilities	5,517	6,878
Total Accrued Liabilities	$75,776	$74,247

Warranty

We regularly review and update the accrued warranty balances and update these balances based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

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

The following table reflects the change in our warranty accrual during the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$4,050	$3,177
Charged to cost of net revenues	2,784	2,113
Actual warranty expenditures	(2,381)	(1,777)
Balance at end of period	$4,453	$3,513

Note 4. Business Combinations

On April 30, 2013, we completed the acquisition of ICA Holdings Pty Limited ("ICA") upon the expiration of the distribution agreement between certain subsidiaries of ICA and Align Technology B.V., for a total cash consideration of approximately $8.6 million, of which $7.4 million was attributed to assets acquired, $2.3 million in liabilities assumed and $3.5 million to goodwill. Goodwill as a result of this acquisition represents the excess of the purchase price over the fair value of the underlying net assets acquired and represents the knowledge and experience of the workforce in place.  None of this goodwill will be deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.

We believe that the transition from our distributor arrangement to a direct sales model as a result of the acquisition of ICA will increase our net revenues in the region as we will experience higher average sales prices (“ASP”) as compared to our discounted ASP under the prior distribution agreement.

Pro forma results of operations for this acquisition have not been presented as it is not material to our results of operations, either individually or in aggregate, for the three and six months ended June 30, 2013 and 2012.

Note 5. Goodwill and Long-lived Assets

Goodwill
The change in the carrying value of goodwill for the six months ended June 30, 2013 by our reportable segments, which are also our reporting units, is as follows (in thousands):

	Clear Aligner	SCCS	Total
Balance as of December 31, 2012	$58,543	$40,693	$99,236
Goodwill from ICA acquisition	3,509	—	3,509
Impairment of goodwill	—	(40,693)	(40,693)
Adjustments [1]	(339)	—	(339)
Balance as of June 30, 2013	$61,713	$—	$61,713
1The adjustments to goodwill during the six months ended June 30, 2013 were due primarily to foreign currency translation.
Impairment of Goodwill
We test our goodwill balances for impairment annually on November 30th or more frequently if indicators are present or circumstances change that suggest it is more likely than not that the fair value of the reporting unit is less than the carrying amount. During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, that caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that goodwill for our SCCS reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount.
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
As a result of our step one analysis, we concluded that the fair value of the SCCS reporting unit was less than its carrying value; therefore, we proceeded to step two of the goodwill impairment analysis. Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on our analysis, there was no implied goodwill for the SCCS reporting unit. We therefore recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represents the remaining goodwill balance in the SCCS reporting unit. None of the goodwill impairment charge was deductible for tax purposes.

Long-lived Assets

Impairment of Long-lived Assets

We amortize our intangible assets over their estimated useful lives. We evaluate long-lived assets, which includes property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment of our intra-oral scanning business.

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that the carrying value of the SCCS long-lived assets was not recoverable as compared to the value of the undiscounted cash flows of our revised projections for the asset group. In order to determine the impairment amount of our long-lived assets, we fair valued each key component of our long-lived assets within the asset group, which involved the use of significant estimates and assumptions including replacement costs, revenue growth rates, operating margins, and plant and equipment cost trends. We determined our long-lived asset group within the SCCS reporting unit to be primarily finite-lived intangible assets, plant and equipment. Upon completion of this analysis, we recorded a total impairment charge of $26.3 million of which $19.3 million represented the impairment related to our SCCS intangible assets and $7.0 million related to plant and equipment.

Intangible assets arising either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2013	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2013
Trademarks	15	$7,100	$(1,043)	$(4,179)	$1,878
Existing technology	13	12,600	(1,984)	(4,328)	6,288
Customer relationships	11	33,500	(6,202)	(10,751)	16,547
Other	7	285	(22)	—	263
		$53,485	$(9,251)	$(19,258)	$24,976

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2012	Accumulated Amortization	Net Carrying Value as of December 31, 2012
Trademarks	15	$7,100	$(895)	$6,205
Existing technology	13	12,600	(1,642)	10,958
Customer relationships	11	33,500	(5,002)	28,498
Other	8	125	(9)	116
		$53,325	$(7,548)	$45,777

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2013 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2013	$1,325
2014	2,635
2015	2,629
2016	2,629
2017	2,629
Thereafter	13,129
Total	$24,976

Note 6. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of June 30, 2013, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 7. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which names the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleges that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of GAAP. The amended complaint seeks monetary damages in an unspecified amount, costs and attorney's fees. Align intends to file a motion to dismiss the amended complaint. That motion is due no later than August 22, 2013. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

Note 8. Commitments and Contingencies

Operating Leases

As of June 30, 2013, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2013	$3,918
2014	7,184
2015	5,500
2016	4,921
2017	2,367
Thereafter	52
Total minimum future lease payments	$23,942

Off-balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions
In the normal course of business to facilitate transactions in our services and products, we indemnify certain parties: customers, vendors, lessors and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stock-based Compensation

Summary of stock-based compensation expense

On May 16, 2013, the Stockholders approved an increase of 7,000,000 shares to the 2005 Incentive Plan (as amended) for a total reserve of 23,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net revenues	$637	$457	$1,217	$920
Sales and marketing	2,012	1,447	3,023	2,618
General and administrative	3,556	2,493	7,483	4,922
Research and development	1,060	882	1,952	1,682
Total stock-based compensation expense	$7,265	$5,279	$13,675	$10,142

Options

Activity for the six month period ended June 30, 2013 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2012	3,276
Granted	—
Exercised	(1,181)
Cancelled or expired	(72)
Outstanding as of June 30, 2013	2,023	$15.51	3.87	$43,561
Vested and expected to vest at June 30, 2013	2,023	$15.51	3.87	$43,561
Exercisable at June 30, 2013	1,731	$14.95	3.81	$38,241

There were no stock options granted during the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013, the total unamortized compensation cost related to stock options, net of estimated forfeitures, is $2.9 million, which we expect to recognize over a weighted average period of 1.1 years.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the six months ended June 30, 2013 is as follows (in thousands, except years):

	Number of Shares Underlying RSUs	Weighted Remaining Vesting Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2012	1,500
Granted	956
Vested and released	(490)
Forfeited	(83)
Nonvested as of June 30, 2013	1,883	1.73	$69,747

As of June 30, 2013, the total unamortized compensation cost related to RSUs, net of estimated forfeitures, was $42.8 million, which we expect to recognize over a weighted average period of 2.9 years.

On February 20, 2013 and 2012, we granted market-performance based restricted stock units (“MSU”) to our executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSUs initially granted.

The following table summarizes the MSU activity for the six months ended June 30, 2013 (in thousands, except years):

	Number of Shares Underlying MSUs	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
		(in years )
Nonvested as of December 31, 2012	266
Granted	225
Vested and released	(79)
Forfeited	(43)
Nonvested as of June 30, 2013	369	2.08	$13,676

As of June 30, 2013, the total unamortized compensation costs related to the MSUs, net of estimated forfeitures, was $7.7 million, which we expect to recognize over a weighted average period of 2.1 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2013, there remains 1,738,963 shares available for purchase under the 2010 Purchase Plan.

As of June 30, 2013, the total unamortized compensation cost related to employee purchases we expect to recognize was $2.4 million over a weighted average period of 0.7 year.

Note 10. Common Stock Repurchase Program

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock. Purchases under the stock repurchase program may be made from time to time in the open market. During the six months ended June 30, 2013, we repurchased approximately 2.7 million shares of our common stock at an average price of $34.95 per share, including commissions, for an aggregate purchase price of approximately $95.1 million. All repurchased shares were retired. The common stock retirements reduced additional paid-in capital by approximately $24.5 million and increased accumulated deficit by $70.6 million. No shares are available for repurchase as we completed the repurchases under this program as of June 30, 2013.

Note 11. Accounting for Income Taxes

For the three and six months ended June 30, 2013, our income tax expense was $8.2 million and $11.2 million, representing effective tax rates of 22.0% and (745.9)%, respectively. For the three and six months ended June 30, 2012, our income tax expense was $8.1 million and $14.3 million, representing effective tax rates of 22.1% and 22.4%, respectively. The decrease in the tax provision when comparing the six months ended June 30, 2012 to the six months ended June 30, 2013 is primarily due to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions, as well as the tax impact of the impairment of goodwill and long-lived assets which was recorded as a discrete item in the quarter ended March 31, 2013.

Our tax expense of $11.2 million for the six months ended June 30, 2013 is comprised primarily of a benefit related to a pre-tax loss for the period offset by income tax expense of $5.8 million related to the impairment of goodwill and long-lived assets. The $5.8 million, which was recorded as a discrete item in the quarter ended March 31, 2013, is comprised of a $9.7 million tax expense due to a non-deductible goodwill impairment charge offset by a $3.9 million tax benefit associated with the impairment of long-lived assets.

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

As of June 30, 2013, we maintain a valuation allowance of $30.3 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryovers would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended June30, 2013, the amount of gross unrecognized tax benefits increased by approximately $1.9 million due to current period exposures. The total amount of unrecognized tax benefits was $24.0 million as of June 30, 2013, all of which would impact our effective tax rate if recognized.  We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended June 30, 2013 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

Note 12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, RSUs, MSUs and ESPP.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$29,320	$28,492	$(12,663)	$49,476
Denominator:
Weighted-average common shares outstanding, basic	80,576	80,384	80,909	79,810
Dilutive effect of potential common stock	1,573	2,570	—	2,636
Total shares, diluted	82,149	82,954	80,909	82,446
Net income (loss) per share, basic	$0.36	$0.35	$(0.16)	$0.62
Net income (loss) per share, diluted	$0.36	$0.34	$(0.16)	$0.60

For the six months ended June 30, 2013, stock options, RSUs, MSUs and ESPP totaling 1.8 million of potentially dilutive shares have been excluded from the total diluted shares because there was a net loss during the period. The anti-dilutive affect from stock options during the three months ended June 30, 2013 were not material.

For the three and six months ended June 30, 2012, stock options, RSUs and MSUs totaling 0.1 million for each period were excluded from diluted net income per share because of their anti-dilutive effect.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Revenues	2013	2012	2013	2012
Clear Aligner
Invisalign Full	$95,762	$88,617	$181,676	$171,041
Invisalign Express/Lite	19,158	13,632	35,241	25,438
Invisalign Teen	19,937	16,380	38,510	31,528
Invisalign Assist	7,680	7,251	15,973	14,444
Invisalign non-case revenues	10,766	7,789	23,475	14,546
SCCS
Scanners	5,027	6,032	11,652	11,393
CAD/CAM Services	5,498	5,925	10,881	12,315
Total net revenues	$163,828	$145,626	$317,408	$280,705

Gross profit
Clear Aligner	$120,124	$105,617	$229,451	$203,006
Scanners and CAD/CAM Services	3,567	3,183	7,089	6,554
Total gross profit	$123,691	$108,800	$236,540	$209,560

Geographical Information

Net revenues and tangible long-lived assets are presented below by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues: (1)
U.S.	$121,651	$110,838	$241,692	$214,096
the Netherlands	32,363	28,715	63,458	55,080
Other international	9,814	6,073	12,258	11,529
Total net revenues	$163,828	$145,626	$317,408	$280,705

	As of June 30,	As of December 31,
	2013	2012
Long-lived assets:
U.S.	$62,644	$60,098
Mexico	6,348	6,473
the Netherlands	5,299	4,707
Other international	2,641	7,913
Total long-lived assets	$76,932	$79,191

(1)	Net revenues are attributed to countries based on location of where revenue is recognized.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the scanner and CAD/CAM services business, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained and their impact on volumes, the impact of the termination of our Asia Pacific distributor relationship and reverting to a direct sales model in that region by acquiring the distributor business, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
We received Food and Drug Administration ("FDA") clearance in 1998 and began our first commercial sales of Invisalign to U.S. Orthodontists in 1999 followed by U.S General Practitioner Dentists (GPs) in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in the Asia-Pacific, Latin America, and Europe, Middle East and Africa ("EMEA") regions, and introduced a full range of treatment options including Invisalign Express (10 and 5), Invisalign Teen, Invisalign Assist, Vivera retainers, Invisalign Lite and Invisalign i7. By 2011, we launched Invisalign G3 and Invisalign G4, which include significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases and introduced Invisalign in the People’s Republic of China. Most recently, we launched SmartTrack, the next generation of Invisalign clear aligner material which became the new standard aligner material for Invisalign clear aligner products in North America and Europe beginning January 21, 2013 and for other international markets where we received regulatory approval.

In 2011, we acquired Cadent Holdings, Inc., a leading provider of 3D digital scanning solutions for orthodontics and dentistry and makers of the iTero intra-oral scanner and OrthoCAD services. We believe that the combination of Align’s and Cadent’s technologies and capabilities creates greater growth opportunities for Align by bringing innovative new Invisalign treatment tools to customers and by extending the value of intra-oral scanning in dental practices. Intra-oral scanners provide a dental “chair-side” platform for accessing valuable digital diagnosis and treatment tools, with potential for enhancing accuracy of records, treatment efficiency, and the overall patient experience. We believe there are numerous benefits for customers and the opportunity to accelerate the adoption of Invisalign through interoperability with our intra-oral scanners. The use of digital technologies such as CAD/CAM for restorative dentistry or in-office restorations has been growing rapidly and intra-oral scanning is a critical part of enabling these new digital technologies and procedures in dental practices. Since the acquisition, we have launched significant product options and software enhancements to the scanner product line. In late 2012, we commercially launched the Invisalign Outcome Simulator, the first Invisalign chair-side application powered by the iTero scanner. The interactive application provides dentists and orthodontists an enhanced platform for patient education and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. The new iTero scanner was available in North America beginning in February 2013 and is now available in select international markets as a single hardware platform with software options for restorative or orthodontic procedures.
The Invisalign system is offered in more than 45 countries and has been used to treat more than 2.0 million patients. Our iTero intra-oral scanner is available in over 25 countries and provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,800 dental labs worldwide.

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

In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2013 and beyond, which are updated below:

•
Product innovation and clinical effectiveness. We recently announced the introduction of SmartTrack, a proprietary, custom engineered aligner material, designed to deliver gentle, more constant force to improve control of tooth movements with Invisalign clear aligner treatment. This will build on the success we have seen with Invisalign G3/G4 and encourage even greater confidence and adoption in our customers’ practices. Although the introduction of SmartTrack will result in higher cost of net revenues and a reduction in gross margins due to higher material costs in our clear aligner segment in 2013, we believe these innovations are important contributors to increase utilization across our channels worldwide. Additionally, we recently introduced the new iTero scanner, which is a single hardware platform with software options for restorative or orthodontic procedures, Invisalign interoperability, as well as the Invisalign Outcome Simulator, our first chair-side application powered by our iTero scanner. We believe that over the long-term these types of product and clinical innovations will increase adoption of Invisalign and increase sales of our intra-oral scanners; however, it is difficult to predict the rate of adoption, which may vary by region and channel.

•
Invisalign Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the current quarter and for the previous nine quarters are as follows:

*Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the second quarter of 2013 increased slightly to 4.4 cases per doctor compared to 4.3 cases in the second quarter of 2012 driven primarily by North American Orthodontists and international doctors. Utilization increased from 7.7 in the second quarter of 2012 to 8.0 cases per doctor among our North American orthodontist customers and from 4.1 in the second quarter of 2012 to 4.3 case per doctor among our international doctors, reflecting continued adoption of our Invisalign products driven by ongoing product improvements and feature launches. Utilization among our North American General Practitioner ("GP") decreased slightly, due in part to the increase in newly trained and lower volume GPs submitting cases in the second quarter of 2013. As doctors increase their utilization, we anticipate higher participation in our volume rebate program which may result in lower average selling prices of our products.

•
Seasonal Trends. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and therefore tend to start fewer cases.   Internationally, sales of Invisalign treatment are often weaker in the summer months due to our customers and their patients being on holiday. Consequently, we expect that our Invisalign volume will be flat to down in the third quarter of 2013 compared to the second quarter.

•
Number of new Invisalign doctors trained. We continue to expand our Invisalign customer base by training new doctors. In 2012, Invisalign growth was driven primarily by the continued expansion of our customer base as we trained a total of 6,840 new orthodontists and GPs in North America and internationally. We expect to train approximately 7,220 doctors in 2013 and during the first half of 2013, we trained a total of 3,810 doctors worldwide. In the second quarter of 2013, we trained a total of 2,150 new Invisalign doctors, adding 115 North American Orthodontists, 1,015 North American GPs and 1,020 international doctors.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expanding into new markets. On a year-over-year basis, international volume increased 21% compared to the second quarter of 2012, reflecting growth in our direct business in Europe despite widespread economic changes. In addition, in the second quarter of 2013, we successfully completed the transition of countries managed by our APAC distributor back to a direct sales model by acquiring the distributor business. Now four of the largest indirect country markets of Australia, New Zealand, Hong Kong and Singapore are direct sales regions, and we began to recognize direct sales of Invisalign products sold in that region at our full average selling price ("ASP") rather than at the discounted ASP under the distribution agreement. In 2012, this distributor accounted for approximately 3% of worldwide net revenues, and we expect the region to become an even more meaningful contributor to revenue growth in 2013. In the near term, however, the assumption of the direct operating costs will offset the uplift to ASPs. Although we expect volumes and revenues will increase, we may experience difficulties in achieving the anticipated financial benefits. The remaining eight indirect country markets in Brunei, Indonesia, Macau, Malaysia, Philippines, South Korea, Taiwan, Thailand and Vietnam as well as the EMEA and Latin America regions will continue under a distribution model.

•
Increased Sales Force Coverage. Our direct sales organization in North America is comprised of a team of territory managers, and to a lesser extent, territory specialists. These territory specialists are used to enhance coverage in larger territories, especially with our lower volume GP customers. Due to the success of this sales coverage model, we expect to add approximately 20 sales representatives in 2013, predominantly in North America. In addition, with the transition of our Asia-Pacific distributor to a direct sales model in May 2013 as a result of acquiring the distributor business, we acquired approximately 15 additional sales representatives in that region.

•
Change to Mid-Course Correction Policy. We seek to continually evaluate and improve our products, our customer support processes and policies to support those goals. Mid-course correction provides our customers with the option of requesting a treatment correction during active treatment if the case is not tracking to the original treatment plan or goals. Based on customer feedback, beginning June 15, 2013, we no longer charge a fee associated with our mid-course correction orders. We now include up to three free mid-course correction orders per case in our list prices for Invisalign Full and Invisalign Teen. As a result of this change, Invisalign Clear Aligner net revenues for the second quarter of 2013 were decreased by $1.2 million, which reflects the revenue deferred to provide free mid-course corrections for cases shipped between April 1 through June 15, 2013 that are now eligible for the new mid-course correction policy. Based on an historical usage rate, we will defer approximately $10 per case, which will be recognized when mid-course corrections orders are shipped. In addition, because we will no longer charge customers for mid-course correction orders, we anticipate lower quarterly net revenues of approximately $700,000.

•
SCCS business. In October 2012, we reached a mutual agreement to terminate the exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the non-exclusive distribution agreement for iTero intra-oral scanners in North America effective December 31, 2012. The global market for restorative dentistry is far more fragmented and complex than for orthodontics, involving hundreds of thousands of labs, suppliers, general dentists and specialists. In Europe, adoption of digital restorative technology has been slowed due to challenging economic conditions and reluctance to invest in capital equipment. In view of these conditions, we expect to have very few scanner sales internationally in the near term as we determine the most effective way to re-stage growth in this market. Our direct sales model remains unchanged in North America where most of the SCCS net revenues are generated. In North America, we expect revenue in the SCCS segment to be down sequentially in the third quarter of 2013 compared to the second quarter as a result of lower ASP due to the introduction of a lower sales price for our iTero intro-oral scanner and increased competition.

•
Increase in Invisalign Selling Price. In recent years, we have significantly increased investment in research and development resulting in product innovations, such as Invisalign G3, Invisalign G4 and SmartTrack clear aligner material. We have also continued to increase our consumer advertising spending to drive more patient demand. In addition, beginning January 1, 2013, the U.S. Federal Government imposed a new excise tax on medical device manufacturers enacted into law as part of the comprehensive healthcare reform legislation in March 2010, which Invisalign clear aligners are considered a taxable medical device. As a result of this new tax and our continued investments in research and development and consumer advertising, effective January 1, 2013, we increased our Invisalign pricing by adding $26.00 to $50.00 per case compared to 2012 prices. For 2013, we expect that the impact on our ASP from this price increase will be offset somewhat by an expected increase in our rebate program due to the anticipated increase in utilization by our customers, increased volume from our lower price products, including Invisalign Express 5 and Invisalign i7, as well as slightly higher material costs for the SmartTrack clear aligner material. The prices for Invisalign Teen, Invisalign retainers and Vivera retainers will remain unchanged.

•
2013 Operating expenses. We expect operating expenses to increase in 2013 compared to 2012 due to the increase in our North American sales force coverage, the addition of the direct sales force in Asia-Pacific due to acquiring the distributor business and the inclusion of the medical device excise tax as a result of new tax regulations effective January 1, 2013.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and income in our condensed consolidated financial statements.

•
Launch of Realine. In the second quarter of 2013, we announced the introduction of Realine™, an entry level, five-stage clear aligner product designed for very minor crowding and spacing issues that GP dentists see in their practices every day, including dental relapse. Realine offers non-Invisalign GP dentists a competitively-priced, easy to use product for patients with very limited treatment goals, especially adults whose teeth have shifted or "relapsed" after adolescent orthodontic treatment. Realine was available in the U.S. in mid-June 2013 exclusively through Henry Schein Dental. We do not expect Realine to have a material impact on our 2013 financial results.

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

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our SCCS segment by region and product for the three and six months ended June 30, 2013 and 2012 as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Clear Aligner:	2013	2012	Net Change	% Change	2013	2012	Net Change	% Change
Region and Channel
North America
Ortho	$50.5	$43.9	$6.6	15.0%	$99.4	$85.6	$13.8	16.1%
GP	51.7	49.1	2.6	5.3%	99.9	94.2	5.7	6.1%
Total North America	102.2	93.0	9.2	9.9%	199.3	179.8	19.5	10.8%
International	40.3	32.9	7.4	22.5%	72.1	62.6	9.5	15.2%
Invisalign non-case net revenues	10.8	7.8	3.0	38.5%	23.5	14.6	8.9	61.0%
Total Clear Aligner net revenues	$153.3	$133.7	$19.6	14.7%	$294.9	$257.0	$37.9	14.7%
Product
Invisalign Full	$95.8	$88.6	$7.2	8.1%	$181.7	$171.0	$10.7	6.3%
Invisalign Express/Lite	19.2	13.6	5.6	41.2%	35.3	25.4	9.9	39.0%
Invisalign Teen	19.9	16.4	3.5	21.3%	38.5	31.5	7.0	22.2%
Invisalign Assist	7.6	7.3	0.3	4.1%	15.9	14.5	1.4	9.7%
Invisalign non-case net revenues	10.8	7.8	3.0	38.5%	23.5	14.6	8.9	61.0%
Total Clear Aligner net revenues	$153.3	$133.7	$19.6	14.7%	$294.9	$257.0	$37.9	14.7%
SCCS:
Region
North America	$10.4	$11.7	$(1.3)	(11.1)%	$22.3	$22.9	$(0.6)	(2.6)%
International	0.1	0.2	(0.1)	(50.0)%	0.2	0.8	(0.6)	(75.0)%
Total SCCS net revenues	$10.5	$11.9	$(1.4)	(11.8)%	$22.5	$23.7	$(1.2)	(5.1)%
Product
Scanners	$5.0	$6.0	$(1.0)	(16.7)%	$11.6	$11.4	$0.2	1.8%
CAD/CAM Services	5.5	5.9	(0.4)	(6.8)%	10.9	12.3	(1.4)	(11.4)%
Total SCCS net revenues	$10.5	$11.9	$(1.4)	(11.8)%	$22.5	$23.7	$(1.2)	(5.1)%
Total net revenues	$163.8	$145.6	$18.2	12.5%	$317.4	$280.7	$36.7	13.1%

Total net revenues increased by $18.2 million and $36.7 million for the three and six months ended June 30, 2013, respectively, as compared to the same period in 2012 primarily as a result of Invisalign case volume growth across all regions and most products as well as increased Invisalign non-case revenue.

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region and Channel	2013	2012	Net Change	% Change	2013	2012	Net Change	% Change
North America:
Ortho	39.5	35.4	4.1	11.6%	77.5	67.7	9.8	14.5%
GP	39.3	37.3	2.0	5.4%	76.0	70.3	5.7	8.1%
Total North American Invisalign	78.8	72.7	6.1	8.4%	153.5	138.0	15.5	11.2%
International Invisalign	27.3	22.6	4.7	20.8%	50.8	42.6	8.2	19.2%
Total Invisalign case volume	106.1	95.3	10.8	11.3%	204.3	180.6	23.7	13.1%
Product
Invisalign Full	65.5	62.5	3.0	4.8%	126.8	119.7	7.1	5.9%
Invisalign Express/Lite	21.3	15.3	6.0	39.2%	40.2	28.2	12.0	42.6%
Invisalign Teen	13.9	11.9	2.0	16.8%	26.5	21.8	4.7	21.6%
Invisalign Assist	5.4	5.6	(0.2)	(3.6)%	10.8	10.9	(0.1)	(0.9)%
Total Invisalign case volume	106.1	95.3	10.8	11.3%	204.3	180.6	23.7	13.1%

Clear Aligner

In the three months ended June 30, 2013, Clear Aligner North America net revenues increased by 9.9% compared to the same period in 2012 primarily due to Invisalign case volume growth of approximately $7.9 million across all channels and most products. Additionally, in the second quarter of 2013, higher ASP contributed $1.3 million to the increase in net revenues as a result of lower volume rebates during the period along with the impact from our price increases effective January 2013.

In the six months ended June 30, 2013, Clear Aligner North America net revenues increased by 10.8% compared to the same period in 2012 mainly due to Invisalign case volume growth of $20.4 million and, to a lesser extent, price increases which were effective January 2013. This revenue growth was partly offset by a decrease in net revenues due to a product mix shift towards lower priced Invisalign Express products which lowered the ASP.”

In the three months ended June 30, 2013, Clear Aligner international net revenues increased by 22.5% compared to the same period in 2012 primarily driven by Invisalign case volume growth of $6.8 million along with higher ASP mainly due to the impact from acquiring our distributor in the APAC region on April 30, 2013. We began to recognize direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement.

In the six months ended June 30, 2013, Clear Aligner international net revenues increased 15.2% compared to the same period in 2012 primarily driven by Invisalign case volume growth of $12.0 million partially offset by lower ASP due to increased discounting and a product mix shift towards lower priced Invisalign Lite products.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased 38.5% and 61.0% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one shipment along with increased Vivera volume both in North America and international.

SCCS

SCCS net revenues decreased 11.8% for the three month period ending June 30, 2013 mostly due to a decrease in the number of scanners recognized during the quarter compared to the same period in 2012. SCCS net revenues decreased 5.1% for the six month period ending June 30, 2013 compared to the same period in 2012 primarily due to the decrease in CAD/CAM services net revenues partially as a result of the discontinuation of the OrthoCAD iQ services during the fourth quarter of 2012, partially offset by a $1.4 million release of revenue which was previously reserved for the new iTero upgrade program which was completed in the first quarter of 2013.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Clear Aligner
Cost of net revenues	$33.2	$28.0	$5.2	$65.4	$54.0	$11.4
% of net segment revenues	21.6%	21.0%		22.2%	21.0%
Gross profit	$120.1	$105.6	$14.5	$229.5	$203.0	$26.5
Gross margin %	78.4%	79.0%		77.8%	79.0%
SCCS
Cost of net revenues	$6.9	$8.8	$(1.9)	$15.4	$17.2	$(1.8)
% of net segment revenues	66.1%	73.4%		68.5%	72.4%
Gross profit	$3.6	$3.2	$0.4	$7.1	$6.6	$0.5
Gross margin %	33.9%	26.6%		31.5%	27.6%
Total cost of net revenues	$40.1	$36.8	$3.3	$80.9	$71.2	$9.7
% of net revenues	24.5%	25.3%		25.5%	25.3%
Gross profit	$123.7	$108.8	$14.9	$236.6	$209.6	$27.0
Gross margin %	75.5%	74.7%		74.5%	74.7%

Cost of net revenues for our Clear Aligner and SCCS segments includes salaries for staff involved in the production process, cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets, training costs and stock-based compensation expense.

Clear Aligner

Gross margin decreased slightly for the three months ended June 30, 2013 compared to the same period in 2012 due to higher depreciation costs, an increase in material costs related to our new SmartTrack material and additional freight costs as a result of increased international shipments. These increased costs were partially offset by higher ASP.

Gross margin decreased slightly for the six months ended June 30, 2013 compared to the same period in 2012 due to higher depreciation costs, an increase in material costs related to our new SmartTrack material and increased inventory reserves on our prior aligner material which is replaced by our new SmartTrack aligner material.

SCCS

Gross margin increased for the three months ended June 30, 2013 compared to the same period in 2012 largely due to lower costs as a result of the closure of our New Jersey facility which was completed by October 2012, along with lower excess and obsolete inventory reserves due to planned product transitions. These increases were partially offset by higher costs per unit from lower production volumes.

Gross margin increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to lower costs as a result of the closure of our New Jersey facility which was completed by October 2012. In addition, we had higher scanner net revenues as a result of the $1.4 million release of revenue for amounts previously reserved for the new iTero scanner upgrade program which was completed in the first quarter of 2013. These increases were partially offset by higher costs per unit from lower production volumes.

Sales and marketing (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Sales and marketing	$47.8	$39.1	$8.7	$90.1	$77.8	$12.3
% of net revenues	29.2%	26.8%		28.4%	27.7%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, trade shows and industry events, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended June 30, 2013 increased compared to the same period in 2012 primarily due to higher compensation costs of $6.5 million largely related to increased headcount and higher sales commissions. In addition, we incurred higher clinical education costs of $1.4 million largely as a result of our bi-annual Invisalign European Summit which was held during the second quarter of 2013 along with higher media costs of approximately $1.0 million related to network and television media campaigns.

Our sales and marketing expense for the six months ended June 30, 2013 increased compared to the same period in 2012 primarily due to higher compensation costs of $5.8 million largely related to increased headcount and higher sales commissions. In addition, we incurred higher clinical education costs of $1.5 million largely as a result of our bi-annual Invisalign European Summit which was held during the second quarter of 2013 along with higher advertising and media costs of approximately $3.1 million.

General and administrative (in millions):

	Three Months Ended March 31,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
General and administrative	$27.0	$23.0	$4.0	$57.4	$46.5	$10.9
% of net revenues	16.5%	15.8%		18.1%	16.6%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to higher compensation costs of $2.0 million as a result of higher stock-based compensation and increased headcount. Additionally, we incurred $2.1 million of medical device excise tax as a result of new tax regulations effective January 1, 2013.

General and administrative expense increased for the six months ended June 30, 2013 primarily due to higher compensation costs of $4.9 million as a result of higher stock-based compensation and increased headcount along with $3.5 million of medical device excise tax. In addition, we also incurred higher legal fees of $1.8 million related to various litigation matters.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Research and development	$10.9	$10.7	$0.2	$22.2	$21.2	$1.0
% of net revenues	6.7%	7.3%		7.0%	7.6%
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, corporate allocations, facility and facility related costs and stock-based compensation expense.

Research and development expense during the three and six months ended June 30, 2013, compared to the same period in 2012, was consistent.

Impairment of goodwill (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Impairment of goodwill	$—	$—	$—	$40.7	$—	$40.7
% of net revenues	—%	—%		12.8%	—%

There was no goodwill impairment charge recorded in the second quarter of 2013.

During the six months ended June 30, 2013, we recorded $40.7 million for the impairment of goodwill. In first quarter of 2013, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. As a result of our analysis, we recorded a goodwill impairment charge of $40.7 million in the first quarter of 2013, none of which was deductible for tax purposes. Refer to Note 5 for details of the impairment analysis.

Impairment of long-lived assets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Impairment of long-lived assets	$—	$—	$—	$26.3	$—	$26.3
% of net revenues	—%	—%		8.3%	—%

There was no impairment of long-lived assets recorded in the second quarter of 2013.

During the six months ended June 30, 2013, we recorded $26.3 million related to the impairment of long-lived assets. This impairment was recorded in first quarter of 2013 as a result of changes in the competitive environment of our intra-oral scanners, which included announcements of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, which caused us to lower our expectations for growth and profitability for our SCCS reporting unit. Therefore, we determined that the carrying value of the long-lived assets was not recoverable and recorded an impairment charge of $26.3 million. Refer to Note 5 for details of the impairment analysis.

Interest and other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest income	$0.2	$0.2	$—	$0.5	$0.4	$0.1
Other income (expense), net	(0.5)	0.3	(0.8)	(1.8)	(0.7)	(1.1)
Total interest and other income (expense), net	$(0.3)	$0.5	$(0.8)	$(1.3)	$(0.3)	$(1.0)

Interest and other income (expense), net, includes interest income earned on cash, cash equivalents and investment balances, foreign currency translation gains and losses and other miscellaneous charges.

Interest income for the three and six months ended June 30, 2013 was relatively consistent compared to the same periods in 2012. Other expense for the three and six months ended June 30, 2013 compared to the same periods in 2012 increased reflecting higher foreign exchange losses primarily due to the weakening of the U.S. dollar to the Euro and the British Pound.

Income tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Provision for income taxes	$8.2	$8.1	$0.1	$11.2	$14.3	$(3.1)
Effective tax rates	22.0%	22.1%		(745.9)%	22.4%

For the three and six months ended June 30, 2013, our income tax expense was $8.2 million and $11.2 million, representing effective tax rates of 22.0% and (745.9)%, respectively. For the three and six months ended June 30, 2012, our income tax expense was $8.1 million and $14.3 million, representing effective tax rates of 22.1% and 22.4%, respectively. The decrease in the tax provision when comparing the six months ended June 30, 2012 to the six months ended June 30, 2013 is primarily due to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions, as well as the tax impact of the impairment of goodwill and long-lived assets which was recorded as a discrete item in the quarter ended March 31, 2013.

Our tax expense of $11.2 million for the six months ended June 30, 2013 is comprised primarily of a benefit related to a pre-tax loss for the period offset by income tax expense of $5.8 million related to the impairment of goodwill and long-lived assets. The $5.8 million, which was recorded as a discrete item in the quarter ended March 31, 2013, is comprised of a $9.7 million tax expense due to a non-deductible goodwill impairment charge offset by a $3.9 million tax benefit associated with the impairment of long-lived assets.

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

As of June 30, 2013, we maintain a valuation allowance of $30.3 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryovers would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the second quarter of 2013, the amount of gross unrecognized tax benefits increased by approximately $1.9 million due to current period exposures. The total amount of gross unrecognized tax benefits was $24.0 million as of June 30, 2013, all of which would impact our effective tax rate if realized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the second quarter of 2013 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of June 30, 2013 and December 31, 2012, we had the following cash, cash equivalents, and short-term and long-term investments (in thousands):

	June 30 , 2013	December 31, 2012
Cash and cash equivalents	$164,497	$306,386
Marketable securities, short-term	113,933	28,485
Marketable securities, long-term	62,885	21,252
Total	$341,315	$356,123

Cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash flow provided by (used in) :
Operating activities	$63,726	$42,755
Investing activities	(143,772)	(56,910)
Financing activities	(61,896)	36,283
Effects of exchange rate changes on cash and cash equivalents	53	(4)
Net increase (decrease) in cash and cash equivalents	$(141,889)	$22,124

As of June 30, 2013, we had $341.3 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds, U.S. government treasury bonds, municipal securities and asset-backed securities.

As of June 30, 2013, approximately $164.4 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Operating Activities

For the six months ended June 30, 2013, cash flows from operations of $63.7 million resulted primarily from our net loss of approximately $12.7 million along with the following reasons:

Non-cash activities

•	Impairment of goodwill of $40.7 million.

•	Impairment of long-lived assets of $26.3 million.

•	Excess tax benefits from our share-based payments of $15.3 million.

•	Stock-based compensation expense of $13.7 million related to equity incentive compensation awards granted to our employees.

•	Depreciation and amortization of property, plant and equipment and amortization of intangibles of $8.8 million.

•	Release of deferred taxes of $6.3 million primarily due to the utilization of our deferred tax assets.

•	Recovery of allowances for doubtful accounts and returns of $1.1 million.
Changes in working capital

•	Accounts receivable increased by $7.6 million due to the increase in net revenues during the first half of 2013, reducing our cash inflow from operations.

•	Accrued and other long-term liabilities increased by $3.3 million primarily due to the increase in our long-term income tax payables, increasing our cash inflow from operating activities.

•	Deferred revenues increased by $2.1 million primarily due to higher product sales during the first half of 2013, increasing our cash inflow from operating activities.
For the six months ended June 30, 2012, cash flows from operations of $42.8 million resulted primarily from our net profit of approximately $49.5 million along with the following reasons:

Non-cash activities

•	Deferred taxes of $9.2 million primarily due to the utilization of our deferred tax assets.

•	Excess tax benefit from our share-based payments of $16.7 million.

•
Depreciation and amortization of property, plant and equipment and amortization of intangibles of $8.2 million including the impact of the acquired assets and intangible assets resulting from the Cadent acquisition as well as additional plant and equipment that were placed into service in our new Juarez, Mexico facility during the first half of 2012.

•	Stock-based compensation expense of $10.1 million related to equity incentive compensation awards granted to employees.
Changes in working capital

•	Accounts receivable increased by $11.8 million due to the increase in net revenues during the first half of 2012, reducing our cash inflow from operating activities.

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

•	Deferred revenues increased by $7.0 million primarily due to higher product sales during the first half of 2012, increasing our cash inflow from operating activities.
Investing Activities

Net cash used in investing activities was $143.8 million for the six months ended June 30, 2013 primarily consisted of purchases of marketable securities of $150.8 million, property, plant and equipment purchases of $9.4 million and the acquisition of ICA for $7.7 million, net of cash acquired. These uses were partially offset by $23.2 million of maturities and sales of our marketable securities and the release of $1.1 million of funds we held related to unclaimed merger consideration related to the acquisition of Cadent in April 2011.

Net cash used in investing activities was $56.9 million for the six months ended June 30, 2012 primarily consisted of the purchase of marketable securities of $43.9 million and property, plant and equipment purchases of $25.8 million. These uses were partially offset by $10.0 million of maturities of our marketable securities and the release of $2.8 million of funds we held related to unclaimed merger consideration related to the acquisition of Cadent in April 2011.

Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used by financing activities was $61.9 million for the six months ended June 30, 2013 primarily resulting from $95.1 million of common stock repurchases and $3.2 million of taxes paid for our employees' vesting of restricted stock units. These costs were partially offset by $21.1 million in proceeds from the issuance of our common stock and $15.3 million from excess tax benefit from our share-based payment arrangements.

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

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2012. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond those available under our credit facility, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions
In the normal course of business to facilitate transactions in our services and products, we indemnify certain parties: customers, vendors, lessors and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2012:

•	Revenue recognition;

•	Stock-based compensation expense;

•	Long-lived assets, including finite-lived purchased intangible assets;

•	Deferred tax valuation allowance;

•	Goodwill; and

•	Impairment of goodwill and long-lived assets.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2013, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which names the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleges that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of GAAP. The amended complaint seeks monetary damages in an unspecified amount, costs and attorney's fees. Align intends to file a motion to dismiss the amended complaint. That motion is due no later than August 22, 2013. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result of these sales operations, we face a variety of risks, including:

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

•
although it is our intention to permanently reinvest earnings outside the U.S., restrictions on the transfer of funds held by our foreign subsidiaries, including with respect to restrictions on our ability to repatriate foreign cash to the U.S at favorable tax rates;

•	fluctuations in currency exchange rates; and

•	increased expense of developing, testing and making localized versions of our products.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2013, we had issued 298 U.S. patents, 137 pending U.S. patent applications, and 233 foreign issued patents, and 126 pending foreign patent applications.

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

Recent changes in the competitive environment, including announcements in March 2013 of new lower-priced scanners targeted at Orthodontists and GPs in North America caused us to lower our expectations for growth and profitability for SCCS business. As a result, we conducted an impairment analysis of long-lived assets and goodwill related to the SCCS reporting unit. Based on these analyses, we recorded a $26.3 million impairment of our long-lived assets and $40.7 million impairment of goodwill in the first quarter of 2013.
If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.
We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.  Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed.  We recently announced the appointment of two executive officers, including a new Chief Financial Officer whose appointment will be effective August 5, 2013. With these new appointments, there is the risk of uncertainty and instability relating to transition the duties and responsibilities to new key executives in an orderly, effective and efficient manner. In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings. The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business. If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our net revenues could be materially harmed.
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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of June 30, 2013, our North American sales organization consisted of approximately 245 people. Internationally, we had approximately 95 people engaged in sales and sales support as of June 30, 2013. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of the tax incentives which were previously granted in 2002. Under these incentives, all of the income we earn in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. The incentive tax rates will expire in various years beginning in 2017. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2013. As a result of these incentives, income taxes were reduced by $12.0 million through the second quarter of 2013. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. Our subsidiaries in Israel and Germany are under audit by the local tax authorities for calendar years 2006 through 2011 and 2007 through 2011, respectively.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2013 (1):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1, 2013 through June 30, 2013	2,646,543	$35.02	2,646,543	$—

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock subject to market conditions, share price and other considerations. Purchases under the stock repurchase program may be made from time to time in the open market. During the second quarter of 2013, we repurchased approximately 2.6 million shares of common stock at an average price of $35.02 per share for an aggregate purchase price of approximately $92.7 million including commissions. All repurchased shares were retired. The common stock retirements reduced additional paid-in capital by approximately $23.9 million and increased accumulated deficit by $68.8 million. No shares are available for repurchase as we completed the repurchases under this program as of June 30, 2013.

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

ALIGN TECHNOLOGY, INC.

Date: August 2, 2013	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ ROGER E. GEORGE
Roger E. George Vice President, Corporate and Legal Affairs, General Counsel and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*