Form 10-Q
period 2013-09-30
ALIGN TECHNOLOGY INC
filed 2013-11-01
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 25, 2013 was 80,318,743.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen, Invisalign Express, Invisalign Lite, Vivera, SmartForce, SmartTrack, Power Ridges, iTero, Orthocad iCast and Orthocad iRecord amongst others, are trademarks belonging to Align Technology, Inc., and/or its subsidiaries and are pending or registered in the United States and other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$164,506	$136,496	$481,914	$417,201
Cost of net revenues	39,416	36,146	120,284	107,291
Gross profit	125,090	100,350	361,630	309,910
Operating expenses:
Sales and marketing	45,224	36,468	135,352	114,272
General and administrative	27,487	24,762	84,862	71,294
Research and development	10,915	9,952	33,113	31,158
Impairment of goodwill	—	24,665	40,693	24,665
Impairment of long-lived assets	—	—	26,320	—
Total operating expenses	83,626	95,847	320,340	241,389
Income from operations	41,464	4,503	41,290	68,521
Interest and other income (expenses), net	449	(353)	(874)	(624)
Net income before provision for income taxes	41,913	4,150	40,416	67,897
Provision for income taxes	7,376	4,494	18,542	18,765
Net income (loss)	$34,537	$(344)	$21,874	$49,132

Net income (loss) per share:
Basic	$0.43	$(0.00)	$0.27	$0.61
Diluted	$0.42	$(0.00)	$0.26	$0.59
Shares used in computing net income (loss) per share:
Basic	79,967	81,437	80,592	80,356
Diluted	81,848	81,437	82,549	83,016
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$34,537	$(344)	$21,874	$49,132
Net change in cumulative translation adjustment	171	248	109	(108)
Change in unrealized gains on available-for-sale securities, net of tax	203	73	20	43
Other comprehensive income (loss)	374	321	129	(65)
Comprehensive income (loss)	$34,911	$(23)	$22,003	$49,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,839	$306,386
Marketable securities, short-term	147,740	28,485
Accounts receivable, net of allowances for doubtful accounts, credit reserves and returns of $1,724 and $3,167, respectively	109,179	98,992
Inventories	14,662	15,122
Prepaid expenses and other current assets	34,839	36,808
Total current assets	482,259	485,793
Marketable securities, long-term	76,836	21,252
Property, plant and equipment, net	76,552	79,191
Goodwill	61,745	99,236
Intangible assets, net	24,362	45,777
Deferred tax assets	28,822	21,609
Other assets	8,630	3,454
Total assets	$759,206	$756,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,157	$19,549
Accrued liabilities	73,714	74,247
Deferred revenues	70,397	61,975
Total current liabilities	163,268	155,771
Other long-term liabilities	20,254	19,224
Total liabilities	183,522	174,995
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,114 and 80,611 issued and outstanding at 2013 and 2012, respectively)	8	8
Additional paid-in capital	713,676	670,732
Accumulated other comprehensive income	332	203
Accumulated deficit	(138,332)	(89,626)
Total stockholders’ equity	575,684	581,317
Total liabilities and stockholders’ equity	$759,206	$756,312
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,874	$49,132
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	14,501	13,165
Depreciation and amortization	12,647	12,544
Stock-based compensation	21,265	15,504
Excess tax benefit from share-based compensation arrangements	(21,849)	(18,140)
Impairment of goodwill	40,693	24,665
Impairment of long-lived assets	26,320	—
Provision for doubtful accounts, credit reserves and returns	1,200	2,660
Other non-cash income	—	80
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(5,936)	(17,352)
Inventories	467	(5,735)
Prepaid expenses and other assets	256	(1,620)
Accounts payable	(318)	(3,888)
Accrued and other long-term liabilities	(671)	(669)
Deferred revenues	8,415	12,674
Net cash provided by operating activities	118,864	83,020
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(7,652)	—
Purchase of property, plant and equipment	(15,172)	(31,485)
Purchase of marketable securities	(213,990)	(53,862)
Proceeds from maturities of marketable securities	32,229	16,067
Proceeds from sales of marketable securities	6,943	1,296
Other investing activities	(2,347)	2,336
Net cash used in investing activities	(199,989)	(65,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,291	40,194
Common stock repurchase	(95,105)	(9,796)
Excess tax benefit from share-based compensation arrangements	21,849	18,140
Employees’ taxes paid upon the vesting of restricted stock units	(3,931)	(1,719)
Other payments for financing activities	(6)	—
Net cash (used in) provided by financing activities	(48,902)	46,819
Effect of foreign exchange rate changes on cash and cash equivalents	(520)	41
Net increase (decrease) in cash and cash equivalents	(130,547)	64,232
Cash and cash equivalents, beginning of the period	306,386	240,675
Cash and cash equivalents, end of the period	$175,839	$304,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three and nine months ended September 30, 2013 and 2012, our comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, our financial position as of September 30, 2013 and our cash flows for the nine months ended September 30, 2013 and 2012. The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from the December 31, 2012 audited financial statements. Net revenues by geographic area for prior period amounts in Note 13 have been reclassified to conform with the current period presentation. These reclassifications had no impact on our financial position for the three and nine months ended September 30, 2013 and 2012.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")”. This standard requires reporting, in one place, information about reclassifications out of AOCI by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount is reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified to net income in their entirety, an entity is required to cross-reference to other currently required disclosures that provide additional detail about those amounts. The information required by this standard must be presented in one place, either parenthetically on the face of the financial statements by income statement line item or in a note. The adoption of this guidance during our first quarter of 2013 did not have a material impact to our condensed consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

Our short-term and long-term marketable securities as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

Short-term

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$32,439	$16	$(6)	$32,449
U.S. dollar dominated foreign corporate bonds	15,728	5	(3)	15,730
Commercial paper	57,906	16	(1)	57,921
Municipal securities	1,150	—	(1)	1,149
U.S. government agency bonds	37,474	13	—	37,487
Asset-backed securities	3,005	—	(1)	3,004
Total Marketable Securities, Short-Term	$147,702	$50	$(12)	$147,740

Long-term

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$19,836	$6	$(20)	$19,822
U.S. government agency bonds	6,148	5	—	6,153
U.S. dollar dominated foreign corporate bonds	16,169	12	(2)	16,179
U.S. government treasury bonds	11,274	4	—	11,278
Municipal securities	14,252	17	(12)	14,257
Asset-backed securities	9,150	1	(4)	9,147
Total Marketable Securities, Long-Term	$76,829	$45	$(38)	$76,836

Short-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$18,767	$7	$(4)	$18,770
Commercial paper	4,646	1	—	4,647
U.S. dollar dominated foreign corporate bonds	5,060	9	(1)	5,068
Total Marketable Securities, Short-Term	$28,473	$17	$(5)	$28,485
Long-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,132	$16	$(7)	$16,141
U.S. government agency bonds	2,069	1	—	2,070
U.S. dollar dominated foreign corporate bonds	3,038	4	(1)	3,041
Total Marketable Securities, Long-Term	$21,239	$21	$(8)	$21,252
 For the three and nine months ended September 30, 2013 and 2012, realized losses were immaterial. Unrealized gains and losses for our available for sale securities as of September 30, 2013 and December 31, 2012 were also immaterial. Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of September 30, 2013 and December 31, 2012. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three and nine months ended September 30, 2013 and 2012.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds and asset-backed securities that have a maximum maturity of two years. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 8 months and 10 months as of September 30, 2013 and December 31, 2012, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Due in one year or less	$147,740	$28,485
Due in one to two years	76,836	21,252
Total available for sale short-term and long-term securities	$224,576	$49,737

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

Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Our Level 1 assets consist of money market funds, commercial paper and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of September 30, 2013 or December 31, 2012.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

We did not hold any Level 2 liabilities as of September 30, 2013 or December 31, 2012.

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We did not hold any Level 3 assets or liabilities as of September 30, 2013 or December 31, 2012.

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
Recurring Fair Value Measurements

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$77,484	$77,484	$—
Commercial paper	13,247	—	13,247
Short-term investments:
Commercial paper	57,921	—	57,921
Corporate bonds	32,449	—	32,449
U.S. dollar dominated foreign corporate bonds	15,730	—	15,730
Municipal securities	1,149	—	1,149
U.S. government agency bonds	37,487	—	37,487
Asset-backed securities	3,004	—	3,004
Long-term investments:
Corporate bonds	19,822	—	19,822
U.S. government agency bonds	6,153	—	6,153
U.S. dollar dominated foreign corporate bonds	16,179	—	16,179
U.S. government treasury bonds	11,278	11,278	—
Municipal securities	14,257	—	14,257
Asset-backed securities	9,147	—	9,147
Other assets:
Israeli severance funds	2,422	—	2,422
	$317,729	$88,762	$228,967

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,166	$86,166	$—
Commercial paper	950	—	950
Short-term investments:
Commercial paper	4,647	—	4,647
Corporate bonds	18,770	—	18,770
U.S. government agency bonds	5,068	—	5,068
Long-term investments:
U.S. government agency bonds	2,070	—	2,070
Corporate bonds	16,141	—	16,141
U.S. dollar denominated foreign corporate bonds	3,041	—	3,041
Other assets:
Israeli severance funds	2,218	—	2,218
	$139,071	$86,166	$52,905

Note 3. Balance Sheet Components

Inventories

Inventories are comprised of (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$6,779	$7,629
Work in process	3,474	3,889
Finished goods	4,409	3,604
Total Inventories	$14,662	$15,122

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation and benefits	$38,270	$39,621
Accrued sales rebates	9,383	8,333
Accrued sales tax and value added tax	5,341	5,253
Accrued sales and marketing expenses	3,868	4,088
Accrued warranty	3,806	4,050
Accrued accounts payable	3,915	2,866
Accrued professional fees	1,485	2,349
Accrued income taxes	1,317	572
Other accrued liabilities	6,329	7,115
Total Accrued Liabilities	$73,714	$74,247

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

The following table reflects the change in our warranty accrual during the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$4,050	$3,177
Charged to cost of net revenues	2,813	3,647
Actual warranty expenditures	(3,057)	(2,694)
Balance at end of period	$3,806	$4,130

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

We believe that the transition from our distributor arrangement to a direct sales model as a result of the acquisition of ICA will increase our net revenues in the region as we will experience higher average selling price(s) (“ASP”) as compared to our discounted ASP under the prior distribution agreement.

Pro forma results of operations for this acquisition have not been presented as it is not material to our results of operations, either individually or in aggregate, for the three and nine months ended September 30, 2013 and 2012.

Note 5. Goodwill and Long-lived Assets

Goodwill
The change in the carrying value of goodwill for the nine months ended September 30, 2013 by our reportable segments, which are also our reporting units, is as follows (in thousands):

	Clear Aligner	SCCS	Total
Balance as of December 31, 2012	$58,543	$40,693	$99,236
Goodwill from ICA acquisition	3,509	—	3,509
Impairment of goodwill	—	(40,693)	(40,693)
Adjustments [1]	(307)	—	(307)
Balance as of September 30, 2013	$61,745	$—	$61,745
1 The adjustments to goodwill during the nine months ended September 30, 2013 were due to foreign currency translation.
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
As a result of our step one analysis, we concluded that the fair value of the SCCS reporting unit was less than its carrying value; therefore, we proceeded to step two of the goodwill impairment analysis. Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on our analysis, there was no implied goodwill for the SCCS reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represents the remaining goodwill balance in the SCCS reporting unit. None of the goodwill impairment charge was deductible for tax purposes.

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

Intangible assets arising either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2013	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2013
Trademarks	15	$7,100	$(1,069)	$(4,179)	$1,852
Existing technology	13	12,600	(2,109)	(4,328)	6,163
Customer relationships	11	33,500	(6,657)	(10,751)	16,092
Other	7	285	(30)	—	255
		$53,485	$(9,865)	$(19,258)	$24,362

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2012	Accumulated Amortization	Net Carrying Value as of December 31, 2012
Trademarks	15	$7,100	$(895)	$6,205
Existing technology	13	12,600	(1,642)	10,958
Customer relationships	11	33,500	(5,002)	28,498
Other	8	125	(9)	116
		$53,325	$(7,548)	$45,777

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2013 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2013	$662
2014	2,635
2015	2,629
2016	2,629
2017	2,629
Thereafter	13,178
Total	$24,362

Note 6. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of September 30, 2013, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 7. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which names the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleges that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of GAAP. The amended complaint seeks monetary damages in an unspecified amount, costs and attorney's fees. Align filed a motion to dismiss the amended complaint on August 22, 2013. The hearing on this motion has been scheduled for November 20, 2013. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until there is an initial ruling on our first motion to dismiss the Securities Action. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

In addition to the foregoing matters, in the course of Align's operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align's view of these matters may change in the future as litigation and events related thereto unfold, Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align's financial position, results of operations or cash flows.

Note 8. Commitments and Contingencies

Operating Leases

As of September 30, 2013, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2013	$2,289
2014	8,239
2015	7,451
2016	6,870
2017	3,948
Thereafter	1,755
Total minimum future lease payments	$30,552

Off-balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

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

Stock-based compensation expense is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation expense related to all of our stock-based awards and employee stock purchases for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of net revenues	$664	$445	$1,881	$1,365
Sales and marketing	2,215	1,448	5,238	4,066
General and administrative	3,687	2,657	11,170	7,579
Research and development	1,024	812	2,976	2,494
Total stock-based compensation expense	$7,590	$5,362	$21,265	$15,504

Options

Activity for the nine month period ended September 30, 2013 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2012	3,276
Granted	—
Exercised	(1,430)
Cancelled or expired	(79)
Outstanding as of September 30, 2013	1,767	$15.53	3.77	$57,550
Vested and expected to vest at September 30, 2013	1,760	$15.51	3.77	$57,368
Exercisable at September 30, 2013	1,561	$15.02	3.74	$51,635

There were no stock options granted during the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013, the total unamortized compensation cost related to stock options, net of estimated forfeitures, is $2.1 million, which we expect to recognize over a weighted average period of 1.0 year.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the nine months ended September 30, 2013 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Remaining Vesting Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2012	1,500
Granted	1,130
Vested and released	(529)
Forfeited	(98)
Nonvested as of September 30, 2013	2,003	1.59	$96,335

As of September 30, 2013, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $44.3 million, which we expect to recognize over a weighted average period of 2.7 years.

On February 20, 2013 and 2012, we granted market-performance based restricted stock units (“MSU”) to our executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSU which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSU initially granted.

The following table summarizes the MSU activity for the nine months ended September 30, 2013 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
		(in years )
Nonvested as of December 31, 2012	266
Granted	225
Vested and released	(96)
Forfeited	(43)
Nonvested as of September 30, 2013	352	1.83	$16,950

As of September 30, 2013, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $6.8 million, which we expect to recognize over a weighted average period of 1.8 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of September 30, 2013, there remains 1,611,170 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	37.3%	48.0%	44.9%	49.7%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$13.84	$11.99	$11.70	$11.10

As of September 30, 2013, the total unamortized compensation cost related to employee purchases we expect to recognize was $1.8 million over a weighted average period of 0.9 year.

Note 10. Common Stock Repurchase Program

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock. Purchases under the stock repurchase program were made from time to time in the open market. During the nine months ended September 30, 2013, we repurchased approximately 2.7 million shares of our common stock at an average price of $34.95 per share, including commissions, for an aggregate purchase price of approximately $95.1 million. All repurchased shares were retired. The common stock retirements reduced additional paid-in capital by approximately $24.5 million and increased accumulated deficit by $70.6 million. No shares are available for repurchase as we completed the repurchases under this program as of September 30, 2013.

Note 11. Accounting for Income Taxes

Our provision for income taxes was $7.4 million and $4.5 million for the three months ended September 30, 2013 and 2012, respectively. This represents effective tax rates of 17.6% and 108.3%, respectively. The increase in provision for income taxes was primarily due to higher pre-tax income, which was partially offset by a $1.3 million discrete benefit related to the filing of our 2012 U.S. tax return as well as a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the three months ended September 30, 2012 reflects a non-deductible goodwill impairment charge of $24.7 million.

Our provision for income taxes was $18.5 million and $18.8 million for the nine months ended September 30, 2013 and 2012, respectively. This represents effective tax rates of 45.9% and 27.6%, respectively. The decrease in provision for income taxes was primarily due to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions and a $1.3 million discrete benefit related to the filing of our 2012 U.S. tax return, partially offset by a $5.8 million tax expense related to the impairment of goodwill and long-lived assets. The $5.8 million, which was recorded as a discrete item during the three months ended March 31, 2013, was comprised of a $9.7 million tax expense due to a non-deductible goodwill impairment charge offset by a $3.9 million tax benefit associated with the impairment of long-lived assets. The effective tax rate for the nine months ended September 30, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million recorded during the three months ended March 31, 2013.

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

As of September 30, 2013, we maintained a valuation allowance of $30.3 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended September 30, 2013, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $23.7 million as of September 30, 2013, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended September 30, 2013, was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which had been previously granted to us in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income we earn in Costa Rica during the twelve year incentive period is exempt from Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investments in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates. The Costa Rica Corporate income tax rate that would apply, absent the incentives, is 30% for 2013. As a result of these incentives, the provision for income taxes were reduced by $18.0 million and $17.0 million for the nine months ended September 30, 2013 and 2012, respectively, representing a benefit to diluted net income per share of $0.22 and $0.20 in 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, the provision for income taxes was reduced by $6.1 million and $6.9 million, respectively, representing a benefit to diluted net income per share of $0.08 and $0.08, respectively.

Note 12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, RSU, MSU and ESPP.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$34,537	$(344)	$21,874	$49,132
Denominator:
Weighted-average common shares outstanding, basic	79,967	81,437	80,592	80,356
Dilutive effect of potential common stock	1,881	—	1,957	2,660
Total shares, diluted	81,848	81,437	82,549	83,016
Net income (loss) per share, basic	$0.43	$(0.00)	$0.27	$0.61
Net income (loss) per share, diluted	$0.42	$(0.00)	$0.26	$0.59

For the three and nine months ended September 30, 2013, the anti-dilutive affect from RSU were not material.

For the three months ended September 30, 2012 , stock options, RSU, MSU and ESPP totaling 2.5 million of potentially dilutive shares have been excluded from the total diluted shares because there was a net loss during the period.

For the three and nine months ended September 30, 2012, the anti-dilutive affect from stock options and RSU were not material.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Revenues	2013	2012	2013	2012
Clear Aligner
Invisalign Full	$93,945	$80,294	$275,621	$251,335
Invisalign Express/Lite	17,702	12,779	52,943	38,217
Invisalign Teen	23,779	19,144	62,289	50,672
Invisalign Assist	7,445	7,051	23,418	21,495
Invisalign non-case revenues	10,679	7,457	34,154	22,003
SCCS
Scanners	5,538	4,023	17,190	15,416
CAD/CAM Services	5,418	5,748	16,299	18,063
Total net revenues	$164,506	$136,496	$481,914	$417,201

Gross profit
Clear Aligner	$122,663	$98,334	$352,114	$301,340
Scanners and CAD/CAM Services	2,427	2,016	9,516	8,570
Total gross profit	$125,090	$100,350	$361,630	$309,910

Geographical Information

Net revenues and tangible long-lived assets are presented below by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues: (1)
U.S.	$123,904	$105,173	$365,596	$319,269
the Netherlands	26,494	24,193	89,952	79,273
Rest of the world	14,108	7,130	26,366	18,659
Total net revenues	$164,506	$136,496	$481,914	$417,201
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

	As of September 30,	As of December 31,
	2013	2012
Long-lived assets:(2)
U.S.	$62,241	$60,098
Rest of the world	14,311	19,093
Total long-lived assets	$76,552	$79,191

(2) Long-lived assets are attributed to the countries that purchased the asset.

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
We received Food and Drug Administration ("FDA") clearance in 1998 and began our first commercial sales of Invisalign to U.S. Orthodontists in 1999 followed by U.S General Practitioner Dentists (GPs) in 2002. Over the next decade, we introduced Invisalign to the European market, as well as in Japan and the Asia Pacific, Latin America, Middle East and Africa regions, and introduced a full range of treatment options including Invisalign Express (10 and 5), Invisalign Teen, Invisalign Assist, Vivera retainers, Invisalign Lite and Invisalign i7. By 2011, we launched Invisalign G3 and Invisalign G4, which include significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases and introduced Invisalign in the People’s Republic of China. Most recently, we launched SmartTrack, the next generation of Invisalign clear aligner material which became the new standard aligner material for Invisalign clear aligner products in North America and Europe beginning January 21, 2013 and for other international markets where we received regulatory approval.

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

In addition to the successful execution of our business strategy, there are a number of other factors which may affect our results in 2013 and beyond, which are updated below:

•
Product innovation and clinical effectiveness. In October 2012, we announced the introduction of SmartTrack, a proprietary, custom engineered aligner material, designed to deliver gentle, more constant force to improve control of tooth movements with Invisalign clear aligner treatment. This will build on the success we have seen with Invisalign G3/G4 and encourage even greater confidence and adoption in our customers’ practices. Although the introduction of SmartTrack has resulted in higher cost of net revenues due to higher material costs in our clear aligner segment in 2013, we believe these innovations are important contributors to increase utilization across our channels worldwide. Additionally, in January 2013, we introduced the new iTero scanner, which is a single hardware platform with software options for restorative or orthodontic procedures, Invisalign interoperability, as well as the Invisalign Outcome Simulator, our first chair-side application powered by our iTero scanner. We believe that over the long-term these types of product and clinical innovations will increase adoption of Invisalign and increase sales of our intra-oral scanners; however, it is difficult to predict the rate of adoption, which may vary by region and channel.

•
Invisalign Utilization rates. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, or utilization. Our quarterly utilization rates for the current quarter and for the previous ten quarters are as follows:

*Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the third quarter of 2013 increased slightly to 4.3 cases per doctor compared to 4.2 cases in the third quarter of 2012 driven primarily by North American Orthodontists. Utilization increased from 7.7 in the third quarter of 2012 to 8.4 cases per doctor among our North American orthodontist customers reflecting our continued success in driving adoption and increasing utilization of Invisalign into the teenage orthodontic market especially during the seasonally busier summer period for most orthodontic practices. Utilization among our North American General Practitioner ("GP") and International doctors was flat. As doctors increase their utilization, we anticipate higher participation in our volume rebate program which may result in lower average selling prices of our products.

•
Seasonal Trends. Typically the third quarter reflects the peak season for teenage Orthodontic case starts as many parents want to get their teenagers started in treatment before the start of the school year. However, we also experience a seasonally slower quarter as our North American GP and international doctors and their patients are on summer vacation and therefore tend to start fewer cases.  The fourth quarter is often a slower period for North American Orthodontists s as fewer teenagers start orthodontic treatment once the school year has started. As such, we expect North American Orthodontists to be down sequentially during the fourth quarter. Offsetting this trend, our fourth quarter has historically been a stronger quarter for our international doctors and North American GPs as they rebound from a seasonally slower summer quarter.  We expect volume for both international and North American GPs to be up sequentially in the fourth quarter. Consequently, we expect that our Invisalign volume in the fourth quarter of 2013 will be up slightly compared to the third quarter. In addition, we expect a mix shift in the fourth quarter to lower priced Invisalign products, specifically we expect to sell less Invisalign Teen, and more Invisalign Express due to fewer teenage patients starting treatment in this quarter.

•
Number of new Invisalign doctors trained. We continue to expand our Invisalign customer base by training new doctors. In 2012, Invisalign growth was driven primarily by the continued expansion of our customer base as we trained a total of 6,840 new orthodontists and GPs in North America and internationally. We expect to train approximately 7,220 doctors in 2013 and during the first three quarters of 2013, we trained a total of 5,445 doctors worldwide. In the third quarter of 2013, we trained a total of 1,635 new Invisalign doctors, adding 90 North American Orthodontists, 705 North American GPs and 840 international doctors.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our core European markets as well as expanding into new markets. On a year-over-year basis, international volume increased 22% compared to the third quarter of 2012, reflecting growth in our direct business in Europe despite widespread economic changes as well as strong volume growth in the Asia Pacific ("APAC") region which benefited from our recently acquired direct business in the region. In the second quarter of 2013, we successfully completed the transition of countries managed by our APAC distributor back to a direct sales model by acquiring the distributor business. Now four of the largest indirect country markets of Australia, New Zealand, Hong Kong and Singapore are direct sales regions, and we began to recognize direct sales of Invisalign products sold in that region at our full average selling price(s) ("ASP") rather than at the discounted ASP under the distribution agreement. In 2012, this distributor accounted for approximately 3% of worldwide net revenues, and we expect the region to become an even more meaningful contributor to revenue growth in 2013. In the near term, however, our assumption of the direct operating costs in the region will offset the uplift from the higher ASP. Although we expect volumes and revenues will increase over time, we may experience difficulties in achieving the anticipated financial benefits. We continue to serve other countries under a distribution model.

•
Increased Sales Force Coverage. Our direct sales organization in North America is comprised of a team of territory managers, and to a lesser extent, territory specialists. These territory specialists are used to enhance coverage in larger territories, especially with our lower volume GP customers. Due to the success of this sales coverage model, we have added approximately 20 sales representatives in 2013, predominantly in North America. In addition, with the transition of our APAC distributor to a direct sales model in May 2013 as a result of acquiring the distributor business, we acquired approximately 15 additional sales representatives in that region.

•
Change to Mid-Course Correction Policy. We seek to continually evaluate and improve our products, our customer support processes and policies to support those goals. Mid-course correction provides our customers with the option of requesting a treatment correction during active treatment if the case is not tracking to the original treatment plan or goals. Based on customer feedback, beginning June 15, 2013, we no longer charge a fee associated with our mid-course correction orders. We now include up to three free mid-course correction orders per case in our list prices for Invisalign Full and Invisalign Teen. Based on an historical usage rate, we defer a portion of our revenue for mid-course corrections which will be subsequently recognized when mid-course corrections orders are shipped. As a result of this policy change, we have experienced an increase in mid-course correction cases in the third quarter of 2013 and consequently increased our revenue deferral by approximately $2.8 million. During the same period, we also experienced a corresponding reduction in our warranty claims, which resulted in a decrease in our warranty reserve by approximately $1.7 million. The net impact of these two changes resulted in a decrease in gross profit of approximately $1.1 million; however, the impact on gross margin was favorable by about 0.7 basis points.

•
SCCS business. In October 2012, we reached a mutual agreement to terminate the exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the non-exclusive distribution agreement for iTero intra-oral scanners in North America effective December 31, 2012. The global market for restorative dentistry is far more fragmented and complex than for orthodontics, involving hundreds of thousands of labs, suppliers, general dentists and specialists. In Europe, adoption of digital restorative technology has been slowed due to challenging economic conditions and reluctance to invest in capital equipment. In view of these conditions, we expect to have very few scanner sales internationally in the near term as we determine the most effective way to re-stage growth in this market. Our direct sales model remains unchanged in North America where most of the SCCS net revenues are generated. In North America, we expect revenue in the SCCS segment to be flat sequentially in the fourth quarter of 2013 compared to the third quarter despite an increasingly competitive environment.

•
Increase in Invisalign Selling Price. In recent years, we have significantly increased investment in research and development resulting in product innovations, such as Invisalign G3, Invisalign G4 and SmartTrack clear aligner material. We have also continued to increase our consumer advertising spending to drive more patient demand. In addition, beginning January 1, 2013, the U.S. Federal Government imposed a new excise tax on medical device manufacturers enacted into law as part of the comprehensive healthcare reform legislation in March 2010, which Invisalign clear aligners are considered a taxable medical device. As a result of this new tax and our continued investments in research and development and consumer advertising, effective January 1, 2013, we increased our Invisalign pricing by adding $26.00 to $50.00 per case or approximately 3% to 5% compared to 2012 prices. For 2013, we expect that the impact on our ASP from this price increase will be offset somewhat by an expected increase in our rebate program due to the anticipated increase in utilization by our customers, increased volume from our lower price products, including Invisalign Express 5 and Invisalign i7, as well as slightly higher material costs for the SmartTrack clear aligner material. The prices for Invisalign Teen, Invisalign retainers and Vivera retainers remain unchanged.

•
2013 Operating expenses. We expect operating expenses to increase in 2013 compared to 2012 due to the increase in our North American sales force coverage, the addition of the direct sales force in APAC due to acquiring the distributor business and the inclusion of the medical device excise tax as a result of new tax regulations effective January 1, 2013.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and net income in our condensed consolidated financial statements.

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

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our SCCS segment by region and product for the three and nine months ended September 30, 2013 and 2012 as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Clear Aligner:	2013	2012	Net Change	% Change	2013	2012	Net Change	% Change
Region and Channel
North America
Ortho	$52.5	$43.1	$9.4	21.8%	$151.9	$128.7	$23.2	18.0%
GP	51.4	46.4	5.0	10.8%	151.3	140.7	10.6	7.5%
Total North America	103.9	89.5	14.4	16.1%	303.2	269.4	33.8	12.5%
International	38.9	29.7	9.2	31.0%	111.0	92.3	18.7	20.3%
Invisalign non-case net revenues	10.7	7.5	3.2	42.7%	34.2	22.0	12.2	55.5%
Total Clear Aligner net revenues	$153.5	$126.7	$26.8	21.2%	$448.4	$383.7	$64.7	16.9%
Product
Invisalign Full	$93.9	$80.3	$13.6	16.9%	$275.6	$251.3	$24.3	9.7%
Invisalign Express/Lite	17.7	12.8	4.9	38.3%	53.0	38.2	14.8	38.7%
Invisalign Teen	23.8	19.1	4.7	24.6%	62.3	50.7	11.6	22.9%
Invisalign Assist	7.4	7.0	0.4	5.7%	23.3	21.5	1.8	8.4%
Invisalign non-case net revenues	10.7	7.5	3.2	42.7%	34.2	22.0	12.2	55.5%
Total Clear Aligner net revenues	$153.5	$126.7	$26.8	21.2%	$448.4	$383.7	$64.7	16.9%
SCCS:
Region
North America	$10.9	$9.4	$1.5	16.0%	$33.2	$32.3	$0.9	2.8%
International	0.1	0.4	(0.3)	(75.0)%	0.3	1.2	(0.9)	(75.0)%
Total SCCS net revenues	$11.0	$9.8	$1.2	12.2%	$33.5	$33.5	$—	—%
Product
Scanners	$5.5	$4.0	$1.5	37.5%	$17.1	$15.4	$1.7	11.0%
CAD/CAM Services	5.5	5.8	(0.3)	(5.2)%	16.4	18.1	(1.7)	(9.4)%
Total SCCS net revenues	$11.0	$9.8	$1.2	12.2%	$33.5	$33.5	$—	—%
Total net revenues	$164.5	$136.5	$28.0	20.5%	$481.9	$417.2	$64.7	15.5%

Total net revenues increased by $28.0 million and $64.7 million for the three and nine months ended September 30, 2013, respectively, as compared to the same period in 2012 primarily as a result of Invisalign case volume growth across all regions and most products as well as increased Invisalign non-case net revenues. Also, beginning June 15, 2013, we include up to three mid-course correction orders per case in our list prices for Invisalign Full and Invisalign Teen. As a result of this policy change, we have experienced an increase in mid-course correction cases in the three months ended September 30, 2013 and consequently increased our revenue deferral by $2.8 million.

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region and Channel	2013	2012	Net Change	% Change	2013	2012	Net Change	% Change
North America:
Ortho	41.6	35.9	5.7	15.9%	119.1	103.5	15.6	15.1%
GP	38.5	34.7	3.8	11.0%	114.5	105.0	9.5	9.0%
Total North American Invisalign	80.1	70.6	9.5	13.5%	233.6	208.5	25.1	12.0%
International Invisalign	26.8	21.9	4.9	22.4%	77.6	64.5	13.1	20.3%
Total Invisalign case volume	106.9	92.5	14.4	15.6%	311.2	273.0	38.2	14.0%
Product
Invisalign Full	64.6	57.4	7.2	12.5%	191.4	177.0	14.4	8.1%
Invisalign Express/Lite	19.2	14.6	4.6	31.5%	59.4	42.8	16.6	38.8%
Invisalign Teen	17.7	15.3	2.4	15.7%	44.2	37.1	7.1	19.1%
Invisalign Assist	5.4	5.2	0.2	3.8%	16.2	16.1	0.1	0.6%
Total Invisalign case volume	106.9	92.5	14.4	15.6%	311.2	273.0	38.2	14.0%

Clear Aligner

In the three months ended September 30, 2013, Clear Aligner North America net revenues increased by $14.4 million or 16.1% compared to the same period in 2012 primarily due to Invisalign case volume growth of approximately $12.1 million across all channels and products and, to a lesser extent, higher ASP which contributed approximately $2.3 million to the increase in net revenues. The increase in ASP was as a result of lower promotional discounts during the period along with the impact from our price increases effective January 2013, which were offset in part by higher revenue deferrals for mid-course correction as a result of our policy change in June 2013.

In the nine months ended September 30, 2013, Clear Aligner North America net revenues increased by $33.8 or 12.5% compared to the same period in 2012 mainly due to Invisalign case volume growth of $32.5 million and, to a lesser extent, an increase in ASP. The increased ASP was a result of lower promotional discounts as well as price increases which were effective January 2013, which were partly offset by a decrease in net revenues due to a product mix shift towards lower priced Invisalign Express products as well as the increase in the revenue deferrals related to mid-course corrections.

In the three months ended September 30, 2013, Clear Aligner international net revenues increased by $9.2 million or 31.0% compared to the same period in 2012 primarily driven by Invisalign case volume growth of $6.6 million along with higher ASP. The increased ASP was due to the impact from acquiring our distributor in the APAC region on April 30, 2013, as we began to recognize direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement, as well as a favorable impact from foreign exchange rates.

In the nine months ended September 30, 2013, Clear Aligner international net revenues increased $18.7 million or 20.3% compared to the same period in 2012 primarily driven by Invisalign case volume growth of $18.6 million.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased 42.7% and 55.5% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one combined shipment along with increased Vivera volume both in North America and international.

SCCS

SCCS net revenues increased 12.2% for the three months ended September 30, 2013 compared to the same period in 2012 due to an increase in the number of scanners recognized partially offset by a decrease in CAD/CAM services net revenues as a result of the discontinuation of the OrthoCAD iQ services during the fourth quarter of 2012 as well lower scanner ASP.

SCCS net revenues was consistent for the nine months ended September 30, 2013 compared to the same period in 2012 as the increase in scanner revenues for the nine month period ending September 30, 2013 was fully offset by the decrease in CAD/CAM services net revenues for the same period. The increase in scanner revenues was primarily as a result of $1.4 million release of revenue which was previously reserved for the new iTero upgrade program which was completed in the first quarter of 2013, and the decline in CAD/CAM services net revenues was primarily the result of the discontinuation of the OrthoCAD iQ services during the fourth quarter of 2012.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Clear Aligner
Cost of net revenues	$30.9	$28.4	$2.5	$96.3	$82.4	$13.9
% of net segment revenues	20.1%	22.4%		21.5%	21.5%
Gross profit	$122.7	$98.3	$24.4	$352.1	$301.3	$50.8
Gross margin %	79.9%	77.6%		78.5%	78.5%
SCCS
Cost of net revenues	$8.5	$7.8	$0.7	$24.0	$24.9	$(0.9)
% of net segment revenues	77.8%	79.4%		71.6%	74.4%
Gross profit	$2.4	$2.0	$0.4	$9.5	$8.6	$0.9
Gross margin %	22.2%	20.6%		28.4%	25.6%
Total cost of net revenues	$39.4	$36.2	$3.2	$120.3	$107.3	$13.0
% of net revenues	24.0%	26.5%		25.0%	25.7%
Gross profit	$125.1	$100.3	$24.8	$361.6	$309.9	$51.7
Gross margin %	76.0%	73.5%		75.0%	74.3%

Cost of net revenues for our Clear Aligner and SCCS segments includes salaries for staff involved in the production process, cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets, training costs and stock-based compensation expense.

Clear Aligner

Gross margin increased for the three months ended September 30, 2013 compared to the same period in 2012 due to higher ASP, increased fixed cost absorption due to higher volumes and lower warranty costs as a result of reduced claims corresponding with the change in our mid-course correction policy. These gross margin improvements were partially offset by increased material costs, primarily related to our new SmartTrack material.

Gross margins were flat for the nine months ended September 30, 2013 compared to the same period in 2012 due to favorable margin impact from higher ASP which was offset by an increase in material costs primarily related to our new SmartTrack material. In addition, we incurred higher inventory reserves for our prior aligner material which has been substantially replaced by our new SmartTrack aligner material.

SCCS

Gross margin increased for the three months ended September 30, 2013 compared to the same period in 2012 due to lower manufacturing costs as a result of the closure of our New Jersey facility, which was completed by October 2012, lower training costs and lower inventory reserves. These gross margin improvements were partially offset by lower margins on sales of our older scanner model and an increase in warranty costs.

Gross margin increased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily from higher scanner ASP as a result of the $1.4 million release of revenue for amounts previously reserved for the new iTero scanner upgrade program which was completed in the first quarter of 2013. We also reduced our manufacturing costs as a result of the closure of our New Jersey facility, which was completed by October 2012, and a reduction in training costs; however, these savings were offset by lower manufacturing cost absorption.

Sales and marketing (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Sales and marketing	$45.2	$36.5	$8.7	$135.4	$114.3	$21.1
% of net revenues	27.5%	26.7%		28.1%	27.4%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, trade shows and industry events, product marketing and stock-based compensation expense.

Our sales and marketing expense for the three months ended September 30, 2013 increased compared to the same period in 2012 primarily due to higher compensation costs of $6.7 million largely related to increased headcount, higher sales commissions and stock-based compensation. In addition, we incurred higher advertising and media costs of approximately $1.8 million related to network and television media campaigns.

Our sales and marketing expense for the nine months ended September 30, 2013 increased compared to the same period in 2012 primarily due to higher compensation costs of $12.4 million largely related to increased headcount, higher sales commissions and stock-based compensation. In addition, we incurred higher advertising and media costs of approximately $4.9 million related to network and television media campaigns and higher clinical education costs of $1.5 million largely as a result of our bi-annual Invisalign European Summit which was held during the second quarter of 2013.

General and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
General and administrative	$27.5	$24.8	$2.7	$84.9	$71.3	$13.6
% of net revenues	16.7%	18.1%		17.6%	17.1%

General and administrative expense includes salaries for administrative personnel, outside consulting services, legal expenses and stock-based compensation expense.

General and administrative expense increased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to higher compensation costs of $2.0 million as a result of higher stock-based compensation and increased headcount. Additionally, we incurred $1.8 million of medical device excise tax as a result of new tax regulations effective January 1, 2013. These costs were partially offset by lower legal fees of $2.2 million.

General and administrative expense increased for the nine months ended September 30, 2013 primarily due to higher compensation costs of $7.0 million as a result of higher stock-based compensation and increased headcount along with $5.3 million of medical device excise tax.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Research and development	$10.9	$10.0	$0.9	$33.1	$31.2	$1.9
% of net revenues	6.6%	7.3%		6.9%	7.5%
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, corporate allocations, facility and facility related costs and stock-based compensation expense.

Research and development expense during the three and nine months ended September 30, 2013, compared to the same period in 2012 increased slightly primarily due to of higher compensation costs of $0.7 million and $1.4 million, respectively.

Impairment of goodwill (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Impairment of goodwill	$—	$24.7	$(24.7)	$40.7	$24.7	$16.0
% of net revenues	—%	18.1%		8.4%	5.9%

There was no goodwill impairment charge recorded in the third quarter of 2013.

During the nine months ended September 30, 2013, we recorded $40.7 million for the impairment of goodwill. In the first quarter of 2013, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. As a result of our analysis, we recorded a goodwill impairment charge of $40.7 million in the first quarter of 2013, none of which was deductible for tax purposes. Refer to Note 5 for details of the impairment analysis.

Impairment of long-lived assets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Impairment of long-lived assets	$—	$—	$—	$26.3	$—	$26.3
% of net revenues	—%	—%		5.5%	—%

There was no impairment of long-lived assets recorded in the third quarter of 2013.

During the nine months ended September 30, 2013, we recorded $26.3 million related to the impairment of long-lived assets. This impairment was recorded in the first quarter of 2013 as a result of changes in the competitive environment of our intra-oral scanners, which included announcements of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, which caused us to lower our expectations for growth and profitability for our SCCS reporting unit. Therefore, we determined that the carrying value of the long-lived assets was not recoverable and recorded an impairment charge of $26.3 million. Refer to Note 5 for details of the impairment analysis.

Interest and other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest and other income (expense), net	$0.5	$(0.4)	$0.9	$(0.9)	$(0.6)	$(0.3)

Interest and other income (expense), net, includes interest income earned on cash, cash equivalents and investment balances, foreign currency translation gains and losses and other miscellaneous charges.

Interest and other income (expense) for the three months ended September 30, 2013 increased compared to the same period in 2012 reflecting higher foreign exchange gains primarily due to the weakening of the U.S. dollar to the Euro.

Interest and other income (expense) for the nine months ended September 30, 2013 compared to the same period in 2012 increased reflecting higher foreign exchange losses primarily due to the strengthening of the U.S. dollar to the Euro and the weakening of the Australian dollar to the Euro.

Income tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Provision for income taxes	$7.4	$4.5	$2.9	$18.5	$18.8	$(0.3)
Effective tax rates	17.6%	108.3%		45.9%	27.6%

Our provision for income taxes was $7.4 million and $4.5 million for the three months ended September 30, 2013 and 2012, respectively. This represents effective tax rates of 17.6% and 108.3%, respectively. The increase in provision for income taxes was primarily due to higher pre-tax income, which was partially offset by a $1.3 million discrete benefit related to the filing of our 2012 U.S. tax return as well as a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the three months ended September 30, 2012 reflects a non-deductible goodwill impairment charge of $24.7 million.

Our provision for income taxes was $18.5 million and $18.8 million for the nine months ended September 30, 2013 and 2012, respectively. This represents effective tax rates of 45.9% and 27.6%, respectively. The decrease in provision for income taxes was primarily due to a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions and a $1.3 million discrete benefit related to the filing of our 2012 U.S. tax return, partially offset by a $5.8 million tax expense related to the impairment of goodwill and long-lived assets. The $5.8 million, which was recorded as a discrete item during the three months ended March 31, 2013, was comprised of a $9.7 million tax expense due to a non-deductible goodwill impairment charge offset by a $3.9 million tax benefit associated with the impairment of long-lived assets. The effective tax rate for the nine months ended September 30, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million recorded during the three months ended March 31, 2013

On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8, as amended) was signed into law. This Act extends the federal research and development credit through December 31, 2013. The federal research and development credit was reinstated retroactively to January 1, 2012. The tax benefit of the federal research and development credit for the twelve months ended December 31, 2012 resulted in a discrete tax benefit of $0.5 million in the first quarter of fiscal year 2013, the period in which the reinstatement was enacted into law.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of September 30, 2013, we maintained a valuation allowance of $30.3 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended September 30, 2013, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $23.7 million as of September 30, 2013, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended September 30, 2013, was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of September 30, 2013 and December 31, 2012, we had the following cash, cash equivalents, and short-term and long-term investments (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$175,839	$306,386
Marketable securities, short-term	147,740	28,485
Marketable securities, long-term	76,836	21,252
Total	$400,415	$356,123

Cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash flow provided by (used in) :
Operating activities	$118,864	$83,020
Investing activities	(199,989)	(65,648)
Financing activities	(48,902)	46,819
Effects of exchange rate changes on cash and cash equivalents	(520)	41
Net increase (decrease) in cash and cash equivalents	$(130,547)	$64,232

As of September 30, 2013, we had $400.4 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds, U.S. government treasury bonds, municipal securities and asset-backed securities.

As of September 30, 2013, approximately $194.2 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Operating Activities

For the nine months ended September 30, 2013, cash flows from operations of $118.9 million resulted primarily from our net income of approximately $21.9 million along with the following significant reasons:

Significant non-cash activities

•	Impairment of goodwill of $40.7 million.

•	Impairment of long-lived assets of $26.3 million.

•	Excess tax benefits from our share-based compensation arrangements of $21.8 million.

•	Stock-based compensation of $21.3 million related to equity incentive compensation awards granted to our employees.

•	Depreciation and amortization of property, plant and equipment and intangibles of $12.6 million.

•	Release of deferred taxes of $14.5 million primarily due to the utilization of our deferred tax assets.

•	Provisions for allowances for doubtful accounts, credit reserves and returns of $1.2 million.

Significant changes in working capital

•	Accounts receivable increased by $5.9 million due to the increase in net revenues, reducing our cash inflow from operations.

•
Deferred revenues increased by $8.4 million primarily due to higher product sales during the first three quarters of 2013 along with additional deferrals as a result of our mid-course correction policy change in June 2013, increasing our cash inflow from operating activities.

For the nine months ended September 30, 2012, cash flows from operations of $83.0 million resulted primarily from our net profit of approximately $49.1 million and the following significant reasons:

Significant non-cash activities

•	Release of deferred taxes of $13.2 million primarily due to the utilization of our deferred tax assets.

•	Depreciation and amortization of property, plant and equipment and intangibles of $12.5 million.

•	Stock-based compensation was $15.5 million related to equity incentive compensation granted to employees.

•	Excess tax benefit from our share-based compensation arrangement were $18.1 million.

•	Impairment of goodwill was $24.7 million.

•	Provisions for allowances for doubtful accounts, credit reserves and returns of $2.7 million.
Significant changes in working capital

•	Accounts receivable increased by $17.4 million due to the increase in net revenues, reducing our cash inflows from operating activities.

•
Inventories increased by $5.7 million which was primarily due to increased production volumes for our intra-oral scanner products in preparation for the move into our new facility in Israel, reducing our cash inflow from operating activities.

•	Prepaid expenses and other assets increased $1.6 million primarily due to the timing of software license and insurance policy renewals, reducing our cash inflow from operations.

•	Accounts payable decreased by $3.9 million during the first three quarters of 2012, reducing our cash inflow from operating activities.

•	Deferred revenues increased by $12.7 million primarily due to higher product sales during the first three quarters of 2012, increasing our cash inflow from operating activities.
Investing Activities

Net cash used in investing activities was $200.0 million for the nine months ended September 30, 2013 primarily consisted of purchases of marketable securities of $214.0 million, property, plant and equipment purchases of $15.2 million, the acquisition of ICA for $7.7 million, net of cash acquired, and other investing activities of $2.3 million. These uses were partially offset by $39.2 million of maturities and sales of our marketable securities.

Net cash used in investing activities was $65.6 million for the nine months ended September 30, 2012 primarily consisted of our purchase of marketable securities of $53.9 million and property, plant and equipment purchases of $31.5 million. These costs were partially offset by $17.4 million of maturities and sales of our marketable securities and other investing activities of $2.4 million.

Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used by financing activities was $48.9 million for the nine months ended September 30, 2013 primarily resulting from $95.1 million of common stock repurchases and $3.9 million of payroll taxes paid for vesting of restricted stock units through share withholdings. These costs were partially offset by $28.3 million in proceeds from the issuance of our common stock and $21.8 million from excess tax benefit from our share-based compensation arrangements.

Net cash provided by financing activities was $46.8 million for the nine months ended September 30, 2012 primarily resulting from $40.2 million in proceeds from the issuance of our common stock and $18.1 million from excess tax benefit from our share-based compensation arrangements. These costs were partially offset by $9.8 million of common stock repurchases and $1.8 million of payroll taxes paid for vesting of restricted stock units through share withholdings.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which names the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleges that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleges that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of GAAP. The amended complaint seeks monetary damages in an unspecified amount, costs and attorney's fees. Align filed a motion to dismiss the amended complaint on August 22, 2013. The hearing on this motion has been scheduled for November 20, 2013. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until there is an initial ruling on our first motion to dismiss the Securities Action. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

We may experience declines in average selling prices of our products which may decrease our net revenues.

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products. We also provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions or consumer rebate programs; if we expand our discount programs in the future or participation in these programs increases; if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue; or if sales by our distributors grows at a faster pace than our direct sales, our average selling prices would be adversely affected and our net revenues, gross profit, gross margin and net income may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of net revenues and net income in our consolidated financial statements.

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

We acquired Cadent Holdings, Inc. in April 2011. We acquired Cadent for their people, their technology and their existing revenue streams such as, OrthoCAD iRecord and OrthoCAD iCast in addition to their intra-oral scanning technology. This acquisition is expected to strengthen our ability to drive adoption of the Invisalign system by integrating Invisalign treatment more fully with mainstream tools and procedures in doctors’ practices. In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base. We completed the acquisition of our Asia Pacific distributor on April 30, 2013. We may experience difficulties in achieving the anticipated financial or strategic benefits of these acquisitions. Potential risks include:

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

•	difficulty dealing with tax, employment, logistics, and other related issues unique to international operations in Israel and the Asia Pacific region;

•	possible impairment of relationships with employees and customers as a result of the integration;

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

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing doctor and consumer demand for our products. These fluctuations could cause our stock price to decline or significantly fluctuate. Some of the factors that could cause our operating results to fluctuate include:

•	limited visibility into and difficulty predicting the level of activity in our customers’ practices from quarter to quarter;

•	weakness in consumer spending as a result of the slowdown in the U.S. economy and global economies;

•	changes in relationships with our distributors;

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2013, we had issued 304 U.S. patents, 101 pending U.S. patent applications, and 234 foreign issued patents, and 100 pending foreign patent applications.

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
We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.  Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed.  In August 2013, we announced the appointment of two executive officers, including a new Chief Financial Officer. With these new appointments, there is the risk of uncertainty and instability relating to transition the duties and responsibilities to new key executives in an orderly, effective and efficient manner. In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings. The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business. If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our net revenues could be materially harmed.
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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of September 30, 2013, our North American sales organization consisted of approximately 250 people. Internationally, we had approximately 100 people engaged in sales and sales support as of September 30, 2013. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which had been previously granted to us in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income we earn in Costa Rica during the twelve year incentive period is exempt from Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investments in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica Corporate income tax rate that would apply, absent the incentives, is 30% for 2013. As a result of these incentives, the provision for income taxes were reduced by $18.0 million and $17.0 million for the nine months ended September 30, 2013 and 2012, respectively, representing a benefit to diluted net income per share of $0.22 and $0.20 in 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, the provision for income taxes was reduced by $6.1 million and $6.9 million, respectively, representing a benefit to diluted net income per share of $0.08 and $0.08, respectively. Our subsidiaries in Israel and Germany are under audit by the local tax authorities for calendar years 2006 through 2011 and 2007 through 2011, respectively.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Employment Agreement between Align Technology, Inc. and David L. White.	Form 8-K	8/5/2013	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

November 1, 2013	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Employment Agreement between Align Technology, Inc. and David L. White.	Form 8-K	8/5/2013	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*