Form 10-K
period 2013-12-31
ALIGN TECHNOLOGY INC
filed 2014-02-28
CIK 1097149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,908,140,447 as of June 30, 2013 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 21, 2014, 81,480,919 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2013

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen, Vivera, SmartForce, SmartTrack, Power Ridge, iTero, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements including Invisalign G5 and ClinCheck Pro will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of our iTero scanner, our expectations regarding the continued expansion of our international markets the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part I, Item 1A “Risk Factors”.  We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I

ITEM 1.BUSINESS
Our Company
Align Technology, Inc (“We”, “Our”, “Align”) designs, manufactures and markets a system of clear aligner therapy, intra-oral scanners and CAD/CAM (computer-aided design and computer-aided manufacturing) digital services used in dentistry, orthodontics, and dental records storage.  Align Technology was founded in March 1997 and incorporated in Delaware in April 1997.  Our headquarters are located at 2560 Orchard Parkway, San Jose, California 95131, and our telephone number is 408-470-1000.  Our internet address is www.aligntech.com.  Our international headquarters are located in Amsterdam, the Netherlands.
We have two operating segments: (1) Clear Aligner, known as the Invisalign System; and (2) Scanners and CAD/CAM Services ("SCCS"), known as the iTero intra-oral scanner and OrthoCAD services.  For the year ended December 31, 2013, Clear Aligner revenues represent approximately 93 percent of worldwide revenue, while Scanners and CAD/CAM Services represent the remaining 7 percent of worldwide revenues.  We distribute the vast majority of our products directly to our customers: orthodontists and general practitioner dentists ("GPs"), as well as to restorative dentists, including prosthodontists, periodontists, and oral surgeons.
We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Invisalign System in 1998.  The Invisalign System is regulated by the FDA as a Class II medical device.  In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course.  The Invisalign System is primarily sold through a direct sales force in the United States ("U.S."), Canada, Europe, and certain Asia-Pacific countries including Australia, New Zealand, China and Japan.  We use a distributor model for the sale of our products in non-core country markets in the Asia Pacific, Europe, the Middle East and Africa ("EMEA"), and Latin America regions.
We acquired the iTero digital intra-oral scanner and CAD/CAM services business, our SCCS segment, in April 2011. Our iTero scanner is used by dental professionals and/or labs and services for restorative and orthodontic digital procedures as well as Invisalign digital impression submission.  We received 501(k) clearance from the FDA to market iTero software for expanded indications in 2013. Scanners and CAD/CAM Services are primarily sold through our direct sales force in North America and in select international markets primarily through distribution partners.
Clear Aligner Segment
Malocclusion and Traditional Orthodontic Treatment
Malocclusion, or the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting nearly a billion people, or approximately 50% to 75% of the population of major developed countries.  Approximately 6.8 million people annually elect treatment by orthodontists worldwide, of which approximately 2.6 million have mild to moderate malocclusion and are applicable to Invisalign treatment - our served market.
In the U.S., orthodontists and GPs treat malocclusion primarily with metal arch wires and brackets, referred to as braces, and augment braces with elastics, metal bands, headgear and other ancillary devices as needed.  Available options for improving treatment aesthetics include the use of ceramic, tooth-colored brackets or bonding brackets on the inside, or lingual surface, of the patient’s teeth.  The average treatment takes approximately 12 to 24 months to complete and requires several hours of direct dental professional involvement, known in the industry as “chair time,” including the initial diagnosis, creation of an appropriate treatment plan and bonding of the brackets to the patient’s teeth, and attachment of arch wires to the brackets.  Subsequent visits involve tightening or otherwise adjusting the braces approximately every six weeks until the final visit when the dental professional removes each bracket and residual bonding agent from the patient’s teeth.  Upon completion of the treatment, the dental professional may, at his or her discretion, have the patient use a retainer.

The Invisalign System

The Invisalign System is a proprietary method for treating malocclusion based on a series of doctor-prescribed, custom manufactured, clear plastic removable orthodontic aligners.  The Invisalign System offers a range of treatment options, specialized services, and proprietary software for treatment visualization and is comprised of the following phases:
Orthodontic diagnosis and transmission of treatment data to us.  The dental professional prepares and sends us a patient’s treatment data package which consists of a prescription form, a polyvinyl-siloxane, (or "PVS") impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition.  The dental professional can also submit an intra-oral scan or “digital impression” instead of a physical PVS impression through either iTero or 3M True Definition, currently the only other Invisalign qualified intra-oral scanner.
Preparation of 3D computer models of the patient’s initial malocclusion.  Upon receipt, we use the treatment data package to construct digital models of the patient’s dentition.  In cases where a PVS impression has been submitted, we use computed tomography, known as CT scanning to develop a digital, three-dimensional computer model of the patient’s current dentition.  In cases where the dental professional submits a digital impression, this step in the process is eliminated.
Preparation of computer-simulated treatment and viewing of treatment using ClinCheck software. We transform this initial digital model into a proposed custom, three-dimensional treatment plan, called a ClinCheck treatment plan.  The ClinCheck plan simulates appropriate tooth movement broken down into a series of two-week increments, and details timing and placement of any attachments that will be used during treatment.   Attachments are tooth-colored “buttons” that are sometimes used to increase the biomechanical force on a specific tooth or teeth in order to effect the desired movement.  The patient’s ClinCheck treatment plan is then made available to the prescribing dental professional via the Invisalign Doctor Site which enables the dental professional to project tooth movement with a level of accuracy not previously possible with metal arch wires and brackets.  By reviewing and amending the treatment simulation, the dental professional retains control over the treatment plan. ClinCheck Pro is the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. This latest software innovation features interactive 3D controls that, for the first time, allow Invisalign providers to make adjustments to the position of individual teeth directly on the 3D model and to visualize the effects on the whole dentition in real time.
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

Scanners and CAD/CAM Services Segment

Although advancements have been made in materials used for taking dental impressions since their introduction one hundred years ago, the overall impression process has remained relatively unchanged.  Shortcomings such as voids, pulls, and the general margin for error have remained inherent in conventional impressions, and subsequent retakes create unnecessary costs for a clinical practice.  Intra-oral scanning is an emerging technology that we believe will have substantial impact on the future of dentistry.  By enabling the dental practitioner to create a 3D image of the patient’s teeth using a handheld intra-oral scanner inside the mouth, intra-oral scanning is more efficient and precise and more comfortable for patients, compared to the mess, discomfort, and subjective nature of taking physical impressions.  The digital model created with an intra-oral scanner is more accurate than a physical impression and substantially reduces the rate of restoration “remakes” so patients are recalled less often and the appointment time for the restoration is shorter because of fewer adjustments, which results in greater overall patient satisfaction.
As the only intra-oral scanner in the market based on parallel confocal imaging, the iTero intra-oral scanner utilizes laser and optical scanning to capture the contours of the patient’s dentition, gingival structures and the bite.  iTero captures 100,000 points of laser light in perfect focus without the use of powder to coat the teeth, allowing for contact of the wand and tooth.  The benefit of contact scanning for the clinician is that it eliminates the challenge of hovering over the teeth at a specific distance which can be complicated.  For the patient, they enjoy a more comfortable powder free experience which allows the clinician to provide a very comfortable patient centric experience.  Within minutes, an accurate 3D digital impression can be viewed on the screen.  The 3D digital model file can be used for various procedures and services including fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; Invisalign digital impression submission; digital records storage; orthodontic diagnosis; and orthodontic retainers and appliances.
The iTero intra-oral scanner consists of a mobile computer unit, display screen, control foot pedal and wand to scan and capture a patient’s dentition (full or partial dental arch).  iTero software features include occlusal map, eraser tool, edge trim tool, real-time modeling and an option to submit scans for Invisalign treatment.  iTero provides doctors and labs with an open choice to export generic digital files of their digital impression to use with other third party dental service providers.  This allows the digital impression to integrate with cone beam CT images for implant and orthodontic treatment planning.  In-office training on the system and features is provided after the unit is delivered to the practice.

Our Products and Services

Our net revenues are generated from the sale of the following product offerings.

	Fiscal Year
Percentage of Net Revenues by Product	2013	2012	2011
Invisalign Full	58%	61%	63%
Invisalign Express/Lite	11	9	9
Invisalign Teen	13	12	11
Invisalign Assist	4	5	6
Invisalign Non-case*	7	5	5
Scanners**	4	4	3
CAD/CAM Services**	3	4	3
Total net revenues	100%	100%	100%

*	Non-case net revenues include retainers, training revenues, and ancillary offerings under our Clear Aligner product lines
**	As the acquisition of Cadent Holdings, Inc. (“Cadent”) closed on April 29, 2011, the fiscal year 2011 percentages for Scanners and CAD/CAM Services only reflect eight months of net revenues.
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

Invisalign Teen. Invisalign Teen includes all the features of Invisalign Full, plus additional features that address the orthodontic needs of teenage patients such as compliance indicators, compensation for tooth eruption and six free single arch replacement aligners.  This product is predominantly marketed to orthodontists who treat the vast majority of malocclusion in teenage patients.  For Invisalign Teen, aligners (other than the replacement aligners) are manufactured and then delivered to the dental professionals in a single shipment.  Invisalign Teen is sold in the U.S., Canada, and our international regions.
Invisalign Assist. Used for anterior alignment and aesthetically-oriented cases, Invisalign Assist offers added support to our dental practitioners throughout the treatment process, including progress tracking that allows the dental professional to submit new impressions every nine stages.  When the progress tracking feature is selected, aligners are shipped to the dental professional after every nine stages thereby helping to achieve successful treatment outcomes. Predominantly marketed to GPs, Invisalign Assist is intended to make it easier to select appropriate cases for their experience level or treatment approach, submit cases more efficiently and manage appointments with suggested tasks.  Invisalign Assist is sold in the U.S. and Canada.
Retention. We offer two products for post treatment retention. The first is a single set of custom clear aligner retainers. The second is offered as a set of four custom clear aligners called Vivera Retainers made with proprietary material strong enough to maintain tooth position and correct minor relapse if necessary. Each set of Vivera Retainers is intended to be used for three consecutive months and deliver one year of retention.  Doctors can prescribe Vivera Retainers for their Invisalign and their non-Invisalign patients.
Invisalign non-case revenues. Invisalign non-case revenues represent retainer products discussed above, Invisalign training fees and sales of ancillary products, such as cleaning material and adjusting tools used by dental professionals during the course of treatment.
Feature Enhancements. We have consistently introduced enhanced features across the Invisalign System over the past several years, such as Invisalign G3 (launched in October 2010), Invisalign G4 (launched in November 2011), and, most recently, Invisalign G5 (launched in February 2014). These feature enhancements are a collection of clinical innovations designed to address some of the most significant treatment challenges doctors encounter. Most recently, Invisalign G5 is our first set of innovations designed specifically as an integrated solution to enhance treatment predictability for deep bite, a specific type of malocclusion.
Invisalign G5 feature enhancements include:

•
Precision Cuts, which are custom mesial and distal hooks used to provide anchorage for elastics and button cutouts to accommodate buttons bonded to the tooth aimed to help treat patients with Class II and Class III malocclusion; and

•
SmartForce features engineered to achieve more predictable tooth movements using custom optimized attachments and Power Ridges designed to provide additional force in cases where certain types of root movement are prescribed.

•	Precision aligner bite ramps designed to disocclude the posterior teeth for improved efficiency in deep bite treatments.
SmartTrack™ Aligner Material. SmartTrack, the next generation of Invisalign clear aligner material is a proprietary, custom-engineered material that delivers gentle, more constant force considered ideal for orthodontic tooth movements. Conventional aligner materials relax and lose a substantial percent of energy in the initial days of aligner wear, but SmartTrack maintains more constant force over the two weeks that a patient wears the aligners. The flexible SmartTrack material also more precisely conforms to tooth morphology, attachments, and interproximal spaces to improve control of tooth movement throughout treatment. SmartTrack became the new standard clear aligner material for Invisalign products in North America beginning January 2013 and in February 2013 for Europe and other international markets where we have obtained regulatory approval.
Scanners and CAD/CAM Services Products

Scanners

iTero Scanner. In January 2013, we announced the new iTero scanner available as a single hardware platform with software options for restorative or orthodontic procedures. Previously, we sold two hardware platforms, the iTero scanner for GPs, prosthodontists, periodontists, and oral surgeons and the iOC scanner for orthodontists. The newly redesigned iTero scanner maintains our innovative powderless technology and features a modern design with enhanced wand optics for a smaller, more ergonomic fit, easy-to-use keyboard design and a larger working surface. Additionally, full color model rendering is available, enabling clinicians to show patients a life-like final model of their scanned dentition. The new iTero delivers substantially reduced capture time through improved optics and enhanced algorithms while maintaining a high standard of digital imaging accuracy, the efficiency of open source imaging and streamlined workflow. We began marketing and selling the new iTero in North America beginning February 2013 and soon thereafter in select international markets.

Restorative software for iTero. Software designed for GPs, prosthodontists, periodontists, and oral surgeons which includes features for restorative procedures commonly performed in their practices such as veneers, inlays, onlays, crowns, bridges and implants. The iTero restorative software provides the ability to scan quadrants and full arches, and allows simple powder-free capture of digital impressions for single-unit cases as well as more complex restorative and implant treatment plans.  The iTero software also contains Invisalign interoperability to support clear aligner orthodontic treatment.

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

CAD/CAM Services

iTero Models and Dies. An accurate physical model and dies are manufactured based on the digital scan and sent to the laboratory of the dentist’s choice for completion of the needed restoration.  The laboratory also has the option to export the digital file for immediate production of coping and full-contour restorations on their laboratory CAD/CAM systems.  The laboratory conducts then completes the ceramic buildup or staining and glazing and delivers the end result - a precisely fitting restoration.  iTero prosthetics have a near-zero remake rate.

OrthoCAD iCast. iCast provides a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval.  The iCast digital model contains a full American Board of Orthodontics ("ABO") base and is available from an iTero scan or from a traditional alginate impression.

OrthoCAD iRecord. iRecord provides a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval.  This simplified model without an ABO base is an economical option for record retention.  iRecord is available exclusively from an iTero scan.

Chair Side Applications

Invisalign Outcome Simulator. In January 2013, we announced the commercial availability of the Invisalign Outcome Simulator, our first Invisalign chair-side application powered by the iTero scanner. The interactive application provides GPs and orthodontists an enhanced platform for patient education and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. As the only Invisalign chair-side intra-oral scanning application on the market, the Invisalign Outcome Simulator's unique dual view layout shows a prospective patient an image of his/her own current dentition next to his/her simulated final position of how their teeth may look after Invisalign treatment. Using a full arch Invisalign scan, the Invisalign Outcome Simulator takes a few minutes to run and may be viewed chair-side, on the scanner, or from a computer using MyAlignTech.com. Intuitive tools allow doctors to make real-time adjustments to individual teeth during consultations that increase patient education and the likelihood of patient acceptance.

Our iTero scanner includes orthodontic software, restorative software, or both, and the Invisalign Outcome Simulator. The orthodontic or restorative software may also be purchased subsequently for an upgrade fee. The Invisalign Outcome Simulator is not available for sale separately.

Other proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck and ClinCheck Pro software, the Invisalign Doctor Site, and enhanced feature solutions such as Invisalign G5 are included as part of the Invisalign System and are not sold separately nor do they contribute as individual items of revenue.

Business Strategy

Our goal is to establish Invisalign clear aligners as the standard method for treating malocclusion and to establish the iTero intra-oral scanner as the preferred scanning protocol for 3D digital scans, ultimately driving increased product adoption by dental professionals.  We intend to achieve this by continued focus and execution of our strategic growth drivers: Market Expansion, Doctor Preference, and Brand Strength.

1.
Market Expansion. We expect to continue to grow and expand our business by investing in resources, infrastructure, and initiatives that will drive growth from both a geographic and market segment standpoint. From a geographic standpoint, we focus our efforts on expanding our sales territory coverage in all of our direct sales geographies, with particular emphasis in our highest growth areas such as Europe and the Asia Pacific region. We strive to make sure that our new geographies and our expanded territories internationally have everything they need from the products, to the support, to the people, in order to successfully establish Invisalign as the treatment of choice for orthodontics in each geographic market. From a market segment standpoint, we are focused on two important markets: adults and teenagers. We believe expansion in these two markets can be achieved through product innovations that can expand the types of indications our Invisalign products can treat, as well as by expanding the overall market for orthodontics, primarily with adults who would not otherwise seek treatment with traditional wires and brackets. We believe continued market expansion can be achieved by having the right products, services, and communications worldwide to give our doctors the confidence they need to treat with Invisalign more often and attract potential patients to their practice so they ask for Invisalign by name.

In parallel with these investments, we also engage in professional marketing, clinical support and education initiatives that support doctor practice development and facilitate the continued growth of their practices.

In our iTero scanner business, we leverage our combined sales and marketing resources to facilitate the adoption and penetration of each product into our doctors’ practices. Many of our customers recognize that having an iTero scanner at chair-side improves practice effectiveness for Invisalign as evidenced by higher Invisalign utilization rates among customers with an iTero scanner.

2.
Doctor Preference. We want all of our doctors to have the confidence and motivation to lead with Invisalign for every patient that walks into their practice. We strive to achieve this by investing in two areas. First, continuing to improve product predictability and applicability for more complex cases thereby expanding the types of malocclusion that our Invisalign products can treat. As an example, we recently launched Invisalign G5 in February 2014, which represented our first set of features engineered specifically to treat deep bite malocclusion. We estimate that deep bite manifests itself in approximately 30% to 40% of the orthodontic cases treated worldwide depending on geography. Secondly, enhancing the customer’s experience by making it easier to treat with and integrate Invisalign into their practices. As an example, we recently launched ClinCheck Pro in February 2014, the next generation Invisalign treatment software tool, designed to simplify the treatment process and help our doctors achieve their treatment goals.

3.
Brand Strength. Our goal is to make Invisalign a highly recognized name brand worldwide by creating awareness for Invisalign treatment among consumers and motiving potential patients to seek treatment from an Invisalign provider. In support of this objective, we invest in initiatives designed to strengthen our global brand name recognition and drive consumer purchase intent. We accomplish this objective through an integrated consumer marketing strategy that includes television, media, social networking and event marketing.

Manufacturing and Suppliers

Our manufacturing facilities are located in Juarez, Mexico, where we conduct our aligner fabrication, distribute and repair our scanners, perform our CAD/CAM services, and in Or Yehuda, Israel where we produce our handheld intra-oral scanner wand.  The final assembly of our iTero scanner is performed by a third party manufacturer located in Israel.  Our Invisalign digital treatment planning and interpretation for iTero restorative cases are conducted primarily at our facility located in San Jose, Costa Rica.  Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Since the manufacturing process of our products requires substantial and varied technical expertise, we believe that our manufacturing capabilities are important to our success.  In order to produce our highly customized, highly precise, medical quality products in volume, we have developed a number of proprietary processes and technologies.  These technologies include complex software algorithms and solutions, CT scanning, stereolithography and automated aligner fabrication.  To increase the efficiency of our manufacturing processes, we continue to focus our efforts on software development and the improvement of rate-limiting processes, or bottlenecks.  We continuously upgrade our proprietary, three-dimensional treatment planning software to enhance computer analysis of treatment data and to reduce time spent on manual and judgmental tasks for each case, thereby increasing the efficiency of our technicians in Costa Rica.  In addition, to improve efficiency and increase the scale of our operations, we continue to invest in the development of automated systems for the fabrication and packaging of aligners.

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

Sales and Marketing

Our sales efforts are focused primarily on the Invisalign System and continuing to increase adoption and utilization by orthodontists and GPs worldwide.  In North America, Europe and certain Asia-Pacific country markets, we have direct sales and support organizations, which includes quota carrying sales representatives, sales management, and sales administration.  Our direct sales organization in North America is comprised of a team of territory managers and to a lesser extent, territory specialists. These territory specialists are used to enhance coverage, especially with lower volume GP customers.

Currently, we have two distribution partners that sell the Invisalign System in smaller non-core country markets in the EMEA and Latin America regions.  We evaluate adding distribution partners in other non-core country markets on a case-by-case basis or assess modifying our current distribution agreements, as our international business grows. Our EMEA distribution partner has been covering approximately 80 country markets and continues to make good progress in building a base of Invisalign trained doctors in those regions. Given the significant long term potential this extensive geography represents and the support we can now provide by utilizing our direct coverage model in Europe, beginning in February 2014, we will transition a small number of those countries into direct sales regions. We expect to leverage our existing infrastructure and resources to bring sales coverage and customer support to these countries, most of which are adjacent to our directly covered European countries. Due to the small volume of business from our EMEA distributor, we do not anticipate that this transition will have a material effect on our financial results in the next several years.

For our intra-oral scanners, we have a small team of direct sales representatives in North America.  Our intra-oral scanner sales team leverages leads generated by our Invisalign sales and marketing resources, including customer events and industry trade-shows.  In 2014, we expect to have very few scanner sales internationally as we continue to evaluate the most effective sales model in this market.

We market Invisalign by communicating the benefits of the Invisalign System to dental professionals through our training programs, online and traditional mail campaigns, trade shows, trade journals and print.  We also promote the benefits of Invisalign through our integrated consumer marketing platform which combines traditional print and broadcast media with a balanced mix of public relations, event marketing, and social media.  The goal of this platform is to raise awareness of Invisalign as the best options for a healthy, beautiful smile among adults and teenagers.  In addition, our consumer marketing platform enables us to help prospective patients find a great Invisalign treatment practice that can meet their needs.  For intra-oral scanners, in addition to leveraging Invisalign customer events and industry trade-shows to communicate the benefits of digital scanning to dental professionals, we also have training programs, educational websites and limited print advertising.

We provide training, marketing and clinical support to orthodontists and GPs.  In 2013, we had approximately 38,000 active Invisalign providers.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign System as the standard method for treating malocclusion and our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans.  Our research and development expenses were $44.1 million, $42.9 million, and $37.2 million for the year ended December 31, 2013, 2012 and 2011, respectively.

Our research and development activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms.  Our research and development activities range from accelerating product and clinical innovation, to developing manufacturing process improvements, to researching future technologies and products.

In an effort to demonstrate Invisalign’s broad treatment capabilities, various clinical case studies and articles have been published that highlight the clinical applicability of Invisalign to malocclusion cases, including those of severe complexity.  We undertake pre-commercialization trials and testing of our technological improvements to the product and manufacturing process.

Intellectual Property

We believe our intellectual property position represents a substantial business advantage.  As of December 31, 2013, we had 313 issued U.S. patents, 124 pending U.S. patent applications, and 239 foreign issued patents, as well as 116 pending foreign patent applications.

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

Backlog

Due to the individualized nature of an Invisalign treatment which is prescribed by a doctor, no two cases are alike, and we maintain relatively low levels of backlog.  The period from which a treatment data package (or “a case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan.  Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan.  Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped.  Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future Invisalign sales.  Our quarterly Invisalign revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter.  We define our intra-oral scanner backlog as orders where payment is reasonably assured and credit and financing is approved but the scanner has not yet shipped. Our intra-oral scanner backlog as of December 31, 2013 was not material.

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
Government Regulation

In order for us to market our products, we must obtain regulatory authorization and comply with extensive product and quality system regulations. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval and to meet all local requirements including language and specific safety standards in any country in which we currently market or plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. The approval by government authorities is unpredictable and uncertain and may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition, and results of operations.

We believe we are in compliance with all FDA, federal and state laws and International regulatory requirements that are applicable to our products and manufacturing operations. Country-specific regulatory framework and requirements are highlighted in the following examples:
U.S.

In the U.S., the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act ("FDA Act") and its subsequent amendments, and the regulations, provide the FDA with authority over medical devices and the research, clinical testing, manufacture, labeling, distribution, sale, and promotion of such devices. Medical devices are classified into one of three classes (Class I, II or III). The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for market authorization. Our Invisalign aligners and intra-oral scanners are classified as Class II medical devices and we have obtained applicable 510(k) clearances for our marketed products.

The FDA Act also requires manufactured devices to comply with applicable Quality System Regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities, including the reporting of adverse experiences with the use of the device. We are subject to unannounced inspections by regulatory authorities to determine compliance with applicable regulations, and these inspections may include the manufacturing facilities of our subcontractors. Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.

European Union
The member states of the European Union ("EU") have adopted the European Medical Device Directives (MDD 93/42/EEC) that form a single set of medical device regulations for all EU member countries. The MDD defines the quality system, safety, and performance requirements to be met by manufacturers for their products, called the Essential Requirements. Certification to ISO 13485, an international standard for quality management systems, demonstrates compliance with the quality system requirements outlined in the MDD. Our Quality Management System is ISO 13485 certified by the British Standards Institute, an approved full scope Notified Body (as defined in the regulations).
Canada
In Canada, the system of approval for medical devices is governed by the Medical Device Regulations of the Department of Justice (SOR/98-282), including quality system requirements based on ISO 13485, facility registration, and device licensing. The scope of our Quality Management System certification includes the additional requirements defined by Health Canada.
Japan
In Japan, the Ministry of Health, Labour, and Welfare (MHLW), regulates medical devices under the Pharmaceutical Affairs Law ("PAL"). Manufacturers with no local presence in Japan must appoint a Marketing Authorization Holder ("MAH") to manage their device registration process and liaise with the Pharmaceutical and Medical Devices Agency ("PMDA"), Japan’s medical device market regulator. Manufacturers of Class II, III and IV devices must implement a quality system compliant with the PAL and MHLW Ordinance #169 (Japan QMS Regulation) and submit QMS Conformity Assessment Application. The scope of our Quality Management System certification includes the additional requirements defined by PAL and Invisalign has been authorized for sale.
China
In China, the China Food and Drug Administration ("CFDA") regulates medical devices. The device classification process in China differs significantly from those in the EU and the U.S., and approval of the medical device in the country of origin is required before beginning the registration process. Compliance with U.S. FDA Quality System Requirements and/or ISO 13485 will satisfy CFDA quality management system requirements. CFDA has approved our submission for Invisalign.

Other Government Oversight

We are also subject to various laws inside and outside the U.S. concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sales and marketing of our products and services, the importation and exportation of our products, the operation of our facilities and distribution of our products. As a global company, we are subject to varying degrees of government regulation in the various countries in which we do business, and the general trend is toward increasingly stringent oversight and enforcement. Initiatives sponsored by government agencies, legislative bodies, and the private sector to limit the growth of healthcare expenses generally are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business.

Our customers are healthcare providers that may be reimbursed by federally funded programs such as Medicaid or a foreign national healthcare program, each of which may offer some degree of oversight. Many government agencies, both domestic and foreign, have increased their enforcement activities with respect to healthcare providers and companies in recent years. Enforcement actions and associated defense can be expensive, and any resulting findings carry the risk of significant civil and criminal penalties. For example, the U.S. Federal Physician Payment Sunshine Act recently went into effect, which requires public transparency of transfers of value to physicians.

We are also subject to numerous data protection requirements that span from individual state and national laws in the US to multinational requirements in the EU. In the U.S., final regulations implementing amendments to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective in the latter part of 2013 with the HIPAA Omnibus Rule. The EU is currently considering a proposal to enact legislation governing data protection which would transform the current mix of European countries’ laws to one overarching multinational law. Meanwhile, in the Asia-Pacific region has also seen rapid development of privacy laws, including in Singapore, Hong Kong, and Australia. We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

Employees

As of December 31, 2013, we had approximately 3,420 employees, including 2,280 in manufacturing and operations, 640 in sales and marketing which includes customer care, 230 in research and development and 270 in general and administrative functions.

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
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 28, 2014:

Name	Age	Position
Thomas M. Prescott	58	President and Chief Executive Officer
David L. White	58	Chief Financial Officer
Jennifer M. Erfurth	44	Vice President, Global Human Resources
Roger E. George	48	Vice President, Legal and Corporate Affairs General Counsel
John P. Graham	45	Vice President, Marketing and Chief Marketing Officer
Timothy A. Mack	55	Vice President, Marketing and Business Development
Raphael Pascaud	42	Vice President, International
Christopher C. Puco	53	Vice President, North American Sales
Zelko Relic	49	Vice President, Research & Development
Emory M. Wright	44	Vice President, Operations

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

David L. White has served as our Chief Financial Officer ("CFO") since August 2013.  Prior to joining us, Mr. White was CFO of Enecsys, Ltd., a privately-held supplier of solar micro inverters and monitoring systems from June 2012. Prior to Enecsys, he was Executive Vice President and CFO at NVIDIA Corporation, a fabless semiconductor company known for its development of advanced graphics and high performance computing processors from February 2009 to June 2011. Prior to

NVIDIA, he was Executive Vice President of Finance and CFO at SANMINA-SCI Corporation, which provides contract design, supply chain, and manufacturing services from 2004 to 2009. He also served as CFO at Asyst Technologies Corporation, CEO at Candescent Technologies Corporation, and Senior Vice President of Finance at Connor Peripherals.

Jennifer M. Erfurth has served as our Vice President, Global Human Resources since October 2012. Prior to joining us, Ms. Erfurth was Senior Vice President of Shared Services at Dyno Nobel, Inc., a manufacturer and supplier of industrial explosives, from July 2011 to July 2012, and was Vice President, Human Resources for Federal Signal Corporation prior to that. From 2001 to 2010, Ms. Erfurth held positions of increasing responsibility at Schawk, Inc., most recently as Global Senior Vice President of Human Resources, a position she held from 2007 until her departure in 2010. Earlier in her career, she served as Director of Human Resources at CINTAS Corporation and World Color.

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

John P. Graham has served as our Vice President, Marketing and Chief Marketing Officer since July 2013. From 2011 until he joined us, Mr. Graham was Vice President and Chief Marketing Officer at GlaxoSmithKline Consumer Healthcare, a global healthcare company. Prior to GlaxoSmithKline, he was with Johnson & Johnson for 15 years in multiple marketing leadership roles, including Vice President, U.S. Marketing for Johnson & Johnson Vision Care.

Timothy A. Mack has served as our Vice President, Marketing and Business Development since May 2012. He served as Vice President, Business Development since our acquisition of Cadent Holdings, Inc. in April 2011.  At Cadent, he was President and Chief Executive Officer since 2009.  He joined Cadent in 2005, as Executive Vice President & General Manager where he led the introduction and adoption of Cadent’s new 3D digital imaging technology into the market.  Prior to Cadent, Mr. Mack was Vice President and General Manager of DENTSPLY Ceramco, a wholly-owned subsidiary of DENTSPLY International.  Prior to DENTSPLY, Mr. Mack held a series of management positions in the U.S. and Europe within Consumer Electronics and Medical Imaging Divisions at Eastman Kodak Company.

Raphael Pascaud was appointed Vice President, International in January 2014. He joined Align in 2010 as Vice President and Managing Director for the Europe, Middle East and Africa Region, ("EMEA"). Prior to Align, Mr. Pascaud spent 14 years in various management positions within DePuy, a Johnson & Johnson family of companies, including Vice President Orthopedics of EMEA and Vice President Marketing of International.

Christopher C. Puco has served as our Vice President, North America Sales since December 2012. He joined Align in 2006 as a sales director and in 2008 became senior director for the Eastern sales area. Most recently, as Vice President of Sales Strategy, he led Align's go-to-market strategy and managed the integration of the North American scanner and CAD/CAM services sales organization.  Mr. Puco has more than 20 years of experience in the medical device industry, holding sales management positions in both starts-ups and established corporate environments. Prior to Align, he was with United States Surgical Corporation, General Surgical Innovations, Baxter BioSurgery and Fusion Medical Technologies.

Zelko Relic was appointed Vice President, Research & Development in December 2013. Prior to joining Align, Mr. Relic was Vice President, Engineering for Datalogic Automation, a global leader in automatic data capture and industrial automation markets from 2012. Mr. Relic was previously Vice President, Engineering at Danaher Corporation, Accu-Sort Systems business from 2010 to 2012 before it was acquired by Datalogic Automation. From 2005 to 2010, he was Vice President at Siemens Medical Solutions USA and from 2002 to 2004 he held senior management positions in engineering at Kulicke & Soffa Industries, designers and manufactures of semiconductor products. He also held management positions at KLA-Tencor, manufacturer of metrology tools from 1994 to 2000.

Emory M. Wright has served as our Vice President, Operations since December 2007.  He has been with us since March 2000, predominantly in manufacturing and operations roles.  Previously, Mr. Wright served as Vice President, Manufacturing and, most recently, was General Manager of New Product Development.  Prior to joining us, Mr. Wright was Senior Manufacturing Manager at Metrika, Inc. a medical device manufacturer, from May 1999 to March 2000.  From July 1994 to May 1999, Mr. Wright served as Manager of Manufacturing and Process Development for Metra Biosystems Inc.

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

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions.  A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in consumer spending on higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results.  Continued weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intra-oral scanners.  In addition, Invisalign treatment, which currently accounts for the vast majority of our net revenues, represents a significant change from traditional orthodontic treatment, and customers and consumers may be reluctant to accept it or may not find it preferable to traditional treatment.  We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign treatment as both an alternative to braces and as a clinical method for treatment of malocclusion, but a number of dental professionals believe that Invisalign treatment is appropriate for only a limited percentage of their patients.  Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.

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

As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.

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

We acquired Cadent Holdings, Inc. in April 2011 for their people, their technology and their existing revenue streams such as, OrthoCAD iRecord and OrthoCAD iCast in addition to their intra-oral scanning technology.  This acquisition is expected to strengthen our ability to drive adoption of Invisalign treatment by integrating more fully with mainstream tools and procedures in doctors’ practices.  In addition, we believe that the combination of the two companies will help accelerate the use of intra-oral scanning in the dental industry by leveraging Align’s global sales reach, extensive professional and consumer marketing capabilities and large customer base.  We completed the acquisition of our Asia Pacific distributor on April 30, 2013.

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

•
changes in the timing of receipt of Invisalign case product orders during a given quarter which, given our cycle time and the delay between case receipts and case shipments, could have an impact on which quarter revenue can be recognized;

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

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue.  Even if we successfully innovate and develop new products and produce enhancements, we may incur substantial costs in doing so, and our profitability may suffer.  In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient with Invisalign.  Since it takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the FDA, and foreign government agencies.  Any failure in our ability to successfully develop and introduce or achieve market acceptance of our new products or enhanced versions of existing products could have a material adverse effect on our operating results and could cause our net revenues to decline.

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

Our key production steps are performed in operations located outside of the U.S.  At our facility in San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico.  These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds.  Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico.  In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in San Jose, Costa Rica and Moscow, Russia. In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in San Jose, Costa Rica.  We also have operations in Israel where the design and wand assembly and our intra-oral scanner are manufactured.  Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations;

•	fluctuations in currency exchange rates;

•	increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances back to the U.S.;

•	import and export license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

•	political, social and economic instability, including as a result of increased levels of violence in Juarez, Mexico or the Middle East;

•	acts of terrorism and acts of war;

•	interruptions and limitations in telecommunication services;

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

Our digital dental modeling is processed in our facility located in San Jose, Costa Rica.  The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software.  In addition, our customer facing operations are located in Costa Rica.  Our aligner molds and finished aligners are fabricated in Juarez, Mexico.  Both locations in Costa Rica and Mexico are in earthquake zones and may be subject to other natural disasters.  If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing a significant delay in receiving their completed aligners and a decrease in service levels for a period of time.  In addition, our headquarters facility in California is located in the San Francisco Bay Area.  An earthquake or other natural disaster in this region could result in a disruption in our operations.  Any such business interruption could materially and adversely affect our business, financial condition and results of operations.

Competition in the markets for our products is intense and we expect aggressive competition from existing competitors and other companies that may introduce new technologies in the future.

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S.  Many of these manufacturers, including Danaher Corporation, 3M, Sirona Dental Systems, Inc. and Dentsply International, have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive. The expiration of key certain patents commencing in 2017 owned by us may result in additional competition.   Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies.  We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive.  If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed.  Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income (loss) and stock price.  We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries.  Our inability to do so could harm our competitive position. As of December 31, 2013, we had issued 313 U.S. patents, 124 pending U.S. patent applications, and 239 foreign issued patents, and 116 pending foreign patent applications.

We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position.  However, our currently pending or future patent filings may not result in the issuance of patents.  Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products.  In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws.  We also rely on protection of our copyrights, trade secrets, know-how and proprietary information.  We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us; however, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur.  Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects.  In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share.  In addition, in an effort to protect our intellectual property we have in the past been and may in the future be involved in litigation.  The potential effects on our business operations resulting from litigation that we may participate in the future, whether or not ultimately determined in our favor or settled by us, are costly and divert the efforts and attention of our management and technical personnel from normal business operations.

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

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams.  The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.  Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists.  Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions.  Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business.  Furthermore, we may not be successful in retaining our key personnel or their services.  If we are unable to attract and retain key personnel, our business could be materially harmed.  During 2013 and early 2014, we announced the appointment of four executive officers, including a new Chief Financial Officer. With these new appointments, there is the risk of uncertainty and instability relating to transition the duties and responsibilities to new key executives in an orderly, effective and efficient manner. In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings.  The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business.  If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our net revenues could be materially harmed.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.  As of December 31, 2013, our North American sales organization consisted of approximately 260 people. Internationally, we had approximately 100 people engaged in sales and sales support as of December 31, 2013.  We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business.  If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed.  In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product.  As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Our products are considered medical devices and are subject to extensive regulation in the U.S. and internationally.  FDA regulations are wide ranging and govern, among other things:

•	product design, development, manufacturing and testing;

•	product labeling;

•	product storage;

•	pre-market clearance or approval;

•	complaint handling and corrective actions;

•	advertising and promotion; and

•	product sales and distribution.
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

In addition, as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and discourage the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect the sourcing and availability of metals used in the manufacture of a limited number of parts (if any) contained in our scanner products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

If compliance with healthcare regulations becomes costly and difficult for our customers or for us, we may not be able to grow our business.

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business.  In response to perceived increases in health care costs in recent years, Congress passed health care reform legislation that President Obama signed into law in March 2010.  This legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions.  The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers.  Effective January 1, 2013, as a medical device manufacturer, we are required to pay an excise tax on the price for which we sell our medical devices in the U.S. This tax applies to most medical devices, including our products, which could have a material, negative impact on our results of operations and our cash flows. The medical device excise tax is included in general and administrative expenses in the consolidated statements of operations. The excise tax expense was $7.1 million for the year ended December 31, 2013. Any future changes in the applicability of the medical device excise tax as it applies to us will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

Furthermore, our healthcare provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.  The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences.  Regulations implemented pursuant to the Health Insurance Portability and Accountability Act ("HIPAA"), including regulations affecting the security and privacy of patient healthcare information held by healthcare providers and their business associates may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants.  The effect of HIPAA and newly enforced regulations on our business is difficult to predict, and there can be no assurance that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities.

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

Under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), we review our goodwill and asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually.  The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates.  Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired. We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or asset group are determined.

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

The primary objective of most of our investment activities is to preserve principal.  To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector.  In a current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which had been previously granted to us in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income we earn in Costa Rica during the twelve year incentive period is exempt from Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investments in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica Corporate income tax rate that would apply, absent the incentives, is 30% for 2013. As a result of these incentives, the provision for income taxes was reduced by $27.7 million and $21.8 million for the year ended December 31, 2013 and 2012, respectively, representing a benefit to diluted net income per share of $0.34 and $0.26 in 2013 and 2012, respectively. For the three months ended December 31, 2013 and 2012, the provision for income taxes was reduced by $6.4 million and $4.7 million, respectively, representing a benefit to diluted net income per share of $0.12 and $0.06, respectively. Our subsidiaries in Israel and Germany are under audit by the local tax authorities for calendar years 2006 through 2011 and 2007 through 2011, respectively.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy several leased and owned facilities with total office and manufacturing area of over 850,000 square feet.  At December 31, 2013, the significant facilities were occupied as follows:

Location	Lease/Own	Primary Use	Segment	Expiration of lease
San Jose, California	Lease	Office for headquarters, research & development, administrative personnel	Clear Aligner and SCCS	September 2017
San Jose, Costa Rica	Lease	Office for administrative personnel, manufacturing personnel, and customer care	Clear Aligner and SCCS	November 2017
Juarez, Mexico	Own	Manufacturing and office facility for manufacturing and administrative personnel	Clear Aligner and SCCS	N/A
Or Yehuda, Israel	Lease	Manufacturing and office for manufacturing, administrative personnel, and research and development	SCCS	October 2017
Moscow, Russia	Lease	Office for research and development	Clear Aligner and SCCS	April 1, 2017
We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.LEGAL PROCEEDINGS

     Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between April 23, 2012 and October 17,

2012 (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorney's fees.  On December 9, 2013, the judge granted our motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the first amended complaint. We filed a motion to dismiss the second amended complaint on February 7, 2014. Align intends to vigorously defend itself against these allegations.  Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action discussed above. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2013:
Fourth quarter	$60.00	$41.83
Third quarter	$49.08	$36.92
Second quarter	$38.74	$29.53
First quarter	$33.70	$25.61
Year Ended December 31, 2012:
Fourth quarter	$39.39	$23.45
Third quarter	$39.82	$30.02
Second quarter	$35.15	$26.06
First quarter	$28.69	$22.39

On February 21, 2014, the closing price of our common stock on the NASDAQ Global Market was $52.98 per share.  As of January 31, 2014 there were approximately 115 holders of record of our common stock.  Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Align Technology, Inc., the NASDAQ Composite Index,
and S&P 1500 Composite Health Care Equipment & Supplies

$700
$600
$500
$400
$300
$200
$100
$0
12/31/08
6/30/09
12/31/09
6/30/10
12/31/10
6/30/11
12/31/11
6/30/12
12/31/12
6/30/13
12/31/13
Align Technology, Inc.
NASDAQ Composite
S&P 1500 Composite Health Care Equipment & Supplies

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2013.  The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have derived the statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Net revenues [1]	$660,206	$560,041	$479,741	$387,126	$312,333
Gross profit [2]	$498,106	$416,388	$361,283	$303,417	$233,492
Income (loss) from operations [3]	94,212	85,592	90,360	102,734	(34,012)
Other income (expense), net	(1,073)	(1,296)	(419)	(731)	119
Net income (loss) before provision for (benefit from) income taxes [3]	93,139	84,296	89,941	102,003	(33,893)
Provision for (benefit from) income taxes	28,844	25,605	23,225	27,750	(2,624)
Net income (loss) [3]	$64,295	$58,691	$66,716	$74,253	$(31,269)
Net income (loss) per share
Basic	$0.80	$0.73	$0.86	$0.98	$(0.45)
Diluted	$0.78	$0.71	$0.83	$0.95	$(0.45)
Shares used in computing net income (loss) per share:
Basic	80,551	80,529	77,988	75,825	69,094
Diluted	82,589	83,040	80,294	78,080	69,094

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working capital [4]	$369,338	$330,022	$236,699	$295,637	$180,056
Total assets	832,147	756,312	649,264	476,943	355,240
Total long-term liabilities	22,839	19,224	10,366	6,222	961
Stockholders’ equity	$633,970	$581,317	$490,781	$377,747	$273,036
 ___________________________________

[1]
Net revenues for the year ended December 31, 2011 include eight months of revenues from our Scanners and CAD/CAM Services segment of approximately $28.0 million as a result of our acquisition of Cadent Holdings, Inc. on April 29, 2011.  Net revenues for the year ended December 31, 2010 includes a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

[2]
Gross profit for the year ended December 31, 2013 included an out of period adjustment of $1.7 million (See Note 1). Gross profit for the year ended December 31, 2012 included acquisition and integration related costs of $0.2 million, amortization of intangible assets of $0.9 million, and exit costs of $0.5 million. Gross profit for the year ended December 31, 2011 included acquisition and integration related costs of $0.4 million, amortization of intangible assets of $0.7 million, and exit costs of $0.8 million.  For years ended December 31, 2010 and 2009, gross profit included amortization of prepaid royalties of $0.8 million and $6.2 million, respectively, related to the litigation settlement with Ormco.  In addition, 2010 gross profit also included the $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

[3]	Income (loss) from operations, net income (loss) before provision for (benefit from) income taxes, and net income (loss) included the following, net of taxes:

•	$40.7 million and $26.3 million of goodwill and long-lived asset impairment, respectively, in 2013.

•	$1.9 million, net of tax, out of period adjustment in 2013 (see Note 1).

•	$36.6 million of goodwill impairment, $1.3 million acquisition and integration related costs, $4.5 million of amortization of intangible assets, and $0.8 million of exit costs in 2012.

•	$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners in 2010.

•	$10.0 million acquisition and integration related costs, $3.2 million of amortization of intangible assets, and exit costs of $1.1 million in 2011.

•	$0.8 million and $6.2 million of amortization of prepaid royalties related to the litigation settlement with Ormco in 2010 and 2009, respectively.

•	$4.5 million related to the class action litigation settlement with Leiszler in 2010.

•
$8.7 million benefit related to an insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation in 2010.

•	Litigation settlement charge of $69.7 million related to Ormco in 2009.

•	Restructuring charges of $1.3 million in 2009.

[4]	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Align Technology, Inc. is a global medical device company that advanced the invisible orthodontics market with the introduction of the Invisalign System in 1999.  Today, we are focused on designing, manufacturing and marketing innovative technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients.  Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide.  Our international headquarters are located in Amsterdam, the Netherlands.  We have two operating segments: (1) Clear Aligner, known as the Invisalign System; and (2) Scanner and CAD/CAM Services ("SCCS"), known as the iTero intra-oral scanners and OrthoCAD services.
We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. orthodontists in 1999 followed by U.S. General Practitioner Dentists (GPs) in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia-Pacific, Latin America, and EMEA, and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera Retainers. By 2011, we launched significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign to the People’s Republic of China. In 2013, we launched SmartTrack, the next generation of Invisalign clear aligner material which became the new standard aligner material for Invisalign products. Most recently, we launched Invisalign G5 innovations, specifically designed for treatment of deep bite malocclusion as well as ClinCheck Pro, the next generation Invisalign treatment software tool, designed to help Invisalign providers achieve their treatment goals.
We also sell iTero intra-oral scanners and provide CAD/CAM services.  Intra-oral scanners provide a dental “chair-side” platform for accessing valuable digital diagnosis and treatment tools, with potential for enhancing accuracy of records, treatment efficiency, and the overall patient experience.  We believe there are numerous benefits for customers and the opportunity to accelerate the adoption of Invisalign through interoperability with our intra-oral scanners.  The use of digital technologies such as CAD/CAM for restorative dentistry or in-office restorations has been growing rapidly and intra-oral scanning is a critical part of enabling these new digital technologies and procedures in dental practices. In late 2012, we commercially launched the Invisalign Outcome Simulator, the first Invisalign chair-side application powered by the iTero scanner. The interactive application provides dentists and orthodontists an enhanced platform for patient education and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. In January 2014, we announced that the 3M™ True Definition scanner was qualified for use with Invisalign case submissions. This qualification enables Invisalign providers with a True Definition scanner to submit a digital impression in place of a traditional PVS impression as part of the Invisalign case submission process. The 3M True Definition scanner is currently the only third-party scanner that has been qualified for use with Invisalign treatment. We continue to believe in an open systems approach to digital impressions, and are committed to working with other intra-oral scanning companies interested in developing interoperability for use with Invisalign treatment.
The Invisalign System is offered in more than 60 countries and has been used to treat more than 2.5 million patients.  Our iTero intra-oral scanner, which is primarily sold in North America, provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,200 dental labs worldwide.
Our goal is to establish Invisalign clear aligners as the standard method for treating malocclusion and to establish the iTero intra-oral scanner as the preferred scanning protocol for 3D digital scans, ultimately driving increased product adoption by dental professionals.  We intend to achieve this by continued focus and execution of our strategic growth drivers set forth in the Business Strategy section in this Annual Report on Form 10-K.
The successful execution of our business strategy and our results in 2014 and beyond may be affected by a number of other factors, which are described below:

•
New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability, and ease of use for our customers, which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with Invisalign G5 for deep bite treatment. Launched in February 2014, Invisalign G5 was engineered to treat deep bite malocclusion in its entirety, making it easier for our customers to treat one of the most common malocclusions. In addition, in February 2014, we launched ClinCheck Pro, the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates".  Our quarterly utilization rates for the previous 12 quarters are as follows:

     *    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the fourth quarter of 2013 was 4.4 cases per doctor a slight increase from 4.3 cases in the third quarter of 2013 driven primarily by the increase in utilization by our International customers offset by a decrease in utilization by our North American orthodontic customers from 8.4 to 8.0 cases per doctor. This decrease by our North American orthodontic customers reflects a decline in the number of teen-aged cases shipped as summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year.  On a year-over-year basis, total utilization of 4.4 cases per doctor in the fourth quarter of 2013 increased from 4.1 cases in the fourth quarter of 2012 cases, reflecting improvements in product and technology over the past year, including Invisalign G4 and SmartTrack aligner material, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors.  In 2013, Invisalign growth was driven primarily by increased utilization by our orthodontist customers as well as by the continued expansion of our customer base as we trained a total of 8,065 new Invisalign doctors. GPs are one of the keys to driving growth in the adult segment and in 2014 we launched a new CE I training course, now called Invisalign Fundamentals, designed to improve practice integration and increase utilization for newly trained doctors. We are implementing this new Invisalign Fundamentals program across North America and will look for opportunities to adjust our international training programs as we work to help our GP practices worldwide more successfully adopt Invisalign into their practices. We believe that this new training approach will increase the number of doctors submitting cases 90-days post-training, as well as the number of cases submitted per doctor.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 25%, driven primarily by growth in Europe as well as by strong performance in the Asia-Pacific region. In 2014, we will continue to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. In addition, given the significant long term potential this extensive geography represents and the support we can now provide by utilizing our direct coverage model in Europe, beginning in February 2014, we will transition a small number of those countries into direct sales regions. We expect to leverage our existing infrastructure and resources to bring sales coverage and customer support to these countries, most of which are adjacent to our directly covered European countries. Due to the small volume of business from our EMEA distributor, we do not anticipate that this transition will have a material effect on our financial results in the next several years.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates.  We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk; therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and income in our consolidated financial statements.

Results of Operations

Net revenues by Reportable Segment Comparison for Years Ended December 31, 2013, 2012 and 2011:

We group our operations into two reportable segments: Clear Aligner segment and SCCS segment.

•
Our Clear Aligner segment consists of our Invisalign System which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera Retainers, along with our training and ancillary products for treating malocclusion.

•
Our SCCS segment consists of intra-oral scanning systems, and additional services available with the intra-oral scanners, that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

The below represents net revenues for our Clear Aligner segment by region, channel, and product and our SCCS segment by region and product for the year ended December 31, 2013, 2012 and 2011 as follows (in millions):

	Year Ended December 31,
	2013	Net Change	% Change	2012	Net Change	% Change	2011
Clear Aligner
Region and Channel
North America
Orthodontist	$203.9	$31.4	18.2%	$172.5	$25.0	16.9%	$147.5
GP	204.3	15.7	8.3%	188.6	20.7	12.3%	167.9
Total North America	408.2	47.1	13.0%	361.1	45.7	14.5%	315.4
International	161.7	36.9	29.6%	124.8	13.3	11.9%	111.5
Invisalign non-case net revenues	44.7	14.0	45.6%	30.7	6.0	24.3%	24.7
Total Clear Aligner net revenues [1]	$614.6	$98.0	19.0%	$516.6	$65.0	14.4%	$451.6
Product
Invisalign Full	$382.0	$43.4	12.8%	$338.6	$36.3	12.0%	$302.3
Invisalign Express/Lite	72.4	20.9	40.6%	51.5	8.9	20.9%	42.6
Invisalign Teen	84.9	17.8	26.5%	67.1	12.6	23.1%	54.5
Invisalign Assist	30.6	1.9	6.6%	28.7	1.3	4.7%	27.4
Invisalign non-case net revenues	44.7	14.0	45.6%	30.7	5.9	23.8%	24.8
Total Clear Aligner net revenues	$614.6	$98.0	19.0%	$516.6	$65.0	14.4%	$451.6

SCCS Services [2]:
Region
North America	$45.3	$3.1	7.3%	$42.2	$18.2	75.8%	$24.0
International	0.3	(0.9)	(75.0)%	1.2	(2.9)	(70.7)%	4.1
Total SCCS net revenues	$45.6	$2.2	5.1%	$43.4	$15.3	54.4%	$28.1
Product
Scanners	$23.7	$3.7	18.5%	$20.0	$6.7	50.4%	$13.3
CAD/CAM Services	21.9	(1.5)	(6.4)%	23.4	8.6	58.1%	14.8
Total SCCS net revenues	$45.6	$2.2	5.1%	$43.4	$15.3	54.4%	$28.1
Total net revenues	$660.2	$100.2	17.9%	$560.0	$80.3	16.7%	$479.7

[1]
In the fourth quarter of 2012, we identified an error that the actual case refinement usage rate was lower than our estimate and, as a result, we recorded a net revenue release of $4.9 million previously deferred for case refinement of which $5.2 million was a correction of an error of which $4.5 million related to the first three quarters for the fiscal year 2012 and $0.7 million related to the fiscal year 2011. The adjustment was not material to any quarter within 2012. The net amount of $4.9 million is not material to the results of operations for twelve months ended December 31, 2012.

[2]	As the acquisition of Cadent closed on April 29, 2011, the year ended December 31, 2011 balances for SCCS Services only reflect eight months of revenues.

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by channel and product, for the year ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
Region and Channel	2013	Net Change	% Change	2012	Net Change	% Change	2011
North America:
Orthodontist	159.6	22.6	16.5%	137.0	21.6	18.7%	115.4
GP	154.3	14.6	10.5%	139.7	16.5	13.4%	123.2
Total North American Invisalign	313.9	37.2	13.4%	276.7	38.1	16.0%	238.6
International Invisalign	108.5	21.7	25.0%	86.8	16.0	22.6%	70.8
Total Invisalign case volume	422.4	58.9	16.2%	363.5	54.1	17.5%	309.4
Product
Invisalign Full	262.4	27.4	11.7%	235.0	28.7	13.9%	206.3
Invisalign Express/Lite	79.0	20.3	34.6%	58.7	14.5	32.8%	44.2
Invisalign Teen	59.6	11.3	23.4%	48.3	10.3	27.1%	38.0
Invisalign Assist	21.4	(0.1)	(0.5)%	21.5	0.6	2.9%	20.9
Total Invisalign case volume	422.4	58.9	16.2%	363.5	54.1	17.5%	309.4
Fiscal Year 2013 compared to Fiscal Year 2012

Total net revenues increased by $100.2 million in 2013 as compared to 2012 primarily as a result of Invisalign case volume growth across all regions and products as well as increased Invisalign non-case revenue.

Clear Aligner

Clear Aligner North America net revenues increased by $47.1 million or 13.0% in 2013 compared to 2012 primarily due to Invisalign case volume growth of approximately $48.5 million across all channels and products, offset in part, by lower average selling prices ("ASP") which decreased net revenues by approximately $1.4 million. The decrease in ASP was a result of product mix shift towards lower priced Invisalign Express products combined with the revenue deferral for free mid-course correction as a result of our policy change in June 2013. Beginning June 15, 2013, we included up to three free mid-course correction orders in our list prices for Invisalign Full and Invisalign Teen.

Clear Aligner international net revenues increased by $36.9 million or 29.6% in 2013 compared to 2012 primarily driven by Invisalign case volume growth of $31.1 million along with higher ASP, which resulted in approximately $5.8 million increase in net revenues. The increase in ASP was primarily due to the impact from acquiring our distributor in the APAC region on April 30, 2013, as well as a favorable impact of foreign exchange rates. By bringing the APAC region direct, we began to recognize direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement. The increase in ASP was offset in part due to a product mix shift towards lower priced Invisalign Lite products.

Despite our recent product mix shift towards lower priced Invisalign products, we expect our worldwide ASP to trend upwards in the future as a result of higher growth rates in our international markets, which typically have higher ASP than North America.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased 45.6% in 2013 as compared to 2012 primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one shipment along with increased Vivera volume both in North America and international.

SCCS

SCCS net revenues increased 5.1% in 2013 compared to 2012 primarily due to an increase in scanner revenues, partially offset by a decrease in CAD/CAM services net revenues as a result of the discontinuation of the OrthoCAD iQ services during the fourth quarter of 2012. The increase in scanner revenues in 2013 was as a result of the increase in number of scanners sales recognized in 2013 as compared to 2012 as well as the release of $1.4 million of revenue previously reserved for the new iTero upgrade program which was completed in the first quarter of 2013.

Fiscal Year 2012 compared to Fiscal Year 2011

Total net revenues increased $80.3 million in 2012 primarily as a result of volume growth of 17.5% across all regions and customer channels in our Clear Aligner segment and the inclusion of a full year of Scanner and CAD/CAM Services (SCCS) segment activity in 2012 compared to eight months in 2011.

Clear Aligner

Revenue from our Clear Aligner segment, increased by 14.4% due to increased case volumes across all products which resulted in an increase in net revenues of approximately $74.8 million offset by lower ASP, which decreased net revenues by approximately $16.1 million. Additionally, in the fourth quarter of 2012, we determined that the actual case refinement usage rate was lower than our estimate and, as a result, Invisalign revenue includes the release of $4.9 million of revenue previously deferred for case refinement (refer to Item 8 on this Form 10-K for further discussion).

North American revenue growth of 14.5% was driven by increased volumes of 16% in the Ortho Channel and GP channels due to higher utilization and an increased number of doctors submitting cases which resulted in an increase in net revenues of approximately $50.4 million. Lower ASP contributed $5.0 million to a decrease in net revenues as a result of increased discounting from our volume rebate program and a product mix shift towards our lower priced products.

International revenue growth of 11.9% was mainly due to volume increases of 22.6% across all products which resulted in an increase in net revenues of approximately $25.3 million. This increase was offset in part by lower ASP which resulted in a decrease in net revenues of approximately $12.0 million primarily due to higher discounts, unfavorable foreign exchange rates and a product mix shift towards distributor sales and lower priced products.

Invisalign non-case revenues, consisting of training fees and sales of ancillary products, were higher in 2012 compared to 2011 primarily due to increased sales of our Vivera product and training.

Scanner and CAD/CAM Services
Revenue from our Scanner and CAD/CAM Services segment, consisting of scanner and CAD/CAM services, increased by $15.3 million as a result of $18.2 million increase in North America revenue related to higher scanner volume from a full year of activity in 2012 compared to eight months in 2011. This is partially offset by a $2.9 million decrease in international revenue due to lower scanner volumes as a result of the termination of our exclusive distribution agreement with Straumann for iTero intra-oral scanners. The financial results of Cadent have been included in this segment since the acquisition date on April 29, 2011.

Cost of net revenues and gross profit (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
Clear Aligner
Cost of revenues	$129.8	$19.4	$110.6	$13.5	$97.1
% of net segment revenues	21.1%		21.4%		21.5%
Gross profit	$484.8	$78.8	$406.0	$51.3	$354.7
Gross margin %	78.9%		78.6%		78.5%
Scanners and CAD/CAM Services [1]
Cost of revenues	$32.3	$(0.7)	$33.0	$11.6	$21.4
% of net segment revenues	70.9%		75.9%		76.3%
Gross profit	$13.3	$2.9	$10.4	$3.9	$6.5
Gross margin %	29.1%		24.1%		23.7%
Total cost of revenues	$162.1	$18.5	$143.6	$25.1	$118.5
% of net revenues	24.6%		25.7%		24.7%
Gross profit	$498.1	$81.7	$416.4	$55.2	$361.2
Gross margin %	75.4%		74.3%		75.3%

[1]	The Scanners and CAD/CAM services segment was created as a result of our acquisition of Cadent on April 29, 2011 and the financial results for that segment reflect the activity since that date.

Cost of net revenues for our Clear Aligner and SCCS includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation expense.

Fiscal Year 2013 compared to Fiscal Year 2012

Clear Aligner

Gross margin improved slightly in 2013 compared to 2012 due to lower warranty costs as a result of reduced warranty claims corresponding with the change in our mid-course correction policy in June 2013. This gross margin improvement was partially offset by increased material costs, primarily related to our new SmartTrack material. In addition, we incurred higher inventory reserves for our prior aligner material which has been substantially replaced by our new SmartTrack aligner material.

Scanner and CAD/CAM Services

Gross margin increased in 2013 compared to 2012 primarily as a result of the release of revenue for amounts previously reserved in 2012 for the new 2.9 iTero scanner upgrade program which was completed in the first quarter of 2013. In addition, we had lower manufacturing costs as a result of the closure of our New Jersey facility, which was completed by October 2012, and a reduction in training costs; however, these savings were partially offset by higher third party labor service costs and lower manufacturing cost absorption.

Fiscal Year 2012 compared to Fiscal Year 2011

Clear Aligner

Gross margin remained fairly consistent in 2012 compared to 2011 largely benefiting from higher sales volume that resulted in a decrease in cost per case offset by lower ASP.

Scanner and CAD/CAM Services

Gross margin improved slightly in 2012 compared to 2011 primarily resulting from lower acquisition, integration, and exit costs partially offset by lower scanner ASP as well as higher training costs.
Sales and marketing (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
Sales and marketing	$180.0	$28.0	$152.0	$9.8	$142.2
% of net revenues	27.3%		27.1%		29.6%

Sales and marketing expense primarily includes sales force and marketing compensation costs including commissions and stock-based compensation expense, media and advertising, travel and expense related costs, clinical education, product marketing, expenses for trade shows and industry events and allocations of corporate overhead expenses including facilities, IT and human resource costs.

Sales and marketing expense increased in 2013 compared to 2012 due primarily to higher compensation costs of $16.4 million largely related to increased headcount, including additional employees as a result of the acquisition of our APAC distributor, higher sales commissions and stock-based compensation. In addition, we incurred higher advertising and media costs primarily related to network and television media campaigns.

Sales and marketing expense increased in 2012 compared to 2011 due primarily to higher compensation costs of approximately $5.0 million which was largely attributable to the inclusion of Cadent's headcount for the full twelve months of 2012 as compared to only eight months in 2011. We also incurred higher costs related to advertising and industry events of approximately $4.4 million.

General and administrative (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
General and administrative	$112.8	$13.5	$99.3	$7.7	$91.6
% of net revenues	17.1%		17.7%		19.1%

General and administrative expense primarily includes administrative personnel compensation costs including stock-based compensation expense, outside consulting services, legal expenses, depreciation and amortization expense, the medical device excise tax (which was effective January 1, 2013), and allocations of corporate overhead expenses including facilities, IT and human resource costs.

General and administrative expense for 2013 increased compared to 2012 primarily due to higher compensation related costs of $7.6 as a result of higher stock-based compensation expense and increased salaries. Additionally we incurred $7.1 million of medical device excise tax as a result of new tax regulations effective January 1, 2013. These costs were partially offset by lower outside legal expenses.

General and administrative expense for 2012 increased compared to 2011 largely due to higher legal and consulting fees of approximately $10.8 million related to ongoing litigation. We also incurred higher facility related expenses of approximately $2.5 million as a result of the inclusion of Cadent's operations for a full twelve months in 2012 compared to only eight months during 2011. Our compensation related costs were also higher by $2.1 million mainly due to our annual compensation adjustments and an increase in headcount. These costs were partially offset by lower consulting, accounting and legal fees of approximately $7.4 million that were directly related to the acquisition of Cadent in 2011 and lower amortization expense of approximately $2.1 million related to our non-compete agreements which were fully amortized in 2011.

Research and development (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
Research and development	$44.1	$1.2	$42.9	$5.7	$37.2
% of net revenues	6.7%		7.7%		7.7%

Research and development expense is expensed as incurred and includes the costs associated with the research and development of new products and enhancements to existing products. These costs primarily include compensation costs, including stock-based compensation expense, outside consulting expenses, costs associated with conducting clinical and pre-commercialization trials and testing, allocations of corporate overhead expenses including facilities, IT and human resource costs, equipment costs and depreciation and amortization expense.

Research and development expense increased slightly during 2013 compared to 2012 due to higher facilities related expenses primarily related to our Russia research and development facility and compensation costs offset in part by lower clinical and product innovation research program costs.

Research and development expense increased in 2012 compared to 2011 primarily due to compensation costs of approximately $5.5 million which was largely attributed to the inclusion of Cadent's headcount for the full twelve months of 2012 compared to only eight months in 2011.

Impairment of goodwill (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
Impairment of goodwill	$40.7	$4.1	$36.6	$36.6	$—
% of net revenues	6.2%		6.5%		—%

During the first quarter of 2013, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual tests due to changes in the competitive environment for intra-oral scanners which included announcements of new low-priced scanners targeted at orthodontist and GP dentist in North America. As a result, this caused us to lower our expectations for growth and profitability for our SCCS reporting unit that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. As a result of our analysis, we recorded a goodwill impairment charge of $40.7 million in the first quarter of 2013, none of which was deductible for tax purposes. Refer to Note 5 for details of the impairment analysis.

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

Impairment of long-lived assets (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
Impairment of long-lived assets	$26.3	$26.3	$—	$—	$—
% of net revenues	4.0%		—%		—%

The impairment of our long-lived assets in 2013 was the result of changes in the competitive environment for intra-oral scanners which included announcements of new low-priced scanners targeted at orthodontist and GP dentist in North America that caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that the carrying value of the long-lived assets was not recoverable and therefore recorded an impairment charge of $26.3 million. Refer to Note 5 for details of the impairment analysis.

Other income (expense), net (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
Other income (expense), net	$(1.1)	$0.2	$(1.3)	$(0.9)	$(0.4)
Other income (expense), net, includes interest income earned on cash and marketable securities balances, interest expense, foreign currency gains and losses and other miscellaneous income and charges.
Other income (expense), net, in 2013 increased slightly due to increased interest income earned on higher balances of cash, cash equivalents and investments offset slightly by higher foreign exchange losses.
Other income (expense), net, in 2012 decreased by $0.9 million compared to 2011 as a result of higher foreign exchange losses during 2012.

Provision for income taxes (in millions):

	Year Ended December 31,
	2013	Change	2012	Change	2011
Provision for income taxes	$28.8	$3.2	$25.6	$2.4	$23.2
Effective tax rates	31.0%		30.4%		25.8%

The effective tax rate was 31.0%, 30.4%, and 25.8%, in fiscal year 2013, 2012, and 2011, respectively.  Our effective tax rates in these fiscal years differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, partially offset by higher state income tax expense, the tax impact of certain stock-based compensation charges, unrecognized tax benefits, and the impairments of goodwill in fiscal year 2013 and 2012, which are not deductible for tax purposes.

As of December 31, 2013, approximately $186.4 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as permanently reinvested outside the U.S.  Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon.  We have sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings. We intend to use the undistributed earnings for local operating expansions and to meet local operating working capital needs. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we do not expect to realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2013 included historical operating profits and a projection of future income. As of December 31, 2013, we had a valuation allowance of approximately $35.1 million, mostly related to foreign net operating loss carryforward deferred tax assets because we cannot forecast sufficient future foreign source income to realize these deferred tax assets.  These net operating loss carryforwards will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized at some point in the future.

At December 31, 2013, we had federal net operating loss carryforwards of approximately $42.4 million, which, if not used, will begin to expire in 2026.  These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized.  Furthermore, we have California net operating loss carryforwards of approximately $56.7 million, which, if not used, will begin to expire in 2014.  At December 31, 2013, we had research credit carryforwards of approximately $5.9 million for federal purposes and $3.6 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire in 2020.  The California state credit can be carried forward indefinitely.
We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. We first determine whether it is more likely than not that a tax position will be sustained upon audit based on its technical merits. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

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

Liquidity and Capital Resources
We fund our operations from product sales and the proceeds from the sale of our common stock.  As of December 31, 2013, 2012 and 2011, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash and cash equivalents	$242,953	$306,386	$240,675
Short-term investments	127,040	28,485	7,395
Long-term investments	101,978	21,252	—
Total	$471,971	$356,123	$248,070
Cash flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash flow provided by (used in):
Operating activities	$185,976	$133,778	$130,469
Investing activities	(210,734)	(78,300)	(211,606)
Financing activities	(38,171)	10,205	27,241
Effects of exchange rate changes on cash and cash equivalents	(504)	28	(93)
Net increase (decrease) in cash and cash equivalents	$(63,433)	$65,711	$(53,989)
As of December 31, 2013, we had $472.0 million in cash, cash equivalents, and short-term and long-term marketable securities.  Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, U.S. government agency bonds, municipal bonds and asset-backed securities.
As of December 31, 2013, approximately $210.1 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries.  We have not provided additional U.S. income taxes or additional foreign withholding taxes on approximately $186.4 million of undistributed earnings from our foreign subsidiaries that are intended to be permanently reinvested outside the U.S.  Of the total undistributed foreign earnings, $176.8 million relates to Costa Rica.  In the event such earnings are repatriated to the U.S., the earnings would be subject to additional U.S. income taxes reduced by any foreign taxes paid.

Operating Activities

For the year ended December 31, 2013, cash flows from operations of $186.0 million resulted primarily from our net income of approximately $64.3 million as well as the following:
Significant non-cash activities

•	Impairment of goodwill related to our SCCS reporting unit was $40.7 million.

•	Impairment of long-lived assets related to our SCCS reporting unit was $26.3 million.

•	Excess tax benefits from our share-based compensation arrangements of $27.1 million.

•	Stock-based compensation was $26.4 million related to our equity incentive compensation granted to employees.

•	Depreciation and amortization of $16.8 million related to our fixed assets and acquired intangible assets.

•	Deferred taxes of $21.2 million primarily due to the utilization of deferred tax assets.

Significant changes in working capital

•	Accounts receivable increased by $12.0 million due to increases in net revenues, reducing our cash flow from operations.

•	Accrued and other long-term liabilities increased by $9.7 million due to compensation and bonuses accruals along with higher sales rebates increasing our cash flow from operating activities.

•
Deferred revenue increased by $14.9 million primarily due to higher product sales along with additional deferrals as a result of our mid-course correction policy change in June 2013, increasing our cash inflow from operating activities.

For the year ended December 31, 2012, cash flows from operations of $133.8 million resulted primarily from our net income of approximately $58.7 million as well as the following:
Significant non-cash activities

•	Impairment of goodwill related to our SCCS reporting unit was $36.6 million.

•	Stock-based compensation was $21.5 million related to our equity incentive compensation granted to employees.

•	Depreciation and amortization of $17.8 million related to our fixed assets and acquired intangible assets.

•	Deferred taxes of $17.8 million primarily due to the utilization of deferred tax assets.

•	Excess tax benefits from our share-based payments were $17.2 million.

Significant changes in working capital

•	Accounts receivable increased by $11.7 million due to the increase in revenues during 2012, reducing our cash flow from operating activities.

•
Inventories increased by $5.7 million which was primarily due to increased production volumes for our intra-oral scanner products in anticipation of the move to our new facility in Israel as well as procuring the new SmartTrack material for our clear aligners, increasing our cash flow from operating activities.

•	Prepaid expenses and other assets increased $3.9 million primarily due to the timing of software license and insurance policy renewals, increasing our cash flow from operations.

•	Accrued and other long-term liabilities increased by $2.9 million primarily due to higher deferred tax liabilities, decreasing our cash flow from operations.

•	Deferred revenue increased by $12.4 million primarily due to higher sales with deferred revenue components in 2012, increasing our cash flow from operations.
For the year ended December 31, 2011, cash flows from operations of $130.5 million resulted primarily from our net income of approximately $66.7 million and the following reasons:
Significant non-cash activities

•	Stock-based compensation of $19.1 million related to our equity incentive compensation granted to employees.

•
Other non-cash activities including depreciation and amortization, deferred taxes, allowances for doubtful accounts and returns, amortization of intangible assets, benefits from tax provision for our share-based payments, and loss on the retirement/disposal of our fixed assets of $14.5 million.

Significant changes in working capital

•
Accrued and other long-term liabilities increased by $37.1 million primarily due to the an increase of compensation and related employee benefits, income tax payable and other sales and marketing costs, decreasing our cash flow from operations.

•	Deferred revenue increased by $16.3 million primarily due to higher sales with deferred revenue components in 2011, increasing our cash flow from operations.

•	Accounts receivable increased by $24.1 million due to the increase in revenues during 2011, reducing our cash flow from operating activities.

•	Other working capital comprising of inventories, prepaid expenses and other assets, and accounts payable, resulted in a net decrease of $0.8 million, increasing our cash flow from operations.

Investing Activities

Net cash used in investing activities was $210.7 million for the year ended December 31, 2013, primarily consisted of our purchases of marketable securities of $303.9 million and property, plant and equipment purchases of $19.4 million. These uses were partially offset by $122.7 million of maturities and sales of our marketable securities along with $7.7 million for the acquisition of our Asia Pacific distributor in April 2013.

Net cash used in investing activities was $78.3 million for the year ended December 31, 2012, primarily consisted of our purchase of marketable securities of $67.5 million and property and equipment purchases of $38.3 million.  These costs were partially offset by maturities and sales of marketable securities of $25.2 million and the release of $2.5 million of funds related to unclaimed merger consideration for the acquisition of Cadent on April 29, 2011 included in Other Investing Activities.

Net cash used in investing activities was $211.6 million for the year ended December 31, 2011, primarily consisted of our cash paid for the acquisition of Cadent of approximately $187.6 million and approximately $30.4 million of property, plant, and equipment purchases.  We also had restricted cash of approximately $4.0 million which primarily represented funds we held as unclaimed merger consideration related to the acquisition of Cadent on April 29, 2011 included in Other Investing Activities. These costs were partially offset by maturities and sales of marketable securities and the proceeds from the sale of equipment of approximately $10.4 million.

Financing Activities

Net cash used by financing activities was $38.2 million for the year ended December 31, 2013 resulting from repurchases of our common stock of $95.1 million and $4.4 million of payroll taxes paid for our employees' vesting of restricted stock units through share withholdings, partially off-set by proceeds from issuance of common stock of $34.2 million and $27.1 million from excess tax benefit from our share-based compensation arrangements.

Net cash provided by financing activities was $10.2 million for the year ended December 31, 2012 resulting from approximately $42.3 million in proceeds from the issuance of our common stock and approximately $17.2 million from excess tax benefit from our share-based compensation arrangements.  These proceeds were partially offset by approximately $47.2 million common stock repurchases and $2.1 million of payroll taxes paid for our employees’ vesting of restricted stock units through share withholdings.

Net cash provided by financing activities was $27.2 million for the year ended December 31, 2011, primarily resulting from approximately $25.5 million in proceeds from the issuance of our common stock and approximately $11.4 million from excess tax benefit from our share-based arrangements.  These proceeds were partially offset by approximately $7.8 million common stock repurchases and $1.9 million of taxes paid for our employees’ vesting of restricted stock units through share withholdings.
Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity; however, in 2006, we began granting restricted stock units (“RSUs”) which, unlike stock options, do not generate cash from exercises.  As a result, we will likely generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because restricted stock units are taxable to the individuals when they vest, the number of shares we issue to each of our executive officers will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2013, 2012 and 2011, we paid $4.4 million, $2.1 million and $1.9 million, respectively, for taxes related to restricted stock units that vested during the periods for executive officers.
Stock Repurchase

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market.

During 2012, we repurchased approximately 1.7 million shares of common stock at an average price of $27.28 per share for an aggregate purchase price of approximately $47.2 million, including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $15.4 million and increased accumulated deficit by $31.8 million.  During 2013, we repurchased approximately 2.7 million shares of our common stock at an average price of $34.95 per share, including commissions, for an aggregate purchase price of approximately $95.1 million. The common stock repurchases reduced additional paid-in capital by approximately $24.5 million and increased accumulated deficit by $70.6 million.  All repurchased shares were retired.  No further authorization for repurchase remains outstanding as we completed the repurchases under this program as of December 31, 2013.

Contractual Obligations/Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2013 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating lease obligations	$28,273	$7,878	$14,171	$6,224	$—
Unconditional purchase obligations	12,807	12,807	—	—	—
Total contractual cash obligations	$41,080	$20,685	$14,171	$6,224	$—

Our contractual obligations table above excludes approximately $26.7 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2013.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

We had no off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2013.

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

Indemnification Provisions

In the normal course of business to facilitate transactions in our services and products, we indemnify customers, vendors, lessors, and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

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

Revenue Recognition

We measure and allocate revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standard Board (“FASB” )Emerging Issues Task Force.

Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of products/equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered product/equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, and on best estimated selling price (“BESP”) if neither VSOE or TPE exist.

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

•
BESP – The best estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE or TPE do not exist for all elements, we determine BESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices.  Adjustments for other market and Company-specific factors are made as deemed necessary in determining BESP.

Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.
Clear Aligner
We enter into arrangements (“treatment plans”) that involve multiple future product deliverables.  Invisalign Full, Invisalign Teen and Invisalign Assist include up to 3 optional case refinements. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position.  Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment.  Beginning June 15, 2013, Invisalign Full and Invisalign Teen also include up to three optional mid-course corrections. Mid-course correction is a treatment adjustment during active treatment if the case is not tracking to the original treatment plan or goals. Mid-course correction gives doctors the ability to "adjust course" based on the needs of the individual patient. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered any time throughout treatment.
We determined that our treatment plans, except Invisalign Assist with progress tracking, comprise the following deliverables which also represent separate units of accounting: single-batched aligners, case refinement mid-course correction and replacement aligners.   We allocate revenue for each treatment plan based on each unit's relative selling price based on BESP and recognize the revenue upon the delivery of each unit in the treatment plan. We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.
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
Prior to 2013, the Vivera Retainer included four shipments per year, and revenue was recognized ratably as each shipment occurred. In the first quarter of 2013, we consolidated Vivera Retainer product shipments down to one shipment per year.

Scanners and CAD/CAM Services
We recognize revenues from the sales of iTero intra-oral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services and OrthoCAD services such as OrthoCAD iRecord.  We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated.  When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies.  Scanner revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, installed and on-site training completed. For certain distributors who provide installation and training to the customer, we recognize scanner revenue when the intra-oral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.
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
 Stock-based Compensation Expense
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award.  We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return.  In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
Goodwill and finite-lived acquired intangible assets
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the reporting units based on relative synergies generated.
Our intangible assets primarily consist of intangible assets acquired as part of acquisitions and are amortized using the straight-line method over their estimated useful lives, reflecting the period in which the economic benefits of the assets are expected to be realized.
Impairment of goodwill, finite-lived acquired intangible assets and long-lived assets

Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or circumstances changes that suggest an impairment may exist and that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting unit is based on relative synergies generated as a result of an acquisition.

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, the first step of the two-step impairment test is performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill.

Step one of the goodwill impairment test consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit.  We determine the fair value of our reporting units based on the present value of estimated future cash flows under the income approach of the reporting units as well as various price or market multiples applied to the reporting unit's operating results along with the appropriate control premium under the marketing approach, both of which are classified as level 3 within the fair value hierarchy (as described in Note 2 in our consolidated financial statements).  If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill.  Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, caused us to lower our expectations for growth and profitability for our SCCS reporting unit. The impairment analysis performed for goodwill requires several estimates in computing the estimated fair value of a reporting unit. We use a discounted cash flow (“DCF”) approach to estimate the fair value of a reporting unit, utilizing harvest model, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. As a result, we determined that goodwill related only to our SCCS reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. Based on our analysis, there was no implied goodwill for the SCCS reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represented the entire goodwill balance in the SCCS reporting unit. There was no triggering event related to the Clear Aligner goodwill. Refer to Note 5 for details of the impairment analysis.

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2013, we performed the annual goodwill impairment testing using the qualitative approach discussed above and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Finite-lived intangible assets and long-lived assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate.  If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.  Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. We use a DCF approach to estimate the fair value of a reporting unit, utilizing harvest model, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach of a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of SCCS reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of SCCS’s trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of SCCS’s finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. We recorded a long-lived asset impairment in the quarter ended March 31, 2013 due to changes in the competitive environment for our intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America. There was no triggering event related to the Clear Aligner asset group. Refer to Note 5 for details of the impairment analysis.

Accounting for Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the applicable tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet.

We account for uncertainty in income taxes pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit based on its technical merits, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realized. The available positive evidence at December 31, 2013 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2013, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.
Accounting guidance for stock-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable.  Such unrecognized deferred tax benefits totaled $9.5 million as of December 31, 2013 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable. We follow the tax law ordering method to determine when excess tax benefits have been realized and consider only the direct impacts of awards when calculating the amount of windfalls or shortfalls.
As of December 31, 2013, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $186.4 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
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
Interest Rate Risk
Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities.   Our cash equivalents and investments are fixed-rate short-term and long-term securities.   Fixed-rate

securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of December 31, 2013, we had approximately $229.0 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
We do not have interest bearing liabilities as of December 31, 2013, and, therefore, we are not subject to risks from immediate interest rate increases.
Currency Rate Risk
We operate in North America, Europe, Asia-Pacific, Costa Rica and Israel.  As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future.   We sell our products in the local currency for the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their local currencies as discussed further below. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.  The impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results of Operations

	Three Months Ended
	2013				2012
	31-Dec	30-Sept	30-June	31-Mar	31-Dec	30-Sept	30-June	31-Mar
	(in thousands, except per share data ) (unaudited )
Net revenues [1]	$178,292	$164,506	$163,828	$153,580	$142,840	$136,496	$145,626	$135,079
Gross profit [2]	136,476	125,090	123,691	112,849	106,478	100,350	108,800	100,760
Income (loss) from operations [3]	52,923	41,464	37,901	(38,075)	17,071	4,503	36,012	28,006
Net income (loss) 3 4	42,422	34,537	29,320	(41,983)	9,559	(344)	28,492	20,984
Net income (loss) per share:
Basic	$0.53	$0.43	$0.36	$(0.52)	$0.12	$—	$0.35	$0.26
Diluted	$0.51	$0.42	$0.36	$(0.52)	$0.12	$—	$0.34	$0.26
Shares used in computing net income per share:
Basic	80,432	79,967	80,576	81,248	81,043	81,437	80,384	79,235
Diluted	82,438	81,848	82,149	81,248	82,981	81,437	82,954	81,856

[1]
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

[2]
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

[3]	Income (loss) from operations and net income (loss) included, net of taxes,:

•	$40.7 million and $26.3 million of goodwill and long-lived asset impairment, respectively, in March 2013.

•	Impairment of goodwill of $24.7 million for the quarter ended September 2012 and $11.9 million for the quarter ended December 2012.

•	Acquisition and integration related costs of $0.7 million for the quarter ended March 2012, $0.3 million for the quarter ended June 2012, and $0.2 million for the quarter ended September 2012.

•	Exit costs of $0.5 million for the quarter ended March 2012, $0.2 million for the quarter ended June 2012, and $0.1 million for the quarter ended September 2012.

[4]
In the fourth quarter of 2013, we recorded an out of period correction that resulted in decreases in cost of net revenues of approximately $1.3 million and operating expense of $1.5 million offset in part by an increase in the provision for income taxes of $0.6 million. The overall increase of $2.2 million in net income related to the out of period correction was not material to the consolidated financial statements for any quarter within 2012 or 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On April 30, 2013, we acquired ICA Holdings Pty Limited in a purchase business combination. We excluded the acquired business from management's annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In the aggregate, this business represented approximately 1% of our total consolidated assets and approximately 4% of our total consolidated net revenues as of and for the year ended December 31, 2013.

Based on its assessment , management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (1992) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer
February 28, 2014

/S/ DAVID L. WHITE
David L. White
Chief Financial Officer
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Align Technology, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.   In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.   Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.   Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.   Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audits also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audits provide a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Control over Financial Reporting, management has excluded ICA Holdings Pty Limited from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded ICA Holdings Pty Limited from our audit of internal control over financial reporting. ICA Holdings Pty Limited is a wholly-owned subsidiary whose total consolidated assets and total consolidated net revenues represent approximately 1% and approximately 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2014

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$660,206	$560,041	$479,741
Cost of net revenues	162,100	143,653	118,458
Gross profit	498,106	416,388	361,283
Operating expenses:
Sales and marketing	180,046	152,041	142,174
General and administrative	112,752	99,295	91,595
Research and development	44,083	42,869	37,154
Impairment of goodwill	40,693	36,591	—
Impairment of long lived assets	26,320	—	—
Total operating expenses	403,894	330,796	270,923
Income from operations	94,212	85,592	90,360
Other income (expense), net	(1,073)	(1,296)	(419)
Net income before provision for income taxes	93,139	84,296	89,941
Provision for income taxes	28,844	25,605	23,225
Net income	$64,295	$58,691	$66,716

Net income per share:
Basic	$0.80	$0.73	$0.86
Diluted	$0.78	$0.71	$0.83
Shares used in computing net income per share:
Basic	80,551	80,529	77,988
Diluted	82,589	83,040	80,294

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$64,295	$58,691	$66,716
Net change in cumulative translation adjustment	62	129	10
Change in unrealized gains (losses) on available-for sale securities, net of tax	29	28	(98)
Other comprehensive income (loss)	91	157	(88)
Comprehensive income	$64,386	$58,848	$66,628
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$242,953	$306,386
Marketable securities, short-term	127,040	28,485
Accounts receivable, net of allowance for doubtful accounts and returns of $1,733 and $3,167, respectively	113,250	98,992
Inventories	13,968	15,122
Prepaid expenses and other current assets	47,465	36,808
Total current assets	544,676	485,793
Marketable securities, long-term	101,978	21,252
Property, plant and equipment, net	75,743	79,191
Goodwill	61,623	99,236
Intangible assets, net	23,739	45,777
Deferred tax assets	15,766	21,609
Other assets	8,622	3,454
Total assets	$832,147	$756,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,718	$19,549
Accrued liabilities	80,345	74,247
Deferred revenues	77,275	61,975
Total current liabilities	175,338	155,771
Other long-term liabilities	22,839	19,224
Total liabilities	198,177	174,995
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,583 and 80,611 issued and outstanding at 2013 and 2012, respectively)	8	8
Additional paid-in capital	729,578	670,732
Accumulated other comprehensive income, net	294	203
Accumulated deficit	(95,910)	(89,626)
Total stockholders’ equity	633,970	581,317
Total liabilities and stockholders’ equity	$832,147	$756,312

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2010	76,390	$8	$555,851	$134	$(178,246)	$377,747
Net income	—	—	—	—	66,716	66,716
Net change in unrealized gain from available-for sale securities	—	—	—	10	—	10
Net change in cumulative translation adjustment	—	—	—	(98)	—	(98)
Issuance of common stock relating to employee equity compensation plans	2,708	—	25,501	—	—	25,501
Tax withholdings related to net share settlement of restricted stock units	—	—	(1,897)	—	—	(1,897)
Common stock repurchased and retired	(322)	—	(2,771)	—	(4,983)	(7,754)
Excess tax provision from share based payment arrangements	—	—	11,391	—	—	11,391
Stock based compensation	—	—	19,165	—	—	19,165
Balances at December 31, 2011	78,776	8	607,240	46	(116,513)	490,781
Net income	—	—	—	—	58,691	58,691
Net change in unrealized gain from available-for sale securities	—	—	—	28	—	28
Net change in cumulative translation adjustment	—	—	—	129	—	129
Issuance of common stock relating to employee equity compensation plans	3,565	—	42,327	—	—	42,327
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,106)	—	—	(2,106)
Common stock repurchased and retired	(1,730)	—	(15,399)	—	(31,804)	(47,203)
Excess tax benefit from share based payment arrangements	—	—	17,187	—	—	17,187
Stock based compensation	—	—	21,483	—	—	21,483
Balances at December 31, 2012	80,611	8	670,732	203	(89,626)	581,317
Net income	—	—	—	—	64,295	64,295
Net change in unrealized gain from available-for sale securities	—	—	—	29	—	29
Net change in cumulative translation adjustment	—	—	—	62	—	62
Issuance of common stock relating to employee equity compensation plans	2,694	—	34,196	—	—	34,196
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,363)	—	—	(4,363)
Common stock repurchased and retired	(2,722)	—	(24,528)	—	(70,579)	(95,107)
Excess tax benefit from share based payment arrangements	—	—	27,103	—	—	27,103
Stock based compensation	—	—	26,438	—	—	26,438
Balances at December 31, 2013	80,583	$8	$729,578	$294	$(95,910)	$633,970
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,295	$58,691	$66,716
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	21,204	17,783	5,842
Depreciation and amortization	13,887	13,440	12,112
Stock-based compensation	26,438	21,483	19,165
Amortization of intangibles	2,938	4,371	5,365
Excess tax benefit from share-based payment arrangements	(27,103)	(17,187)	(11,391)
Impairment of goodwill	40,693	36,591	—
Impairment of long-lived assets	26,320	—	—
Other non-cash expenses	4,142	4,517	2,572
Changes in assets and liabilities, excluding the effects of business combinations:
Accounts receivable	(11,981)	(11,666)	(24,147)
Inventories	1,158	(5,718)	(4,058)
Prepaid expenses and other assets	(392)	(3,853)	(2,681)
Accounts payable	(186)	(6)	7,535
Accrued and other long-term liabilities	9,662	2,943	37,105
Deferred revenues	14,901	12,389	16,334
Net cash provided by operating activities	185,976	133,778	130,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(7,652)	—	(187,588)
Purchase of property, plant and equipment	(19,412)	(38,333)	(30,404)
Purchase of marketable securities	(303,917)	(67,511)	—
Proceeds from maturities of marketable securities	90,917	24,901	8,915
Proceeds from sales of marketable securities	31,741	297	1,402
Other investing activities	(2,411)	2,346	(3,931)
Net cash used in investing activities	(210,734)	(78,300)	(211,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	34,196	42,327	25,501
Common stock repurchase	(95,107)	(47,203)	(7,754)
Excess tax benefit from share-based payment arrangements	27,103	17,187	11,391
Employees’ taxes paid upon the vesting of restricted stock units	(4,363)	(2,106)	(1,897)
Net cash (used in) provided by financing activities	(38,171)	10,205	27,241
Effect of foreign exchange rate changes on cash and cash equivalents	(504)	28	(93)
Net (decrease) increase in cash and cash equivalents	(63,433)	65,711	(53,989)
Cash and cash equivalents, beginning of year	306,386	240,675	294,664
Cash and cash equivalents, end of year	$242,953	$306,386	$240,675
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
Out of period adjustment

In 2013, we recorded an out of period correction that resulted in decreases in cost of net revenues of approximately $1.7 million and operating expense of $0.7 million offset in part by an increase in the provision for income taxes of $0.5 million. We do not believe the increase of $1.9 million to net income related to the out of period adjustment is material to the consolidated financial statements for the fiscal year ended December 31, 2013 or to any prior years' consolidated financial statements.
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
Level 1— Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2— Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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
Restricted cash
Our restricted cash balance as of December 31, 2013 was $4.0 million, included in Long Term Assets, and primarily consisted of funds reserved for legal requirements. The restricted cash balance as of December 31, 2012 was $1.6 million, included in Prepaid Expenses and Other Current Assets, and represented unclaimed merger consideration related to the acquisition of Cadent Holdings in April 2011.
Marketable securities
We invest primarily in money market funds, commercial paper, corporate bonds, U.S. dollar dominated foreign corporate bonds, U.S. government agencies and municipal bonds.
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
Foreign currency
For our international subsidiaries where the U.S. dollar is the functional currency, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Adjustments from translating certain European and Asia-Pacific subsidiaries’ financial statements from the local currency to the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheets.  This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period.  As of December 31, 2013 and 2012, there were no material amounts in accumulated other comprehensive income, net related to the translation of our foreign subsidiaries’ financial statements.
Our other international entities operate in a U.S. dollar functional currency environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S. dollar at current exchange rates except for non-monetary assets and liabilities which are remeasured at historical exchange rates.  Revenues and expenses are generally remeasured at an average exchange rate in effect during each period.  Gains or losses from foreign currency remeasurement are included in other income (expense).  For the year ended December 31, 2013 and 2012, foreign currency gains and losses were not significant.
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

Our cash and investments are held primarily by two financial institutions. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable.  We invest excess cash primarily in money market funds of major financial institutions, U.S. government agencies, U.S. dollar dominated foreign corporate bonds and domestic corporate bonds.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain securities in our investment portfolio correlates with the credit condition of the U.S. economy.  We provide credit to customers in the normal course of business.  Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed.  We maintain reserves for potential credit losses and such losses have been within management’s expectations.  No individual customer accounted for 10% or more of our accounts receivable at December 31, 2013 or 2012, or net revenues for the year ended December 31, 2013, 2012, or 2011.
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
We have manufacturing operations located outside the U.S.  We currently rely on our manufacturing facility in Costa Rica to prepare digital treatment plans using a sophisticated, internally developed computer-modeling program.  In addition, we manufacture our clear aligners and distribute our intra-oral scanners at our facility in Juarez, Mexico, and we produce our handheld scanner wand in Or Yehuda, Israel.  Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations such as hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability, particularly as a result of increased levels of violence in Juarez, Mexico and Israel; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences.  If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.
We purchase certain inventory from sole suppliers.  Additionally, we rely on a limited number of hardware manufacturers.  The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.
Inventories
Inventories are valued at the lower of cost or market, with cost computed using either standard cost (which approximates actual cost) or average and actual cost on a first-in-first-out basis.  Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
Property, plant and equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. We amortize leasehold improvements over the shorter of the remaining lease term of up to five years or the estimated useful lives of the assets. We depreciate buildings over periods up to 20 years.  Land is not depreciated.  Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use.  Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in operating expenses.  Maintenance and repairs are expensed as incurred.
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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of goodwill and long-lived assets

Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or circumstances changes that suggest an impairment may exist and that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting unit is based on relative synergies generated as a result of an acquisition.

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, the first step of the two-step impairment test is performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill.

Step one of the goodwill impairment test consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit.  We determine the fair value of our reporting units based on the present value of estimated future cash flows under the income approach of the reporting units as well as various price or market multiples applied to the reporting unit's operating results along with the appropriate control premium under the marketing approach, both of which are classified as level 3 within the fair value hierarchy (as described in Note 2 in our consolidated financial statements).  If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill.  Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists ("GP") in North America, caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that goodwill related only to our SCCS reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. There was no triggering event related to the Clear Aligner goodwill. Refer to Note 5 for details of the impairment analysis.

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2013, we performed the annual goodwill impairment testing using the qualitative approach discussed above and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Finite-lived intangible assets and long-lived assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate.  If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.  Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. We use a DCF approach, utilizing harvest model, to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach of a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of SCCS reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of SCCS’s trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of SCCS’s finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. We recorded a long-lived asset impairment in the quarter ended March 31, 2013 due to changes in the competitive environment for our intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America. There was no triggering event related to the Clear Aligner asset group. Refer to Note 5 for details of the impairment analysis.
There were no further triggering events in 2013 that would cause further impairments of our long-lived assets.
Development costs for internal use software
Costs relating to internal use software are accounted for in accordance with the provisions of accounting for the costs of computer software developed or obtained for internal use.  Capitalized software costs are amortized over the estimated useful life of three years.  Development costs for internal use software for the year ended December 31, 2013, 2012, or 2011 were not material.

Product Warranty
Clear Aligner
We warrant our Invisalign products against material defects until the Invisalign case is complete.  We accrue for warranty costs in cost of net revenues upon shipment of products.  The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on replacement costs.  Actual warranty costs could differ materially from the estimated amounts.  We regularly review the accrued balances and update these balances based on historical warranty cost trends.  As a result of our mid-course correction policy change in June 2013, we Have experienced a reduction in our warranty claims, which has decreased our warranty reserve.
Scanners and CAD/CAM Services
We warrant our intra-oral scanners for a period of one year, which include materials and labor.  We accrue for these warranty costs based on average historical repair costs.  An extended warranty may be purchased for additional fees.
Allowance for Doubtful Accounts and Returns
We maintain allowances for doubtful accounts, for customers that are not able to make payments, and for sales returns.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness, as well as historical sales returns as a percentage of revenue.  Actual write-offs have not materially differed from the estimated allowance.
Revenue Recognition
We measure and allocate revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standard Board (“FASB” )Emerging Issues Task Force.
Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of products/equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered product/equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price (“RSP”) of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, and on best estimated selling price (“BESP”) if neither VSOE or TPE exist.

•
VSOE – In most instances, products are sold separately in stand-alone arrangements.  Services are also sold separately through renewals of contracts with varying periods.  We determine VSOE based on its pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer,

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•
BESP – The best estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE or TPE do not exist for all elements, we determine BESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on its pricing practices.  Adjustments for other market and Company-specific factors are made as deemed necessary in determining BESP.

Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.
Clear Aligner
We enter into arrangements (“treatment plans”) that involve multiple future product deliverables.  Invisalign Full, Invisalign Teen and Invisalign Assist include up to 3 optional case refinements. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position.  Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment.  Beginning June 15, 2013, Invisalign Full and Invisalign Teen also include up to three optional mid-course corrections. Mid-course correction is a treatment adjustment during active treatment if the case is not tracking to the original treatment plan or goals. Mid-course correction gives doctors the ability to "adjust course' based on the needs of the individual patient. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered any time throughout treatment.
We determined that our treatment plans, except Invisalign Assist with progress tracking, comprise the following deliverables which also represent separate units of accounting: single-batched aligners, case refinement mid-course correction and replacement aligners.  We allocate revenue for each treatment plan based on each unit's relative selling price based on BESP and recognize the revenue upon the delivery of each unit in the treatment plan. We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.
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
Prior to 2013, the Vivera Retainer included four shipments per year, and revenue was recognized ratably as each shipment occurred. In the first quarter of 2013, we consolidated Vivera Retainer product shipments down to one shipment per year.
Scanners and CAD/CAM Services
We recognize revenues from the sales of iTero intra-oral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services and OrthoCAD services such as OrthoCAD iRecord.  We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated. When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies. Scanner revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, installed and on-site training completed.   For certain distributors who provide installation and training to the customer, we recognize scanner revenue when the intra-oral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Research and development
Research and development expense is expensed as incurred and includes the costs associated with the research and development of new products and enhancements to existing products. These costs primarily include compensation costs, including stock-based compensation expense, outside consulting expenses , costs associated with conducting clinical and pre-commercialization trial and testing, allocations of corporate overhead expenses including facilities, IT and human resource costs, equipment costs and depreciation and amortization.
Advertising costs
The cost of advertising and media is expensed as incurred.  For the years ended December 31, 2013, 2012 and 2011 advertising costs totaled $26.0 million, $23.6 million and $21.2 million, respectively.
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
Operating leases
We currently lease office spaces, automobiles and equipment under operating leases with original lease periods of up to 9 years.  Certain of these leases have free or escalating rent payment provisions and lease incentives provided by the landlord. We recognize rent expense under such leases on a straight-line basis over the term of the lease as certain leases have adjustments for market provisions.
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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We account for uncertainty in income taxes pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit based on its technical merits, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2013 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2013, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.
As of December 31, 2013, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $186.4 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
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
Stock-based compensation
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award.  We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Medical Device Excise Taxes

In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, we began to incur an excise tax on sales of medical devices in the U.S. We record the medical device excise tax in general and administrative expenses in the consolidated statement of operations. The medical excise tax expense was $7.1 million for the year ended December 31, 2013. Any future changes in the applicability of the medical device excise tax as it applies to us will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which it becomes probable and reasonably estimable.

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
Recent Accounting Pronouncements

In July 2013, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently assessing the impact of this ASU on our consolidated financial statements.
Note 2. Marketable Securities and Fair Value Measurements
As of December 31, 2013 and 2012, the estimated fair value of our short-term and long-term investments, classified as available for sale, are as follows (in thousands):
Short-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$54,318	$10	$—	$54,328
Corporate bonds	29,079	10	(4)	29,085
U.S. dollar dominated foreign corporate bonds	13,959	12	—	13,971
Municipal securities	7,006	11	(3)	7,014
U.S. government agency bonds	16,693	10	—	16,703
Asset-backed securities	5,937	2	—	5,939
Total Marketable Securities, Short-Term	$126,992	$55	$(7)	$127,040
Long-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$38,138	$1	$(21)	$38,118
Corporate bonds	23,308	14	(9)	23,313
U.S. dollar dominated foreign corporate bonds	19,485	27	(17)	19,495
U.S. government treasury bonds	6,916	3	—	6,919
Municipal securities	8,326	13	(8)	8,331
Asset-backed securities	5,800	4	(2)	5,802
Total Marketable Securities, Long-Term	$101,973	$62	$(57)	$101,978

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,646	$1	$—	$4,647
Corporate bonds	18,767	7	(4)	18,770
U.S. dollar dominated foreign corporate bonds	5,060	9	(1)	5,068
Total Marketable Securities, Short-Term	$28,473	$17	$(5)	$28,485
Long-term

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$16,132	$16	$(7)	$16,141
U.S. dollar dominated foreign corporate bonds	3,038	4	(1)	3,041
U.S. government agency bonds	2,069	1	—	2,070
Total Marketable Securities, Long-Term	$21,239	$21	$(8)	$21,252

For the years ended December 31, 2013 and 2012, realized losses were immaterial. Cash and cash equivalents were not included in the table above as the gross unrealized gains and losses were not material. We have no material short-term or long-term investments that have been in continuous unrealized loss positions for greater than twelve months as of December 31, 2013. Amounts reclassified to earnings from unrealized gain or losses were immaterial in 2013 and 2012.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds and asset-backed securities that have a maximum maturity of two years. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale.  The weighted average remaining duration of these securities was approximately 10 months as of December 31, 2013 and 2012.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of December 31, 2013 and 2012  (in thousands):

	December 31,	December 31,
	2013	2012
One year or less	$127,040	$28,485
One year through two years	101,978	21,252
	$229,018	$49,737
Fair Value Measurements
We measure the fair value of our cash equivalents and marketable securities as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We use the U.S. GAAP fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value:
Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 1 assets consist of money market funds and commercial paper.  We did not hold any Level 1 liabilities as of December 31, 2013 or 2012.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Our Level 2 assets consist of commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, U.S. government agency bonds, and our Israeli funds that are mainly invested in insurance policies. We obtain these fair values for level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.
We did not hold any Level 2 liabilities as of December 31, 2013 or 2012.
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
We did not hold any Level 3 assets or liabilities as of December 31, 2013 or 2012.
Non-Recurring Fair Value Measurements

During 2013, we recorded an impairment charge to our long-lived assets and goodwill of $26.3 million and $40.7 million, respectively, related to our Scanner and CAD/CAM Services ("SCCS") reporting unit as an event occurred and circumstances changed that led us to perform an impairment analysis prior to our annual test which required us to determine the fair value of the SCCS reporting unit (Refer to Note 5). These fair value measurements were calculated using unobservable inputs, using the income approach which is classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2013and 2012 (in thousands):

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$143,540	$143,540	$—
Commercial paper	15,398	—	15,398
Short-term investments:
Commercial paper	54,328	—	54,328
Corporate bonds	29,085	—	29,085
U.S. dollar denominated foreign corporate bonds	13,971	—	13,971
Municipal securities	7,014	—	7,014
U.S. government agency bonds	16,703	—	16,704
Asset-backed securities	5,939	—	5,938
Long-term investments:
Corporate bonds	23,313	—	23,313
U.S. government agency bonds	38,118	—	38,118
U.S. dollar denominated foreign corporate bonds	19,495	—	19,495
U.S. government treasury bonds	6,919	6,919	—
Municipal securities	8,331	—	8,331
Asset-backed securities	5,802	—	5,802
Long-term other assets:
Israeli funds	2,193	—	2,193
	$390,149	$150,459	$239,690

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$86,166	$86,166	$—
Commercial paper	950	—	950
Short-term investments:
Commercial paper	4,647	—	4,647
Corporate bonds	18,770	—	18,770
U.S. dollar denominated foreign corporate bonds	5,068	—	5,068
Long-term investments:
U.S. government agency bonds	2,070	—	2,070
Corporate bonds	16,141	—	16,141
U.S. dollar denominated foreign corporate bonds	3,041	—	3,041
Long-term other assets:
Israeli funds	2,218	—	2,218
	$139,071	$86,166	$52,905

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$5,172	$7,629
Work in process	4,241	3,889
Finished goods	4,555	3,604
Total Inventories	$13,968	$15,122

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Clinical and manufacturing equipment	$104,373	$83,821
Computer hardware	24,851	22,706
Computer software	21,286	20,346
Furniture and fixtures	7,275	6,808
Leasehold improvements	14,996	12,388
Building	1,868	1,868
Land	1,162	1,162
Construction in progress	5,438	16,027
Total	181,249	165,126
Less: Accumulated depreciation and amortization and impairment charges [1]	(105,506)	(85,935)
Total Property, plant and equipment, net	$75,743	$79,191

[1]
We recorded an impairment of our long-lived assets in 2013 which was a result of changes in the competitive environment for intra-oral scanners which included announcements of new low-priced scanners targeted at orthodontists and GPs in North America that caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that the carrying value of the long-lived assets was not recoverable and therefore recorded an impairment charge of $26.3 million, of which $7.0 million related to property and equipment. Refer to Note 5 for details of the impairment analysis.

As of December 31, 2013, construction in progress consisted primarily of costs for capital equipment to be placed in service in the next year.  Depreciation and amortization was $13.9 million, $13.4 million, and $12.1 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll and benefits	$43,029	$39,621
Accrued sales rebate	10,100	8,333
Accrued sales tax and value added tax	6,215	5,253
Accrued sales and marketing expenses	3,893	4,088
Accrued warranty	3,104	4,050
Accrued accounts payable	2,764	2,866
Accrued professional fees	1,892	2,349
Accrued income taxes	1,205	572
Other accrued liabilities	8,143	7,115
Total Accrued Liabilities	$80,345	$74,247

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

Warranty accrual as of December 31, 2013 and 2012 consists of the following activity (in thousands):

Warranty accrual, December 31, 2011	$3,177
Charged to cost of revenues	4,637
Actual warranty expenditures	(3,764)
Warranty accrual, December 31, 2012	4,050
Charged to cost of revenues	2,850
Actual warranty expenditures	(3,796)
Warranty accrual, December 31, 2013	$3,104

Note 4. Business Combinations

Cadent

On April 29, 2011, we completed the acquisition of Cadent for an aggregate cash purchase price of approximately $187.6 million, acquiring all of Cadent's outstanding common and preferred stock.   Cadent is a 3D digital scanning solution for orthodontics and dentistry.   We believe that the combination of Align’s and Cadent’s technologies and capabilities creates

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

greater growth opportunities for Align by bringing innovative new Invisalign treatment tools to customers and by extending the value of intra-oral scanning in dental practices.
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

Goodwill of $135.3 million represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of the goodwill is deductible for tax purposes. In connection with the acquisition, we allocated approximately $77.3 million of the goodwill from the Cadent acquisition to our Scanner and CAD/CAM Services ("SCCS") reporting unit and approximately $58.0 million to our Clear Aligner reporting unit based on the expected relative synergies generated by the acquisition. During the third quarter of 2012, we determined that goodwill for our SCCS reporting unit should be tested for impairment between annual impairment tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. We recorded a total impairment charge of $36.6 million for the SCCS for 2012 after finalizing step two of our analysis.  Further, during March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that goodwill related only to our SCCS reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. Based on our analysis, there was no implied goodwill for the SCCS reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represents the remaining goodwill balance in the SCCS reporting unit. All remaining goodwill from the Cadent acquisition as of December 31, 2013 is attributable to the Clear Aligner segment. See Note 5 for discussion of our goodwill impairment.

For the year ended December 31, 2013 and 2012, Cadent contributed net revenues of $45.6 million, $43.5 million, respectively, and gross profit of $13.3 million and $10.4 million respectively. During the period of May 2011 through December 2011, Cadent contributed net revenues of approximately $28.0 million and gross profit of approximately $6.5 million. Sales, marketing, development and administrative activities for our Clear Aligner and SCCS reporting units were integrated during the post-acquisition period, therefore the operating results below gross profit are not available.
The following table presents the results of Align and Cadent for the year ended December 31, 2011.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2011 or results that may occur in the future (in thousands):

Year Ended December 31,
2011
Net revenues	$492,468
Net income	$62,116

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ICA Holdings Pty Limited

On April 30, 2013, we completed the acquisition of ICA Holdings Pty Limited ("ICA") upon the expiration of the distribution agreement between certain subsidiaries of ICA and Align Technology B.V., for a total cash consideration of approximately $8.6 million, of which $7.4 million was attributed to assets acquired, $2.4 million in liabilities assumed and $3.6 million to goodwill. Goodwill as a result of this acquisition represents the excess of the purchase price over the fair value of the underlying net assets acquired and represents the knowledge and experience of the workforce in place.  None of this goodwill will be deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.

We believe that the transition from our distributor arrangement to a direct sales model as a result of the acquisition of ICA will increase our net revenues in the Asia Pacific region as we will experience higher average selling price(s) (“ASP”) as compared to our discounted ASP under the prior distribution agreement.

Pro forma results of operations for this acquisition have not been presented as it is not material to our results of operations, either individually or in aggregate, for the year ended December 31, 2013 or 2012 .

Note 5. Goodwill and Intangible Assets

Goodwill
The change in the carrying value of goodwill for the year ended December 31, 2013 by our reportable segments, which are also our reporting units, are as follows (in thousands):

	Clear Aligner	Scanners and CAD/CAM Services	Total
Balance as of December 31, 2011	$58,445	$76,938	$135,383
Adjustment to goodwill [1]	98	346	444
Impairment of goodwill	—	(36,591)	(36,591)
Balance as of December 31, 2012	58,543	40,693	99,236
Goodwill from ICA acquisition	3,558	—	3,558
Impairment of goodwill	—	(40,693)	(40,693)
Adjustments [2]	(478)	—	(478)
Balance as of December 31, 2013	$61,623	$—	$61,623

[1]
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

[2]	The adjustments to goodwill during 2013 were a result of foreign currency translation.
Impairment of Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or circumstances changes that suggest an impairment may exist and that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting unit is based on relative synergies generated as a result of an acquisition.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 Impairment

During the third quarter of 2012, we determined that the goodwill for our SCCS reporting unit should be tested for impairment between annual impairment tests since an event occurred/circumstances changed that would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. These indicators included the termination of an exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the termination of their non-exclusive distribution arrangement for iTero intra-oral scanners in North America, together with market conditions and business trends within the SCCS reporting unit. While we continued to expect revenue growth in our SCCS business, our expectations for future growth and profitability rates projected for the SCCS reporting unit were lower than our previous estimates primarily driven by overall lower than expected financial results.

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

2013 Impairment

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that goodwill related only to our SCCS reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our SCCS reporting unit below its carrying amount. There was no triggering event related to the Clear Aligner goodwill.

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

As a result of our step one analysis, we concluded that the fair value of the SCCS reporting unit was less than its carrying value; therefore, we proceeded to step two of the goodwill impairment analysis. Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment loss. We use a discounted cash flow (“DCF”) approach to estimate the fair value of a reporting unit, utilizing harvest model, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. Based on our analysis, there was no implied goodwill for the SCCS reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represents the remaining goodwill balance in the SCCS reporting unit. None of the goodwill impairment charge was deductible for tax purposes.

Annual Impairment Test

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2013, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.
Acquired Intangible Assets

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

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, that caused us to lower our expectations for growth and profitability for our SCCS reporting unit. As a result, we determined that the carrying value of the SCCS long-lived assets was not recoverable as compared to the value of the undiscounted cash flows of our revised projections for the asset group. In order to determine the impairment amount of our long-lived assets, we fair valued each key component of our long-lived assets within the asset group, which involved the use of significant estimates and assumptions including replacement costs, revenue growth rates, operating margins, and plant and equipment cost trends. We use a DCF approach, utilizing the harvest model, to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach of a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of SCCS reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of SCCS’s trademark was determined using a risk-adjusted DCF approach under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of SCCS’s finite-lived customer relationships was determined using a DCF approach under the multi-period excess earnings method. We determined our long-lived asset group within the SCCS reporting unit to be primarily finite-lived intangible assets, plant and equipment. Upon completion of this analysis, we recorded a total impairment charge of $26.3 million of which $19.3 million represented the impairment related to our SCCS intangible assets and $7.0 million related to plant and equipment. There was no triggering event related to the Clear Aligner asset group.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets arising either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2013	Accumulated Amortization	Impairment Charge	Net Carrying Value as of December 31, 2013
Trademarks	15	$7,100	$(1,100)	$(4,179)	$1,821
Existing technology	13	12,600	(2,236)	(4,328)	6,036
Customer relationships	11	33,500	(7,112)	(10,751)	15,637
Other	8	285	(40)	—	245
Total Intangible Assets		$53,485	$(10,488)	$(19,258)	$23,739

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2012	Accumulated Amortization	Net Carrying Value as of December 31, 2012
Trademarks	15	$7,100	$(895)	$6,205
Existing technology	13	12,600	(1,642)	10,958
Customer relationships	11	33,500	(5,002)	28,498
Other	8	125	(9)	116
Total Intangible Assets		$53,325	$(7,548)	$45,777

The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2013 is as follows (in thousands):

Fiscal Year
2014	$3,053
2015	2,600
2016	2,600
2017	2,600
2018	2,600
Thereafter	10,286
Total	$23,739

Note 6. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between April 23, 2012 and October 17, 2012 (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934.  Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorney's fees.  On December 9, 2013, the judge granted our motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint state the same claims as the first amended complaint. We filed a motion to dismiss the second amended complaint on February 7, 2014. Align intends to vigorously defend itself against these allegations.  Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align's current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorney's fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action discussed above. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

Note 7. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of December 31, 2013, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Commitments and Contingencies
Operating leases
We lease our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements that expire at various dates through 2022 and provide for pre-negotiated fixed rental rates during the terms of the lease. The terms of some of our leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for any rent expense incurred but not paid. Total rent expense was $7.3 million, $6.9 million and $6.1 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum future lease payments for non-cancelable leases as of December 31, 2013, are as follows (in thousands):

Fiscal Year	Operating leases
2014	$7,878
2015	7,463
2016	6,708
2017	4,316
2018	1,483
Thereafter	425
Total minimum lease payments	$28,273

Off-balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2013, we did not have any material indemnification claims that were probable or reasonably possible.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans

Our 2005 Incentive Plan, as amended, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, market stock units, stock appreciation rights, performance units and performance shares to employees, non-employee directors, and consultants.  Shares granted on or after May 16, 2013 as an award of restricted stock, restricted stock unit, market stock units, performance share or performance unit ("full value awards") are counted against the authorized share reserve as one and nine-tenths (1 9/10) shares for every one (1) share subject to the award, and any shares canceled that were counted as one and nine-tenths against the plan reserve will be returned at the same ratio.  Full value awards granted prior to May 16, 2013 were counted against the authorized share reserve as one and one half (1 1/2) share for every one (1) share subject to the award, and any shares canceled that were counted as one and one half against the plan reserve will be returned at this same ratio.

On May 16, 2013, the Stockholders approved an increase of 7,000,000 shares to the 2005 Incentive Plan (as amended) for a total reserve of 23,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

As of December 31, 2013, we have a total of 23,283,379 shares authorized and reserved, of which 9,119,512 shares are available for issuance. This includes 2,384,516 shares that have been transferred from the 2001 Stock Incentive Plan. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.
Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation related to all of our stock-based awards and employee stock purchases for the year ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Cost of net revenues	$2,565	$1,843	$1,818
Sales and marketing	7,093	5,581	5,495
General and administrative	13,261	10,361	9,096
Research and development	3,519	3,698	2,756
Total stock-based compensation	$26,438	$21,483	$19,165

Stock Options

Options are granted for terms not to exceed seven years and generally vest over four years with 25% vesting one year from the date of grant and 1/48th each month thereafter.  Activity for the year ended December 31, 2013, under the stock option plans are set forth below (in thousands, except years and per share amounts):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	3,276	15.21
Granted	—	—
Exercised	(1,863)	14.57
Cancelled or expired	(92)	15.35
Outstanding as of December 31, 2013	1,321	$16.08	3.61	$54,231
Vested and expected to vest at December 31, 2013	1,317	$16.06	3.61	$54,102
Exercisable at December 31, 2013	1,205	$15.65	3.59	$49,996

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.  This amount will fluctuate based on the fair market value of our stock.  The total intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $46.7 million, $50.9 million and $23.7 million, respectively.  The total fair value of the options vested during the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $5.0 million and $9.2 million, respectively.  There were no stock options granted in 2013.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Stock options [1]:
Expected term (in years)	—	—	4.4
Expected volatility	—%	—%	60.6%
Risk-free interest rate	—%	—%	1.7%
Expected dividends	—	—	—
Weighted average fair value at grant date	$—	$—	$10.87

1     There were no stock options granted in 2013 or 2012.

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

As of December 31, 2013, there was $1.3 million, net of estimated forfeitures, of total unamortized compensation costs related to stock options and these costs are expected to be recognized over a weighted average period of 0.9 years.  For the year ended December 31, 2013, the total recognized tax effect from exercised options was $0.9 million.

Restricted Stock Units

The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2013, is as follows (in thousands, except years and per share amounts):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares Underlying RSUs	Average Grant Date Fair Value Price per Share	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2012	1,500	$23.95
Granted	1,289	36.38
Vested and released	(573)	22.90
Forfeited	(172)	26.37
Nonvested as of December 31, 2013	2,044	$31.88	1.44	$116,818

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2013 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released on December 31, 2013.  This amount will fluctuate based on the fair market value of our stock.  During 2013, of the 572,815 shares vested and released, approximately 80,435 vested shares were withheld for executive RSUs minimum statutory tax obligations, resulting in a net issuance of 492,380 shares. Total payments to tax authorities for payroll taxes related to RSUs, including market-performance based restricted stock units, that vested during the period for executive officers were $4.4 million, $2.1 million and $1.9 million in 2013, 2012 and 2011, respectively, reflected as a financing activity in the Consolidated Statements of Cash Flows.

The total intrinsic value of RSUs vested and released during 2013, 2012 and 2011 was $20.3 million, $12.5 million and $8.9 million, respectively. The total fair value RSUs vested during the years ended December 31, 2013, 2012, and 2011 was $13.2 million, $7.8 million, and $5.8 million, respectively.  As of December 31, 2013, there was $46.9 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs, and these costs are expected to be recognized over a weighted average period of 2.6 years.

On an annual basis, we grant market-performance based restricted stock units (“MSUs”) to our executive officers.  Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan.  The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSUs initially granted.

The following table summarizes the MSU performance as of December 31, 2013:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Remaining Vesting Period (in years )	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2012	266
Granted	225
Vested and released	(96)
Forfeited	(88)
Nonvested as of December 31, 2013	307	1.57	$17,556

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2013 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs been vested and released on December 31, 2013.  This amount will fluctuate based on the fair market value of our stock.  During 2013, of the 95,502 shares vested and released, approximately 45,119 vested shares were withheld for executive MSU tax payments, resulting in a net issuance of 50,383 shares.

The total intrinsic value of MSUs vested and released during 2013 was $3.2 million. The total fair value MSUs vested during the years ended December 31, 2013 was $1.5 million.   As of December 31, 2013, we expect to recognize $5.8 million of total unamortized compensation cost, net of estimated forfeitures, related to MSU over a weighted average period of 1.6 years.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions.  The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	3	3	3
Expected volatility	47.0%	54.0%	58.4%
Risk-free interest rate	0.4%	0.4%	1.3%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$35.49	$29.45	$22.12

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), replacing our 2001 Employee Stock Purchase Plan, which consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period.  Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower.  The 2010 Purchase Plan will continue until terminated by either the Board or its administrator.  The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares.  During the year ended December 31, 2013, 2012 and 2011, we issued 288,675, 336,382, and 482,542 shares, respectively, at average prices of $21.96, $17.98, and $10.63, respectively.  As of December 31, 2013, 1,611,170 shares remain available for future issuance.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2013	2012	2011
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2	1.5
Expected volatility	44.9%	49.7%	43.2%
Risk-free interest rate	0.2%	0.2%	0.4%
Expected dividends	—	—	—
Weighted average fair value at grant date	$11.69	$11.10	$7.29
We recognized stock-based compensation expense of $3.4 million, $2.0 million and $3.1 million related to our employee stock purchase plans for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $1.9 million of total unamortized compensation costs related to employee stock purchases.  These costs are expected to be recognized over a weighted average period of 0.6 years.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2012, we repurchased approximately 1.7 million shares of common stock at an average price of $27.28 per share for an aggregate purchase price of approximately $47.2 million, including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $15.4 million and increased accumulated deficit by $31.8 million.  During 2013, we repurchased approximately 2.7 million shares of our common stock at an average price of $34.95 per share, including commissions, for an aggregate purchase price of approximately $95.1 million. The common stock retirements reduced additional paid-in capital by approximately $24.5 million and increased accumulated deficit by $70.6 million.  All repurchased shares were retired.  No further authorization for repurchases remains outstanding as we completed the repurchases under this program as of December 31, 2013.

Note 11. Employee Benefit Plans

401(k) Plan

In January 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees.  This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis.  In 2009, our Board of Directors authorized us to match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010.  We contributed approximately $2.1 million, $1.9 million and $1.8 million to the 401(k) plan during 2013, 2012 and 2011, respectively.

Israeli Funds

Under the Israeli severance fund law, we are required to make payments to dismissed employees and employees leaving employment in certain circumstances.  The funding is calculated based on the salary of the employee multiplied by the number of years of employment as of the applicable balance sheet date.  Our Israeli employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof.  We fund the liability through monthly deposits into funds, and the values of these contributions are recorded in other long-term current assets.

As of December 31, 2013 and 2012, the accrued funds liability was approximately $2.4 million and $2.7 million, respectively.

Note 12. Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Domestic	$31,993	$32,341	$52,184
Foreign	61,146	51,955	37,757
Total Income before provision for income taxes	$93,139	$84,296	$89,941

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal
Current	$26	$—	$65
Deferred	24,262	22,382	21,026
	24,288	22,382	21,091
State
Current	1,235	438	224
Deferred	1,158	1,486	1,394
	2,393	1,924	1,618
Foreign
Current	3,113	1,173	1,263
Deferred	(950)	126	(747)
	2,163	1,299	516
Provision for income taxes	$28,844	$25,605	$23,225
The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate were as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal tax benefit	2.54	2.36	1.58
Impact of differences in foreign tax rates	(20.41)	(20.00)	(14.99)
Goodwill Impairment	15.29	15.19	—
Stock-based compensation	0.47	(1.15)	1.67
Non-deductible transaction fees	—	—	1.29
Valuation allowance release	—	—	(0.14)
Other items not individually material	(1.92)	(1.02)	1.41
	30.97%	30.38%	25.82%
As of December 31, 2013, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $186.4 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes and foreign withholding taxes, net of related foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain tax incentives, which were previously granted in 2002.  The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax.  In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica.  If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2013.  As a result of these incentives, income taxes were reduced by $27.7 million, $21.8 million, and $15.4 million in 2013, 2012, and 2011, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.34, $0.26, $0.19 in 2013, 2012 and 2011, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013 and December 31, 2012, the significant components of our deferred tax assets and liabilities were (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss and capital loss carryforwards	$39,978	$37,183
Credit carryforwards	9,362	8,806
Reserves and accruals	26,729	19,703
Translation gains	48	43
Stock-based compensation	9,100	9,908
	85,217	75,643
Deferred tax liabilities:
Prepaid expenses	557	345
Depreciation and amortization	5,320	9,903
	5,877	10,248
Net deferred tax assets before valuation allowance	79,340	65,395
Valuation allowance	(35,108)	(27,056)
Net deferred tax assets	$44,232	$38,339

We assess the likelihood that we will be able to realize our deferred tax assets.  We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.   If it is more likely than not that we do not expect to realize our deferred tax assets, we will increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable.  As of December 31, 2013, we believed, except for the items noted in the subsequent paragraph, that it was more likely than not that the amount of deferred tax assets recorded on the balance sheet will be realized.
The $35.1 million total valuation allowance provided against our deferred tax assets at December 31, 2013 relates primarily to foreign net operating loss carryforwards.  The valuation allowance increased by a net $8.0 million, due to a $9.8 million increase related to foreign net operating loss carryforwards, offset by a decrease of $1.8 million due to the statute of limitations having lapsed with respect to certain operating loss carryforward deferred tax assets.
At December 31, 2013, we had net operating loss carryforwards of approximately $42.4 million for federal purposes and $56.7 million for California state tax purposes. If not utilized, these carryforwards will begin to expire in 2026 for federal purposes and 2014 for California purposes.  In addition, we had foreign net operating loss carryforwards of approximately $36.7 million, which, if not utilized will expire beginning in 2014.
Our net operating loss carryforwards associated with the exercise of employee stock options totaled $25.2 million as of December 31, 2013. Our income taxes payable for federal purposes have been reduced by the tax benefits associated with the exercise of employee stock options during the fiscal year, and utilization of net operating loss carryover applicable to stock options. The benefits applicable to stock options were credited directly to stockholders’ equity when realized. We follow the tax law ordering method to determine when excess tax benefits have been realized and consider only the direct impacts of awards when calculating the amount of windfalls or shortfalls.

We have research credit carryforwards of approximately $5.9 million for federal purposes and $3.6 million for California state tax purposes.  If not utilized, the federal credit carryforwards will begin to expire in 2020.  The California state credit can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for fiscal year ended December 31, 2013, 2012, and 2011, is as follows (in thousands):

Unrecognized tax benefit as of December 31, 2011	$15,472
Tax positions related to current year:
Additions for uncertain tax positions	5,087
Tax positions related to prior year:
Additions for uncertain tax positions	80
Unrecognized tax benefit as of December 31, 2012	20,639
Tax positions related to current year:
Additions for uncertain tax positions	6,110
Tax positions related to prior year:
Decreases for uncertain tax positions	(81)
Unrecognized tax benefit as of December 31, 2013	$26,668
We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. We first determine whether it is more likely than not that a tax position will be sustained upon audit based on its technical merits. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.
During fiscal year 2013, the amount of gross unrecognized tax benefits increased by $6.0 million.  The total amount of unrecognized tax benefits was $26.7 million as of December 31, 2013, all of which would impact our effective tax rate if recognized.  We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The penalties and interest accrued as of December 31, 2013 and 2012 are immaterial. We do not expect any significant changes to the amount of unrecognized tax benefits within the next twelve months.
We are subject to taxation and audits in the U.S. and various states and foreign jurisdictions.  All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position.  With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$64,295	$58,691	$66,716
Denominator:
Weighted-average common shares outstanding, basic	80,551	80,529	77,988
Dilutive effect of potential common stock	2,038	2,511	2,306
Total shares, diluted	82,589	83,040	80,294
Net income per share, basic	$0.80	$0.73	$0.86
Net income per share, diluted	$0.78	$0.71	$0.83
For the years ended December 31, 2013, 2012 and 2011 stock options, RSUs, MSUs and our employee stock purchase plan totaling 0.1 million, 0.1 million and 1.6 million, respectively, were excluded from diluted net income per share because of their anti-dilutive effect.
Note 14. Supplemental Cash Flow Information
The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Taxes paid	$4,125	$2,825	$1,953
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$2,308	$940	$1,611
Unclaimed merger consideration liability	$—	$1,575	$—

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

•
Our SCCS segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models.  This segment includes our iTero scanner and OrthoCAD services and was the result of our acquisition of Cadent on April 29, 2011.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Year Ended December 31,
Net Revenues	2013	2012	2011
Clear Aligner
Invisalign Full	$382,054	$338,600	$302,391
Invisalign Express/Lite	72,418	51,486	42,509
Invisalign Teen	84,850	67,127	54,529
Invisalign Assist	30,603	28,705	27,527
Invisalign non-case revenues	44,724	30,663	24,757

SCCS
Scanners	23,698	20,059	13,383
CAD/CAM Services	21,859	23,401	14,645
Total net revenues	$660,206	$560,041	$479,741

Gross Profit
Clear Aligner	$484,835	$405,970	$354,700
SCCS	13,271	10,418	6,583
Total gross profit	$498,106	$416,388	$361,283

Geographical Information
Net revenues and long-lived assets are presented below by geographic area (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Net revenues [1]:
United States	$491,410	$427,929	$359,936
the Netherlands	127,769	105,942	97,910
Other international	41,027	26,170	21,895
Total net revenues	$660,206	$560,041	$479,741

	As of December 31,
	2013	2012	2011
Long-lived assets [2]:
United States	$61,439	$60,098	$43,868
Mexico	6,291	6,473	4,673
the Netherlands	1,630	1,383	343
Other international	6,383	11,237	5,081
Total long-lived assets	$75,743	$79,191	$53,965

[1]	Net revenues are attributed to countries based on location of where revenue is recognized.

[2]	Long-lived assets are attributed to countries based on entity that owns the assets.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Exit Activities

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
During 2012, we incurred approximately $0.8 million in exit costs of which approximately $0.5 million were recorded in our cost of revenue and $0.3 million in operating expenses. There were no exit costs in 2013.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management's annual report on internal control over financial reporting.
See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan, the 2001 Stock Incentive Plan and the 2005 Incentive Plan, each as amended, and certain individual arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	3,672,100	(1)(2)	$15.65	9,119,512	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	3,672,100		$15.65	9,119,512

(1)
This number reflects the number of securities to be issued upon exercise of outstanding options and restricted stock units under the 1997 Equity Incentive Plan, the 2001 Stock Incentive Plan, and the 2005 Incentive Plan.  2,351,493 restricted stock units, including 307,250 market-performance based restricted stock units at target, are included in this number which have an exercise price of zero.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write offs	Charged to Other Accounts [1]	Reclass from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and returns:
Year ended December 31, 2011	$1,247	$2,571	$(2,316)	$—	$(2)	$1,500
Year ended December 31, 2012	$1,500	$4,417	$(2,735)	$—	$(15)	$3,167
Year ended December 31, 2013	$3,167	$2,116	$(3,550)	$—	$—	$1,733
Valuation Allowance for deferred tax assets:
Year ended December 31, 2011	$6,079	$(680)	$—	$14,825	$—	$20,224
Year ended December 31, 2012	$20,224	$8,507	$(1,675)	$—	$—	$27,056
Year ended December 31, 2013	$27,056	$9,806	$(1,754)	$—	$—	$35,108

[1]
For the year ended December 31, 2011, we increased the valuation allowance in connection with acquired deferred tax assets and non-U.S. net operating losses, which resulted in a corresponding increase to goodwill, related to the Cadent acquisition.

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan.	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.6†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011	Form 8-K	5/25/2010	10.1
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO)	Form 10-Q	5/8/2008	10.2
10.13	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.1
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant	Form 10-Q	5/13/2003	10.36
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008	Form 8-K	6/26/2008	10.1
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.1
10.18	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation	Form 10-Q	11/5/2009	10.2
10.19††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.3
10.20†	Summary of 2013 Incentive Awards for Named Executive Officers.	Form 8-K	2/8/2014
10.21†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.22†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.23†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.24	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	4/1/2011	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.25	Credit Agreement dated March 22, 2013 between Align Technology, Inc. and Wells Fargo Bank, National Association	Form 8-K	3/27/2013	10.1
10.26	Transition Agreement dated March 4, 2013 between Align Technology, Inc. and Kenneth B. Arola	Form 10-Q	5/3/2013	10.1
10.27	Offer Letter dated June 12, 2013 between Align Technology, Inc. and David L. White	Form 8-K	7/18/2013	10.1
10.28	Employment Agreement between Align Technology, Inc. and David L. White	Form 8-K	8/5/2013	10.1
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

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

Signature	Title	Date

/S/ THOMAS M. PRESCOTT Thomas M. Prescott	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/S/ DAVID L.WHITE David L. White	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014

/S/ DAVID E. COLLINS David E. Collins	Director	February 28, 2014

/S/ JOSEPH LACOB Joseph Lacob	Director	February 28, 2014

/S/ C. RAYMOND LARKIN C. Raymond Larkin	Director	February 28, 2014

/S/ GEORGE J. MORROW George J. Morrow	Director	February 28, 2014

/S/ DAVID C. NAGEL David C. Nagel	Director	February 28, 2014

/S/ ANDREA L. SAIA Andrea L. Saia	Director	February 28, 2014

/S/ GREG J. SANTORA Greg J. Santora	Director	February 28, 2014

/S/ WARREN S. THALER Warren S. Thaler	Director	February 28, 2014

Exhibit Index

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.6†	Amended and restated 2005 Incentive Plan (as amended May 16, 2013)	DEF 14A	4/18/2013	Exhibit B
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO)	Form 10-Q	5/8/2008	10.2
10.13	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.1
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant	Form 10-Q	5/13/2003	10.36
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008	Form 8-K	6/26/2008	10.1
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17	Settlement Agreement dated as if August 16, 2009 between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.1
10.18	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation	Form 10-Q	11/5/2009	10.2
10.19††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.3

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.20†	Summary of 2013 Incentive Awards for Named Executive Officers.	Form 8-K	2/8/2014
10.21†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.22†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.23†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.24	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	4/1/2011	10.1
10.25	Credit Agreement dated March 22, 2013 between Align Technology, Inc. and Wells Fargo Bank, National Association	Form 8-K	3/27/2013	10.1
10.26	Transition Agreement dated March 4, 2013 between Align Technology, Inc. and Kenneth B. Arola	Form 10-Q	5/3/2013	10.1
10.27	Offer Letter dated June 12, 2013 between Align Technology, Inc. and David White	Form 8-K	7/18/2013	10.1
10.28	Employment Agreement between Align Technology, Inc. and David L. White	Form 8-K	8/5/2013	10.1
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.