Form 10-Q
period 2014-03-31
ALIGN TECHNOLOGY INC
filed 2014-05-01
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 25, 2014 was 81,635,404.

ALIGN TECHNOLOGY, INC.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenues	$180,646	$153,580
Cost of net revenues	43,395	40,731
Gross profit	137,251	112,849
Operating expenses:
Sales and marketing	52,888	42,281
General and administrative	29,179	30,348
Research and development	13,380	11,282
Impairment of goodwill	—	40,693
Impairment of long-lived assets	—	26,320
Total operating expenses	95,447	150,924
Operating profit (loss)	41,804	(38,075)
Interest and other income (expenses), net	601	(988)
Net income (loss) before provision for income taxes	42,405	(39,063)
Provision for income taxes	9,961	2,920
Net income (loss)	$32,444	$(41,983)

Net income (loss) per share:
Basic	$0.40	$(0.52)
Diluted	$0.39	$(0.52)
Shares used in computing net income (loss) per share:
Basic	81,120	81,248
Diluted	82,817	81,248
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$32,444	$(41,983)
Net change in cumulative translation adjustment	106	(55)
Change in unrealized gains on available-for-sale securities, net of tax	42	3
Other comprehensive income (loss)	148	(52)
Comprehensive income (loss)	$32,592	$(42,035)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,766	$242,953
Marketable securities, short-term	183,677	127,040
Accounts receivable, net of allowances for doubtful accounts and returns of $1,798 and $1,733, respectively	126,183	113,250
Inventories	15,840	13,968
Prepaid expenses and other current assets	43,711	47,465
Total current assets	552,177	544,676
Marketable securities, long-term	138,929	101,978
Property, plant and equipment, net	79,093	75,743
Goodwill and intangible assets, net	84,388	85,362
Deferred tax assets	22,739	15,766
Other assets	8,315	8,622
Total assets	$885,641	$832,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,506	$17,718
Accrued liabilities	71,349	80,345
Deferred revenues	81,000	77,275
Total current liabilities	170,855	175,338
Other long-term liabilities	18,033	22,839
Total liabilities	188,888	198,177
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 81,632 and 80,583 issued and outstanding at 2014 and 2013, respectively)	8	8
Additional paid-in capital	759,768	729,578
Accumulated other comprehensive income	442	294
Accumulated deficit	(63,465)	(95,910)
Total stockholders’ equity	696,753	633,970
Total liabilities and stockholders’ equity	$885,641	$832,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,444	$(41,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	12,769	931
Depreciation and amortization	4,776	4,944
Stock-based compensation	9,132	6,410
Excess tax benefit from share-based payment arrangements	(13,568)	(7,739)
Impairment of goodwill	—	40,693
Impairment of long-lived assets	—	26,320
Other non-cash operating activities	1,977	(444)
Changes in assets and liabilities:
Accounts receivable	(13,939)	(10,002)
Inventories	(1,870)	(320)
Prepaid expenses and other assets	(1,790)	(586)
Accounts payable	265	1,611
Accrued and other long-term liabilities	(15,286)	(7,941)
Deferred revenues	3,083	(1,476)
Net cash provided by operating activities	17,993	10,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,996)	(5,608)
Purchase of marketable securities	(157,919)	(3,282)
Proceeds from maturities of marketable securities	53,137	4,366
Proceeds from sales of marketable securities	10,564	—
Other investing activities	(133)	1,079
Net cash used in investing activities	(99,347)	(3,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,946	13,268
Common stock repurchases	—	(2,438)
Excess tax benefit from share-based payment arrangements	13,568	7,739
Employees’ taxes paid upon the vesting of restricted stock units	(4,453)	(3,141)
Other financing activities	—	(5)
Net cash provided by financing activities	21,061	15,423
Effect of foreign exchange rate changes on cash and cash equivalents	106	(37)
Net (decrease) increase in cash and cash equivalents	(60,187)	22,359
Cash and cash equivalents, beginning of the period	242,953	306,386
Cash and cash equivalents, end of the period	$182,766	$328,745
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three months ended March 31, 2014 and 2013, our comprehensive income (loss) for the three months ended March 31, 2014 and 2013, our financial position as of March 31, 2014 and our cash flows for the three months ended March 31, 2014 and 2013. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the December 31, 2013 audited financial statements. Net revenues by geographic area for prior period amounts in Note 12 have been reclassified to conform with the current period presentation. These reclassifications had no impact on our financial position for the three months ended March 31, 2014 and 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard in the first quarter of 2014 had the effect of reducing our accruals for uncertain tax positions by $8.4 million, with an offsetting reduction in our long term deferred tax assets, but had no effect on net income.

Note 2. Marketable Securities and Fair Value Measurements

As of March 31, 2014 and December 31, 2013, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$67,332	$10	$(1)	$67,341
Corporate bonds	59,282	42	(14)	59,310
U.S. government agency bonds	22,794	17	(6)	22,805
Asset-backed securities	13,934	8	(1)	13,941
Municipal securities	9,613	13	—	9,626
U.S. dollar dominated foreign corporate bonds	8,102	8	(2)	8,108
U.S. government treasury bonds	2,546	—	—	2,546
Total Marketable Securities, Short-Term	$183,603	$98	$(24)	$183,677

Long-term

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$45,844	$41	$(49)	$45,836
U.S. government agency bonds	31,077	11	(4)	31,084
Asset-backed securities	20,501	5	(5)	20,501
U.S. government treasury bonds	20,598	15	(1)	20,612
U.S. dollar dominated foreign corporate bonds	13,783	2	(17)	13,768
Municipal securities	7,114	15	(1)	7,128
Total Marketable Securities, Long-Term	$138,917	$89	$(77)	$138,929

Short-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$29,079	$10	$(4)	$29,085
Commercial paper	54,318	10	—	54,328
U.S. government agency bonds	16,693	10	—	16,703
U.S. dollar dominated foreign corporate bonds	13,959	12	—	13,971
Municipal securities	7,006	11	(3)	7,014
Asset-backed securities	5,937	2	—	5,939
Total Marketable Securities, Short-Term	$126,992	$55	$(7)	$127,040
Long-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$38,138	$1	$(21)	$38,118
Corporate bonds	23,308	14	(9)	23,313
U.S. dollar dominated foreign corporate bonds	19,485	27	(17)	19,495
Municipal securities	8,326	13	(8)	8,331
U.S. government treasury bonds	6,916	3	—	6,919
Asset-backed securities	5,800	4	(2)	5,802
Total Marketable Securities, Long-Term	$101,973	$62	$(57)	$101,978

 For the three months ended March 31, 2014 and 2013, realized gains were immaterial. Unrealized gains and losses for our available for sale securities as of March 31, 2014 and December 31, 2013 were also immaterial. Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of March 31, 2014 and December 31, 2013. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three months ended March 31, 2014 and 2013.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds and asset-backed securities that have a maximum maturity of two years. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 11 months and 10 months as of March 31, 2014 and December 31, 2013, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Due in one year or less	$183,677	$127,040
Due in one year to 27 months	138,929	101,978
Total available for sale short-term and long-term marketable securities	$322,606	$229,018

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of March 31, 2014 or December 31, 2013.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, U.S. dollar dominated foreign corporate bonds, U.S. government agency bonds, municipal securities, asset-backed securities, U.S. government treasury bonds and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for Level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.

We did not hold any Level 2 liabilities as of March 31, 2014 or December 31, 2013.

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

We did not hold any Level 3 assets or liabilities as of March 31, 2014 or December 31, 2013.
Non-Recurring Fair Value Measurements

During the three months ended March 31, 2013, we recorded an impairment charge to our long-lived assets and goodwill of $26.3 million and $40.7 million, respectively, related to our Scanner and Services ("Scanner") reporting unit, formerly referred to as Scanner and CAD/CAM Services ("SCCS"), as an event occurred and circumstances changed that led us to perform an impairment analysis prior to our annual test which required us to determine the fair value of the Scanner reporting unit (Refer to Note 5). These fair value measurements were calculated using unobservable inputs, using the income approach which is classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates.
Recurring Fair Value Measurements

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$55,518	$55,518	$—
Commercial paper	32,995	—	32,995
Corporate bonds	2,010	—	2,010
Short-term investments:
Commercial paper	67,341	—	67,341
Corporate bonds	59,310	—	59,310
U.S. government agency bonds	22,805	—	22,805
Asset-backed securities	13,941	—	13,941
Municipal securities	9,626	—	9,626
U.S. dollar dominated foreign corporate bonds	8,108	—	8,108
U.S. government treasury bonds	2,546	—	2,546
Long-term investments:
Corporate bonds	45,836	—	45,836
U.S. government agency bonds	31,084	—	31,084
Asset-backed securities	20,501	—	20,501
U.S. government treasury bonds	20,612	20,612	—
U.S. dollar dominated foreign corporate bonds	13,768	—	13,768
Municipal securities	7,128	—	7,128
Other assets:
Israeli funds	2,274	—	2,274
	$415,403	$76,130	$339,273

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$143,540	$143,540	$—
Commercial paper	15,398	—	15,398
Short-term investments:
Commercial paper	54,328	—	54,328
Corporate bonds	29,085	—	29,085
U.S. dollar denominated foreign corporate bonds	13,971	—	13,971
Municipal securities	7,014	—	7,014
U.S. government agency bonds	16,703	—	16,704
Asset-backed securities	5,939	—	5,938
Long-term investments:
U.S. government agency bonds	38,118	—	38,118
Corporate bonds	23,313	—	23,313
U.S. dollar denominated foreign corporate bonds	19,495	—	19,495
U.S. government treasury bonds	6,919	6,919	—
Municipal securities	8,331	—	8,331
Asset-backed securities	5,802	—	5,802
Other assets:
Israeli funds	2,193	—	2,193
	$390,149	$150,459	$239,690

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$5,962	$5,172
Work in process	3,592	4,241
Finished goods	6,286	4,555
Total Inventories	$15,840	$13,968

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and benefits	$32,400	$43,029
Accrued sales rebates	9,851	10,100
Accrued sales tax and value added tax	6,230	6,215
Accrued sales and marketing expenses	4,689	3,893
Accrued accounts payable	5,622	4,053
Accrued warranty	3,048	3,104
Accrued professional fees	2,085	1,892
Accrued income taxes	408	1,205
Other accrued liabilities	7,016	6,854
Total Accrued Liabilities	$71,349	$80,345

Warranty

We regularly review the accrued warranty balances and update these balances based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

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

Warranty accrual as of March 31, 2014 and 2013 consists of the following activity (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$3,104	$4,050
Charged to cost of net revenues	653	1,263
Actual warranty expenditures	(709)	(1,184)
Balance at end of period	$3,048	$4,129

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

Pro forma results of operations for this acquisition have not been presented as it is not material to our results of operations, either individually or in aggregate, for the three months ended March 31, 2013.

Note 5. Goodwill and Long-lived Assets

Goodwill
The change in the carrying value of goodwill for the three months ended March 31, 2014 by our reportable segments, which are also our reporting units, is as follows (in thousands):

Clear Aligner
Balance as of December 31, 2013	$61,623
Adjustments [1]	128
Balance as of March 31, 2014	$61,751
1 The adjustments to goodwill during the three months ended March 31, 2014 were due to foreign currency translation.

The goodwill balance is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2013, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.
Impairment of Goodwill in 2013
We evaluate our goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or circumstances change that suggest an impairment may exist and that it would more likely than not reduce the fair value of the reporting unit below its carrying amount. During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, that caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that goodwill related only to our Scanner reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our Scanner reporting unit below its carrying amount. There was no triggering event related to our Clear Aligner goodwill.
We performed a step one analysis for our Scanner reporting unit which consists of a comparison of the fair value of the Scanner reporting unit against its carrying amount, including the goodwill allocated to it. In deriving the fair value of the Scanner reporting unit, we utilized the income approach which is classified as Level 3 within the fair value hierarchy. This approach provides an estimated fair value based on discounted expected future cash flows, which are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.
As a result of our step one analysis, we concluded that the fair value of the Scanner reporting unit was less than its carrying value; therefore, we proceeded to step two of the goodwill impairment analysis. Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. We use a discounted cash flow ("DCF") approach, utilizing the harvest model, to estimate the fair value of a reporting unit which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. Based on our analysis, there was no implied goodwill for the Scanner reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represents the remaining goodwill balance in the Scanner reporting unit. None of the goodwill impairment charge was deductible for tax purposes.

Long-lived Assets

Impairment of Long-lived Assets in 2013

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

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, that caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that the carrying value of the Scanner long-lived assets was not recoverable as compared to the value of the undiscounted cash flows of our revised projections for the asset group. In order to determine the impairment amount of our long-lived assets, we fair valued each key component of our long-lived assets within the asset group, which involved the use of significant estimates and assumptions including replacement costs, revenue growth rates, operating margins, and plant and equipment cost trends. We use a DCF approach, utilizing the harvest model, to estimate the fair value of a reporting unit which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of the Scanner reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of Scanner’s trademark was determined using a risk-adjusted DCF approach under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of Scanner’s finite-lived customer relationships was determined using a DCF approach under the multi-period excess earnings method. We determined our long-lived asset group within the Scanner reporting unit to be primarily finite-lived intangible assets, plant and equipment. Upon completion of this analysis, we recorded a total impairment charge of $26.3 million of which $19.3 million represented the impairment related to our Scanner intangible assets and $7.0 million related to plant and equipment. There was no triggering event related to the Clear Aligner asset group.

Intangible assets arising either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2014	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2014
Trademarks	15	$7,100	$(1,249)	$(4,179)	$1,672
Existing technology	13	12,600	(2,591)	(4,328)	5,681
Customer relationships	11	33,500	(7,701)	(10,751)	15,048
Other	8	285	(49)	—	236
Total Intangible Assets		$53,485	$(11,590)	$(19,258)	$22,637

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2013	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2013
Trademarks	15	$7,100	$(1,100)	(4,179)	$1,821
Existing technology	13	12,600	(2,236)	(4,328)	6,036
Customer relationships	11	33,500	(7,112)	(10,751)	15,637
Other	8	285	(40)	—	245
Total Intangible Assets		$53,485	$(10,488)	$(19,258)	$23,739

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2014 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2014	$1,951
2015	2,600
2016	2,600
2017	2,600
2018	2,600
Thereafter	10,286
Total	$22,637

Note 6. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of March 31, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 7. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorney's fees. On December 9, 2013, the court granted defendant's motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the first amended complaint. We filed a motion to dismiss the second amended complaint on February 7, 2014. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Note 8. Commitments and Contingencies

Operating Leases

As of March 31, 2014, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2014	$6,960
2015	8,437
2016	7,717
2017	4,413
2018	1,539
Thereafter	500
Total minimum future lease payments	$29,566

Off-balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Indemnification Provisions

In the normal course of business to facilitate transactions in our services and products, we indemnify certain parties: customers, vendors, lessors and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stock-based Compensation

Summary of stock-based compensation expense

As of March 31, 2014, we had a total reserve of 23,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of net revenues	$844	$580
Sales and marketing	2,667	1,011
General and administrative	4,050	3,927
Research and development	1,571	892
Total stock-based compensation	$9,132	$6,410

Options

Activity for the three month period ended March 31, 2014 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2013	1,321
Granted	—
Exercised	(472)
Cancelled or expired	(1)
Outstanding as of March 31, 2014	848	$15.47	3.56	$30,814
Vested and expected to vest at March 31, 2014	846	$15.46	3.56	$30,755
Exercisable at March 31, 2014	783	$14.96	3.53	$28,857

There were no stock options granted during the three months ended March 31, 2014 and 2013.

As of March 31, 2014, the total unamortized compensation cost related to stock options, net of estimated forfeitures, is $0.6 million, which we expect to recognize over a weighted average period of 1.0 year.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the three months ended March 31, 2014 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Remaining Vesting Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2013	2,044
Granted	894
Vested and released	(470)
Forfeited	(49)
Nonvested as of March 31, 2014	2,419	1.89	$125,272

As of March 31, 2014, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $81.7 million, which we expect to recognize over a weighted average period of 2.9 years.

We have granted market-performance based restricted stock units (“MSU”) to our executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSU which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSU initially granted.

The following table summarizes the MSU activity for the three months ended March 31, 2014 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
		(in years )
Nonvested as of December 31, 2013	307
Granted	243
Vested and released	(53)
Forfeited	—
Nonvested as of March 31, 2014	497	2.13	$25,766

As of March 31, 2014, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $14.1 million, which we expect to recognize over a weighted average period of 2.1 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of March 31, 2014, there remains 1,475,372 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2
Expected volatility	42.3%	46.7%
Risk-free interest rate	0.2%	0.2%
Expected dividends	—	—
Weighted average fair value at grant date	$17.97	$11.17

As of March 31, 2014, the total unamortized compensation cost related to employee purchases we expect to recognize was $2.1 million over a weighted average period of 0.7 year.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $10.0 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively. This represents effective tax rates of 23.5% and (7.5)%, respectively. The increase in provision for income taxes was primarily due to higher pre-tax income, which was partially offset by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the three months ended March 31, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of March 31, 2014, we maintained a valuation allowance of $35.4 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended March 31, 2014, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $27.9 million as of March 31, 2014, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended March 31, 2014, was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

During the first quarter of 2014, we adopted ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The adoption of this standard had the effect of reducing our accruals for uncertain tax positions by $8.4 million, with an offsetting reduction in our long term deferred tax assets, but had no effect on net income.
We are subject to taxation in the U.S. and various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, income taxes were reduced by $7.6 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.09 and $0.07 in 2014 and 2013, respectively.

Note 11. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, March 31
	2014	2013
Numerator:
Net income (loss)	$32,444	$(41,983)
Denominator:
Weighted-average common shares outstanding, basic	81,120	81,248
Dilutive effect of potential common stock	1,697	—
Total shares, diluted	82,817	81,248
Net income (loss) per share, basic	$0.40	$(0.52)
Net income (loss) per share, diluted	$0.39	$(0.52)

For the three months ended March 31, 2014, the anti-dilutive affect from stock options, RSU, MSU and ESPP was not material.

For the three months ended March 31, 2013, stock options, RSU, MSU and ESPP totaling 1.8 million of potentially dilutive shares have been excluded from the total diluted shares because there was a net loss during the period.

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

We have grouped our operations into two reportable segments which are also our reporting units: Clear Aligner segment and Scanner segment.

•
Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera retainers, along with our training and ancillary products for treating malocclusion.

•
Our Scanner segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources (in thousands):

	For the Three Months Ended March 31,
Net Revenues	2014	2013
Clear Aligner
Invisalign Full Products	$138,133	$112,780
Invisalign Express/Lite Products	19,625	16,083
Invisalign non-case revenues	10,481	12,709
Scanner
Scanners and Services	12,407	12,008
Total net revenues	$180,646	$153,580

Gross profit
Clear Aligner	$133,083	$109,327
Scanners and Services	4,168	3,522
Total gross profit	$137,251	$112,849

Geographical Information

Net revenues and tangible long-lived assets are presented below by geographic area (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net revenues: (1)
U.S.	$128,640	$119,840
the Netherlands	38,843	26,947
Other international	13,163	6,793
Total net revenues	$180,646	$153,580
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

	March 31,	December 31,
	2014	2013
Long-lived assets:(2)
United States	$65,141	$61,439
Mexico	6,272	6,291
the Netherlands	1,492	1,630
Other International	6,188	6,383
Total long-lived assets	$79,093	$75,743

(2) Long-lived assets are attributed to countries based on entity that owns the asset.

Note 13. Subsequent Events

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the next twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.
As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock, with an initial delivery of approximately 1.0 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. The ASR is expected to be completed by July 29, 2014.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the scanner and services business, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained and their impact on volumes, the impact of the termination of our Asia Pacific distributor relationship and reverting to a direct sales model in that region by acquiring the distributor business, our expectations regarding our stock repurchase program, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Align Technology, Inc. is a global medical device company that advanced the invisible orthodontics market with the introduction of the Invisalign System in 1999. Today, we are focused on designing, manufacturing and marketing innovative technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide. Our international headquarters are located in Amsterdam, the Netherlands. We have two operating segments: (1) Clear Aligner, known as the Invisalign System; and (2) Scanner and Services ("Scanner"), known as the iTero intra-oral scanners and OrthoCAD services (which we previously referred to as Scanner and CAD/CAM Services ("SCCS")).
We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. orthodontists in 1999 followed by U.S. General Practitioner Dentists (GPs) in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia-Pacific, Latin America, and EMEA, and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera Retainers. By 2011, we launched significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign to the People’s Republic of China. In 2013, we launched SmartTrack, the next generation of Invisalign clear aligner material, which became the new standard aligner material for Invisalign products in North America, Europe and other international markets where we have obtained regulatory approval. Most recently, in February 2014, we launched Invisalign G5 innovations, specifically designed for treatment of deep bite malocclusion as well as ClinCheck Pro, the next generation Invisalign treatment software tool, designed to help Invisalign providers achieve their treatment goals.
We also sell iTero intra-oral scanners and provide computer-aided design and computer-aided manufacturing ("CAD/CAM") services. Intra-oral scanners provide a dental “chair-side” platform for accessing valuable digital diagnosis and treatment tools, with potential for enhancing accuracy of records, treatment efficiency, and the overall patient experience. We believe there are numerous benefits for customers and the opportunity to accelerate the adoption of Invisalign through interoperability with our intra-oral scanners. The use of digital technologies such as CAD/CAM for restorative dentistry or in-office restorations has been growing rapidly and intra-oral scanning is a critical part of enabling these new digital technologies and procedures in dental practices. In late 2012, we commercially launched the Invisalign Outcome Simulator, the first Invisalign chair-side application powered by the iTero scanner. The interactive application provides dentists and orthodontists an enhanced platform for patient education and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. In January 2014, we announced that the 3M™ True Definition scanner was qualified for use with Invisalign case submissions. This qualification enables Invisalign providers with a True Definition scanner to submit a digital impression in place of a traditional PVS impression as part of the Invisalign case submission process. The 3M True Definition scanner is currently the only third-party scanner that has been qualified for use with Invisalign treatment. We continue to believe in an open systems approach to digital impressions, and are committed to working with other intra-oral scanning companies interested in developing interoperability for use with Invisalign treatment.
The Invisalign System is offered in more than 60 countries and has been used to treat more than 2.5 million patients. Our iTero intra-oral scanner, which is primarily sold in North America, provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,200 dental labs worldwide.
Our goal is to establish Invisalign clear aligners as the standard method for treating malocclusion and to establish the iTero intra-oral scanner as the preferred scanning device for 3D digital scans, ultimately driving increased product adoption by dental professionals. We intend to achieve this by continued focus and execution of our strategic growth drivers set forth in the Business Strategy section in our Annual Report on Form 10-K.
The successful execution of our business strategy and our results in 2014 and beyond may be affected by a number of other factors, which are updated below:

•
New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability, and ease of use for our customers, which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with Invisalign G5 for deep bite treatment. Launched in February 2014, Invisalign G5 was engineered to treat deep bite malocclusion in its entirety, making it easier for our customers to treat one of the most common malocclusions. In North America, in February 2014, we also launched ClinCheck Pro, the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. We intend to launch ClinCheck Pro in our other country markets in the first quarter of 2015. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates". Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the first quarter of 2014 was 4.3 cases per doctor and was flat compared to the first quarter of 2013. Utilization among our North American orthodontist customers increased slightly to 8.1 case per doctor in the first quarter of 2014 from 8.0 in the first quarter of 2013, while our International doctor utilization increased to 4.3 in the first quarter of 2014 from 4.0 in the first quarter of 2013. This increase in North America orthodontist utilization reflects improvements in product and technology over the past year, including Invisalign G5, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases. Increased International utilization reflects strong growth in both the Europe Middle East and Africa ("EMEA") and Asia Pacific regions driven by go to market and sales coverage investments, improving clinical education and support as well as the introduction of new products such as Invisalign G5. Year over year utilization for our North American GP customers was relatively unchanged. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2013, Invisalign growth was driven primarily by increased utilization by our orthodontist customers as well as by the continued expansion of our customer base as we trained a total of 8,065 new Invisalign doctors. GPs are one of the keys to driving growth in the adult segment and, in 2014, we launched a new CE I training course, now called Invisalign Fundamentals, designed to improve practice integration and increase utilization for newly trained doctors. We are implementing this new Invisalign Fundamentals program across North America and will look for opportunities to adjust our international training programs as we work to help our GP practices worldwide more successfully adopt Invisalign into their practices. We believe that this new training approach will increase the number of doctors submitting cases 90-days post-training, as well as the number of cases submitted per doctor.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 25%, driven primarily by growth in Europe as well as by strong performance in the Asia Pacific region. In 2014, we will continue to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. In addition, given the significant long term potential this extensive geography represents and the support we can now provide by utilizing our direct coverage model in Europe, beginning in February 2014, we transitioned a small number of these countries into direct sales regions. We expect to leverage our existing infrastructure and resources to bring sales coverage and customer support to these countries, most of which are adjacent to our directly covered European countries. Due to the small volume of business from our EMEA distributor, we do not anticipate that this transition will have a material effect on our financial results in the next several years.

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

•
Medical Device Excise Tax. During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the medical device excise tax ("MDET") which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our first quarter general and administrative expense by approximately $0.5 million. In future quarters, we expect our general and administrative expense in relation to MDET to decrease by approximately $1.8 million per quarter based on current revenues. Additionally, we are in process of claiming a $8.0 million refund of MDET paid in 2013 and 2014; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of our audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

•
Stock Repurchase Authorization. On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the next twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate Align to acquire any particular amount of common stock and depending on market conditions or other factors these purchases may be commenced or suspended at any time, or from time-to-time without prior notice. The authorization or continuance of any repurchases under stock repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such stock repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that our stock repurchase program will have a beneficial impact on our stock price.

•
Accelerated Stock Repurchase Agreement. As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock, with an initial delivery of approximately 1.0 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We expect to finance the ASR with current cash on hand and for it to be completed by July 29, 2014.

•
Balance Sheet Reclassification. Subsequent to the furnishing of our Results of Operations and Financial Conditions on Form 8-K with the SEC on April 23, 2014, we recorded an adjustment to reclassify $2.0 million from long-term marketable securities to short-term marketable securities in our condensed consolidated balance sheet presented in this Form 10-Q. This reclassification was not considered to be material and did not have an impact to our condensed consolidated statement of cash flow or operations for the three months ended March 31, 2014.

Results of Operations

Net revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•
Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Teen and Assist ("Full Products"), Express/Lite ("Express Products"),Vivera retainers, along with our training and ancillary products for treating malocclusion.

•
Our Scanner segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

The below represents net revenues for our Clear Aligner segment by region and product and our Scanner segment by region for the three months ended March 31, 2014 and 2013 as follows (in millions):

	Three Months Ended March 31,
Clear Aligner:	2014	2013	Net Change	% Change
Region
North America	107.9	97.1	10.8	11.1%
International	49.8	31.8	18.0	56.6%
Invisalign non-case net revenues	10.5	12.7	(2.2)	(17.3)%
Total Clear Aligner net revenues	$168.2	$141.6	$26.6	18.8%
Product
Invisalign Full Products	$138.1	$112.8	$25.3	22.4%
Invisalign Express Products	19.6	16.1	3.5	21.7%
Invisalign non-case net revenues	10.5	12.7	(2.2)	(17.3)%
Total Clear Aligner net revenues	$168.2	$141.6	$26.6	18.8%
Scanner:
Region
North America	$12.3	$11.5	$0.8	7.0%
International	0.1	0.5	(0.4)	(80.0)%
Total Scanner net revenues	$12.4	$12.0	$0.4	3.3%

Total net revenues	$180.6	$153.6	$27.0	17.6%

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by region and product, for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
Region	2014	2013	Net Change	% Change
North American Invisalign	81.4	74.7	6.7	9.0%
International Invisalign	30.8	23.5	7.3	31.1%
Total Invisalign case volume	112.2	98.2	14.0	14.3%
Product
Invisalign Full Product Group	92.3	79.3	13.0	16.4%
Invisalign Express Product Group	19.8	18.9	0.9	4.8%
Total Invisalign case volume	112.1	98.2	13.9	14.2%

Total net revenues increased by $27.0 million for the three months ended March 31, 2014, as compared to the same period in 2013 primarily as a result of Invisalign case volume growth across all regions and most products.

Clear Aligner

In the three months ended March 31, 2014, Clear Aligner North America net revenues increased by $10.8 million or 11.1% compared to the same period in 2013 primarily due to Invisalign case volume growth of approximately $8.7 million across all channels and most products and, to a lesser extent, higher average selling prices ("ASP") which contributed approximately $2.1 million to the increase in net revenues. The increase in ASP was primarily a result of lower promotional discounts in the current period compared to the same period in the prior year.

In the three months ended March 31, 2014, Clear Aligner international net revenues increased by $18.0 million or 56.6% compared to the same period in 2013 primarily driven by Invisalign case volume growth of $9.9 million across all products and higher ASP which contributed approximately $8.1 million to the increase in net revenues. The increase in ASP was primarily due to the impact from acquiring our distributor in the Asia Pacific region on April 30, 2013, as we now recognize direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement, as well as price increases which were effective July 2013 along with a favorable impact from foreign exchange rates.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, decreased $2.2 million or 17.3% for the three months ended March 31, 2014 compared to the same periods in 2013 primarily due to the consolidation of our Vivera product shipments in North America. In the first quarter of 2013, we began consolidating Vivera shipments into one shipment per year rather than four shipments per year. As a result, net revenues for the three months ended March 31, 2013 reflected a benefit of approximately $4.4 million as we recognized nine additional months of the subscription revenue in the first quarter instead of recognizing it ratably every quarter for one year. This decrease was offset in part by increased Vivera volume both in North America and international regions.

Scanner and Services

Scanner and Services net revenues increased $0.4 million or 3.3% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in the volume of services resulting from a larger installed base of scanner partially offset by a decrease in scanner revenue primarily due to lower scanner ASP as a result of promotional discounts as well as permanent price reductions. Additionally, net revenues for the three months ended March 31, 2013 included a release of $1.4 million of revenue previously reserved for the new iTero upgrade program which was completed in the first quarter of 2013.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Clear Aligner
Cost of net revenues	$35.2	$32.2	$3.0
% of net segment revenues	20.9%	22.8%
Gross profit	$133.1	$109.3	$23.8
Gross margin %	79.1%	77.2%
Scanner
Cost of net revenues	$8.2	$8.5	$(0.3)
% of net segment revenues	66.4%	70.7%
Gross profit	$4.2	$3.5	$0.7
Gross margin %	33.6%	29.3%
Total cost of net revenues	$43.4	$40.7	$2.7
% of net revenues	24.0%	26.5%
Gross profit	$137.3	$112.9	$24.4
Gross margin %	76.0%	73.5%

Cost of net revenues for our Clear Aligner and Scanner segments includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation.

Clear Aligner

Gross margin increased for the three months ended March 31, 2014 compared to the same period in 2013 due to higher ASP along with lower inventory reserves in comparison to the prior year period when we transitioned to our new SmartTrack material in February 2013. In addition, we experienced lower warranty costs as a result of reduced claims corresponding with the change in our mid-course correction policy in June 2013.

Scanner

Gross margin increased for the three months ended March 31, 2014 compared to the same period in 2013 due to increased absorption of manufacturing spend from higher production volumes, reduced freight costs and lower inventory reserves. These improvements were partially offset by the benefit in the prior year period which included a release of $1.4 million of revenue previously reserved for the new iTero upgrade program along with lower ASPs in the current year due to price reductions.

Sales and marketing (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Sales and marketing	$52.9	$42.3	$10.6
% of net revenues	29.3%	27.5%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, trade shows and industry events, product marketing, stock-based compensation and allocations of corporate overhead expenses including facilities, IT and human resources.

Our sales and marketing expense for the three months ended March 31, 2014 increased compared to the same period in 2013 primarily due to higher compensation related costs of $7.6 million from increased headcount, including additional employees as a result of the acquisition of our APAC distributor in April 2013, higher salaries as a result of our annual focal review and higher stock-based compensation. In addition, advertising and media costs increased by approximately $2.1 million related to network and television media campaigns.

General and administrative (in millions):

	Three Months Ended March 31,
	2014	2013	Change
General and administrative	$29.2	$30.3	$(1.1)
% of net revenues	16.2%	19.8%

General and administrative expense primarily includes administrative personnel compensation costs including stock-based compensation, outside consulting services, legal expenses, depreciation and amortization expense, the medical device excise tax ("MDET") and allocations of corporate overhead expenses including facilities, IT and human resources.

General and administrative expense decreased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to lower outside litigation costs and decreased compensation costs as a result of severance costs in 2013 offset in part by increased salaries from our annual focal review. In addition, these costs were partially offset by higher customer credit card processing fees from increased volume on revenues.

As previously noted,in March 2014, the IRS informed us that our aligners are not subject to the medical device excise tax ("MDET"), which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013. In future quarters of 2014, we expect our general and administrative expense in relation to the MDET to decrease by approximately $1.8 million per quarter based on current revenues. Additionally, we are in process of claiming a $8.0 million refund of MDET paid in 2013 and 2014; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of our audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

Research and development (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Research and development	$13.4	$11.3	$2.1
% of net revenues	7.4%	7.3%
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, corporate allocations, facility and facility related costs and stock-based compensation expense.

Research and development expense during the three months ended March 31, 2014, compared to the same period in 2013 increased slightly primarily due to of higher compensation costs from additional headcount, increased salaries from our annual focal review and higher stock-based compensation.

Impairment of goodwill (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Impairment of goodwill	$—	$40.7	$(40.7)
% of net revenues	—%	26.5%

There was no goodwill impairment charge recorded in the first quarter of 2014.

In the first quarter of 2013, we determined that the goodwill for our Scanner reporting unit should be tested for impairment between annual tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our Scanner reporting unit below its carrying amount. As a result of our analysis, we recorded a goodwill impairment charge of $40.7 million in the first quarter of 2013, none of which was deductible for tax purposes. Refer to Note 5 for details of the impairment analysis.

Impairment of long-lived assets (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Impairment of long-lived assets	$—	$26.3	$(26.3)
% of net revenues	—%	17.1%

We recorded $26.3 million related to the impairment of long-lived assets during the first quarter of 2013 as a result of changes in the competitive environment of our intra-oral scanners, which included announcements of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, which caused us to lower our expectations for growth and profitability for our Scanner reporting unit. Therefore, we determined that the carrying value of the long-lived assets was not recoverable and recorded an impairment charge of $26.3 million. Refer to Note 5 for details of the impairment analysis.

Interest and other income (expense), net (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Interest and other income (expense), net	$0.6	$(1.0)	$1.6

Interest and other income (expense), net, includes interest income earned on cash, cash equivalents and investment balances, foreign currency translation gains and losses and other miscellaneous charges.

Interest and other income (expense), net for the three months ended March 31, 2014 increased compared to the same period in 2013 due to foreign exchange gains in the current year period primarily as a result of the weakening of the U.S. dollar to the Euro as compared to losses in the prior year period.

Income tax (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Provision for income taxes	$10.0	$2.9	$7.1
Effective tax rates	23.5%	(7.5)%

Our provision for income taxes was $10.0 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively. This represents effective tax rates of 23.5% and (7.5)%, respectively. The increase in provision for income taxes was primarily due to higher pre-tax income, which was partially offset by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the three months ended March 31, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of March 31, 2014, we maintained a valuation allowance of $35.4 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended March 31, 2014, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $27.9 million as of March 31, 2014, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended March 31, 2014, was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

During the first quarter of 2014, we adopted ASU 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The adoption of this standard had the effect of reducing our accruals for uncertain tax positions by $8.4 million, with an offsetting reduction in our long term deferred tax assets, but had no effect on net income.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. All of our tax years will be open to examination by the U.S. federal and most state tax authorities due to our net operating loss and overall credit carryforward position. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2006.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of March 31, 2014 and December 31, 2013, we had the following cash, cash equivalents, and short-term and long-term marketable securities(in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$182,766	$242,953
Marketable securities, short-term	183,677	127,040
Marketable securities, long-term	138,929	101,978
Total cash, cash equivalents and short-term and long-term marketable securities	$505,372	$471,971

Cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash flow (used in) provided by:
Operating activities	$17,993	$10,418
Investing activities	(99,347)	(3,445)
Financing activities	21,061	15,423
Effects of exchange rate changes on cash and cash equivalents	106	(37)
Net (decrease) increase in cash and cash equivalents	$(60,187)	$22,359

As of March 31, 2014, we had $505.4 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds, U.S. government treasury bonds, municipal securities and asset-backed securities.

As of March 31, 2014, approximately $238.7 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

On April 28, 2014, we announced that we entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. to repurchase $70.0 million of our common stock. The ASR is part of our $300.0 million stock repurchase program announced on April 23, 2014. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock from Goldman, Sachs & Co., with an initial delivery of approximately 1.0 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We expect to finance the ASR with current cash on hand and for it to be completed by July 29, 2014.

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of March 31, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

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

Operating Activities

For the three months ended March 31, 2014, cash flows from operations of $18.0 million resulted primarily from our net income of approximately $32.4 million as well as the following:

Significant non-cash activities:

•	Excess tax benefits from our share-based compensation arrangements of $13.6 million,

•	deferred taxes of $12.8 million,

•	stock-based compensation of $9.1 million related to equity incentive compensation awards granted to our employees, and

•	depreciation and amortization of property, plant and equipment and intangibles of $4.8 million.

Significant changes in working capital:

•	A decrease of $15.3 million in accrued and other long-term liabilities due to the payment of our 2013 annual bonuses, and

•	an increase of $13.9 million in accounts receivable which is a result of the increase in net revenues.

Investing Activities

Net cash used in investing activities was $99.3 million for the three months ended March 31, 2014 primarily consisted of purchases of marketable securities of $157.9 million, property, plant and equipment purchases of $5.0 million. These outflows were partially offset by $63.7 million of maturities and sales of our marketable securities.

For the remainder of 2014, we expect to spend an additional $35.0 million to $45.0 million on capital expenditures for estimated total capital expenditures of $40.0 million to $50.0 million for 2014 primarily for additional manufacturing capacity and infrastructure. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash provided by financing activities was $21.1 million for the three months ended March 31, 2014 primarily resulting from $11.9 million proceeds from issuance of common stock, $13.6 million from excess tax benefit from our share-based compensation arrangements. These inflows were offset by $4.5 million related to payroll taxes paid for vesting of restricted stock units through share withholdings.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2013 as disclosed in our Annual Report on Form 10-K. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond those available under our credit facility, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2013:

•	Revenue recognition;

•	Stock-based compensation expense;

•	Goodwill and finite-lived acquire assets,

•	Impairment of goodwill, finite-lived acquire assets and long-lived assets, and

•	Accounting for Income Taxes.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2013.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. We filed a motion to dismiss the second amended complaint on February 7, 2014. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align’s current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorneys’ fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an Order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

Our key production steps are performed in operations located outside of the U.S.  At our facility in San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico. In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in Moscow, Russia. In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in San Jose, Costa Rica. We also have operations in Israel where the design and wand assembly and our intra-oral scanner are manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2014, we had issued 322 U.S. patents, 127 pending U.S. patent applications, and 241 foreign issued patents, and 121 pending foreign patent applications.

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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intra-oral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We are also committed to purchasing the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies.  In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.  As of March 31, 2014, our North American sales organization consisted of approximately 275 people. Internationally, we had approximately 125 people engaged in direct sales and sales support as of March 31, 2014. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business.  In response to perceived increases in health care costs in recent years, Congress passed health care reform legislation that President Obama signed into law in March 2010. This legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Effective January 1, 2013, as a medical device manufacturer, we were required to pay an excise tax on the price for which we sell our medical devices in the U.S. This tax applies to most medical devices, including our products, which could have a material, negative impact on our results of operations and our cash flows. The medical device excise tax ("MDET") is included in general and administrative expenses in the consolidated statements of operations. The excise tax expense was $7.1 million for the year ended December 31, 2013 and $1.3 million for the three months ended March 31, 2014.

During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our first quarter general and administrative expense by approximately $0.5 million. In future quarters, we expect our general and administrative expense in relation to MDET to decrease by approximately $1.8 million per quarter based on current revenues. Additionally, we are in process of claiming a $8.0 million refund of MDET paid in 2013 and 2014; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of our audit is undeterminable. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders.  To date, our Board has designated 200,000 shares as Series A participating preferred stock in connection with our shareholder rights’ plan. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing an acquisition of Align or otherwise adversely affecting the rights of the holders of our stock. The shareholder rights’ plan may have the effect of rendering more difficult or discouraging an acquisition of our company which is deemed undesirable by our board of directors. The shareholder rights’ plan may cause substantial dilution to a person or group attempting to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned on the negation, purchase or redemption of the rights issued under the shareholder rights’ plan.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, income taxes were reduced by $7.6 million and $6.0 million for three months ended March 31, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.09 and $0.07 in 2014 and 2013, respectively. Our subsidiaries in Israel and Germany are under audit by the local tax authorities for calendar years 2006 through 2011 and 2007 through 2011, respectively.

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

ALIGN TECHNOLOGY, INC.

May 1, 2014	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*