Form 10-Q
period 2014-06-30
ALIGN TECHNOLOGY INC
filed 2014-07-31
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 25, 2014 was 80,793,072.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, ClinCheck, Invisalign Assist, Invisalign Teen, Vivera, SmartForce, SmartTrack, Power Ridge, iTero, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$192,531	$163,828	$373,177	$317,408
Cost of net revenues	47,055	40,137	90,450	80,868
Gross profit	145,476	123,691	282,727	236,540
Operating expenses:
Sales and marketing	56,386	47,847	109,274	90,128
General and administrative	27,069	27,027	56,248	57,375
Research and development	13,289	10,916	26,669	22,198
Impairment of goodwill	—	—	—	40,693
Impairment of long-lived assets	—	—	—	26,320
Total operating expenses	96,744	85,790	192,191	236,714
Operating profit (loss)	48,732	37,901	90,536	(174)
Interest and other income (expenses), net	(93)	(335)	508	(1,323)
Net income (loss) before provision for income taxes	48,639	37,566	91,044	(1,497)
Provision for income taxes	13,039	8,246	23,000	11,166
Net income (loss)	$35,600	$29,320	$68,044	$(12,663)

Net income (loss) per share:
Basic	$0.44	$0.36	$0.84	$(0.16)
Diluted	$0.43	$0.36	$0.82	$(0.16)
Shares used in computing net income (loss) per share:
Basic	81,027	80,576	81,073	80,909
Diluted	82,341	82,149	82,651	80,909
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$35,600	$29,320	$68,044	$(12,663)
Net change in cumulative translation adjustment	(4)	(8)	102	(64)
Change in unrealized gains (losses) on available-for-sale securities, net of tax	70	(186)	112	(183)
Other comprehensive income (loss)	66	(194)	214	(247)
Comprehensive income (loss)	$35,666	$29,126	$68,258	$(12,910)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,471	$242,953
Marketable securities, short-term	198,059	127,040
Accounts receivable, net of allowances for doubtful accounts and returns of $1,969 and $1,733, respectively	131,028	113,250
Inventories	13,115	13,968
Prepaid expenses and other current assets	44,839	47,465
Total current assets	554,512	544,676
Marketable securities, long-term	137,148	101,978
Property, plant and equipment, net	81,312	75,743
Goodwill and intangible assets, net	83,795	85,362
Deferred tax assets	20,456	15,766
Other assets	8,210	8,622
Total assets	$885,433	$832,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,939	$17,718
Accrued liabilities	81,049	80,345
Deferred revenues	85,125	77,275
Total current liabilities	187,113	175,338
Other long-term liabilities	22,524	22,839
Total liabilities	209,637	198,177
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,783 and 80,583 issued and outstanding at 2014 and 2013, respectively)	8	8
Additional paid-in capital	742,886	729,578
Accumulated other comprehensive income	508	294
Accumulated deficit	(67,606)	(95,910)
Total stockholders’ equity	675,796	633,970
Total liabilities and stockholders’ equity	$885,433	$832,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,044	$(12,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	17,496	6,272
Depreciation and amortization	9,130	8,789
Stock-based compensation	19,438	13,675
Excess tax benefit from share-based payment arrangements	(16,161)	(15,331)
Impairment of goodwill	—	40,693
Impairment of long-lived assets	—	26,320
Other non-cash operating activities	5,095	389
Changes in assets and liabilities:
Accounts receivable	(21,407)	(9,050)
Inventories	855	(581)
Prepaid expenses and other assets	(2,806)	(234)
Accounts payable	(9)	50
Accrued and other long-term liabilities	1,343	3,298
Deferred revenues	6,705	2,099
Net cash provided by operating activities	87,723	63,726
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(7,652)
Purchase of property, plant and equipment	(9,960)	(9,389)
Purchase of marketable securities	(232,178)	(150,806)
Proceeds from maturities of marketable securities	92,005	18,117
Proceeds from sales of marketable securities	32,683	5,043
Other investing activities	(133)	915
Net cash used in investing activities	(117,583)	(143,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,622	21,128
Common stock repurchases	(49,000)	(95,108)
Equity forward contract related to accelerated share repurchase	(21,000)	—
Excess tax benefit from share-based payment arrangements	16,161	15,331
Employees’ taxes paid upon the vesting of restricted stock units	(4,650)	(3,234)
Other financing activities	—	(13)
Net cash used in financing activities	(45,867)	(61,896)
Effect of foreign exchange rate changes on cash and cash equivalents	245	53
Net decrease in cash and cash equivalents	(75,482)	(141,889)
Cash and cash equivalents, beginning of the period	242,953	306,386
Cash and cash equivalents, end of the period	$167,471	$164,497
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three and six months ended June 30, 2014 and 2013, our comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, our financial position as of June 30, 2014 and our cash flows for the six months ended June 30, 2014 and 2013. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the December 31, 2013 audited financial statements. Net revenues by geographic area for prior period amounts in Note 13 have been reclassified to conform with the current period presentation. These reclassifications had no impact on our financial position for the three or six months ended June 30, 2014 and 2013.

The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of June 30, 2014 and December 31, 2013, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$51,103	$—	$—	$51,103
Corporate bonds	88,333	55	(16)	88,372
U.S. government agency bonds	22,729	7	(1)	22,735
Asset-backed securities	14,341	10	—	14,351
Municipal securities	11,663	24	—	11,687
U.S. dollar dominated foreign corporate bonds	921	4	—	925
U.S. government treasury bonds	8,876	10	—	8,886
Total Marketable Securities, Short-Term	$197,966	$110	$(17)	$198,059

Long-term

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$62,996	$34	$(36)	$62,994
U.S. government agency bonds	31,025	26	—	31,051
Asset-backed securities	20,330	11	(8)	20,333
U.S. government treasury bonds	16,269	16	—	16,285
Municipal securities	6,470	15	—	6,485
Total Marketable Securities, Long-Term	$137,090	$102	$(44)	$137,148

Short-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$54,318	$10	$—	$54,328
Corporate bonds	29,079	10	(4)	29,085
U.S. government agency bonds	16,693	10	—	16,703
U.S. dollar dominated foreign corporate bonds	13,959	12	—	13,971
Municipal securities	7,006	11	(3)	7,014
Asset-backed securities	5,937	2	—	5,939
Total Marketable Securities, Short-Term	$126,992	$55	$(7)	$127,040
Long-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$38,138	$1	$(21)	$38,118
Corporate bonds	23,308	14	(9)	23,313
U.S. dollar dominated foreign corporate bonds	19,485	27	(17)	19,495
Municipal securities	8,326	13	(8)	8,331
U.S. government treasury bonds	6,916	3	—	6,919
Asset-backed securities	5,800	4	(2)	5,802
Total Marketable Securities, Long-Term	$101,973	$62	$(57)	$101,978

 For the three and six months ended June 30, 2014 and 2013, realized gains were immaterial. Unrealized gains and losses for our available for sale securities as of June 30, 2014 and December 31, 2013 were also immaterial. Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of June 30, 2014 and December 31, 2013. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three and six months ended June 30, 2014 and 2013.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, and asset-backed securities that have a maximum maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 10 months as of June 30, 2014 and December 31, 2013.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Due in one year or less	$198,059	$127,040
Due in one year to 27 months	137,148	101,978
Total available for sale short-term and long-term marketable securities	$335,207	$229,018

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of June 30, 2014 or December 31, 2013.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, U.S. government agency bonds, asset-backed securities, municipal securities, U.S. dollar dominated foreign corporate bonds, U.S. government treasury bonds and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for Level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.

We did not hold any Level 2 liabilities as of June 30, 2014 or December 31, 2013.

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

We did not hold any Level 3 assets or liabilities as of June 30, 2014 or December 31, 2013.
Non-Recurring Fair Value Measurements

During the six months ended June 30, 2013, we recorded an impairment charge to our long-lived assets and goodwill of $26.3 million and $40.7 million, respectively, related to our Scanner and Services ("Scanner") reporting unit, formerly referred to as Scanner and CAD/CAM Services ("SCCS"), as an event occurred and circumstances changed that led us to perform an impairment analysis prior to our annual test which required us to determine the fair value of the Scanner reporting unit (Refer to Note 5). These fair value measurements were calculated using unobservable inputs, using the income approach which is classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates.
Recurring Fair Value Measurements

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$59,929	$59,929	$—
Commercial paper	32,244	—	32,244
Short-term investments:
Commercial paper	51,103	—	51,103
Corporate bonds	88,372	—	88,372
U.S. government agency bonds	22,735	—	22,735
Asset-backed securities	14,351	—	14,351
Municipal securities	11,687	—	11,687
U.S. dollar dominated foreign corporate bonds	925	—	925
U.S. government treasury bonds	8,886	8,886	—
Long-term investments:
Corporate bonds	62,994	—	62,994
U.S. government agency bonds	31,051	—	31,051
Asset-backed securities	20,333	—	20,333
U.S. government treasury bonds	16,285	16,285	—
Municipal securities	6,485	—	6,485
Other assets:
Israeli funds	2,434	—	2,434
	$429,814	$85,100	$344,714

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$143,540	$143,540	$—
Commercial paper	15,398	—	15,398
Short-term investments:
Commercial paper	54,328	—	54,328
Corporate bonds	29,085	—	29,085
U.S. dollar denominated foreign corporate bonds	13,971	—	13,971
U.S. government agency bonds	16,703	—	16,704
Municipal securities	7,014	—	7,014
Asset-backed securities	5,939	—	5,938
Long-term investments:
U.S. government agency bonds	38,118	—	38,118
Corporate bonds	23,313	—	23,313
U.S. dollar denominated foreign corporate bonds	19,495	—	19,495
Municipal securities	8,331	—	8,331
U.S. government treasury bonds	6,919	6,919	—
Asset-backed securities	5,802	—	5,802
Other assets:
Israeli funds	2,193	—	2,193
	$390,149	$150,459	$239,690

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$3,493	$5,172
Work in process	3,430	4,241
Finished goods	6,192	4,555
Total Inventories	$13,115	$13,968

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and benefits	$43,332	$43,029
Accrued sales rebates	10,137	10,100
Accrued sales tax and value added tax	6,447	6,215
Accrued sales and marketing expenses	4,488	3,893
Accrued accounts payable	2,504	4,053
Accrued warranty	3,252	3,104
Accrued professional fees	1,872	1,892
Accrued income taxes	2,248	1,205
Other accrued liabilities	6,769	6,854
Total Accrued Liabilities	$81,049	$80,345

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

Warranty accrual as of June 30, 2014 and 2013 consists of the following activity (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$3,104	$4,050
Charged to cost of net revenues	1,195	2,784
Actual warranty expenditures	(1,047)	(2,381)
Balance at end of period	$3,252	$4,453

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

Pro forma results of operations for this acquisition have not been presented as it is not material to our results of operations, either individually or in aggregate, for the three or six months ended June 30, 2013.

Note 5. Goodwill and Long-lived Assets

Goodwill
The change in the carrying value of goodwill for the six months ended June 30, 2014 by our reportable segments, which are also our reporting units, is as follows (in thousands):

Clear Aligner
Balance as of December 31, 2013	$61,623
Adjustments [1]	184
Balance as of June 30, 2014	$61,807
1 The adjustments to goodwill during the six months ended June 30, 2014 were due to foreign currency translation.

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

Intangible assets arising either as a direct result from the Cadent Holdings, Inc. acquisition ("Cadent") or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2014	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2014
Trademarks	15	$7,100	$(1,285)	$(4,179)	$1,636
Existing technology	13	12,600	(2,732)	(4,328)	5,540
Customer relationships	11	33,500	(8,164)	(10,751)	14,585
Other	8	285	(58)	—	227
Total Intangible Assets		$53,485	$(12,239)	$(19,258)	$21,988

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2013	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2013
Trademarks	15	$7,100	$(1,100)	$(4,179)	$1,821
Existing technology	13	12,600	(2,236)	(4,328)	6,036
Customer relationships	11	33,500	(7,112)	(10,751)	15,637
Other	8	285	(40)	—	245
Total Intangible Assets		$53,485	$(10,488)	$(19,258)	$23,739

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2014 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2014	$1,300
2015	2,600
2016	2,600
2017	2,600
2018	2,600
Thereafter	10,288
Total	$21,988

Note 6. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of June 30, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 7. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align's President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align's former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the "Securities Action"). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorney's fees. On December 9, 2013, the court granted defendant's motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the first amended complaint. We filed a motion to dismiss the second amended complaint on February 7, 2014. On June 12, 2014, the Court held a hearing on our motion and took the matter under submission. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

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

Note 8. Commitments and Contingencies

Operating Leases

As of June 30, 2014, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2014	$4,598
2015	8,494
2016	7,770
2017	4,471
2018	1,525
Thereafter	494
Total minimum future lease payments	$27,352

Off-balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stock-based Compensation

Summary of stock-based compensation expense

As of June 30, 2014, we had a total reserve of 23,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net revenues	$937	$637	$1,781	$1,217
Sales and marketing	3,111	2,012	5,778	3,023
General and administrative	4,539	3,556	8,589	7,483
Research and development	1,719	1,060	3,290	1,952
Total stock-based compensation	$10,306	$7,265	$19,438	$13,675

Options

Activity for the six months ended June 30, 2014 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2013	1,321	$16.08
Granted	—	—
Exercised	(514)	17.08
Cancelled or expired	(2)	24.47
Outstanding as of June 30, 2014	805	$15.41	3.34	$32,704
Vested and expected to vest at June 30, 2014	804	$15.41	3.34	$32,662
Exercisable at June 30, 2014	760	$15.04	3.31	$31,167

There were no stock options granted during the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014, the total unamortized compensation cost related to stock options, net of estimated forfeitures, is $0.5 million, which we expect to recognize over a weighted average period of 0.8 years.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the six months ended June 30, 2014 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Remaining Contractual Period	Aggregate Intrinsic Value
		(in years)
Nonvested as of December 31, 2013	2,044
Granted	943
Vested and released	(580)
Forfeited	(111)
Nonvested as of June 30, 2014	2,296	1.71	$128,685

As of June 30, 2014, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $78.1 million, which we expect to recognize over a weighted average period of 2.7 years.

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

The following table summarizes the MSU activity for the six months ended June 30, 2014 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Remaining Contractual Period	Aggregate Intrinsic Value
		(in years )
Nonvested as of December 31, 2013	307
Granted	243
Vested and released	(52)
Forfeited	—
Nonvested as of June 30, 2014	498	1.88	$27,880

As of June 30, 2014, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $13.2 million, which we expect to recognize over a weighted average period of 1.9 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2014, there remains 1,475,372 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2014	2013
ESPP:
Expected term (in years)	1.2	1.2
Expected volatility	42.3%	46.7%
Risk-free interest rate	0.17%	0.18%
Expected dividends	—	—
Weighted average fair value at grant date	$17.97	$11.17

There were no new ESPP cycles that started during the three months ended June 30, 2014 or June 30, 2013.

As of June 30, 2014, the total unamortized compensation cost related to employee purchases was $1.3 million, which we expect to recognize over a weighted average period of 0.4 year.

Note 10. Common Stock Repurchase

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the first twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.
As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. We paid $70.0 million on April 29, 2014 and received an initial delivery of approximately 1.0 million shares based on the then current market price of $49.17, which were retired. The remaining $21.0 million was recorded as an equity forward contract and was included in Additional paid-in capital in stockholder's equity in the Condensed balance sheet as of June 30, 2014. The final number of shares to be repurchased is based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.
The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. We will have received a total of approximately 1.4 million million shares under the ASR for an average purchase share price of $51.46.

Note 11. Accounting for Income Taxes

Our provision for income taxes was $13.0 million and $8.2 million for the three months ended June 30, 2014 and 2013, respectively. This represents effective tax rates of 26.8% and 22.0%, respectively. The increase in our provision for income taxes was primarily due to higher pre-tax income and a negative impact from a $2.1 million adjustment related to prior periods. These were offset partially by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions.

Our provision for income taxes was $23.0 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively. This represents effective tax rates of 25.3% and (745.9)%, respectively. The increase in our provision for income taxes was primarily due to higher pre-tax income and a negative impact from a $1.8 million adjustment related to prior years. These were offset partially by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the six months ended June 30, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million recorded during the three months ended March 31, 2013.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of June 30, 2014, we maintained a valuation allowance of $35.4 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended June 30, 2014, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $29.5 million as of June 30, 2014, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended June 30, 2014 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, our income taxes were reduced by $15.1 million and $12.0 million for the six months ended June 30, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.18 and $0.15 in 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, the income taxes was reduced by$7.5 million and $5.9 million, respectively, representing a benefit to diluted net income per share of $0.09 and $0.07, respectively.

Note 12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, RSU, MSU and ESPP.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$35,600	$29,320	$68,044	$(12,663)
Denominator:
Weighted-average common shares outstanding, basic	81,027	80,576	81,073	80,909
Dilutive effect of potential common stock	1,314	1,573	1,578	—
Total shares, diluted	82,341	82,149	82,651	80,909
Net income (loss) per share, basic	$0.44	$0.36	$0.84	$(0.16)
Net income (loss) per share, diluted	$0.43	$0.36	$0.82	$(0.16)

For the three and six months ended June 30, 2014, the anti-dilutive affect from stock options, RSU, MSU and ESPP was not material.

For the three months ended June 30, 2013, the anti-dilutive affect from stock options, RSU, MSU and ESPP was not material. For the six months ended June 30, 2013, stock options, RSU, MSU and ESPP totaling 1.8 million of potentially dilutive shares have been excluded from the total diluted shares because there was a net loss during the period.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Revenues	2014	2013	2014	2013
Clear Aligner
Invisalign Full Products	$147,158	$123,379	$285,291	$236,159
Invisalign Express/Lite Products	20,478	19,158	40,103	35,241
Invisalign non-case revenues	12,099	10,766	22,580	23,475
Scanner
Scanners and Services	12,796	10,525	25,203	22,533
Total net revenues	$192,531	$163,828	$373,177	$317,408

Gross profit
Clear Aligner	$141,703	$120,124	$274,786	$229,451
Scanners and Services	3,773	3,567	7,941	7,089
Total gross profit	$145,476	$123,691	$282,727	$236,540

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues: (1)
U.S.	$133,954	$121,651	$262,593	$241,692
the Netherlands	43,680	32,363	82,523	63,458
Other international	14,897	9,814	28,061	12,258
Total net revenues	$192,531	$163,828	$373,177	$317,408
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	June 30,	December 31,
	2014	2013
Long-lived assets:(2)
United States	$67,386	$61,439
Mexico	6,184	6,291
the Netherlands	1,297	1,630
Other International	6,445	6,383
Total long-lived assets	$81,312	$75,743

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
We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. orthodontists in 1999 followed by U.S. General Practitioner Dentists ("GPs") in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia-Pacific, Latin America, and Europe Middle East and Africa ("EMEA"), and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera Retainers. By 2011, we launched significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign to the People’s Republic of China. In 2013, we launched SmartTrack, the next generation of Invisalign clear aligner material, which became the new standard aligner material for Invisalign products in North America, Europe and other international markets where we have obtained regulatory approval. Most recently, in February 2014, we launched Invisalign G5 innovations, specifically designed for treatment of deep bite malocclusion as well as ClinCheck Pro, the next generation Invisalign treatment software tool, designed to help Invisalign providers achieve their treatment goals.
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
The Invisalign System is offered in more than 60 countries and has been used to treat more than 2.7 million patients. Our iTero intra-oral scanner, which is primarily sold in North America, provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 1,200 dental labs worldwide.
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
The successful execution of our business strategy and our results in 2014 and beyond may be affected by a number of other factors, which are updated below:

•
New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability, and ease of use for our customers, which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with Invisalign G5 for deep bite treatment. Launched in February 2014, Invisalign G5 was engineered to help doctors achieve even better clinical outcomes when treating patients with deep bites - a prevalent orthodontic problem. In North America, in February 2014, we also launched ClinCheck Pro, the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. We intend to launch ClinCheck Pro in our other country markets in the first quarter of 2015. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates". Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the second quarter of 2014 was 4.4 cases per doctor and was up compared to the second quarter of 2013 driven primarily by North America orthodontist and International customers. Utilization among our North American orthodontist customers increased slightly to 8.4 cases per doctor in the second quarter of 2014 from 8.0 cases in the second quarter of 2013, while our International doctor utilization increased to 4.5 cases in the second quarter of 2014 from 4.3 cases in the second quarter of 2013. This increase in North America orthodontist utilization reflects improvements in product and technology, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients. Increased International utilization reflects strong growth in both the EMEA and Asia Pacific regions driven by go-to-market and sales coverage investments, improving clinical education and support as well as ongoing technology innovation. Year over year utilization for our North American GP customers decreased to 2.9 cases per doctor in the second quarter of 2014 from 3.0 cases in the second quarter of 2013. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate.

•
Seasonal Trends. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and, therefore, tend to start fewer cases.  Internationally, sales of Invisalign treatment are often weaker in the summer months due to our customers and their patients being on holiday. Consequently, we expect that our Invisalign volume will be relatively flat in the third quarter of 2014 compared to the second quarter.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2013, Invisalign growth was driven primarily by increased utilization by our orthodontist customers as well as by the continued expansion of our customer base as we trained a total of 8,065 new Invisalign doctors. GPs are one of the keys to driving growth in the adult segment, and, in 2014, we launched a new CE I training course, now called Invisalign Fundamentals, designed to improve practice integration and increase utilization for newly trained doctors. We have implemented this new Invisalign Fundamentals program across North America and will look for opportunities to adjust our international training programs as we work to help our GP practices worldwide more successfully adopt Invisalign into their practices. During the six months ended June 30, 2014, we trained 4,185 new Invisalign doctors. We believe that this new training approach will increase the number of doctors submitting cases 90-days post-training, as well as the number of cases submitted per doctor.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 26%, driven primarily by growth in Europe as well as by strong performance in the Asia Pacific region. In 2014, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. In addition, given the significant long term potential this extensive geography represents and the support we can now provide by utilizing our direct coverage model in Europe, beginning in February 2014, we transitioned a small number of these countries into direct sales regions. We expect to leverage our existing infrastructure and resources to bring sales coverage and customer support to these countries, most of which are adjacent to our directly covered European countries. Due to the small volume of business from our EMEA distributor, we do not anticipate that this transition will have a material effect on our financial results in the next several years.

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

•
Medical Device Excise Tax. During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the medical device excise tax ("MDET") which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our first quarter general and administrative expense by approximately $0.5 million. In future quarters, we expect our general and administrative expense in relation to MDET to decrease by approximately $1.8 million per quarter based on current revenues. In June 2014, we received a $1.2 million refund for MDET paid in 2014 related to our aligners which reduced general and administrative expenses for the three months ended June 30, 2014. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

•
Stock Repurchase Authorization. On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the first twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate Align to acquire any particular amount of common stock and depending on market conditions or other factors these purchases may be commenced or suspended at any time, or from time-to-time without prior notice. The authorization or continuance of any repurchases under stock repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such stock repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that our stock repurchase program will have a beneficial impact on our stock price.

•
Accelerated Stock Repurchase Agreement. As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. We paid $70.0 million on April 29, 2014 and received an initial delivery of approximately 1.0 million shares based on the then current market price, which were retired. The final number of shares to be repurchased is be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. The ASR was completed on July 29, 2014. In accordance with the terms of the ASR, we will have received a total of approximately 1.4 million shares of our common stock for an average purchase share price of $51.46. As of June 30, 2014, there remains approximately $230 million available under our existing stock repurchase authorization.

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

Net revenues for our Clear Aligner segment by region and product and our Scanner segment by region for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Clear Aligner:	2014	2013	Net Change	% Change	2014	2013	Net Change	% Change
Region
North America	$111.6	$102.2	$9.4	9.2%	$219.6	$199.3	$20.3	10.2%
International	56.0	40.3	15.7	39.0%	105.8	72.1	33.7	46.7%
Invisalign non-case net revenues	12.1	10.8	1.3	12.0%	22.6	23.5	(0.9)	(3.8)%
Total Clear Aligner net revenues	$179.7	$153.3	$26.4	17.2%	$348.0	$294.9	$53.1	18.0%
Product
Invisalign Full Products	$147.1	$123.3	$23.8	19.3%	$285.3	$236.1	$49.2	20.8%
Invisalign Express Products	20.5	19.2	1.3	6.8%	40.1	35.3	4.8	13.6%
Invisalign non-case net revenues	12.1	10.8	1.3	12.0%	22.6	23.5	(0.9)	(3.8)%
Total Clear Aligner net revenues	$179.7	$153.3	$26.4	17.2%	$348.0	$294.9	$53.1	18.0%
Scanner:
Region
North America	$12.7	$10.4	$2.3	22.1%	$25.0	$22.3	$2.7	12.1%
International	0.1	0.1	—	—%	0.2	0.2	—	—%
Total Scanner net revenues	$12.8	$10.5	$2.3	21.9%	$25.2	$22.5	$2.7	12.0%

Total net revenues	$192.5	$163.8	$28.7	17.5%	$373.2	$317.4	$55.8	17.6%

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by region and product, for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2014	2013	Net Change	% Change	2014	2013	Net Change	% Change
North American Invisalign	84.8	78.8	6.0	7.6%	166.3	153.5	12.8	8.3%
International Invisalign	34.5	27.3	7.2	26.4%	65.2	50.8	14.4	28.3%
Total Invisalign case volume	119.3	106.1	13.2	12.4%	231.5	204.3	27.2	13.3%
Product
Invisalign Full Product Group	98.6	84.8	13.8	16.3%	190.9	164.1	26.8	16.3%
Invisalign Express Product Group	20.7	21.3	(0.6)	(2.8)%	40.6	40.2	0.4	1.0%
Total Invisalign case volume	119.3	106.1	13.2	12.4%	231.5	204.3	27.2	13.3%

Total net revenues increased by $28.7 million and $55.8 million for the three and six months ended June 30, 2014, respectively, as compared to the same period in 2013 primarily as a result of Invisalign case volume growth across all regions and most products.

Clear Aligner

In the three months ended June 30, 2014, Clear Aligner North America net revenues increased by $9.4 million or 9.2% compared to the same period in 2013 primarily due to Invisalign case volume growth of approximately $7.8 million across all channels and most products and, to a lesser extent, higher average selling prices ("ASP") which contributed approximately $1.7 million to the increase in net revenues. The increase in ASP was primarily a result of product mix shift towards higher priced Invisalign full products in the current period compared to the same period in the prior year.

In the six months ended June 30, 2014, Clear Aligner North America net revenues increased by $20.3 million million or 10.2% compared to the same period in 2013 mainly due to Invisalign case volume growth of $16.4 million and, to a lesser extent, higher ASP which contributed approximately $3.9 million to the increase in net revenues. The increase in ASP was primarily a result of product mix shift towards higher priced Invisalign full products in the current period compared to the same period in the prior year.

In the three months ended June 30, 2014, Clear Aligner international net revenues increased by $15.7 million or 39.0% compared to the same period in 2013 primarily driven by Invisalign case volume growth of $10.6 million across all products and higher ASP which contributed approximately $5.1 million to the increase in net revenues. In the six months ended June 30, 2014, Clear Aligner international net revenues increased by $33.7 million or 46.7% compared to the same period in 2013 mainly due to Invisalign case volume growth of $20.6 million and, to a lesser extent, higher ASP which contributed approximately $13.1 million to increase in net revenues. The increase in ASP for both periods was primarily due to the impact from acquiring our distributor in the Asia Pacific region on April 30, 2013 as we now recognize direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement, as well as price increases effective July 2013 and a favorable impact from foreign exchange rates.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $1.3 million or 12.0% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increased Vivera volume both in North America and International.

Invisalign non-case net revenue decreased by $0.9 million or 3.8% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one shipment in 2013, offset in part by increased Vivera volume both in North America and International.

Scanner and Services

Scanner and Services net revenues increased $2.3 million or 21.9% for the three months ended June 30, 2014 compared to the same period in 2013 and $2.7 million or 12.0% for the six months ended June 30, 2014 compared to the same period in 2013. The increase in both periods was primarily due to an increase in both scanner revenue as well as service revenue. The increase in scanner revenue was primarily due to an increase in the number of scanners recognized offset in part by lower scanner ASP as a result of promotional discounts as well as permanent price reductions. The increase in services revenue was primarily due to an increase in the volume of services resulting from a larger installed base of scanners. Additionally, net revenues for the three months ended March 31, 2013 included a release of $1.4 million of revenue previously reserved for the new iTero upgrade program which was completed in the first quarter of 2013.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Clear Aligner
Cost of net revenues	$38.0	$33.2	$4.8	$73.2	$65.4	$7.8
% of net segment revenues	21.2%	21.6%		21.0%	22.2%
Gross profit	$141.7	$120.1	$21.6	$274.8	$229.5	$45.3
Gross margin %	78.8%	78.4%		79.0%	77.8%
Scanner
Cost of net revenues	$9.0	$6.9	$2.1	$17.3	$15.4	$1.9
% of net segment revenues	70.5%	66.1%		68.5%	68.5%
Gross profit	$3.8	$3.6	$0.2	$7.9	$7.1	$0.8
Gross margin %	29.5%	33.9%		31.5%	31.5%
Total cost of net revenues	$47.1	$40.1	$7.0	$90.5	$80.9	$9.6
% of net revenues	24.4%	24.5%		24.2%	25.5%
Gross profit	$145.5	$123.7	$21.8	$282.7	$236.6	$46.1
Gross margin %	75.6%	75.5%		75.8%	74.5%

Cost of net revenues for our Clear Aligner and Scanner segments includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation.

Clear Aligner

Gross margin increased for the three months ended June 30, 2014 compared to the same period in 2013 due to higher ASP. This was partially offset by higher freight costs resulting from an increase in the volume of international shipments.

Gross margin increased for the six months ended June 30, 2014 compared to the same period in 2013 due to higher ASP.

Scanner

Gross margin decreased for the three months ended June 30, 2014 compared to the same period in 2013 due to lower ASP from price reductions in 2013. This was partially offset as a result of a mix shift toward lower cost products.

Gross margin was consistent for the six months ended June 30, 2014 compared to the same period in 2013. Lower ASP from price reductions were offset by increased absorption of manufacturing spending from higher production volumes and lower costs related to the discontinuation of OrthoCAD iQ services.

Sales and marketing (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Sales and marketing	$56.4	$47.8	$8.6	$109.3	$90.1	$19.2
% of net revenues	29.3%	29.2%		29.3%	28.4%

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, trade shows and industry events, product marketing, stock-based compensation and allocations of corporate overhead expenses including facilities, IT and human resources.

Sales and marketing expense for the three months ended June 30, 2014 increased compared to the same period in 2013 primarily due to higher compensation related costs of $4.2 million as a result of increased headcount, including additional employees as a result of the acquisition of our APAC distributor on April 30, 2013, higher salaries and higher stock-based compensation as a result of our annual focal review. In addition, advertising costs increased by approximately $1.4 million and trade show and events expense increased by approximately $1.1 million primarily as a result of our APAC Summit event held in June 2014.

Sales and marketing expense for the six months ended June 30, 2014 increased compared to the same period in 2013 primarily due to higher compensation costs of $11.5 million as a result of increased headcount, including additional employees as a result of the acquisition of our APAC distributor on April 30, 2013, higher salaries as a result of our annual focal review and higher stock-based compensation. In addition, we incurred higher advertising costs of approximately $2.3 million and trade shows and events increased by $1.7 million due to the APAC Summit event.

General and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
General and administrative	$27.1	$27.0	$0.1	$56.2	$57.4	$(1.2)
% of net revenues	14.1%	16.5%		15.1%	18.1%

General and administrative expense primarily includes administrative personnel compensation costs including stock-based compensation, outside consulting services, legal expenses, depreciation and amortization expense, the medical device excise tax ("MDET") and allocations of corporate overhead expenses including facilities, IT and human resources.

General and administrative expense was consistent for the three months ended June 30, 2014 compared to the same period in 2013. Compensation related expenses increased by $1.5 million due to higher stock-based compensation and higher salaries as a result of our annual focal review; however, this increase was offset by a decrease in MDET expense. As previously noted, in March 2014, the IRS informed us that our aligners are not subject to the MDET, which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET. In June 2014, we received a $1.2 million refund for MDET paid in 2014 related to our aligners which reduced general and administrative expenses for the three months ended June 30, 2014. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

General and administrative expense for the six months ended June 30, 2014 decreased compared to the same period in 2013 primarily related to lower MDET as our aligners are no longer subject to the tax in 2014 along with the receipt of the $1.2 million refund in June 2014 as well as lower outside litigation costs. These decreases was partially offset by higher compensation related expenses due to higher stock-based compensation and higher salaries as a result of our annual focal review.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Research and development	$13.3	$10.9	$2.4	$26.7	$22.2	$4.5
% of net revenues	6.9%	6.7%		7.1%	7.0%
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, corporate allocations, facility and facility related costs and stock-based compensation expense.

Research and development expense for the three and six months ended June 30, 2014 increased compared to the same periods in 2013 almost entirely due to higher compensation costs as a result of higher bonuses and stock-based compensation as well as additional headcount and increased salaries from our annual focal review.

Impairment of goodwill (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Impairment of goodwill	$—	$—	$—	$—	$40.7	$(40.7)
% of net revenues	—%	—%		—%	12.8%

There was no impairment of goodwill charge recorded in the three or six months ended June 30, 2014.

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

Impairment of long-lived assets (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Impairment of long-lived assets	$—	$—	$—	—	$26.3	$(26.3)
% of net revenues	—%	—%		—%	8.3%

There was no impairment of long-lived assets charge recorded in the three or six months ended June 30, 2014.

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

Interest and other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest and other income (expense), net	$(0.1)	$(0.3)	$0.2	0.5	(1.3)	$1.8

Interest and other income (expense), net, includes interest income earned on cash, cash equivalents and investment balances, foreign currency translation gains and losses and other miscellaneous charges.

Interest and other income (expense), net for the three months ended June 30, 2014 slightly increased compared to the same period in 2013 due to lower foreign exchange losses in the current year period primarily as a result of the weakening of the U.S. dollar to the Euro.

Interest and other income (expense), net for the six months ended June 30, 2014 increased compared to the same period in 2013 due to foreign exchange gains in the current year period primarily as a result of the strengthening of the British Pound to the Euro and the weakening of the U.S. Dollar to the Euro as compared to foreign exchange losses in the prior year period as a result of the weakening of the Euro to the U.S. Dollar.

Income tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Provision for income taxes	$13.0	$8.2	$4.8	$23.0	$11.2	$11.8
Effective tax rates	26.8%	22.0%		25.3%	(745.9)%

Our provision for income taxes was $13.0 million and $8.2 million for the three months ended June 30, 2014 and 2013, respectively. This represents effective tax rates of 26.8% and 22.0%, respectively. The increase in our provision for income taxes was primarily due to higher pre-tax income and a negative impact from a $2.1 million adjustment related to prior periods. These were offset partially by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions.

Our provision for income taxes was $23.0 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively. This represents effective tax rates of 25.3% and (745.9%), respectively. The increase in our provision for income taxes was primarily due to higher pre-tax income and a negative impact from a $1.8 million adjustment related to prior years. These were offset partially by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the six months ended June 30, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million recorded during the three months ended March 31, 2013.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of June 30, 2014, we maintained a valuation allowance of $35.4 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended June 30, 2014, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $29.5 million as of June 30, 2014, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended June 30, 2014, was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of June 30, 2014 and December 31, 2013, we had the following cash, cash equivalents, and short-term and long-term marketable securities(in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$167,471	$242,953
Marketable securities, short-term	198,059	127,040
Marketable securities, long-term	137,148	101,978
Total cash, cash equivalents and short-term and long-term marketable securities	$502,678	$471,971

Cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$87,723	$63,726
Investing activities	(117,583)	(143,772)
Financing activities	(45,867)	(61,896)
Effect of exchange rate changes on cash and cash equivalents	245	53
Net decrease in cash and cash equivalents	$(75,482)	$(141,889)

As of June 30, 2014, we had $502.7 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds, U.S. government treasury bonds, municipal securities and asset-backed securities.

As of June 30, 2014, approximately $260.0 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the next twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. As part of this repurchase program, on April 28, 2014, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. to repurchase $70.0 million of our common stock. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock and received an initial delivery of approximately 1.0 million shares based on the then current market price, which were retired. The final number of shares to be repurchased is based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. We will have received a total of 1.4 million shares under the ASR for an average purchase share price of $51.46. We expect to finance future stock repurchases with current cash on hand.

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of June 30, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

We believe that our current cash and cash equivalents and marketable debt securities combined with our positive cash flows from operations will be sufficient to fund our operations and stock repurchases for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations.  Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Operating Activities

For the six months ended June 30, 2014, cash flows from operations of $87.7 million resulted primarily from our net income of approximately $68.0 million as well as the following:

Significant non-cash activities:

•	stock-based compensation of $19.4 million related to equity incentive compensation awards granted to our employees,

•	deferred taxes of $17.5 million, and

•	depreciation and amortization of property, plant and equipment and intangibles of $9.1 million, offset in part by

•	excess tax benefits from our share-based compensation arrangements of $16.2 million.

Significant changes in working capital:

•	an increase of $21.4 million in accounts receivable which is a result of the increase in net revenues, and

•	an increase of $6.7 million in deferred revenues corresponding to the increases in revenues.

Investing Activities

Net cash used in investing activities was $117.6 million for the six months ended June 30, 2014 primarily consisting of purchases of marketable securities of $232.2 million, and property, plant and equipment purchases of $10.0 million. These outflows were partially offset by $124.7 million of maturities and sales of our marketable securities.

For the remainder of 2014, we expect to spend an additional $30.0 million to $40.0 million on capital expenditures for estimated total capital expenditures of $40.0 million to $50.0 million for 2014 primarily for additional manufacturing capacity and infrastructure. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $45.9 million for the six months ended June 30, 2014 primarily resulting from $70.0 million for the payment under ASR agreement and $4.7 million related to payroll taxes paid for vesting of restricted stock units through share withholdings. These outflows were offset in part by $12.6 million in proceeds from issuance of common stock and $16.2 million from excess tax benefits from our share-based compensation arrangements.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. We filed a motion to dismiss the second amended complaint on February 7, 2014. On June 12, 2014, the Court held a hearing on our motion and took the matter under submission. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

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

In response to challenges in our business, including increased competition, we have in the past reduced the list price of our products. We also provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions or consumer rebate programs; if we expand our discount programs in the future or participation in these programs increases; if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue our average selling prices would be adversely affected and our net revenues, gross profit, gross margin and net income may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of net revenues and net income in our consolidated financial statements.

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

 Because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

Our key production steps are performed in operations located outside of the U.S.  At our facility in San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico. In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in Moscow, Russia. In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in San Jose, Costa Rica. We also have operations in Israel where the design and wand assembly and our intra-oral scanner are manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations, including any travel restrictions to or from our facilities located in Moscow, Russia and Israel;

•	fluctuations in currency exchange rates;

•	increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances back to the U.S.;

•	import and export license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

•
political, social and economic instability, including as a result of increased levels of violence in Juarez, Mexico or the Middle East. Most recently, there has been a significant increase in hostilities between Hamas and Israel, including missiles launched by Hamas from the Gaza Strip into Israel and airstrikes by Israel into the Gaza Strip. The effects of these hostilities and violence on the Israeli economy and our iTero scanner operations is unclear, and we cannot predict the effect on us of further increases in these hostilities or any future armed conflict, political instability or violence in the region. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at full capacity;

•	acts of terrorism and acts of war;

•	geopolitical risks around the Ukraine and the possibility of additional sanctions against Russia which continue to bring uncertainty to this region;

•	interruptions and limitations in telecommunication services;

•
product or material transportation delays or disruption, including as a result of increased levels of violence, acts of terrorism, acts of war or health epidemics restricting travel to and from our international locations or as a result of natural disasters, such as earthquakes or volcanic eruptions;

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2014, we had issued 332 U.S. patents, 125 pending U.S. patent applications, and 244 foreign issued patents, and 121 pending foreign patent applications.

We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position; however, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. We also rely on protection of our copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us; however, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. In addition, in an effort to protect our intellectual property we have in the past been and may in the future be involved in litigation. The potential effects on our business operations resulting from litigation that we may participate in the future, whether or not ultimately determined in our favor or settled by us, are costly and divert the efforts and attention of our management and technical personnel from normal business operations.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.  As of June 30, 2014, our North American sales organization consisted of approximately 280 people. Internationally, we had approximately 145 people engaged in direct sales and sales support as of June 30, 2014. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business.  In response to perceived increases in health care costs in recent years, Congress passed health care reform legislation that President Obama signed into law in March 2010. This legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Effective January 1, 2013, as a medical device manufacturer, we were required to pay an excise tax on the price for which we sell our medical devices in the

U.S. This Medical Device Excise Tax ("MDET") applies to most medical devices, including our products, which could have a material, negative impact on our results of operations and our cash flows.

During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the MDET; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our first and second quarter general and administrative expense by approximately $0.5 million and $1.8 million, respectively. In June 2014, we received a $1.2 million refund for MDET paid in 2014 related to our aligners which further reduced general and administrative expense in the second quarter. In future quarters, we expect our general and administrative expense in relation to MDET to continue to decrease by approximately $1.8 million per quarter based on current revenues compared to prior year periods. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is undeterminable. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable. The MDET is included in general and administrative expenses in the consolidated statements of operations. The excise tax expense was $3.5 million for the six months ended June 30, 2013 but was reduced to $0.1 million for the six months ended June 30, 2014 due to the changes noted above.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, our income taxes were reduced by $15.1 million and $12.0 million for six months ended June 30, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.18 and $0.15 in 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, the income taxes was reduced by $7.5 million and $5.9 million, respectively, representing a benefit to diluted net income per share of $0.09 and $0.07, respectively. Our subsidiaries in Israel and Germany are under audit by the local tax authorities for calendar years 2006 through 2011 and 2007 through 2011, respectively.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2014 (1):

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
April 1, 2014 through April 30, 2014	996,543	(3)	$49.17	996,543	(2)	$251,000,000

(1)    On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the first twelve months.
(2)    As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock, with an initial delivery of approximately 1.0 million shares based on the then current market price. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. As of June 30, 2014, $21.0 million of the $70.0 million was outstanding as a forward equity contract. The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. We will have received a total of 1.4 million shares under the ASR for an average purchase share price of $51.46.

(3)	All shares were repurchased pursuant to the publicly announced repurchase program described above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.29	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

July 31, 2014	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.29	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*