Form 10-Q
period 2014-09-30
ALIGN TECHNOLOGY INC
filed 2014-10-30
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 24, 2014 was 80,289,814.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign Teen, Vivera, SmartForce, SmartTrack, Power Ridge, iTero, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	$189,876	$164,506	$563,053	$481,914
Cost of net revenues	44,822	39,416	135,272	120,284
Gross profit	145,054	125,090	427,781	361,630
Operating expenses:
Sales and marketing	52,368	45,224	161,642	135,352
General and administrative	28,285	27,487	84,533	84,862
Research and development	12,854	10,915	39,523	33,113
Impairment of goodwill	—	—	—	40,693
Impairment of long-lived assets	—	—	—	26,320
Total operating expenses	93,507	83,626	285,698	320,340
Income from operations	51,547	41,464	142,083	41,290
Interest and other income (expenses), net	(1,999)	449	(1,491)	(874)
Net income before provision for income taxes	49,548	41,913	140,592	40,416
Provision for income taxes	11,301	7,376	34,301	18,542
Net income	$38,247	$34,537	$106,291	$21,874

Net income per share:
Basic	$0.47	$0.43	$1.31	$0.27
Diluted	$0.47	$0.42	$1.29	$0.26
Shares used in computing net income per share:
Basic	80,629	79,967	80,924	80,592
Diluted	82,014	81,848	82,443	82,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$38,247	$34,537	$106,291	$21,874
Net change in cumulative translation adjustment	(257)	171	(155)	109
Change in unrealized gains (losses) on available-for-sale securities, net of tax	(191)	203	(81)	20
Other comprehensive income (loss)	(448)	374	(236)	129
Comprehensive income	$37,799	$34,911	$106,055	$22,003
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,676	$242,953
Marketable securities, short-term	244,820	127,040
Accounts receivable, net of allowances for doubtful accounts and returns of $1,813 and $1,733, respectively	130,047	113,250
Inventories	15,983	13,968
Prepaid expenses and other current assets	44,146	47,465
Total current assets	615,672	544,676
Marketable securities, long-term	136,017	101,978
Property, plant and equipment, net	86,447	75,743
Goodwill and intangible assets, net	82,926	85,362
Deferred tax assets	19,714	15,766
Other assets	7,513	8,622
Total assets	$948,289	$832,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,517	$17,718
Accrued liabilities	86,600	80,345
Deferred revenues	87,443	77,275
Total current liabilities	198,560	175,338
Other long-term liabilities	27,273	22,839
Total liabilities	225,833	198,177
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,516 and 80,583 issued and outstanding, respectively)	8	8
Additional paid-in capital	775,523	729,578
Accumulated other comprehensive income	60	294
Accumulated deficit	(53,135)	(95,910)
Total stockholders’ equity	722,456	633,970
Total liabilities and stockholders’ equity	$948,289	$832,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,291	$21,874
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	20,870	14,501
Depreciation and amortization	13,469	12,647
Stock-based compensation	29,348	21,265
Excess tax benefit from share-based payment arrangements	(18,887)	(21,849)
Impairment of goodwill	—	40,693
Impairment of long-lived assets	—	26,320
Other non-cash operating activities	7,368	1,200
Changes in assets and liabilities:
Accounts receivable	(24,930)	(5,936)
Inventories	(2,033)	467
Prepaid expenses and other assets	(2,349)	256
Accounts payable	3,788	(318)
Accrued and other long-term liabilities	12,402	(671)
Deferred revenues	9,957	8,415
Net cash provided by operating activities	155,294	118,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(7,652)
Purchase of property, plant and equipment	(16,957)	(15,172)
Purchase of marketable securities	(350,611)	(213,990)
Proceeds from maturities of marketable securities	124,101	32,229
Proceeds from sales of marketable securities	72,276	6,943
Other investing activities	(182)	(2,347)
Net cash used in investing activities	(171,373)	(199,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17,373	28,291
Common stock repurchases	(77,417)	(95,105)
Excess tax benefit from share-based payment arrangements	18,887	21,849
Employees’ taxes paid upon the vesting of restricted stock units	(5,761)	(3,931)
Other financing activities	—	(6)
Net cash used in financing activities	(46,918)	(48,902)
Effect of foreign exchange rate changes on cash and cash equivalents	720	(520)
Net decrease in cash and cash equivalents	(62,277)	(130,547)
Cash and cash equivalents, beginning of the period	242,953	306,386
Cash and cash equivalents, end of the period	$180,676	$175,839
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three and nine months ended September 30, 2014 and 2013, our comprehensive income for the three and nine months ended September 30, 2014 and 2013, our financial position as of September 30, 2014 and our cash flows for the nine months ended September 30, 2014 and 2013. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the December 31, 2013 audited financial statements. Net revenues by geographic area for prior period amounts in Note 13 have been reclassified to conform with the current period presentation. These reclassifications had no impact on our financial position for the three or nine months ended September 30, 2014 and 2013.

The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 2. Marketable Securities and Fair Value Measurements

As of September 30, 2014 and December 31, 2013, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$44,840	$—	$—	$44,840
Corporate bonds	117,981	45	(50)	117,976
U.S. government agency bonds	47,560	31	(2)	47,589
U.S. dollar dominated foreign corporate bonds	911	2	—	913
Municipal securities	13,567	18	—	13,585
U.S. government treasury bonds	18,496	24	—	18,520
Certificates of deposit	1,397	—	—	1,397
Total Marketable Securities, Short-Term	$244,752	$120	$(52)	$244,820

Long-term

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$28,887	$7	$(6)	$28,888
Corporate bonds	73,494	13	(104)	73,403
Municipal securities	10,007	4	(6)	10,005
U.S. government treasury bonds	11,298	1	(4)	11,295
Asset-backed securities	12,439	—	(13)	12,426
Total Marketable Securities, Long-Term	$136,125	$25	$(133)	$136,017

Short-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$54,318	$10	$—	$54,328
Corporate bonds	29,079	10	(4)	29,085
U.S. government agency bonds	16,693	10	—	16,703
U.S. dollar dominated foreign corporate bonds	13,959	12	—	13,971
Municipal securities	7,006	11	(3)	7,014
Asset-backed securities	5,937	2	—	5,939
Total Marketable Securities, Short-Term	$126,992	$55	$(7)	$127,040
Long-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$38,138	$1	$(21)	$38,118
Corporate bonds	23,308	14	(9)	23,313
U.S. dollar dominated foreign corporate bonds	19,485	27	(17)	19,495
Municipal securities	8,326	13	(8)	8,331
U.S. government treasury bonds	6,916	3	—	6,919
Asset-backed securities	5,800	4	(2)	5,802
Total Marketable Securities, Long-Term	$101,973	$62	$(57)	$101,978

 For the three and nine months ended September 30, 2014 and 2013, realized gains were immaterial. Unrealized gains and losses for our available for sale securities as of September 30, 2014 and December 31, 2013 were also immaterial. Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of September 30, 2014 and December 31, 2013. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three and nine months ended September 30, 2014 and 2013.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, certificates of deposit and asset-backed securities that have a maximum maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 11 months as of September 30, 2014 and December 31, 2013, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Due in one year or less	$244,820	$127,040
Due in greater than one year	136,017	101,978
Total available for sale short-term and long-term marketable securities	$380,837	$229,018

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of September 30, 2014 or December 31, 2013.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, U.S. government agency bonds, asset-backed securities, municipal securities, U.S. dollar dominated foreign corporate bonds, certificates of deposit and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for Level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.

We did not hold any Level 2 liabilities as of September 30, 2014 or December 31, 2013.

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

We did not hold any Level 3 assets or liabilities as of September 30, 2014 or December 31, 2013.

Non-Recurring Fair Value Measurements

During the nine months ended September 30, 2013, we recorded an impairment charge to our long-lived assets and goodwill of $26.3 million and $40.7 million, respectively, related to our Scanner and Services ("Scanner") reporting unit, formerly referred to as Scanner and CAD/CAM Services ("SCCS"), as an event occurred and circumstances changed that led us to perform an impairment analysis prior to our annual test which required us to determine the fair value of the Scanner reporting unit (Refer to Note 5). These fair value measurements were calculated using unobservable inputs, using the income approach which is classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates.
Recurring Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$74,985	$74,985	$—
Commercial paper	27,493	—	27,493
Short-term investments:
Commercial paper	44,840	—	44,840
Corporate bonds	117,976	—	117,976
U.S. government agency bonds	47,589	—	47,589
Municipal securities	13,585	—	13,585
U.S. dollar dominated foreign corporate bonds	913	—	913
U.S. government treasury bonds	18,520	18,520	—
Certificates of deposit	1,397	—	1,397
Long-term investments:
Corporate bonds	73,403	—	73,403
U.S. government agency bonds	28,888	—	28,888
Asset-backed securities	12,426	—	12,426
Municipal securities	10,005	—	10,005
U.S. government treasury bonds	11,295	11,295	—
Other assets:
Israeli funds	2,371	—	2,371
	$485,686	$104,800	$380,886

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$143,540	$143,540	$—
Commercial paper	15,398	—	15,398
Short-term investments:
Commercial paper	54,328	—	54,328
Corporate bonds	29,085	—	29,085
U.S. dollar denominated foreign corporate bonds	13,971	—	13,971
U.S. government agency bonds	16,703	—	16,703
Municipal securities	7,014	—	7,014
Asset-backed securities	5,939	—	5,939
Long-term investments:
U.S. government agency bonds	38,118	—	38,118
Corporate bonds	23,313	—	23,313
U.S. dollar denominated foreign corporate bonds	19,495	—	19,495
Municipal securities	8,331	—	8,331
U.S. government treasury bonds	6,919	6,919	—
Asset-backed securities	5,802	—	5,802
Other assets:
Israeli funds	2,193	—	2,193
	$390,149	$150,459	$239,690

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$6,240	$5,172
Work in process	3,734	4,241
Finished goods	6,009	4,555
Total Inventories	$15,983	$13,968

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and benefits	$39,265	$43,029
Accrued sales rebates	10,256	10,100
Accrued sales tax and value added tax	7,144	6,215
Accrued sales and marketing expenses	5,397	3,893
Accrued accounts payable	5,536	4,053
Accrued warranty	3,263	3,104
Accrued professional fees	1,605	1,892
Accrued income taxes	3,949	1,205
Other accrued liabilities	10,185	6,854
Total Accrued Liabilities	$86,600	$80,345

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

Warranty accrual as of September 30, 2014 and 2013 consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$3,104	$4,050
Charged to cost of net revenues	1,529	2,813
Actual warranty expenditures	(1,370)	(3,057)
Balance at end of period	$3,263	$3,806

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

Pro forma results of operations for this acquisition have not been presented as it is not material to our results of operations, either individually or in aggregate, for the three or nine months ended September 30, 2013.

Note 5. Goodwill and Long-lived Assets

Goodwill
The change in the carrying value of goodwill for the nine months ended September 30, 2014 by our reportable segments, which are also our reporting units, is as follows (in thousands):

Clear Aligner
Balance as of December 31, 2013	$61,623
Adjustments [1]	(34)
Balance as of September 30, 2014	$61,589
1 The adjustments to goodwill during the nine months ended September 30, 2014 were due to foreign currency translation.

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

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, that caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that the carrying value of the Scanner long-lived assets was not recoverable as compared to the value of the undiscounted cash flows of our revised projections for the asset group. In order to determine the impairment amount of our long-lived assets, we fair valued each key component of our long-lived assets within the asset group, which involved the use of significant estimates and assumptions including replacement costs, revenue growth rates, operating margins, and plant and equipment cost trends. We use a DCF approach, utilizing the harvest model, to estimate the fair value of a reporting unit which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of the Scanner reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of Scanner’s trademark was determined using a risk-adjusted DCF approach under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of Scanner’s finite-lived customer relationships was determined using a DCF approach under the multi-period excess earnings method. We determined our long-lived asset group within the Scanner reporting unit to be primarily finite-lived intangible assets, plant and equipment. Upon completion of this analysis, we recorded a total impairment charge of $26.3 million in the three months ended March 31, 2013, of which $19.3 million represented the impairment related to our Scanner intangible assets and $7.0 million related to plant and equipment. There was no triggering event related to the Clear Aligner asset group.

Intangible assets arising either as a direct result from the Cadent Holdings, Inc. acquisition ("Cadent") or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2014	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2014
Trademarks	15	$7,100	$(1,319)	$(4,179)	$1,602
Existing technology	13	12,600	(2,873)	(4,328)	5,399
Customer relationships	11	33,500	(8,630)	(10,751)	14,119
Other	8	285	(68)	—	217
Total Intangible Assets		$53,485	$(12,890)	$(19,258)	$21,337

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2013	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2013
Trademarks	15	$7,100	$(1,100)	$(4,179)	$1,821
Existing technology	13	12,600	(2,236)	(4,328)	6,036
Customer relationships	11	33,500	(7,112)	(10,751)	15,637
Other	8	285	(40)	—	245
Total Intangible Assets		$53,485	$(10,488)	$(19,258)	$23,739

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2014 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2014	$649
2015	2,600
2016	2,600
2017	2,600
2018	2,600
Thereafter	10,288
Total	$21,337

Note 6. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of September 30, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 7. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align’s current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorneys’ fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an Order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities

Action. On October 14, 2014, an Order was entered staying this derivative lawsuit until a ruling by the Ninth Circuit in the Securities Action discussed above. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

Note 8. Commitments and Contingencies

Operating Leases

As of September 30, 2014, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2014	$2,282
2015	8,480
2016	7,690
2017	4,346
2018	1,490
Thereafter	437
Total minimum future lease payments	$24,725

Off-balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stock-based Compensation

Summary of stock-based compensation expense

As of September 30, 2014, we had a total reserve of 23,283,379 shares for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of net revenues	$867	$664	$2,648	$1,881
Sales and marketing	2,837	2,215	8,615	5,238
General and administrative	4,544	3,687	13,133	11,170
Research and development	1,662	1,024	4,952	2,976
Total stock-based compensation	$9,910	$7,590	$29,348	$21,265

Options

Activity for the nine months ended September 30, 2014 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2013	1,321	$16.08
Granted	—	—
Exercised	(598)	16.88
Cancelled or expired	(4)	18.33
Outstanding as of September 30, 2014	719	$15.40	3.10	$26,098
Vested and expected to vest at September 30, 2014	719	$15.39	3.10	$26,085
Exercisable at September 30, 2014	692	$15.12	3.09	$25,294

There were no stock options granted during the three and nine months ended September 30, 2014 and 2013.

As of September 30, 2014, the total unamortized compensation cost related to stock options, net of estimated forfeitures, is $0.3 million, which we expect to recognize over a weighted average period of 0.5 years.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the nine months ended September 30, 2014 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Average Grant Date Fair Value	Weighted Remaining Contractual Period	Aggregate Intrinsic Value
			(in years)
Nonvested as of December 31, 2013	2,044	$36.68
Granted	958	53.71
Vested and released	(639)	28.59
Forfeited	(144)	36.84
Nonvested as of September 30, 2014	2,219	$41.93	1.51	$114,662

As of September 30, 2014, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $68.4 million, which we expect to recognize over a weighted average period of 2.5 years.

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

The following table summarizes the MSU activity for the nine months ended September 30, 2014 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Period	Aggregate Intrinsic Value
			(in years )
Nonvested as of December 31, 2013	307	$31.96
Granted	243	50.46
Vested and released	(52)	22.41
Forfeited	—	—
Nonvested as of September 30, 2014	498	$42.00	1.63	$25,711

As of September 30, 2014, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $11.1 million, which we expect to recognize over a weighted average period of 1.6 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of September 30, 2014, there remains 1,363,827 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
ESPP:
Expected term (in years)	1.3	1.2	1.2	1.2
Expected volatility	35.8%	37.3%	38.8%	44.9%
Risk-free interest rate	0.24%	0.20%	0.20%	0.20%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$16.44	$13.84	$17.15	$11.70

As of September 30, 2014, the total unamortized compensation cost related to employee purchases was $1.3 million, which we expect to recognize over a weighted average period of 0.6 year.

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
As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. We paid $70.0 million on April 29, 2014 and received an initial delivery of approximately 1.0 million shares. The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. We received a total of approximately 1.4 million shares under the ASR for an average purchase price per share of $51.46, which all shares were retired. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.
During the three months ended September 30, 2014, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $54.22 per share, including commissions, for an aggregate purchase price of approximately $7.4 million. All repurchased shares were retired. As of September 30, 2014, we have $222.6 million remaining under the April 2014 stock repurchase program, $22.6 million of which we expect to purchase over the next six months.
Note 11. Accounting for Income Taxes

Our provision for income taxes was $11.3 million and $7.4 million for the three months ended September 30, 2014 and 2013, respectively. This represents effective tax rates of 22.8% and 17.6%, respectively. The increase in our provision for income taxes was primarily due to higher pre-tax income, which was partially offset by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions.

Our provision for income taxes was $34.3 million and $18.5 million for the nine months ended September 30, 2014 and 2013, respectively. This represents effective tax rates of 24.4% and 45.9%, respectively. Our provision for income taxes reflects a negative impact from a $1.8 million adjustment related to prior years, offset by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the nine months ended September 30, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million recorded during the three months ended March 31, 2013.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of September 30, 2014, we maintained a valuation allowance of $35.4 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended September 30, 2014, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $31.1 million as of September 30, 2014, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended September 30, 2014 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, our income taxes were reduced by $22.8 million and $18.0 million for the nine months ended September 30, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.28 and $0.22 in 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, income taxes were reduced by $7.7 million and $6.1 million, respectively, representing a benefit to diluted net income per share of $0.09 and $0.08, respectively.

Note 12. Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
Numerator:
Net income	$38,247	$34,537	$106,291	$21,874
Denominator:
Weighted-average common shares outstanding, basic	80,629	79,967	80,924	80,592
Dilutive effect of potential common stock	1,385	1,881	1,519	1,957
Total shares, diluted	82,014	81,848	82,443	82,549
Net income per share, basic	$0.47	$0.43	$1.31	$0.27
Net income per share, diluted	$0.47	$0.42	$1.29	$0.26

For the three and nine months ended September 30, 2014 and September 30, 2013, the anti-dilutive effect from stock options, RSU, MSU and ESPP was not material.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Revenues	2014	2013	2014	2013
Clear Aligner
Invisalign Full Products	$147,583	$125,169	$432,874	$361,328
Invisalign Express/Lite Products	19,205	17,702	59,308	52,943
Invisalign non-case revenues	11,350	10,679	33,930	34,154
Scanner
Scanners and Services	11,738	10,956	36,941	33,489
Total net revenues	$189,876	$164,506	$563,053	$481,914

Gross profit
Clear Aligner	$141,117	$122,663	$415,903	$352,114
Scanners and Services	3,937	2,427	11,878	9,516
Total gross profit	$145,054	$125,090	$427,781	$361,630

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues: (1)
U.S.	$134,244	$123,904	$396,837	$365,596
the Netherlands	35,878	26,494	118,401	86,049
Other international	19,754	14,108	47,815	30,269
Total net revenues	$189,876	$164,506	$563,053	$481,914
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	September 30,	December 31,
	2014	2013
Long-lived assets:(2)
United States	$72,616	$61,439
Mexico	6,266	6,291
the Netherlands	1,067	1,630
Other International	6,498	6,383
Total long-lived assets	$86,447	$75,743

(2) Long-lived assets are attributed to countries based on entity that owns the asset.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the scanner and services business, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained, the effectiveness of our new training course and its impact on volumes, our expectations regarding our stock repurchase program, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
The Invisalign System is offered in more than 80 countries and has been used to treat more than 2.8 million patients. Our iTero intra-oral scanner, which is primarily sold in North America, provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 2,300 dental labs worldwide.
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

•
Invisalign Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates". Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the third quarter of 2014 was 4.4 cases per doctor, up slightly from 4.3 cases in the third quarter of 2013 driven primarily by North America orthodontist and International customers. Utilization among our North American orthodontist customers increased to 8.8 cases per doctor in the third quarter of 2014 from 8.4 cases in the third quarter of 2013, while our International doctor utilization increased to 4.3 cases in the third quarter of 2014 from 4.1 cases in the third quarter of 2013. This increase in North America orthodontist utilization reflects improvements in product and technology, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients. Increased International utilization reflects growth in both the EMEA and Asia Pacific regions driven by go-to-market and sales coverage investments, improving clinical education and support as well as ongoing technology innovation. Year over year utilization for our North American GP customers decreased to 2.8 cases per doctor in the third quarter of 2014 from 2.9 cases in the third quarter of 2013. Although we expect that over the long-term our utilization rates will gradually improve, we expect that period over period comparisons of our utilization rates will fluctuate due to a variety of factors, including as a result of seasonal trends in our business.

•
Seasonal Trends. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and, therefore, tend to start fewer cases.  Internationally, sales of Invisalign treatment are often weaker in the summer months due to our customers and their patients being on holiday. The fourth quarter is often a slower period for North American Orthodontists as fewer teenagers start orthodontic treatment once the school year has started. As such, we expect North American Orthodontists to be down sequentially in the fourth quarter. Offsetting this trend, our fourth quarter has historically been a stronger quarter for our international doctors and North American GPs as they rebound from a seasonally slower summer quarter. We expect volume for both international and North American GPs to be up sequentially in the fourth quarter. Consequently, we expect that our Invisalign volume in the fourth quarter of 2014 will be up slightly compared to the third quarter.

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

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 27.8%, driven primarily by growth in Europe as well as by strong performance in the Asia Pacific region. In 2014, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. In addition, given the significant long term potential this extensive geography represents and the support we can now provide by utilizing our direct coverage model in Europe, beginning in February 2014, we began the transition of a small number of countries into direct sales regions. We continued the transition of additional smaller countries during the current quarter which will continue through February 2015. We expect to leverage our existing infrastructure and resources to bring sales coverage and customer support to these countries, most of which are adjacent to our directly covered European countries. Due to the small volume of business from our EMEA distributor, we do not anticipate that this transition will have a material effect on our financial results in the next several years.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk; therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and income in our consolidated financial statements. In the third quarter of 2014, our net revenues were negatively impacted by $0.8 million and we incurred other foreign currency translation net losses of $2.1 million in Interest and Other Income (Expense) net, due to current fluctuations of the Euro to the U.S. Dollar.

•
Medical Device Excise Tax. During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the medical device excise tax ("MDET") which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our first quarter general and administrative expense by approximately $0.5 million. In June 2014, we received a $1.2 million refund for MDET paid in 2014 related to our aligners which reduced general and administrative expenses for the three months ended June 30, 2014. In the current quarter, MDET expense was lower by approximately $1.6 million compared to the same quarter in the prior year. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which it becomes probable and reasonably estimable.

•
Stock Repurchase Authorization. On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the first twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate Align to acquire any particular amount of common stock and depending on market conditions or other factors these purchases may be commenced or suspended at any time, or from time-to-time without prior notice. The authorization or continuance of any repurchases under stock repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such stock repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that our stock repurchase program will have a beneficial impact on our stock price. As of September 30, 2014, there is approximately $222.6 million remaining under the April 2014 stock repurchase program.

•
Accelerated Stock Repurchase Agreement. As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. We paid $70.0 million on April 29, 2014 and received an initial delivery of approximately 1.0 million shares based on the then current market price, which were retired. The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. Under the ASR, we received a total of approximately 1.4 million shares of our common stock for an average purchase price per share of $51.46. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.

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

Net revenues for our Clear Aligner segment by region and product and our Scanner segment by region for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions).

	For the Three Months Ended, September 30,				For the Nine Months Ended, September 30,
Clear Aligner:	2014	2013	Net Change	% Change	2014	2013	Net Change	% Change
Region
North America	$113.3	$103.9	$9.4	9.0%	$332.9	$303.2	$29.7	9.8%
International	53.4	38.9	14.5	37.3%	159.3	111.0	48.3	43.5%
Invisalign non-case net revenues	11.4	10.7	0.7	6.5%	33.9	34.2	(0.3)	(0.9)%
Total Clear Aligner net revenues	$178.1	$153.5	$24.6	16.0%	$526.1	$448.4	$77.7	17.3%
Product
Invisalign Full Products	$147.6	$125.1	$22.5	18.0%	$432.9	$361.2	$71.7	19.9%
Invisalign Express Products	19.2	17.7	1.5	8.5%	59.3	53.0	6.3	11.9%
Invisalign non-case net revenues	11.3	10.7	0.6	5.6%	33.9	34.2	(0.3)	(0.9)%
Total Clear Aligner net revenues	$178.1	$153.5	$24.6	16.0%	$526.1	$448.4	$77.7	17.3%
Scanner:
Region
North America	$11.6	$10.9	$0.7	6.4%	$36.6	$33.2	$3.4	10.2%
International	0.1	0.1	—	—%	0.3	0.3	—	—%
Total Scanner net revenues	$11.7	$11.0	$0.7	6.4%	$36.9	$33.5	$3.4	10.1%

Total net revenues	$189.9	$164.5	$25.4	15.4%	$563.1	$481.9	$81.2	16.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region and Product

Case volume data which represents Invisalign case shipments by region and product, for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands).

	For the Three Months Ended, September 30,				For the Nine Months Ended, September 30,
Region	2014	2013	Net Change	% Change	2014	2013	Net Change	% Change
North American Invisalign	85.4	80.1	5.3	6.6%	251.7	233.6	18.1	7.7%
International Invisalign	34.2	26.8	7.4	27.6%	99.4	77.6	21.8	28.1%
Total Invisalign case volume	119.6	106.9	12.7	11.9%	351.1	311.2	39.9	12.8%
Product
Invisalign Full Product Group	99.4	87.7	11.7	13.3%	290.3	251.8	38.5	15.3%
Invisalign Express Product Group	20.2	19.2	1.0	5.2%	60.8	59.4	1.4	2.4%
Total Invisalign case volume	119.6	106.9	12.7	11.9%	351.1	311.2	39.9	12.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $25.4 million and $81.2 million for the three and nine months ended September 30, 2014, respectively, as compared to the same period in 2013 primarily as a result of Invisalign case volume growth across all regions and most products.

Clear Aligner

In the three months ended September 30, 2014, Clear Aligner North America net revenues increased by $9.4 million or 9.0% compared to the same period in 2013 primarily due to Invisalign case volume growth of approximately $6.8 million across all channels and most products and, to a lesser extent, higher average selling prices ("ASP") which contributed approximately $2.6 million to the increase in net revenues. The increase in ASP was primarily a result of increased mid-course correction revenue in the current period compared to the same period in the prior year.

In the nine months ended September 30, 2014, Clear Aligner North America net revenues increased by $29.7 million or 9.8% compared to the same period in 2013 mainly due to Invisalign case volume growth of $23.3 million and, to a lesser extent, higher ASP which contributed approximately $6.4 million to the increase in net revenues. The increase in ASP was a result of a product mix shift towards higher priced Invisalign full products as well as increased mid-course correction revenue in the current period compared to the same period in the prior year.

In the three months ended September 30, 2014, Clear Aligner international net revenues increased by $14.5 million or 37.3% compared to the same period in 2013 primarily driven by Invisalign case volume growth of $10.8 million across all products and higher ASP which contributed approximately $3.6 million to the increase in net revenues. The increase in ASP was a result of a product mix shift towards higher priced Invisalign full products in the current period compared to the same period in the prior year as well as a favorable impact from foreign exchange rates.

In the nine months ended September 30, 2014, Clear Aligner international net revenues increased by $48.3 million or 43.5% compared to the same period in 2013 mainly due to Invisalign case volume growth of $31.5 million and, to a lesser extent, higher ASP which contributed approximately $16.7 million to increase in net revenues. The increase in ASP was primarily due to the impact from acquiring our distributor in the Asia Pacific region on April 30, 2013 as we now recognize direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement, as well as favorable impact from foreign exchange rates.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $0.7 million or 6.5% for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to increased Vivera volume both in North America and international.

Invisalign non-case net revenue decreased by $0.3 million or 0.9% for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one shipment in 2013, offset in part by increased Vivera volume both in North America and International for the nine months ended September 30, 2014.

Scanner and Services

Scanner and Services net revenues increased $0.7 million or 6.4% for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in the volume of services resulting from a larger installed base of scanners. This increase was offset in part by a decrease in scanner revenue which was primarily due to a decrease in the number of scanners recognized.

Scanner and Services net revenues increased $3.4 million or 10.1% for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in both scanner revenue as well as service revenue. The increase in scanner revenue was primarily due to an increase in the number of scanners recognized offset in part by lower scanner ASP as a result of promotional discounts as well as permanent price reductions. Additionally, scanner revenues for the nine months ended September 30, 2013 included a release of $1.4 million of revenue previously reserved for the iTero upgrade program which was completed in the first quarter of 2013. The increase in services revenue was primarily due to an increase in the volume of services resulting from a larger installed base of scanners.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Clear Aligner
Cost of net revenues	$37.0	$30.9	$6.1	$110.2	$96.3	$13.9
% of net segment revenues	20.8%	20.1%		20.9%	21.5%
Gross profit	$141.1	$122.7	$18.4	$415.9	$352.1	$63.8
Gross margin %	79.2%	79.9%		79.1%	78.5%
Scanner
Cost of net revenues	$7.8	$8.5	$(0.7)	$25.1	$24.0	$1.1
% of net segment revenues	66.5%	77.8%		67.8%	71.6%
Gross profit	$3.9	$2.4	$1.5	$11.9	$9.5	$2.4
Gross margin %	33.5%	22.2%		32.2%	28.4%
Total cost of net revenues	$44.8	$39.4	$5.4	$135.3	$120.3	$15.0
% of net revenues	23.6%	24.0%		24.0%	25.0%
Gross profit	$145.1	$125.1	$20.0	$427.8	$361.6	$66.2
Gross margin %	76.4%	76.0%		76.0%	75.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Cost of net revenues for our Clear Aligner and Scanner segments includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment used in the production process, amortization of acquired intangible assets from Cadent, training costs and stock-based compensation.

Clear Aligner

Gross margin decreased for the three months ended September 30, 2014 compared to the same period in 2013 as we experienced lower warranty costs in the prior year period corresponding with the change in our mid-course correction policy in June 2013. These were partially offset by a higher ASP.

Gross margin increased for the nine months ended September 30, 2014 compared to the same period in 2013 due to higher ASP. This was partially offset by increased costs from higher volumes from mid-course corrections.

Scanner

Gross margin increased for the three months ended September 30, 2014 compared to the same period in 2013 due to a product mix shift to lower cost products along with lower inventory reserves.

Gross margin increased for the nine months ended September 30, 2014 compared to the same period in 2013 due to increased absorption of manufacturing spend from higher production volumes and lower costs related to the discontinuation of OrthoCAD iQ services. This was partially offset by a lower ASP from price reductions.

Sales and marketing (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Sales and marketing	$52.4	$45.2	$7.2	$161.6	$135.4	$26.2
% of net revenues	27.6%	27.5%		28.7%	28.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Sales and marketing expense includes sales force and marketing compensation (including travel-related costs), media and advertising, clinical education, trade shows and industry events, product marketing, stock-based compensation and allocations of corporate overhead expenses including facilities and IT.

Sales and marketing expense for the three months ended September 30, 2014 increased compared to the same period in 2013 primarily due to higher compensation related costs of $2.3 million due to increased headcount as well as higher salaries and higher stock-based compensation. In addition, advertising, public relations and training costs increased due to increased advertising production, social media campaigns and increased customer training and study clubs.

Sales and marketing expense for the nine months ended September 30, 2014 increased compared to the same period in 2013 primarily due to higher compensation costs of $14.4 million due to increased headcount, including additional employees as a result of the acquisition of our APAC distributor on April 30, 2013, as well as higher salaries and higher stock-based compensation. In addition, we incurred higher advertising, trade show, public relations, and marketing expenses primarily due to increased advertising production and marketing campaigns, travel, trade shows, and events costs including our Europe and APAC Summit events and higher social media campaigns.

General and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
General and administrative	$28.3	$27.5	$0.8	$84.5	$84.9	$(0.4)
% of net revenues	14.9%	16.7%		15.0%	17.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

General and administrative expense primarily includes administrative personnel compensation costs including stock-based compensation, outside consulting services, legal expenses, depreciation and amortization expense, the medical device excise tax ("MDET") and allocations of corporate overhead expenses including facilities and IT.

General and administrative expense was relatively consistent for the three months ended September 30, 2014 compared to the same period in 2013. Compensation related expenses increased due to higher stock-based compensation as well as increases in credit card processing fees and consulting expenses; however, these increases were offset in part by a decrease in MDET expense of $1.6 million. As previously noted, in March 2014, the IRS informed us that our aligners are not subject to the MDET, which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET. There is no expense in the current year period for MDET related to our aligners. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

General and administrative expense for the nine months ended September 30, 2014 decreased slightly compared to the same period in 2013 primarily related to lower MDET of $5.0 million as our aligners are no longer subject to the tax in 2014 in relation to our aligners as well as lower outside litigation costs. These decreases were partially offset by higher compensation related expenses due to higher stock-based compensation and higher salaries along with higher credit card processing fees.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Research and development	$12.9	$10.9	$2.0	$39.5	$33.1	$6.4
% of net revenues	6.8%	6.6%		7.0%	6.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Research and development expense includes the personnel-related costs and outside consulting expenses associated with the research and development of new products and enhancements to existing products, corporate allocations, facility and facility related costs and stock-based compensation expense.

Research and development expense for the three and nine months ended September 30, 2014 increased compared to the same periods in 2013 almost entirely due to higher compensation costs as a result of higher bonuses and stock-based compensation as well as additional headcount and increased salaries.

Impairment of goodwill (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Impairment of goodwill	$—	$—	$—	$—	$40.7	$(40.7)
% of net revenues	—%	—%		—%	8.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

There was no impairment of goodwill charge recorded in the three or nine months ended September 30, 2014.

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

Impairment of long-lived assets (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Impairment of long-lived assets	$—	$—	$—	—	$26.3	$(26.3)
% of net revenues	—%	—%		—%	5.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

There was no impairment of long-lived assets charge recorded in the three or nine months ended September 30, 2014.

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

Interest and other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest and other income (expense), net	$(2.0)	$0.5	$(2.5)	(1.5)	(0.9)	$(0.6)

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expense), net, includes foreign currency translation gains and losses, interest income earned on cash, cash equivalents and investment balances and other miscellaneous charges.

Interest and other income (expense), net for the three and nine months ended September 30, 2014 decreased compared to the same periods in 2013 due to higher foreign exchange losses in the current year periods primarily as a result of the strengthening of the U.S. dollar to the Euro.

Income tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Provision for income taxes	$11.3	$7.4	$3.9	$34.3	$18.5	$15.8
Effective tax rates	22.8%	17.6%		24.4%	45.9%

Our provision for income taxes was $11.3 million and $7.4 million for the three months ended September 30, 2014 and 2013, respectively. This represents effective tax rates of 22.8% and 17.6%, respectively. The increase in our provision for income taxes was primarily due to higher pre-tax income, which was partially offset by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions.

Our provision for income taxes was $34.3 million and $18.5 million for the nine months ended September 30, 2014 and 2013, respectively. This represents effective tax rates of 24.4% and 45.9%, respectively. Our provision for income taxes reflects a negative impact from a $1.8 million adjustment related to prior years, offset by a jurisdictional shift in forecasted earnings from the U.S. to lower-tax non-U.S. jurisdictions. The effective tax rate for the nine months ended September 30, 2013 reflects a non-deductible goodwill impairment charge of $40.7 million recorded during the three months ended March 31, 2013.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of September 30, 2014, we maintained a valuation allowance of $35.4 million against deferred tax assets primarily related to foreign net operating loss carryforwards and capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended September 30, 2014, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $31.1 million as of September 30, 2014, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended September 30, 2014 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of September 30, 2014 and December 31, 2013, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$180,676	$242,953
Marketable securities, short-term	244,820	127,040
Marketable securities, long-term	136,017	101,978
Total cash, cash equivalents and short-term and long-term marketable securities	$561,513	$471,971

Cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash flow provided by (used in):
Operating activities	$155,294	$118,864
Investing activities	(171,373)	(199,989)
Financing activities	(46,918)	(48,902)
Effect of exchange rate changes on cash and cash equivalents	720	(520)
Net decrease in cash and cash equivalents	$(62,277)	$(130,547)

As of September 30, 2014, we had $561.5 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include commercial paper, corporate bonds, U.S. government agency bonds, U.S. dollar dominated foreign corporate bonds, U.S. government treasury bonds, municipal securities and asset-backed securities.

As of September 30, 2014, approximately $298.6 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the next twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. As part of this repurchase program, on April 28, 2014, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. to repurchase $70.0 million of our common stock. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock and received an initial delivery of approximately 1.0 million shares based on the then current market price, which were retired. The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. We received a total of 1.4 million shares under the ASR for an average purchase price per share of $51.46. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. In addition, during the three months ended September 30, 2014, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $54.22 per share, including commissions, for an aggregate purchase price of approximately $7.4 million. All repurchased shares were retired. We have $222.6 million remaining under the April 2014 stock repurchase program, $22.6 million of which we expect to purchase over the next six months. We expect to finance future stock repurchases with current cash on hand.

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of September 30, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

We believe that our current cash and cash equivalents and marketable securities combined with our positive cash flows from operations will be sufficient to fund our operations and stock repurchases for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations.  Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Operating Activities

For the nine months ended September 30, 2014, cash flows from operations of $155.3 million resulted primarily from our net income of approximately $106.3 million as well as the following:

Significant non-cash activities:

•	stock-based compensation of $29.3 million related to equity incentive compensation awards granted to our employees,

•	deferred taxes of $20.9 million, and

•	depreciation and amortization of property, plant and equipment and intangibles of $13.5 million, offset in part by

•	excess tax benefits from our share-based compensation arrangements of $18.9 million.

Significant changes in working capital:

•	an increase of $24.9 million in accounts receivable which is a result of the increase in net revenues,

•	an increase of $12.4 million in accrued and long term liabilities due to timing of payments and activities, and

•	an increase of $10.0 million in deferred revenues corresponding to the increases in revenues.

Investing Activities

Net cash used in investing activities was $171.4 million for the nine months ended September 30, 2014 primarily consisting of purchases of marketable securities of $350.6 million, and property, plant and equipment purchases of $17.0 million. These outflows were partially offset by $196.4 million of maturities and sales of our marketable securities.

For the remainder of 2014, we expect to spend an additional $20.0 million to $25.0 million on capital expenditures for estimated total capital expenditures of $37.0 million to $42.0 million for 2014 primarily for additional manufacturing capacity and infrastructure. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $46.9 million for the nine months ended September 30, 2014 primarily resulting from $77.4 million for the repurchase of our common stock and $5.8 million related to payroll taxes paid for vesting of restricted stock units through share withholdings. These outflows were offset in part by $17.4 million in proceeds from issuance of common stock and $18.9 million from excess tax benefits from our share-based compensation arrangements.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align’s current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorneys’ fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an Order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action. On October 14, 2014, an Order was entered staying this derivative lawsuit until a ruling by the Ninth Circuit in the Securities Action discussed above. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses.

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

•
political, social and economic instability, including as a result of increased levels of violence in Juarez, Mexico or the Middle East. We cannot predict the effect on us of any future armed conflict, political instability or violence in these regions. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and are subject to being called for additional active duty under emergency circumstances. We cannot predict the full impact of these conditions on us in the future, particularly if emergency circumstances or an escalation in the political situation occurs. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at full capacity;

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

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. We are in the process of implementing a multi-year, company-wide program to transform certain business processes or extend established processes, including the transition to a single enterprise resource planning ("ERP") software system to perform various functions. The implementation of additional functionality to the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. During transitions we must continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management's attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to the project, this may have an adverse impact on our financial condition and operating results.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2014, we had issued 341 U.S. patents, 132 pending U.S. patent applications, and 251 foreign issued patents, and 130 pending foreign patent applications.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.  As of September 30, 2014, our North American sales organization consisted of approximately 280 people. Internationally, we had approximately 160 people engaged in direct sales and sales support as of September 30, 2014. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish and maintain strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

In addition, as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and discourage the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being considered by the European Union. The implementation of the existing U.S. requirements and any additional requirements in Europe could affect the sourcing and availability of metals used in the manufacture of a limited number of parts (if any) contained in our products. For example, the implementation of these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

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

During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the MDET; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our general and administrative expense for the nine months ended September 30, 2014 by approximately $5.0 million compared to the prior year period. The excise tax expense was $5.3 million for the nine months ended September 30, 2013; however, MDET for the nine months ended September 30, 2014 was reduced to $0.3 million due to the changes noted above. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is undeterminable. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable. The MDET is included in general and administrative expenses in the consolidated statements of operations.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, our income taxes were reduced by $22.8 million and $18.0 million for nine months ended September 30, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.28 and $0.22 in 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the income taxes was reduced by $7.7 million and $6.1 million, respectively, representing a benefit to diluted net income per share of $0.09 and $0.08, respectively. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2012.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended September 30, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)		Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
July 1, 2014 through July 31, 2014	363,625	$57.75	363,625	(2)	$230,000,000
August 1, 2014 through August 31, 2014	53,400	$54.40	53,400		$227,094,862
September 1, 2014 through September 30, 2014	83,400	$54.10	83,400		$222,583,243

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
(2)    As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock, with an initial delivery of approximately 1.0 million shares based on the then current market price. The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. We received a total of 1.4 million shares under the ASR for an average purchase price per share of $51.46. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.

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

ALIGN TECHNOLOGY, INC.

October 30, 2014	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.29	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*