Form 10-K
period 2014-12-31
ALIGN TECHNOLOGY INC
filed 2015-02-26
CIK 1097149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,457,461,725 as of June 30, 2014 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 20, 2015, 80,720,243 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2014

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign Teen, Vivera, SmartForce, SmartTrack, SmartStage, Power Ridge, iTero, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

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

We have two operating segments: (1) Clear Aligner, known as the Invisalign System; and (2) Scanners and Services ("Scanner"), known as the iTero intra-oral scanner and OrthoCAD services and formerly referred to as our Scanners and CAD/CAM Services segment ("SCCS"). For the year ended December 31, 2014, Clear Aligner revenues represent approximately 94 percent of worldwide revenue, while Scanners represent the remaining 6 percent of worldwide revenues. We distribute the vast majority of our products directly to our customers: orthodontists and general practitioner dentists ("GPs"), as well as to restorative dentists, including prosthodontists, periodontists, and oral surgeons.

We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Invisalign System in 1998. The Invisalign System is regulated by the FDA as a Class II medical device. In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course. The Invisalign System is primarily sold through a direct sales force in the United States ("U.S."), Canada, Europe, and certain Asia Pacific countries including Australia, New Zealand, China and Japan. We use a distributor model for the sale of our products in non-core country markets in the Asia Pacific, Europe, Middle East and Africa ("EMEA"), and Latin America regions.

We acquired the iTero digital intra-oral scanner and CAD/CAM services business, our Scanner segment, in April 2011. Our iTero scanner is used by dental professionals and/or labs and services for restorative and orthodontic digital procedures as well as Invisalign digital impression submission. We received 501(k) clearance from the FDA to market iTero software for expanded indications in 2013. Scanners and CAD/CAM Services are primarily sold through our direct sales force in North America and in select international markets primarily through distribution partners.
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

Scanners and Services Segment

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

Our Products and Services

Our net revenues are generated from the sale of the following product offerings:

	Fiscal Year
Percentage of Net Revenues by Product	2014	2013	2012
Invisalign Full Products	77%	75%	78%
Invisalign Express Products	11	11	9
Invisalign Non-case*	6	7	5
Scanners and Services	6	7	8
Total net revenues	100%	100%	100%

*	Non-case net revenues include retainers, training revenues, and ancillary offerings under our Clear Aligner product lines

Clear Aligner Products

Invisalign Full. Used for a wide range of malocclusion, the Invisalign Full treatment consists of the number of aligners necessary to achieve the doctor’s treatment goals. Invisalign Full treatment aligners are manufactured and then delivered to the dental professionals in a single shipment.  Invisalign Full is sold in the U.S., Canada, and our international regions. The Invisalign Full product is included in "Invisalign Full Products."

Invisalign Teen. The Invisalign Teen treatment includes all the features of Invisalign Full treatment, plus additional features that address the orthodontic needs of teenage patients such as compliance indicators, compensation for tooth eruption and six free single arch replacement aligners. This product is predominantly marketed to orthodontists who treat the vast majority of malocclusion in teenage patients.  Invisalign Teen treatment aligners (other than the replacement aligners) are manufactured and then delivered to the dental professionals in a single shipment. Invisalign Teen is sold in the U.S., Canada, and our international regions. The Invisalign Teen product is included in "Invisalign Full Products".

Invisalign Assist. Used for anterior alignment and aesthetically-oriented cases, the Invisalign Assist treatment offers added support to our dental practitioners throughout the treatment process, including progress tracking that allows the dental professional to submit new impressions every nine stages. When the progress tracking feature is selected, aligners are shipped to the dental professional after every nine stages thereby helping to achieve successful treatment outcomes. Predominantly marketed to GPs, Invisalign Assist is intended to make it easier to select appropriate cases for their experience level or treatment approach, submit cases more efficiently and manage appointments with suggested tasks. Invisalign Assist is sold in the U.S. and Canada. The Invisalign Assist product is included in "Invisalign Full Products".

Invisalign Express (10 and 5) and Invisalign Lite/i7. Invisalign Express treatment, Invisalign Lite treatment and Invisalign i7 treatment are lower-cost solutions for less complex orthodontic cases, non-comprehensive treatment relapse cases, or straightening prior to restorative or cosmetic treatments such as veneers. Invisalign Express 10 and Invisalign Express 5, which are sold in the U.S. and Canada, uses up to 10 and 5 sets of aligners, respectively. Invisalign Lite and Invisalign i7, sold in our international regions, uses up to 14 and 7 sets of aligners, respectively. For Invisalign Express/Lite/i7, aligners are manufactured and then delivered to the dental professionals in a single shipment. The Invisalign Express (10 and 5) products and Invisalign Lite /i7 products are included in "Invisalign Express Products".

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

Feature Enhancements. We have consistently introduced enhanced features across the Invisalign System over the past several years, such as Invisalign G3 (launched in October 2010), Invisalign G4 (launched in November 2011), and Invisalign G5 (launched in February 2014). Most recently, in November 2014, we announced the upcoming release of Invisalign G6 clinical innovations for first premolar extraction. These feature enhancements are a collection of clinical innovations designed to address some of the most significant treatment challenges doctors encounter.

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

Invisalign G6 is engineered to improve clinical outcomes for orthodontic treatment of severe crowding and bimaxillary protrusion. Invisalign G6 clinical innovations will be available to Invisalign-trained providers beginning in the first quarter of 2015 with limited commercialization, followed by full commercialization in Asia Pacific, Europe, Middle East and Africa, and Latin America geographies throughout 2015 and North America in early 2016. Invisalign G6 feature enhancements include:

•
New SmartStage programmed tooth movements that optimize the progression of tooth movements and provide aligner activation, engineered to eliminate unwanted tipping and unwanted anterior extrusion during retraction.

•
New SmartForce features that are designed to deliver the force systems necessary to achieve predictable tooth movements. These new features include Optimized Retraction Attachments, designed to work with SmartStage technology for effective bodily movement during canine retraction, with or without elastics, and new Optimized Anchorage Attachments, designed to work with SmartStage technology to maximize posterior anchorage.

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

Scanners and Services Products

Scanners

iTero Scanner. The iTero scanner is available as a single hardware platform with software options for restorative or orthodontic procedures. The iTero scanner includes our innovative powderless technology and features a modern design, scanning wand and easy-to-use keyboard design with full color model rendering, enabling clinicians to show patients a life-like final model of their scanned dentition. We market and sell the iTero in North America and in select international markets.

The iTero scanner is interoperable with our Invisalign treatment such that a full arch digital scan can be submitted for the Invisalign case submission process treatment. In January 2014, we announced that we qualified the 3M™ True Definition scanner for use with Invisalign case submissions. This qualification enables Invisalign providers with a True Definition scanner to submit a digital impression in place of a traditional PVS impression as part of the Invisalign case submission process. We support an open systems approach to digital impressions and continue to work with intraoral scanning companies interested in developing interoperability for use with Invisalign treatment.

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

In the past year, we have expanded the digital workflow options to include several partnerships which provide our customers with a broader spectrum of CAD/CAM options. Connectivity partnership announcements include:

•	IOS Technologies Inc, a wholly owned subsidiary of Glidewell Laboratories, provides the option to mill same-day restorations in the office.

•	DENTSPLY Implants featuring connectivity with ATLANTIS™ custom abutments.

•	Zimmer Dental, Inc. with connectivity with Zimmer Zfx custom abutments for implants.

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

2.
Doctor Preference. We want all of our doctors to have the confidence and motivation to lead with Invisalign for every patient that walks into their practice. We strive to achieve this by investing in two areas. First, continuing to improve product predictability and applicability for more complex cases thereby expanding the types of malocclusion that our Invisalign products can treat. As an example, we launched Invisalign G5 in February 2014, which represented our first set of features engineered specifically to treat deep bite malocclusion. We estimate that deep bite manifests itself in approximately 30% to 40% of the orthodontic cases treated worldwide depending on geography. We also recently announced the upcoming release of Invisalign G6 clinical innovations for first premolar extractions. The nature of malocclusion that requires first premolar tooth extraction is an orthodontic problem that affects more than 50% of people in Asia, 20% in Europe and 12% in North America. Secondly, enhancing the customer’s experience by making it easier to treat with and integrate Invisalign into their practices. As an example, we launched ClinCheck Pro in February 2014, the next generation Invisalign treatment software tool, designed to simplify the treatment process and help our doctors achieve their treatment goals.

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

Sales and Marketing

Our sales efforts are focused primarily on the Invisalign System and continuing to increase adoption and utilization by orthodontists and GPs worldwide. In North America, Europe and certain Asia Pacific country markets, we have direct sales and support organizations, which includes quota carrying sales representatives, sales management, and sales administration.

Currently, we have several distribution partners that sell the Invisalign System in smaller non-core country markets in the EMEA, Asia Pacific and Latin America regions. We evaluate adding distribution partners in other non-core country markets on a case-by-case basis or assess modifying our current distribution agreements, as our international business grows. We continued

to expand in our existing markets through targeted investments in sales coverage, professional marketing and education programs, along with consumer marketing in selected country markets. In addition, given the significant long term potential the EMEA geography represents and the support we can now provide by utilizing our direct coverage model in Europe, beginning in February 2014, we began the transition of a small number of countries into direct sales regions. We continued the transition of additional smaller countries during the year which will continue through February 2015. We expect to leverage our existing infrastructure and resources to bring sales coverage and customer support to these countries, most of which are adjacent to our directly covered European countries. Due to the small volume of business from our EMEA distributor, we do not anticipate that this transition will have a material effect on our financial results in the next several years.

For the iTero scanner, we have a small team of direct sales representatives in North America. Our intra-oral scanner sales team leverages leads generated by our Invisalign sales and marketing resources, including customer events and industry trade-shows. We sell the iTero scanner in select country markets internationally and will look to grow the scanner business over time.

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

We provide training, marketing and clinical support to orthodontists and GPs. In 2014, we had approximately 43,340 active Invisalign providers.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign System as the standard method for treating malocclusion and our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans. Our research and development expenses were $52.8 million, $44.1 million, and $42.9 million for the year ended December 31, 2014, 2013 and 2012, respectively.

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

Intellectual Property

We believe our intellectual property position represents a substantial business advantage. As of December 31, 2014, we had 352 issued U.S. patents, 97 pending U.S. patent applications, and 257 foreign issued patents, as well as 108 pending foreign patent applications.

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

Seasonal Fluctuations

General economic conditions impact our business and financial results, and we experience seasonal trends related to our two operating segments, customer channels and the geographic locations that we serve. For example, European sales of Invisalign treatment are often weaker in the summer months due to our customers and their patients being on holiday. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and therefore tend to start fewer cases. For our Scanner segment, capital equipment sales are often stronger in the fourth calendar quarter. Consequently, these seasonal trends have caused and may continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Backlog

Due to the individualized nature of an Invisalign treatment which is prescribed by a doctor, no two cases are alike, and we maintain relatively low levels of backlog. The period from which a treatment data package (or “a case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan. Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan. Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped.  Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future Invisalign sales. Our quarterly Invisalign revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter.  We define our intra-oral scanner backlog as orders where payment is reasonably assured and credit and financing is approved but the scanner has not yet shipped. Our intra-oral scanner backlog as of December 31, 2014 was not material.

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

Our customers are healthcare providers that may be reimbursed by federally funded programs such as Medicaid or a foreign national healthcare program, each of which may offer some degree of oversight. Many government agencies, both domestic and foreign, have increased their enforcement activities with respect to healthcare providers and companies in recent years. Enforcement actions and associated defense can be expensive, and any resulting findings carry the risk of significant civil and criminal penalties. For example, the U.S. Federal Physician Payment Sunshine Act went into effect in 2014 which requires public transparency of transfers of value to physicians.

We are also subject to numerous data protection requirements that span from individual state and national laws in the US to multinational requirements in the EU. In the U.S., final regulations implementing amendments to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective in the latter part of 2013 with the HIPAA Omnibus Rule. The EU is currently considering a proposal to enact legislation governing data protection which would transform the current mix of European countries’ laws to one overarching multinational law. Meanwhile, the Asia Pacific region has also seen rapid development of privacy laws, including in Singapore, Hong Kong, and Australia. We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

Employees

As of December 31, 2014, we had approximately 3,580 employees, including 2,320 in manufacturing and operations, 730 in sales and marketing which includes customer care, 260 in research and development and 270 in general and administrative functions.

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

Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 26, 2015:

Name	Age	Position
Thomas M. Prescott	59	President and Chief Executive Officer
David L. White	59	Chief Financial Officer
Jennifer M. Erfurth	45	Vice President, Global Human Resources
Roger E. George	49	Vice President, Corporate and Legal Affairs and General Counsel
John P. Graham	46	Vice President, Marketing and Chief Marketing Officer
Timothy A. Mack	56	Vice President, Business Development
Raphael Pascaud	43	Vice President, International
Christopher C. Puco	54	Vice President, North American Sales
Zelko Relic	50	Vice President, Research & Development
Emory M. Wright	45	Vice President, Operations

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

Roger E. George has served as our Vice President, Corporate and Legal Affairs and General Counsel since July 2002.  Prior to joining us, Mr. George was the Chief Financial Officer, Vice President of Finance and Legal Affairs and General Counsel of SkyStream Networks, a privately held broadband and broadcast network equipment company.  Prior to SkyStream, Mr. George was a partner at Wilson Sonsini Goodrich & Rosati, P.C. in Palo Alto, California.

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

Zelko Relic was appointed Vice President, Research & Development in December 2013. Prior to joining Align, Mr. Relic was Vice President, Engineering for Datalogic Automation, a global leader in automatic data capture and industrial automation markets from 2012. Mr. Relic was previously Vice President, Engineering at Danaher Corporation, Accu-Sort Systems business from 2010 to 2012 before it was acquired by Datalogic Automation. From 2005 to 2010, he was at Siemens Medical Solutions USA, most recently as Vice President, and from 2002 to 2004 he held senior management positions in engineering at Kulicke & Soffa Industries, designers and manufactures of semiconductor products. He also held management positions at KLA-Tencor, manufacturer of metrology tools from 1994 to 2000.

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

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a weakness in general economic conditions.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in consumer spending on higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intra-oral scanners. In addition, Invisalign treatment, which currently accounts for the vast majority of our net revenues, represents a significant change from traditional orthodontic treatment, and customers and consumers may be reluctant to accept it or may not find it preferable to traditional treatment. We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign treatment as both an alternative to braces and as a clinical method for the treatment of malocclusion, but a number of dental professionals believe that the Invisalign treatment is appropriate for only a limited percentage of their patients. Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.

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

We provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions or consumer rebate programs; if we expand our discount programs in the future or participation in these programs increases; if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue our average selling prices would be adversely affected and our net revenues, gross profit, gross margin and net income may be reduced. Furthermore, although the U.S. dollar is our reporting currency, a portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of net revenues and net income in our consolidated financial statements.

As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel.  In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects.

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

•
changes in the timing of when revenue is recognized, including as a result of the introduction of new products or promotions, modifications to our terms and conditions or as a result of changes to critical accounting estimates or new accounting pronouncements;

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

Our key production steps are performed in operations located outside of the U.S.  At our facility in San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico. In addition to the research and development efforts conducted in our San Jose, California facility, we also carry out research and development at locations in Moscow, Russia. In addition, our customer-care, accounts receivable, credit and collections and customer event registration organizations are located at our facility in San Jose, Costa Rica. We also have operations in Israel where the design and wand assembly and our intra-oral scanner are manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations, including any travel restrictions to or from our facilities located in Russia and Israel;

•	fluctuations in currency exchange rates;

•	increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances back to the U.S.;

•	import and export license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

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

•
although it is our intention to indefinitely reinvest earnings outside the U.S., restrictions on the transfer of funds held by our foreign subsidiaries, including with respect to restrictions on our ability to repatriate foreign cash to the U.S at favorable tax rates;

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

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. We are in the process of implementing a multi-year, company-wide program to transform certain business processes or extend established processes, including the transition to a single enterprise resource planning ("ERP") software system to perform various functions. The implementation of additional functionality in the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. During transitions we must continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management's attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to the project, this may have an adverse impact on our financial condition and operating results.

 If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have customer disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, or suffer other adverse consequences. In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally develop or procure from third parties which we depend upon may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, net revenues and operating results.

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. Many of these manufacturers, including Danaher Corporation, 3M, Sirona Dental Systems, Inc. and Dentsply International, have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive. The expiration of certain key patents commencing in 2017 owned by us may result in additional competition. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive.  If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of December 31, 2014, we had issued 352 U.S. patents, 97 pending U.S. patent applications, and 257 foreign issued patents, and 108 pending foreign patent applications.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.  As of December 31, 2014, our North American sales organization consisted of approximately 280 people. Internationally, we had approximately 160 people engaged in direct sales and sales support as of December 31, 2014. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish and maintain strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the MDET; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our general and administrative expense for the year ended December 31, 2014 by approximately $6.8 million compared to the prior year period. The excise tax expense was $7.1 million for the year ended December 31, 2013; however, MDET for year ended December 31, 2014 was reduced to $0.3 million due to the changes noted above. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is undeterminable. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which it becomes probable and reasonably estimable. The MDET is included in general and administrative expenses in the consolidated statements of operations.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, our income taxes were reduced by $32.5 million and $27.7 million for the year ended December 31, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.40 and $0.34 in 2014 and 2013, respectively. Income taxes were reduced by $9.7 million in both the three months ended December 31, 2014 and 2013, representing a benefit to diluted net income per share of $0.12 in each period. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2012.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy several leased and owned facilities with total office and manufacturing area of over 870,000 square feet.  At December 31, 2014, the significant facilities were occupied as follows:

Location	Lease/Own	Primary Use	Segment	Expiration of lease
San Jose, California	Lease	Office for corporate headquarters, research & development and administrative personnel	Clear Aligner and Scanner	September 2017
San Jose, Costa Rica	Lease	Office for administrative personnel, manufacturing personnel, and customer care	Clear Aligner and Scanner	November 2017
Juarez, Mexico	Own	Manufacturing and office facility for manufacturing and administrative personnel	Clear Aligner and Scanner	N/A
Or Yehuda, Israel	Lease	Manufacturing and office for manufacturing, administrative personnel, and research and development	Scanner	October 2017
Amsterdam, The Netherlands	Lease	Office for international headquarters, sales and marketing and administrative personnel	Clear Aligner	April 2017
Moscow, Russia	Lease	Office for research and development	Clear Aligner and Scanner	April 2017
In February 2015, we purchased another facility in Juarez, Mexico in order to expand our manufacturing capacity to support additional growth. We believe that our facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2014:
Fourth quarter	$57.72	$43.27
Third quarter	$57.79	$51.29
Second quarter	$57.50	$47.22
First quarter	$65.10	$50.37
Year Ended December 31, 2013
Fourth quarter	$60.00	$41.83
Third quarter	$49.08	$36.92
Second quarter	$38.74	$29.53
First quarter	$33.70	$25.61

On February 20, 2015, the closing price of our common stock on the NASDAQ Global Market was $56.81 per share.  As of January 31, 2015 there were approximately 110 holders of record of our common stock.  Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Align Technology, Inc., the NASDAQ Composite Index,
and S&P 1500 Composite Health Care Equipment & Supplies
$350
$300
$250
$200
$150
$100
$50
$0
12/31/09
6/30/10
12/31/10
6/30/11
12/31/11
6/30/12
12/31/12
6/30/13
12/31/13
6/30/14
12/31/14
Align Technology, Inc.
NASDAQ Composite
S&P 1500 Composite Health Care Equipment & Supplies

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended December 31, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
October 1, 2014 through October 31, 2014	280,015	$47.59	280,015	$209,257,956
November 1, 2014 through November 30, 2014	85,584	$53.31	85,584	$204,695,591
December 1, 2014 through December 31, 2014	51,900	$56.40	51,900	$201,768,477

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

In addition, in January 2015, our Board of Directors has authorized the next $100 million under the program to be repurchased which we anticipate completing within twelve months. We expect to finance future stock repurchases with current cash on hand.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2014.  The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have derived the statement of operations data for the year ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the year ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Net revenues [1]	$761,653	$660,206	$560,041	$479,741	$387,126
Gross profit [2]	$578,443	$498,106	$416,388	$361,283	$303,417
Income from operations [3]	193,576	94,212	85,592	90,360	102,734
Other income (expense), net	(3,207)	(1,073)	(1,296)	(419)	(731)
Net income before provision for income taxes [3]	190,369	93,139	84,296	89,941	102,003
Provision for income taxes	44,537	28,844	25,605	23,225	27,750
Net income [3]	$145,832	$64,295	$58,691	$66,716	$74,253
Net income per share
Basic	$1.81	$0.80	$0.73	$0.86	$0.98
Diluted	$1.77	$0.78	$0.71	$0.83	$0.95
Shares used in computing net income per share:
Basic	80,754	80,551	80,529	77,988	75,825
Diluted	82,283	82,589	83,040	80,294	78,080

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working capital [4]	$455,349	$369,338	$330,022	$236,699	$295,637
Total assets	987,997	832,147	756,312	649,264	476,943
Total long-term liabilities	33,415	22,839	19,224	10,366	6,222
Stockholders’ equity	$752,771	$633,970	$581,317	$490,781	$377,747

[1]
Net revenues for the year ended December 31, 2011 include eight months of revenues from our Scanners and Services segment of approximately $28.0 million as a result of our acquisition of Cadent Holdings, Inc. on April 29, 2011.  Net revenues for the year ended December 31, 2010 include a $14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners.

[2]	Gross profit includes:

•	$1.7 million out of period adjustment in 2013 (See Note 1 in the Financial Statements)

•	$0.2 million acquisition and integration related costs, $0.9 million amortization of intangible assets, and $0.5 million of exit costs in 2012

•	$0.4 million acquisition and integration related costs, $0.7 million amortization of intangible assets, and $0.8 million for exit costs in 2011

•
$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners and $0.8 million for amortization of prepaid royalties related to the litigation settlement with Ormco in 2010

[3]	Income from operations, net income before provision for income taxes, and net income includes the following, net of taxes:

•	$1.8 million out of period income tax adjustment in 2014 (see Note 1 in the Financial Statements)

•	$40.7 million and $26.3 million of goodwill and long-lived asset impairment, respectively, in 2013

•	$1.9 million, net of tax, out of period adjustment in 2013 (see Note 1 in the Financial Statements)

•	$36.6 million of goodwill impairment, $1.3 million acquisition and integration related costs, $4.5 million of amortization of intangible assets, and $0.8 million of exit costs in 2012

•

•	$10.0 million acquisition and integration related costs, $3.2 million of amortization of intangible assets, and exit costs of $1.1 million in 2011

•	$14.3 million release of previously deferred revenue for Invisalign Teen replacement aligners in 2010

•	$0.8 million of amortization of prepaid royalties related to the litigation settlement with Ormco in 2010

•	$4.5 million related to the class action litigation settlement with Leiszler in 2010

•
$8.7 million benefit related to an insurance settlement over a disputed coverage under our general liability umbrella that was not previously reimbursed by our insurer related to the OrthoClear litigation in 2010

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
We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. orthodontists in 1999 followed by U.S. General Practitioner Dentists ("GPs") in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia Pacific, Latin America, and Europe Middle East and Africa ("EMEA"), and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera Retainers. By 2011, we launched significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign to the People’s Republic of China. In 2013, we launched SmartTrack, the next generation of Invisalign clear aligner material, which became the new standard aligner material for Invisalign products in North America, Europe and other international markets where we have obtained regulatory approval. Over the last several years’ we have continued to build upon our technology and expertise to deliver enhanced clinical innovations aimed at helping our customers treat some of the most challenging cases. These innovations, both launched in early 2014, include Invisalign G5, specifically designed for treatment of deep bite malocclusion, as well as ClinCheck Pro, the next generation Invisalign treatment software tool designed to help Invisalign providers achieve their treatment goals. Most recently, in November 2014, we announced the upcoming release of Invisalign G6 clinical innovations for first premolar extraction.
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
The Invisalign System is offered in more than 80 countries and has been used to treat more than 3.0 million patients. Our iTero intra-oral scanner, which is primarily sold in North America, provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 2,400 dental labs worldwide.
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

The successful execution of our business strategy and our results in 2014 and beyond may be affected by a number of other factors, which are updated below:

•
New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability, and ease of use for our customers, which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with Invisalign G5 for deep bite treatment. Launched in February 2014, Invisalign G5 was engineered to help doctors achieve even better clinical outcomes when treating patients with deep bites - a prevalent orthodontic problem. In North America, in February 2014, we also launched ClinCheck Pro, the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. We intend to launch ClinCheck Pro in our other country markets in the first quarter of 2015. Most recently, in November 2014, we announced the upcoming release of Invisalign G6 clinical innovations for first premolar extraction. Invisalign G6 is engineered to improve clinical outcomes for orthodontic treatment of severe crowding and bimaxillary protrusion. Invisalign G6 clinical innovations will be available to Invisalign-trained providers beginning in the first quarter of 2015 with limited commercialization, followed by full commercialization in Asia Pacific, Europe, Middle East and Africa ("EMEA"), and Latin America geographies throughout 2015 and North America in early 2016. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the fourth quarter of 2014 was 4.4 cases per doctor which is flat when compared to the third quarter of 2014; however, in the fourth quarter of 2013, utilization rates increased for our International doctors which was offset by a decrease in utilization by our North American orthodontic doctors. The decrease by our North American orthodontic doctors reflects a seasonal decline in the number of teen-aged cases shipped as summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year. On a year-over-year basis, total utilization of 4.4 cases per doctor in the fourth quarter of 2014 remained flat compared to the fourth quarter of 2013. We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign, along with the implementation of our Go-To-Market strategy (as discussed below). However, we expect that our utilization rates may fluctuate from period to period.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2014, Invisalign growth was driven primarily by increased utilization by our North American orthodontist doctors and International doctors as well as by the continued expansion of our customer base as we trained a total of 9,440 new Invisalign doctors, of which 56% were trained internationally. GPs are one of the keys to driving growth in the adult segment, and, in 2014, we launched Invisalign Fundamentals, a new training course, designed to improve practice integration and increase utilization for newly trained doctors. We have implemented this new Invisalign Fundamentals program across North America and will look for opportunities to adjust our international training programs as we work to help our GP practices worldwide more successfully adopt Invisalign into their practices. We believe that this new training approach has the potential to increase the number of doctors submitting cases 90-days post-training, as well as the number of cases submitted per doctor.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. International volume increased 28.6% in 2014 from 2013 driven primarily by growth in Europe as well as by strong performance in the Asia Pacific region. In 2015, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region.

•
Go-To-Market Evolution. In order to provide more comprehensive sales and service coverage, we are currently implementing an updated go-to-market strategy with an expanded team and new structure in North America. In order to ensure our North America sales and marketing team can increase time in-office and help each practice become more successful, we are in the process of adding approximately 50 sales team members in 2015, the majority of which are in place as of the date of this Form 10-K. We believe that these investments in a refined go-to-market strategy and the strategic deployment of more people will improve adoption and utilization of Invisalign by our customers.

•	Operating Expenses. We expect operating expenses to increase in 2015 compared to 2014 due in part to:

▪	the increase in North American sales force coverage discussed above, as well as additions to our sales force in EMEA and Asia Pacific regions

▪
infrastructure investments, including a project to implement a new enterprise resource planning system which we started in late 2014 with expected "go-live" for various modules and subsidiaries throughout 2016; and

▪	investments in new products and markets like our recently announced intention to develop new products for dentists who treat mild to moderate obstructive sleep apnea with oral appliance therapy.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•
Increase in Invisalign Selling Price. We have historically invested in research and development and continuous product innovation. In order to continue and even accelerate this product innovation cycle, we recently announced a price increase of $50 per treatment, or approximately 3%, on Invisalign Full and Invisalign Teen products, effective April 1, 2015 in North America. The prices for Invisalign Assist, Invisalign Express 10 and Invisalign Express 5 products will remain unchanged.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk; therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and income in our consolidated financial statements. In the third and fourth quarter of 2014 combined, our net revenues were negatively impacted by $3.1 million, and we incurred foreign currency translation net losses of $4.1 million in Interest and Other Income (Expense) net, primarily due to the weakening of the Euro and other foreign currencies relative to the

U.S. Dollar. If the U.S. Dollar continues to strengthen compared to other foreign currencies, including the Euro, our reported amount of net revenues and income will be negatively impacted compared to the same period last year.

•
Medical Device Excise Tax. During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the medical device excise tax ("MDET") which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners. In June 2014, we received a $1.2 million refund for MDET paid in 2014 related to our aligners which reduced general and administrative expenses for the three months ended June 30, 2014. For the year ended December 31, 2014, MDET expense was lower by approximately $6.8 million compared to the prior year. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which it becomes probable and reasonably estimable.

•
Stock Repurchase Authorization. On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the first twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate Align to acquire any particular amount of common stock and depending on market conditions or other factors these purchases may be commenced or suspended at any time, or from time-to-time without prior notice. The authorization or continuance of any repurchases under stock repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such stock repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that our stock repurchase program will have a beneficial impact on our stock price. As of December 31, 2014, there is approximately $201.8 million remaining under the April 2014 stock repurchase program, of which $1.8 million was repurchased in January 2015. In addition, in January 2015, our Board of Directors has authorized the next $100.0 million under the program to be repurchased which we anticipate completing within twelve months. We expect to finance future stock repurchases with current cash on hand.

Results of Operations

Net revenues by Reportable Segment Comparison for Year Ended December 31, 2014, 2013 and 2012:

We group our operations into two reportable segments: Clear Aligner segment and Scanner and Services segment.

•
Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Teen and Assist ("Full Products"), Express/Lite ("Express Products"),Vivera retainers, along with our training and ancillary products for treating malocclusion.

•
Our Scanner and Services segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

Net revenues for our Clear Aligner segment by region and product and our Scanner segment by region for the year ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Year Ended				Year Ended
	December 31, 2014	December 31, 2013	Change		December 31, 2013	December 31, 2012	Change
Clear Aligner
Region and Channel
North America	$446.6	$408.2	$38.4	9.4%	$408.2	$361.1	$47.1	13.0%
International	219.7	161.7	$58.0	35.9%	161.7	124.8	36.9	29.6%
Invisalign non-case net revenues	46.2	44.7	$1.5	3.4%	44.7	30.7	14.0	45.6%
Total Clear Aligner net revenues [1]	$712.5	$614.6	$97.9	15.9%	$614.6	$516.6	$98.0	19.0%
Product
Invisalign Full Products	$585.7	$497.5	$88.2	17.7%	$497.5	$434.4	$63.1	14.5%
Invisalign Express Products	80.6	72.4	8.2	11.3%	72.4	51.5	20.9	40.6%
Invisalign non-case net revenues	46.2	44.7	1.5	3.4%	44.7	30.7	14.0	45.6%
Total Clear Aligner net revenues	$712.5	$614.6	$97.9	15.9%	$614.6	$516.6	$98.0	19.0%

Scanner:
Region
North America	$48.7	$45.3	$3.4	7.5%	$45.3	$42.2	$3.1	7.3%
International	0.4	0.3	0.1	33.3%	0.3	1.2	(0.9)	(75.0)%
Total Scanner net revenues	$49.1	$45.6	$3.5	7.7%	$45.6	$43.4	$2.2	5.1%

Total net revenues	$761.6	$660.2	$101.4	15.4%	$660.2	$560.0	$100.2	17.9%
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

Clear Aligner Case Volume by Channel and Product

Case volume data which represents Invisalign case shipments by region and product, for the year ended December 31, 2014, 2013 and 2012 as follows (in millions):

	Year Ended				Year Ended
Region and Channel	December 31, 2014	December 31, 2013	Change		December 31, 2013	December 31, 2012	Change
North American Invisalign	338.5	313.9	24.6	7.8%	313.9	276.7	37.2	13.4%
International Invisalign	139.5	108.5	31.0	28.6%	108.5	86.8	21.7	25.0%
Total Invisalign case volume	478.0	422.4	55.6	13.2%	422.4	363.5	58.9	16.2%
Product
Invisalign Full Product Group	395.1	343.4	51.7	15.1%	343.4	304.8	38.6	12.7%
Invisalign Express Product Group	82.9	79.0	3.9	4.9%	79.0	58.7	20.3	34.6%
Total Invisalign case volume	478.0	422.4	55.6	13.2%	422.4	363.5	58.9	16.2%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Fiscal Year 2014 compared to Fiscal Year 2013

Total net revenues increased by $101.4 million in 2014 as compared to 2013 primarily as a result of Invisalign case volume growth across all regions and products as well as increased Invisalign non-case revenue.

Clear Aligner

Clear Aligner North America net revenues increased by $38.4 million, or 9.4%, in 2014 compared to 2013 primarily due to Invisalign case volume growth of approximately $32.1 million across all channels and products, and, to a lesser extent, higher average selling prices ("ASP") which contributed approximately $6.3 million to the increase in net revenues. The increase in ASP was primarily a result of increased mid-course correction revenue from higher usage as well as a product mix shift towards higher priced Invisalign products in 2014 compared to 2013. This increase was offset in part by higher promotional discounts in 2014 as compared to 2013.

Clear Aligner international net revenues increased by $58.0 million, or 35.9%, in 2014 compared to 2013 primarily driven by Invisalign case volume growth of $46.2 million along with higher ASP which contributed approximately $11.8 million to the increase in net revenues. The increase in ASP was primarily due to the impact from acquiring our distributor in the Asia Pacific region on April 30, 2013 when we began recognizing direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement, as well as the price increases which were effective July 2013 along with a favorable impact from foreign exchange rates. Foreign exchange rates had a favorable impact to revenues in 2014 as compared to 2013, despite the weakening of the Euro to the U.S. dollar in the last six months of 2014.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $1.5 million in 2014 as compared to 2013 primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one shipment along with increased Vivera volume both in North America and international.

Scanner and Services

Scanner and Services net revenues increased by $3.5 million, or 7.7%, in 2014 compared to 2013 due to an increase in both services revenue as well as scanner revenue.

The increase in services revenue was primarily due to an increase in the volume of CAD/CAM services resulting from a larger installed base of scanners. The increase in scanner revenue was primarily due to an increase in the number of scanners recognized offset in part by lower scanner ASP as a result of promotional discounts as well as permanent price reductions. The increase was partially offset as 2013 had higher net revenues due to the release of $1.4 million of revenue previously reserved for the iTero upgrade program which was completed in the first quarter of 2013.
Fiscal Year 2013 compared to Fiscal Year 2012

Total net revenues increased by $100.2 million in 2013 as compared to 2012 primarily as a result of Invisalign case volume growth across all regions and products as well as increased Invisalign non-case revenue.

Clear Aligner

Clear Aligner North America net revenues increased by $47.1 million, or 13.0%, in 2013 compared to 2012 primarily due to Invisalign case volume growth of approximately $48.5 million across all channels and products, offset in part, by lower average selling prices ("ASP") which decreased net revenues by approximately $1.4 million. The decrease in ASP was a result of product mix shift towards lower priced Invisalign Express products combined with the revenue deferral for free mid-course correction as a result of our policy change in June 2013. Beginning June 15, 2013, we included up to three free mid-course correction orders in our list prices for Invisalign Full and Invisalign Teen.

Clear Aligner international net revenues increased by $36.9 million, or 29.6%, in 2013 compared to 2012 primarily driven by Invisalign case volume growth of $31.1 million along with higher ASP, which resulted in approximately $5.8 million increase in net revenues. The increase in ASP was primarily due to the impact from acquiring our distributor in the APAC region on April 30, 2013, as well as a favorable impact of foreign exchange rates. By bringing the APAC region direct, we began to recognize direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement. The increase in ASP was offset in part due to a product mix shift towards lower priced Invisalign Lite products.

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $14.0 million, or 45.6%, in 2013 as compared to 2012 primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one shipment along with increased Vivera volume both in North America and international.

Scanner and Services

Scanner and Services net revenues increased by $2.2 million, or 5.1%, in 2013 compared to 2012 primarily due to an increase in scanner revenues, partially offset by a decrease in CAD/CAM services net revenues as a result of the discontinuation of the OrthoCAD iQ services during the fourth quarter of 2012. The increase in scanner revenues in 2013 was as a result of the increase in number of scanners sales recognized in 2013 as compared to 2012 as well as the release of $1.4 million of revenue previously reserved for the new iTero upgrade program which was completed in the first quarter of 2013.

Cost of net revenues and gross profit (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
Clear Aligner
Cost of net revenues	$149.7	$129.8	$19.9	$129.8	$110.6	$19.2
% of net segment revenues	21.0%	21.1%		21.1%	21.4%
Gross profit	$562.9	$484.8	$78.1	$484.8	$406.0	$78.8
Gross margin %	79.0%	78.9%		78.9%	78.6%
Scanner
Cost of net revenues	$33.6	$32.3	$1.3	$32.3	$33.0	$(0.7)
% of net segment revenues	68.3%	70.9%		70.9%	75.9%
Gross profit	$15.6	$13.3	$2.3	$13.3	$10.4	$2.9
Gross margin %	31.7%	29.1%		29.1%	24.1%
Total cost of net revenues	$183.2	$162.1	$21.1	$162.1	$143.6	$18.5
% of net revenues	24.1%	24.6%		24.6%	25.7%
Gross profit	$578.4	$498.1	$80.3	$498.1	$416.4	$81.7
Gross margin %	75.9%	75.4%		75.4%	74.3%
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

Fiscal Year 2014 compared to Fiscal Year 2013

Clear Aligner

The gross margin percentage improved slightly in 2014 compared to 2013 due to higher ASP. The ASP improvement was mostly offset by increased manufacturing costs in 2014 when compared to 2013 which benefited from an out of period adjustment (see Note 1 in the Financial Statements).

Scanner

The gross margin percentage increased in 2014 compared to 2013 due to increased absorption of manufacturing spend from higher production volumes, lower product costs due to product mix and lower inventory reserves. These were partially offset by a lower ASP as a result of price reductions.

Fiscal Year 2013 compared to Fiscal Year 2012

Clear Aligner

The gross margin percentage improved slightly in 2013 compared to 2012 primarily due to lower warranty costs as a result of reduced warranty claims corresponding with the change in our mid-course correction policy in June 2013. In addition, gross margins benefited to a lessor extent from an out of period adjustment (see Note 1 in the Financial Statements) which was partially offset by increased material costs, primarily related to our new SmartTrack material. In addition, we incurred higher inventory reserves for our prior aligner material which has been substantially replaced by our new SmartTrack aligner material.

Scanner

The gross margin percentage increased in 2013 compared to 2012 primarily as a result of the release of revenue for amounts previously reserved in 2012 for the new 2.9 iTero scanner upgrade program which was completed in the first quarter of 2013. In addition, we had lower manufacturing costs as a result of the closure of our New Jersey facility, which was completed by October 2012, and a reduction in training costs; however, these savings were partially offset by higher third party labor service costs and lower manufacturing cost absorption.
Sales and marketing (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
Sales and marketing	$217.3	$180.0	$37.3	$180.0	$152.0	$28.0
% of net revenues	28.5%	27.3%		27.3%	27.1%
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

Sales and marketing expense increased in 2014 compared to 2013 primarily due to higher compensation costs of $19.4 million due to increased headcount, including the additional headcount from the acquisition of our APAC distributor. In addition, we incurred higher advertising and marketing expenses as a result of increased advertising production and marketing campaigns combined with higher costs for trade shows and our Europe and APAC Summits.

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

General and administrative (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
General and administrative	$114.8	$112.8	$2.0	$112.8	$99.3	$13.5
% of net revenues	15.1%	17.1%		17.1%	17.7%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

General and administrative expense primarily includes administrative personnel compensation costs including stock-based compensation, outside consulting services, legal expenses, depreciation and amortization expense, the medical device excise tax ("MDET") effective January 2013 and allocations of corporate overhead expenses including facilities and IT.

General and administrative expense for 2014 increased compared to 2013 primarily due to higher stock-based compensation of $4.7 million as well as increases in consulting expenses and credit card processing fees; however, these increases were offset by lower MDET of $6.8 million as our aligners are no longer subject to the excise tax in 2014 as well as lower outside litigation costs. As previously noted, in March 2014, the IRS informed us that our aligners are not subject to the MDET, which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET but are not material. There is no expense in the current year period for MDET related to our aligners. Additionally, we are in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

General and administrative expense for 2013 increased compared to 2012 primarily due to higher compensation related costs of $7.6 million as a result of higher stock-based compensation expense and increased salaries. Additionally we incurred $7.1 million of medical device excise tax as a result of new tax regulations effective January 1, 2013. These costs were partially offset by lower outside legal expenses.

Research and development (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
Research and development	$52.8	$44.1	$8.7	$44.1	$42.9	$1.2
% of net revenues	6.9%	6.7%		6.7%	7.7%
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

Research and development expense increased during 2014 compared to 2013 almost entirely due to higher compensation costs as a result of higher bonuses, stock-based compensation and salaries primarily due to additional headcount.

Research and development expense increased slightly during 2013 compared to 2012 due to higher facilities related expenses primarily related to our Russia research and development facility and compensation costs offset in part by lower clinical and product innovation research program costs.

Impairment of goodwill (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
Impairment of goodwill	$—	$40.7	$(40.7)	$40.7	$36.6	$4.1
% of net revenues	—%	6.2%		6.2%	6.5%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

There was no impairment of goodwill charge recorded in the year ended December 31, 2014.

During the first quarter of 2013, we determined that the goodwill for our Scanner and Services reporting unit should be tested for impairment between annual tests due to changes in the competitive environment for intra-oral scanners which included announcements of new low-priced scanners targeted at orthodontist and GP dentist in North America. As a result, this caused us to lower our expectations for growth and profitability for our Scanner and Services reporting unit that would more likely than not reduce the fair value of our Scanner and Services reporting unit below its carrying amount. As a result of our analysis, we recorded a goodwill impairment charge of $40.7 million in the first quarter of 2013, none of which was deductible for tax purposes. Refer to Note 5 for details of the impairment analysis.

During the third quarter of 2012, we determined that the goodwill for our Scanner and Services reporting unit should be tested for impairment between annual tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our Scanner and Services reporting unit below its carrying amount. As a result of our analysis, we recorded a preliminary goodwill impairment charge during the third quarter of 2012 of $24.7 million and an additional $11.9 million during the fourth quarter of 2012, representing a change in estimate upon finalizing our 2013 annual budget process, for a total impairment charge of $36.6 million. None of the goodwill impairment charge was deductible for tax purposes, and there was no additional impairment that resulted from our annual goodwill impairment test during the fourth quarter of 2012. Refer to Note 5 for details of the impairment analysis.

Impairment of long-lived assets (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
Impairment of long-lived assets	$—	$26.3	$(26.3)	$26.3	—	$26.3
% of net revenues	—%	4.0%		4.0%	—%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

There was no impairment of long-lived assets charge recorded in the year ended December 31, 2014.

The impairment of our long-lived assets in 2013 was the result of changes in the competitive environment for intra-oral scanners which included announcements of new low-priced scanners targeted at orthodontist and GP dentist in North America that caused us to lower our expectations for growth and profitability for our Scanner and Services reporting unit. As a result, we determined that the carrying value of the long-lived assets was not recoverable and therefore recorded an impairment charge of $26.3 million. Refer to Note 5 for details of the impairment analysis.

Interest and Other income (expense), net (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
Interest and other income (expense), net	$(3.2)	$(1.1)	$(2.1)	$(1.1)	$(1.3)	$0.2
Interest and other income (expense), net, includes foreign currency translation gains and losses, interest income earned on cash, cash equivalents and investment balances and other miscellaneous charges.
Interest and Other income (expense), net, in 2014 decreased due to higher foreign exchange losses primarily as a result of the weakening of the Euro to the U.S. dollar offset slightly by increased interest income earned on higher balances of cash, cash equivalents and investments.
Interest and Other income (expense), net, in 2013 increased slightly due to increased interest income earned on higher balances of cash, cash equivalents and investments offset slightly by higher foreign exchange losses.

Provision for income taxes (in millions):

	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Change	December 31, 2013	December 31, 2012	Change
Provision for income taxes	$44.5	$28.8	$15.7	$28.8	$25.6	$3.2
Effective tax rates	23.4%	31.0%		31.0%	30.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our provision for income taxes was $44.5 million, $28.8 million and $25.6 million for the year ended December 31, 2014, 2013 and 2012, respectively. This represents effective tax rates of 23.4%, 31.0% and 30.4%, respectively. Our effective tax rates in these fiscal years differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, partially offset by higher state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits. Our provision for income taxes for the year ended December 31, 2014 also reflects a negative impact from a $1.8 million adjustment related to prior years, which was recorded during the three months ended June 30, 2014. The effective tax rate for the year ended December 31, 2013 and 2012 also reflects a non-deductible goodwill impairment charge of $40.7 million and $36.6 million, respectively.

As of December 31, 2014, approximately $260.9 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as indefinitely reinvested outside the U.S.  Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon.  We have sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings. We intend to use the undistributed earnings for local operating expansions and to meet local operating working capital needs. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We assess the likelihood that we will be able to realize our deferred tax assets quarterly. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we do not expect to realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2014 included historical operating profits, a projection of future income and other objectively verifiable evidence. As of December 31, 2014, we believed, except for the items noted in the subsequent paragraph, that is was more likely than not that the amount of deferred tax assets recorded on the balance sheet will be realized.

As of December 31, 2014, we had a valuation allowance of $32.5 million against our deferred tax assets which primarily relates to foreign net operating loss and capital loss carryforwards. The valuation allowance decreased from December 31, 2013 by $2.6 million due to $1.8 million related to foreign net operating loss carryforwards and $0.8 million related to the release of the valuation allowance related to Japan and China deferred tax assets.

At December 31, 2014, we have California net operating loss carryforwards of approximately $37.3 million, which, if not used, will begin to expire in 2015. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. At December 31, 2014, we had California research credit carryforwards of approximately $3.8 million that can be carried forward indefinitely.

We account for uncertain tax positions pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. We first determine whether it is more likely than not that a tax position will be sustained upon audit based on its technical merits. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. We adjust our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

During fiscal year 2014, the amount of gross unrecognized tax benefits increased by $6.4 million. The total amount of unrecognized tax benefits was $33.1 million as of December 31, 2014, all of which would impact our effective tax rate if recognized.  We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The penalties and interest accrued as of December 31, 2014 and 2013 are immaterial. We do not expect any significant changes to the amount of unrecognized tax benefits within the next twelve months.

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

We file U.S. federal, U.S. state, and non-U.S. tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007.

Liquidity and Capital Resources
We fund our operations from product sales and the proceeds from the sale of our common stock.  As of December 31, 2014 and 2013, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	Year Ended December 31,
	2014	2013
Cash and cash equivalents	$199,871	$242,953
Short-term investments	254,787	127,040
Long-term investments	147,892	101,978
Total	$602,550	$471,971
Cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash flow provided by (used in):
Operating activities	$226,899	$185,976	$133,778
Investing activities	(201,627)	(210,734)	(78,300)
Financing activities	(66,420)	(38,171)	10,205
Effects of exchange rate changes on cash and cash equivalents	(1,934)	(504)	28
Net increase (decrease) in cash and cash equivalents	$(43,082)	$(63,433)	$65,711

As of December 31, 2014, we had $602.6 million in cash, cash equivalents, and short-term and long-term marketable securities.  Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, U.S. government agency bonds, municipal bonds and asset-backed securities.

As of December 31, 2014, approximately $338.2 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the next twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. As part of this repurchase program, on April 28, 2014, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. to repurchase $70.0 million of our common stock. Under the terms of the ASR, we agreed to repurchase in total $70.0 million of our common stock and received an initial delivery of approximately 1.0 million shares based on the then current market price, which were retired. The ASR was completed on July 29, 2014 with a final delivery of approximately 0.4 million shares. We received a total of 1.4 million shares under the ASR for an average purchase price per share of $51.46. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. In addition, during 2014, we repurchased on the open market approximately 0.6 million shares of our common stock at an average price of $50.93 per share, including commissions, for an aggregate purchase price of approximately $28.2 million. All repurchased shares were retired. As of December 31, 2014, we have $201.8 million remaining under the April 2014 stock repurchase program, $1.8 million of which we expect to purchase over the next three months. In addition, in January 2015, our Board of Directors has authorized the next $100.0 million under the program to be repurchased which we anticipate completing within twelve months. We expect to finance future stock repurchases with current cash on hand.

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of December 31, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

We believe that our current cash and cash equivalents and marketable securities combined with our positive cash flows from operations will be sufficient to fund our operations and stock repurchases for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to suspend our stock repurchase program or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Operating Activities

For the year ended December 31, 2014, cash flows from operations of $226.9 million resulted primarily from our net income of approximately $145.8 million as well as the following:
Significant non-cash activities

•	Stock-based compensation was $39.8 million related to our equity incentive compensation granted to employees and directors.

•	Deferred taxes of $25.5 million primarily due to the utilization of deferred tax assets.

•	Excess tax benefits from our share-based compensation arrangements of $21.4 million.

•	Depreciation and amortization of $17.9 million related to our fixed assets and acquired intangible assets.

Significant changes in working capital

•	an increase of $27.2 million in accounts receivable which is a result of the increase in net revenues,

•	an increase of $22.7 million in accrued and other long-term liabilities primarily due to an increase in income tax payable along with other accruals due to timing of payment, and

•	an increase of $15.8 million in deferred revenues corresponding to the increases in revenues.

For the year ended December 31, 2013, cash flows from operations of $186.0 million resulted primarily from our net income of approximately $64.3 million as well as the following:
Significant non-cash activities

•	Impairment of goodwill related to our Scanner and Services reporting unit was $40.7 million.

•	Impairment of long-lived assets related to our Scanner and Services reporting unit was $26.3 million.

•	Excess tax benefits from our share-based compensation arrangements of $27.1 million.

•	Stock-based compensation was $26.4 million related to our equity incentive compensation granted to employees and directors.

•	Depreciation and amortization of $16.8 million related to our fixed assets and acquired intangible assets.

•	Deferred taxes of $21.2 million primarily due to the utilization of deferred tax assets.

Significant changes in working capital

•	an increase of $12.0 million in accounts receivable due to the increase in net revenues,

•	an increase of $9.7 million in accrued and other long-term liabilities due to compensation and bonuses accruals along with higher sales rebates, and

•	an increase of $14.9 million in deferred revenue primarily due to higher product sales along with additional deferrals as a result of our mid-course correction policy change in June 2013.
For the year ended December 31, 2012, cash flows from operations of $133.8 million resulted primarily from our net income of approximately $58.7 million and the following reasons:
Significant non-cash activities

•	Impairment of goodwill related to our Scanner and Services reporting unit was $36.6 million.

•	Stock-based compensation was $21.5 million related to our equity incentive compensation granted to employees and directors.

•	Depreciation and amortization of $17.8 million related to our fixed assets and acquired intangible assets.

•	Deferred taxes of $17.8 million primarily due to the utilization of deferred tax assets.

•	Excess tax benefits from our share-based payments were $17.2 million.

Significant changes in working capital

•	an increase of $11.7 million in accounts receivable due to the increase in revenues during 2012,

•
an increase of $5.7 million in inventories primarily due to increased production volumes for our intra-oral scanner products in anticipation of the move to our new facility in Israel as well as procuring the new SmartTrack material for our clear aligners,

•	an increase of $3.9 million in prepaid expenses and other assets primarily due to the timing of software license and insurance policy renewals,

•	an increase of $2.9 million in accrued and other long-term liabilities primarily due to higher deferred tax liabilities, and

•	an increase of $12.4 million in deferred revenue primarily due to higher sales with deferred revenue components in 2012.

Investing Activities

Net cash used in investing activities was $201.6 million for the year ended December 31, 2014, primarily consisted of purchases of marketable securities of $437.2 million and property, plant and equipment purchases of $24.1 million. These uses were partially offset by $259.8 million of maturities and sales of our marketable securities.

For 2015, we expect to invest $70.0 million to $80.0 million on capital expenditures primarily for additional manufacturing capacity and infrastructure including a project to implement a new enterprise resource planning system which we started in late 2014 with expected go-live for various modules and subsidiaries throughout 2016. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in investing activities was $210.7 million for the year ended December 31, 2013, primarily consisted of our purchase of marketable securities of $303.9 million and property and equipment purchases of $19.4 million along with $7.7 million for the acquisition of our Asia Pacific distributor in April 2013. These uses were partially offset by $122.7 million of maturities and sales of our marketable securities.

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

Financing Activities

Net cash used by financing activities was $66.4 million for the year ended December 31, 2014 resulting from repurchases of our common stock of $98.2 million and $7.6 million of payroll taxes paid for our employees' vesting of restricted stock units through share withholdings, partially off-set by proceeds from issuance of common stock of $18.0 million and $21.4 million from excess tax benefit from our share-based compensation arrangements.

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
Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity; however, in 2006, we began granting restricted stock units (“RSUs”) which, unlike stock options, do not generate cash from exercises.  As a result, we will continue to generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because restricted stock units are taxable to the individuals when they vest, the number of shares we issue to each of our employees will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2014, 2013 and 2012, we paid $7.6 million, $4.4 million and $2.1 million, respectively, for taxes related to restricted stock units that vested during the periods.
Stock Repurchase

On October 27, 2011, we announced that our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $150.0 million of common stock.  Purchases under the stock repurchase program may be made from time to time in the open market.

During 2012, we repurchased approximately 1.7 million shares of common stock at an average price of $27.28 per share for an aggregate purchase price of approximately $47.2 million, including commissions.  The common stock repurchases reduced additional paid-in capital by approximately $15.4 million and increased accumulated deficit by $31.8 million.  During 2013, we repurchased approximately 2.7 million shares of our common stock at an average price of $34.95 per share, including commissions, for an aggregate purchase price of approximately $95.1 million. The common stock repurchases reduced additional paid-in capital by approximately $24.5 million and increased accumulated deficit by $70.6 million.  All repurchased shares were retired.  The October 2011 program was complete as of December 31, 2013.

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

During 2014, we repurchased on the open market approximately 0.6 million shares of our common stock at an average price of $50.93 per share, including commissions, for an aggregate purchase price of approximately $28.2 million. All repurchased shares were retired. As of December 31, 2014, we have $201.8 million remaining under the April 2014 stock repurchase program, of which $1.8 million was repurchased in January 2015. In addition, in January 2015, our Board of Directors has authorized the next $100.0 million under the program to be repurchased which we anticipate completing within twelve months. We expect to finance future stock repurchases with current cash on hand.

Contractual Obligations/Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2014 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$24,046	$9,130	$12,952	1,754	210
Unconditional purchase obligations	49,802	49,802	—	—	—
Total contractual cash obligations	$73,848	$58,932	$12,952	$1,754	$210

Our contractual obligations table above excludes approximately $33.1 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2014.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

We had no off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2014.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

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

Revenue Recognition

We measure and allocate revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force.

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

•
VSOE – In most instances, products are sold separately in stand-alone arrangements.  Services are also sold separately through renewals of contracts with varying periods.  We determine VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•
TPE – If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar products or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•
BESP – The best estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE or TPE do not exist for all elements, we determine BESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices.  Adjustments for other market and Company-specific factors are made as deemed necessary in determining BESP.

Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded based upon historical discounts and rebates.
Clear Aligner

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables. Invisalign Full, Invisalign Teen, and Invisalign Assist products include up to three optional case refinements. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position. Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment. Beginning June 15, 2013, Invisalign Full and Invisalign Teen products also include up to three optional mid-course corrections. Mid-course correction is a treatment adjustment during active treatment if the case is not tracking to the original treatment plan or goals. Mid-course correction gives doctors the ability to "adjust course" based on the needs of the individual patient. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered any time throughout treatment.

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

Scanners and Services

We recognize revenues from the sales of iTero intra-oral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services, and OrthoCAD services such as OrthoCAD iRecord.  We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated.  When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies.  Scanner revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, installed and on-site training completed. For certain distributors who provide installation and training to the customer, we recognize scanner revenue when the intra-oral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.

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

 Stock-based Compensation Expense

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, caused us to lower our expectations for growth and profitability for our Scanner and Services reporting unit. The impairment analysis performed for goodwill requires several estimates in computing the estimated fair value of a reporting unit. We use a discounted cash flow (“DCF”) approach to estimate the fair value of a reporting unit, utilizing harvest model, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. As a result, we determined that goodwill related only to our Scanner and Services reporting unit should be tested for impairment as of March 31, 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our Scanner and Services reporting unit below its carrying amount. Based on our analysis, there was no implied goodwill for the Scanner and Services reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represented the entire goodwill balance in the Scanner and Services reporting unit. There was no triggering event related to the Clear Aligner goodwill. Refer to Note 5 for details of the impairment analysis.

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2014, we performed the annual goodwill impairment testing using the qualitative approach discussed above and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Finite-lived intangible assets and long-lived assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. In 2013, we used a DCF approach to estimate the fair value of a reporting unit, utilizing harvest model, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach of a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of Scanner and Services reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of Scanner and Services trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of Scanner and Services finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. We recorded a long-lived asset impairment in the quarter ended March 31, 2013 due to changes in the competitive environment for our intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America. There was no triggering event related to the Clear Aligner asset group. Refer to Note 5 for details of the impairment analysis.
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

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realized. The available positive evidence at December 31, 2014 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2014, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.
Accounting guidance for stock-based compensation prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable. Such unrecognized deferred tax benefits totaled $1.4 million as of December 31, 2014 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable. We follow the tax law ordering method to determine when excess tax benefits have been realized and consider only the direct impacts of awards when calculating the amount of windfalls or shortfalls.
As of December 31, 2014, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $260.9 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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
Interest Rate Risk
Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2014, we had approximately $402.7 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.
We do not have interest bearing liabilities as of December 31, 2014, and, therefore, we are not subject to risks from immediate interest rate increases.
Currency Rate Risk
We operate in North America, Europe, Asia Pacific, Costa Rica and Israel.  As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future.   We sell our products in the local currency for the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their local currencies as discussed further below. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.  The impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results of Operations

	Three Months Ended
	2014				2013
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share data) (unaudited )
Net revenues	$198,600	$189,876	$192,531	$180,646	$178,292	$164,506	$163,828	$153,580
Gross profit	150,662	145,054	145,476	137,251	136,476	125,090	123,691	112,849
Income from operations [1]	51,493	51,547	48,732	41,804	52,923	41,464	37,901	(38,075)
Net income 1 2 3	39,541	38,247	35,600	32,444	42,422	34,537	29,320	(41,983)
Net income per share:
Basic	$0.49	$0.47	$0.44	$0.40	$0.53	$0.43	$0.36	$(0.52)
Diluted	$0.48	$0.47	$0.43	$0.39	$0.51	$0.42	$0.36	$(0.52)
Shares used in computing net income per share:
Basic	80,266	80,629	81,027	81,120	80,432	79,967	80,576	81,248
Diluted	81,691	82,014	82,341	82,817	82,438	81,848	82,149	81,248

[1]
Income from operations included $40.7 million and $26.3 million of goodwill and long-lived asset impairment, respectively, in the three months ended March 31, 2013. Net income included these same items, net of tax.

[2]
In the three months ended December 31, 2013, we recorded an out of period correction that resulted in decreases in cost of net revenues of approximately $1.3 million and operating expense of $1.5 million offset in part by an increase in the provision for income taxes of $0.6 million. The overall increase of $2.2 million in net income related to the out of period correction was not material to the consolidated financial statements for any quarter within 2013.

3 In the three months ended June 30, 2014, we recorded an out of period correction that resulted in an increase in the provision for income taxes of $2.1 million, which $1.8 million related to prior years and $0.3 million related to the three months ended March 31, 2014. The out of period correction was not material to the consolidated financial statements for any quarter within 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ THOMAS M. PRESCOTT
Thomas M. Prescott
President and Chief Executive Officer
February 26, 2015

/S/ DAVID L. WHITE
David L. White
Chief Financial Officer
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Align Technology, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.   In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.   Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.   Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.   Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.   Our audits also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2015

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenues	$761,653	$660,206	$560,041
Cost of net revenues	183,210	162,100	143,653
Gross profit	578,443	498,106	416,388
Operating expenses:
Sales and marketing	217,262	180,046	152,041
General and administrative	114,806	112,752	99,295
Research and development	52,799	44,083	42,869
Impairment of goodwill	—	40,693	36,591
Impairment of long lived assets	—	26,320	—
Total operating expenses	384,867	403,894	330,796
Income from operations	193,576	94,212	85,592
Interest and other income (expense), net	(3,207)	(1,073)	(1,296)
Net income before provision for income taxes	190,369	93,139	84,296
Provision for income taxes	44,537	28,844	25,605
Net income	$145,832	$64,295	$58,691

Net income per share:
Basic	$1.81	$0.80	$0.73
Diluted	$1.77	$0.78	$0.71
Shares used in computing net income per share:
Basic	80,754	80,551	80,529
Diluted	82,283	82,589	83,040

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$145,832	$64,295	$58,691
Net change in cumulative translation adjustment	(196)	62	129
Change in unrealized gains (losses) on available-for sale securities, net of tax	(238)	29	28
Other comprehensive income (loss)	(434)	91	157
Comprehensive income	$145,398	$64,386	$58,848
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$199,871	$242,953
Marketable securities, short-term	254,787	127,040
Accounts receivable, net of allowance for doubtful accounts and returns of $1,563 and $1,733, respectively	129,751	113,250
Inventories	15,928	13,968
Prepaid expenses and other current assets	19,770	18,829
Deferred tax assets	37,053	28,636
Total current assets	657,160	544,676
Marketable securities, long-term	147,892	101,978
Property, plant and equipment, net	90,125	75,743
Goodwill and intangible assets, net	82,056	85,362
Deferred tax assets	3,099	15,766
Other assets	7,665	8,622
Total assets	$987,997	$832,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,247	$17,718
Accrued liabilities	87,880	80,345
Deferred revenues	90,684	77,275
Total current liabilities	201,811	175,338
Income tax payable	30,483	18,326
Other long-term liabilities	2,932	4,513
Total liabilities	235,226	198,177
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,205 and 80,583 issued and outstanding at 2014 and 2013, respectively)	8	8
Additional paid-in capital	783,410	729,578
Accumulated other comprehensive income (loss), net	(140)	294
Accumulated deficit	(30,507)	(95,910)
Total stockholders’ equity	752,771	633,970
Total liabilities and stockholders’ equity	$987,997	$832,147

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2014, 2013 and 2012
(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2011	78,776	$8	$607,240	$46	$(116,513)	$490,781
Net income	—	—	—	—	58,691	58,691
Net change in unrealized gain from available-for sale securities	—	—	—	28	—	28
Net change in cumulative translation adjustment	—	—	—	129	—	129
Issuance of common stock relating to employee equity compensation plans	3,565	—	42,327	—	—	42,327
Tax withholdings related to net share settlement of restricted stock units	—	—	(2,106)	—	—	(2,106)
Common stock repurchased and retired	(1,730)	—	(15,399)	—	(31,804)	(47,203)
Excess tax provision from share based payment arrangements	—	—	17,187	—	—	17,187
Stock based compensation	—	—	21,483	—	—	21,483
Balances at December 31, 2012	80,611	8	670,732	203	(89,626)	581,317
Net income	—	—	—	—	64,295	64,295
Net change in unrealized gain from available-for sale securities	—	—	—	29	—	29
Net change in cumulative translation adjustment	—	—	—	62	—	62
Issuance of common stock relating to employee equity compensation plans	2,694	—	34,196	—	—	34,196
Tax withholdings related to net share settlements of restricted stock units	—	—	(4,363)	—	—	(4,363)
Common stock repurchased and retired	(2,722)	—	(24,528)	—	(70,579)	(95,107)
Excess tax benefit from share based payment arrangements	—	—	27,103	—	—	27,103
Stock based compensation	—	—	26,438	—	—	26,438
Balances at December 31, 2013	80,583	8	729,578	294	(95,910)	633,970
Net income	—	—	—	—	145,832	145,832
Net change in unrealized gain from available-for sale securities	—	—	—	(238)	—	(238)
Net change in cumulative translation adjustment	—	—	—	(196)	—	(196)
Issuance of common stock relating to employee equity compensation plans	1,536	—	18,028	—	—	18,028
Tax withholdings related to net share settlements of restricted stock units	—	—	(7,608)	—	—	(7,608)
Common stock repurchased and retired	(1,914)	—	(17,804)	—	(80,429)	(98,233)
Excess tax benefit from share based payment arrangements	—	—	21,393	—	—	21,393
Stock based compensation	—	—	39,823	—	—	39,823
Balances at December 31, 2014	80,205	$8	$783,410	$(140)	$(30,507)	$752,771
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,832	$64,295	$58,691
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	25,481	21,204	17,783
Depreciation and amortization	17,856	16,825	17,811
Stock-based compensation	39,823	26,438	21,483
Excess tax benefit from share-based payment arrangements	(21,393)	(27,103)	(17,187)
Impairment of goodwill	—	40,693	36,591
Impairment of long-lived assets	—	26,320	—
Other non-cash operating activities	10,106	4,142	4,517
Changes in assets and liabilities, excluding the effects of business combinations:
Accounts receivable	(27,229)	(11,981)	(11,666)
Inventories	(1,999)	1,158	(5,718)
Prepaid expenses and other assets	(2,924)	(392)	(3,853)
Accounts payable	2,887	(186)	(6)
Accrued and other long-term liabilities	22,692	9,662	2,943
Deferred revenues	15,767	14,901	12,389
Net cash provided by operating activities	226,899	185,976	133,778
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(7,652)	—
Purchase of property, plant and equipment	(24,092)	(19,412)	(38,333)
Purchase of marketable securities	(437,152)	(303,917)	(67,511)
Proceeds from maturities of marketable securities	176,810	90,917	24,901
Proceeds from sales of marketable securities	82,990	31,741	297
Other investing activities	(183)	(2,411)	2,346
Net cash used in investing activities	(201,627)	(210,734)	(78,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18,028	34,196	42,327
Common stock repurchase	(98,233)	(95,107)	(47,203)
Excess tax benefit from share-based payment arrangements	21,393	27,103	17,187
Employees’ taxes paid upon the vesting of restricted stock units	(7,608)	(4,363)	(2,106)
Net cash (used in) provided by financing activities	(66,420)	(38,171)	10,205
Effect of foreign exchange rate changes on cash and cash equivalents	(1,934)	(504)	28
Net (decrease) increase in cash and cash equivalents	(43,082)	(63,433)	65,711
Cash and cash equivalents, beginning of year	242,953	306,386	240,675
Cash and cash equivalents, end of year	$199,871	$242,953	$306,386
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies

Business Description

Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 in Delaware and focuses on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. We are headquartered in San Jose, California with offices worldwide.  Our international headquarters are located in Amsterdam, the Netherlands. We have two operating segments, (1) Clear Aligner, known as the Invisalign System, and (2) Scanners and Services ("Scanner"), known as the iTero intra-oral scanner and OrthoCAD services.
Basis of presentation and preparation
The consolidated financial statements include the accounts of Align and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.  Certain amounts in prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported gross profit or financial position.
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

In 2014, we recorded an out of period correction that resulted in an increase in the provision for income taxes of $1.8 million. We do not believe the decrease to net income related to the out of period adjustment is material to the consolidated financial statements for the fiscal year ended December 31, 2014 or to any prior years' consolidated financial statements.

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
Restricted cash
Our restricted cash balance as of December 31, 2014 was $3.8 million, of which $3.6 million was classified as a long term asset and $0.2 million as a current asset. Our restricted cash balance as of December 31, 2013 was $4.0 million and was classified as a long term asset. The restricted cash primarily consisted of funds reserved for legal requirements.
Marketable securities
We invest primarily in money market funds, commercial paper, corporate bonds, U.S. government agency bonds, asset-backed securities, municipal bonds, U.S. dollar dominated foreign corporate bonds, U.S. government treasury bonds and certificates of deposits.
Marketable securities are classified as available-for-sale and are carried at fair value.  Marketable securities classified as current assets have maturities of less than one year.  Unrealized gains or losses on such securities are included in accumulated other comprehensive income, net in stockholders’ equity.  Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method.  Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in Interest and other income (expense), net as incurred.  We periodically evaluate these investments for other-than-temporary impairment.
Foreign currency
For our international subsidiaries where the U.S. dollar is the functional currency, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Adjustments from translating certain European and Asia Pacific subsidiaries’ financial statements from the local currency to the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheet.  This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period.  As of December 31, 2014 and 2013, there were no material amounts in accumulated other comprehensive income, net related to the translation of our foreign subsidiaries’ financial statements.
Our other international entities operate in a U.S. dollar functional currency environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S. dollar at current exchange rates except for non-monetary assets and liabilities which are remeasured at historical exchange rates.  Revenues and expenses are generally remeasured at an average exchange rate in effect during each period.  Gains or losses from foreign currency remeasurement are included in Interest and other income (expense), net. For the year ended December 31, 2014, we had foreign currency net losses of $3.8 million. For year ended December 31, 2013, foreign currency gains and losses were not significant.
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

Our cash and investments are held primarily by two financial institutions. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable.  We invest excess cash primarily in money market funds of major financial institutions, U.S. government agencies, U.S. dollar dominated foreign corporate bonds and domestic corporate bonds.  If the carrying value of our investments exceeds the fair value, and the

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. economy.  We provide credit to customers in the normal course of business.  Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed.  We maintain reserves for potential credit losses and such losses have been within management’s expectations.  No individual customer accounted for 10% or more of our accounts receivable at December 31, 2014 or 2013, or net revenues for the year ended December 31, 2014, 2013, or 2012.
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
Property, plant and equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. We depreciate buildings over periods up to 20 years. Land is not depreciated. Construction in progress ("CIP") is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use.  Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in operating expenses.  Maintenance and repairs are expensed as incurred.
Goodwill and finite-lived acquired intangible assets
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting units based on relative synergies generated.
Our intangible assets primarily consist of intangible assets acquired as part of the Cadent acquisition.  These assets are amortized using the straight-line method over their estimated useful lives ranging from one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.
Impairment of goodwill and long-lived assets

Goodwill

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists ("GPs") in North America, caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that goodwill related only to our Scanner reporting unit should be tested for impairment as of March 31, 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our Scanner reporting unit below its carrying amount. There was no triggering event related to the Clear Aligner goodwill. Refer to Note 5 for details of the impairment analysis.

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2014, we performed the annual goodwill impairment testing using the qualitative approach discussed above and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Finite-lived intangible assets and long-lived assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate.  If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.  Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. In 2013, we used a DCF approach, utilizing harvest model, to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach of a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of Scanner reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of Scanner’s trademark was determined using a risk-adjusted DCF model under the relief-from-royalty method. The royalty

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate used was based on a consideration of market rates. The fair value of Scanner’s finite-lived customer relationships was determined using a DCF model under the multi-period excess earnings method. We recorded a long-lived asset impairment in the quarter ended March 31, 2013 due to changes in the competitive environment for our intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America. There was no triggering event related to the Clear Aligner asset group. Refer to Note 5 for details of the impairment analysis.

There were no further triggering events in 2014 that would cause further impairments of our long-lived assets.

Development costs for internal use software

Internally developed software includes enterprise-level business software that we are customizing to meet our specific operational needs. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications. In 2014, we started an enterprise resource planning ("ERP") project which we have capitalized $2.6 million of costs as of December 31, 2014 which is included in construction in progress ("CIP"). When the ERP is placed into production, these costs will be amortized over 10 years. Internal development costs for internal use software for 2013 were not material.

The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our consolidated statement of operations.

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
Scanners and Services
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
Revenue Recognition
We measure and allocate revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force.
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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Clear Aligner

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables.  Invisalign Full, Invisalign Teen, and Invisalign Assist include up to three optional case refinements. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position.  Case refinement may be elected by the dental professional at any time during treatment however it is generally ordered in the last stages of orthodontic treatment.  Beginning June 15, 2013, Invisalign Full and Invisalign Teen also include up to three optional mid-course corrections. Mid-course correction is a treatment adjustment during active treatment if the case is not tracking to the original treatment plan or goals. Mid-course correction gives doctors the ability to "adjust course' based on the needs of the individual patient. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered any time throughout treatment.

We determined that our treatment plans, except Invisalign Assist with progress tracking, comprise the following deliverables which also represent separate units of accounting: single-batched aligners, case refinement, mid-course correction and replacement aligners.  We allocate revenue for each treatment plan based on each unit's relative selling price based on BESP and recognize the revenue upon the delivery of each unit in the treatment plan. We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.

For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (“a batch”). We estimate the number of batches which are expected to be shipped for each case based upon our historical experience.  The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped.

Prior to 2013, the Vivera Retainer included four shipments per year, and revenue was recognized ratably as each shipment occurred. In the first quarter of 2013, we consolidated Vivera Retainer product shipments down to one shipment per year.
Scanners and Services

We recognize revenues from the sales of iTero intra-oral scanners and CAD/CAM services. CAD/CAM services include scanning services, extended warranty for the intra-oral scanners, a range of iTero restorative services, and OrthoCAD services such as OrthoCAD iRecord. We sell intra-oral scanners and services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods.  Revenue is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, no significant obligations remain, and allowances for discounts, returns, and customer incentives can be reliably estimated. When intra-oral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies. Scanner revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped, installed and on-site training completed.   For certain distributors who provide installation and training to the

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer, we recognize scanner revenue when the intra-oral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met.

Discounts are deducted from revenue at the time of sale or when the discount is offered, whichever is later, and free cases or training is included as a deliverable in the multiple-element arrangement assessment. Returns of products, excluding warranty related returns, are infrequent and insignificant.

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
Research and development
Research and development expense is expensed as incurred and includes the costs associated with the research and development of new products and enhancements to existing products. These costs primarily include compensation costs, including stock-based compensation expense, outside consulting expenses, costs associated with conducting clinical and pre-commercialization trial and testing, allocations of corporate overhead expenses including facilities and IT costs, equipment costs and depreciation and amortization.
Advertising costs
The cost of advertising and media is expensed as incurred. For the year ended December 31, 2014, 2013 and 2012 advertising costs totaled $26.9 million, $26.0 million and $23.6 million, respectively.
Common stock repurchase
We repurchase our own common stock from time to time in the open market when our Board of Directors approve a stock repurchase program. We account for these repurchases under the accounting guidance for equity where we allocate the total repurchase value that are in excess over par between additional paid in capital and retained earnings. All shares repurchased are retired.
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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2014 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2014, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.

As of December 31, 2014, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $260.9 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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
Stock-based compensation
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation of Variable Interest Entities

For an entity in which we have variable interests, we focus on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If we are the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in our Consolidated Financial Statements. For fiscal year 2014, 2013 and 2012, we did not have any material variable interest entities and did not consolidate any variable interest entities, because we are not a primary beneficiary.

Medical Device Excise Taxes

In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, we began to incur an excise tax on sales of medical devices in the U.S. In March 2014, we were informed by IRS that our aligners are not subject to the medical device excise tax ("MDET") which we had been paying and expensing in general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET. Beginning in March 2014, we ceased expensing and paying the MDET for aligners. We are currently in process of claiming a $6.8 million refund of MDET paid in 2013 related to our aligners; however, because this claim is subject to review and approval by the IRS, we have not recorded a receivable as the outcome of the audit is uncertain. Any future changes in the applicability of the MDET as it applies to us or refunds of amounts previously paid will be recorded as an additional expense or a credit to the consolidated statement of operations in the period in which is becomes probable and reasonably estimable.

Comprehensive income

Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported net of their related tax effect.

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

Note 2. Marketable Securities and Fair Value Measurements

As of December 31, 2014 and 2013, the estimated fair value of our short-term and long-term investments, classified as available for sale, are as follows (in thousands):

Short-term

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$33,998	$—	$—	$33,998
Corporate bonds	152,055	27	(116)	151,966
U.S. dollar dominated foreign corporate bonds	901	—	—	901
Municipal securities	9,147	13	—	9,160
U.S. government agency bonds	41,574	14	(1)	41,587
U.S. government treasury bonds	15,770	7	—	15,777
Certificates of Deposit	1,398	—	—	1,398
Total Marketable Securities, Short-Term	$254,843	$61	$(117)	$254,787
Long-term

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$48,233	$12	$(28)	$48,217
Corporate bonds	57,195	6	(112)	57,089
U.S. dollar dominated foreign corporate bonds	523	—	(2)	521
U.S. government treasury bonds	20,814	5	(6)	20,813
Municipal securities	9,552	5	(6)	9,551
Asset-backed securities	11,713	—	(12)	11,701
Total Marketable Securities, Long-Term	$148,030	$28	$(166)	$147,892
Short-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$54,318	$10	$—	$54,328
Corporate bonds	29,079	10	(4)	29,085
U.S. dollar dominated foreign corporate bonds	13,959	12	—	13,971
Municipal securities	7,006	11	(3)	7,014
U.S. government agency bonds	16,693	10	—	16,703
Asset-backed securities	5,937	2	—	5,939
Total Marketable Securities, Short-Term	$126,992	$55	$(7)	$127,040
Long-term

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$38,138	$1	$(21)	$38,118
Corporate bonds	23,308	14	(9)	23,313
U.S. dollar dominated foreign corporate bonds	19,485	27	(17)	19,495
U.S. government treasury bonds	6,916	3	—	6,919
Municipal securities	8,326	13	(8)	8,331
Asset-backed securities	5,800	4	(2)	5,802
Total Marketable Securities, Long-Term	$101,973	$62	$(57)	$101,978

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2014 and 2013, realized losses were immaterial. Cash and cash equivalents were not included in the table above as the gross unrealized gains and losses were not material. We have no material short-term or long-term investments that have been in continuous unrealized loss positions for greater than twelve months as of December 31, 2014. Amounts reclassified to earnings from unrealized gain or losses were immaterial in 2014 and 2013.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds and asset-backed securities that have a maximum maturity of two years. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale.  The weighted average remaining duration of these securities was approximately 10 months and 11 months as of December 31, 2014 and 2013, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of December 31, 2014 and 2013  (in thousands):

	December 31,	December 31,
	2014	2013
One year or less	$254,787	$127,040
Due in greater than one year	147,892	101,978
Total available for short-term and long-term marketable securities	$402,679	$229,018
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
Our Level 1 assets consist of money market funds and U.S government treasury bonds. We did not hold any Level 1 liabilities as of December 31, 2014 or 2013.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Our Level 2 assets consist of commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, municipal securities, U.S. government agency bonds, certificate of deposits, asset-backed securities, and our Israeli funds that are mainly invested in insurance policies. We obtain these fair values for level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.
We did not hold any Level 2 liabilities as of December 31, 2014 or 2013.
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
We did not hold any Level 3 assets or liabilities as of December 31, 2014 or 2013.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Recurring Fair Value Measurements

During 2013, we recorded an impairment charge to our long-lived assets and goodwill of $26.3 million and $40.7 million, respectively, related to our Scanner and Services ("Scanner") reporting unit as a triggering event occurred and circumstances changed that led us to perform an impairment analysis prior to our annual test which required us to determine the fair value of the Scanner reporting unit (Refer to Note 5). These fair value measurements were calculated using unobservable inputs, using the income approach which is classified as Level 3 within the fair value hierarchy. Inputs for the income approach includes the amount and timing of future cash flows based on our most recent operational budgets, strategic plans, terminal growth rates assumptions and other estimates.

The following tables summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$80,786	$80,786	$—
Commercial paper	21,997	—	21,997
Corporate bonds	1,745	—	1,745
Short-term investments:
Commercial paper	33,998	—	33,998
Corporate bonds	151,966	—	151,966
U.S. dollar denominated foreign corporate bonds	901	—	901
Municipal securities	9,160	—	9,160
U.S. government agency bonds	41,587	—	41,587
U.S. government treasury bonds	15,777	15,777	—
Certificate of Deposits	1,398	—	1,398
Long-term investments:
Corporate bonds	57,089	—	57,089
U.S. government agency bonds	48,217	—	48,217
U.S. dollar denominated foreign corporate bonds	521	—	521
U.S. government treasury bonds	20,813	20,813	—
Municipal securities	9,551	—	9,551
Asset-backed securities	11,701	—	11,701
Long-term other assets:
Israeli funds	2,307	—	2,307
	$509,514	$117,376	$392,138

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$143,540	$143,540	$—
Commercial paper	15,398	—	15,398
Short-term investments:
Commercial paper	54,328	—	54,328
Corporate bonds	29,085	—	29,085
U.S. dollar denominated foreign corporate bonds	13,971	—	13,971
Municipal securities	7,014	—	7,014
U.S. government agency bonds	16,703	—	16,703
Asset-backed securities	5,939	—	5,939
Long-term investments:
Corporate bonds	23,313	—	23,313
U.S. government agency bonds	38,118	—	38,118
U.S. dollar denominated foreign corporate bonds	19,495	—	19,495
U.S. government treasury bonds	6,919	6,919	—
Municipal securities	8,331	—	8,331
Asset-backed securities	5,802	—	5,802
Long-term other assets:
Israeli funds	2,193	—	2,193
	$390,149	$150,459	$239,690

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$8,143	$5,172
Work in process	2,970	4,241
Finished goods	4,815	4,555
Total Inventories	$15,928	$13,968

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Clinical and manufacturing equipment	$107,707	$104,373
Computer hardware	24,092	24,851
Computer software	22,044	21,286
Furniture and fixtures	7,386	7,275
Leasehold improvements	15,358	14,996
Building	1,868	1,868
Land	1,162	1,162
CIP	18,310	5,438
Total	197,927	181,249
Less: Accumulated depreciation and amortization and impairment charges [1]	(107,802)	(105,506)
Total Property, plant and equipment, net	$90,125	$75,743

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

As of December 31, 2014, CIP consists primarily of costs for capital equipment to be placed in service in the next year; however, in late 2014 we started an ERP project and have capitalized $2.6 million as of December 31, 2014, which we anticipate will be placed in service in 2016. Depreciation and amortization was $14.8 million, $13.9 million, and $13.4 million, for the year ended December 31, 2014, 2013 and 2012, respectively.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll and benefits	$44,610	$43,029
Accrued sales rebate	11,110	10,100
Accrued sales and marketing expenses	5,979	3,893
Accrued accounts payable	5,736	4,053
Accrued sales tax and value added tax	5,456	6,215
Accrued warranty	3,148	3,104
Accrued professional fees	2,494	1,892
Accrued income taxes	2,027	1,205
Other accrued liabilities	7,320	6,854
Total Accrued Liabilities	$87,880	$80,345

Warranty

We regularly review the accrued balances and update these balances based on historical warranty trends.  Actual warranty costs incurred have not materially differed from those accrued.  However, future actual warranty costs could differ from the estimated amounts.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty accrual as of December 31, 2014 and 2013 consists of the following activity (in thousands):

Warranty accrual, December 31, 2012	$4,050
Charged to cost of revenues	2,850
Actual warranty expenditures	(3,796)
Warranty accrual, December 31, 2013	3,104
Charged to cost of revenues	1,990
Actual warranty expenditures	(1,946)
Warranty accrual, December 31, 2014	$3,148

Note 4. Business Combinations

Cadent

On April 29, 2011, we completed the acquisition of Cadent, a 3D digital scanning solution for orthodontics and dentistry, for an aggregate cash purchase price of approximately $187.6 million . We recorded goodwill of $135.3 million as a result of the acquisition, which represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of the goodwill is deductible for tax purposes. In connection with the acquisition, we allocated approximately $77.3 million of the goodwill from the Cadent acquisition to our Scanner and Services ("Scanner") reporting unit and approximately $58.0 million to our Clear Aligner reporting unit based on the expected relative synergies generated by the acquisition. During the third quarter of 2012, we determined that goodwill for our Scanner reporting unit should be tested for impairment between annual impairment tests since an event occurred or circumstances changed that would more likely than not reduce the fair value of our Scanner reporting unit below its carrying amount. We recorded a total impairment charge of $36.6 million for the Scanner for 2012 after finalizing step two of our analysis.  Further, during March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that goodwill related only to our Scanner reporting unit should be tested for impairment as of March 2013 due to these facts and circumstances which would more likely than not reduce the fair value of our Scanner reporting unit below its carrying amount. Based on our analysis, there was no implied goodwill for the Scanner reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represents the remaining goodwill balance in the Scanner reporting unit. All remaining goodwill from the Cadent acquisition as of December 31, 2014 is attributable to the Clear Aligner segment. See Note 5 for discussion of our goodwill impairment.

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present.

Pro forma results of operations for this acquisition have not been presented as it is not material to our results of operations, either individually or in aggregate, for the year ended 2013.

Note 5. Goodwill and Intangible Assets

Goodwill
The change in the carrying value of goodwill for the year ended December 31, 2014 by our reportable segments, which are also our reporting units, are as follows (in thousands):

	Clear Aligner	Scanners and Services	Total
Balance as of December 31, 2012	$58,543	$40,693	$99,236
Goodwill from ICA acquisition	3,558	—	3,558
Impairment of goodwill	—	(40,693)	(40,693)
Adjustments [1]	(478)	—	(478)
Balance as of December 31, 2013	61,623	—	61,623
Goodwill from ICA acquisition	—	—	—
Adjustments [1]	(254)	—	(254)
Balance as of December 31, 2014	$61,369	$—	$61,369

[1]	The adjustments to goodwill were a result of foreign currency translation.
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

2012 Impairment

During the third quarter of 2012, we determined that the goodwill for our Scanner reporting unit should be tested for impairment between annual impairment tests since an event occurred/circumstances changed that would more likely than not reduce the fair value of our Scanner reporting unit below its carrying amount. These indicators included the termination of an exclusive distribution arrangement with Straumann for iTero intra-oral scanners in Europe, as well as the termination of their non-exclusive distribution arrangement for iTero intra-oral scanners in North America, together with market conditions and business trends within the Scanner reporting unit. While we continued to expect revenue growth in our Scanner business, our expectations for future growth and profitability rates projected for the Scanner reporting unit were lower than our previous estimates primarily driven by overall lower than expected financial results.

As a result, we performed step one analysis for our Scanner reporting unit, which consists of a comparison of the fair value of the Scanner reporting unit against its carrying amount, including the goodwill allocated to it. In deriving the fair value of the Scanner reporting unit, we utilized a combination of both the income and market approach, which are classified as level 3 within the fair value hierarchy. The income approach provides an estimate of fair value based on discounted expected future cash flows. The market approach provides an estimate of fair value using various prices or market multiples applied to the reporting unit's operating results and then applies an appropriate control premium in order to reconcile to our market capitalization. As a result of our step one analysis, we concluded that the fair value of the Scanner reporting unit was less than its carrying value, therefore, we proceeded to perform step two of the goodwill impairment analysis.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment, and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of the goodwill for the Scanner reporting unit. We recorded a preliminary goodwill impairment charge during the third quarter of 2012 of $24.7 million and an additional $11.9 million during the fourth quarter of 2012, representing a change in estimate upon finalizing our 2013 annual budget process, for a total impairment charge of $36.6 million. None of the goodwill impairment charge was deductible for tax purposes.

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

As a result of our step one analysis, we concluded that the fair value of the Scanner reporting unit was less than its carrying value; therefore, we proceeded to step two of the goodwill impairment analysis. Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. We use a discounted cash flow (“DCF”) approach to estimate the fair value of a reporting unit, utilizing the harvest model, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. Based on our analysis, there was no implied goodwill for the Scanner reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in the three months ended March 31, 2013, which represents the remaining goodwill balance in the Scanner reporting unit. None of the goodwill impairment charge was deductible for tax purposes.

Annual Impairment Test

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2014, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.
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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, that caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that the carrying value of the Scanner long-lived assets was not recoverable as compared to the value of the undiscounted cash flows of our revised projections for the asset group. In order to determine the impairment amount of our long-lived assets, we fair valued each key component of our long-lived assets within the asset group, which involved the use of significant estimates and assumptions including replacement costs, revenue growth rates, operating margins, and plant and equipment cost trends. We use a DCF approach, utilizing the harvest model, to estimate the fair value of a reporting unit, which we believe is the most reliable indicator of fair value of a business, and is most consistent with the approach of a marketplace participant would use. The estimation of fair value utilizing a DCF approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Key assumptions used in measuring the fair values of Scanner reporting unit included the discount rate (based on the weighted-average cost of capital) and revenue growth. The fair value of Scanner’s trademark was determined using a risk-adjusted DCF approach under the relief-from-royalty method. The royalty rate used was based on a consideration of market rates. The fair value of Scanner’s finite-lived customer relationships was determined using a DCF approach under the multi-period excess earnings method. We determined our long-lived asset group within the Scanner reporting unit to be primarily finite-lived intangible assets, plant and equipment. Upon completion of this analysis, we recorded a total impairment charge of $26.3 million of which $19.3 million represented the impairment related to our Scanner intangible assets and $7.0 million related to plant and equipment. There was no triggering event related to the Clear Aligner asset group.

There were no triggering events in 2014 that would cause further impairments of our long-lived assets.

Intangible assets arising either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2014	Accumulated Amortization	Impairment Charge	Net Carrying Value as of December 31, 2014
Trademarks	15	$7,100	$(1,354)	$(4,179)	$1,567
Existing technology	13	12,600	(3,015)	(4,328)	5,257
Customer relationships	11	33,500	(9,095)	(10,751)	13,654
Other	8	285	(76)	—	209
Total Intangible Assets		$53,485	$(13,540)	$(19,258)	$20,687

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2013	Accumulated Amortization	Impairment Charge	Net Carrying Value as of December 31, 2013
Trademarks	15	$7,100	$(1,100)	$(4,179)	$1,821
Existing technology	13	12,600	(2,236)	(4,328)	6,036
Customer relationships	11	33,500	(7,112)	(10,751)	15,637
Other	8	285	(40)	—	245
Total Intangible Assets		$53,485	$(10,488)	$(19,258)	$23,739

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2014 is as follows (in thousands):

Fiscal Year
2015	$2,600
2016	2,600
2017	2,600
2018	2,600
2019	2,600
Thereafter	7,687
Total	$20,687

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

Note 7. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of December 31, 2014, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Commitments and Contingencies
Operating leases
We lease our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements that expire at various dates through 2022 and provide for pre-negotiated fixed rental rates during the terms of the lease. The terms of some of our leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for any rent expense incurred but not paid. Total rent expense was $7.6 million, $7.3 million and $6.9 million, for the year ended December 31, 2014, 2013 and 2012, respectively.

Minimum future lease payments for non-cancelable leases as of December 31, 2014, are as follows (in thousands):

Fiscal Year	Operating leases
2015	$9,130
2016	8,293
2017	4,659
2018	1,545
2019	209
Thereafter	210
Total minimum lease payments	$24,046

Off-balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2014, we did not have any material indemnification claims that were probable or reasonably possible.

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

As of December 31, 2014, the 2005 Incentive Plan (as amended) has a total reserve of 23,283,379 shares for issuance of which 7,325,130 shares are available for issuance, plus up to an aggregate of 5,000,000 shares that would have been returned to our 2001 Stock Incentive Plan as a result of termination of options on or after March 28, 2005. No shares were added to the plan in 2014. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.
Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation related to all of our stock-based awards and employee stock purchases for the year ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Cost of net revenues	$3,616	$2,565	$1,843
Sales and marketing	11,646	7,093	5,581
General and administrative	17,979	13,261	10,361
Research and development	6,582	3,519	3,698
Total stock-based compensation	$39,823	$26,438	$21,483

Stock Options

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options are granted for terms not to exceed seven years and generally vest over four years with 25% vesting one year from the date of grant and 1/48th each month thereafter.  Activity for the year ended December 31, 2014, under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	1,321	16.08
Granted	—	—
Exercised	(648)	16.58
Cancelled or expired	(5)	18.32
Outstanding as of December 31, 2014	668	$15.57	2.92	$26,933
Vested and expected to vest at December 31, 2014	668	$15.57	2.92	$26,930
Exercisable at December 31, 2014	655	$15.43	2.92	$26,504

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.  This amount will fluctuate based on the fair market value of our stock.  The total intrinsic value of stock options exercised for the year ended December 31, 2014, 2013 and 2012 was $24.5 million, $46.7 million and $50.9 million, respectively.  The total fair value of the options vested during the year ended December 31, 2014, 2013 and 2012 was $0.7 million, $3.7 million, $5.0 million, respectively.  There were no stock options granted in 2014, 2013 and 2012.

As of December 31, 2014, the total unamortized compensation costs related to stock options was not material. For the year ended December 31, 2014, the total recognized tax effect from exercised options was $1.9 million.

Restricted Stock Units

The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2014, is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2013	2,044	$31.88
Granted	981	53.72
Vested and released	(728)	30.22
Forfeited	(173)	37.59
Nonvested as of December 31, 2014	2,124	$42.08	1.33	$118,727

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2014 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released on December 31, 2014. This amount will fluctuate based on the fair market value of our stock.  During 2014, of the 727,679 shares vested and released, 114,468 vested shares were withheld for employee minimum statutory tax obligations, resulting in a net issuance of 613,211 shares.

The total intrinsic value of RSUs vested and released during 2014, 2013 and 2012 was $38.9 million, $20.3 million and $12.5 million, respectively. The total fair value RSUs vested during the year ended December 31, 2014, 2013, and 2012 was $22.0 million, $13.2 million, $7.8 million, respectively. As of December 31, 2014, there was $32.1 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs, and these costs are expected to be recognized over a weighted average period of 2.2 years.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the MSU performance as of December 31, 2014:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years )	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2013	307	31.96
Granted	244	50.46
Vested and released	(53)	22.41
Nonvested as of December 31, 2014	498	42.00	1.38	$27,815

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2014 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs been vested and released on December 31, 2014. This amount will fluctuate based on the fair market value of our stock.  During 2014, of the 52,575 shares vested and released 25,214 shares were withheld for tax payments, resulting in a net issuance of 27,361 shares.

The total intrinsic value of MSUs vested and released during 2014 was $2.9 million. The total fair value MSUs vested during the year ended December 31, 2014 was $1.2 million. As of December 31, 2014, we expect to recognize $6.2 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.4 years.

The fair value of the MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions.  The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	3	3	3
Expected volatility	46.0%	47.0%	54.0%
Risk-free interest rate	0.7%	0.4%	0.4%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$50.46	$35.49	$29.45

Total payments to tax authorities for payroll taxes related to RSUs, including MSUs, that vested during the period, were $7.6 million, $4.4 million and $2.1 million in 2014, 2013 and 2012, respectively, reflected as a financing activity in the Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), replacing our 2001 Employee Stock Purchase Plan, which consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower. The 2010 Purchase Plan will continue until terminated by either the Board or its administrator.  The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares. During the year ended December 31, 2014, 2013 and 2012, we issued 247,343, 288,675, and 336,382 shares, respectively, at average prices of $29.24, $21.96 and $17.98, respectively. As of December 31, 2014, 1,363,827 shares remain available for future issuance.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2	1.2
Expected volatility	38.8%	44.9%	49.7%
Risk-free interest rate	0.2%	0.2%	0.2%
Expected dividends	—	—	—
Weighted average fair value at grant date	$17.15	$11.69	$11.10
We recognized stock-based compensation expense of $2.6 million, $3.4 million, $2.0 million related to our employee stock purchase plans for the year ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $0.8 million of total unamortized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.3 years.

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
During 2014, we repurchased on the open market approximately 0.6 million shares of our common stock at an average price of $50.93 per share, including commissions, for an aggregate purchase price of approximately $28.2 million. All repurchased shares were retired. As of December 31, 2014, we have $201.8 million remaining under the April 2014 stock repurchase program, of which $1.8 million was repurchased in January 2015. In addition, in January 2015, our Board of Directors has authorized the next $100.0 million under the program to be repurchased which we anticipate completing within twelve months. We expect to finance future stock repurchases with current cash on hand.
Note 11. Employee Benefit Plans

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan

In January 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In 2009, our Board of Directors authorized us to match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010. We contributed approximately $2.2 million, $2.1 million and $1.9 million to the 401(k) plan during 2014, 2013 and 2012, respectively.

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

As of December 31, 2014 and 2013, the accrued funds liability was approximately $2.5 million and $2.4 million, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Domestic	$94,784	$31,993	$32,341
Foreign	95,585	61,146	51,955
Total Income before provision for income taxes	$190,369	$93,139	$84,296
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal
Current	$1,569	$26	$—
Deferred	37,570	24,262	22,382
	39,139	24,288	22,382
State
Current	2,162	1,235	438
Deferred	971	1,158	1,486
	3,133	2,393	1,924
Foreign
Current	1,596	3,113	1,173
Deferred	669	(950)	126
	2,265	2,163	1,299
Provision for income taxes	$44,537	$28,844	$25,605
The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate were as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.5	2.4
Impact of differences in foreign tax rates	(16.4)	(20.4)	(20.0)
Goodwill Impairment	—	15.3	15.2
Stock-based compensation	1.0	0.5	(1.2)
Other items not individually material	2.2	(1.9)	(1.0)
	23.4%	31.0%	30.4%

Other items not individually material for the year ended December 31, 2014 includes an out of period correction that resulted in an increase in the provision for income taxes of $1.8 million. We do not believe the out of period adjustment is material to the consolidated financial statements for the fiscal year ended December 31, 2014 or to any prior years' consolidated financial statements.

As of December 31, 2014, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $260.9 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes and foreign withholding taxes, net of related foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of the incentives, we must hire specified numbers of employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2014. As a result of these incentives, income taxes were reduced by $32.5 million, $27.7 million, and $21.8 million in 2014, 2013, and 2012, respectively. The benefit of the tax holiday on diluted net income per share was $0.40, $0.34, and $0.26 in 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, the significant components of our deferred tax assets and liabilities were (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss and capital loss carryforwards	$33,202	$39,978
Credit carryforwards	1,446	9,362
Reserves and accruals	32,888	26,729
Translation gains	637	48
Stock-based compensation	11,964	9,100
	80,137	85,217
Deferred tax liabilities:
Prepaid expenses	709	557
Depreciation and amortization	6,878	5,320
	7,587	5,877
Net deferred tax assets before valuation allowance	72,550	79,340
Valuation allowance	(32,498)	(35,108)
Net deferred tax assets	$40,052	$44,232

We assess the likelihood that we will be able to realize our deferred tax assets quarterly. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we do not expect to realize our deferred tax assets, we will increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. As of December 31, 2014, we believed, except for the items noted in the subsequent paragraph, that it was more likely than not that the amount of deferred tax assets recorded on the balance sheet will be realized.
The $32.5 million total valuation allowance provided against our deferred tax assets at December 31, 2014, relates primarily to foreign net operating loss and capital loss carryforwards. At December 31, 2014, the valuation allowance decreased by a net $2.6 million, due to a $1.8 million decrease related to foreign net operating loss carryforwards, and a decrease of $0.8 million due to the release of valuation allowance related to Japan and China deferred tax assets.
At December 31, 2014, we had fully utilized net operating loss carryforwards for federal purposes and have net operating loss carryforwards of $37.3 million for California state tax purposes. If not utilized, these carryforwards will begin to expire in 2015 for California purposes.  In addition, we had foreign net operating loss carryforwards of approximately $125.5 million, which, if not utilized will expire beginning in 2017.
Our net operating loss carryforwards associated with the exercise of employee stock options totaled $23.8 million as of December 31, 2014 for California state tax purposes, which was not included in our deferred tax assets. The reduction of income taxes payable by the tax benefits associated with the exercise of employee stock options during the fiscal year, and utilization of net operating loss carryover applicable to stock options were approximately $21.4 million, $27.1 million, and $17.2 million in

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014, 2013, and 2012, respectively. The benefits applicable to stock options were credited directly to stockholders’ equity when realized. We follow the tax law ordering method to determine when excess tax benefits have been realized and consider only the direct impacts of awards when calculating the amount of windfalls or shortfalls.

At December 31, 2014, we have California research credit carryforwards of approximately $3.8 million which can be carried forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for fiscal year ended December 31, 2014, 2013, and 2012, is as follows (in thousands):

Unrecognized tax benefit as of December 31, 2011	$15,472
Tax positions related to current year:
Additions for uncertain tax positions	5,087
Tax positions related to prior year:
Additions for uncertain tax positions	80
Unrecognized tax benefit as of December 31, 2012	20,639
Tax positions related to current year:
Additions for uncertain tax positions	6,110
Tax positions related to prior year:
Decreases for uncertain tax positions	(81)
Unrecognized tax benefit as of December 31, 2013	26,668
Tax positions related to current year:
Additions for uncertain tax positions	6,659
Tax positions related to prior year:
Decreases for uncertain tax positions	(260)
Unrecognized tax benefit as of December 31, 2014	$33,067

We account for uncertain tax positions pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. We first determine whether it is more likely than not that a tax position will be sustained upon audit based on its technical merits. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. We adjust our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

During fiscal year 2014, the amount of gross unrecognized tax benefits increased by $6.4 million. The total amount of unrecognized tax benefits was $33.1 million as of December 31, 2014, all of which would impact our effective tax rate if recognized.  We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The penalties and interest accrued as of December 31, 2014 and 2013 are immaterial. We do not expect any significant changes to the amount of unrecognized tax benefits within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007.

Note 13. Net Income per Share

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, RSUs, MSUs and our ESPP.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$145,832	$64,295	$58,691
Denominator:
Weighted-average common shares outstanding, basic	80,754	80,551	80,529
Dilutive effect of potential common stock	1,529	2,038	2,511
Total shares, diluted	82,283	82,589	83,040
Net income per share, basic	$1.81	$0.80	$0.73
Net income per share, diluted	$1.77	$0.78	$0.71
For the year ended December 31, 2014, 2013 and 2012, the anti-dilutive effect on net income per share from stock options, RSUs, MSUs and our employee stock purchase plan were not material.

Note 14. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Taxes paid	$5,666	$4,125	$2,825
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$4,899	$2,308	$940
Unclaimed merger consideration liability	$—	$—	$1,575

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Year Ended December 31,
Net Revenues	2014	2013	2012
Clear Aligner
Invisalign Full Products	$585,721	$497,507	$434,432
Invisalign Express Products	80,598	72,418	51,486
Invisalign non-case revenues	46,230	44,724	30,663
Scanner
Scanners and Services	49,104	45,557	43,460
Total net revenues	$761,653	$660,206	$560,041
Gross Profit
Clear Aligner	$562,889	$484,835	$405,970
Scanners and Services	15,554	13,271	10,418
Total gross profit	$578,443	$498,106	$416,388

Geographical Information
Net revenues and tangible long-lived assets are presented below by geographic area (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Net revenues [1]:
United States	$532,569	$491,410	$427,929
the Netherlands	156,817	122,494	105,942
Other international	72,267	46,302	26,170
Total net revenues	$761,653	$660,206	$560,041

[1]	Net revenues are attributed to countries based on location of where revenue is recognized.

	As of December 31,
	2014	2013
Long-lived assets [2]:
United States	$76,511	$61,439
Mexico	6,229	6,291
the Netherlands	874	1,630
Other international	6,511	6,383
Total long-lived assets	$90,125	$75,743

[2]	Long-lived assets are attributed to countries based on entity that owns the assets.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management's annual report on internal control over financial reporting.
See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated by reference to the Proxy Statement under the section captioned “Executive Compensation.” The information required by Items 407(e)(4) and (e)(5) is incorporated by reference to the Proxy Statement under the section captioned “Corporate Governance—Compensation Committee Interlocks” and “Compensation Committee Report,” respectively.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the Proxy Statement under the section captioned “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan ("ESPP"), the 2001 Stock Incentive Plan and the 2005 Incentive Plan, each as amended, and certain individual arrangements. Please see Note 10 “Stockholders’ Equity” in the Notes to our Consolidated Financial Statements for description of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	3,288,512	[1]	$15.43	8,688,957	[2,3]
Equity compensation plans not approved by security holders	—		—	—
Total	3,288,512		$15.43	8,688,957

[1]	Includes 2,123,351 restricted stock units, including 497,500 market-performance based restricted stock units at target, which have an exercise price of zero.

[2]
Includes 1,363,827 shares available for issuance under our ESPP. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights or the weighted average exercise price of outstanding rights under the ESPP.

[3]	Excludes 418,187 of potentially issuable MSUs if performance targets are achieved at maximum payout.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407 of Regulation S-K is incorporated by reference to the Proxy Statement under the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence,” respectively.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A of the Securities Act of 1934, as amended, is incorporated by reference to the Proxy Statement under the section captioned “Ratification of Appointment of Independent Registered Public Accountants.”

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write offs	Charged to Other Accounts [1]	Reclass from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and returns:
Year ended December 31, 2012	$1,500	$4,417	$(2,735)	$—	$(15)	$3,167
Year ended December 31, 2013	$3,167	$2,116	$(3,550)	$—	$—	$1,733
Year ended December 31, 2014	$1,733	$6,563	$(6,733)	$—	$—	$1,563
Valuation Allowance for deferred tax assets:
Year ended December 31, 2012	$20,224	$8,507	$(1,675)	$—	$—	$27,056
Year ended December 31, 2013	$27,056	$9,806	$(1,754)	$—	$—	$35,108
Year ended December 31, 2014	$35,108	$(1,793)	$(817)	$—	$—	$32,498

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan.	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.6†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011	Form 8-K	5/25/2010	10.1
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO)	Form 10-Q	5/8/2008	10.2
10.13	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant	Form 10-Q	5/13/2003	10.36
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008	Form 8-K	6/26/2008	10.1
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17	Settlement Agreement dated as of August 16, 2009 between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.1
10.18	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation	Form 10-Q	11/5/2009	10.2
10.19††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.3
10.20†	Summary of 2013 Incentive Awards for Named Executive Officers.	Form 8-K	2/8/2014
10.21†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.22†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.23†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.24	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	4/1/2011	10.1
10.25	Credit Agreement dated March 22, 2013 between Align Technology, Inc. and Wells Fargo Bank, National Association	Form 8-K	3/27/2013	10.1
10.26	Transition Agreement dated March 4, 2013 between Align Technology, Inc. and Kenneth B. Arola	Form 10-Q	5/3/2013	10.1
10.27	Offer Letter dated June 12, 2013 between Align Technology, Inc. and David L. White	Form 8-K	7/18/2013	10.1
10.28	Employment Agreement between Align Technology, Inc. and David L. White	Form 8-K	8/5/2013	10.1
10.29	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant	Form 10-Q	7/31/2014	10.29
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

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

Signature	Title	Date

/S/ THOMAS M. PRESCOTT	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Thomas M. Prescott

/S/ DAVID L.WHITE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
David L. White

/S/ JOSEPH LACOB	Director	February 26, 2015
Joseph Lacob

/S/ C. RAYMOND LARKIN	Director	February 26, 2015
C. Raymond Larkin

/S/ GEORGE J. MORROW	Director	February 26, 2015
George J. Morrow

/S/ DAVID C. NAGEL	Director	February 26, 2015
David C. Nagel

/S/ ANDREA L. SAIA	Director	February 26, 2015
Andrea L. Saia

/S/ GREG J. SANTORA	Director	February 26, 2015
Greg J. Santora

/S/ WARREN S. THALER	Director	February 26, 2015
Warren S. Thaler

Exhibit Index

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Preferred Stock Rights Agreement dated October 25 between the registrant and EquiServe Trust Company, N.A.	Form 8-K	10/27/2005	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan.	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.6†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011	Form 8-K	5/25/2010	10.1
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO)	Form 10-Q	5/8/2008	10.2
10.13	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.1
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant	Form 10-Q	5/13/2003	10.36

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008	Form 8-K	6/26/2008	10.1
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17	Settlement Agreement dated as of August 16, 2009 between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.1
10.18	Stock Purchase Agreement dated as of the 16th day of August by and between Align Technology, Inc. and Danaher Corporation	Form 10-Q	11/5/2009	10.2
10.19††	Joint Development, Marketing and Sales Agreement entered in as of August 16, 2009 by and between Align Technology, Inc. and Ormco Corporation	Form 10-Q/A	2/24/2010	10.3
10.20†	Summary of 2013 Incentive Awards for Named Executive Officers.	Form 8-K	2/8/2014
10.21†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.22†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.23†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.24	Agreement of Plan Merger between Registrant and Cadent Holdings, Inc. amongst other dated March 29, 2011	Form 8-K	4/1/2011	10.1
10.25	Credit Agreement dated March 22, 2013 between Align Technology, Inc. and Wells Fargo Bank, National Association	Form 8-K	3/27/2013	10.1
10.26	Transition Agreement dated March 4, 2013 between Align Technology, Inc. and Kenneth B. Arola	Form 10-Q	5/3/2013	10.1
10.27	Offer Letter dated June 12, 2013 between Align Technology, Inc. and David L. White	Form 8-K	7/18/2013	10.1
10.28	Employment Agreement between Align Technology, Inc. and David L. White	Form 8-K	8/5/2013	10.1
10.29	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant	Form 10-Q	7/31/2014	10.29
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.