Form 10-Q
period 2015-03-31
ALIGN TECHNOLOGY INC
filed 2015-05-01
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 24, 2015 was 80,750,207.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign Teen, Vivera, SmartForce, SmartTrack, SmartStage, Power Ridge, iTero, iTero Element, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenues	$198,086	$180,646
Cost of net revenues	46,996	43,395
Gross profit	151,090	137,251
Operating expenses:
Selling, general and administrative	88,281	82,067
Research and development	13,885	13,380
Total operating expenses	102,166	95,447
Income from operations	48,924	41,804
Interest and other income (expenses), net	(1,452)	601
Net income before provision for income taxes	47,472	42,405
Provision for income taxes	11,295	9,961
Net income	$36,177	$32,444

Net income per share:
Basic	$0.45	$0.40
Diluted	$0.44	$0.39
Shares used in computing net income per share:
Basic	80,459	81,120
Diluted	81,824	82,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$36,177	$32,444
Net change in cumulative translation adjustment	(261)	106
Change in unrealized gains (losses) on available-for-sale securities, net of tax	295	42
Other comprehensive income	34	148
Comprehensive income	$36,211	$32,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,978	$199,871
Marketable securities, short-term	254,823	254,787
Accounts receivable, net of allowances for doubtful accounts and returns of $1,461 and $1,563, respectively	138,159	129,751
Inventories	14,572	15,928
Prepaid expenses and other current assets	29,869	19,770
Deferred tax assets	29,911	37,053
Total current assets	657,312	657,160
Marketable securities, long-term	168,171	147,892
Property, plant and equipment, net	99,764	90,125
Goodwill and intangible assets, net	81,274	82,056
Deferred tax assets	14,630	3,099
Other assets	7,254	7,665
Total assets	$1,028,405	$987,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,996	$23,247
Accrued liabilities	81,711	87,880
Deferred revenues	93,868	90,684
Total current liabilities	200,575	201,811
Income tax payable	31,831	30,483
Other long-term liabilities	2,465	2,932
Total liabilities	234,871	235,226
Commitments and contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,734 and 80,205 issued and outstanding, respectively)	8	8
Additional paid-in capital	789,453	783,410
Accumulated other comprehensive loss, net	(106)	(140)
Retained Earnings (accumulated deficit)	4,179	(30,507)
Total stockholders’ equity	793,534	752,771
Total liabilities and stockholders’ equity	$1,028,405	$987,997
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,177	$32,444
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	291	12,769
Depreciation and amortization	4,308	4,776
Stock-based compensation	11,648	9,132
Excess tax benefit from share-based payment arrangements	(4,779)	(13,568)
Other non-cash operating activities	2,614	1,977
Changes in assets and liabilities:
Accounts receivable	(12,233)	(13,939)
Inventories	1,334	(1,870)
Prepaid expenses and other assets	(10,527)	(1,790)
Accounts payable	1,871	265
Accrued and other long-term liabilities	(1,078)	(15,286)
Deferred revenues	6,019	3,083
Net cash provided by operating activities	35,645	17,993
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,612)	(4,996)
Purchase of marketable securities	(113,508)	(157,919)
Proceeds from maturities of marketable securities	86,908	53,137
Proceeds from sales of marketable securities	5,505	10,564
Other investing activities	46	(133)
Net cash used in investing activities	(36,661)	(99,347)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,552	11,946
Common stock repurchases	(1,781)	—
Excess tax benefit from share-based payment arrangements	4,779	13,568
Employees’ taxes paid upon the vesting of restricted stock units	(14,647)	(4,453)
Net cash (used in) provided by financing activities	(7,097)	21,061
Effect of foreign exchange rate changes on cash and cash equivalents	(1,780)	106
Net decrease in cash and cash equivalents	(9,893)	(60,187)
Cash and cash equivalents, beginning of the period	199,871	242,953
Cash and cash equivalents, end of the period	$189,978	$182,766
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three months ended March 31, 2015 and 2014, our comprehensive income for the three months ended March 31, 2015 and 2014, our financial position as of March 31, 2015 and our cash flows for the three months ended March 31, 2015 and 2014. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the December 31, 2014 audited financial statements. Net revenues by geographic area for prior period amounts in Note 13 have been reclassified to conform with the current period presentation. These reclassifications had no impact on our financial position for the three months ended March 31, 2015 and 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2014.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, long-lived assets and goodwill, useful lives of intangible assets and property and equipment, revenue recognition, stock-based compensation, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. We expect the updated standard to become effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." providing guidance to entities about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance does not change the accounting for an entity's accounting for service contracts. The updated standard becomes effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of March 31, 2015 and December 31, 2014, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$16,774	$—	$—	$16,774
Corporate bonds	144,230	31	(71)	144,190
Municipal securities	11,310	9	—	11,319
U.S. government agency bonds	60,342	20	(4)	60,358
U.S. government treasury bonds	17,772	12	—	17,784
Certificates of deposit	1,399	—	—	1,399
Agency discount notes	2,998	1	—	2,999
Total Marketable Securities, Short-Term	$254,825	$73	$(75)	$254,823

Long-term

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$50,542	$50	$(5)	$50,587
Corporate bonds	66,738	30	(45)	66,723
U.S. dollar dominated foreign corporate bonds	520	—	—	520
U.S. government treasury bonds	33,310	70	—	33,380
Municipal securities	6,425	10	(1)	6,434
Asset-backed securities	10,533	—	(6)	10,527
Total Marketable Securities, Long-Term	$168,068	$160	$(57)	$168,171

Short-term

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$33,998	$—	$—	$33,998
Corporate bonds	152,055	27	(116)	151,966
U.S. dollar dominated foreign corporate bonds	901	—	—	901
Municipal securities	9,147	13	—	9,160
U.S. government agency bonds	41,574	14	(1)	41,587
U.S. government treasury bonds	15,770	7	—	15,777
Certificates of Deposits	1,398	—	—	1,398
Total Marketable Securities, Short-Term	$254,843	$61	$(117)	$254,787
Long-term

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$48,233	$12	$(28)	$48,217
Corporate bonds	57,195	6	(112)	57,089
U.S. dollar dominated foreign corporate bonds	523	—	(2)	521
U.S. government treasury bonds	20,814	5	(6)	20,813
Municipal securities	9,552	5	(6)	9,551
Asset-backed securities	11,713	—	(12)	11,701
Total Marketable Securities, Long-Term	$148,030	$28	$(166)	$147,892
 For the three months ended March 31, 2015 and 2014, realized gains were immaterial. Unrealized gains and losses for our available for sale securities as of March 31, 2015 and December 31, 2014 were also immaterial. Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-

term investments that have been in a continuous unrealized loss position for greater than twelve months as of March 31, 2015 and December 31, 2014. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three months ended March 31, 2015 and 2014.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, certificates of deposit, agency discount notes and asset-backed securities that have a maximum maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 11 months as of March 31, 2015 and December 31, 2014, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Due in one year or less	$254,823	$254,787
Due in greater than one year	168,171	147,892
Total available for sale short-term and long-term marketable securities	$422,994	$402,679

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of March 31, 2015 or December 31, 2014.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, U.S. government agency bonds, asset-backed securities, municipal securities, U.S. government treasury bonds, U.S. dollar dominated foreign corporate bonds, certificates of deposit, agency discount notes and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for Level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.

We did not hold any Level 2 liabilities as of March 31, 2015 or December 31, 2014.

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

We did not hold any Level 3 assets or liabilities as of March 31, 2015 or December 31, 2014.

Recurring Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$76,732	$76,732	$—
Commercial paper	28,664	—	28,664
Short-term investments:
Commercial paper	16,774	—	16,774
Corporate bonds	144,190	—	144,190
Municipal securities	11,319	—	11,319
U.S. government agency bonds	60,358	—	60,358
U.S. government treasury bonds	17,784	17,784	—
Certificates of deposit	1,399	—	1,399
Agency discount notes	2,999	—	2,999
Long-term investments:
U.S. government agency bonds	50,587	—	50,587
Corporate bonds	66,723	—	66,723
U.S. dollar dominated foreign corporate bonds	520	—	520
U.S. government treasury bonds	33,380	33,380	—
Municipal securities	6,434	—	6,434
Asset-backed securities	10,527	—	10,527
Other assets:
Israeli funds	2,256	—	2,256
	$530,646	$127,896	$402,750

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$80,786	$80,786	$—
Commercial paper	21,997	—	21,997
Corporate bonds	1,745	—	1,745
Short-term investments:
Commercial paper	33,998	—	33,998
Corporate bonds	151,966	—	151,966
U.S. dollar denominated foreign corporate bonds	901	—	901
Municipal securities	9,160	—	9,160
U.S. government agency bonds	41,587	—	41,587
U.S. government treasury bonds	15,777	15,777	—
Certificates of Deposits	1,398	—	1,398
Long-term investments:
U.S. government agency bonds	48,217	—	48,217
Corporate bonds	57,089	—	57,089
U.S. dollar denominated foreign corporate bonds	521	—	521
U.S. government treasury bonds	20,813	20,813	—
Municipal securities	9,551	—	9,551
Asset-backed securities	11,701	—	11,701
Other assets:
Israeli funds	2,307	—	2,307
	$509,514	$117,376	$392,138

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$5,990	$8,143
Work in process	4,487	2,970
Finished goods	4,095	4,815
Total Inventories	$14,572	$15,928

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and benefits	$38,022	$44,610
Accrued sales rebates	10,423	11,110
Accrued sales and marketing expenses	5,452	5,979
Accrued sales tax and value added tax	5,015	5,456
Accrued professional fees	4,519	2,494
Accrued income taxes	4,290	2,027
Accrued accounts payable	3,578	5,736
Accrued warranty	3,005	3,148
Other accrued liabilities	7,407	7,320
Total Accrued Liabilities	$81,711	$87,880

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

Warranty accrual as of March 31, 2015 and 2014 consists of the following activity (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$3,148	$3,104
Charged to cost of net revenues	440	653
Actual warranty expenditures	(583)	(709)
Balance at end of period	$3,005	$3,048

Note 4. Goodwill and Long-lived Assets

Goodwill

On April 29, 2011, we acquired Cadent Holdings, Inc. (“Cadent”). In connection with the acquisition, we allocated approximately $58.0 million of goodwill to our Clear Aligner reporting unit based on the expected relative synergies generated by the acquisition. On April 30, 2013, we acquired ICA Holdings Pty Limited in a purchase business combination of which $3.6 million was recorded to goodwill, which was attributed to our Clear Aligner reporting unit.

The change in the carrying value of goodwill for the three months ended March 31, 2015, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Clear Aligner
Balance as of December 31, 2014	$61,369
Adjustments [1]	(132)
Balance as of March 31, 2015	$61,237
1 The adjustments to goodwill during the three months ended March 31, 2015 were due to foreign currency translation.

During the fourth quarter of fiscal 2014, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Acquired intangible assets, arising either as a direct result from the Cadent acquisition or individually acquired, are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2015	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2015
Trademarks	15	$7,100	$(1,388)	$(4,179)	$1,533
Existing technology	13	12,600	(3,155)	(4,328)	5,117
Customer relationships	11	33,500	(9,562)	(10,751)	13,187
Other	8	285	(85)	—	200
Total Intangible Assets		$53,485	$(14,190)	$(19,258)	$20,037

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2014	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2014
Trademarks	15	$7,100	$(1,354)	$(4,179)	$1,567
Existing technology	13	12,600	(3,015)	(4,328)	5,257
Customer relationships	11	33,500	(9,095)	(10,751)	13,654
Other	8	285	(76)	—	209
Total Intangible Assets		$53,485	$(13,540)	$(19,258)	$20,687

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2015 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2015	$1,950
2016	2,600
2017	2,600
2018	2,600
2019	2,592
Thereafter	7,695
Total	$20,037

Note 5. Credit Facilities

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of March 31, 2015, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

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

Note 7. Commitments and Contingencies

Operating Leases

As of March 31, 2015, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2015	$7,233
2016	9,194
2017	5,463
2018	2,041
2019	188
Thereafter	188
Total minimum future lease payments	$24,307

Off-balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2015, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stock-based Compensation

Summary of stock-based compensation expense

As of March 31, 2015, we had a total reserve of 23,283,379 shares for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of net revenues	$978	$844
Selling, general and administrative	8,771	6,717
Research and development	1,899	1,571
Total stock-based compensation	$11,648	$9,132

Options

Activity for the three months ended March 31, 2015 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2014	668	$15.57
Granted	—	—
Exercised	(28)	11.19
Cancelled or expired	—	—
Outstanding as of March 31, 2015	640	$15.76	2.66	$24,324
Vested and expected to vest at March 31, 2015	640	$15.76	2.66	$24,324
Exercisable at March 31, 2015	638	$15.74	2.66	$24,268

There were no stock options granted during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the total unamortized compensation cost related to stock options is immaterial.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the three months ended March 31, 2015 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Average Grant Date Fair Value	Weighted Remaining Contractual Period	Aggregate Intrinsic Value
			(in years)
Nonvested as of December 31, 2014	2,124	$42.08
Granted	621	56.74
Vested and released	(498)	35.76
Forfeited	(30)	43.30
Nonvested as of March 31, 2015	2,217	$47.59	1.71	$119,242

As of March 31, 2015, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $85.3 million, which we expect to recognize over a weighted average period of 2.6 years.

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

The following table summarizes the MSU activity for the three months ended March 31, 2015 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Period	Aggregate Intrinsic Value
			(in years )
Nonvested as of December 31, 2014	498	$42.00
Granted	178	56.75
Vested and released	(157)	29.45
Nonvested as of March 31, 2015	519	$48.08	1.81	$27,931

As of March 31, 2015, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $14.8 million, which we expect to recognize over a weighted average period of 1.8 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of March 31, 2015, there remains 1,226,899 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	1.2	1.2
Expected volatility	31.9%	42.3%
Risk-free interest rate	0.26%	0.20%
Expected dividends	—	—
Weighted average fair value at grant date	$15.98	$17.97

As of March 31, 2015, the total unamortized compensation cost related to employee purchases was $3.5 million, which we expect to recognize over a weighted average period of 0.9 year.

Note 9. Common Stock Repurchase

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
As part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on April 28, 2014 to repurchase $70.0 million of our common stock which was completed on July 2014. We received a total of approximately 1.4 million shares under the ASR for an average purchase price per share of $51.46, which all shares were retired. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.
During 2014, we repurchased on the open market approximately 0.6 million shares of our common stock at an average price of $50.93 per share, including commissions, for an aggregate purchase price of approximately $28.2 million. In the first quarter of 2015, we repurchased on the open market approximately 0.03 million shares of our common stock at an average price of $57.49 per share, including commission for an aggregate purchase price of approximately $1.8 million. All repurchased shares were retired. In January 2015, our Board of Directors has authorized the repurchase of the next $100.0 million under the repurchase program which we anticipate completing within twelve months. As of March 31, 2015, we have $200.0 million remaining under the April 2014 stock repurchase program.

On April 28, 2015, as part of our $300.0 million stock repurchase program, we entered into an ASR to repurchase $70.0 million of our common stock. Under the terms of the ASR, we paid $70.0 million on April 29, 2015 and received an initial delivery of approximately 0.8 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. The ASR is expected to be completed by July 29, 2015.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $11.3 million and $10.0 million for the three months ended March 31, 2015 and 2014, respectively. This represents effective tax rates of 23.8% and 23.5%, respectively. Our effective tax rates differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of March 31, 2015, we maintained a valuation allowance of $32.7 million against deferred tax assets primarily related to Israel and California operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended March 31, 2015, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $34.4 million as of March 31, 2015, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended March 31, 2015 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007. Subsequent to March 31, 2015, we were notified by the California Franchise Tax Board that they will be examining our income tax returns for the years ended December 31, 2011 and December 31, 2012.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015. As a result of these incentives, our income taxes were reduced by $8.2 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.10 and $0.09 in 2015 and 2014, respectively.

Note 11. Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, March 31,
	2015	2014
Numerator:
Net income	$36,177	$32,444
Denominator:
Weighted-average common shares outstanding, basic	80,459	81,120
Dilutive effect of potential common stock	1,365	1,697
Total shares, diluted	81,824	82,817

Net income per share, basic	$0.45	$0.40
Net income per share, diluted	$0.44	$0.39

For the three months ended March 31, 2015 and 2014, the anti-dilutive effect from stock options, RSU, MSU and ESPP was not material.

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

•
Our Scanner and Services ("Scanner") segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Three Months Ended March 31,
Net Revenues	2015	2014
Clear Aligner	$187,029	$168,239
Scanner	11,057	12,407
Total net revenues	$198,086	$180,646

Gross profit
Clear Aligner	$147,960	$133,083
Scanner	3,130	4,168
Total gross profit	$151,090	$137,251

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net revenues: (1)
U.S.	$139,704	$128,640
the Netherlands	38,645	37,391
Other international	19,737	14,615
Total net revenues	$198,086	$180,646
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	March 31,	December 31,
	2015	2014
Long-lived assets:(2)
United States	$80,416	$76,511
Mexico	11,757	6,229
the Netherlands	635	874
Other International	6,956	6,511
Total long-lived assets	$99,764	$90,125

(2) Long-lived assets are attributed to countries based on entity that owns the asset.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Scanner and Services ("Scanner") business, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained, the expected date our iTero Element Intraoral Scanner will be available, the effectiveness of our new training course and its impact on volumes, our expectations regarding our stock repurchase program, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview

Align Technology, Inc. is a global medical device company that advanced the invisible orthodontics market with the introduction of the Invisalign System in 1999. Today, we are focused on designing, manufacturing and marketing innovative technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide. Our international headquarters are located in Amsterdam, the Netherlands. We have two operating segments: (1) Clear Aligner, known as the Invisalign System; and (2) Scanner and Services ("Scanner"), known as the iTero intra-oral scanners and OrthoCAD services.
We received FDA clearance in 1998 and began our first commercial sales of Invisalign to U.S. orthodontists in 1999 followed by U.S. General Practitioner Dentists ("GPs") in 2002. Over the next decade, we introduced Invisalign to the European market and Japan, added distribution partners in Asia Pacific, Latin America, and Europe Middle East and Africa ("EMEA"), and introduced a full range of treatment options including Invisalign Express 10, Invisalign Teen, Invisalign Assist, and Vivera Retainers. By 2011, we launched significant new aligner and software features across all Invisalign products that make it easier for doctors to use Invisalign on more complex cases, and introduced Invisalign to the People’s Republic of China. In 2013, we launched SmartTrack, the next generation of Invisalign clear aligner material, which became the new standard aligner material for Invisalign products in North America, Europe and other international markets where we have obtained regulatory approval. Over the last several years’ we have continued to build upon our technology and expertise to deliver enhanced clinical innovations aimed at helping our customers treat some of the most challenging cases. These innovations, both launched in early 2014, include Invisalign G5, specifically designed for treatment of deep bite malocclusion, as well as ClinCheck Pro, the next generation Invisalign treatment software tool designed to help Invisalign providers achieve their treatment goals. Most recently, we began the initial commercialization of Invisalign G6 clinical innovations for first premolar extraction during the first quarter of 2015.
We also sell iTero intra-oral scanners and provide computer-aided design and computer-aided manufacturing ("CAD/CAM") services. Intra-oral scanners provide a dental “chair-side” platform for accessing valuable digital diagnosis and treatment tools, with potential for enhancing accuracy of records, treatment efficiency, and the overall patient experience. We believe there are numerous benefits for customers and the opportunity to accelerate the adoption of Invisalign through interoperability with our intra-oral scanners. The use of digital technologies such as CAD/CAM for restorative dentistry or in-office restorations has been growing rapidly and intra-oral scanning is a critical part of enabling these new digital technologies and procedures in dental practices. In late 2012, we commercially launched the Invisalign Outcome Simulator, the first Invisalign chair-side application powered by the iTero scanner. The interactive application provides dentists and orthodontists an enhanced platform for patient education and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. In March 2015, we announced our next generation iTero Element Intraoral Scanner which features a more compact footprint, enhanced wand and multi-touch display and is engineered to enable faster scan speeds for more efficient, real-time clinical evaluation.
We believe in an open systems approach to our technologies and are committed to working with other intra-oral scanning companies interested in developing interoperability for use with Invisalign treatment. In January 2014, we announced that the 3M™ True Definition scanner was qualified for use with Invisalign case submissions. This qualification enables Invisalign providers with a True Definition scanner to submit a digital impression in place of a traditional PVS impression as part of the Invisalign case submission process. In March 2015, we announced that the Sirona CEREC Omnicam with the new CEREC Ortho software 1.1 was qualified for use with Invisalign case submissions. The new CEREC Ortho software is expected to be rolled out in the summer of 2015. The 3M True Definition scanner and Sirona CEREC Omnicam scanner are the only third-party scanners that have been qualified for use with Invisalign treatment.
The Invisalign System is offered in more than 80 countries and has been used to treat more than 3.0 million patients. Our iTero intra-oral scanner, which is primarily sold in North America, provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 3,060 dental labs worldwide.
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
The successful execution of our business strategy and our results in 2015 and beyond may be affected by a number of other factors including:

•
Retirement of our CEO. We recently announced that our President and Chief Executive Officer ("CEO"), Thomas M. Prescott, will retire effective June 1, 2015. Effective the same date, Joseph M. Hogan will join us as President and CEO, and will also serve as a Director on our Board. Mr. Prescott has served as our President and CEO for 13 years and has been instrumental in the development, implementation and execution of our strategy and operations. Mr. Prescott will continue to serve on our Board of Directors. While we expect to engage in an orderly transition with Mr. Hogan as our new CEO, our ability to execute our business strategies and retain key personnel may be adversely affected by the uncertainty associated with this transition.

•
New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability, and ease of use for our customers, which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with Invisalign G5 for deep bite treatment. Launched in February 2014, Invisalign G5 was engineered to help doctors achieve even better clinical outcomes when treating patients with deep bites - a prevalent orthodontic problem. In North America, in February 2014 and Internationally in the first quarter of 2015, we launched ClinCheck Pro, the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. Invisalign G6 clinical innovations for premolar extraction became available to Invisalign-trained providers beginning in the first quarter of 2015 with limited commercialization. Full commercialization of Invisalign G6 in Europe, Middle East and Africa ("EMEA"), Asia Pacific, and Latin America geographies will occur throughout 2015 and in North America in early 2016. Invisalign G6 is engineered to improve clinical outcomes for orthodontic treatment of severe crowding and bimaxillary protrusion. Most recently, in March 2015, we announced the next generation iTero Element Intraoral Scanner with improved imaging technology that is designed to enable significantly faster scan speed, accuracy, intuitive operation, and visualization capabilities. Availability for the iTero Element Intraoral Scanner is expected in the second half of 2015. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the first quarter of 2015 was 4.5 cases per doctor compared to 4.3 in the first quarter of 2014. Utilization among our North American orthodontist customers reached an all time high of 9.0 cases per doctor in the first quarter 2015 from 8.1 in the first quarter of 2014. International doctor utilization increased slightly to 4.4 in the first quarter of 2015 from 4.3 in the first quarter of 2014. North American GP doctor utilization was 2.9 in the first quarter of 2015 flat, with the first quarter of 2014. The increase in North America orthodontist utilization reflects improvements in product and technology, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients. Increased International utilization reflects growth in both the EMEA and Asia Pacific regions driven by go-to-market and sales coverage investments, improving clinical education and support as well as ongoing technology innovation. We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign, along with the implementation of our Go-To-Market strategy (as discussed below); however, we expect that our utilization rates may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2014, Invisalign growth was driven primarily by increased utilization by our North American orthodontist doctors and International doctors as well as by the continued expansion of our customer base as we trained a total of 9,440 new Invisalign doctors, of which 56% were trained internationally. GPs are one of the keys to driving growth in the adult segment, and, in 2014, we launched Invisalign Fundamentals, a new training course, designed to improve practice integration and increase utilization for newly trained doctors. We have implemented this new Invisalign Fundamentals program across North America and will look for opportunities to adjust our international training programs as we work to help our GP practices worldwide more successfully adopt Invisalign into their practices. We believe that this new training approach has the potential to increase the number of doctors submitting cases 90-days post-training, as well as the number of cases submitted per doctor. During the first quarter of 2015, we trained 2,410 new Invisalign doctors.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 29.0% driven primarily by growth in Europe as well as by strong performance in the Asia Pacific region. In 2015, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region.

•
Go-To-Market Evolution. In order to provide more comprehensive sales and service coverage, we are currently implementing an updated go-to-market strategy with an expanded team and new structure in North America. In order to ensure our North America sales and marketing team can increase time in-office and help each practice become more successful, we are adding approximately 50 sales team members in 2015, the majority of which are in place as of the end of the first quarter. We believe that these investments in a refined go-to-market strategy and the strategic deployment of more people will improve adoption and utilization of Invisalign by our customers.

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

•
Increase in Invisalign Selling Price. We have historically invested in research and development and continuous product innovation. In order to continue and even accelerate this product innovation cycle, we recently announced a price increase of approximately 3% on Invisalign Full and Invisalign Teen products. In North America, the increase is $50 per treatment effective April 1, 2015, and internationally, the price increase is 50 euros per treatment, effective July 1, 2015. The prices for Invisalign Assist, Invisalign Express 10 and Invisalign Express 5/Lite products will remain unchanged.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk; therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and income in our consolidated financial statements. In the first quarter of 2015, our net revenues were negatively impacted by $4.2 million in comparison to the fourth quarter of 2014, and we incurred foreign currency translation net losses of $1.7 million in Interest and Other Income (Expense) net, primarily due to the weakening of the Euro and other foreign currencies relative to the U.S. Dollar. If the U.S. Dollar continues to strengthen compared to other foreign currencies, including the Euro, our reported amount of net revenues and income will be negatively impacted compared to the same period last year.

•
Medical Device Excise Tax. During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the medical device excise tax ("MDET") which we had been paying and expensing in selling, general and administrative expenses in the consolidated statements of operations since January 1, 2013; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners. In June 2014, we received a $1.2 million refund for MDET paid in 2014 related to our aligners which reduced selling, general and administrative expenses for the three months ended June 30, 2014. In the current quarter, the IRS approved our refund claim of $6.8 million MDET paid in 2013 related to our aligners, and we have recorded a receivable in Prepaid Expenses and Other Current Assets as of March 31, 2015.

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
In January 2015, we repurchased approximately $1.8 million, completing the first $100.0 million under the program, and our Board of Directors authorized the repurchase of the next $100.0 million under the repurchase program which we anticipate completing within twelve months. As of March 31, 2015, there is $200.0 million remaining under the April 2014 stock repurchase program.
On April 28, 2015, as part of our $300.0 million stock repurchase program, we entered into an accelerated share repurchase agreement ("ASR") to repurchase $70.0 million of our common stock. Under the terms of the ASR, we paid $70.0 million on April 29, 2015 and received an initial delivery of approximately 0.8 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We expect to finance the ASR with current cash on hand and for it to be completed by July 29, 2015.

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

•
Our Scanner and Services ("Scanner") segment consists of intra-oral scanning systems and additional services available with the intra-oral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

Net revenues for our Clear Aligner segment by region and product and our Scanner segment by region for the three months ended March 31, 2015 and 2014 is as follows (in millions).

	For the Three Months Ended, March 31,
Net Revenues	2015	2014	Net Change	% Change
Clear Aligner Revenues:
North America	$118.8	$107.9	$10.9	10.1%
International	55.9	49.8	6.1	12.2%
Invisalign non-case net revenues	12.3	10.5	1.8	17.1%
Total Clear Aligner net revenues	$187.0	$168.2	$18.8	11.2%
Scanner net revenues	11.1	12.4	(1.3)	(10.5)%
Total net revenues	$198.1	$180.6	$17.4	9.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Invisalign case shipments by region and product, for the three months ended March 31, 2015 and 2014 is as follows (in thousands).

	For the Three Months Ended, March 31,
Region	2015	2014	Net Change	% Change
North American Invisalign	91.1	81.4	9.7	11.9%
International Invisalign	39.7	30.8	8.9	28.9%
Total Invisalign case volume	130.8	112.2	18.6	16.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $17.4 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of Invisalign case volume growth across all regions and most products.

Clear Aligner

In the three months ended March 31, 2015, Clear Aligner North America net revenues increased by $10.9 million or 10.1% compared to the same period in 2014 primarily due to Invisalign case volume growth of approximately $13.2 million across all channels and products. This increase was offset in part by lower average selling prices ("ASP") which decreased net revenues by approximately $2.3 million. The decrease in ASP was primarily a result of higher promotional discounts in the current period compared to the same period in the prior year.

In the three months ended March 31, 2015, Clear Aligner international net revenues increased by $6.1 million or 12.2% compared to the same period in 2014 primarily driven by Invisalign case volume growth of $14.5 million across all products. This was offset by lower ASP which decreased net revenues by approximately $8.4 million. The decrease in ASP was primarily a result of the unfavorable impact from foreign exchange rates due to the weakening of the Euro compared to the U.S. dollar in the current period compared to the same period in the prior year.

In the three months ended March 31, 2015, Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $1.8 million or 17.1% compared to the same period in 2014 primarily due to increased Vivera volume both in North America and International.

Scanner and Services

Scanner and Services net revenues decreased $1.4 million or 11.3% for the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily due to a decrease in scanner revenues primarily due to lower scanner ASP as a result of the permanent price reduction as well as a slight decline in the number of scanners recognized. This decrease was offset in part by an increase in services revenues as a result of a larger scanner install base.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Clear Aligner
Cost of net revenues	$39.1	$35.2	$3.9
% of net segment revenues	20.9%	20.9%
Gross profit	$148.0	$133.1	$14.9
Gross margin %	79.1%	79.1%
Scanner
Cost of net revenues	$7.9	$8.2	$(0.3)
% of net segment revenues	71.7%	66.4%
Gross profit	$3.1	$4.2	$(1.1)
Gross margin %	28.3%	33.6%
Total cost of net revenues	$47.0	$43.4	$3.6
% of net revenues	23.7%	24.0%
Gross profit	$151.1	$137.3	$13.8
Gross margin %	76.3%	76.0%

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

Clear Aligner

Gross margin was flat for the three months ended March 31, 2015 compared to the same period in 2014 due to lower ASP which was offset by higher manufacturing costs from higher case volumes.

Scanner

Gross margin decreased for the three months ended March 31, 2015 compared to the same period in 2014 due to lower ASP from permanent price reductions which was partially offset by higher absorption of manufacturing spend from an increase in production volumes.

Selling, General and administrative (in millions):

Effective for the first quarter of 2015, we are combining Sales and Marketing and General and Administrative together to report as Selling, General and Administrative.

	Three Months Ended March 31,
	2015	2014	Change
Selling, general and administrative	$88.3	$82.1	$6.2
% of net revenues	44.6%	45.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense includes personnel-related costs including payroll, commissions and stock-based compensation for our sales force, marketing and administration in addition to media and advertising expenses, clinical education, trade shows and industry events, product marketing, outside consulting services, legal expenses, depreciation and amortization expense, the medical device excise tax ("MDET") and allocations of corporate overhead expenses including facilities and IT.

Selling, general and administrative expense for the three months ended March 31, 2015 increased compared to the same period in 2014 primarily due to higher compensation related costs of $8.9 million as a result of increased headcount, higher salaries from our annual focal review and higher stock-based compensation. In addition, consulting expense increased primarily due to our enterprise resource planning "ERP" project along with litigation costs. We also increased media and public relations costs due to additional media coverage and campaigns. In the current quarter, the IRS approved our refund claim of $6.8 million MDET paid in 2013 related to our aligners, and we have recorded a receivable in Prepaid Expenses and Other Current Assets, reducing our expense. In addition, as previously noted, in March 2014, the IRS informed us that our aligners are not subject to the MDET, which we had been paying and expensing in Selling, General and Administrative expenses since January 1, 2013; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners; however, the three months ended March 31, 2014 included $1.2 million of 2014 MDET expense prior to us ceasing expensing in March 2014.

Research and development (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Research and development	$13.9	$13.4	$0.5
% of net revenues	7.0%	7.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Research and development expense includes the personnel-related costs including stock-based compensation and outside consulting expenses associated with the research and development of new products and enhancements to existing products and allocations of corporate overhead expenses including facilities and IT.

Research and development expense for the three months ended March 31, 2015 increased compared to the same period in 2014 due to our continued investment in new products and consulting services; however, these costs were partially offset by lower compensation costs due to lower incentive bonuses during the current quarter.

Interest and other income (expense), net (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Interest and other income (expense), net	$(1.5)	$0.6	$(2.1)

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expense), net, includes foreign currency translation gains and losses, interest income earned on cash, cash equivalents and investment balances and other miscellaneous charges.

Interest and other income (expense), net for the three months ended March 31, 2015 decreased compared to the same period in 2014 due to higher foreign exchange losses in the current year period primarily as a result of the strengthening of the U.S. dollar to the Euro.

Income tax (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Provision for income taxes	$11.3	$10.0	$1.3
Effective tax rates	23.8%	23.5%

Our provision for income taxes was $11.3 million and $10.0 million for the three months ended March 31, 2015 and 2014, respectively. This represents effective tax rates of 23.8% and 23.5%, respectively. Our effective tax rates differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of March 31, 2015, we maintained a valuation allowance of $32.7 million against deferred tax assets primarily related to Israel and California operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

During the three months ended March 31, 2015, the change in our gross unrecognized tax benefits was not material. The total amount of gross unrecognized tax benefits was $34.4 million as of March 31, 2015, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three months ended March 31, 2015 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007. Subsequent to the end of the quarter ended March 31, 2015, we were notified by the California Franchise Tax Board that they will be examining our income tax returns for the years ended December 31, 2011 and December 31, 2012.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015. As a result of these incentives, our income taxes were reduced by $8.2 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.10 and $0.09 in 2015 and 2014, respectively.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of March 31, 2015 and December 31, 2014, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$189,978	$199,871
Marketable securities, short-term	254,823	254,787
Marketable securities, long-term	168,171	147,892
Total cash, cash equivalents and short-term and long-term marketable securities	$612,972	$602,550

Cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash flow provided by (used in):
Operating activities	$35,645	$17,993
Investing activities	(36,661)	(99,347)
Financing activities	(7,097)	21,061
Effect of exchange rate changes on cash and cash equivalents	(1,780)	106
Net decrease in cash and cash equivalents	$(9,893)	$(60,187)

As of March 31, 2015, we had $613.0 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, certificates of deposit, agency discount notes and asset-backed securities.

As of March 31, 2015, approximately $363.9 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million of that amount authorized to be purchased over the next twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. As part of this repurchase program, on April 28, 2014, we entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. to repurchase $70.0 million of our common stock which was completed on July 29, 2014. We received a total of 1.4 million shares under the ASR for an average purchase price per share of $51.46. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. In addition, during 2014, we repurchased on the open market approximately 0.6 million shares of our common stock at an average price of $50.93 per share, including commissions, for an aggregate purchase price of approximately $28.2 million. In the first quarter of 2015, we repurchased on the open market approximately 0.03 million shares of our common shares at an average price of $57.49 per share, including commissions, or an aggregate purchase price of approximately $1.8 million. All repurchased shares were retired. In January 2015, our Board of Directors has authorized the repurchase of the next $100.0 million under the repurchase program to be repurchased which we anticipate completing within twelve months. As of March 31, 2015, we have $200.0 million remaining under the April 2014 stock repurchase program. On April 28, 2015, we announced that we entered into an ASR to repurchase $70.0 million of our common stock. Under the terms of the ASR, we paid $70.0 million on April 29, 2015 and received an initial delivery of approximately 0.8 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We expect to finance the ASR with current cash on hand and for it to be completed by July 29, 2015.

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of March 31, 2015, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

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

Operating Activities

For the three months ended March 31, 2015, cash flows from operations of $35.6 million resulted primarily from our net income of approximately $36.2 million as well as the following:

Significant non-cash activities:

•	stock-based compensation of $11.6 million related to equity incentive compensation awards granted to our employees, and

•	depreciation and amortization of $4.3 million related to our fixed assets and acquired intangible assets, offset in part by

•	excess tax benefits from our share-based compensation arrangements of $4.8 million.

Significant changes in working capital:

•	an increase of $12.2 million in accounts receivable which is a result of the increase in net revenues, and

•	an increase of $10.5 million in prepaid expenses and other current assets primarily due to the MDET receivable from the IRS, offset in part by

•	an increase of $6.0 million in deferred revenues corresponding to the increases in revenues.

Investing Activities

Net cash used in investing activities was $36.7 million for the three months ended March 31, 2015 primarily consisting of purchases of marketable securities of $113.5 million, and property, plant and equipment purchases of $15.6 million. These outflows were partially offset by $92.4 million of maturities and sales of our marketable securities.

For the remainder of 2015, we expect to spend an additional $50.0 million to $60.0 million on capital expenditures for estimated total capital expenditures of $65.0 million to $75.0 million for 2015 primarily for additional manufacturing capacity and infrastructure including a project to implement a new enterprise resource planning system. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $7.1 million for the three months ended March 31, 2015 primarily resulting from $14.6 million related to payroll taxes paid for vesting of restricted stock units through share withholdings and $1.8 million for the repurchase of our common stock. These outflows were offset in part by $4.6 million in proceeds from issuance of common stock and $4.8 million from excess tax benefits from our share-based compensation arrangements.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2014 as disclosed in our Annual Report on Form 10-K. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond those available under our credit facility, we may need to suspend our stock repurchase program or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2015, we did not have any material indemnification claims that were probable or reasonably possible.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2014:

•	Revenue recognition;

•	Stock-based compensation expense;

•	Goodwill and finite-lived acquired intangible assets,

•	Impairment of goodwill, finite-lived acquired intangible assets and long-lived assets, and

•	Accounting for income taxes.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2014.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

•	inaccurate forecasting of net revenues, production and other operating costs,

•	investments in research and development to develop new products and enhancements; and

•	our ability to implement an effective hedge program against a portion of our foreign currency-denominated assets and liabilities.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2015, we had issued 357 U.S. patents, 104 pending U.S. patent applications, and 261 foreign issued patents, and 117 pending foreign patent applications.

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

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed. In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings. The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business. If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our net revenues could be materially harmed. In addition, in March 2015, we announced Thomas M. Prescott's retirement as CEO effective June 1, 2015. While we also announced the appointment of Joseph M. Hogan as President and CEO effective that same date, and we expect to engage in an orderly transition, our ability to execute our business strategies and retain key personnel may be adversely affected by uncertainty associated with this transition.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets.  As of March 31, 2015, our North American sales organization consisted of approximately 310 people. Internationally, we had approximately 180 people engaged in direct sales and sales support as of March 31, 2015. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish and maintain strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the MDET; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners, which reduced our selling, general and administrative expense for the year ended December 31, 2014 by approximately $6.8 million compared to the prior year period. Additionally, we are in process of receiving a $6.8 million refund of MDET paid in 2013 related to our aligners; this claim has been examined by the IRS, we have now recorded a receivable in Prepaid Expenses and Other Current Assets as of March 31, 2015. The MDET is included in selling, general and administrative expenses in the consolidated statements of operations.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015. As a result of these incentives, our income taxes were reduced by $8.2 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.10 and $0.09 in 2015 and 2014, respectively. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2012. Subsequent to March 31, 2015, we were notified by the California Franchise Tax Board that they will be examining our income tax returns for the years ended December 31, 2011 and December 31, 2012.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended March 31, 2015:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
January 1, 2015 through January 31, 2015	30,962	$57.49	30,962	$199,988,318

(1)    On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over three years, with $100.0 million of that amount authorized to be purchased over the first twelve months. In January 2015, we completed the repurchase of the first $100.0 million and our Board of Directors authorized the next $100.0 million under the program to be repurchased which we anticipate completing within twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.
(2)     Average price per share includes commissions.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.29	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant				*
10.30	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph M. Hogan				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

April 30, 2015	By:	/S/ THOMAS M. PRESCOTT
Thomas M. Prescott President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.29	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant				*
10.30	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph M. Hogan				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*