Form 10-Q
period 2015-06-30
ALIGN TECHNOLOGY INC
filed 2015-07-30
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 24, 2015 was 80,078,373.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues	$209,488	$192,531	$407,574	$373,177
Cost of net revenues	50,854	47,055	97,850	90,450
Gross profit	158,634	145,476	309,724	282,727
Operating expenses:
Selling, general and administrative	100,625	83,455	188,906	165,522
Research and development	15,684	13,289	29,569	26,669
Total operating expenses	116,309	96,744	218,475	192,191
Income from operations	42,325	48,732	91,249	90,536
Interest and other income (expenses), net	174	(93)	(1,278)	508
Net income before provision for income taxes	42,499	48,639	89,971	91,044
Provision for income taxes	11,149	13,039	22,444	23,000
Net income	$31,350	$35,600	$67,527	$68,044

Net income per share:
Basic	$0.39	$0.44	$0.84	$0.84
Diluted	$0.39	$0.43	$0.83	$0.82
Shares used in computing net income per share:
Basic	80,257	81,027	80,358	81,073
Diluted	81,394	82,341	81,729	82,651
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$31,350	$35,600	$67,527	$68,044
Net change in cumulative translation adjustment	52	(4)	(209)	102
Change in unrealized gains (losses) on available-for-sale securities, net of tax	(133)	70	162	112
Other comprehensive income (loss)	(81)	66	(47)	214
Comprehensive income	$31,269	$35,666	$67,480	$68,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,753	$199,871
Marketable securities, short-term	276,789	254,787
Accounts receivable, net of allowances for doubtful accounts and returns of $1,548 and $1,563, respectively	146,466	129,751
Inventories	16,415	15,928
Prepaid expenses and other current assets	26,511	19,770
Deferred tax assets	29,972	37,053
Total current assets	657,906	657,160
Marketable securities, long-term	158,161	147,892
Property, plant and equipment, net	108,029	90,125
Goodwill and intangible assets, net	80,590	82,056
Deferred tax assets	16,014	3,099
Other assets	7,881	7,665
Total assets	$1,028,581	$987,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,513	$23,247
Accrued liabilities	91,992	87,880
Deferred revenues	101,420	90,684
Total current liabilities	222,925	201,811
Income tax payable	33,726	30,483
Other long-term liabilities	2,129	2,932
Total liabilities	258,780	235,226
Commitments and contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,069 and 80,205 issued and outstanding, respectively)	8	8
Additional paid-in capital	775,806	783,410
Accumulated other comprehensive loss, net	(187)	(140)
Accumulated deficit	(5,826)	(30,507)
Total stockholders’ equity	769,801	752,771
Total liabilities and stockholders’ equity	$1,028,581	$987,997
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,527	$68,044
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	297	17,496
Depreciation and amortization	8,638	9,130
Stock-based compensation	24,474	19,438
Excess tax benefit from share-based payment arrangements	(6,207)	(16,161)
Other non-cash operating activities	6,162	5,095
Changes in assets and liabilities:
Accounts receivable	(22,904)	(21,407)
Inventories	(510)	855
Prepaid expenses and other assets	(4,786)	(2,806)
Accounts payable	4,902	(9)
Accrued and other long-term liabilities	8,259	1,343
Deferred revenues	12,733	6,705
Net cash provided by operating activities	98,585	87,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,172)	(9,960)
Purchase of marketable securities	(195,399)	(232,178)
Proceeds from maturities of marketable securities	148,685	92,005
Proceeds from sales of marketable securities	12,518	32,683
Other investing activities	46	(133)
Net cash used in investing activities	(60,322)	(117,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,036	12,622
Common stock repurchases	(50,781)	(49,000)
Equity forward contract related to accelerated share repurchase	(21,000)	(21,000)
Excess tax benefit from share-based payment arrangements	6,207	16,161
Employees’ taxes paid upon the vesting of restricted stock units	(15,389)	(4,650)
Net cash used in financing activities	(74,927)	(45,867)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,454)	245
Net decrease in cash and cash equivalents	(38,118)	(75,482)
Cash and cash equivalents, beginning of the period	199,871	242,953
Cash and cash equivalents, end of the period	$161,753	$167,471
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three and six months ended June 30, 2015 and 2014, our comprehensive income for the three and six months ended June 30, 2015 and 2014, our financial position as of June 30, 2015 and our cash flows for the six months ended June 30, 2015 and 2014. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the December 31, 2014 audited financial statements. Net revenues by geographic area for prior period amounts in Note 12 have been reclassified to conform with the current period presentation. These reclassifications had no impact on our financial position for the three and six months ended June 30, 2015 and 2014.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date for annual reporting periods beginning after December, 15, 2017 (including interim reporting periods within those periods) and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We expect the updated standard to become effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
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

Note 2. Marketable Securities and Fair Value Measurements

As of June 30, 2015 and December 31, 2014, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$23,113	$—	$—	$23,113
Corporate bonds	154,667	21	(105)	154,583
Municipal securities	10,237	2	(1)	10,238
U.S. government agency bonds	62,233	17	(1)	62,249
U.S. government treasury bonds	23,592	14	—	23,606
Agency discount notes	2,999	1	—	3,000
Total Marketable Securities, Short-Term	$276,841	$55	$(107)	$276,789

Long-term

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$39,489	$46	$(12)	$39,523
Corporate bonds	65,988	5	(82)	65,911
U.S. dollar dominated foreign corporate bonds	517	—	—	517
U.S. government treasury bonds	35,746	66	(1)	35,811
Municipal securities	7,161	4	(6)	7,159
Asset-backed securities	9,240	2	(2)	9,240
Total Marketable Securities, Long-Term	$158,141	$123	$(103)	$158,161

Short-term

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$33,998	$—	$—	$33,998
Corporate bonds	152,055	27	(116)	151,966
U.S. dollar dominated foreign corporate bonds	901	—	—	901
Municipal securities	9,147	13	—	9,160
U.S. government agency bonds	41,574	14	(1)	41,587
U.S. government treasury bonds	15,770	7	—	15,777
Certificates of Deposits	1,398	—	—	1,398
Total Marketable Securities, Short-Term	$254,843	$61	$(117)	$254,787

Long-term

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$48,233	$12	$(28)	$48,217
Corporate bonds	57,195	6	(112)	57,089
U.S. dollar dominated foreign corporate bonds	523	—	(2)	521
U.S. government treasury bonds	20,814	5	(6)	20,813
Municipal securities	9,552	5	(6)	9,551
Asset-backed securities	11,713	—	(12)	11,701
Total Marketable Securities, Long-Term	$148,030	$28	$(166)	$147,892
 For the three and six months ended June 30, 2015 and 2014, realized gains were immaterial. Unrealized gains and losses for our available for sale securities as of June 30, 2015 and December 31, 2014 were also immaterial. Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of June 30, 2015 and December 31, 2014. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three and six months ended June 30, 2015 and 2014.

Our fixed-income securities investment portfolio consists of corporate bonds, certificates of deposits, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, agency discount notes and asset-backed securities that have a maximum maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 10 and 11 months as of June 30, 2015 and December 31, 2014, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Due in one year or less	$276,789	$254,787
Due in greater than one year	158,161	147,892
Total available for sale short-term and long-term marketable securities	$434,950	$402,679

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of June 30, 2015 or December 31, 2014.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, certificates of deposits, U.S. government agency bonds, asset-backed securities, municipal securities, U.S. dollar dominated foreign corporate bonds, agency discount notes and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for Level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.

We did not hold any Level 2 liabilities as of June 30, 2015 or December 31, 2014.

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

We did not hold any Level 3 assets or liabilities as of June 30, 2015 or December 31, 2014.
Recurring Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$69,376	$69,376	$—
Commercial paper	32,644	—	32,644
Short-term investments:
Commercial paper	23,113	—	23,113
Corporate bonds	154,583	—	154,583
Municipal securities	10,238	—	10,238
U.S. government agency bonds	62,249	—	62,249
U.S. government treasury bonds	23,606	23,606	—
Agency discount notes	3,000	—	3,000
Long-term investments:
U.S. government agency bonds	39,523	—	39,523
Corporate bonds	65,911	—	65,911
U.S. dollar dominated foreign corporate bonds	517	—	517
U.S. government treasury bonds	35,811	35,811	—
Municipal securities	7,159	—	7,159
Asset-backed securities	9,240	—	9,240
Other assets:
Israeli funds	2,396	—	2,396
	$539,366	$128,793	$410,573

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$80,786	$80,786	$—
Commercial paper	21,997	—	21,997
Corporate bonds	1,745	—	1,745
Short-term investments:
Commercial paper	33,998	—	33,998
Corporate bonds	151,966	—	151,966
U.S. dollar denominated foreign corporate bonds	901	—	901
Municipal securities	9,160	—	9,160
U.S. government agency bonds	41,587	—	41,587
U.S. government treasury bonds	15,777	15,777	—
Certificates of Deposits	1,398	—	1,398
Long-term investments:
U.S. government agency bonds	48,217	—	48,217
Corporate bonds	57,089	—	57,089
U.S. dollar denominated foreign corporate bonds	521	—	521
U.S. government treasury bonds	20,813	20,813	—
Municipal securities	9,551	—	9,551
Asset-backed securities	11,701	—	11,701
Other assets:
Israeli funds	2,307	—	2,307
	$509,514	$117,376	$392,138

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$7,352	$8,143
Work in process	5,243	2,970
Finished goods	3,820	4,815
Total Inventories	$16,415	$15,928

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll and benefits	$48,448	$44,610
Accrued sales rebates	12,647	11,110
Accrued sales and marketing expenses	6,231	5,979
Accrued sales tax and value added tax	5,387	5,456
Accrued accounts payable	3,678	5,736
Accrued warranty	2,986	3,148
Accrued professional fees	2,487	2,494
Accrued income taxes	1,939	2,027
Other accrued liabilities	8,189	7,320
Total Accrued Liabilities	$91,992	$87,880

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

Warranty accrual as of June 30, 2015 and 2014 consists of the following activity (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$3,148	$3,104
Charged to cost of net revenues	976	1,195
Actual warranty expenditures	(1,138)	(1,047)
Balance at end of period	$2,986	$3,252

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

The change in the carrying value of goodwill for the six months ended June 30, 2015, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Clear Aligner
Balance as of December 31, 2014	$61,369
Adjustments [1]	(166)
Balance as of June 30, 2015	$61,203
1 The adjustments to goodwill during the six months ended June 30, 2015 were due to foreign currency translation.

During the fourth quarter of fiscal 2014, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Acquired intangible assets, arising either as a direct result from the Cadent acquisition or individually acquired, are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2015	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2015
Trademarks	15	$7,100	$(1,423)	$(4,179)	$1,498
Existing technology	13	12,600	(3,296)	(4,328)	4,976
Customer relationships	11	33,500	(10,027)	(10,751)	12,722
Other	8	285	(94)	—	191
Total Intangible Assets		$53,485	$(14,840)	$(19,258)	$19,387

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2014	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2014
Trademarks	15	$7,100	$(1,354)	$(4,179)	$1,567
Existing technology	13	12,600	(3,015)	(4,328)	5,257
Customer relationships	11	33,500	(9,095)	(10,751)	13,654
Other	8	285	(76)	—	209
Total Intangible Assets		$53,485	$(13,540)	$(19,258)	$20,687

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2015 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2015	$1,300
2016	2,600
2017	2,600
2018	2,600
2019	2,592
Thereafter	7,695
Total	$19,387

Note 5. Credit Facilities

On March 22, 2013, we entered into a credit facility, which provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of June 30, 2015, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 6. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s former President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

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

Note 7. Commitments and Contingencies

Operating Leases

As of June 30, 2015, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2015	$5,090
2016	9,831
2017	5,885
2018	2,345
2019	529
Thereafter	438
Total minimum future lease payments	$24,118

Off-balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2015, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stock-based Compensation

Summary of stock-based compensation expense

As of June 30, 2015, we had a total reserve of 23,283,379 shares for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of net revenues	$967	$937	$1,945	$1,781
Selling, general and administrative	9,771	7,650	18,542	14,367
Research and development	2,088	1,719	3,987	3,290
Total stock-based compensation	$12,826	$10,306	$24,474	$19,438

Options

Activity for the six months ended June 30, 2015 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2014	668	$15.57
Granted	—	—
Exercised	(112)	16.05
Cancelled or expired	—	—
Outstanding as of June 30, 2015	556	$15.47	2.51	$26,247
Vested and expected to vest at June 30, 2015	556	$15.47	2.51	$26,247
Exercisable at June 30, 2015	556	$15.47	2.51	$26,247

There were no stock options granted during the six months ended June 30, 2015 and 2014. All compensation costs relating to stock options have been recognized as of June 30, 2015.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the six months ended June 30, 2015 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Average Grant Date Fair Value	Weighted Remaining Contractual Period	Aggregate Intrinsic Value
			(in years)
Nonvested as of December 31, 2014	2,124	$42.08
Granted	806	57.62
Vested and released	(585)	36.15
Forfeited	(44)	45.32
Nonvested as of June 30, 2015	2,301	$48.98	1.54	$144,297

As of June 30, 2015, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $84.8 million, which we expect to recognize over a weighted average period of 2.5 years.

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

The following table summarizes the MSU activity for the six months ended June 30, 2015 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Period	Aggregate Intrinsic Value
			(in years )
Nonvested as of December 31, 2014	498	$42.00
Granted	289	61.73
Vested and released	(156)	29.45
Nonvested as of June 30, 2015	631	$45.31	1.80	$39,526

As of June 30, 2015, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $19.0 million, which we expect to recognize over a weighted average period of 1.8 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2015, there remains 1,226,899 shares available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2015	2014
Expected term (in years)	1.2	1.2
Expected volatility	31.9%	42.3%
Risk-free interest rate	0.26%	0.17%
Expected dividends	—	—
Weighted average fair value at grant date	$15.98	$17.97

There were no new ESPP cycles that started during the three months ended June 30, 2015 or June 30, 2014.

As of June 30, 2015, the total unamortized compensation cost related to employee purchases was $2.6 million, which we expect to recognize over a weighted average period of 0.7 year.

Note 9. Common Stock Repurchase

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million authorized over the first 12 months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.
As part of our $300.0 million stock repurchase program, on April 28, 2014, we entered into an accelerated share repurchase agreement ("2014 ASR") to repurchase $70.0 million of our common stock which was completed in July 2014. We received a total of approximately 1.4 million shares under the 2014 ASR for an average purchase price per share of $51.46, which all shares were retired. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.
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

In January 2015, our Board of Directors authorized the repurchase of the next $100.0 million under the repurchase program which we anticipate completing within twelve months. On April 28, 2015, we entered into an accelerated share purchase agreement ("2015 ASR") to repurchase $70.0 million of our common stock. Under the terms of the 2015 ASR, we paid $70.0 million on April 29, 2015 and received an initial delivery of approximately 0.8 million shares based on the current market price of $59.45, which we retired. The remaining $21.0 million was recorded as an equity forward contract and was included in Additional paid-in capital in stockholders' equity in the Condensed balance sheet as of June 30, 2015. As of June 30, 2015, we have $130.0 million remaining under the April 2014 stock repurchase program. The 2015 ASR was completed on July 23, 2015 with a final delivery of approximately 0.3 million shares. Under the 2015 ASR, we received a total of approximately 1.2 million shares for an average share price of $60.52. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $11.1 million and $13.0 million for the three months ended June 30, 2015 and 2014, respectively. This represents effective tax rates of 26.2% and 26.8%, respectively. Our effective tax rates differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits. The provision for income taxes was higher in the prior year due to a negative impact from a $2.1 million adjustment which related to prior periods.

Our provision for income taxes was $22.4 million and $23.0 million for the six months ended June 30, 2015 and 2014, respectively. This represents effective tax rates of 24.9% and 25.3%, respectively. The provision for income taxes was higher in the prior year due to a negative impact from a $1.8 million adjustment which related to prior periods.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of June 30, 2015, we maintained a valuation allowance of $32.8 million against deferred tax assets primarily related to Israel and California operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

Our total gross unrecognized tax benefits was $36.3 million and $33.1 million as of June 30, 2015 and December 31, 2014, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three and six months ended June 30, 2015 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007. We are currently under audit by the California Franchise Tax Board for fiscal year 2011, 2012 and 2013.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015. Income taxes were reduced by $8.2 million and $7.5 million for the three months ended June 30, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.10 and $0.09 in 2015 and 2014, respectively. As a result of these incentives, our income taxes were reduced by $16.4 million and $15.1 million for the six months ended June 30, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.20 and $0.18 in 2015 and 2014, respectively.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2015	2014	2015	2014
Numerator:
Net income	$31,350	$35,600	$67,527	$68,044
Denominator:
Weighted-average common shares outstanding, basic	80,257	81,027	80,358	81,073
Dilutive effect of potential common stock	1,137	1,314	1,371	1,578
Total shares, diluted	81,394	82,341	81,729	82,651

Net income per share, basic	$0.39	$0.44	$0.84	$0.84
Net income per share, diluted	$0.39	$0.43	$0.83	$0.82

For the three and six months ended June 30, 2015 and 2014, the anti-dilutive effect from stock options, RSU, MSU and ESPP was not material.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Revenues	2015	2014	2015	2014
Clear Aligner	$200,817	$179,735	$387,846	$347,974
Scanner	8,671	12,796	19,728	25,203
Total net revenues	$209,488	$192,531	$407,574	$373,177

Gross profit
Clear Aligner	$157,337	$141,703	$305,297	$274,786
Scanner	1,297	3,773	4,427	7,941
Total gross profit	$158,634	$145,476	$309,724	$282,727

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues: (1)
U.S.	$145,368	$133,954	$285,072	$262,593
the Netherlands	42,223	41,899	80,868	79,290
Other international	21,897	16,678	41,634	31,294
Total net revenues	$209,488	$192,531	$407,574	$373,177
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	June 30, 2015	December 31, 2014

Long-lived assets:(2)
United States	$86,989	$76,511
Mexico	13,048	6,229
Other International	7,992	7,385
Total long-lived assets	$108,029	$90,125

(2) Long-lived assets are attributed to countries based on entity that owns the asset.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectation that the policy simplification “Additional Aligners At No Charge" will help increase Invisalign utilization and volume as well as the expected impact this policy change will have on Invisalign Clear Aligner net revenues in the third and fourth quarter of 2015 and beyond, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Scanner and Services ("Scanner") business, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained, the expected date our iTero Element Intraoral Scanner will be available, the effectiveness of our new training course and its impact on volumes, our expectations regarding our stock repurchase program, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview

Align Technology, Inc. is a global medical device company that advanced the invisible orthodontics market with the introduction of the Invisalign System in 1999. Today, we are focused on designing, manufacturing and marketing innovative technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. Align Technology was founded in March 1997 and is headquartered in San Jose, California with offices worldwide. Our international headquarters are located in Amsterdam, the Netherlands. We have two operating segments: (1) Clear Aligner, known as the Invisalign System; and (2) Scanner and Services ("Scanner"), known as the iTero intraoral scanners and OrthoCAD services.
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
The Invisalign System is offered in more than 80 countries and has been used to treat more than 3.25 million patients. Our iTero intraoral scanner, which is primarily sold in North America, provides dental professionals with an open choice to send digital impressions to any laboratory-based CAD/CAM system or to any of the more than 3,160 dental labs worldwide.
Our goal is to establish Invisalign clear aligners as the standard method for treating malocclusion and to establish the iTero intraoral scanner as the preferred scanning device for 3D digital scans, ultimately driving increased product adoption by dental professionals. We intend to achieve this by continued focus and execution of our strategic growth drivers set forth in the Business Strategy section in our Annual Report on Form 10-K.
The successful execution of our business strategy and our results in 2015 and beyond may be affected by a number of other factors including:

•
Retirement of our CEO. Thomas M. Prescott, our former President and Chief Executive Officer ("CEO"), retired effective June 1, 2015. Effective the same date, Joseph M. Hogan joined us as President and CEO, and also as a Director on our Board. Mr. Prescott will continue to serve on our Board. While we expect to engage in an orderly transition with Mr. Hogan as our new CEO, our ability to execute our business strategies and retain key personnel may be adversely affected by the uncertainty associated with this transition.

•
Additional Aligners at No Charge. In July 2015, we launched a new product policy called "Additional Aligners at No Charge" that addresses one of our customers' top complaints. Previously, we charged customers for additional aligners ordered beyond those covered by the initial treatment plan. With this new policy, we will no longer distinguish between mid-course corrections and case refinements and allow doctors to order additional aligners to address either treatment need at no charge. These changes will be effective for all new Invisalign Full, Teen, and Assist treatments shipped worldwide after July 18, 2015 as well as any open Invisalign Full, Teen and Assist cases as of this date. We expect this product policy change will result in a significant improvement in customer satisfaction and loyalty, which we believe will help increase Invisalign utilization and volume over time.

Based on this new product policy, beginning in the third quarter of 2015, we will now defer more revenue as a result of providing free additional aligners for eligible treatments. Additionally, since we are “grandfathering” over 1 million open cases, we will recognize lower revenue when additional aligners are shipped for at least the next two years until these cases complete. Therefore, we expect this new product policy will decrease Clear Aligner net revenues by approximately $6.0 million to $7.0 million in the third quarter of 2015 and $7.0 million to $8.0 million in the fourth quarter of 2015. These revenues will be recognized in the future as the additional aligners are shipped.

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

•
Invisalign Utilization rates.  Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the second quarter of 2015 was 4.6 cases per doctor compared to 4.4 in the second quarter of 2014. Utilization among our North American orthodontist customers reached an all time high of 9.5 cases per doctor in the second quarter of 2015 compared to 8.4 in the second quarter of 2014. International doctor utilization increased slightly to 4.6 in the second quarter of 2015 from 4.5 in the second quarter of 2014. North American GP doctor utilization increased slightly to 3.0 in the second quarter of 2015 from 2.9 in the second quarter of 2014. The increase in North America orthodontist utilization reflects improvements in product and technology, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients. Increased International utilization reflects growth in both the EMEA and Asia Pacific regions driven by go-to-market and sales coverage investments, improving clinical education and support as well as ongoing technology innovation. We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign, along with the implementation of our Go-To-Market strategy (as discussed below); however, we expect that our utilization rates may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Seasonal Trends. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and, therefore, tend to start fewer cases. Internationally, sales of Invisalign treatment are often weaker in the summer months due to customers and their patients being on holiday. Consequently, we expect that our Invisalign volume will be relatively flat to slightly down in the third quarter of 2015 compared to the second quarter.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2014, Invisalign growth was driven primarily by increased utilization by our North American orthodontist doctors and International doctors as well as by the continued expansion of our customer base as we trained a total of 9,440 new Invisalign doctors, of which 56% were trained internationally. GPs are one of the keys to driving growth in the adult segment, and, in 2014, we launched Invisalign Fundamentals, a new training course, designed to improve practice integration and increase utilization for newly trained doctors. The Invisalign Fundamentals program has been implemented across North America, and we will look for opportunities to adjust our international training programs as we work to help our GP practices worldwide more successfully adopt Invisalign into their practices. We believe that this new training approach, together with our go-to market strategy which includes dedicated focus, pre-and post training, has the potential to increase the number of doctors submitting cases 90-days post-training, as well as the number of cases submitted per doctor. During the second quarter of 2015, we trained 2,460 new Invisalign doctors.

•
International Clear Aligner. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 30.5% driven primarily by growth in Europe as well as by strong performance in the Asia Pacific region. In 2015, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region.

•
Go-To-Market Evolution. In order to provide more comprehensive sales and service coverage, in 2015, we implemented an updated go-to-market strategy with an expanded team and new structure in North America. In order to ensure our North America sales and marketing team can increase time in-office and help each practice become more successful, we have added approximately 50 sales team members in 2015, the majority of which were in place as of the end of the first quarter. We believe that these investments in a refined go-to-market strategy and the strategic deployment of more people will improve adoption and utilization of Invisalign by our customers.

•
Increase in Invisalign Selling Price. We have historically invested in research and development and continuous product innovation. In order to continue and even accelerate this product innovation cycle, we recently announced a price increase of approximately 3% on Invisalign Full and Invisalign Teen products. In North America, the increase of $50 per treatment was effective April 1, 2015, and internationally, the price increase of €50 (per treatment was effective July 1, 2015. The prices for Invisalign Assist, Invisalign Express 10 and Invisalign Express 5/Lite products remained unchanged.

•	Operating Expenses. We expect operating expenses to increase in 2015 compared to 2014 due in part to:

▪	the increase in North American sales force coverage discussed above, as well as additions to our sales force in EMEA and Asia Pacific regions,

▪
infrastructure investments, including a project to implement a new enterprise resource planning system which we started in late 2014 with expected "go-live" for various modules and subsidiaries throughout 2016; and

▪	investments in new products and markets.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•
Investments to Increase Manufacturing Capacity. In February 2015, in order to expand our manufacturing capacity to support additional growth, we purchased another facility in Juarez, Mexico. We expect to begin manufacturing aligners in this second facility in the third quarter of 2015. We will also continue to manufacture Aligners at our existing facility in Juarez. Our ability to plan, construct and equip manufacturing facilities is subject to significant risk and uncertainty, including delays and cost overruns. If demand for our product in 2015 exceeds our current expectations, or if the timing of receipt of case product orders during a given quarter is different from our expectations, we may not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business. Conversely, if demand decreases or if we fail to forecast demand accurately, we could be required to record excess capacity charges, which would lower our gross margin.

•
Foreign exchange rates. Although the U.S. dollar is our reporting currency, a portion of our net revenues and income are generated in foreign currencies. Net revenues and income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and as a result are affected by changes in exchange rates. We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk; therefore, both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of net revenues and income in our consolidated financial statements. In the second quarter of 2015, we continued to experience a negative impact from the weakening of the Euro and other foreign currencies relative to the U.S. Dollar, which slowed from its decline in prior quarters. In the second quarter of 2015, our net revenues were negatively impacted by $1.2 million in comparison to the first quarter of 2015. If the U.S. Dollar continues to strengthen compared to other foreign currencies, including the Euro, our reported amount of net revenues and income will be negatively impacted compared to the same period last year.

•
Stock Repurchase Authorization. On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million authorized to be purchased over the first twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The program does not obligate Align to acquire any particular amount of common stock and depending on market conditions or other factors these purchases may be commenced or suspended at any time, or from time-to-time without prior notice. The authorization or continuance of any repurchases under stock repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such stock repurchases are in the best interests of our stockholders and in compliance with all laws and applicable agreements. Additionally, there can be no assurance that our stock repurchase program will have a beneficial impact on our stock price.

In January 2015, we completed the first $100.0 million under the program, and our Board of Directors authorized the repurchase of the next $100.0 million under the repurchase program, which we anticipate completing within twelve months. On April 28, 2015, we entered into an accelerated share repurchase agreement ("2015 ASR") to repurchase $70.0 million of our common stock. Under the terms of the 2015 ASR, we paid $70.0 million on April 29, 2015 and received an initial delivery of approximately 0.8 million shares based on the then current market price, which were retired. As of June 30, 2015, there remains approximately $130.0 million available under our existing stock repurchase authorization. The 2015 ASR was completed on July 23, 2015. Under the 2015 ASR, we received a total of approximately 1.2 million shares of our common stock for an average share price of $60.52. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.

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

Net revenues for our Clear Aligner segment by region and product and our Scanner segment by region for the three and six months ended June 30, 2015 and 2014 is as follows (in millions).

	For the Three Months Ended, June 30,				For the Six Months Ended, June 30,
Net Revenues	2015	2014	Net Change	% Change	2015	2014	Net Change	% Change
Clear Aligner Revenues:
North America	$126.1	$111.6	$14.5	13.0%	$245.0	$219.6	$25.4	11.6%
International	61.9	56.0	5.9	10.5%	117.8	105.8	12.0	11.3%
Invisalign non-case	12.8	12.1	0.7	5.8%	25.0	22.6	2.4	10.6%
Total Clear Aligner net revenues	$200.8	$179.7	$21.1	11.7%	$387.8	$348.0	$39.8	11.4%
Scanner net revenues	8.7	12.8	(4.1)	(32.0)%	19.7	25.2	(5.5)	(21.8)%
Total net revenues	$209.5	$192.5	$16.9	8.8%	$407.6	$373.2	$34.4	9.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Invisalign case shipments by region, for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands).

	For the Three Months Ended, June 30,				For the Six Months Ended, June 30,
Region	2015	2014	Net Change	% Change	2015	2014	Net Change	% Change
North American Invisalign	99.6	84.8	14.8	17.5%	190.7	166.3	24.4	14.7%
International Invisalign	44.9	34.5	10.4	30.1%	84.6	65.2	19.4	29.8%
Total Invisalign case volume	144.5	119.3	25.2	21.1%	275.3	231.5	43.8	18.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $16.9 million and $34.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same period in 2014, primarily as a result of Invisalign case volume growth across all regions and most products.

Clear Aligner - North America

In the three months ended June 30, 2015, Clear Aligner North America net revenues increased by $14.5 million or 13.0% compared to the same period in 2014 primarily due to Invisalign case volume growth of approximately $19.4 million across all channels and products. In addition net revenues increased due to a price increase on Full products effective April 1, 2015. These increases were offset in part by lower average selling prices ("ASP") which decreased net revenues by approximately $4.8 million. The decrease in ASP was primarily a result of higher promotional discounts in the current period compared to the same period in the prior year.

In the six months ended June 30, 2015, Clear Aligner North America net revenues increased by $25.4 million or 11.6% compared to the same period in 2014 primarily due to Invisalign case volume growth of approximately $32.3 million across all channels and products. In addition net revenues increased due to a price increase on Full products effective April 1, 2015. These increases were offset in part by lower ASP, which contributed approximately $6.9 million to the decrease in net revenues. The decrease in ASP was primarily a result of higher promotional discounts as well as higher deferrals primarily in mid-course correction revenues as primary shipments increased in 2015 compared to 2014.

Clear Aligner - International

In the three months ended June 30, 2015, Clear Aligner international net revenues increased by $5.9 million or 10.5% compared to the same period in 2014 primarily driven by Invisalign case volume growth of $17.0 million across all products. This was offset in part by lower ASP which decreased net revenues by approximately $11.1 million. The decrease in ASP was primarily a result of the unfavorable impact from foreign exchange rates due to the weakening of the Euro compared to the U.S. dollar in the current period compared to the same period in the prior year.

In the six months ended June 30, 2015, Clear Aligner International net revenues increased by $12.0 million or 11.3% compared to the same period in 2014 primarily driven by Invisalign case volume growth of $31.5 million across all products. This was offset by lower ASP which decreased net revenues by approximately $19.5 million. The decrease in ASP was primarily a result of the unfavorable impact from foreign exchange rates due to the weakening of the Euro compared to the U.S. dollar in the current period compared to the same period in the prior year.

Clear Aligner - Invisalign Non-Case

In the three months ended June 30, 2015, Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $0.7 million or 5.8% compared to the same period in 2014 primarily due to increased Vivera volume both in North America and International.

Invisalign non-case net revenues increased by $2.4 million or 10.6% for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to increased Vivera volume both in North America and International.

Scanner and Services

Scanner and Services net revenues decreased $4.1 million or 32.0% and $5.5 million or 21.8% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Since we announced the upcoming availability of our next generation scanner in the third quarter of 2015, our net revenues declined due to fewer scanners recognized and a permanent price reduction on our existing scanner. The decreases were partially offset by an increase in service revenues as a result of a larger install base.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Clear Aligner
Cost of net revenues	$43.5	$38.0	$5.5	$82.5	$73.2	$9.3
% of net segment revenues	21.7%	21.2%		21.3%	21.0%
Gross profit	$157.3	$141.7	$15.6	$305.3	$274.8	$30.5
Gross margin %	78.3%	78.8%		78.7%	79.0%
Scanner and Services
Cost of net revenues	$7.4	$9.0	$(1.6)	$15.3	$17.3	$(2.0)
% of net segment revenues	85.0%	70.5%		77.6%	68.5%
Gross profit	$1.3	$3.8	$(2.5)	$4.4	$7.9	$(3.5)
Gross margin %	15.0%	29.5%		22.4%	31.5%
Total cost of net revenues	$50.9	$47.1	$3.8	$97.9	$90.5	$7.4
% of net revenues	24.3%	24.4%		24.0%	24.2%
Gross profit	$158.6	$145.5	$13.1	$309.7	$282.7	$27.0
Gross margin %	75.7%	75.6%		76.0%	75.8%

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

Clear Aligner

Gross margin declined slightly for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to lower ASP which was partially offset by lower manufacturing costs.

Scanner

Gross margin decreased for the three months ended June 30, 2015 compared to the same period in 2014 due to lower ASP from permanent price reductions, lower absorption of manufacturing spend on lower production volume and higher inventory reserves.

The gross margin percentage decreased for the six months ended June 30, 2015 compared to the same period in 2014 due to lower ASP from permanent price reductions.

Selling, General and administrative (in millions):

Effective for the first quarter of 2015, we combined Sales and Marketing and General and Administrative together to report as Selling, General and Administrative.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Selling, general and administrative	$100.6	$83.5	$17.1	$188.9	$165.5	$23.4
% of net revenues	48.0%	43.3%		46.3%	44.4%

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

Selling, general and administrative expense for the three months ended June 30, 2015 increased compared to the same period in 2014 primarily due to higher compensation related costs of $9.7 million as a result of increased headcount, which led to higher salaries, stock based compensation and commissions. In addition, we incurred increased consulting expense of $3.1 million primarily as a result of our enterprise resource planning “ERP” project, higher clinical education and public relations costs of $2.1 million due to launch events and consumer campaigns, and additional recruiting costs of $1.2 million. These increased expenses were partially offset by lower advertising costs by $1.3 million. In addition, as noted in prior periods, in March 2014, the IRS informed us that our aligners are not subject to the MDET, which we had been paying and expensing in Selling, General and Administrative expenses since January 1, 2013; however, our scanners are still subject to the MDET. As a result of these discussions, beginning in March 2014, we ceased expensing and paying the MDET for aligners. In June 2014, we received a $1.2 million refund for MDET paid in 2014 related to our aligners which reduced selling, general and administrative expenses for the three months ended June 30, 2014.

Selling, general and administrative expense for the six months ended June 30, 2015 increased compared to the same period in 2014 primarily due to higher compensation related costs of $17.5 million as a result of increased headcount, which led to higher salaries, stock based compensation and commissions. In addition, consulting costs increased by $5.7 million primarily due to our ERP project, public relations increased by $2.0 million due to launch events along with outside legal expense and recruiting costs. These increased expenses were partially offset by lower advertising costs and trade show costs of $3.6 million. In the first quarter of 2015, the IRS approved our refund claim of $6.8 million MDET paid in 2013 related to our aligners, reducing our expense for the six months ended June 30, 2015 in comparison to the $1.2 million MDET refund received in the six months ended June 30, 2014.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Research and development	$15.7	$13.3	$2.4	$29.6	$26.7	$2.9
% of net revenues	7.5%	6.9%		7.3%	7.1%

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

Research and development expense for the three months ended June 30, 2015 increased compared to the same period in 2014 due to our continued investment in new products and consulting services.

Research and development expense for the six months ended June 30, 2015 increased compared to the same period in 2014 due to our continued investment in new products and consulting services offset by lower compensation costs due to lower incentive bonuses during the current period.

Interest and other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Interest and other income (expense), net	$0.2	$(0.1)	$0.3	(1.3)	0.5	$(1.8)

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expense), net, includes foreign currency translation gains and losses, interest income earned on cash, cash equivalents and investment balances and other miscellaneous charges.

Interest and other income (expense), net for the three months ended June 30, 2015 increased slightly compared to the same period in 2014 due to increased interest income on higher balances of cash, cash equivalents and investments.

Interest and other income (expense), net for the six months ended June 30, 2015 decreased compared to the same period in 2014 primarily due to higher foreign exchange losses in the current year period mainly as a result of the strengthening of the U.S. dollar to the Euro offset in part by increased interest income on higher balances of cash, cash equivalents and investments.

Income tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Provision for income taxes	$11.1	$13.0	$(1.9)	$22.4	$23.0	$(0.6)
Effective tax rates	26.2%	26.8%		24.9%	25.3%

Our provision for income taxes was $11.1 million and $13.0 million for the three months ended June 30, 2015 and 2014, respectively. This represents effective tax rates of 26.2% and 26.8%, respectively. Our effective tax rates differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits. The provision for income taxes was higher in the prior year due to a negative impact from a $2.1 million adjustment related to prior periods.

Our provision for income taxes was $22.4 million and $23.0 million for the six months ended June 30, 2015 and 2014, respectively. This represents effective tax rates of 24.9% and 25.3%, respectively. The provision for income taxes was higher in the prior year due to a negative impact from a $1.8 million adjustment related to prior periods.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of June 30, 2015, we maintained a valuation allowance of $32.8 million against deferred tax assets primarily related to Israel and California operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

Our total gross unrecognized tax benefits was $36.3 million and $33.1 million as of June 30, 2015 and December 31, 2014, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The change in accrued interest and penalties during the three and six months ended June 30, 2015 was not material. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007. We are currently under audit by the California Franchise Tax Board for fiscal year 2011, 2012 and 2013.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015. Income taxes were reduced by $8.2 million and $7.5 million for the three months ended June 30, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.10 and $0.09 in 2015 and 2014, respectively. As a result of these incentives, our income taxes were reduced by $16.4 million and $15.1 million for the six months ended June 30, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.20 and $0.18 in 2015 and 2014, respectively.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of June 30, 2015 and December 31, 2014, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$161,753	$199,871
Marketable securities, short-term	276,789	254,787
Marketable securities, long-term	158,161	147,892
Total cash, cash equivalents and short-term and long-term marketable securities	$596,703	$602,550

Cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash flow provided by (used in):
Operating activities	$98,585	$87,723
Investing activities	(60,322)	(117,583)
Financing activities	(74,927)	(45,867)
Effect of exchange rate changes on cash and cash equivalents	(1,454)	245
Net decrease in cash and cash equivalents	$(38,118)	$(75,482)

As of June 30, 2015, we had $596.7 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include corporate bonds, U.S. dollar dominated foreign corporate bonds, certificates of deposits, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, agency discount notes and asset-backed securities.

As of June 30, 2015, approximately $389.2 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years, with $100.0 million authorized over the first twelve months. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.

As part of our $300.0 million stock repurchase program, on April 28, 2014, we entered into an accelerated share repurchase agreement ("2014 ASR") to repurchase $70.0 million of our common stock which was completed on July 2014. We received a total of approximately 1.4 million shares under the 2014 ASR for an average purchase price per share of $51.46, which all shares were retired. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.
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

In January 2015, our Board of Directors authorized the repurchase of the next $100.0 million under the repurchase program which we anticipate completing within twelve months. On April 28, 2015, we entered into an accelerated stock repurchase agreement ("2015 ASR") to repurchase $70.0 million of our common stock. Under the terms of the 2015 ASR, we paid $70.0 million on April 29, 2015 and received an initial delivery of approximately 0.8 million shares based on the current market price of $59.45, which we retired. The remaining $21.0 million was recorded as an equity forward contract and was included in Additional paid-in capital in stockholders' equity in the Condensed balance sheet as of June 30, 2015. As of June 30, 2015, we have $130.0 million remaining under the April 2014 stock repurchase program. The 2015 ASR was completed on July 23, 2015 with a final delivery of approximately 0.3 million shares. Under the 2015 ASR, we received a total of approximately 1.2 million shares for an average share price of $60.52. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.

On March 22, 2013, we entered into a credit facility for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of June 30, 2015, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

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

Operating Activities

For the six months ended June 30, 2015, cash flows from operations of $98.6 million resulted primarily from our net income of approximately $67.5 million as well as the following:

Significant non-cash activities:

•	stock-based compensation of $24.5 million related to equity incentive compensation awards granted to our employees, and

•	depreciation and amortization of $8.6 million related to our fixed assets and acquired intangible assets, offset in part by

•	excess tax benefits from our share-based compensation arrangements of $6.2 million.

Significant changes in working capital:

•	an increase of $22.9 million in accounts receivable which is a result of the increase in net revenues, and

•	an increase of $12.7 million in deferred revenues corresponding to the increases in case shipments.

Investing Activities

Net cash used in investing activities was $60.3 million for the six months ended June 30, 2015 primarily consisting of purchases of marketable securities of $195.4 million, and property, plant and equipment purchases of $26.2 million. These outflows were partially offset in part by $161.2 million of maturities and sales of our marketable securities.

For the remainder of 2015, we expect to spend an additional $39.0 million to $49.0 million on capital expenditures for estimated total capital expenditures of $65.0 million to $75.0 million for 2015 primarily for additional manufacturing capacity and infrastructure including a project to implement a new enterprise resource planning system. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $74.9 million for the six months ended June 30, 2015 primarily resulting from the $70.0 million payment for the 2015 ASR, of which $21.0 million was recorded as an equity forward contract, and $15.4 million related to payroll taxes paid for vesting of restricted stock units through share withholdings. These outflows were offset in part by $6.2 million from excess tax benefits from our share-based compensation arrangements and $6.0 million in proceeds from issuance of common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2015, we did not have any material indemnification claims that were probable or reasonably possible.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s former President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

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

We provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions or consumer rebate programs; if we expand our discount programs in the future or participation in these programs increases; if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue our average selling prices would be adversely affected and our net revenues, gross profit, gross margin and net income may be reduced. Recently we introduced a new product policy called "Additional Aligners at No Charge" to address one of our customer's top complaints. Under this policy, we no longer distinguish between case refinement and mid-course correction, meaning doctors will be able to order additional aligners to address either treatment need at no charge. As a result, beginning in the third quarter of 2015, we will defer more revenue as a result of providing free additional aligners for eligible treatments and "grandfathering" over 1 million open cases which will lower revenue when additional aligners are shipped for at least the next two years until these cases complete. Furthermore, although the U.S. dollar is our reporting currency, a portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our average selling price and consequently the amount of net revenues and net income in our consolidated financial statements.

As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel.  In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, in order to meet the demands from expected volumes, we purchased a second manufacturing facility in Juarez, Mexico. We expect to begin manufacturing aligners in this second facility in the third quarter of 2015. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control. If the transition into this additional facility is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

•	our inability to scale production of our iTero Element scanner to meet customer demand;

•	if participation in our customer rebate program increases our average selling price will be adversely affected;

•	seasonal fluctuations in the number of doctors in their offices and their availability to take appointments;

•	success of or changes to our marketing programs from quarter to quarter;

•	our reliance on our contract manufacturers for the production of sub-assemblies for our intra-oral scanners;

•	timing of industry tradeshows;

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

•	the development and marketing of directly competitive products by existing and new competitors;

•	major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;

•	aggressive price competition from competitors;

•	costs and expenditures in connection with litigation;

•	the timing of new product introductions by us and our competitors, as well as customer order deferrals in anticipation of enhancements or new products;

•	unanticipated delays in our receipt of patient records made through an intraoral scanner for any reason;

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2015, we had issued 365 U.S. patents, 262 foreign issued patents, and 226 pending global patent applications.

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

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed. In addition, our ability to recognize revenue on the direct sales of our intra-oral scanners depends in part upon our ability to schedule and staff trainings. The loss of the services provided by these individuals or our ability to timely hire such personnel in sufficient numbers based on our volume growth, may harm our business. If we are unable to retain our trainers or replace such individuals with persons having equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in newly hired personnel or accurately predict the number of such personnel needed, our net revenues could be materially harmed. Thomas M. Prescott, the Company's former Chief Executive Officer ("CEO") retired effective June 1, 2015. While we also announced the appointment of Joseph M. Hogan as President and CEO effective that same date and we expect to engage in an orderly transition, our ability to execute our business strategy and retain key personnel may be adversely affected by the uncertainty associated with this transaction.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our North American and international markets. As of June 30, 2015, our North American sales organization consisted of approximately 315 people. Internationally, we had approximately 195 people engaged in direct sales and sales support as of June 30, 2015. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. If we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise or if we fail to establish and maintain strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business.  In response to perceived increases in health care costs in recent years, Congress passed health care reform legislation that President Obama signed into law in March 2010. This legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers. Effective January 1, 2013, as a medical device manufacturer, we were required to pay an excise tax on the price for which we sell our medical devices in the U.S. This Medical Device Excise Tax ("MDET") applies to most medical devices, including our products, which could have a material, negative impact on our results of operations and our cash flows. During March 2014, Align had extensive discussions with the IRS and they informed us that our aligners are not subject to the MDET; however, our scanners are still subject to the MDET which is not material. The MDET is included in selling, general and administrative expenses in the consolidated statements of operations.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015. Income taxes were reduced by $8.2 million and $7.5 million for the three months ended June 30, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.10 and $0.09 in 2015 and 2014, respectively. As a result of these incentives, our income taxes were reduced by $16.4 million and $15.1 million for the six months ended June 30, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.20 and $0.18 in 2015 and 2014, respectively.

Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2012. We were currently under audit by the California Franchise Tax Board for fiscal year 2011, 2012 and 2013.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2015:

Period	Total Number of Shares Repurchased(2)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
April 1, 2015 through April 30, 2015	824,222	$59.45	824,222	$150,988,320

(1)    As part of our $300.0 million stock repurchase program, we entered into the next accelerated share repurchase agreement ("2015 ASR") on April 28, 2015 to repurchase $70.0 million of our common stock. Under the terms of the 2015 ASR, we agreed to repurchase in total $70.0 million of our common stock, with an initial delivery of approximately 0.8 million shares based on the then current market price. As of June 30, 2015, $21.0 million of the $70.0 million was outstanding as an equity forward contract. Including the value of the $21.0 million forward equity contract, we have approximately $130.0 million remaining under the April 2014 stock repurchase program. The 2015 ASR was completed on July 23, 2015 with a final delivery of approximately 0.3 million shares. Under the 2015 ASR, we received a total of approximately 1.2 million shares for an average purchase share price of $60.52. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.
(2)     All shares were repurchased to the publicly announced repurchase program described above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.31	2005 Incentive Plan Notice of Grant of Restricted Stock Units (Chief Executive Officer).				*
10.32	Transition Agreement between Thomas M. Prescott and registrant				*
10.33	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2015 between Morgan Stanley & Co. and registrant				*
10.34	Amended and Restated 2005 Incentive Plan Notice of Grant of Market Stock Units (Chief Executive Officer)				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

July 30, 2015	By:	/S/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.31	2005 Incentive Plan Notice of Grant of Restricted Stock Units (Chief Executive Officer).				*
10.32	Transition Agreement between Thomas M. Prescott and registrant				*
10.33	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2015 between Morgan Stanley & Co. and registrant				*
10.34	Amended and Restated 2005 Incentive Plan Notice of Grant of Market Stock Units (Chief Executive Officer)				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*