Form 10-K
period 2015-12-31
ALIGN TECHNOLOGY INC
filed 2016-02-25
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 0-32259
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,646,077,546 as of June 30, 2015 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 19, 2016, 79,625,640 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2015

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

We have two operating segments: (1) Clear Aligner, known as the Invisalign System; and (2) Scanners and Services ("Scanner"), known as the iTero intra-oral scanner and OrthoCAD services and formerly referred to as our Scanners and CAD/CAM Services segment. For the year ended December 31, 2015, Clear Aligner revenues represent approximately 95 percent of worldwide revenue, while Scanner represent the remaining 5 percent of worldwide revenues. We distribute the vast majority of our products directly to our customers: orthodontists and general practitioner dentists ("GPs"), as well as to restorative dentists, including prosthodontists, periodontists, and oral surgeons.

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

Our Products and Services

Our net revenues are generated from the sale of the following product offerings:

	Fiscal Year
Percentage of Net Revenues by Product	2015	2014	2013
Invisalign Full Products	78%	77%	75%
Invisalign Express Products	11	11	11
Invisalign Non-case*	6	6	7
Scanners and Services	5	6	7
Total net revenues	100%	100%	100%

*	Non-case net revenues include retainers, training revenues, and ancillary offerings under our Clear Aligner product lines.
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

Orthodontic diagnosis and transmission of treatment data to us.  The Invisalign-trained dental professional prepares and sends us a patient’s treatment data package which consists of a prescription form, a polyvinyl-siloxane, (or "PVS") impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition. The Invisalign-trained dental professional can also submit an intra-oral scan or “digital impression” instead of a physical PVS impression through either Align's iTero scanner, 3M's True Definition or Sirona's CEREC Omnicam scanner, currently the only other Invisalign qualified intra-oral scanners.

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

Invisalign Express (10 and 5) and Invisalign Lite/i7. Invisalign Express treatment, Invisalign Lite treatment and Invisalign i7 treatment are lower-cost solutions for less complex orthodontic cases, non-comprehensive treatment relapse cases, or straightening prior to restorative or cosmetic treatments such as veneers.  Invisalign Express 10 and Invisalign Express 5, which are sold in the U.S. and Canada, uses up to 10 and 5 sets of aligners, respectively, and are also available as a single arch option. Invisalign Lite and Invisalign i7, sold in our international regions, uses up to 14 and 7 sets of aligners, respectively. For Invisalign Express/Lite/i7, aligners are manufactured and then delivered to the dental professionals in a single shipment. The Invisalign Express (10 and 5) products and Invisalign Lite /i7 products are included in "Invisalign Express Products".

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

Feature Enhancements. We have consistently introduced enhanced features across the Invisalign System over the past several years, such as Invisalign G3 (launched in October 2010), Invisalign G4 (launched in November 2011), and Invisalign G5 (launched in February 2014). In 2015, we did a phased launch of Invisalign G6 clinical innovations for first premolar extraction. These feature enhancements are a collection of clinical innovations designed to address some of the most significant treatment challenges doctors encounter.

Invisalign G5 is our first set of innovations designed specifically as an integrated solution to enhance treatment predictability for deep bite, a specific type of malocclusion. Invisalign G5 feature enhancements include:

•
Precision Cuts, which are custom mesial and distal hooks used to provide anchorage for elastics and button cutouts to accommodate buttons bonded to the tooth aimed to help treat patients with Class II and Class III malocclusion.

•
SmartForce features engineered to achieve more predictable tooth movements using custom optimized attachments and Power Ridges designed to provide additional force in cases where certain types of root movement are prescribed.

•	Precision aligner bite ramps designed to disocclude the posterior teeth for improved efficiency in deep bite treatments.

Invisalign G6 is engineered to improve clinical outcomes for orthodontic treatment of severe crowding and bimaxillary protrusion. Invisalign G6 clinical innovations was launched in Asia Pacific, Europe, Middle East and Africa, and Latin America geographies throughout 2015 and will be launched in North America in early 2016. Invisalign G6 feature enhancements include:

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

SmartTrack™ Aligner Material. SmartTrack is a proprietary, custom-engineered Invisalign Clear Aligner material that delivers gentle, more constant force considered ideal for orthodontic tooth movements. Conventional aligner materials relax and lose a substantial percent of energy in the initial days of aligner wear, but SmartTrack maintains more constant force over the two weeks that a patient wears the aligners. The flexible SmartTrack material also more precisely conforms to tooth morphology, attachments, and interproximal spaces to improve control of tooth movement throughout treatment.

Scanner Segment

Intra-oral scanning is an emerging technology that we believe will have substantial impact on the future of dentistry. BY enabling the dental practitioner to create a 3D image of the patient's teeth using a handheld intra-oral scanner inside the mouth, intra-oral scanning is more efficient and precise and more comfortable for patients, compared to the mess, discomfort and subjective nature of taking physical impressions. The digital model created with an intra-oral scanner is more accurate than a physical impression and substantially reduces the rate of restoration "remakes" so patients are recalled less often and the appointment time for the restoration is shorter because of fewer adjustments, which results in greater overall patient satisfaction. The 3D digital model file can be used for various procedures and services including fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; Invisalign digital impression submission; digital records storage; orthodontic diagnosis; and orthodontic retainers and appliances.

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

The iTero scanner is interoperable with our Invisalign treatment such that a full arch digital scan can be submitted for the Invisalign case submission process treatment. In January 2014, we announced that we qualified the 3M™ True Definition scanner for use with Invisalign case submissions. This qualification enables Invisalign providers with a True Definition scanner to submit a digital impression in place of a traditional PVS impression as part of the Invisalign case submission process. In March 2015, we announced that the Sirona CEREC Omnicam with the new CEREC Ortho software 1.1 was qualified for use with Invisalign case submissions. The new CEREC Omnicam scanner was available in select markets in the summer of 2015. The 3M True Definition scanner and Sirona CEREC Omnicam scanner are the only third-party scanners that have been qualified for use with Invisalign treatment. We support an open systems approach to digital impressions and continue to work with intraoral scanning companies interested in developing interoperability for use with Invisalign treatment.

In March 2015, we announced our next generation iTero Element Intraoral Scanner which features a more compact footprint, enhanced wand and multi-touch display and is engineered to enable faster scan speeds for more efficient, real-time clinical evaluation. We began shipping the iTero Element Intraoral Scanner in September 2015 and expect to ramp up our production over the next few quarters accordingly.

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

In the past year, we have expanded the digital workflow options to include several partnerships which provide our customers with a broader spectrum of CAD/CAM options. Connectivity partnership announcements include:

•	IOS Technologies Inc., a wholly owned subsidiary of Glidewell Laboratories, provides the option to mill same-day restorations in the office.

•	DENTSPLY Implants featuring connectivity with ATLANTIS™ custom abutments.

•	Zimmer Dental, Inc. with connectivity with Zimmer Zfx custom abutments for implants.

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

Chair Side Applications

Invisalign Outcome Simulator. The Invisalign Outcome Simulator is an interactive application that provides GPs and orthodontists an enhanced platform for patient education and is designed to increase treatment acceptance by helping patients visualize the benefits possible with Invisalign treatment. As the only Invisalign chair-side intra-oral scanning application on the market, the Invisalign Outcome Simulator's unique dual view layout shows a prospective patient an image of his/her own current dentition next to his/her simulated final position of how their teeth may look after Invisalign treatment. Using a full arch Invisalign scan, the Invisalign Outcome Simulator takes a few minutes to run and may be viewed chair-side, on the scanner, or from a computer using MyAlignTech.com. Intuitive tools allow doctors to make real-time adjustments to individual teeth during consultations that increase patient education and the likelihood of patient acceptance.

Our iTero scanner includes orthodontic software, restorative software, or both, and the Invisalign Outcome Simulator. The orthodontic or restorative software may also be purchased subsequently for an upgrade fee. The Invisalign Outcome Simulator is not available for sale separately.

Other proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck and ClinCheck Pro software, the Invisalign Doctor Site, and enhanced feature solutions such as Invisalign G6 are included as part of the Invisalign System and are not sold separately nor do they contribute as individual items of revenue.

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

2.
Doctor Preference. We want all of our doctors to have the confidence and motivation to lead with Invisalign for every patient that walks into their practice. We strive to achieve this by investing in two areas. First, continuing to improve product predictability and applicability for more complex cases thereby expanding the types of malocclusion that our Invisalign products can treat. As an example, we launched Invisalign G5 in February 2014, which represented our first set of features engineered specifically to treat deep bite malocclusion. We estimate that deep bite manifests itself in approximately 30% to 40% of the orthodontic cases treated worldwide depending on geography. In 2015, we did a phased launch of Invisalign G6 clinical innovations for first premolar extractions. The nature of malocclusion that requires first premolar tooth extraction is an orthodontic problem that affects more than 50% of people in Asia, 20% in Europe and 12% in North America. Secondly, enhancing the customer’s experience by making it easier to treat with and integrate Invisalign into their practices. As an example, we launched ClinCheck Pro in February 2014, the next generation Invisalign treatment software tool, designed to simplify the treatment process and help our doctors achieve their treatment goals.

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

We provide training, marketing and clinical support to orthodontists and GPs. In 2015, we had approximately 48,170 active Invisalign providers.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign System as the standard method for treating malocclusion and our intra-oral scanning platform as the preferred scanning protocol for 3D digital scans. Our research and development expenses were $61.2 million, $52.8 million, and $44.1 million for the year ended December 31, 2015, 2014 and 2013, respectively.

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

Intellectual Property

We believe our intellectual property position represents a substantial business advantage. As of December 31, 2015, we had issued 384 U.S. patents, 276 foreign issued patents, and 236 pending global patent applications.

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

Backlog

Due to the individualized nature of an Invisalign treatment which is prescribed by a doctor, no two cases are alike, thus we maintain relatively low levels of backlog. The period from which a treatment data package (or “a case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan. Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan. Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped.  Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future Invisalign sales. Our quarterly Invisalign revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter.  We define our intra-oral scanner backlog as orders where payment is reasonably assured and credit and financing is approved but the scanner has not yet shipped. Our intra-oral scanner backlog as of December 31, 2015 was not material.

Competition

We operate in a highly competitive market and we encounter a wide variety of competitors, including larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. We also face competition from early stage companies. Although the number of competitors varies by segment, currently our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S., including Danaher Corporation, 3M, Sirona Dental Systems, Inc., Dentsply International, Inc. and other private competitors. In addition, the expiration of certain key patents commencing in 2017 owned by us may result in additional competition. Information regarding risks associated with increased competition may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Government Regulation

In order for us to market our products, we must obtain regulatory authorization and comply with extensive product and quality system regulations both within and outside the United States. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval and to meet all local requirements including language and specific safety standards in any country in which we currently market or plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. The approval by government authorities is unpredictable and uncertain and may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition, and results of operations.

Certain of the Company’s products are classified as medical devices under the United States Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). Our products may also be regulated by comparable agencies in non-U.S. countries in which they are produced or sold. In the European Union, our products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations.

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

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the US to multinational requirements in the EU. In the U.S., final regulations implementing amendments to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective in the latter part of 2013 with the HIPAA Omnibus Rule. The EU is currently considering a proposal to enact legislation governing data protection which would transform the current mix of European countries’ laws to one overarching multinational law. Meanwhile, the Asia Pacific region has also seen rapid development of privacy laws, including in Singapore, Hong Kong, and Australia. We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

Employees

As of December 31, 2015, we had approximately 4,375 employees, including 2,805 in manufacturing and operations, 950 in sales and marketing which includes customer care, 310 in research and development and 310 in general and administrative functions.

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

Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 25, 2016:

Name	Age	Position
Joseph M. Hogan	58	President and Chief Executive Officer
David L. White	60	Chief Financial Officer
Simon Beard	49	Vice President and Managing Director, EMEA
Jennifer M. Erfurth	46	Vice President, Global Human Resources
Roger E. George	50	Vice President, Corporate and Legal Affairs and General Counsel
Timothy A. Mack	57	Vice President, Business Development
Raphael Pascaud	44	Chief Marketing Portfolio and Business Development Officer
Christopher C. Puco	55	Vice President, North America
Zelko Relic	51	Vice President, Research & Development
Julie Tay	49	Vice President and Managing Director, Asia Pacific
Emory M. Wright	46	Vice President, Operations

Joseph M. Hogan has served as our President and Chief Executive Officer and as a member of our Board of Directors since June 2015. Prior to joining us, Mr. Hogan was Chief Executive Officer of ABB Ltd., a global power and automation technologies company based in Zurich, Switzerland from 2008 to 2013. Prior to working in ABB, Mr. Hogan worked at General Electric Company (GE) in a variety of executive and management roles from 1985 to 2008, including eight years as Chief Executive Officer of GE Healthcare from 2000 to 2008.

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

Simon Beard has served as our Vice President and Managing Director, EMEA since November 2014. Prior to joining us, from December 2012 to October 2014, Mr. Beard was Regional Director for the South East Asia business of Smith & Nephew, a multinational medical equipment manufacturing company. From October 2006 to November 2012, Mr. Beard was Director & General Manager for UK and Ireland for Smith & Nephew's Advanced Woundcare business. Prior to Smith & Nephew, Mr. Beard held multiple commercial, strategic, and general management positions in companies such as DePuy International (Johnson & Johnson), Sankyo Pharmaceutical and Sanofi Aventis.

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

Timothy A. Mack has served as our Vice President, Marketing and Business Development since May 2012. He served as Vice President, Business Development since our acquisition of Cadent Holdings, Inc. in April 2011.  At Cadent, he was President and Chief Executive Officer since 2009.  He joined Cadent in 2005, as Executive Vice President & General Manager where he led the introduction and adoption of Cadent’s new 3D digital imaging technology into the market.  Prior to Cadent, Mr. Mack was Vice President and General Manager of DENTSPLY Ceramco, a wholly-owned subsidiary of DENTSPLY International.  Prior to

DENTSPLY, Mr. Mack held a series of management positions in the U.S. and Europe within Consumer Electronics and Medical Imaging Divisions at Eastman Kodak Company. Mr. Mack will be retiring in March 2016.

Raphael Pascaud was promoted to Chief Marketing Portfolio and Business Development Officer in July 2015. He joined Align in 2010 as Vice President and Managing Director for the Europe, Middle East and Africa Region, ("EMEA") and was promoted in January 2014 to Vice President, International. Prior to Align, Mr. Pascaud spent 14 years in various management positions within DePuy, a Johnson & Johnson family of companies, including Vice President Orthopedics of EMEA and Vice President Marketing of International.

Christopher C. Puco has served as our Vice President, North America since December 2012. He joined Align in 2006 as a sales director and in 2008 became senior director for the Eastern sales area. Most recently, as Vice President of Sales Strategy, he led Align's go-to-market strategy and managed the integration of the North American scanner and CAD/CAM services sales organization.  Mr. Puco has more than 20 years of experience in the medical device industry, holding sales management positions in both starts-ups and established corporate environments. Prior to Align, he was with United States Surgical Corporation, General Surgical Innovations, Baxter BioSurgery and Fusion Medical Technologies.

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

Julie Tay was appointed Vice President and Managing Director, Asia Pacific in March 2013. Prior to joining us, Ms. Tay was regional head of Bayer Healthcare (Diabetes Care) overseeing operations across Asia, from 2010 to 2013. From 2006 to 2010, Ms. Tay served as director of marketing and corporate accounts at Sealed Air Corporation (formerly Johnson Diversey), a global provider of food safety and security, facility hygiene and product protection. Prior to that, Ms. Tay spent 15 years with Johnson & Johnson Medical.

Emory M. Wright has served as our Vice President, Operations since December 2007.  He has been with us since March 2000, predominantly in manufacturing and operations roles.  Previously, Mr. Wright served as Vice President, Manufacturing and, was General Manager of New Product Development.  Prior to joining us, Mr. Wright was Senior Manufacturing Manager at Metrika, Inc. a medical device manufacturer, from May 1999 to March 2000.  From July 1994 to May 1999, Mr. Wright served as Manager of Manufacturing and Process Development for Metra Biosystems Inc.

ITEM 1A.RISK FACTORS

We depend on the sale of the Invisalign system for the vast majority of our net revenues, and any decline in sales of Invisalign treatment for any reason, or a decline in average selling prices would adversely affect net revenues, gross margin and net income.

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

Treatment planning is a key step leading to our manufacturing process which relies on sophisticated computer technology requiring new technicians to undergo a relatively long training process. Training production technicians takes approximately 90 to 120 days. As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to deliver our products within the timeframe our customers expect. Such a delay could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of December 31, 2015, we had issued 384 U.S. patents, 276 foreign issued patents, and 236 pending global patent applications.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Our accounting policies that recently have been, or may be affected by changes in the accounting rules relate to revenue recognition.

If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.

The primary objective of our investment activities is to preserve principal. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. In a current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015, 2014 and 2013. As a result of these incentives, our income taxes were reduced by $32.7 million, $32.5 million, and $27.7 million for the year ended December 31, 2015, 2014, and 2013, respectively, representing a benefit to diluted net income per share of $0.40, $0.40 and $0.34 in 2015, 2014 and 2013, respectively. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2012. We are currently under audit by the California Franchise Tax Board for fiscal year 2011, 2012 and 2013.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy several leased and owned facilities with total office and manufacturing area of over 898,000 square feet.  At December 31, 2015, the significant facilities were occupied as follows:

Location	Lease/Own	Primary Use	Segment	Expiration of lease
San Jose, California	Lease	Office for corporate headquarters, research & development and administrative personnel	Clear Aligner and Scanner	September 2017
San Jose, Costa Rica	Lease	Office for administrative personnel, manufacturing personnel, and customer care	Clear Aligner and Scanner	November 2017
Juarez, Mexico	Own	Manufacturing and office facilities for manufacturing and administrative personnel	Clear Aligner and Scanner	N/A
Or Yehuda, Israel	Lease	Manufacturing and office for manufacturing, administrative personnel, and research and development	Scanner	October 2017
Amsterdam, The Netherlands	Lease	Office for international headquarters, sales and marketing and administrative personnel	Clear Aligner	April 2017
Moscow, Russia	Lease	Office for research and development	Clear Aligner and Scanner	April 2017
Raleigh, North Carolina	Lease	Office for research & development and administrative personnel	Clear Aligner	August 2020

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2015:
Fourth quarter	$68.48	$54.69
Third quarter	$66.53	$52.01
Second quarter	$64.99	$51.65
First quarter	$64.75	$51.77
Year Ended December 31, 2014:
Fourth quarter	$57.72	$43.27
Third quarter	$57.79	$51.29
Second quarter	$57.50	$47.22
First quarter	$65.10	$50.37

On February 19, 2016, the closing price of our common stock on the NASDAQ Global Market was $63.29 per share.  As of February 19, 2016 there were approximately 101 holders of record of our common stock.  Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended December 31, 2015:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
October 1, 2015 through October 31, 2015	103,000	$59.97	103,000	$104,989,100
November 1, 2015 through November 30, 2015	75,875	$66.04	75,875	$99,978,175
December 1, 2015 through December 31, 2015	—	$—	—	$99,978,175

(1)    On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over three years, with $100.0 million of that amount authorized to be purchased during each twelve month period. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.

As of December 31, 2015, we have approximately $100 million remaining under the April 2014 stock repurchase program. We expect to finance future stock repurchases with current cash on hand.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2015.  The selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have derived the statement of operations data for the year ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the year ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Net revenues [1]	$845,486	$761,653	$660,206	$560,041	$479,741
Gross profit [2]	$640,110	$578,443	$498,106	$416,388	$361,283
Income from operations [3]	188,634	193,576	94,212	85,592	90,360
Interest and other income (expense), net	(2,533)	(3,207)	(1,073)	(1,296)	(419)
Net income before provision for income taxes [3]	186,101	190,369	93,139	84,296	89,941
Provision for income taxes	42,081	44,537	28,844	25,605	23,225
Net income [3]	$144,020	$145,832	$64,295	$58,691	$66,716
Net income per share
Basic	$1.80	$1.81	$0.80	$0.73	$0.86
Diluted	$1.77	$1.77	$0.78	$0.71	$0.83
Shares used in computing net income per share:
Basic	79,998	80,754	80,551	80,529	77,988
Diluted	81,521	82,283	82,589	83,040	80,294

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Working capital [4]	$460,338	$455,349	$369,338	$330,022	$236,699
Total assets	1,158,633	987,997	832,147	756,312	649,264
Total long-term liabilities	39,035	33,415	22,839	19,224	10,366
Stockholders’ equity	$847,926	$752,771	$633,970	$581,317	$490,781

[1]
Net revenues for the year ended December 31, 2011 include eight months of revenues from our Scanners segment of approximately $28.0 million as a result of our acquisition of Cadent Holdings, Inc. on April 29, 2011.

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

Based on this new product policy, beginning in the third quarter of 2015, we deferred more revenue as a result of providing free additional aligners for eligible treatments. Additionally, since we grandfathered over 1 million open cases, we will recognize lower revenues as additional aligners are shipped. We expect lower amounts of revenue to be recognized for at least the next two years until these cases complete. In the fourth quarter of 2015, the new product policy decreased Clear Aligner net revenues by approximately $7.0 million and reduced operating margin by 2.2% and diluted earnings per share by $0.07 per share. We expect a decrease in Clear Aligner net revenues by approximately $7.0 million to $8.0 million in the first quarter of 2016, and by approximately $25.0 million to $30.0 million in fiscal year 2016. While this product policy change will impact the timing of our revenue recognition, we believe this policy change will result in a significant improvement in customer satisfaction and loyalty, and ultimately increase Invisalign utilization and volume over time.

•
New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability, and ease of use for our customers, which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with Invisalign G5 for deep bite treatment, Invisalign G6 for premolar extraction and ClinCheck Pro, the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. In addition, we began shipping the next generation iTero Element Intraoral Scanner in September 2015 and expect to ramp up our production over the next few quarters accordingly; however, if we are unable to scale production of our iTero Element scanner to meet customer demand, our financial results may be negatively impacted. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the fourth quarter of 2015 increased to 4.9 cases per doctor compared to 4.4 in the fourth quarter of 2014. Utilization among our North American orthodontist customers reached an all time high of 9.9 cases per doctor in the fourth quarter of 2015 compared to 8.6 in the fourth quarter of 2014. International doctor utilization increased to 5.0 cases in the fourth quarter of 2015 from 4.5 in the fourth quarter of 2014. North American GP doctor utilization increased to 3.1 cases in the fourth quarter of 2015 from 2.9 in the fourth quarter of 2014. The increase in North America orthodontist utilization reflects improvements in product and technology, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients. Increased International utilization reflects growth in both the EMEA and Asia Pacific regions driven by go-to-market and sales coverage investments, improving clinical education and support as well as ongoing technology innovation. We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign, however, we expect that our utilization rates may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2015, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 9,795 new Invisalign doctors, of which 56% were trained internationally.

•
International Clear Aligner Growth. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. International volume for 2015 increased 32.5% driven primarily by strong performance in the Asia Pacific region as well as growth in Europe. In 2016, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region. As our international revenues have increased from $219.7 million in 2014 to $250.1 million in 2015, we are increasingly subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Although we have historically accepted the exposure to exchange rate movements without using derivative financial instruments to manage risk, in the third quarter of 2015 we initiated a foreign currency economic hedging program to mitigate the foreign currency risk in countries where we have significant monetary assets and liabilities denominated in currencies other than the functional currency. The impact from these forward contracts was not material to our financial statements for the year ended December 31, 2015.
In addition, as we plan for further international expansion over the next several years, we must provide better support to our customers in these regions and be geographically closer to their practices. Accordingly, we intend to make further investments in our manufacturing over the next few years to enhance our regional capabilities.

•
Establish Regional Order Acquisition and Treatment Planning facilities: We intend to establish additional Order Acquisition and Treatment Planning facilities closer to our International customers in order to improve our operational efficiency and provide doctors with a great experience to further improve their confidence in using Invisalign to treat more patients, more often. If demand for our product in 2016 exceeds our current expectations, or if the timing of receipt of case product orders during a given quarter is different from our expectations, we may not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business. Conversely, if demand decreases or if we fail to forecast demand accurately, we could be required to record excess capacity charges, which would lower our gross margin.

•	Operating Expenses. We expect operating expenses to increase in 2016 compared to 2015 due in part to:

◦	investments in international expansion in new country markets such as India and Korea;

◦	the increase in sales and customer support resources; and

◦	product and technology innovation to address such things as treatment times, indications unique to teens, and predictability.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

Results of Operations

Net revenues by Reportable Segment Comparison for Year Ended December 31, 2015, 2014 and 2013:

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

Net revenues for our Clear Aligner segment by region and our Scanner segment for the year ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Year Ended				Year Ended
	December 31, 2015	December 31, 2014	Change		December 31, 2014	December 31, 2013	Change
Clear Aligner Revenues:
North America	$498.7	$446.6	$52.1	11.7%	$446.6	$408.2	$38.4	9.4%
International	250.1	219.7	30.4	13.8%	219.7	161.7	58.0	35.9%
Invisalign non-case net revenues	51.4	46.2	5.2	11.3%	46.2	44.7	1.5	3.4%
Total Clear Aligner net revenues	$800.2	$712.5	$87.7	12.3%	$712.5	$614.6	$97.9	15.9%
Total Scanner net revenues	$45.3	$49.1	$(3.8)	(7.7)%	$49.1	$45.6	$3.5	7.7%

Total net revenues	$845.5	$761.6	$83.9	11.0%	$761.6	$660.2	$101.4	15.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Invisalign case shipments by region, for the year ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Year Ended				Year Ended
Region	December 31, 2015	December 31, 2014	Change		December 31, 2014	December 31, 2013	Change
North American Invisalign	398.4	338.5	59.9	17.7%	338.5	313.9	24.6	7.8%
International Invisalign	184.8	139.5	45.3	32.5%	139.5	108.5	31.0	28.6%
Total Invisalign case volume	583.2	478.0	105.2	22.0%	478.0	422.4	55.6	13.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Fiscal Year 2015 compared to Fiscal Year 2014

Total net revenues increased by $83.9 million in 2015 as compared to 2014 primarily as a result of Invisalign case volume growth across all regions and products as well as increased Invisalign non-case revenue.

Clear Aligner - North America

Clear Aligner North America net revenues increased by $52.1 million in 2015 compared to 2014 primarily due to Invisalign case volume growth of approximately $79.0 million across all channels and products. These increases were offset in part by lower average selling prices ("ASP"), which decreased net revenues by $26.9 million. The decrease in ASP was primarily as a result of higher net revenue deferrals of $16.0 million, which includes the impact of our new additional aligner product policy launched in July 2015 of $8.9 million and the impact of higher promotional discounts in 2015 as compared to 2014 of $11.7 million. These decreases in ASP were offset in part by the price increase on our Full Products, effective April 1, 2015.

Clear Aligner - International

Clear Aligner international net revenues increased by $30.4 million in 2015 compared to 2014 primarily driven by Invisalign case volume growth of $71.5 million across all products. This was partially offset by lower ASP which decreased net revenues by approximately $41.1 million. The decrease in ASP was primarily as a result of the unfavorable impact from foreign exchange rates primarily due to the weakening of the Euro compared to the U.S. dollar in 2015 compared to 2014 of $34.5 million, and to a lesser extent higher net revenue deferrals of $7.8 million which includes the impact of our new additional aligner product policy launched in July 2015 of $4.7 million, as well as higher promotional discounts of $6.3 million in 2015 compared to 2014. These decreases were partially offset by an increase in ASP as we transitioned to direct sales in certain Asia Pacific countries and Europe, Middle East and Africa regions, as well as the price increase on our Full Products effective July 1, 2015.

Clear Aligner - Invisalign Non-Case

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $5.2 million in 2015 as compared to 2014 primarily due to increased Vivera volume both in North America and International.

Scanner

Scanner net revenues decreased by $3.8 million in 2015 compared to 2014 primarily due to a decrease in scanner revenue, offset in part by a slight increase in services revenue. In March 2015, we announced our next generation scanner which began shipping in September 2015. Net revenues declined in 2015 primarily due to fewer scanners recognized and permanent price reductions on our previous generation scanner. The increase in services revenue was primarily due to an increase in the volume of CAD/CAM services resulting from a larger installed base of scanners.
Fiscal Year 2014 compared to Fiscal Year 2013

Total net revenues increased by $101.4 million in 2014 as compared to 2013 primarily as a result of Invisalign case volume growth across all regions and products as well as increased Invisalign non-case revenue.

Clear Aligner - North America

Clear Aligner North America net revenues increased by $38.4 million in 2014 compared to 2013 primarily due to Invisalign case volume growth of approximately $32.1 million across all channels and products, and, to a lesser extent, higher ASP which contributed approximately $6.3 million to the increase in net revenues. The increase in ASP was primarily a result of increased mid-course correction revenue from higher usage as well as a product mix shift towards higher priced Invisalign products in 2014 compared to 2013. This increase was offset in part by higher promotional discounts in 2014 as compared to 2013.

Clear Aligner - International

Clear Aligner international net revenues increased by $58.0 million in 2014 compared to 2013 primarily driven by Invisalign case volume growth of $46.2 million along with higher ASP which contributed approximately $11.8 million to the increase in net revenues. The increase in ASP was primarily due to the impact from acquiring our distributor in the Asia Pacific region on April 30, 2013 when we began recognizing direct sales of Invisalign products sold in that region at our full ASP rather than the discounted ASP under the distributor agreement, as well as the price increases which were effective July 2013 along with a favorable impact from foreign exchange rates. Foreign exchange rates had a favorable impact on revenues in 2014 as compared to 2013, despite the weakening of the Euro to the U.S. dollar in the last six months of 2014.

Clear Aligner - Invisalign Non-Case

Invisalign non-case net revenues, consisting of training fees and ancillary product revenues, increased by $1.5 million in 2014 as compared to 2013 primarily due to the consolidation of our Vivera product shipments in North America from four shipments per year to one shipment along with increased Vivera volume both in North America and international.

Scanner

Scanner net revenues increased by 7.7%, in 2014 compared to 2013 due to an increase in both services revenue as well as scanner revenue.

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

Cost of net revenues and gross profit (in millions):

	Year Ended			Year Ended
	December 31, 2015	December 31, 2014	Change	December 31, 2014	December 31, 2013	Change
Clear Aligner
Cost of net revenues	$172.0	$149.7	$22.3	$149.7	$129.8	$19.9
% of net segment revenues	21.5%	21.0%		21.0%	21.1%
Gross profit	$628.2	$562.9	$65.3	$562.9	$484.8	$78.1
Gross margin %	78.5%	79.0%		79.0%	78.9%
Scanner
Cost of net revenues	$33.4	$33.6	$(0.2)	$33.6	$32.3	$1.3
% of net segment revenues	73.7%	68.3%		68.3%	70.9%
Gross profit	$11.9	$15.6	$(3.7)	$15.6	$13.3	$2.3
Gross margin %	26.3%	31.7%		31.7%	29.1%
Total cost of net revenues	$205.4	$183.2	$22.2	$183.2	$162.1	$21.1
% of net revenues	24.3%	24.1%		24.1%	24.6%
Gross profit	$640.1	$578.4	$61.7	$578.4	$498.1	$80.3
Gross margin %	75.7%	75.9%		75.9%	75.4%

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

Fiscal Year 2015 compared to Fiscal Year 2014

Clear Aligner

The gross margin percentage declined in 2015 compared to 2014 due to lower ASP which was partially offset by lower costs per unit.

Scanner

The gross margin percentage decreased in 2015 compared to 2014 due to lower ASP from permanent price reductions on our previous generation scanner and higher manufacturing costs from lower production volumes and higher inventory reserves. This was partially offset by a product mix shift to the lower cost Element scanner which commenced shipping in September.

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

Selling, general and administrative (in millions):

	Year Ended			Year Ended
	December 31, 2015	December 31, 2014	Change	December 31, 2014	December 31, 2013	Change
Selling, general and administrative	$390.2	$332.1	$58.1	$332.1	$292.8	$39.3
% of net revenues	46.2%	43.6%		43.6%	44.3%
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

Selling, general and administrative expense increased in 2015 compared to 2014 primarily due to higher compensation related costs of $50.1 million as a result of increased headcount, which led to higher salaries, stock based compensation and commissions. In addition, consulting costs increased by $9.7 million primarily due to our enterprise resource planning ("ERP") project. Partially offsetting these increases was the MDET refund of $6.8 million received in the first quarter of 2015.

Selling, general and administrative expense increased in 2014 compared to 2013 primarily due to higher compensation costs of $24.1 million due to increased headcount, including the additional headcount from the acquisition of our APAC distributor and stock based compensation. In addition, we incurred higher advertising and marketing expenses as a result of increased advertising production and marketing campaigns combined with higher costs for trade shows and our Europe and APAC Summits as well as increases in consulting expenses and credit card processing fees. These increases were offset by lower MDET of $6.8 million as our aligners were no longer subject to the excise tax in 2014 as well as lower outside litigation costs. In March 2014, the IRS informed us that our aligners are not subject to the MDET, which we had been paying and expensing in selling, general and administrative expense in the Consolidated Statements of Operations since January 1, 2013.

Research and development (in millions):

	Year Ended			Year Ended
	December 31, 2015	December 31, 2014	Change	December 31, 2014	December 31, 2013	Change
Research and development	$61.2	$52.8	$8.4	$52.8	$44.1	$8.7
% of net revenues	7.2%	6.9%		6.9%	6.7%
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

Research and development expense increased during 2015 compared to 2014 primarily as a result of our investment in obstructive sleep apnea which was terminated in the third quarter of 2015. While we continue to believe that the opportunities in the obstructive sleep apnea market are potentially interesting, we have decided to remain focused on our core business and organic growth opportunities.

Research and development expense increased during 2014 compared to 2013 almost entirely due to higher compensation costs as a result of higher bonuses, stock-based compensation and salaries primarily due to additional headcount.

Impairment of goodwill (in millions):

	Year Ended			Year Ended
	December 31, 2015	December 31, 2014	Change	December 31, 2014	December 31, 2013	Change
Impairment of goodwill	$—	$—	$—	$—	$40.7	$(40.7)
% of net revenues	—%	—%		—%	6.2%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

There was no charge for impairment of goodwill recorded in the years ended December 31, 2015 or 2014.

During the first quarter of 2013, we determined that the goodwill for our Scanner reporting unit should be tested for impairment as a result of changes in the competitive environment for intra-oral scanners which caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result of our analysis, we recorded a goodwill impairment charge of $40.7 million, none of which was deductible for tax purposes. Refer to Note 5 "Goodwill and Intangible Assets" of our consolidated financial statements for details of the impairment analysis.

Impairment of long-lived assets (in millions):

	Year Ended			Year Ended
	December 31, 2015	December 31, 2014	Change	December 31, 2014	December 31, 2013	Change
Impairment of long-lived assets	$—	$—	$—	$—	$26.3	$(26.3)
% of net revenues	—%	—%		—%	4.0%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

There was no charge for impairment of long-lived assets recorded in the year ended December 31, 2015 or 2014.

The impairment of our long-lived assets in 2013 was the result of changes in the competitive environment for intra-oral scanners which caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that the carrying value of the long-lived assets was not recoverable and therefore recorded an impairment charge of $26.3 million. Refer to Note 5 "Goodwill and Intangible Assets" of our consolidated financial statements for details of the impairment analysis.

Interest and Other income (expense), net (in millions):

	Year Ended			Year Ended
	December 31, 2015	December 31, 2014	Change	December 31, 2014	December 31, 2013	Change
Interest and other income (expense), net	$(2.5)	$(3.2)	$0.7	$(3.2)	$(1.3)	$(1.9)
Interest and other income (expense), net, includes foreign currency translation gains and losses, interest income earned on cash, cash equivalents and investment balances and other miscellaneous charges.
Interest and Other income (expense), net, in 2015 increased mainly due to higher interest income on higher balances of cash, cash equivalents and investments offset in part by higher foreign exchange losses primarily due to the strengthening of the U.S. dollar to the Euro and Australian dollar.
Interest and Other income (expense), net, in 2014 decreased due to higher foreign exchange losses primarily as a result of the weakening of the Euro to the U.S. dollar offset slightly by increased interest income earned on higher balances of cash, cash equivalents and investments.

Provision for income taxes (in millions):

	Year Ended			Year Ended
	December 31, 2015	December 31, 2014	Change	December 31, 2014	December 31, 2013	Change
Provision for income taxes	$42.1	$44.5	$(2.4)	$44.5	$28.8	$15.7
Effective tax rates	22.6%	23.4%		23.4%	31.0%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our provision for income taxes was $42.1 million, $44.5 million and $28.8 million for the year ended December 31, 2015, 2014 and 2013, respectively. This represents effective tax rates of 22.6%, 23.4% and 31.0%, respectively. Our effective tax rates in these fiscal years differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate. The decrease in the effective rate for the year ended December 31, 2015 compared to 2014 is mainly due to an additional $1.8 million tax adjustment recorded in 2014 which related to prior periods. The effective tax rate for the year ended December 31, 2013 also reflects a non-deductible goodwill impairment charge of $40.7 million.

As of December 31, 2015, approximately $359.8 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. Accordingly, no additional U.S. income taxes or additional foreign withholding taxes have been provided thereon. We have sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings. We intend to use the undistributed earnings for local operating expansions and to meet local operating working capital needs. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

We assess the likelihood that we will be able to realize our deferred tax assets quarterly. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we do not expect to realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2015 included historical operating profits, a projection of future income and other objectively verifiable evidence. As of December 31, 2015, we believed, except for the items noted in the subsequent paragraph, that is was more likely than not that the amount of deferred tax assets recorded on the balance sheet will be realized.

As of December 31, 2015, we maintained a valuation allowance of $31.7 million against our deferred tax assets which primarily relate to Israel operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized. The valuation allowance decreased from December 31, 2014 by $0.8 million due to the decrease of foreign tax rate which resulted in lower tax impact on net operating and capital loss carryforwards. We are currently evaluating an internal restructuring which may result in a future reassessment of our need for a valuation allowance against these deferred tax assets.  As a result it is possible that we may realize a tax benefit which may have a material impact on the financial statements within the next twelve months.

As of December 31, 2015, we have California net operating loss carryforwards of approximately $20.5 million, which, if not used, will begin to expire in 2016. In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization. As of December 31, 2015, we had California research credit carryforwards of approximately $3.9 million that can be carried forward indefinitely.

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

Our total gross unrecognized tax benefits, excluding interest, was $39.4 million and $33.1 million as of December 31, 2015 and 2014, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The accrued interest as of December 31, 2015 was $0.7 million. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the year ended December 31, 2015, thus resulting in the reclassification of $30.1 million of current deferred tax assets to noncurrent on the accompanying Consolidated Balance Sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Operations or Consolidated Statements of Comprehensive Income.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015, 2014 and 2013. As a result of these incentives, our income taxes were reduced by $32.7 million, $32.5 million and $27.7 million for the year ended December 31, 2015, 2014 and 2013, respectively, representing a benefit to diluted net income per share of $0.40, $0.40 and $0.34 in 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources
We fund our operations from product sales. As of December 31, 2015 and 2014, we had the following cash and cash equivalents, and short-term and long-term investments (in thousands):

	Year Ended December 31,
	2015	2014
Cash and cash equivalents	$167,714	$199,871
Short-term investments	359,581	254,787
Long-term investments	151,370	147,892
Total	$678,665	$602,550
Cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash flow provided by (used in):
Operating activities	$237,997	$226,899	$185,976
Investing activities	(166,361)	(201,627)	(210,734)
Financing activities	(100,786)	(66,420)	(38,171)
Effects of exchange rate changes on cash and cash equivalents	(3,007)	(1,934)	(504)
Net decrease in cash and cash equivalents	$(32,157)	$(43,082)	$(63,433)

As of December 31, 2015, we had $678.7 million in cash, cash equivalents, and short-term and long-term marketable securities.  Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, U.S. government agency bonds, municipal bonds and asset-backed securities. Other uses of cash include our stock repurchase program, which is described below.

As of December 31, 2015, approximately $442.5 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Operating Activities

For the year ended December 31, 2015, cash flows from operations of $238.0 million resulted primarily from our net income of approximately $144.0 million as well as the following:
Significant non-cash activities

•	Stock-based compensation was $52.9 million related to our equity incentive compensation granted to employees and directors.

•	Depreciation and amortization of $18.0 million related to our fixed assets and acquired intangible assets.

•	Excess tax benefits from our share-based compensation arrangements of $10.4 million.

Significant changes in working capital

•
An increase of $41.9 million in deferred revenues corresponding to higher product sales along with the increased deferrals as a result of the change to our new additional aligner product policy in July 2015,

•	an increase of $19.5 million in accrued and other long-term liabilities primarily due to an increase in income tax payable along with other accruals due to timing of payment, and

•	an increase of $40.8 million in accounts receivable which is a result of the increase in net revenues.

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

For the year ended December 31, 2013, cash flows from operations of $186.0 million resulted primarily from our net income of approximately $64.3 million as well as the following:
Significant non-cash activities

•	Impairment of goodwill related to our Scanner reporting unit was $40.7 million.

•	Impairment of long-lived assets related to our Scanner reporting unit was $26.3 million.

•	Excess tax benefits from our share-based compensation arrangements of $27.1 million.

•	Stock-based compensation was $26.4 million related to our equity incentive compensation granted to employees and directors.

•	Depreciation and amortization of $16.8 million related to our fixed assets and acquired intangible assets.

•	Deferred taxes of $21.2 million primarily due to the utilization of deferred tax assets.

Significant changes in working capital

•	An increase of $12.0 million in accounts receivable due to the increase in net revenues,

•	an increase of $9.7 million in accrued and other long-term liabilities due to compensation and bonuses accruals along with higher sales rebates, and

•	an increase of $14.9 million in deferred revenue primarily due to higher product sales along with additional deferrals as a result of our mid-course correction policy change in June 2013.

Investing Activities

Net cash used in investing activities was $166.4 million for the year ended December 31, 2015, which primarily consisted of purchases of marketable securities of $447.1 million and property, plant and equipment purchases of $53.5 million for additional manufacturing capacity and infrastructure including a project to implement a new enterprise resource planning system which we started in late 2014. These uses were partially offset by $334.1 million of maturities and sales of our marketable securities.

For 2016, we expect to invest $55.0 million to $65.0 million on capital expenditures primarily for additional manufacturing capacity and to establish order acquisition and treatment planning facility and our ERP implementation. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in investing activities was $201.6 million for the year ended December 31, 2014, which primarily consisted of purchases of marketable securities of $437.2 million and property, plant and equipment purchases of $24.1 million. These uses were partially offset by $259.8 million of maturities and sales of our marketable securities.

Net cash used in investing activities was $210.7 million for the year ended December 31, 2013, which primarily consisted of our purchase of marketable securities of $303.9 million and property and equipment purchases of $19.4 million along with $7.7 million for the acquisition of our Asia Pacific distributor in April 2013. These uses were partially offset by $122.7 million of maturities and sales of our marketable securities.

Financing Activities

Net cash used by financing activities was $100.8 million for the year ended December 31, 2015 resulting from repurchases of our common stock of $101.8 million (Refer to Note 10 "Common Stock Repurchase Program", of the Notes to consolidated financial statements for details of the stock repurchase program) and $20.7 million of payroll taxes paid for our employees' vesting of restricted stock units ("RSUs") through share withholdings, partially off-set by proceeds from issuance of common stock of $11.3 million and $10.4 million from excess tax benefit from our share-based compensation arrangements.

Net cash used by financing activities was $66.4 million for the year ended December 31, 2014 resulting from repurchases of our common stock of $98.2 million and $7.6 million of payroll taxes paid for our employees' vesting of RSUs through share withholdings, partially off-set by proceeds from issuance of common stock of $18.0 million and $21.4 million from excess tax benefit from our share-based compensation arrangements.

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
Net proceeds from the issuance of our common stock related to the exercise of employee stock options have historically been a significant component of our liquidity; however, in 2006, we began granting RSUs which, unlike stock options, do not generate cash from exercises.  As a result, we will continue to generate less cash from the proceeds of the sale of our common stock in future periods.  In addition, because restricted stock units are taxable to the individuals when they vest, the number of shares we issue to each of our employees will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2015, 2014 and 2013, we paid $20.7 million, $7.6 million and $4.4 million, respectively, for taxes related to RSUs that vested during the periods. The cash paid for taxes related to RSUs in 2015 increased in comparison to 2014 due to the Company changing its policy in mid 2014 to pay for employees' payroll taxes related to their vesting RSUs instead of requiring employees to sell to cover for their payroll taxes.
Stock Repurchase

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over three years, with $100.0 million of that amount authorized to be purchased during each twelve month period. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.

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

In January 2015, our Board of Directors authorized the repurchase of the next $100.0 million under the repurchase program which we anticipate completing within twelve months. On April 28, 2015, we entered into an accelerated stock repurchase agreement ("2015 ASR") to repurchase $70.0 million of our common stock. The 2015 ASR was completed on July 23, 2015. We received a total of approximately 1.2 million shares for an average share price of $60.52 under the 2015 ASR, which were all retired. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. In addition, during the year ended December 31, 2015, we repurchased on the open market approximately 0.5 million shares of our common stock at an average price of $58.89 per share, including commissions, for an aggregate purchase price of $31.8 million. All repurchased shares were retired. As of December 31, 2015, we have approximately $100.0 million remaining under the April 2014 stock repurchase program. We expect to finance future stock repurchases with current cash on hand.
Credit Facility

On March 22, 2013, we entered into a credit facility for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. (Refer to Note 7 "Credit Facility", of the Notes to consolidated financial statements for details of the credit facility).

Contractual Obligations/Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2015 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$19,750	$10,236	$8,553	$853	$108
Unconditional purchase obligations	74,569	74,569	—	—	—
Total contractual cash obligations	$94,319	$84,805	$8,553	$853	$108

Our contractual obligations table above excludes approximately $40.1 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2015.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

We had no off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2015.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2015, we did not have any material indemnification claims that were probable or reasonably possible.

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

We believe the following critical accounting policies and estimates affect our more significant judgments used in the preparation of our consolidated financial statements. For further information on all of our significant accounting policies, see Note 1 "Summary of Significant Accounting Policies", of the Notes to consolidated financial statements under Item 8.

Revenue Recognition

We enter into sales arrangements that may consist of multiple deliverables of our products and services where certain elements of the sales arrangement are not delivered in one reporting period. We measure and allocate revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force.

Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. The arrangement consideration is then allocated to each element, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, or on best estimated selling price (“BESP”) if neither VSOE nor TPE exist (a description as to how we determine VSOE, TPE, and BESP is provided below).

•
VSOE - In most instances, this applies to products and services that are sold separately in stand-alone arrangements.   We determine VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•
TPE - If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of similar products or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•
BESP - The best estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE or TPE do not exist for all elements, we determine BESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices.  Adjustments for other market and Company-specific factors are made as deemed necessary in determining BESP. We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.

Judgment is required to properly identify the accounting units of the multiple deliverable transactions, to determine the best estimated selling price for each accounting unit, and to determine the manner in which revenue should be allocated among the accounting units. Further, while changes in the allocation of the best estimated selling price between the accounting units will not affect the amount of total revenue recognized for a particular arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.

Clear Aligner

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables. Invisalign Full, Invisalign Teen, and Invisalign Assist products include optional Additional Aligners at no charge for a period of up to five years after initial shipment. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered by the dental professional any time throughout treatment. Invisalign Lite includes one optional case refinement in the price of the product. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position and may be elected by the dental professional at any time during treatment, however, it is generally ordered in the last stages of orthodontic treatment.

We determined that our treatment plans, except Invisalign Assist with progress tracking, comprise the following deliverables which also represent separate units of accounting: single-batched aligners, additional aligners, case refinement, and replacement aligners. We allocate revenue for each treatment plan based on each unit's relative selling price based on BESP and recognize the revenue upon the delivery of each unit in the treatment plan.

For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (“a batch”). We are able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience. The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped.

Scanners and Services

We sell intra-oral scanners and CAD/CAM services through both our direct sales force and distribution partners.  The intra-oral scanner sales price includes one year of warranty, and unlimited scanning services. The customer may, for additional fees, also select extended warranty and unlimited scanning services for periods beyond the initial year. When intra-oral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies.

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

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, the first step of the two-step impairment test is performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. Refer to Note 5 "Goodwill and Intangible Assets" of Notes to consolidated financial statements for details of the impairment analysis.

Finite-lived intangible assets and long-lived assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. The estimation of fair value utilizing a discounted cash flow approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Refer to Note 5 "Goodwill and Intangible Assets" of Notes to consolidated financial statements for details of the impairment analysis.
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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2015, we had approximately $511.0 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2015, and, therefore, we are not subject to risks from immediate interest rate increases.

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

In September 2015, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of December 31, 2015 was not material.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results of Operations

	Three Months Ended
	2015				2014
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share data) (unaudited )
Net revenues	$230,276	$207,636	$209,488	$198,086	$198,600	$189,876	$192,531	$180,646
Gross profit	172,810	157,576	158,634	151,090	150,662	145,054	145,476	137,251
Income from operations [1]	59,339	38,046	42,325	48,924	51,493	51,547	48,732	41,804
Net income [1]	48,877	27,616	31,350	36,177	39,541	38,247	35,600	32,444
Net income per share:
Basic	$0.61	$0.35	$0.39	$0.45	$0.49	$0.47	$0.44	$0.40
Diluted	$0.60	$0.34	$0.39	$0.44	$0.48	$0.47	$0.43	$0.39
Shares used in computing net income per share:
Basic	79,481	79,808	80,257	80,459	80,266	80,629	81,027	81,120
Diluted	81,051	81,092	81,394	81,824	81,691	82,014	82,341	82,817

1 In the three months ended June 30, 2014, we recorded an out of period correction that resulted in an increase in the provision for income taxes of $2.1 million, which $1.8 million related to prior years and $0.3 million related to the three months ended March 31, 2014. The out of period correction was not material to the consolidated financial statements for any quarter within 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
February 25, 2016

/S/ DAVID L. WHITE
David L. White
Chief Financial Officer
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Align Technology, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting.   Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income tax assets and liabilities in 2015.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 25, 2016

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$845,486	$761,653	$660,206
Cost of net revenues	205,376	183,210	162,100
Gross profit	640,110	578,443	498,106
Operating expenses:
Selling, general and administrative	390,239	332,068	292,798
Research and development	61,237	52,799	44,083
Impairment of goodwill	—	—	40,693
Impairment of long lived assets	—	—	26,320
Total operating expenses	451,476	384,867	403,894
Income from operations	188,634	193,576	94,212
Interest and other income (expense), net	(2,533)	(3,207)	(1,073)
Net income before provision for income taxes	186,101	190,369	93,139
Provision for income taxes	42,081	44,537	28,844
Net income	$144,020	$145,832	$64,295

Net income per share:
Basic	$1.80	$1.81	$0.80
Diluted	$1.77	$1.77	$0.78
Shares used in computing net income per share:
Basic	79,998	80,754	80,551
Diluted	81,521	82,283	82,589

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$144,020	$145,832	$64,295
Net change in cumulative translation adjustment	(154)	(196)	62
Change in unrealized gains (losses) on available-for sale securities, net of tax	(686)	(238)	29
Other comprehensive income (loss)	(840)	(434)	91
Comprehensive income	$143,180	$145,398	$64,386
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$167,714	$199,871
Marketable securities, short-term	359,581	254,787
Accounts receivable, net of allowance for doubtful accounts and returns of $2,472 and $1,563, respectively	158,550	129,751
Inventories	19,465	15,928
Prepaid expenses and other current assets	26,700	19,770
Deferred tax assets	—	37,053
Total current assets	732,010	657,160
Marketable securities, long-term	151,370	147,892
Property, plant and equipment, net	136,473	90,125
Goodwill and intangible assets, net	79,162	82,056
Deferred tax assets	51,416	3,099
Other assets	8,202	7,665
Total assets	$1,158,633	$987,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,354	$23,247
Accrued liabilities	107,765	87,880
Deferred revenues	129,553	90,684
Total current liabilities	271,672	201,811
Income tax payable	37,512	30,483
Other long-term liabilities	1,523	2,932
Total liabilities	310,707	235,226
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,500 and 80,205 issued and outstanding at 2015 and 2014, respectively)	8	8
Additional paid-in capital	821,507	783,410
Accumulated other comprehensive income (loss), net	(980)	(140)
Accumulated surplus (deficit)	27,391	(30,507)
Total stockholders’ equity	847,926	752,771
Total liabilities and stockholders’ equity	$1,158,633	$987,997

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the year ended December 31, 2015, 2014 and 2013
(in thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Surplus (Deficit)	Total
	Shares	Amount
Balances at December 31, 2012	80,611	$8	$670,732	$203	$(89,626)	$581,317
Net income	—	—	—	—	64,295	64,295
Net change in unrealized gain from available-for sale securities	—	—	—	29	—	29
Net change in cumulative translation adjustment	—	—	—	62	—	62
Issuance of common stock relating to employee equity compensation plans	2,694	—	34,196	—	—	34,196
Tax withholdings related to net share settlement of restricted stock units	—	—	(4,363)	—	—	(4,363)
Common stock repurchased and retired	(2,722)	—	(24,528)	—	(70,579)	(95,107)
Tax benefits from stock-based awards	—	—	27,103	—	—	27,103
Stock based compensation	—	—	26,438	—	—	26,438
Balances at December 31, 2013	80,583	8	729,578	294	(95,910)	633,970
Net income	—	—	—	—	145,832	145,832
Net change in unrealized gain from available-for sale securities	—	—	—	(238)	—	(238)
Net change in cumulative translation adjustment	—	—	—	(196)	—	(196)
Issuance of common stock relating to employee equity compensation plans	1,536	—	18,028	—	—	18,028
Tax withholdings related to net share settlements of restricted stock units	—	—	(7,608)	—	—	(7,608)
Common stock repurchased and retired	(1,914)	—	(17,804)	—	(80,429)	(98,233)
Tax benefits from stock-based awards	—	—	21,393	—	—	21,393
Stock based compensation	—	—	39,823	—	—	39,823
Balances at December 31, 2014	80,205	8	783,410	(140)	(30,507)	752,771
Net income	—	—	—	—	144,020	144,020
Net change in unrealized gain from available-for sale securities	—	—	—	(686)	—	(686)
Net change in cumulative translation adjustment	—	—	(10)	(154)	—	(164)
Issuance of common stock relating to employee equity compensation plans	991	—	11,325	—	—	11,325
Tax withholdings related to net share settlements of restricted stock units	—	—	(20,716)	—	—	(20,716)
Common stock repurchased and retired	(1,696)	—	(15,669)	—	(86,122)	(101,791)
Tax (shortfalls) benefits from stock-based awards	—	—	10,224	—	—	10,224
Stock based compensation	—	—	52,943	—	—	52,943
Balances at December 31, 2015	79,500	$8	$821,507	$(980)	$27,391	$847,926
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,020	$145,832	$64,295
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(11,424)	4,088	(5,899)
Depreciation and amortization	18,004	17,856	16,825
Stock-based compensation	52,943	39,823	26,438
Tax (shortfalls) benefits from stock-based awards	10,224	21,393	27,103
Excess tax benefit from share-based payment arrangements	(10,396)	(21,393)	(27,103)
Impairment of goodwill	—	—	40,693
Impairment of long-lived assets	—	—	26,320
Other non-cash operating activities	13,799	10,106	4,142
Changes in assets and liabilities, excluding the effects of business combinations:
Accounts receivable	(40,775)	(27,229)	(11,981)
Inventories	(3,563)	(1,999)	1,158
Prepaid expenses and other assets	(3,726)	(2,924)	(392)
Accounts payable	7,575	2,887	(186)
Accrued and other long-term liabilities	19,462	22,692	9,662
Deferred revenues	41,854	15,767	14,901
Net cash provided by operating activities	237,997	226,899	185,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	—	(7,652)
Purchase of property, plant and equipment	(53,451)	(24,092)	(19,412)
Purchase of marketable securities	(447,092)	(437,152)	(303,917)
Proceeds from maturities of marketable securities	304,125	176,810	90,917
Proceeds from sales of marketable securities	30,011	82,990	31,741
Other investing activities	46	(183)	(2,411)
Net cash used in investing activities	(166,361)	(201,627)	(210,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,325	18,028	34,196
Common stock repurchase	(101,791)	(98,233)	(95,107)
Excess tax benefit from share-based payment arrangements	10,396	21,393	27,103
Employees’ taxes paid upon the vesting of restricted stock units	(20,716)	(7,608)	(4,363)
Net cash used in financing activities	(100,786)	(66,420)	(38,171)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,007)	(1,934)	(504)
Net decrease in cash and cash equivalents	(32,157)	(43,082)	(63,433)
Cash and cash equivalents, beginning of year	199,871	242,953	306,386
Cash and cash equivalents, end of year	$167,714	$199,871	$242,953
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
Restricted cash
Our restricted cash balance as of December 31, 2015 was $3.5 million, of which $3.3 million was classified as a long term asset and $0.2 million as a current asset. Our restricted cash balance as of December 31, 2014 was $3.8 million, of which $3.6 million was classified as a long term asset and $0.2 million as a current asset. The restricted cash primarily consisted of funds reserved for legal requirements.
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

Foreign currency
For our international subsidiaries where the U.S. dollar is the functional currency, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the primary economic currency has changed.  Adjustments from translating certain European and Asia Pacific subsidiaries’ financial statements from the local currency to the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheet.  This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period.  As of December 31, 2015 and 2014, there were no material amounts in accumulated other comprehensive income, net related to the translation of our foreign subsidiaries’ financial statements.
Some of our international entities operate in a U.S. dollar functional currency environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S. dollar at current exchange rates except for non-monetary assets and liabilities which are remeasured at historical exchange rates.  Revenues and expenses are generally remeasured at an average exchange rate in effect during each period.  Gains or losses from foreign currency remeasurement are included in Interest and other income (expense), net. For the year ended December 31, 2015 and 2014, we had foreign currency net losses of $4.0 million and $3.8 million.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our cash and investments are held primarily by two financial institutions. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable.  We invest excess cash primarily in money market funds of major financial institutions, U.S. government agencies, U.S. dollar dominated foreign corporate bonds and domestic corporate bonds.  If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.  Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. economy.  We provide credit to customers in the normal course of business.  Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed.  We maintain reserves for potential credit losses and such losses have been within management’s expectations.  No individual customer accounted for 10% or more of our accounts receivable at December 31, 2015 or 2014, or net revenues for the year ended December 31, 2015, 2014, or 2013.
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
We have manufacturing operations located outside the U.S.  We currently rely on our manufacturing facility in Costa Rica to prepare digital treatment plans using a sophisticated, internally developed computer-modeling program.  In addition, we manufacture our clear aligners and distribute our intra-oral scanners at our facility in Juarez, Mexico, and we produce our handheld scanner wand in Or Yehuda, Israel.  Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations such as hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability, particularly as a result of increased levels of violence in Juarez, Mexico and Or Yehuda, Israel; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences.  If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.
We purchase certain inventory from sole suppliers.  Additionally, we rely on a limited number of hardware manufacturers.  The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.
Inventories
Inventories are valued at the lower of cost or market, with cost computed using either standard cost, which approximates actual cost, or average cost on a first-in-first-out basis. Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues.
Property, plant and equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. We depreciate buildings over periods up to 20 years. Land is not depreciated. Construction in progress ("CIP") is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in expenses. Maintenance and repairs are expensed as incurred.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Finite-lived intangible assets and long-lived assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.  Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many assumptions. The estimation of fair value utilizing a discounted cashflow ("DCF") approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Refer to Note 5 for details of the impairment analysis.

There were no further triggering events in 2015 that would cause further impairments of our long-lived assets.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Development costs for internal use software

Internally developed software includes enterprise-level business software that we are customizing to meet our specific operational needs. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications. In 2014, we started an ERP project which we have capitalized $25.4 million of costs as of December 31, 2015 which is included in construction in progress ("CIP"). When the ERP is placed into production, these costs will be amortized over 10 years.

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

Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of products/equipment and services.  The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered product/equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control.  Arrangement consideration is then allocated to each unit, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, or on best estimated selling price (“BESP”) if neither VSOE or TPE exist.

•
VSOE - In most instances, this applies to products and services that are sold separately in stand-alone arrangements.   We determine VSOE based on pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•
TPE - If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amount of

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar products or service offered by multiple third parties considering the degree of customization and similarity of product or service sold.

•
BESP - The best estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE or TPE do not exist for all elements, we determine BESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices.  Adjustments for other market and Company-specific factors are made as deemed necessary in determining BESP. We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.

Revenue is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss has passed to customers based on the shipping terms, and allowances for discounts, returns, and customer incentives can be reliably estimated.  Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded.
Clear Aligner

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables. Invisalign Full, Invisalign Teen, and Invisalign Assist products include optional Additional Aligners at no charge for a period of up to five years after initial shipment. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered by the dental professional any time throughout treatment. Invisalign Lite includes one optional case refinement in the price of the product. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position and may be elected by the dental professional at any time during treatment, however, it is generally ordered in the last stages of orthodontic treatment.

We determined that our treatment plans, except Invisalign Assist with progress tracking, comprise the following deliverables which also represent separate units of accounting: single-batched aligners, additional aligners, case refinement, and replacement aligners. We allocate revenue for each treatment plan based on each unit's relative selling price based on BESP and recognize the revenue upon the delivery of each unit in the treatment plan.

For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (“a batch”). We are able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience. The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped.
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

Scanner revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped and no significant obligations for installation or training remain. For certain distributors who provide installation and training to the customer, we recognize scanner revenue when the intra-oral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met. Discounts are deducted from revenue at the time of sale.  Returns of products, excluding warranty related returns, are infrequent and insignificant.

Service revenue, including iTero restorative and all OrthoCAD services are recognized upon delivery or ratably over the contract term as the specified services are performed. If a customer selects a pay per use basis for scanning service fees, the revenue is recognized as the service is provided.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Advertising costs
The cost of advertising and media is expensed as incurred. For the year ended December 31, 2015, 2014 and 2013 advertising costs totaled $23.4 million, $26.9 million and $26.0 million, respectively.
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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2015 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2015, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.

As of December 31, 2015, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $359.8 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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
Stock-based compensation
We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award. We use the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan shares. We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Medical Device Excise Taxes

In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, we began to incur an excise tax on sales of medical devices in the U.S. In March 2014, we were informed by IRS that our aligners are not subject to the medical device excise tax ("MDET") which we had been paying and expensing in selling, general and administrative expenses in the Consolidated Statements of Operations since January 1, 2013; however, our scanners are still subject to the MDET. Beginning in March 2014, we ceased expensing and paying the MDET for aligners. In the first quarter of 2015, the IRS approved our MDET refund claim of $6.8 million refund of MDET paid in 2013 related to our aligners; reducing expense for the year ended December 31, 2015.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income

Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported net of their related tax effect.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (" FASB") released Accounting Standards Update ("ASU") 2014-9 "Revenue from Contracts with Customers" to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In August 2015, the FASB deferred the effective date of the update by one year, with early adoption on the original effective date permitted. We are required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We have not yet selected a transition method, and are in the process of determining the impact that the new standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." providing guidance to entities about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance does not change the accounting for an entity's accounting for service contracts. The updated standard becomes effective for interim and annual reporting periods beginning after December 15, 2015. We adopted this ASU in January, 2016, and we do not expect it to have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes" (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the year ended December 31, 2015, thus resulting in the reclassification of $30.1 million of current deferred tax assets to noncurrent on the accompanying Consolidated Balance Sheets. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Operations or Consolidated Statements of Comprehensive Income.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of December 31, 2015 and 2014, the estimated fair value of our short-term and long-term investments, classified as available for sale, are as follows (in thousands):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$38,537	$—	$—	$38,537
Corporate bonds	179,765	6	(251)	179,520
U.S. dollar dominated foreign corporate bonds	510	—	(2)	508
Municipal securities	14,209	7	(2)	14,214
U.S. government agency bonds	75,172	—	(53)	75,119
U.S. government treasury bonds	51,763	1	(81)	51,683
Total Marketable Securities, Short-Term	$359,956	$14	$(389)	$359,581
Long-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$43,853	$—	$(178)	$43,675
Corporate bonds	64,012	9	(217)	63,804
U.S. government treasury bonds	37,673	—	(107)	37,566
Municipal securities	3,993	—	(2)	3,991
Asset-backed securities	2,338	—	(3)	2,335
Total Marketable Securities, Long-Term	$151,869	$9	$(507)	$151,371
Short-term

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$33,998	$—	$—	$33,998
Corporate bonds	152,055	27	(116)	151,966
U.S. dollar dominated foreign corporate bonds	901	—	—	901
Municipal securities	9,147	13	—	9,160
U.S. government agency bonds	41,574	14	(1)	41,587
U.S.government treasury bonds	15,770	7	—	15,777
Asset-backed securities	1,398	—	—	1,398
Total Marketable Securities, Short-Term	$254,843	$61	$(117)	$254,787
Long-term

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$48,233	$12	$(28)	$48,217
Corporate bonds	57,195	6	(112)	57,089
U.S. dollar dominated foreign corporate bonds	523	—	(2)	521
U.S. government treasury bonds	20,814	5	(6)	20,813
Municipal securities	9,552	5	(6)	9,551
Asset-backed securities	11,713	—	(12)	11,701
Total Marketable Securities, Long-Term	$148,030	$28	$(166)	$147,892

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2015 and 2014, realized losses were immaterial. Cash and cash equivalents were not included in the table above as the gross unrealized gains and losses were not material. We have no material short-term or long-term investments that have been in continuous unrealized loss positions for greater than twelve months as of December 31, 2015. Amounts reclassified to earnings from unrealized gain or losses were immaterial in 2015 and 2014.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds and asset-backed securities that have a maximum maturity of two years. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale.  The weighted average remaining duration of these securities was approximately 9 months and 10 months as of December 31, 2015 and 2014, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of December 31, 2015 and 2014  (in thousands):

	December 31,	December 31,
	2015	2014
One year or less	$359,581	$254,787
Due in greater than one year	151,370	147,892
Total available for short-term and long-term marketable securities	$510,951	$402,679
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
Our Level 1 assets consist of money market funds and U.S government treasury bonds. We did not hold any Level 1 liabilities as of December 31, 2015 or 2014.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Our Level 2 assets consist of commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, municipal securities, U.S. government agency bonds, asset-backed securities, and our Israeli funds that are mainly invested in insurance policies and foreign currency forward contracts. We obtain these fair values for level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. The foreign currency forward contracts are valued using observable inputs such as quotations on forward foreign exchange rates.
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
We did not hold any Level 3 assets or liabilities as of December 31, 2015 and 2014.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$70,148	$70,148	$—
Commercial paper	36,887	—	36,887
U.S. government Agency bonds	3,599		3,599
Corporate bonds	625	—	625
Short-term investments:
Commercial paper	38,537	—	38,537
Corporate bonds	179,520	—	179,520
U.S. dollar denominated foreign corporate bonds	508	—	508
Municipal securities	14,214	—	14,214
U.S. government agency bonds	75,119	—	75,119
U.S. government treasury bonds	51,683	51,683	—
Long-term investments:
Corporate bonds	63,804	—	63,804
U.S. government agency bonds	43,675	—	43,675
U.S. government treasury bonds	37,566	37,566	—
Municipal securities	3,991	—	3,991
Asset-backed securities	2,335	—	2,335
Long-term other assets:
Israeli funds	2,436	—	2,436
	$624,647	$159,397	$465,250

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$80,786	$80,786	$—
Commercial paper	21,997	—	21,997
Corporate bonds	1,745		1,745
Short-term investments:
Commercial paper	33,998	—	33,998
Corporate bonds	151,966	—	151,966
U.S. dollar denominated foreign corporate bonds	901	—	901
Municipal securities	9,160	—	9,160
U.S. government agency bonds	41,587	—	41,587
U.S. government treasury bonds	15,777	15,777	—
Certificate of Deposits	1,398		1,398
Long-term investments:
Corporate bonds	57,089	—	57,089
U.S. government agency bonds	48,217	—	48,217
U.S. dollar denominated foreign corporate bonds	521	—	521
U.S. government treasury bonds	20,813	20,813	—
Municipal securities	9,551	—	9,551
Asset-backed securities	11,701	—	11,701
Long-term other assets:
Israeli funds	2,307	—	2,307
	$509,514	$117,376	$392,138

Derivative Financial Instruments

In September 2015, we began entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables, which are classified within level 2 of the fair value hierarchy. The net loss on these forward contracts was immaterial for the year ended December 31, 2015. As of December 31, 2015, the fair value of foreign exchange forward contracts outstanding was immaterial.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of December 31, 2015 (in thousands):

	As of December 31, 2015
	Local Currency Amount		Notional Contract Amount (USD)
US dollar		$20,700	$20,700
Euro	€22,100		24,222
Japanese yen	¥583,000		4,839
Australian dollar	A$4,700		3,426
Hong Kong dollar	HK$	51,000	6,579
			$59,766

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$9,950	$8,143
Work in process	7,067	2,970
Finished goods	2,448	4,815
Total Inventories	$19,465	$15,928

Work in process includes costs to produce our clear aligner and intra-oral scanner products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Clinical and manufacturing equipment	$128,044	$107,707
Computer hardware	25,843	24,092
Computer software	21,451	22,044
Furniture and fixtures	8,855	7,386
Leasehold improvements	20,172	15,358
Building	4,227	1,868
Land	3,072	1,162
CIP	42,846	18,310
Total	254,510	197,927
Less: Accumulated depreciation and amortization and impairment charges	(118,037)	(107,802)
Total Property, plant and equipment, net	$136,473	$90,125

As of December 31, 2015, CIP consists primarily of costs for capital equipment to be placed in service in the next year. In late 2014, we started an ERP project and have capitalized $25.4 million as of December 31, 2015, which we anticipate will be placed in service in 2016. Depreciation and amortization was $18.0 million, $17.9 million, and $16.8 million, for the year ended December 31, 2015, 2014 and 2013, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and benefits	$55,430	$44,610
Accrued accounts payable	13,834	5,736
Accrued sales rebate	8,486	11,110
Accrued sales and marketing expenses	7,071	5,979
Accrued sales tax and value added tax	4,801	5,456
Accrued professional fees	2,775	2,494
Accrued income taxes	2,646	2,027
Accrued warranty	2,638	3,148
Other accrued liabilities	10,084	7,320
Total Accrued Liabilities	$107,765	$87,880

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

Warranty accrual as of December 31, 2015 and 2014 consists of the following activity (in thousands):

Warranty accrual, December 31, 2013	$3,104
Charged to cost of revenues	1,990
Actual warranty expenditures	(1,946)
Warranty accrual, December 31, 2014	3,148
Charged to cost of revenues	1,796
Actual warranty expenditures	(2,306)
Warranty accrual, December 31, 2015	$2,638

Note 4. Business Combinations

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 5. Goodwill and Intangible Assets

Goodwill
The change in the carrying value of goodwill for the year ended December 31, 2015 for the Clear Aligner segment, which are also our reporting units, are as follows (in thousands):

Total
Balance as of December 31, 2013	$61,623
Adjustments [1]	(254)
Balance as of December 31, 2014	61,369
Adjustments [1]	(295)
Balance as of December 31, 2015	$61,074

[1]	The adjustments to goodwill were a result of foreign currency translation.
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

2013 Impairment

During March 2013, changes in the competitive environment for intra-oral scanners, including announcements from our competitors of new low-priced scanners targeted at orthodontists and general practitioner dentists in North America, caused us to lower our expectations for growth and profitability for our Scanner reporting unit. As a result, we determined that goodwill related only to our Scanner reporting unit should be tested for impairment as of March 2013. There was no triggering event related to the Clear Aligner goodwill.

We performed a step one analysis for our Scanner reporting unit which consists of a comparison of the fair value of the Scanner reporting unit against its carrying amount, including the goodwill allocated to it. In deriving the fair value of the Scanner reporting unit, we utilized the income approach which is classified as Level 3 within the fair value hierarchy. As a result of our step one analysis, we concluded that the fair value of the Scanner reporting unit was less than its carrying value; therefore, we proceeded to step two of the goodwill impairment analysis. We use a discounted cash flow (“DCF”) approach to estimate the fair value of a reporting unit, utilizing the harvest model, which we believe is the most reliable indicator of fair value of this business, and is most consistent with the approach a market place participant would use. Based on our analysis, there was no implied goodwill for the Scanner reporting unit; therefore, we recorded a goodwill impairment charge of $40.7 million in March, 2013, which represents the remaining goodwill balance in the Scanner reporting unit. None of the goodwill impairment charge was deductible for tax purposes.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual Impairment Test

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2015, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.
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

There were no triggering events in 2015 that would cause further impairments of our long-lived assets.

Intangible assets arising either as a direct result from the Cadent acquisition or individually acquired are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2015	Accumulated Amortization	Impairment Charge	Net Carrying Value as of December 31, 2015
Trademarks	15	$7,100	$(1,492)	$(4,179)	$1,429
Existing technology	13	12,600	(3,577)	(4,328)	4,695
Customer relationships	11	33,500	(10,957)	(10,751)	11,792
Other	8	285	(113)	—	172
Total Intangible Assets		$53,485	$(16,139)	$(19,258)	$18,088

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2014	Accumulated Amortization	Impairment Charge	Net Carrying Value as of December 31, 2014
Trademarks	15	$7,100	$(1,354)	$(4,179)	$1,567
Existing technology	13	12,600	(3,015)	(4,328)	5,257
Customer relationships	11	33,500	(9,095)	(10,751)	13,654
Other	8	285	(76)	—	209
Total Intangible Assets		$53,485	$(13,540)	$(19,258)	$20,687

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2015 is as follows (in thousands):

Fiscal Year
2016	$2,600
2017	2,600
2018	2,600
2019	2,592
2020	2,582
Thereafter	5,114
Total	$18,088

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

Note 7. Credit Facility

On March 22, 2013, we entered into a credit facility with Wells Fargo Bank. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2016. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of December 31, 2015, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Commitments and Contingencies
Operating leases
We lease our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements that expire at various dates through 2022 and provide for pre-negotiated fixed rental rates during the terms of the lease. The terms of some of our leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for any rent expense incurred but not paid. Total rent expense was $8.2 million, $7.6 million and $7.3 million, for the year ended December 31, 2015, 2014 and 2013, respectively.

Minimum future lease payments for non-cancelable leases as of December 31, 2015, are as follows (in thousands):

Fiscal Year	Operating leases
2016	$10,236
2017	6,078
2018	2,475
2019	527
2020	326
Thereafter	108
Total minimum lease payments	$19,750

Off-balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a particular period. As of December 31, 2015, we did not have any material indemnification claims that were probable or reasonably possible.

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

As of December 31, 2015, the 2005 Incentive Plan (as amended) has a total reserve of 23,283,379 shares for issuance of which 4,869,639 shares are available for issuance. No shares were added to the plan in 2015 or 2014. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.
Stock-based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation related to all of our stock-based awards and employee stock purchases for the year ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Cost of net revenues	$3,938	$3,616	$2,565
Selling, general and administrative	40,813	29,625	20,354
Research and development	8,192	6,582	3,519
Total stock-based compensation	$52,943	$39,823	$26,438

Stock Options

We have not granted options since 2011, thus all options outstanding are fully vested. Activity for the year ended December 31, 2015, under the stock option plans are set forth below (in thousands, except years and per share amounts):

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	668	15.57
Granted	—	—
Exercised	(172)	16.82
Cancelled or expired	—	—
Outstanding as of December 31, 2015	496	$15.14	2.05	$25,163
Vested and expected to vest at December 31, 2015	496	$15.14	2.05	$25,163
Exercisable at December 31, 2015	496	$15.14	2.05	$25,163

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015.  This amount will fluctuate based on the fair market value of our stock.  The total intrinsic value of stock options exercised for the year ended December 31, 2015, 2014 and 2013 was $7.4 million, $24.5 million and $46.7 million, respectively.  The total fair value of the options vested during the year ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.7 million, $3.7 million, respectively.

All compensation costs relating to stock options have been recognized as of December 31, 2015, the total recognized tax effect from exercised options was $0.5 million.

Restricted Stock Units

The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2015, is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2014	2,124	$42.08
Granted	843	57.78
Vested and released	(781)	38.41
Forfeited	(107)	49.42
Nonvested as of December 31, 2015	2,079	$49.45	1.16	$136,857

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2015 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released on December 31, 2015. This amount will fluctuate based on the fair market value of our stock.  During 2015, of the 781,232 shares vested and released, 269,634 vested shares were withheld for employee minimum statutory tax obligations, resulting in a net issuance of 511,598 shares.

The total intrinsic value of RSUs vested and released during 2015, 2014 and 2013 was $45.9 million, $38.9 million and $20.3 million, respectively. The total fair value RSUs vested during the year ended December 31, 2015, 2014 and 2013 was $30.0 million, $22.0 million, $13.2 million, respectively. As of December 31, 2015, there was $65.2 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs, and these costs are expected to be recognized over a weighted average period of 2.0 years.

On an annual basis, we grant market-performance based restricted stock units (“MSUs”) to our executive officers. Each MSU represents the right to one share of Align’s common stock and will be issued through our amended 2005 Incentive Plan. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 150% of the MSUs initially granted.

The following table summarizes the MSU performance as of December 31, 2015:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years )	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2014	498	42.00
Granted	289	55.92
Vested and released	(162)	30.28
Forfeited	(14)	53.69
Nonvested as of December 31, 2015	611	51.41	1.30	$40,244

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2015 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs been vested and released on December 31, 2015. This amount will fluctuate based on the fair market value of our stock.  During 2015, of the 161,502 shares vested and released 83,842 shares were withheld for tax payments, resulting in a net issuance of 77,660 shares.

The total intrinsic value of MSUs vested and released during 2015, 2014 and 2013 was $9.2 million, $2.9 million and $3.2 million. The total fair value MSUs vested during the year ended December 31, 2015, 2014 and 2013 was $4.9 million, $1.2 million and $1.5 million, respectively. As of December 31, 2015, we expect to recognize $14.0 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.3 years.

The fair value of the MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions.  The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	3	3	3
Expected volatility	36.9%	46.0%	47.0%
Risk-free interest rate	1.0%	0.7%	0.4%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$61.73	$50.46	$35.49

Total payments to tax authorities for payroll taxes related to RSUs, including MSUs, that vested during the period, were $20.7 million, $7.6 million and $4.4 million in 2015, 2014 and 2013, respectively, reflected as a financing activity in the Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), replacing our 2001 Employee Stock Purchase Plan, which consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower. The 2010 Purchase Plan will continue until terminated by either the Board or its administrator.  The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares. During the year ended December 31, 2015, 2014 and 2013, we issued 230,078, 247,343, and 288,675 shares, respectively, at average prices of $36.66, $29.24 and $21.96, respectively. As of December 31, 2015, 1,133,749 shares remain available for future issuance.

The fair value of the option component of the Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2015	2014	2013
Employee Stock Purchase Plan:
Expected term (in years)	1.2	1.2	1.2
Expected volatility	31.1%	38.8%	44.9%
Risk-free interest rate	0.3%	0.2%	0.2%
Expected dividends	—	—	—
Weighted average fair value at grant date	$16.19	$17.15	$11.69
We recognized stock-based compensation expense of $4.1 million, $2.6 million, $3.4 million related to our employee stock purchase plans for the year ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $1.9 million of total unamortized compensation costs related to employee stock purchases. These costs are expected to be recognized over a weighted average period of 0.5 years.

Note 10. Common Stock Repurchase Program

In 2013, we repurchased approximately 2.7 million shares of our common stock at an average price of $34.95 per share under our October 27, 2011 stock repurchase program , including commissions, for an aggregate purchase price of approximately $95.1 million. The common stock retirements reduced additional paid-in capital by approximately $24.5 million and increased accumulated deficit by $70.6 million.  All repurchased shares were retired.  No further authorization for repurchases remains outstanding as we completed the repurchases under this program as of December 31, 2013.

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over three years, with $100.0 million of that amount authorized to be purchased during each twelve month period. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.
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
In January 2015, our Board of Directors authorized the repurchase of the next $100.0 million under the repurchase program which we anticipate completing within twelve months. On April 28, 2015, we entered into an accelerated share purchase agreement ("2015 ASR") to repurchase $70.0 million of our common stock. Under the terms of the 2015 ASR, we paid $70.0 million on April 29, 2015 and received an initial delivery of approximately 0.8 million shares. The 2015 ASR was completed on July 23, 2015 with a final delivery of approximately 0.3 million shares. We received a total of approximately 1.2 million shares under the 2015 ASR for an average share price of $60.52. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount.

During 2015, we repurchased on the open market approximately 0.5 million shares of our common stock at an average price of $58.89 per share, including commissions, for an aggregate purchase price of approximately $31.8 million. All repurchased shares were retired. As of December 31, 2015, we have $100.0 million remaining under the April 2014 stock repurchase program.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Employee Benefit Plans

401(k) Plan

In January 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In 2009, our Board of Directors authorized us to match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010. We contributed approximately $2.7 million, $2.2 million and $2.1 million to the 401(k) plan during 2015, 2014 and 2013, respectively.

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

As of December 31, 2015 and 2014, the accrued funds liability was approximately $2.7 million and $2.5 million, respectively.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes
Income before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Domestic	$87,803	$94,784	$31,993
Foreign	98,298	95,585	61,146
Total Income before provision for income taxes	$186,101	$190,369	$93,139
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal
Current	$28,596	$1,569	$26
Deferred	6,679	37,570	24,262
	35,275	39,139	24,288
State
Current	3,271	2,162	1,235
Deferred	(703)	971	1,158
	2,568	3,133	2,393
Foreign
Current	4,305	1,596	3,113
Deferred	(67)	669	(950)
	4,238	2,265	2,163
Provision for income taxes	$42,081	$44,537	$28,844
The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate were as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	1.6	2.5
Impact of differences in foreign tax rates	(16.2)	(16.4)	(20.4)
Goodwill Impairment	—	—	15.3
Stock-based compensation	1.6	1.0	0.5
Other items not individually material	0.7	2.2	(1.9)
	22.6%	23.4%	31.0%

As of December 31, 2015, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries were not provided for on a cumulative total of $359.8 million. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes and foreign withholding taxes, net of related foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of the incentives, we must hire specified numbers of

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees and maintain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2015, 2014 and 2013. As a result of these incentives, income taxes were reduced by $32.7 million, $32.5 million, and $27.7 million in 2015, 2014, and 2013, respectively. The benefit of the tax holiday on diluted net income per share was $0.40, $0.40, and $0.34 in 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, the significant components of our deferred tax assets and liabilities were (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss and capital loss carryforwards	$31,247	$33,202
Credit carryforwards	1,932	1,446
Deferred revenue	24,432	15,685
Reserves and accruals	17,455	17,203
Translation gains	649	637
Stock-based compensation	16,523	11,964
	92,238	80,137
Deferred tax liabilities:
Prepaid expenses	601	709
Depreciation and amortization	8,555	6,878
	9,156	7,587
Net deferred tax assets before valuation allowance	83,082	72,550
Valuation allowance	(31,685)	(32,498)
Net deferred tax assets	$51,397	$40,052

We assess the likelihood that we will be able to realize our deferred tax assets quarterly. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we do not expect to realize our deferred tax assets, we will increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. As of December 31, 2015, we believed, except for the items noted in the subsequent paragraph, that it was more likely than not that the amount of deferred tax assets recorded on the balance sheet will be realized.

As of December 31, 2015, we maintained a valuation allowance of $31.7 million against our deferred tax assets which primarily relate to Israel operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized. The valuation allowance decreased from December 31, 2014 by $0.8 million due to the decrease of foreign tax rate which resulted in lower tax impact on net operating and capital loss carryforwards.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the year ended December 31, 2015, thus resulting in the reclassification of $30.1 million of current deferred tax assets to noncurrent on the accompanying Consolidated Balance Sheets. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Operations or Consolidated Statements of Comprehensive Income.

As of December 31, 2015, we have California net operating loss carryforwards of $20.5 million, which if not utilized, will begin to expire in 2016. As of December 31, 2015, we have California research credit carryforwards of approximately $3.9 million

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which can be carried forward indefinitely. In addition, we had foreign net operating loss carryforwards of approximately $127.6 million, which, if not utilized will expire beginning in 2017.

Our net operating loss carryforwards due to the excess tax benefits associated with share-based compensation deductions totaled $17.3 million as of December 31, 2015 for California state tax purposes, which was not included in our deferred tax assets. The reduction of income taxes payable by the excess tax benefits associated with the share-based compensation deductions during the fiscal year, and utilization of net operating loss carryover applicable to excess tax benefits were approximately $10.2 million, $21.4 million, and $27.1 million in 2015, 2014, and 2013, respectively. The excess tax benefits were credited directly to stockholders’ equity when realized. We follow the tax law ordering method to determine when excess tax benefits have been realized and consider only the direct impacts of awards when calculating the amount of windfalls or shortfalls.

In the event of a change in ownership, as defined under federal and state tax laws, our net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for fiscal year ended December 31, 2015, 2014, and 2013, is as follows (in thousands):

Unrecognized tax benefit as of December 31, 2012	$20,639
Tax positions related to current year:
Additions for uncertain tax positions	6,110
Tax positions related to prior year:
Additions for uncertain tax positions	(81)
Unrecognized tax benefit as of December 31, 2013	26,668
Tax positions related to current year:
Additions for uncertain tax positions	6,659
Tax positions related to prior year:
Decreases for uncertain tax positions	(260)
Unrecognized tax benefit as of December 31, 2014	33,067
Tax positions related to current year:
Additions for uncertain tax positions	6,346
Tax positions related to prior year:
Decreases for uncertain tax positions	—
Unrecognized tax benefit as of December 31, 2015	$39,413

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

During fiscal year 2015, the amount of gross unrecognized tax benefits increased by $6.3 million. The total amount of unrecognized tax benefits, excluding interest, was $39.4 million as of December 31, 2015, all of which would impact our effective tax rate if recognized.  We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The interest accrued as of December 31, 2015 is $0.7 million. As of December 31, 2014, the interest accrued was immaterial. We do not expect any significant changes to the amount of unrecognized tax benefits within the next twelve months.

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

Note 13. Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, RSU, MSU, stock options and our ESPP.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$144,020	$145,832	$64,295
Denominator:
Weighted-average common shares outstanding, basic	79,998	80,754	80,551
Dilutive effect of potential common stock	1,523	1,529	2,038
Total shares, diluted	81,521	82,283	82,589
Net income per share, basic	$1.80	$1.81	$0.80
Net income per share, diluted	$1.77	$1.77	$0.78
For the year ended December 31, 2015, 2014 and 2013, the anti-dilutive effect on net income per share from RSUs, MSUs and ESPP was not material.

Note 14. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Taxes paid	$40,621	$5,666	$4,125
Non-cash investing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$9,285	$4,899	$2,308

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

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Year Ended December 31,
Net Revenues	2015	2014	2013
Clear Aligner	$800,186	$712,549	$614,649
Scanner	45,300	49,104	45,557
Total net revenues	$845,486	$761,653	$660,206
Gross Profit
Clear Aligner	$628,187	$562,889	$484,835
Scanner	11,923	15,554	13,271
Total gross profit	$640,110	$578,443	$498,106

Geographical Information
Net revenues and tangible long-lived assets are presented below by geographic area (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Net revenues [1]:
United States	$585,874	$532,569	$491,410
the Netherlands	167,128	156,817	122,494
Other international	92,484	72,267	46,302
Total net revenues	$845,486	$761,653	$660,206

[1]	Net revenues are attributed to countries based on location of where revenue is recognized.

	As of December 31,
	2015	2014
Long-lived assets [2]:
United States	$112,632	$76,511
Mexico	15,422	6,229
Other international	8,419	7,385
Total long-lived assets	$136,473	$90,125

[2]	Long-lived assets are attributed to countries based on entity that owns the assets.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management's annual report on internal control over financial reporting.
See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning our directors is incorporated by reference to the Proxy Statement under the section captioned “Election of Directors.” The information required by Item 401 of Regulation S-K concerning our executive officers is set forth in Item 1—“Business” of this Annual Report on Form 10-K.  The information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.  The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Corporate Governance”.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan ("ESPP"), the 2001 Stock Incentive Plan and the 2005 Incentive Plan, each as amended, and certain individual arrangements. Please see Note 9 “Stockholders’ Equity” in the Notes to consolidated financial statements for a description of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	3,185,509	[1]	$15.14	6,550,307	[2,3]
Equity compensation plans not approved by security holders	—		—	—
Total	3,185,509		$15.14	6,550,307

[1]	Includes 2,078,136 restricted stock units, including 611,150 market-performance based restricted stock units at target, which have an exercise price of zero.

[2]
Includes 1,133,749 shares available for issuance under our ESPP. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights or the weighted average exercise price of outstanding rights under the ESPP.

[3]	Excludes 546,933 of potentially issuable MSUs if performance targets are achieved at maximum payout.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated financial statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (reductions) to Costs and Expenses	Write offs	Charged to Other Accounts	Reclass from Other Accounts	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and returns:
Year ended December 31, 2013	$3,167	$2,116	$(3,550)	$—	$—	$1,733
Year ended December 31, 2014	$1,733	$6,563	$(6,733)	$—	$—	$1,563
Year ended December 31, 2015	$1,563	$8,944	$(8,035)	$—	$—	$2,472
Valuation Allowance for deferred tax assets:
Year ended December 31, 2013	$27,056	$9,806	$(1,754)	$—	$—	$35,108
Year ended December 31, 2014	$35,108	$(1,793)	$(817)	$—	$—	$32,498
Year ended December 31, 2015	$32,498	$(813)	$—	$—	$—	$31,685

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan.	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.6†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011	Form 8-K	5/25/2010	10.1
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO)	Form 10-Q	5/8/2008	10.2
10.13	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.1
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant	Form 10-Q	5/13/2003	10.36

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008	Form 8-K	6/26/2008	10.1
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17†	Summary of 2015 Incentive Awards for Named Executive Officers.	Form 8-K	2/5/2016
10.18†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.19†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.20†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.21	Employment Agreement between Align Technology, Inc. and David L. White	Form 8-K	8/5/2013	10.1
10.22	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant	Form 10-Q	7/31/2014	10.29
10.23	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph Hogan	Form 10-Q	5/1/2015	10.30
10.24	2005 Incentive Plan Notice of Grant of Restricted Stock units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.31
10.25	Transition Agreement between Thomas M. Prescott and registrant	Form 10-Q	7/30/2015	10.32
10.26	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2015 between Morgan Stanley & Co. and registrant	Form 10-Q	7/30/2015	10.33
10.27	Amended and Restated 2005 Incentive Plan Notice of Grant of Market Stock Units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.34
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

ALIGN TECHNOLOGY, INC.

By:	/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer

Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Joseph M. Hogan, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH M. HOGAN	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2016
Joseph M. Hogan

/S/ DAVID L.WHITE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
David L. White

/S/ JOSEPH LACOB	Director	February 25, 2016
Joseph Lacob

/S/ C. RAYMOND LARKIN	Director	February 25, 2016
C. Raymond Larkin

/S/ GEORGE J. MORROW	Director	February 25, 2016
George J. Morrow

/S/ DAVID C. NAGEL	Director	February 25, 2016
David C. Nagel

/S/ ANDREA L. SAIA	Director	February 25, 2016
Andrea L. Saia

/S/ GREG J. SANTORA	Director	February 25, 2016
Greg J. Santora

/S/ THOMAS M. PRESCOTT	Director	February 25, 2016
Thomas M. Prescott

/S/ WARREN S. THALER	Director	February 25, 2016
Warren S. Thaler

Exhibit Index

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
10.1†	Registrant’s 2001 Stock Incentive Plan	Form S-1 as amended (File No. 333-49932)	12/28/2000	10.13
10.2†	Form of option agreement under Align’s 2001 Stock Incentive Plan	Form 10-Q	11/5/2004	10/13/2001
10.3†	Registrant’s Employee Stock Purchase Plan.	Form S-8	2/5/2001	99.2
10.4	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.5†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.6†	Amended and restated 2005 Incentive Plan (as amended May 19, 2011	Form 8-K	5/25/2010	10.1
10.7†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Officer Form: Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1B, 10.1C
10.8†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.9†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14C
10.10†	Form of restricted stock unit award agreement amendment under registrant’s 2005 Incentive Plan with Thomas M. Prescott	Form 10-K	3/12/2007	10.14D
10.11†	Amended and Restated Employment Agreement dated November 8, 2012 between Thomas M. Prescott and registrant	Form 10-Q	5/8/2008	10.3
10.12†	Form of Amended and Restated Employment Agreement entered into by and between registrant and each of executive officer (other than CEO)	Form 10-Q	5/8/2008	10.2
10.13	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.1
10.14	Lease Agreement dated February 26, 2003 between KPMG FIDES (Costa Rica) S.A., Parque Global S.A.A. and registrant	Form 10-Q	5/13/2003	10.36
10.15	Omnibus Amendment to Lease and Service Agreement between KPMG FIDES (Costa Rica) S.A., Parque Global S.A. and Align dated June 24, 2008	Form 8-K	6/26/2008	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.16	Lease Agreement between Align and Carr N.P. Properties, L.L.C. dated January 26, 2010	Form 8-K	1/29/2010	10.1
10.17†	Summary of 2015 Incentive Awards for Named Executive Officers.	Form 8-K	2/5/2016
10.18†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.19†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.20†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.21	Employment Agreement between Align Technology, Inc. and David L. White	Form 8-K	8/5/2013	10.1
10.22	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2014 between Goldman, Sachs & Co. and registrant	Form 10-Q	7/31/2014	10.3
10.23	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph Hogan	Form 10-Q	5/1/2015	10.30
10.24	2005 Incentive Plan Notice of Grant of Restricted Stock units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.3
10.25	Transition Agreement between Thomas M. Prescott and registrant	Form 10-Q	7/30/2015	10.3
10.26	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 28, 2015 between Morgan Stanley & Co. and registrant	Form 10-Q	7/30/2015	10.3
10.27	Amended and Restated 2005 Incentive Plan Notice of Grant of Market Stock Units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.3
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.