Form 10-Q
period 2016-03-31
ALIGN TECHNOLOGY INC
filed 2016-05-05
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 29, 2016 was 80,184,259.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenues	$238,720	$198,086
Cost of net revenues	58,093	46,996
Gross profit	180,627	151,090
Operating expenses:
Selling, general and administrative	112,210	88,281
Research and development	15,083	13,885
Total operating expenses	127,293	102,166
Income from operations	53,334	48,924
Interest and other income (expenses), net	(427)	(1,452)
Net income before provision for income taxes	52,907	47,472
Provision for income taxes	12,361	11,295
Net income	$40,546	$36,177

Net income per share:
Basic	$0.51	$0.45
Diluted	$0.50	$0.44
Shares used in computing net income per share:
Basic	79,831	80,459
Diluted	81,320	81,824
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$40,546	$36,177
Net change in cumulative translation adjustment	(150)	(261)
Change in unrealized gains (losses) on available-for-sale securities, net of tax	1,152	295
Other comprehensive income (loss)	1,002	34
Comprehensive income	$41,548	$36,211
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,418	$167,714
Marketable securities, short-term	393,660	359,581
Accounts receivable, net of allowances for doubtful accounts and returns of $2,770 and $2,472, respectively	178,000	158,550
Inventories	22,618	19,465
Prepaid expenses and other current assets	34,307	26,700
Total current assets	783,003	732,010
Marketable securities, long-term	132,690	151,370
Property, plant and equipment, net	148,029	136,473
Goodwill and intangible assets, net	78,606	79,162
Deferred tax assets	57,527	51,416
Other assets	7,705	8,202
Total assets	$1,207,560	$1,158,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,258	$34,354
Accrued liabilities	92,723	107,765
Deferred revenues	145,769	129,553
Total current liabilities	274,750	271,672
Income tax payable	39,269	37,512
Other long-term liabilities	1,511	1,523
Total liabilities	315,530	310,707
Commitments and contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,175 and 79,500 issued and outstanding, respectively)	8	8
Additional paid-in capital	824,063	821,507
Accumulated other comprehensive income (loss), net	22	(980)
Retained earnings	67,937	27,391
Total stockholders’ equity	892,030	847,926
Total liabilities and stockholders’ equity	$1,207,560	$1,158,633
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,546	$36,177
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(6,113)	(4,488)
Depreciation and amortization	4,792	4,308
Stock-based compensation	12,524	11,648
Net tax benefits from stock-based awards	7,220	4,779
Excess tax benefit from share-based payment arrangements	(8,082)	(4,779)
Other non-cash operating activities	3,754	2,614
Changes in assets and liabilities:
Accounts receivable	(20,839)	(12,233)
Inventories	(3,155)	1,334
Prepaid expenses and other assets	(618)	(10,527)
Accounts payable	447	1,871
Accrued and other long-term liabilities	(14,544)	(1,078)
Deferred revenues	14,748	6,019
Net cash provided by operating activities	30,680	35,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,207)	(15,612)
Purchase of marketable securities	(143,926)	(113,508)
Proceeds from maturities of marketable securities	128,524	86,908
Proceeds from sales of marketable securities	293	5,505
Other investing activities	—	46
Net cash used in investing activities	(35,316)	(36,661)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,384	4,552
Common stock repurchases	—	(1,781)
Excess tax benefit from share-based payment arrangements	8,082	4,779
Employees’ taxes paid upon the vesting of restricted stock units	(22,572)	(14,647)
Net cash used in financing activities	(9,106)	(7,097)
Effect of foreign exchange rate changes on cash and cash equivalents	446	(1,780)
Net decrease in cash and cash equivalents	(13,296)	(9,893)
Cash and cash equivalents, beginning of the period	167,714	199,871
Cash and cash equivalents, end of the period	$154,418	$189,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to present fairly our results of operations for the three months ended March 31, 2016 and 2015, our comprehensive income for the three months ended March 31, 2016 and 2015, our financial position as of March 31, 2016 and our cash flows for the three months ended March 31, 2016 and 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the December 31, 2015 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 2. Marketable Securities and Fair Value Measurements

As of March 31, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$55,972	$—	$—	$55,972
Corporate bonds	181,508	79	(68)	181,519
Municipal securities	9,718	11	(1)	9,728
U.S. government agency bonds	74,709	17	(29)	74,697
U.S. government treasury bonds	71,213	28	(11)	71,230
U.S. dollar dominated foreign corporate bonds	506	—	—	506
Asset-backed securities	8	—	—	8
Total Marketable Securities, Short-Term	$393,634	$135	$(109)	$393,660

Long-term

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$23,453	$31	$(6)	$23,478
Corporate bonds	72,034	221	(25)	72,230
U.S. government treasury bonds	29,086	40	(6)	29,120
Municipal securities	3,958	4	—	3,962
Certificates of deposit	2,700	—	—	2,700
Asset-backed securities	1,201	—	(1)	1,200
Total Marketable Securities, Long-Term	$132,432	$296	$(38)	$132,690

Short-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$38,537	$—	$—	$38,537
Corporate bonds	179,765	6	(251)	179,520
U.S. dollar dominated foreign corporate bonds	510	—	(2)	508
Municipal securities	14,209	7	(2)	14,214
U.S. government agency bonds	75,172	—	(53)	75,119
U.S. government treasury bonds	51,763	1	(81)	51,683
Total Marketable Securities, Short-Term	$359,956	$14	$(389)	$359,581

Long-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$43,853	$—	$(178)	$43,675
Corporate bonds	64,012	9	(218)	63,803
U.S. government treasury bonds	37,673	—	(107)	37,566
Municipal securities	3,993	—	(2)	3,991
Asset-backed securities	2,338	—	(3)	2,335
Total Marketable Securities, Long-Term	$151,869	$9	$(508)	$151,370
 Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of March 31, 2016 and December 31, 2015. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gain or losses were immaterial for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, realized gain or losses were immaterial.

Our fixed-income securities investment portfolio consists of commercial paper, corporate bonds, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, U.S. dollar dominated foreign corporate bonds, certificates of deposits, and asset-backed securities that have a maximum maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately and 9 months as of March 31, 2016 and December 31, 2015, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Due in one year or less	$393,660	$359,581
Due in greater than one year	132,690	151,370
Total available for sale short-term and long-term marketable securities	$526,350	$510,951

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of March 31, 2016 and December 31, 2015.

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

We did not hold any Level 3 assets or liabilities as of March 31, 2016 or December 31, 2015.

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$67,608	$67,608	$—
Commercial paper	26,453	—	26,453
Corporate bonds	2,354	—	2,354
Short-term investments:
Commercial paper	55,972	—	55,972
Corporate bonds	181,519	—	181,519
Municipal securities	9,728	—	9,728
U.S. government agency bonds	74,697	—	74,697
U.S. government treasury bonds	71,230	71,230	—
U.S. dollar dominated foreign corporate bonds	506	—	506
Asset-backed securities	8	—	8
Long-term investments:
U.S. government agency bonds	23,478	—	23,478
Corporate bonds	72,230	—	72,230
U.S. government treasury bonds	29,120	29,120	—
Municipal securities	3,962	—	3,962
Asset-backed securities	1,200	—	1,200
Certificates of deposits	2,700	—	2,700
Prepaid expenses and other current assets:
Israeli funds	2,455	—	2,455
	$625,220	$167,958	$457,262

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$70,148	$70,148	$—
Commercial paper	36,887	—	36,887
U.S. government Agency bonds	3,599	—	3,599
Corporate bonds	625	—	625
Short-term investments:
Commercial paper	38,537	—	38,537
Corporate bonds	179,520	—	179,520
U.S. dollar denominated foreign corporate bonds	508	—	508
Municipal securities	14,214	—	14,214
U.S. government agency bonds	75,119	—	75,119
U.S. government treasury bonds	51,683	51,683	—
Long-term investments:
U.S. government agency bonds	43,675	—	43,675
Corporate bonds	63,803	—	63,803
U.S. government treasury bonds	37,566	37,566	—
Municipal securities	3,991	—	3,991
Asset-backed securities	2,335	—	2,335
Prepaid expenses and other current assets:
Israeli funds	2,436	—	2,436
	$624,646	$159,397	$465,249

Derivative Financial Instruments

In September 2015, we began entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables, which are classified within level 2 of the fair value hierarchy. The net loss on these forward contracts was immaterial for the three months ended March 31, 2016. The net gain or loss from the settlement of these foreign currency forward contracts is recorded in Interest and other income (expense), net in the Consolidated Statements of Operations. As of March 31, 2016, the fair value of foreign exchange forward contracts outstanding was a gain of $0.5 million.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2016 (in thousands):

	As of March 31, 2016
	Local Currency Amount		Notional Contract Amount (USD)
US dollar		$22,700	$22,700
Euro	€26,600		29,827
Japanese yen	¥460,000		4,048
Australian dollar	A$5,500		4,158
Hong Kong dollar	HK$	33,000	4,254
			$64,987

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$9,676	$9,950
Work in process	9,939	7,067
Finished goods	3,003	2,448
Total Inventories	$22,618	$19,465

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll and benefits	$44,201	$55,430
Accrued sales and marketing expenses	9,015	7,071
Accrued sales rebates	7,759	8,486
Accrued accounts payable	7,343	13,834
Accrued sales tax and value added tax	4,863	4,801
Accrued professional fees	3,448	2,775
Accrued warranty	2,704	2,638
Accrued income taxes	1,793	2,646
Other accrued liabilities	11,597	10,084
Total Accrued Liabilities	$92,723	$107,765

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

Warranty accrual as of March 31, 2016 and 2015 consists of the following activity (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$2,638	$3,148
Charged to cost of net revenues	816	440
Actual warranty expenditures	(750)	(583)
Balance at end of period	$2,704	$3,005

Note 4. Goodwill and Long-lived Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2016, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Clear Aligner
Balance as of December 31, 2015	$61,074
Adjustments [1]	94
Balance as of March 31, 2016	$61,168
1 The adjustments to goodwill during the three months ended March 31, 2016 were due to foreign currency translation.

During the fourth quarter of fiscal 2015, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Acquired intangible assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2016	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2016
Trademarks	14	$7,100	$(1,527)	$(4,179)	$1,394
Existing technology	13	12,600	(3,718)	(4,328)	4,554
Customer relationships	11	33,500	(11,423)	(10,751)	11,326
Other	8	285	(121)	—	164
Total Intangible Assets		$53,485	$(16,789)	$(19,258)	$17,438

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2015	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2015
Trademarks	15	$7,100	$(1,492)	$(4,179)	$1,429
Existing technology	13	12,600	(3,577)	(4,328)	4,695
Customer relationships	11	33,500	(10,957)	(10,751)	11,792
Other	8	285	(113)	—	172
Total Intangible Assets		$53,485	$(16,139)	$(19,258)	$18,088

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2016 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2016	$1,950
2017	2,600
2018	2,600
2019	2,592
2020	2,582
Thereafter	5,114
Total	$17,438

Note 5. Credit Facilities

On March 17, 2016, we amended the credit facility, originally entered into on March 22, 2013, and extended the maturity date to March 22, 2017. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of March 31, 2016, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

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

Note 7. Commitments and Contingencies

Operating Leases

As of March 31, 2016, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2016	$8,375
2017	7,126
2018	2,808
2019	655
2020	335
Thereafter	111
Total minimum future lease payments	$19,410

Off-balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2016, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stock-based Compensation

Summary of stock-based compensation expense

As of March 31, 2016, the 2005 Incentive Plan (as amended) has a total reserve of 23,283,379 shares of which 3,617,914 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of net revenues	$961	$978
Selling, general and administrative	9,834	8,771
Research and development	1,729	1,899
Total stock-based compensation	$12,524	$11,648

Options

Activity for the three months ended March 31, 2016 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years )
Outstanding as of December 31, 2015	496	$15.14
Granted	—	—
Exercised	(30)	11.69
Cancelled or expired	—	—
Outstanding as of March 31, 2016	466	$15.37	1.84	$26,699
Vested and expected to vest at March 31, 2016	466	$15.37	1.84	$26,699
Exercisable at March 31, 2016	466	$15.37	1.84	$26,699

There were no stock options granted during the three months ended March 31, 2016 and 2015. All compensation costs relating to stock options have been recognized as of March 31, 2016.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the three months ended March 31, 2016 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Average Grant Date Fair Value	Weighted Remaining Contractual Period	Aggregate Intrinsic Value
			(in years)
Nonvested as of December 31, 2015	2,079	$49.45
Granted	558	63.75
Vested and released	(646)	44.27
Forfeited	(61)	50.48
Nonvested as of March 31, 2016	1,930	$55.29	1.67	$140,321

As of March 31, 2016, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $88.7 million, which we expect to recognize over a weighted average period of 2.5 years.

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

The following table summarizes the MSU activity for the three months ended March 31, 2016 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Period	Aggregate Intrinsic Value
			(in years )
Nonvested as of December 31, 2015	611	$51.41
Granted	215	55.79
Vested and released	(253)	35.49
Forfeited	(25)	53.70
Nonvested as of March 31, 2016	548	$60.35	1.84	$39,852

As of March 31, 2016, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $18.9 million, which we expect to recognize over a weighted average period of 1.8 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of March 31, 2016, 1,029,526 shares remain available for purchase under the 2010 Purchase Plan.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	1.3	1.2
Expected volatility	33.7%	31.9%
Risk-free interest rate	0.77%	0.26%
Expected dividends	—	—
Weighted average fair value at grant date	$19.96	$15.98

As of March 31, 2016, the total unamortized compensation cost related to employee purchases was $1.7 million, which we expect to recognize over a weighted average period of 0.6 year.

Note 9. Common Stock Repurchase

In April 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014") pursuant to which we may purchase up to $300.0 million of our common stock over the next three years. As of March 31, 2016, we have approximately $100.0 million remaining under the April 2014 stock repurchase program. On May 3, 2016, as part of our $300.0 million April 2014 stock repurchase program, we entered into an ASR to repurchase $50.0 million of our common stock (the "2016 ASR"). Under the terms of the 2016 ASR, we paid $50.0 million on May 4, 2016 and received an initial delivery of approximately 0.5 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the 2016 ASR, less an agreed upon discount. Commencing immediately after the completion of the 2016 ASR, we will repurchase $50.0 million of our common stock on the open market. These two actions will complete the April 2014 stock repurchase program.

On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of the Company's stock. This latest authorization is in addition to the existing $300 million authorization announced in April 2014, which brings the total authorization to $600 million. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $12.4 million and $11.3 million for the three months ended March 31, 2016 and 2015, respectively. This represents effective tax rates of 23.4% and 23.8%, respectively. Our effective tax rates differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of March 31, 2016, we maintained a valuation allowance of $31.7 million against our deferred tax assets which primarily relate to Israel operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in us recording an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

Our total gross unrecognized tax benefits, excluding interest, was $40.9 million and $39.4 million as of March 31, 2016 and December 31, 2015, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The interest accrued as of March 31, 2016 is $0.9 million. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2013. We are currently under audit by the California Franchise Tax Board for fiscal years 2011, 2012 and 2013.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016 and 2015. Income taxes were reduced by $8.6 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.11 and $0.10 in 2016 and 2015, respectively.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, March 31,
	2016	2015
Numerator:
Net income	$40,546	$36,177
Denominator:
Weighted-average common shares outstanding, basic	79,831	80,459
Dilutive effect of potential common stock	1,489	1,365
Total shares, diluted	81,320	81,824

Net income per share, basic	$0.51	$0.45
Net income per share, diluted	$0.50	$0.44

For the three months ended March 31, 2016 and 2015, the anti-dilutive effect from RSU, MSU and ESPP was not material.

Note 12. Segments and Geographical Information

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We report segment information based on the management approach. The management approach designates the internal reporting used by the CODM for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues and gross profit.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Three Months Ended March 31,
Net Revenues	2016	2015
Clear Aligner	$219,698	$187,029
Scanner	19,022	11,057
Total net revenues	$238,720	$198,086

Gross profit
Clear Aligner	$172,067	$147,960
Scanner	8,560	3,130
Total gross profit	$180,627	$151,090

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net revenues: (1)
U.S.	$166,101	$139,704
the Netherlands	47,400	38,645
Other international	25,219	19,737
Total net revenues	$238,720	$198,086
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	March 31, 2016	December 31, 2015
Long-lived assets:(2)
United States	$122,113	$112,632
Mexico	15,971	15,422
Other International	9,945	8,419
Total long-lived assets	$148,029	$136,473

(2) Long-lived assets are attributed to countries based on entity that owns the asset.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectation that the policy simplification “Additional Aligners at No Charge" will help increase Invisalign utilization and volume, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Scanner and Services ("Scanner") business, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained, the expected date our iTero Element Intraoral Scanner will be available, the effectiveness of our new training course and its impact on volumes, our expectations regarding our stock repurchase program, the level of our operating expenses and gross margins, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors”. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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
The successful execution of our business strategy and our results in 2016 and beyond may be affected by a number of other factors including:

•
Additional Aligners at No Charge. In July 2015, we launched a new product policy called "Additional Aligners at No Charge" that addresses one of our customers' top complaints. Previously, we charged customers for additional aligners ordered beyond those covered by the initial treatment plan. With this product policy change, we no longer distinguish between mid-course corrections and case refinements and allow doctors to order additional aligners to address either treatment need at no charge, subject to certain requirements. These changes were effective for all new Invisalign Full, Teen, and Assist treatments shipped worldwide after July 18, 2015 as well as any open Invisalign Full, Teen and Assist cases as of that date. While this policy change was largely immaterial to our cash flows, it does impact the timing at which we recognize revenue.  Based on this new product policy, beginning in the third quarter of 2015, we deferred more revenue as a result of providing free additional aligners for eligible treatments. While this product policy change will impact the timing of our revenue recognition, we believe this policy change will result in a significant improvement in customer satisfaction and loyalty, and ultimately increase Invisalign utilization and volume over time.

•
New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability, and ease of use for our customers, which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with Invisalign G5 for deep bite treatment, Invisalign G6 for premolar extraction and ClinCheck Pro, the next generation Invisalign treatment software tool, designed to provide more precise control over final tooth position and to help Invisalign providers achieve their treatment goals. In addition, we began shipping the next generation

iTero Element Intraoral Scanner in September 2015 and expect to continue to ramp up our production over the next few quarters accordingly; however, our ability to fulfill existing orders may be impacted by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. If we are unable to scale production of our iTero Element scanner to meet customer demand, our financial results may be negatively impacted. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the first quarter of 2016 increased to 4.9 cases per doctor compared to 4.5 in the first quarter of 2015. Utilization among our North American orthodontist customers reached an all time high of 10.4 cases per doctor in the first quarter of 2016 compared to 9.0 in the first quarter of 2015. International doctor utilization increased to 4.7 cases in the first quarter of 2016 from 4.4 in the first quarter of 2015. North American GP doctor utilization increased to 3.0 cases in the first quarter of 2016 from 2.9 in the first quarter of 2015. The increase in North America orthodontist utilization reflects improvements in product and technology, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients. Increased International utilization reflects growth in both the EMEA and Asia Pacific regions driven by go-to-market and sales coverage investments, improving clinical education and support as well as ongoing technology innovation. We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign, however, we expect that our utilization rates may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2015, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 9,795 new Invisalign doctors, of which 56% were trained internationally. During the first quarter of 2016, we trained 2,470 new Invisalign doctors.

•
International Clear Aligner Growth. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 34.1% driven primarily by strong performance in the Asia Pacific region as well as growth in Europe. In 2016, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region. As our international revenues have increased from $55.9 million in the first quarter of 2015 to $69.9 million in the first quarter of 2016, we are increasingly subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Although we have historically accepted the exposure to exchange rate movements without using derivative financial instruments to manage risk, in the third quarter of 2015 we initiated a foreign currency economic hedging program to mitigate the foreign currency risk in countries where we have significant monetary assets and liabilities denominated in currencies other than the functional currency. The impact from these forward contracts was not material to our financial statements for the year ended March 31, 2016.

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

•	Operating Expenses. We expect operating expenses to increase in 2016 due in part to:

◦	investments in international expansion in new country markets such as India and Korea;

◦	the increase in sales and customer support resources; and

◦	product and technology innovation to address such things as treatment times, indications unique to teens, and predictability.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•
Stock Repurchase Authorization. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of the Company's stock. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934.

•
Accelerated Stock Repurchase. On May 3, 2016, as part of our $300.0 million April 2014 stock repurchase program, we entered into an Accelerated Stock Repurchase (ASR) agreement to repurchase $50.0 million of our common stock (the "2016 ASR"). Under the terms of the 2016 ASR, we paid $50.0 million on May 4, 2016 and received an initial delivery of approximately 0.5 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the 2016 ASR, less an agreed upon discount. (Refer to Note 9 "Common Stock Repurchase", of the Notes to condensed consolidated financial statements for details on common stock repurchase).

•
10b5-1 Stock Repurchase Plan. On May 3, 2016, we also entered into a stock repurchase plan under which we will repurchase up to $50 million of our common stock. This stock repurchase plan is in addition to, and will become effective upon, the completion of the 2016 ASR.  This stock repurchase plan will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Accordingly, transactions, if any, will be effected in accordance with the terms of the share repurchase plan, including specified price, volume, and timing conditions.

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

Net revenues for our Clear Aligner segment by region and our Scanner segment by region for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	For the Three Months Ended, March 31,
Net Revenues	2016	2015	Net Change	% Change
Clear Aligner Revenues:
North America	$135.7	$118.8	$16.9	14.2%
International	69.9	55.9	14.0	25.0%
Invisalign non-case	14.1	12.3	1.8	14.6%
Total Clear Aligner net revenues	$219.7	$187.0	$32.7	17.5%
Scanner net revenues	19.0	11.1	7.9	72.0%
Total net revenues	$238.7	$198.1	$40.5	20.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Invisalign case shipments by region for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended, March 31,
Region	2016	2015	Net Change	% Change
North American Invisalign	110.5	91.1	19.4	21.3%
International Invisalign	53.2	39.7	13.5	34.1%
Total Invisalign case volume	163.7	130.8	32.9	25.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $40.5 million for the three months ended March 31, 2016, respectively, as compared to the same period in 2015, primarily as a result of Invisalign case volume growth across all regions and most products.

Clear Aligner - North America

In the three months ended March 31, 2016, Clear Aligner North America net revenues increased by $16.9 million compared to the same period in 2015 primarily due to Invisalign case volume growth of approximately $25.3 million across all channels and products. These increases were offset in part by lower average selling prices ("ASP") which decreased net revenues by approximately $8.4 million. The decrease in ASP was as a result of higher net revenue deferrals of $4.9 million primarily due to the impact of our new additional aligner product policy launched in July 2015, and, to a lesser extent, due to higher promotional discounts in the current period compared to the same period in the prior year of $4.1 million. The decrease in ASP was offset in part by the price increase on our Full products effective April 1, 2015.

Clear Aligner - International

In the three months ended March 31, 2016, Clear Aligner international net revenues increased by $14.0 million compared to the same period in 2015 primarily driven by Invisalign case volume growth of $19.1 million across all products. This was offset in part by lower ASP which decreased net revenues by approximately $5.1 million. The decrease in ASP was primarily a result of the unfavorable impact from foreign exchange rates of $2.7 million due to the weakening of the Euro compared to the U.S. dollar in the current period compared to the same period in the prior year, higher net deferrals of $2.6 million mainly due to the impact of our new additional aligner product policy launched in July 2015, and, to a lesser extent, due to a product mix shift towards lower priced Invisalign products. These decreases were partially offset by an increase in ASP due to the price increase on our Full products effective July 1, 2015 as well as our transition to a direct sales model in certain Asia Pacific countries.

Clear Aligner - Invisalign Non-Case

Invisalign non-case net revenues consists of training fees and ancillary product revenues. Invisalign non-case net revenues increased by $1.8 million for the three months ended March 31, 2016, respectively compared to the same period in 2015 primarily due to increased Vivera volume both in North America and International.

Scanner

Scanner net revenues increased $7.9 million for the three months ended March 31, 2016, respectively, compared to the same period in 2015 primarily as a result of an increase in the number of scanners recognized as we began shipping our next generation iTero Element scanner in September 2015, and, to a lesser extent, an increase in ASP.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Clear Aligner
Cost of net revenues	$47.6	$39.1	$8.5
% of net segment revenues	21.7%	20.9%
Gross profit	$172.1	$148.0	$24.1
Gross margin %	78.3%	79.1%
Scanner and Services
Cost of net revenues	$10.5	$7.9	$2.6
% of net segment revenues	55.0%	71.7%
Gross profit	$8.6	$3.1	$5.5
Gross margin %	45.0%	28.3%
Total cost of net revenues	$58.1	$47.0	$11.1
% of net revenues	24.3%	23.7%
Gross profit	$180.6	$151.1	$29.5
Gross margin %	75.7%	76.3%

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

Clear Aligner

Gross margin declined slightly for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to lower ASP related to our new Additional Aligner policy implemented in July last year.

Scanner

Gross margin increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to higher ASP and lower costs of our iTero Element scanner.

Selling, General and administrative (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Selling, general and administrative	$112.2	$88.3	$23.9
% of net revenues	47.0%	44.6%
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

Selling, general and administrative expense for the three months ended March 31, 2016 increased compared to the same period in 2015 primarily due to higher compensation related costs of $11.7 million as a result of increased headcount, which led to higher salaries, stock based compensation and commissions and higher marketing costs. In addition, in the first quarter of 2015 there was a refund of MDET taxes paid in 2014 of $6.8 million as our aligners which are now no longer subject to the excise tax. These increased expenses were partially offset by lower outside litigation costs of $1.4 million.

Research and development (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Research and development	$15.1	$13.9	$1.2
% of net revenues	6.3%	7.0%

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

Research and development expense for the three months ended March 31, 2016 increased compared to the same period in 2015 due to higher compensation costs from additional headcount and salary increases.

Interest and other income (expense), net (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Interest and other income (expense), net	$(0.4)	$(1.5)	$1.1

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expense), net, includes foreign currency translation gains and losses, interest income earned on cash, cash equivalents and investment balances, gains and losses on foreign currency forward contracts and other miscellaneous charges.

Interest and other income (expense), net for the three months ended March 31, 2016 increased slightly compared to the same period in 2015 due to increased interest income on higher balances of cash, cash equivalents and investments and strengthening of the Euro against U.S. dollar.

Income tax (in millions):

	Three Months Ended March 31,
	2016	2015	Change
Provision for income taxes	$12.4	$11.3	$1.1
Effective tax rates	23.4%	23.8%

Our provision for income taxes was $12.4 million and $11.3 million for the three months ended March 31, 2016 and 2015, respectively. This represents effective tax rates of 23.4% and 23.8%, respectively. Our effective tax rates differ from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of March 31, 2016, we maintained a valuation allowance of $31.7 million against deferred tax assets primarily related to Israel operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in us recording an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized.

Our total gross unrecognized tax benefits was, excluding interest, $40.9 million and $39.4 million as of March 31, 2016 and December 31, 2015, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The interest accrued as of March 31, 2016 is $0.9 million. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2013. We are currently under audit by the California Franchise Tax Board for fiscal years 2011, 2012 and 2013.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016 and 2015. Income taxes were reduced by $8.6 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.11 and $0.10 in 2016 and 2015, respectively.

Liquidity and Capital Resources

We fund our operations from product sales and the proceeds from the sale of our common stock. As of March 31, 2016 and December 31, 2015, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$154,418	$167,714
Short-term investments	393,660	359,581
Long-term investments	132,690	151,370
Total	$680,768	$678,665

Cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$30,680	$35,645
Investing activities	(35,316)	(36,661)
Financing activities	(9,106)	(7,097)
Effect of exchange rate changes on cash and cash equivalents	446	(1,780)
Net decrease in cash and cash equivalents	$(13,296)	$(9,893)

As of March 31, 2016, we had $680.8 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and debt instruments which include corporate bonds, U.S. dollar dominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds and asset-backed securities. We do not enter into investments for trading or speculative purposes.

As of March 31, 2016, approximately $464.8 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit. Additionally, we have taken certain preliminary steps to implement an international corporate structure more closely aligned with our international operations. This potential corporate structure may reduce our overall effective tax rate and may increase our domestic cash flows through changes among our wholly-owned subsidiaries in how we get compensated for the use of our intellectual property, and how we structure our international procurement and sales operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate over the medium to long term. The decrease in effective tax rate will benefit our financial position and results of operations.

In April, 2014, our Board of Directors had authorized a stock repurchase program pursuant to which we may purchase up to $300.0 million of our common stock over the next three years. As of March 31, 2016, we have approximately $100.0 million remaining under the April 2014 stock repurchase program. We expect to finance future stock repurchases with current cash on hand. On May 3, 2016, as part of our $300.0 million April 2014 stock repurchase program, we entered into an accelerated stock repurchase program to repurchase $50.0 million of our common stock (the "2016 ASR"). Commencing immediately after the completion of the 2016 ASR, we will repurchase $50.0 million of our common stock on the open market. These two actions will complete the April 2014 stock repurchase program. (Refer to Note 9 "Common Stock Repurchase", of the Notes to condensed consolidated financial statements for details on common stock repurchase).
On March 22, 2013, we entered into a credit facility for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2017. (Refer to Note 5 "Credit Facility", of the Notes to condensed consolidated financial statements for details of the credit facility).

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

Operating Activities

For the three months ended March 31, 2016, cash flows from operations of $30.7 million resulted primarily from our net income of approximately $40.5 million as well as the following:

Significant non-cash activities:

•	stock-based compensation of $12.5 million related to equity incentive compensation awards granted to our employees, and

•	depreciation and amortization of $4.8 million related to our fixed assets and acquired intangible assets, offset in part by

•	excess tax benefits from our share-based compensation arrangements of $8.1 million.

Significant changes in working capital:

•	an increase of $20.8 million in accounts receivable which is a result of the increase in net revenues,

•	an increase of $14.7 million in deferred revenues corresponding to the increases in case shipments, and

•	a decrease of $14.5 million in accrued and other long-term liabilities primarily due to the payment of our 2015 bonus.

Investing Activities

Net cash used in investing activities was $35.3 million for the three months ended March 31, 2016 primarily consisting of purchases of marketable securities of $143.9 million, and property, plant and equipment purchases of $20.2 million. These outflows were partially offset in part by $128.8 million of maturities and sales of our marketable securities.

For the remainder of 2016, we expect to spend an additional $45.0 million to $50.0 million on capital expenditures for estimated total capital expenditures of $65.0 million to $70.0 million for 2016 primarily for additional manufacturing capacity and infrastructure including a project to implement a new enterprise resource planning system. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $9.1 million for the three months ended March 31, 2016 primarily resulting from payroll taxes paid for vesting of restricted stock units through share withholdings of $22.6 million. These outflows were offset in part by $8.1 million from excess tax benefits from our share-based compensation arrangements and $5.4 million in proceeds from issuance of common stock.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2015 as disclosed in our Annual Report on Form 10-K. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond those available under our credit facility, we may need to suspend our stock repurchase program or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2016, we did not have any material indemnification claims that were probable or reasonably possible.

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

We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2015:

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2016, we had approximately $456.0 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We do not have interest bearing liabilities as of March 31, 2016, and, therefore, we are not subject to risks from immediate interest rate increases.

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

In September 2015, we entered into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of March 31, 2016 was not material.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In addition, in order to meet the demands from expected volumes, we purchased a second manufacturing facility in Juarez, Mexico. We began manufacturing aligners in this second facility in September 2015 while continuing to manufacture Aligners at our existing facility in Juarez. Our ability to plan, construct and equip additional manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a new manufacturing facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control. If the transition into this additional facility is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Production of our intra oral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. Many of these manufacturers, including Danaher Corporation, 3M, Sirona Dental Systems, Inc. and Dentsply International, have substantially greater financial resources and manufacturing and marketing experience than we do and may, in the future, attempt to develop an orthodontic system similar to ours or combine technologies that make our product economically unattractive. The expiration of certain key patents commencing in 2017 owned by us may result in additional competition. Existing competitors may begin offering products more similar to ours.  We may face more intense competition if new entrants to the clear aligner market are significantly larger than we are with greater resources and the ability to leverage their existing channels in the dental market to compete directly with us.  In addition, corresponding foreign patents will start to expire in 2018, which may lead to increased competition in some of the markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we may face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive.  If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2016, we had issued 390 U.S. patents, 288 foreign issued patents, and 345 pending global patent applications.

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

We rely on a third party manufacturer to supply key sub-assemblies for our iTero Element scanner. As a result, if this third party manufacturer fails to deliver its components, if we lose its services or if we fail to negotiate acceptable terms, we may be unable to deliver our products in a timely manner and our business may be harmed. Any difficulties encountered by the third party manufacturer with respect to hiring personnel and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner. Finding a substitute manufacturer may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of our intra-oral scanning products. Any failure by our contract manufacturer that results in delays in our fulfillment of customer orders may cause us to lose revenues and suffer damage to our customer relationships.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Our accounting policies that recently have been, or may be affected by changes in the accounting rules relate to revenue recognition and leases.

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

Incidental to our implementation of a new ERP system, we intend to change our corporate structure in the near term in order to optimize tax, treasury and operational effectiveness; however, if we are unable to adopt this structure or if it is challenged by U.S. or foreign tax authorities, we may be unable to realize tax savings which could materially and adversely affect our operating results.

We have taken certain preliminary steps to implement an international corporate structure more closely aligned with our international operations. This potential corporate structure may reduce our overall effective tax rate through changes among our wholly-owned subsidiaries in how we use our intellectual property, and how we structure our international procurement and sales operations. The contemplated structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Such intercompany arrangements would be designed to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate over the medium to long term.

If we put the intended structure into effect and if it is challenged by U.S. or foreign tax authorities, if changes in domestic and international tax laws negatively impact the proposed structure, including proposed legislation to reform U.S. taxation of international business activities, or if we do not operate our business in a manner consistent with the proposed structure and applicable tax provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the proposed structure, and our business, financial condition and operating results may be materially and adversely affected.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock option deductions relating to incentive stock options and employee stock purchase plans, settlement of income tax audits, and changes in overall levels of pretax earnings. For example, the FASB issued ASU No. 2016-19 “Improvements to Employee Share-Based Payment Accounting,” which will, among other things, change how we account for our tax shortfalls or benefits from stock based awards, and this guidance may have a favorable or unfavorable effect on our future effective tax rate.  We are still evaluating the impact of this guidance on our consolidated financial statements.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to reduced rates of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016 and 2015. As a result of these incentives, our income taxes were reduced by $8.6 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.11 and $0.10 in 2016 and 2015, respectively. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2012. We are currently under audit by the California Franchise Tax Board for fiscal year 2011, 2012 and 2013.

Changes in tax laws or tax rulings could negatively impact our income tax provision and net income.

As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the U.S. Changes in tax laws or tax rulings, or changes in interpretations of existing tax laws, could affect our income tax provision and net income or require us to change the manner in which we operate our business. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws. For example, the Organization for Economic Cooperation and Development ("OECD")has been working on a "Base Erosion and Profit Shifting Project," which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. The OECD has issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended March 31, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
January 1, 2016 through January 31, 2016	—	$—	—	$99,978,175
February 1, 2016 through February 29, 2016	—	$—	—	$99,978,175
March 1, 2016 through March 31, 2016	—	$—	—	$99,978,175

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
As of March 31, 2016, we have approximately $100 million remaining under the April 2014 stock repurchase program. On May 3, 2016, as part of our $300.0 million April 2014 stock repurchase program, we entered into an accelerated stock repurchase program to repurchase $50.0 million of our common stock (the "2016 ASR"). Commencing immediately after the completion of the 2016 ASR, we will repurchase $50.0 million of our common stock on the open market. These two actions will complete the April 2014 stock repurchase program. (Refer to Note 9 "Common Stock Repurchase", of the Notes to condensed consolidated financial statements for details of the common stock repurchase).
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

ALIGN TECHNOLOGY, INC.

May 5, 2016	By:	/S/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*