Form 10-Q
period 2016-06-30
ALIGN TECHNOLOGY INC
filed 2016-08-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 29, 2016 was 80,046,571.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	$269,362	$209,488	$508,082	$407,574
Cost of net revenues	64,146	50,854	122,239	97,850
Gross profit	205,216	158,634	385,843	309,724
Operating expenses:
Selling, general and administrative	121,467	100,625	233,677	188,906
Research and development	18,613	15,684	33,696	29,569
Total operating expenses	140,080	116,309	267,373	218,475
Income from operations	65,136	42,325	118,470	91,249
Interest and other income (expenses), net	125	174	(302)	(1,278)
Net income before provision for income taxes	65,261	42,499	118,168	89,971
Provision for income taxes	15,113	11,149	27,474	22,444
Net income	$50,148	$31,350	$90,694	$67,527

Net income per share:
Basic	$0.63	$0.39	$1.14	$0.84
Diluted	$0.62	$0.39	$1.11	$0.83
Shares used in computing net income per share:
Basic	79,951	80,257	79,891	80,358
Diluted	81,281	81,394	81,440	81,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$50,148	$31,350	$90,694	$67,527
Net change in cumulative translation adjustment	83	52	(67)	(209)
Change in unrealized gains (losses) on available-for-sale securities, net of tax	323	(133)	1,475	162
Other comprehensive income (loss)	406	(81)	1,408	(47)
Comprehensive income	$50,554	$31,269	$92,102	$67,480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,706	$167,714
Marketable securities, short-term	404,107	359,581
Accounts receivable, net of allowances for doubtful accounts and returns of $3,128 and $2,472, respectively	192,660	158,550
Inventories	22,992	19,465
Prepaid expenses and other current assets	37,942	26,700
Total current assets	825,407	732,010
Marketable securities, long-term	113,158	151,370
Property, plant and equipment, net	161,685	136,473
Goodwill and intangible assets, net	83,749	79,162
Deferred tax assets	60,051	51,416
Other assets	7,223	8,202
Total assets	$1,251,273	$1,158,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,927	$34,354
Accrued liabilities	107,505	107,765
Deferred revenues	160,557	129,553
Total current liabilities	298,989	271,672
Income tax payable	41,244	37,512
Other long-term liabilities	1,182	1,523
Total liabilities	341,415	310,707
Commitments and contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,868 and 79,500 issued and outstanding, respectively)	8	8
Additional paid-in capital	821,815	821,507
Accumulated other comprehensive income (loss), net	428	(980)
Retained earnings	87,607	27,391
Total stockholders’ equity	909,858	847,926
Total liabilities and stockholders’ equity	$1,251,273	$1,158,633
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,694	$67,527
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(8,608)	(5,910)
Depreciation and amortization	9,885	8,638
Stock-based compensation	26,223	24,474
Net tax benefits from stock-based awards	9,811	6,207
Excess tax benefit from share-based payment arrangements	(10,697)	(6,207)
Other non-cash operating activities	7,041	6,162
Changes in assets and liabilities:
Accounts receivable	(38,433)	(22,904)
Inventories	(3,524)	(510)
Prepaid expenses and other assets	(5,025)	(4,786)
Accounts payable	(4,753)	4,902
Accrued and other long-term liabilities	4,446	8,259
Deferred revenues	29,787	12,733
Net cash provided by operating activities	106,847	98,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39,025)	(26,172)
Purchase of marketable securities	(241,364)	(195,399)
Proceeds from maturities of marketable securities	210,693	148,685
Proceeds from sales of marketable securities	24,224	12,518
Other investing activities	(6,031)	46
Net cash used in investing activities	(51,503)	(60,322)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,002	6,036
Common stock repurchases	(35,000)	(50,781)
Equity forward contract related to accelerated share repurchase	(15,000)	(21,000)
Excess tax benefit from share-based payment arrangements	10,697	6,207
Employees’ taxes paid upon the vesting of restricted stock units	(23,207)	(15,389)
Net cash used in financing activities	(55,508)	(74,927)
Effect of foreign exchange rate changes on cash and cash equivalents	156	(1,454)
Net decrease in cash and cash equivalents	(8)	(38,118)
Cash and cash equivalents, beginning of the period	167,714	199,871
Cash and cash equivalents, end of the period	$167,706	$161,753
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and six months ended June 30, 2016 and 2015, our comprehensive income for the three and six months ended June 30, 2016 and 2015, our financial position as of June 30, 2016 and our cash flows for the six months ended June 30, 2016 and 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from the December 31, 2015 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (" FASB") released Accounting Standards Update ("ASU") 2014-9 "Revenue from Contracts with Customers" (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We have not yet selected a transition method, and are in the process of determining the impact that the new standard will have on our consolidated financial statements.

In April 2016, the Financial Accounting Standards Board (" FASB") released ASU No. 2016-10 "Revenue from Contracts with Customers" to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the principles for those areas of the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

In May 2016, the Financial Accounting Standards Board (" FASB") released ASU No. 2016-12 "Revenue from Contracts with Customers" to address certain issues in the Topic 606 guidance on assessing the collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The ASU provides narrow-scope improvements and practical expedients to the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for Align on January 1, 2017. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Align is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of June 30, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$61,412	$19	$—	$61,431
Corporate bonds	178,415	109	(20)	178,504
Municipal securities	10,365	9	—	10,374
U.S. dollar denominated foreign corporate bonds	503	—	—	503
U.S. government agency bonds	76,743	39	(4)	76,778
U.S. government treasury bonds	73,936	81	—	74,017
Certificates of deposits	2,500	—	—	2,500
Total Marketable Securities, Short-Term	$403,874	$257	$(24)	$404,107

Long-term

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$13,254	$26	$—	$13,280
Corporate bonds	78,919	294	(7)	79,206
U.S. government treasury bonds	14,062	58	—	14,120
Municipal securities	3,342	4	—	3,346
Asset-backed securities	494	—	—	494
Certificates of deposits	2,712	—	—	2,712
Total Marketable Securities, Long-Term	$112,783	$382	$(7)	$113,158

Short-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$38,537	$—	$—	$38,537
Corporate bonds	179,765	6	(251)	179,520
U.S. dollar denominated foreign corporate bonds	510	—	(2)	508
Municipal securities	14,209	7	(2)	14,214
U.S. government agency bonds	75,172	—	(53)	75,119
U.S. government treasury bonds	51,763	1	(81)	51,683
Total Marketable Securities, Short-Term	$359,956	$14	$(389)	$359,581
Long-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$43,853	$—	$(178)	$43,675
Corporate bonds	64,012	9	(218)	63,803
U.S. government treasury bonds	37,673	—	(107)	37,566
Municipal securities	3,993	—	(2)	3,991
Asset-backed securities	2,338	—	(3)	2,335
Total Marketable Securities, Long-Term	$151,869	$9	$(508)	$151,370
 Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no material short-term or long-term investments that have been in a continuous unrealized loss position for greater than twelve months as of June 30, 2016 and December 31, 2015. Amounts reclassified to earnings from accumulated other comprehensive income related to unrealized gains or losses were immaterial for the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016 and 2015, realized gains or losses were immaterial.

Our fixed-income securities investment portfolio consists of commercial paper, corporate bonds, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, U.S. dollar denominated foreign corporate bonds, certificates of deposits, and asset-backed securities that have a maximum effective maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 7 months and 9 months as of June 30, 2016 and December 31, 2015, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Due in one year or less	$404,107	$359,581
Due in greater than one year	113,158	151,370
Total available for sale short-term and long-term marketable securities	$517,265	$510,951

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of June 30, 2016 and December 31, 2015.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, certificates of deposits, U.S. government agency bonds, asset-backed securities, municipal securities, U.S. dollar denominated foreign corporate bonds and our Israeli funds that are mainly invested in insurance policies and foreign currency forward contracts. We obtain fair values for Level 2 investments from our asset manager for each of our portfolios. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. The foreign currency forward contracts are valued using observable inputs such as quotations on forward foreign exchange rates. We did not hold any Level 2 liabilities as of June 30, 2016 or December 31, 2015.

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. We did not hold any Level 3 assets or liabilities as of June 30, 2016 or December 31, 2015.

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$92,328	$92,328	$—
Commercial paper	14,592	—	14,592
Short-term investments:
Commercial paper	61,431	—	61,431
Corporate bonds	178,504	—	178,504
U.S. dollar denominated foreign corporate bonds	503	—	503
Municipal securities	10,374	—	10,374
U.S. government agency bonds	76,778	—	76,778
U.S. government treasury bonds	74,017	74,017	—
Certificates of deposits	2,500	—	2,500
Long-term investments:
U.S. government agency bonds	13,280	—	13,280
Corporate bonds	79,206	—	79,206
U.S. government treasury bonds	14,120	14,120	—
Municipal securities	3,346	—	3,346
Asset-backed securities	494	—	494
Certificates of deposits	2,712		2,712
Prepaid expenses and other current assets:
Israeli funds	2,486	—	2,486
	$626,671	$180,465	$446,206

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$70,148	$70,148	$—
Commercial paper	36,887	—	36,887
U.S. government agency bonds	3,599	—	3,599
Corporate bonds	625	—	625
Short-term investments:
Commercial paper	38,537	—	38,537
Corporate bonds	179,520	—	179,520
U.S. dollar denominated foreign corporate bonds	508	—	508
Municipal securities	14,214	—	14,214
U.S. government agency bonds	75,119	—	75,119
U.S. government treasury bonds	51,683	51,683	—
Long-term investments:
U.S. government agency bonds	43,675	—	43,675
Corporate bonds	63,803	—	63,803
U.S. government treasury bonds	37,566	37,566	—
Municipal securities	3,991	—	3,991
Asset-backed securities	2,335	—	2,335
Prepaid expenses and other current assets:
Israeli funds	2,436	—	2,436
	$624,646	$159,397	$465,249

Derivative Financial Instruments

We have in the past and may in the future enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables, which are classified within level 2 of the fair value hierarchy. The net loss on these forward contracts was immaterial for the three and six months ended June 30, 2016. The net gain or loss from the settlement of these foreign currency forward contracts is recorded in Interest and other income (expenses), net in the Consolidated Statements of Operations. We had no foreign exchange forward contracts outstanding as of June 30, 2016.

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$8,217	$9,950
Work in process	10,889	7,067
Finished goods	3,886	2,448
Total Inventories	$22,992	$19,465

Work in process includes costs to produce our clear aligner and intra-oral products. Finished goods primarily represent our intra-oral scanners and ancillary products that support our clear aligner products.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and benefits	$55,720	$55,430
Accrued sales and marketing expenses	9,148	7,071
Accrued sales rebates	8,752	8,486
Accrued accounts payable	8,332	13,834
Accrued sales tax and value added tax	5,339	4,801
Accrued professional fees	3,404	2,775
Accrued warranty	2,830	2,638
Accrued income taxes	3,385	2,646
Other accrued liabilities	10,595	10,084
Total Accrued Liabilities	$107,505	$107,765

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

Scanners

We warrant our scanners for a period of one year and accrue for these warranty costs which includes materials and labor based on estimated historical repair costs. Extended service packages may be purchased for additional fees.

Warranty accrual as of June 30, 2016 and 2015 consists of the following activity (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$2,638	$3,148
Charged to cost of net revenues	1,993	976
Actual warranty expenditures	(1,801)	(1,138)
Balance at end of period	$2,830	$2,986

Note 4. Goodwill and Intangible Long-lived Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2016, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Clear Aligner
Balance as of December 31, 2015	$61,074
Adjustments [1]	45
Balance as of June 30, 2016	$61,119
1 The adjustments to goodwill during the six months ended June 30, 2016 were due to foreign currency translation.

During the fourth quarter of fiscal 2015, we performed the annual goodwill impairment testing and found no impairment events as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2016	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2016
Trademarks	14	$7,100	$(1,561)	$(4,179)	$1,360
Existing technology	13	12,600	(3,859)	(4,328)	4,413
Customer relationships	11	33,500	(11,888)	(10,751)	10,861
Patents	8	6,316	(320)	—	5,996
Total Intangible Assets		$59,516	$(17,628)	$(19,258)	$22,630

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2015	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2015
Trademarks	15	$7,100	$(1,492)	$(4,179)	$1,429
Existing technology	13	12,600	(3,577)	(4,328)	4,695
Customer relationships	11	33,500	(10,957)	(10,751)	11,792
Patents	8	285	(113)	—	172
Total Intangible Assets		$53,485	$(16,139)	$(19,258)	$18,088

During the second quarter of 2016, we acquired a patent for $6.0 million, which will be amortized over its remaining useful life of approximately eight years.

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2016 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2016	$1,678
2017	3,353
2018	3,353
2019	3,346
2020	3,336
Thereafter	7,564
Total	$22,630

Note 5. Credit Facilities

On March 17, 2016, we amended the credit facility, and extended the maturity date to March 22, 2017. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit. The credit facility also requires us to maintain a minimum unrestricted cash balance of $50.0 million and comply with specific financial conditions and performance requirements. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of June 30, 2016, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 6. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s former President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Briefing for the appeal was completed in May 2015 and the Ninth Circuit notified the parties that it is considering the case for possible oral arguments in October 2016. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align’s current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorneys’ fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an Order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action. On October 14, 2014, an Order was entered staying this derivative lawsuit until a ruling by the Ninth Circuit in the Securities Action discussed above. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses, if any.

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

Note 7. Commitments and Contingencies

Operating Leases

As of June 30, 2016, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating leases
Remainder of 2016	$5,787
2017	7,308
2018	3,020
2019	784
2020	334
Thereafter	109
Total minimum future lease payments	$17,342

Off-balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2016, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stock-based Compensation

Summary of stock-based compensation expense

As of June 30, 2016, the 2005 Incentive Plan (as amended) has a total reserve of 30,169,000 shares of which 8,054,000 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of net revenues	$932	$967	$1,893	$1,945
Selling, general and administrative	10,843	9,771	20,677	18,542
Research and development	1,924	2,088	3,653	3,987
Total stock-based compensation	$13,699	$12,826	$26,223	$24,474

Options

Activity for the six months ended June 30, 2016 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Stock Options Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2015	496	$15.14
Granted	—	—
Exercised	(130)	15.17
Cancelled or expired	—	—
Outstanding as of June 30, 2016	366	$15.13	1.26	$23,942
Vested and expected to vest at June 30, 2016	366	$15.13	1.26	$23,942
Exercisable at June 30, 2016	366	$15.13	1.26	$23,942

There were no stock options granted during the six months ended June 30, 2016 and 2015. All compensation costs relating to stock options have been recognized as of June 30, 2016.

Restricted Stock Units (“RSU”)

A summary of the RSU activity for the six months ended June 30, 2016 is as follows (in thousands, except years):

	Number of Shares Underlying RSU	Weighted Average Grant Date Fair Value	Weighted Remaining Contractual Period	Aggregate Intrinsic Value
			(in years)
Nonvested as of December 31, 2015	2,079	$49.45
Granted	650	65.58
Vested and released	(715)	45.02
Forfeited	(96)	52.12
Nonvested as of June 30, 2016	1,918	$56.44	1.50	$154,520

As of June 30, 2016, the total unamortized compensation cost related to RSU, net of estimated forfeitures, was $79.0 million, which we expect to recognize over a weighted average period of 2.4 years.

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

The following table summarizes the MSU activity for the six months ended June 30, 2016 (in thousands, except years):

	Number of Shares Underlying MSU	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Period	Aggregate Intrinsic Value
			(in years )
Nonvested as of December 31, 2015	611	$51.41
Granted	218	55.77
Vested and released	(252)	35.49
Forfeited	(39)	56.41
Nonvested as of June 30, 2016	538	$60.28	1.60	$43,356

As of June 30, 2016, the total unamortized compensation costs related to the MSU, net of estimated forfeitures, was $15.6 million, which we expect to recognize over a weighted average period of 1.6 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2016, 1,029,526 shares remain available for purchase under the 2010 Purchase Plan.

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

As of June 30, 2016, the total unamortized compensation cost related to employee purchases was $1.1 million, which we expect to recognize over a weighted average period of 0.4 year.

Note 9. Common Stock Repurchase

In April 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014 Repurchase Program") pursuant to which we may purchase up to $300.0 million of our common stock over the next three years. As of June 30, 2016, we have approximately $50.0 million remaining under the April 2014 Repurchase Program. On May 3, 2016, as part of our $300.0 million April 2014 Repurchase Program, we entered into an ASR to repurchase $50.0 million of our common stock (the "2016 ASR"). Under the terms of the 2016 ASR, we paid $50.0 million and received an initial delivery of approximately 0.5 million shares based on the then current market price of $74.90, which we retired. The final delivery of shares is scheduled during October 2016, with the number of shares to be determined by the Company's volume weighted-average stock price during the term of the ASR less an agreed upon discount. After the completion of the 2016 ASR, we will commence repurchasing $50.0 million of our common stock on the open market. These two actions will complete the April 2014 Repurchase Program.

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

Note 10. Accounting for Income Taxes

Our provision for income taxes was $15.1 million and $11.1 million for the three months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 23.2% and 26.2%, respectively. Our provision for income taxes was $27.5 million and $22.4 million for the six months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 23.2% and 24.9%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits. The decrease in the effective tax rate for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily related to various items that are not deductible for tax purposes that remained constant between the two periods while pre-tax income increased.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of June 30, 2016, we maintained a valuation allowance of $31.7 million against our deferred tax assets which primarily relate to Israel operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in us recording an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized. On July 1, 2016, the Company implemented a new international corporate structure which may result in a future reassessment of our need for a valuation allowance against these deferred tax assets. As a result, it is possible that we may realize a tax benefit which may have a material impact on the financial statements within the next twelve months.

Our total gross unrecognized tax benefits, excluding interest, was $42.6 million and $39.4 million as of June 30, 2016 and December 31, 2015, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The interest accrued as of June 30, 2016 is $1.2 million. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016 and 2015. Income taxes were reduced by $8.6 million and $8.2 million for the three months ended June 30, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.11 and $0.10 in 2016 and 2015, respectively. As a result of these incentives, our income taxes were reduced by $17.2 million and $16.4 million for the six months ended June 30, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.21 and $0.20 in 2016 and 2015, respectively.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2016	2015	2016	2015
Numerator:
Net income	$50,148	$31,350	$90,694	$67,527
Denominator:
Weighted-average common shares outstanding, basic	79,951	80,257	79,891	80,358
Dilutive effect of potential common stock	1,330	1,137	1,549	1,371
Total shares, diluted	81,281	81,394	81,440	81,729

Net income per share, basic	$0.63	$0.39	$1.14	$0.84
Net income per share, diluted	$0.62	$0.39	$1.11	$0.83

For the six months ended June 30, 2016 and 2015, the anti-dilutive effect from RSU, MSU and ESPP was not material.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Revenues	2016	2015	2016	2015
Clear Aligner	$243,436	$200,817	$463,134	$387,846
Scanner	25,926	8,671	44,948	19,728
Total net revenues	$269,362	$209,488	$508,082	$407,574

Gross profit
Clear Aligner	$191,326	$157,337	$363,393	$305,297
Scanner	13,890	1,297	22,450	4,427
Total gross profit	$205,216	$158,634	$385,843	$309,724

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues: (1)
U.S.	$182,322	$145,368	$348,423	$285,072
the Netherlands	56,598	42,223	103,998	80,868
Other international	30,442	21,897	55,661	41,634
Total net revenues	$269,362	$209,488	$508,082	$407,574
(1) Net revenues are attributed to countries based on location of where revenue is recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	June 30, 2016	December 31, 2015
Long-lived assets:(2)
United States	$133,350	$112,632
Mexico	16,632	15,422
Other International	11,703	8,419
Total long-lived assets	$161,685	$136,473

(2) Long-lived assets are attributed to countries based on the entity that owns the asset.

Note 13. Subsequent Events

On July 1, 2016, Align implemented a new international corporate structure. This changes the structure of our international procurement and sales operations, as well as realigns the ownership and use of intellectual property among our wholly-owned subsidiaries. The structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. federal statutory tax rate. As a result of these changes, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in our foreign operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over time.
We maintain sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings. As a result, income taxes have not been provided on these foreign earnings.  If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits and foreign withholding taxes. We intend to use the undistributed earnings for local operating expansions and to meet local operating working capital needs. In addition, a significant amount of the cash earned by foreign subsidiaries is deployed to effect this international restructure

On July 25, 2016, we entered into a Supply Agreement with SmileDirectClub, LLC (“SDC”) to manufacture clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. SDC aligners will use our single-layer EX30 material for cases without attachments or interproximal reduction, and will be manufactured by Align per SDC's specifications for minor tooth movement. Starting October 2016, we will become SDC's exclusive third-party supplier for its minor tooth movement aligner program. SDC will have the exclusive right to distribute the SDC Aligners in the United States and Canada, as well as a right of first negotiation with respect to any other territory in the world in which a party chooses to make aligner products available. The term of the Supply Agreement expires on December 31, 2019.

Align and SDC also entered into a Loan and Security Agreement (the "Loan Agreement") where we agreed to provide a loan of up to $15.0 million in one or more advances to SDC (the "Loan Facility"). Available advances under the Loan Facility are subject to a borrowing base of 80% of SDC's eligible accounts receivable, determined in accordance with the terms of the Loan Agreement, and the satisfaction of other customary conditions. The advances bear interest, paid quarterly, at the rate of 7% per annum. Advances that are repaid or prepaid may be reborrowed. All outstanding principal and accrued and unpaid interest on the advances are due and payable on July 25, 2021. SDC's obligations in respect of the Loan Agreement are secured by a security interest in substantially all of SDC's assets.

As part of the transaction, we will acquire a 17% equity interest, on a fully diluted basis, in SDC for $46.7 million, and will account for this investment under the equity method of accounting. Thus, we will include our proportional share of SDC's earnings or losses in our consolidated statement of operations in future periods. Our financial results, will therefore reflect two components: 1) commencing in October when we begin to supply aligners, the sale of aligners to SDC and the income from under the supply agreement will be reported in our Clear Aligner business segment, and 2) in the third quarter of 2016, our portion of SDC's reported profits and/or losses will be included in our operating expenses. Align will perform a fair value assessment in the third quarter of 2016 in order to determine if we need to value components of the SDC agreements, such as, our Supply Agreement, and our exclusivity arrangement, among others. We expect the transaction to be incremental to both our revenue growth and earnings in 2017.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact that our new products and product enhancements will have on doctor utilization and our market share, our expectation that the policy simplification “Additional Aligners at No Charge" will help increase Invisalign utilization and volume, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of the Scanner and Services ("Scanner") business, our expectations to increase our investment in manufacturing capacity, our expectations regarding the continued expansion of our international markets, the anticipated number of new doctors trained,, our expectations regarding our stock repurchase program, the level of our operating expenses and gross margins, that the SmileDirectClub transaction will be incremental to our revenue and earnings in 2017, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the previous 9 quarters are as follows:

*    Invisalign Utilization rates = # of cases shipped divided by # of doctors cases were shipped to

Total utilization in the second quarter of 2016 increased to 5.1 cases per doctor compared to 4.6 in the second quarter of 2015. Utilization among our North American orthodontist customers reached an all time high of 10.7 cases per doctor in the second quarter of 2016 compared to 9.5 in the second quarter of 2015. International doctor utilization increased to 5.0 cases in the second quarter of 2016 from 4.6 in the second quarter of 2015. North American GP doctor utilization increased to 3.1 cases in the second quarter of 2016 from 3.0 in the second quarter of 2015. The increase in North America orthodontist utilization reflects improvements in product and technology, which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients. Increased International utilization reflects growth in both EMEA and our Asia Pacific regions due to increasing adoption of the product and its ability to treat more complex cases, particularly in the Asia Pacific region. We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign, however, we expect that our utilization rates may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of new Invisalign doctors trained.  We continue to expand our Invisalign customer base through the training of new doctors. During fiscal year 2015, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 9,795 new Invisalign doctors, of which 56% were trained internationally. During the second quarter of 2016, we trained 2,885 new Invisalign doctors, up from 2,455 trained in second quarter of 2015.

•
International Clear Aligner Growth. We will continue to focus our efforts towards increasing adoption of our products by dental professionals in our direct international markets. On a year over year basis, international volume increased 38.3 % driven primarily by strong performance in our Asia Pacific and in Europe regions. In 2016, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region. As our international revenues have increased from $61.9 million in the second quarter of 2015 to $83.7 million in the second quarter of 2016, we are increasingly subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Although we have historically accepted the exposure to exchange rate movements without using derivative financial instruments to manage risk, we have in the past and may in the future initiate foreign currency economic hedging program to mitigate the foreign currency risk in countries where we have significant monetary assets and liabilities denominated in currencies other than the functional currency. The impact from forward contracts was not material to our financial statements for the six months ended June 30, 2016.

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

•	Operating Expenses. We expect operating expenses to increase in 2016 due in part to:

◦	investments in international expansion in new country markets such as India and Korea;

◦	the increase in sales and customer support resources; and

◦	product and technology innovation to address such things as treatment times, indications unique to teens, and predictability.

◦	inclusion of equity income or loss from our equity investment in SmileDirectClub, LLC
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

•
Accelerated Stock Repurchase. On May 3, 2016, as part of our $300.0 million April 2014 stock repurchase program, we entered into an Accelerated Stock Repurchase agreement to repurchase $50.0 million of our common stock (the "2016 ASR"). Under the terms of the 2016 ASR, we paid $50.0 million on May 4, 2016 and received an initial delivery of approximately 0.5 million shares based on current market prices. The final delivery is scheduled during October 2016 and the final number of shares to be repurchased will be based on our volume-weighted average stock price during the term of the 2016 ASR, less an agreed upon discount. (Refer to Note 9 "Common Stock Repurchase", of the Notes to condensed consolidated financial statements for details on common stock repurchase).

•
10b5-1 Stock Repurchase Plan. On May 3, 2016, we also entered into a stock repurchase plan under which we will repurchase up to $50 million of our common stock. This stock repurchase plan is in addition to, and will become effective upon, the completion of the 2016 ASR.  This stock repurchase plan will operate in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934. Accordingly, transactions, if any, will be carried out in accordance with the terms of the share repurchase plan, including specified price, volume, and timing conditions.

•
SmileDirectClub. On July 25, 2016, we entered into a Supply Agreement with SmileDirectClub, LLC to manufacture clear aligners for SmileDirectClub's doctor-led, at-home program for simple teeth straightening. SmileDirectClub aligners will use our single-layer EX30 material for cases without attachments or interproximal reduction, and will be manufactured by Align according to SmileDirectClub's specifications for minor tooth movement. The Invisalign brand and system of clear aligners will continue to be available exclusively through Invisalign-trained orthodontists and general dentists for in-office treatment. Starting October 2016, we will become SmileDirectClub's exclusive third-party supplier for its minor tooth movement aligner program. We also provided a revolving line of credit to SmileDirectClub of up to $15 million to fund their working capital and general corporate needs. As part of the transaction, we acquired a 17% equity interest in SmileDirectClub for $46.7 million. As a result of our equity holdings in SmileDirectClub, we are required to account for SmileDirectClub's operations in our financial statements based on the equity method of accounting. Our financial results, will therefore reflect two components: 1) commencing in October when we begin to supply aligners, the sale of aligners to SmileDirectClub and the income from under the supply agreement will be reported in our Clear Aligner business segment, and 2) in the third quarter of 2016, our portion of SmileDirectClub's reported profits and/or losses will be included in our operating expenses. Align will perform a fair value assessment in the third quarter of 2016 in order to determine if we need to value components of the SDC agreements, such as, our Supply Agreement, and our exclusivity arrangement, among others. We expect the transaction to be incremental to both our revenue growth and earnings in 2017.

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

Net revenues for our Clear Aligner segment by region and our Scanner segment by region for the three and six months ended June 30, 2016 and 2015 is as follows (in millions):

	For the Three Months Ended, June 30,				For the Six Months Ended, June 30,
Net Revenues	2016	2015	Net Change	% Change	2016	2015	Net Change	% Change
Clear Aligner Revenues:
North America	$143.9	$126.1	$17.8	14.1%	$279.6	$245.0	$34.6	14.1%
International	83.7	61.9	21.8	35.2%	153.6	117.8	35.8	30.4%
Invisalign non-case	15.8	12.8	3.0	23.8%	29.9	25.0	4.9	19.6%
Total Clear Aligner net revenues	$243.4	$200.8	$42.6	21.2%	$463.0	$387.8	$75.2	19.4%
Scanner net revenues	26.0	8.7	17.3	199.0%	45.0	19.7	25.3	128.4%
Total net revenues	$269.4	$209.5	$59.8	28.6%	$508.1	$407.6	$100.5	24.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Invisalign case shipments by region for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended, June 30,				For the Six Months Ended, June 30,
Region	2016	2015	Net Change	% Change	2016	2015	Net Change	% Change
North America Invisalign	114.9	99.6	15.3	15.3%	225.4	190.7	34.7	18.1%
International Invisalign	62.1	44.9	17.2	38.3%	115.3	84.6	30.7	36.3%
Total Invisalign case volume	177.0	144.5	32.5	22.4%	340.7	275.3	65.4	23.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $59.8 million and $100.5 million for the three and six months ended June 30, 2016, respectively, as compared to the same period in 2015, primarily as a result of Invisalign case volume growth across all regions and products.

Clear Aligner - North America

In the three months ended June 30, 2016, Clear Aligner North America net revenues increased by $17.8 million compared to the same period in 2015 primarily due to Invisalign case volume growth of approximately $19.3 million across all channels and products. This increase was slightly offset by lower average selling prices (“ASP”) which reduced net revenues by $1.5 million. ASP declined in the current period compared to the same period in the prior year as a result of the increased revenue deferrals of approximately $5.2 million related to our additional aligner product policy launched in July 2015 and higher promotional discounts of $3.6 million, offset in part by the price increase on our Full products effective April 1, 2016, which contributed $6.2 million to net revenues.

In the six months ended June 30, 2016, Clear Aligner North America net revenues increased by $34.6 million compared to the same period in 2015 primarily due to Invisalign case volume growth of approximately $44.4 million across all channels and products. This increase was offset in part by lower average selling prices ("ASP") which decreased net revenues by approximately $9.8 million. ASP declined in the current period compared to the same period in the prior year as a result of increased revenue deferrals of approximately $10.1 million, related to our additional aligner product policy launched in July 2015, and higher promotional discounts of $9.0 million, partially offset by the price increases on our Full products effective April 1, 2015 and April 1, 2016 which contributed $10.1 million to net revenues.

Clear Aligner - International

In the three months ended June 30, 2016, Clear Aligner international net revenues increased by $21.8 million compared to the same period in 2015 primarily driven by Invisalign case volume growth of $23.7 million across all products. This was offset in part by lower ASP which decreased net revenues by approximately $1.9 million. ASP declined in the current period compared to the same period in the prior year as a result of higher promotional discounts of $2.1 million, a product mix shift towards lower priced Invisalign products of $1.2 million, higher net deferrals of $0.4 million, which includes the impact of our new additional aligner product policy launched in July 2015 of approximately $3.1 million, offset in part by the price increase on our Full products effective July 1, 2015 as well as our transition to a direct sales model in certain Asia Pacific countries which contributed $2.2 million to net revenues in the current period compared to the same period in the prior year.

In the six months ended June 30, 2016, Clear Aligner international net revenues increased by $35.8 million compared to the same period in 2015 primarily driven by Invisalign case volume growth of $42.8 million across all products. This was offset in part by lower ASP which decreased net revenues by approximately $7.0 million. ASP declined in the current period compared to the same period in the prior year primarily a result of higher promotional discounts of $3.6 million, a region and product mix shift towards lower priced Invisalign products of $3.6 million, and higher net deferrals of $1.9 million which includes the impact of our new additional aligner product policy launched in July 2015 of approximately $5.7 million. These decreases were partially offset by the price increase on our Full products effective July 1, 2015 as well as our transition to a direct sales model in certain Asia Pacific countries which contributed $2.8 million to net revenues in the current period compared to the same period in the prior year.

Clear Aligner - Invisalign Non-Case

Invisalign non-case net revenues consists of training fees and ancillary product revenues. Invisalign non-case net revenues increased by $3.0 million and $5.0 million, respectively for the three and six months ended June 30, 2016, respectively compared to the same periods in 2015 primarily due to increased Vivera volume both in North America and International.

Scanner

Scanner net revenues increased $17.3 million and $25.3 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily as a result of an increase in the number of scanners recognized as we began shipping our next generation iTero Element scanner in September 2015, and, to a lesser extent, due to an increase in ASP.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Clear Aligner
Cost of net revenues	$52.1	$43.5	$8.6	$99.7	$82.5	$17.2
% of net segment revenues	21.4%	21.7%		21.5%	21.3%
Gross profit	$191.3	$157.3	$34.0	$363.3	$305.3	$58.0
Gross margin %	78.6%	78.3%		78.5%	78.7%
Scanner and Services
Cost of net revenues	$12.0	$7.4	$4.6	$22.5	$15.3	$7.2
% of net segment revenues	46.4%	85.0%		50.1%	77.6%
Gross profit	$14.0	$1.3	$12.7	$22.5	$4.4	$18.1
Gross margin %	53.6%	15.0%		49.9%	22.4%
Total cost of net revenues	$64.1	$50.9	$13.2	$122.2	$97.9	$24.3
% of net revenues	23.8%	24.3%		24.1%	24.0%
Gross profit	$205.2	$158.6	$46.6	$385.8	$309.7	$76.1
Gross margin %	76.2%	75.7%		75.9%	76.0%

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

Clear Aligner

Gross margin increased slightly for the three months ended June 30, 2016 compared to the same period in 2015 from lower freight costs which was partially offset by a lower ASP related to our new Additional Aligner policy implemented in July last year.

Gross margin declined slightly for six months ended June 30, 2016 compared to the same period in 2015 primarily due to lower ASP related to our new Additional Aligner Policy implemented in July last year, which was partially offset by lower freight costs.

Scanner

Gross margin increased for the three and six months ended June 30, 2016 compared to the same period in 2015 primarily due to a product mix shift to our iTero Element scanner resulting in a higher ASP and lower costs per unit.

Selling, General and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Selling, general and administrative	$121.5	$100.6	$20.9	$233.7	$188.9	$44.8
% of net revenues	45.1%	48.0%		46.0%	46.3%
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

Selling, general and administrative expense for the three months ended June 30, 2016 increased compared to the same period in 2015 primarily due to higher compensation related costs of $12.1 million as a result of increased headcount, which led to higher salaries expense, stock based compensation, commissions and incentive bonuses; and higher marketing costs.

Selling, general and administrative expense for the six months ended June 30, 2016 increased compared to the same period in 2015 primarily due to higher compensation related costs of $23.7 million as a result of increased headcount, which led to higher salaries expense, stock based compensation, commissions and incentive bonuses; and higher marketing costs.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Research and development	$18.6	$15.7	$2.9	$33.7	$29.6	$4.1
% of net revenues	6.9%	7.5%		6.6%	7.3%

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

Research and development expense for the three months ended June 30, 2016 increased compared to the same period in 2015 due to higher compensation costs from additional headcount and salary increases, increased outside services and depreciation and amortization.

Research and development expense for the six months ended June 30, 2016 increased compared to the same period in 2015 due to higher compensation costs from additional headcount and salary increases, depreciation and amortization off-set by lower outside services.

Interest and other income (expenses), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Interest and other income (expenses), net	$0.1	$0.2	$(0.1)	$(0.3)	$(1.3)	$1.0

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expenses), net, includes foreign currency translation gains and losses, interest income earned on cash, cash equivalents and investment balances, gains and losses on foreign currency forward contracts and other miscellaneous charges.

Interest and other income (expenses), net decreased slightly for the three months ended June 30, 2016 compared to the same period in 2015 and improved slightly for the six months ended June 30, 2016 compared to the same period in 2015 due to foreign currency fluctuations against the U.S. dollar, off-set by increased interest income on higher balances of marketable securities.

Income tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Provision for income taxes	$15.1	$11.1	$4.0	$27.5	$22.4	$5.1
Effective tax rates	23.2%	26.2%		23.2%	24.9%

Our provision for income taxes was $15.1 million and $11.1 million for the three months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 23.2% and 26.2%, respectively. Our provision for income taxes was $27.5 million and $22.4 million for the six months ended June 30, 2016 and 2015, respectively, representing effective tax rates of 23.2% and 24.9%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits. The decrease in the effective tax rate for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily related to various items that are not deductible for tax purposes that remained constant between the two periods while pre-tax income increased.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes, and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

As of June 30, 2016, we maintained a valuation allowance of $31.7 million against our deferred tax assets which primarily relate to Israel operating loss carryforwards and Australia capital loss carryforwards. These net operating and capital loss carryforwards would result in us recording an income tax benefit if we were to conclude it is more likely than not that the related deferred tax assets will be realized. On July 1, 2016, the Company implemented a new international corporate structure which may result in a future reassessment of our need for a valuation allowance against these deferred tax assets. As a result, it is possible that we may realize a tax benefit which may have a material impact on the financial statements within the next twelve months.

Our total gross unrecognized tax benefits, excluding interest, was $42.6 million and $39.4 million as of June 30, 2016 and December 31, 2015, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The interest accrued as of June 30, 2016 is $1.2 million. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016 and 2015. Income taxes were reduced by $8.6 million and $8.2 million for the three months ended June 30, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.11 and $0.10 in 2016 and 2015, respectively. As a result of these incentives, our income taxes were reduced by $17.2 million and $16.4 million for the six months ended June 30, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.21 and $0.20 in 2016 and 2015, respectively.

Liquidity and Capital Resources

We fund our operations primarily from product sales and available cash and cash equivalents and marketable securities. As of June 30, 2016 and December 31, 2015, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$167,706	$167,714
Short-term investments	404,107	359,581
Long-term investments	113,158	151,370
Total	$684,971	$678,665

Cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$106,847	$98,585
Investing activities	(51,503)	(60,322)
Financing activities	(55,508)	(74,927)
Effect of exchange rate changes on cash and cash equivalents	156	(1,454)
Net decrease in cash and cash equivalents	$(8)	$(38,118)

As of June 30, 2016, we had $685.0 million of cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised primarily of money market funds and debt instruments which include corporate bonds, U.S. dollar denominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds and asset-backed securities. We do not enter into investments for trading or speculative purposes.

As of June 30, 2016, approximately $503.6 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit. Additionally, we implemented a new international corporate structure on July 1, 2016. This corporate structure may reduce our overall effective tax rate over time through changes in the structure of our international procurement and sales operations, as well as realignment of the ownership and use of intellectual property among our wholly-owned subsidiaries.

The structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. federal statutory tax rate. Such intercompany arrangements would be designed to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over the medium to long term.

In April 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014 Repurchase Program") pursuant to which we may purchase up to $300.0 million of our common stock over the next three years. As of June 30, 2016, we have approximately $50.0 million remaining under the April 2014 Repurchase Program. On May 3, 2016, as part of our $300.0 million April 2014 Repurchase Program, we entered into an ASR to repurchase $50.0 million of our common stock (the "2016 ASR"). Under the terms of the 2016 ASR, we paid $50.0 million and received an initial delivery of approximately 0.5 million shares based on the then current market price of $74.90, which we retired. The final delivery of shares is scheduled during October 2016, with the number of shares to be determined by the Company's volume weighted-average stock price during the term of the ASR less an agreed upon discount. After the completion of the 2016 ASR, we will commence repurchasing $50.0 million of our common stock on the open market. These two actions will complete the April 2014 Repurchase Program.

On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of the Company's stock. This latest authorization is in addition to the existing $300 million authorization announced in April 2014, which brings the total authorization to $600 million. Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. (Refer to Note 9 "Common Stock Repurchase", of the Notes to condensed consolidated financial statements for details on our common stock repurchase).

On March 17, 2016, we amended the credit facility originally entered into On March 22, 2013, extending the maturity date to March 22, 2017. The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit. (Refer to Note 5 "Credit Facility", of the Notes to condensed consolidated financial statements for details of the credit facility).

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

Operating Activities

For the six months ended June 30, 2016, cash flows from operations of $106.8 million resulted primarily from our net income of approximately $90.7 million as well as the following:

Significant non-cash activities:

•	stock-based compensation of $26.2 million related to equity incentive compensation awards granted to our employees, and

•	depreciation and amortization of $9.9 million related to our fixed assets and acquired intangible assets, offset in part by

•	excess tax benefits from our share-based compensation arrangements of $10.7 million.

Significant changes in working capital:

•	an increase of $38.4 million in accounts receivable which is a result of the increase in net revenues,

•	an increase of $29.8 million in deferred revenues corresponding to the increases in case shipments,

•	an increase of $5.0 million in prepaid assets related to prepaid software and maintenance costs.

•	a decrease of $4.8 million in accounts payable due to timing of certain invoice payments,

•	a decrease of $4.4 million in accrued and other long-term liabilities primarily due to the payment of our 2015 bonus.

Investing Activities

Net cash used in investing activities was $51.5 million for the six months ended June 30, 2016 primarily consisting of purchases of marketable securities of $241.4 million, and property, plant and equipment purchases of $39.0 million and $6.0 million of other investing activities. These outflows were partially offset by $234.9 million of maturities and sales of our marketable securities.

For the remainder of 2016, we expect to spend an additional $40.0 million to $45.0 million on capital expenditures for estimated total capital expenditures of $80.0 million to $85.0 million for 2016 primarily for additional manufacturing capacity and infrastructure including a project to implement a new enterprise resource planning system. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $55.5 million for the six months ended June 30, 2016 primarily resulting from a common stock repurchase of $50.0 million and payroll taxes paid for vesting of restricted stock units through share withholdings of $23.2 million. These outflows were offset in part by $10.7 million from excess tax benefits from our share-based compensation arrangements and $7.0 million in proceeds from issuance of common stock.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2015 as disclosed in our Annual Report on Form 10-K. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase program or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2016, we did not have any material indemnification claims that were probable or reasonably possible.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2016, we had approximately $517.0 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We do not have interest bearing liabilities outstanding as of June 30, 2016, and, therefore, we were not subject to risks from immediate interest rate increases.

Currency Rate Risk

We operate in North America, Europe, Asia Pacific, Costa Rica, and Israel. As a result of our international business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We generally sell our products in the local currency of the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are generally denominated in their local currencies as discussed further below. Regardless of this natural hedging, our results of operations may be adversely impacted by exchange rate fluctuations.

We have in the past and may in the future enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. As of June 30, 2016 we had no foreign currency forward contracts outstanding.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s former President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Briefing for the appeals was completed in May 2015 and the Ninth Circuit notified the parties that it is considering the case for possible oral arguments in October 2016. Align intends to vigorously defend itself against these allegations. Align is currently unable to predict the outcome of this amended complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align’s current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorneys’ fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an Order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action. On October 14, 2014, an Order was entered staying this derivative lawsuit until a ruling by the Ninth Circuit in the Securities Action discussed above. Align is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible losses, if any.

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

Although the U.S. dollar is our reporting currency, a portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our net revenues and net income in our consolidated financial statements. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We have in the past and may in the future enter into currency hedging transactions in an effort to cover some of our exposure to foreign currency exchange fluctuations. These transactions may not operate to fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have an adverse effect on our financial condition.

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

•
disruptions to our business as a result our agreement to manufacture clear aligners for SmileDirectClub, including, market acceptance of the SmileDirectClub business model and product, possible adverse customer reaction, and negative publicity about us and our products,

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

•	burdens of complying with a wide variety of local country and regional laws, including the risks associated with the Foreign Corrupt Practices Act and local anti-bribery compliance;

•	trade restrictions and changes in tariffs; and

•	potential adverse tax consequences.

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

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. We are in the process of implementing a multi-year, company-wide program to transform certain business processes or extend established processes, including the transition to a single enterprise resource planning ("ERP") software system to perform various functions. We implemented the first phase of our ERP on July 1, 2016, and while we believe we are past any potential significant business disruption, we are still monitoring and troubleshooting potential issues. The implementation of additional functionality in the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. Additionally, this implementation may not achieve the anticipated benefits and may divert management's attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to the project, this may have an adverse impact on our financial condition and operating results.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2016, we had issued 403 U.S. patents, 312 foreign issued patents, and 349 pending global patent applications.

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

Under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), we review our goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired. We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or asset group are determined.

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

On July 1, 2016, we changed our corporate structure; however, if we are unable to maintain this structure or if it is challenged by U.S. or foreign tax authorities, we may be unable to realize tax savings which could materially and adversely affect our operating results.

We implemented a new international corporate structure on July 1, 2016. This corporate structure may reduce our overall effective tax rate over time through changes in the structure of our international procurement and sales operations, as well as realignment of the ownership and use of intellectual property among our wholly-owned subsidiaries.

The structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. federal statutory tax rate. Such intercompany arrangements would be designed to result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over the medium to long term.

If the structure is challenged by U.S. or foreign tax authorities, if changes in domestic and international tax laws negatively impact the structure, including proposed legislation to reform U.S. taxation of international business activities, or if we do not operate our business in a manner consistent with the structure and applicable regulatory provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the structure, and our business, financial condition and operating results may be materially and adversely affected.

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

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of various income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced rate of Costa Rica income tax. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016 and 2015. As a result of these incentives, our income taxes were reduced by $8.6 million and $8.2 million for the three months ended June 30, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.11 and $0.10 in 2016 and 2015, respectively. As a result of these incentives, our income taxes were reduced by $17.2 million and $16.4 million for the six months ended June 30, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.21 and $0.20 in 2016 and 2015, respectively. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2012. We are currently under audit by the California Franchise Tax Board for fiscal year 2011, 2012 and 2013.

Changes in tax laws or tax rulings could negatively impact our income tax provision and net income.

As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the U.S. Changes in tax laws or tax rulings, or changes in interpretations of existing tax laws, could affect our income tax provision and net income or require us to change the manner in which we operate our business. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws. For example, the Organization for Economic Cooperation and Development ("OECD") has been working on a "Base Erosion and Profit Shifting Project," which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. The OECD has issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
May 1, 2016 through May 31, 2016	467,290	$74.90	64,978,175	$64,978,175

(1)    In April 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014") pursuant to which we may purchase up to $300.0 million of our common stock over the next three years. As of June 30, 2016, we have approximately $50.0 million remaining under the April 2014 stock repurchase program. On May 3, 2016, as part of our $300.0 million April 2014 stock repurchase program, we entered into an ASR to repurchase $50.0 million of our common stock (the "2016 ASR"). Under the terms of the 2016 ASR, we paid $50.0 million and received an initial delivery of approximately 0.5 million shares based on current market price of $74.90, which we retired. The final delivery is scheduled during October 2016, with the number of shares to be determined by the Company's volume weighted-average stock price during the term of the ASR less an agreed upon discount. After the completion of the 2016 ASR, we will commence repurchasing $50.0 million of our common stock on the open market. These two actions will complete the April 2014 stock repurchase program.
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Class C Non-Incentive Unit Purchase Agreement, July 25, 2016	Form 8-K	07/28/16	10.1
10.2	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 25, 2016 between Morgan Stanley and Align				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

August 4, 2016	By:	/S/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/S/ DAVID L. WHITE
David L. White Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Class C Non-Incentive Unit Purchase Agreement, July 25, 2016	Form 8-K	7/28/2016	10.1
10.2	Fixed Dollar Accelerated Repurchase Transaction Agreement dated April 25, 2016 between Morgan Stanley and Align				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*