Form 10-K
period 2016-12-31
ALIGN TECHNOLOGY INC
filed 2017-02-28
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,608,283,946 as of June 30, 2016 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 21, 2017, 80,276,127 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2016

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign Teen, Invisalign Go, Vivera, SmartForce, SmartTrack, SmartStage, Power Ridge, iTero, iTero Element, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of establishing regional order acquisition and treatment planning facilities, our expectations regarding the continued expansion of our international markets, the level of our operating expenses and gross margins, our expectation that the SmileDirectClub, LLC transaction will be incremental to revenue growth in 2017, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part I, Item 1A “Risk Factors”.  We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I

ITEM 1.BUSINESS

Our Company

Align Technology, Inc (“We”, “Our”, “Align”) designs, manufactures and markets a system of clear aligner therapy, intraoral scanners and CAD/CAM (computer-aided design and computer-aided manufacturing) digital services used in dentistry, orthodontics, and dental records storage. Align Technology was founded in March 1997 and incorporated in Delaware in April 1997. Our headquarters is located at 2560 Orchard Parkway, San Jose, California 95131, and our telephone number is 408-470-1000. Our internet address is www.aligntech.com. Our international headquarters is located in Amsterdam, the Netherlands.

We have two operating segments: (1) Clear Aligner and (2) Scanners and Services ("Scanner"). For the year ended December 31, 2016, Clear Aligner revenues represent approximately 89% of worldwide revenue, while Scanner represent the remaining 11% of worldwide revenues. We distribute the vast majority of our products directly to our customers: orthodontists and general practitioner dentists ("GPs"), as well as to restorative dentists, including prosthodontists, periodontists, and oral surgeons. We also supply clear aligners to SmileDirectClub, LLC ("SDC") who sells them directly to consumers, with a doctor’s approved prescription.

We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Invisalign System in 1998. The Invisalign System is regulated by the FDA as a Class II medical device. In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course. The Invisalign System is primarily sold through a direct sales force in the United States ("U.S."), Canada, Europe, certain Asia Pacific countries, Latin America and Middle East and Africa including Australia, New Zealand, China and Japan. We use a distributor model for the sale of our products in non-core country markets in the Asia Pacific ("APAC"), Europe, Middle East and Africa ("EMEA"), and Latin America regions.

Our iTero scanner is used by dental professionals and/or labs and services for restorative and orthodontic digital procedures as well as Invisalign digital impression submission. We received 501(k) clearance from the FDA to market iTero software for expanded indications in 2013. Scanners and CAD/CAM Services are primarily sold through our direct sales force in North America, Europe and certain Asia Pacific countries including Taiwan, Singapore, Korea, Australia, New Zealand, and through distribution partners in Thailand, Scandinavia and Russia.

Our Products and Services

Our net revenues are generated from the sale of the following product offerings:

	Fiscal Year
Percentage of Net Revenues by Product	2016	2015	2014
Clear Aligner Segment
Comprehensive Products	72%	78%	77%
Non-Comprehensive Products	11	11	11
Non-Case Products	6	6	6
Total Clear Aligner Segment	89	95	94
Scanners and Services Segment	11	5	6
Total Net Revenues	100%	100%	100%

Clear Aligner Segment

Malocclusion and Traditional Orthodontic Treatment

Malocclusion, or the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting billions of people, or approximately 60% to 75% of the population. Annually, approximately 10 million people in major developed countries elect treatment by orthodontists worldwide, of which approximately 50% or 5 million have mild to moderate malocclusion and are applicable to Invisalign treatment - our served market. In addition, approximately 100 million people with malocclusion want to straighten their teeth; however, they will not seek orthodontic treatment in a doctor's office and would instead elect to receive clear aligner treatment in the convenience of their own home - referred to as the doctor-directed at home market.

In the U.S., orthodontists and GPs treat malocclusion primarily with metal arch wires and brackets, referred to as braces, and they may augment braces with elastics, metal expanders, headgear or functional appliances, and other ancillary devices as needed. Available options for improving treatment aesthetics include the use of ceramic, tooth-colored brackets or bonding brackets on the inside, or lingual surface, of the patient’s teeth. The average treatment takes approximately 12 to 24 months to complete and requires several hours of direct dental professional involvement, known in the industry as “chair time,” including the initial diagnosis, creation of an appropriate treatment plan and bonding of the brackets to the patient’s teeth, and attachment of arch wires to the brackets.  Subsequent visits involve tightening or otherwise adjusting the braces approximately every six weeks until the final visit when the dental professional removes each bracket and residual bonding agent from the patient’s teeth. Upon completion of the treatment, the dental professional may, at his or her discretion, have the patient use a retainer. GPs, may also combine orthodontic treatment with restorative treatment. Many times the dental professional may need to move certain teeth or roots out of the way to create more space for implant placement, or move teeth to create space for restorations of missing teeth. In addition, GPs may need to move or adjust teeth or spaces to be able to place better restorations. The orthodontic portion of treatment generally comes before the restorative portion.

The Invisalign System

The Invisalign System is a proprietary method for treating malocclusion based on a series of doctor-prescribed, custom manufactured, clear plastic, removable orthodontic aligners. The Invisalign System offers a range of treatment options, specialized services, and proprietary software for treatment visualization and is comprised of the following phases:

Orthodontic diagnosis and transmission of treatment data to us.  The Invisalign-trained dental professional prepares and sends us a patient’s treatment data package which consists of a prescription form, a polyvinyl-siloxane, (or "PVS") impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition. The Invisalign-trained dental professional can also submit an intraoral digital scan instead of a physical PVS impression through either Align's iTero scanner or several third-party scanners. See "Third Party Scanners."

Preparation of computer-simulated treatment plan.  Upon receipt, we use the treatment data package to construct digital models of the patient’s dentition. In cases where a PVS impression has been submitted, we use computed tomography, known as CT scanning to develop a digital, three-dimensional computer model of the patient’s current dentition.  In cases where the dental professional submits a digital scan, this step in the process is eliminated. We transform this initial digital model into a proposed custom, three-dimensional treatment plan, called a ClinCheck treatment plan. The ClinCheck treatment plan simulates appropriate tooth movement broken down into a series of increments and details timing and placement of any attachments that will be used during treatment. Attachments are tooth-colored “buttons” that are sometimes used to increase the biomechanical force on a specific tooth or teeth in order to effect the desired movement.

Review and approval of the treatment plan by an Invisalign provider. The patient’s ClinCheck treatment plan is then made available to the prescribing dental professional via the Invisalign Doctor Site which enables the dental professional to project tooth movement with a level of accuracy not previously possible with metal arch wires and brackets. By reviewing, modifying as needed and approving the treatment plan, the dental professional retains control over the treatment plan.

Manufacture of custom aligners. Upon the dental professional’s approval of the ClinCheck treatment plan, we use the data underlying the simulation, in conjunction with stereolithography technology (a form of 3D printing technology), to construct a series of molds depicting the future position of the patient’s teeth. Each mold is a replica of the patient’s teeth at each stage of the simulated course of treatment. From these molds, aligners are fabricated by pressure-forming polymeric sheets over each mold. Aligners are thin, clear plastic, removable dental appliances that are custom manufactured in a series to correspond to each stage of the ClinCheck treatment plan.

Shipment to the dental professional and patient aligner wear. All the aligners for a patient are shipped directly to the dental professional, who then dispenses them to the patient at regular check-up intervals throughout the treatment. Aligners are generally worn for consecutive two-week periods or less which correspond to the approved ClinCheck treatment plan.  The patient replaces the aligners with the next pair in the series when prescribed, advancing tooth movement with each aligner stage. Throughout treatment, the doctor may place attachments or use other auxiliaries to achieve desired tooth movements, per the doctor’s original prescription and resulting ClinCheck treatment plan. In October 2016, we introduced one-week aligner wear. At the treating doctor’s discretion, we recommend changing from two-week aligner wear to one-week aligner wear for Invisalign treatments with Invisalign Full, Invisalign Teen and Invisalign Assist products, thereby reducing treatment time by up to 50%. Align’s recommendation is based on clinical analysis of more than 200 in-progress Invisalign cases (data on file) and the experiences of numerous Invisalign providers.

Treatment progress and request for additional aligners.  Should the dental professional determine that the treatment is not tracking for various reasons, such as patient compliance, certain teeth not tracking to plan, or they need to extend the treatment a few stages further to achieve their treatment goals, the dental professional can request additional aligners at no charge at any point during the treatment, subject to certain requirements.

Clear Aligner Products

Comprehensive Products:

Invisalign Full. Used for a wide range of malocclusion, the Invisalign Full treatment consists of the number of aligners necessary to achieve the doctor’s treatment goals. Invisalign Full treatment aligners are manufactured and then delivered to the dental professionals in a single shipment.  Invisalign Full is sold in the U.S., Canada and our international regions.

Invisalign Teen. The Invisalign Teen treatment includes all the features of Invisalign Full treatment, plus additional features that address the orthodontic needs of teenage patients such as compliance indicators, compensation for tooth eruption and six free single arch replacement aligners. This product is predominantly marketed to orthodontists who treat the vast majority of malocclusion in teenage patients.  Invisalign Teen treatment aligners (other than the replacement aligners) are manufactured and then delivered to the dental professionals in a single shipment. Invisalign Teen is sold in the U.S., Canada and our international regions.

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

Non-Comprehensive Products:

Invisalign Express (10 and 5) and Invisalign Lite/i7. Invisalign Express treatments, Invisalign Lite treatment and Invisalign i7 treatment are lower-cost solutions for less complex orthodontic cases, non-comprehensive treatment relapse cases, or straightening prior to restorative or cosmetic treatments such as veneers.  Invisalign Express 10 and Invisalign Express 5, which are sold in the U.S. and Canada, use up to 10 and 5 sets of aligners, respectively, and are also available as a single arch option. Invisalign Lite and Invisalign i7, sold in our international regions, use up to 14 and 7 sets of aligners, respectively. For Invisalign Express/Lite/i7, aligners are manufactured and then delivered to the dental professionals in a single shipment.

Invisalign Go. A simplified and streamlined solution designed for GP dentists to more easily identify and treat patients with mild malocclusion. Invisalign Go combines case assessment support, a simplified ClinCheck treatment plan and a progress assessment feature for case monitoring. Invisalign Go was launched in core European markets in the fourth quarter of 2016 and is expected to launch in North America in the first quarter of 2017.

SmileDirectClub Aligners. On July 25, 2016, we entered into a supply agreement with SmileDirectClub, LLC ("SDC") to manufacture non-Invisalign clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. In October 2016, we became SDC's exclusive third-party supplier and began supplying aligners directly to SDC. SDC aligners include up to 20 stages without attachments or interproximal reduction ("IPR"). Align manufactures the aligners per SDC’s specifications for minor tooth movement using EX-30 aligner material.

Non-Case Products:

Clear Aligner non-case products include retention products, Invisalign training fees and sales of ancillary products, such as cleaning material and adjusting tools used by dental professionals during the course of treatment.

Retention. We offer two products for post treatment retention. The first is a single set of custom clear aligner retainers. The second is offered as a set of four custom clear aligners called Vivera Retainers made with proprietary material strong enough to maintain tooth position and correct minor relapse if necessary. A shipment of four sets are available to both Invisalign and non-Invisalign patients.

Feature Enhancements

We have consistently introduced enhanced features across the Invisalign System over the past several years, such as Invisalign G3 (launched in October 2010), Invisalign G4 (launched in November 2011), Invisalign G5 (launched in February 2014) and Invisalign G6 (launched in March 2015). In October 2016, we launched Invisalign G7, a set of features designed to deliver greater control of tooth movements and improved treatment outcomes.

Invisalign G5 innovations for deep bite is engineered to improve clinical outcomes in deep bite treatment with Invisalign treatment. Comprehensive features dedicated to deep bite treatment include new SmartForce® features that are designed to level the curve of spee by improving control of anterior intrusion and premolar extrusion for more predictable deep bite treatments, and precision bite ramps that are designed to disocclude the posterior teeth for improved efficiency in deep bite treatments.

Invisalign G6 clinical innovations for first premolar extraction is engineered to improve clinical outcomes for orthodontic treatment of severe crowding and bimaxillary protrusion. Feature enhancements include new SmartStage programmed tooth movements that optimize the progression of tooth movements and provide aligner activation, engineered to eliminate unwanted tipping and unwanted anterior extrusion during retraction and new SmartForce features that are designed to deliver the force systems necessary to achieve predictable tooth movements.

Invisalign G7 builds on earlier Invisalign G-series releases with new features to fine-tune certain tooth movements and deliver treatment outcome quality that Invisalign providers expect, particularly with teenage patients. Powered by Invisalign SmartStage technology that optimizes the staging and sequence of tooth movements and aligner activation for greater predictability, Invisalign G7 delivers better upper lateral control, improved root control, and features to address prevention of posterior open bites.

SmartTrack™ Aligner Material

SmartTrack is a proprietary, custom-engineered Invisalign clear aligner material that delivers gentle, more constant force considered ideal for orthodontic tooth movements. Conventional aligner materials relax and lose a substantial percent of energy in the initial days of aligner wear, but SmartTrack maintains more constant force over the period of time the patient wears the aligners. The flexible SmartTrack material also more precisely conforms to tooth morphology, attachments and interproximal spaces to improve control of tooth movement throughout treatment.

Scanner Segment

Intraoral scanning is an emerging technology that we believe will have substantial impact on the future of dentistry. By enabling the dental practitioner to create a 3D image of the patient's teeth (digital scan) using a handheld intraoral scanner inside the mouth, digital scanning is more efficient and precise and more comfortable for patients, compared to the mess, discomfort and subjective nature of taking physical impressions. The digitally scanned model is more accurate than a physical impression and substantially reduces the rate of restoration "remakes" so patients are recalled less often and the appointment time for the restoration is shorter because of fewer adjustments which results in greater overall patient satisfaction. The digital model file can be used for various procedures and services including fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; digital records storage; orthodontic diagnosis; orthodontic retainers and appliances; and Invisalign digital impression submission.

iTero Scanner. The iTero scanner is available as a single hardware platform with software options for restorative or orthodontic procedures. In March 2015, we announced our next generation iTero Element Intraoral Scanner which features a more compact footprint, enhanced wand and multi-touch display and is engineered to enable faster scan speeds for more efficient, real-time clinical evaluation. We began shipping the iTero Element Intraoral Scanner in September 2015. We market and sell the iTero Element in North America and in select international markets. The iTero scanner is interoperable with our Invisalign treatment such that a full arch digital scan can be submitted as part of the Invisalign case submission process. In addition, the Invisalign Outcome Simulator and features are exclusive to the iTero scanner.

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

OrthoCAD iRecord. iRecord scans provide a digital alternative to traditional stone cast models which allows for simplified storage and digital record retrieval. iRecord scan data may also be exported to orthodontic laboratories for the fabrication of retainers, orthodontic appliances, and hard model fabrication.

Third Party Scanners and Digital scans for Invisalign treatment submission. We support an open systems approach to digital scans and other intraoral scanning companies interested in qualifying their scanners to submit a digital impression in place of a traditional PVS impression as part of the Invisalign case submission process. We have qualified several scanners for digital scan submission including 3M™ True Definition scanner (January 2014), the Sirona CEREC Omnicam scanner (March 2015) and certain TRIOS scanners (October 2016).

Chair Side Applications

Invisalign Outcome Simulator. The Invisalign Outcome Simulator is an exclusive chair-side and cloud-based application for the iTero scanner that allows doctors to help patients visualize how their teeth may look at the end of Invisalign treatment through a dual view layout that shows a prospective patient an image of his/her own current dentition next to his/her simulated final position after Invisalign treatment. Using a full arch digital scan, the Invisalign Outcome Simulator takes a few minutes to run and may be viewed chair-side, on the scanner, or from a computer using MyAlignTech.com. Intuitive tools allow doctors to make real-time adjustments to individual teeth during consultations that increase patient education and the likelihood of patient acceptance. In October 2016, we introduced the following new features in the 4.0 upgrade:

•
3D Progress Tracking - Ability to compare a patient’s new scan with a specific stage of their ClinCheck treatment plan to visually assess and communicate Invisalign treatment progress with an easy to read, color-coded tooth movement report that allows the doctor to know how each tooth is tracking.

•
Patient Simulation Sharing - Ability to easily share the patient’s 3D simulated Invisalign treatment outcome through a protected patient portal which can be viewed on smartphones, tablets and computers.

Our iTero scanner includes orthodontic software and/or restorative software and the Invisalign Outcome Simulator. The orthodontic or restorative software may also be purchased subsequently for an upgrade fee. The Invisalign Outcome Simulator is not available for sale separately.

Other proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck and ClinCheck Pro software, the Invisalign Doctor Site, and enhanced feature solutions such as Invisalign G7 are included as part of the Invisalign System and are not sold separately nor do they contribute as individual items of revenue.

Business Strategy

Our goal is to establish Invisalign clear aligners as the standard method for treating malocclusion and to establish the iTero intraoral scanner as the preferred scanning protocol for 3D digital scans, ultimately driving increased product adoption by dental professionals. We intend to achieve this by continued focus and execution of our strategic growth drivers: International, Orthodontists Utilization, GP Dentists Treat & Refer and Patient Demand & Conversion

1.
International Expansion. We expect to continue to grow and expand our business by investing in resources, infrastructure, and initiatives that will drive Invisalign treatment growth in our current and new international markets. As our core countries within the EMEA and APAC regions continue to grow in both number of new Invisalign providers and utilization, we strive to make sure we can support that growth through investments such as headcount, clinical support, education and advertising. Additionally, we are expanding our presence and entering new markets, such as India and Korea, by establishing a solid base of key opinion leaders and early adopters who can help build clinical confidence in the orthodontic community and create strong brand preference for Invisalign treatment among consumers. We have also transitioned most of our indirect smaller country markets to a direct sales model, and, while we do not expect a material impact from these countries for some time, in the near term, we will leverage our existing infrastructure in adjacent country markets as we build local sales organizations to drive long-term market penetration.

2.
Orthodontist Utilization. We want all of our orthodontist providers to have the confidence and motivation to lead with Invisalign for every patient that walks into their practice. We strive to achieve this by increasing the product applicability and predictability for a wide range of complex cases within adults, teenagers and younger aged patients. As an example, in 2015, we launched Invisalign G6 clinical innovations for first premolar extractions. The nature of malocclusion that requires first premolar tooth extraction is an orthodontic problem that affects more than 50% of people in Asia, 20% in Europe and 12% in North America. In October 2016, we launched Invisalign G7, which builds on earlier Invisalign G-series releases with new features to fine-tune certain tooth movements and deliver treatment outcome quality that Invisalign providers expect, particularly with teenage patients. We also continue to make improvements to our Invisalign treatment software, ClinCheck Pro, designed to deliver an exceptional user experience and increase treatment control to help our doctors achieve their treatment goals.

3.
GP Dentist Treat & Refer. We want to make it easier for GPs to identify the cases that they can treat and refer the cases that are too complex over to orthodontists. Although GPs have a larger pool of potential patients, which can expand the market for Invisalign treatment, overall, we need to provide them with tools to help them quickly identify cases they can treat, monitor patient progress or if needed, help refer them more easily to an orthodontist. The iTero scanner is an important component to that customer experience. In October 2016, we introduced a 3D progress tracking feature in the

Invisalign Outcome Simulator application that provides our customers with the ability to compare a patient’s new scan with a specific stage of their ClinCheck treatment plan to visually assess and communicate Invisalign treatment progress.

4.
Patient Demand & Conversion. Our goal is to make Invisalign a highly recognized name brand worldwide by creating awareness for Invisalign treatment among consumers and motiving potential patients to seek treatment from an Invisalign provider. In support of this objective, we invest in initiatives designed to strengthen our global brand name recognition, drive patient demand and covert that interest into Invisalign treatment case starts. We accomplish this objective through an integrated consumer marketing strategy that includes television, media, social networking and event marketing as well as educating patients on treatment options and directing them to high volume Invisalign providers.

Supply Agreement with SmileDirectClub, LLC

On July 28, 2016, we announced a supply agreement with SmileDirectClub, LLC ("SDC") to manufacture non-Invisalign clear aligners for SDC’s doctor-led, at-home program for affordable, cosmetic teeth straightening. The agreement brings our manufacturing and production expertise to a new and growing segment of the adult treatment market, one that provides new treatment choices to consumers and new business opportunities to Invisalign providers.

Beginning October 2016, we became SDC’s exclusive third-party supplier for its minor tooth movement aligner program. Specifically, we provide a case setup through SDC’s SmileCheck viewer portal and upon review and approval by a participating licensed orthodontist or general dentist in SDC’s network, we manufacture clear aligners and ship them directly to SDC.

SDC aligners include up to 20 stages without attachments or interproximal reduction (IPR). We manufacture the aligners per SDC’s specifications for minor tooth movement using EX-30 aligner material. The Invisalign brand and system of clear aligners continue to be available exclusively for in office treatment with Invisalign-trained orthodontists and general dentists.

In addition, under the agreement, Align and SDC created a new Invisalign doctor referral program similar to the Invisalign Doc Locator, that systematically refers the approximately 30% of SDC’s SmileCheck case assessments that are too complex for their minor tooth movement product, to Invisalign providers in the patient’s local area. The goal of the agreement is to help expand the market and opportunity for our Invisalign doctors, while supporting SDC’s efforts to provide consumers with access to more choices in treating simple cases from the convenience of their own home.

Manufacturing and Suppliers

Our manufacturing facilities are located in Juarez, Mexico, where we conduct our aligner fabrication, distribute and repair our scanners and perform our CAD/CAM services, and in Or Yehuda, Israel where we produce our handheld intraoral scanner wand. The final assembly of our iTero scanner is performed by a third party manufacturer located in Israel. Our Invisalign digital treatment planning and interpretation for iTero restorative cases are conducted primarily at our facility located in San Jose, Costa Rica. Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Since the manufacturing process of our products requires substantial and varied technical expertise, we believe that our manufacturing capabilities are important to our success.  In order to produce our highly customized, highly precise, medical quality products in volume, we have developed a number of proprietary processes and technologies. These technologies include complex software algorithms and solutions, CT scanning, stereolithography and automated aligner fabrication. To increase the efficiency of our manufacturing processes, we continue to focus our efforts on software development and the improvement of rate-limiting processes or bottlenecks. We continuously upgrade our proprietary, three-dimensional treatment planning software to enhance computer analysis of treatment data and to reduce time spent on manual and judgmental tasks for each case, thereby increasing the efficiency of our technicians in Costa Rica. In addition, to improve efficiency and increase the scale of our operations, we continue to invest in the development of automated systems for the fabrication and packaging of aligners.

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials for our aligners, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our intraoral scanners are provided by single suppliers. We are also committed to purchasing all of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. The need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs. See Item 1A Risk Factors — “We maintain single supply relationships for certain of our key machines and materials technologies, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.”

Sales and Marketing

Our sales efforts are focused primarily on the Invisalign System and continuing to increase adoption and utilization by orthodontists and GPs worldwide. In North America, Europe and certain Asia Pacific country markets, and more recently in Brazil and certain regions in the Middle East and Africa, we have direct sales and support organizations, which includes quota carrying sales representatives, sales management and sales administration. We also have distribution partners that sell the Invisalign System in smaller non-core country markets outside of North America. We continued to expand in our existing markets through targeted investments in sales coverage, professional marketing and education programs, along with consumer marketing in selected country markets.

For the iTero scanner, we have a small team of direct sales representatives in North America. Our intraoral scanner sales team leverages leads generated by our Invisalign sales and marketing resources, including customer events and industry trade-shows. We sell the iTero scanner in select country markets internationally and will expand to additional markets over time to grow the scanner business.

We provide training, marketing and clinical support to orthodontists and GPs. In 2016, we had approximately 54,480 active Invisalign providers.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign System as the standard method for treating malocclusion and our intraoral scanning platform as the preferred scanning protocol for digital scans. Our research and development expenses were $75.7 million, $61.2 million and $52.8 million for the year ended December 31, 2016, 2015 and 2014, respectively.

Our research and development activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms. These activities range from accelerating product and clinical innovation to developing manufacturing process improvements to researching future technologies and products.

In an effort to demonstrate Invisalign’s broad treatment capabilities, various clinical case studies and articles have been published that highlight the clinical applicability of Invisalign to malocclusion cases, including those of severe complexity. We undertake pre-commercialization trials and testing of our technological improvements to the product and manufacturing process.

Intellectual Property

We believe our intellectual property position represents a substantial business advantage. As of December 31, 2016, we had issued 425 U.S. patents, 370 foreign issued patents, and 386 pending global patent applications.

We continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. Our issued U.S. patents expire between 2017 and 2035. In addition, corresponding foreign patents will start to expire in 2018. When patents expire, we lose the protection and competitive advantages they provided to us, which could negatively impact our operating results; however, we continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws. We cannot be certain that patents will be issued as a result of any patent application or that patents that have been issued to us or that may be issued in the future will be found to be valid and enforceable and sufficient to protect our technology or products. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries do not protect our intellectual property rights to the same extent as U.S. laws.  Our inability to protect our proprietary information could harm our business. Information regarding risks associated with failing to protect our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Backlog

Due to the individualized nature of an Invisalign treatment which is prescribed by a doctor, no two cases are alike, thus we maintain relatively low levels of backlog. The period from which a treatment data package (or “a case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan. Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan. Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped.  Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future Invisalign sales. Our quarterly Invisalign revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter.  We define our intraoral scanner backlog as orders where payment is reasonably assured and credit and financing is approved but the scanner has not yet shipped. Our intraoral scanner backlog as of December 31, 2016 was not material.

Competition

We operate in a highly competitive market and we encounter a wide variety of competitors, including larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. We also face competition from early stage companies. Although the number of competitors varies by segment, currently our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S., including Danaher Corporation, Sirona Dental Systems, Inc., Dentsply International, Inc., 3M Company and other private competitors. In addition, the expiration of certain of our key patents commencing in 2017, may result in additional competition. Information regarding risks associated with increased competition may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Government Regulation

In order for us to market our products, we must obtain regulatory authorization and comply with extensive product and quality system regulations both within and outside the U.S. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval and to meet all local requirements including language and specific safety standards in any country in which we currently market or plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. The approval by government authorities is unpredictable and uncertain and may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition, and results of operations.

Certain of our products are classified as medical devices under the United States Food, Drug, and Cosmetic Act (the “FD&CA”). The FD&CA requires these products, when sold in the U.S., to be safe and effective for their intended use and to comply with the regulations administered by the United States FDA. Our products may also be regulated by comparable agencies in non-U.S. countries in which they are produced or sold. In the European Union ("EU"), our products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission. Such laws generally regulate the safety of the products in a similar way to the FDA regulations.

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

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the U.S. to multinational requirements in the EU. In the U.S., final regulations implementing amendments to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective in the latter part of 2013 with the HIPAA Omnibus Rule. The EU is currently considering a proposal to enact legislation governing data protection which would transform the current mix of European countries’ laws to one overarching multinational law. Meanwhile, the Asia Pacific region has also seen rapid development of privacy laws, including in Singapore, Hong Kong, and Australia. We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

Employees

As of December 31, 2016, we had approximately 6,060 employees, including 3,970 in manufacturing and operations, 1,270 in sales and marketing which includes customer care, 430 in research and development and 390 in general and administrative functions.

Available Information

Our website is www.aligntech.com, and our investor relations website is http://investor.aligntech.com.  The information on or accessible through our websites is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statement on Schedule 14A for our annual stockholders’ meeting and amendments to such reports are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 28, 2017:

Name	Age	Position
Joseph M. Hogan	59	President and Chief Executive Officer
John F. Morici	50	Chief Financial Officer
Simon Beard	50	Vice President and Managing Director, EMEA
Roger E. George	51	Vice President, Corporate and Legal Affairs and General Counsel
Stuart Hockridge	45	Vice President, Global Human Resources
Sreelakshmi Kolli	42	Vice President, Information Technology
Jennifer Olson	39	Vice President and Managing Director, Doctor Directed Consumer Channel
Raphael Pascaud	45	Chief Marketing Portfolio and Business Development Officer, and Vice President iTero Scanner and Services
Lynn Pendergrass	56	Vice President and Managing Director, Americas
Christopher C. Puco	56	Vice President and Managing Director, North America
Zelko Relic	52	Vice President, Research & Development
Julie Tay	50	Vice President and Managing Director, Asia Pacific
Emory M. Wright	47	Vice President, Operations

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

John F. Morici has served as our Chief Financial Officer since November 2016.  Prior to joining us, Mr. Morici was at NBC Universal from 2007 to 2016 where he held several senior management positions in their Universal Pictures Home Entertainment U.S. and Canadian business, including Chief Financial Officer, Chief Operating Officer, and most recently, Executive Vice President and Managing Director from 2014 to 2016. Prior to NBC Universal, Mr. Morici was in various senior financial management positions at GE Healthcare from 1999 to 2007, including Chief Financial Officer for its Diagnostic Imaging and Global Products units from 2002 to 2003.

Simon Beard has served as our Vice President and Managing Director, EMEA since October 2015. Prior to joining us, from 2012 to 2014, Mr. Beard was Regional Director for the South East Asia business of Smith & Nephew, a multinational medical equipment manufacturing company. From 2006 to 2012, Mr. Beard was Director & General Manager for UK and Ireland for Smith & Nephew's Advanced Woundcare business. Prior to Smith & Nephew, Mr. Beard held multiple commercial, strategic, and general management positions in companies such as DePuy International (Johnson & Johnson), Sankyo Pharmaceutical and Sanofi Aventis.

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

Stuart Hockridge has served as our Vice President, Global Human Resources since May 2016. Prior to joining us, Mr. Hockridge was Senior Vice President of Talent at Visa Inc. from 2013 to 2016 where he led all aspects of talent delivery for the company including executive development, succession planning, employee engagement, learning and development, and talent acquisition. Prior to Visa, Mr. Hockridge held a number of human resource management positions at GE Healthcare from 2002 to 2012 leading HR processes both globally and for various divisions.

Sreelakshmi Kolli has served as our Vice President, Information Technology since December 2012. Ms. Kolli joined us in June 2003 and has held positions leading business operations and engineering for customer-facing applications. Before joining us, she held technical lead positions with Sword CT Space and Accenture.

Jennifer Olson has served as our Vice President and Managing Director, Doctor-Directed Consumer Channel since August 2016. Ms. Olson joined us in 2002 and has held multiple roles in sales, marketing, and business development. Most recently, she was Area Sales Director for the North America region where she led all sales activities in Western Canada and the Western region of the U.S. Prior to joining Align, Ms. Olson was with technology companies including Extreme Networks and PWI Technologies.

Raphael Pascaud has served as our Chief Marketing, Portfolio and Business Development Officer, and Vice President, iTero Scanner and Services since July 2015. He joined Align in 2010 as Vice President and Managing Director for the EMEA and was promoted in January 2014 to Vice President, International. Prior to Align, Mr. Pascaud spent 14 years in various management positions within DePuy, a Johnson & Johnson family of companies, including Vice President Orthopedics of EMEA and Vice President Marketing of International.

Lynn Pendergrass has served as our Vice President and Managing Director, Americas since February 2017. Prior to joining us, Ms. Pendergrass was president of Sears Holdings Corporation's hardlines division from 2015 to 2016. Prior to Sears, Ms. Pendergrass served as Worldwide Chairman for Johnson & Johnson Consumer from 2013 to 2014, and as Americas Senior Vice President for Hewlett-Packard's Printing & Personal Systems and its Imaging & Printing Group from 2008 to 2012. Ms. Pendergrass also spent 22 years at General Electric in various operating and commercial roles and held several executive management positions in sales and marketing for its Consumer & Industrial division.

Christopher C. Puco has served as our Vice President and Managing Director, North America since February 2017. He joined us in 2006 as a sales director and in 2008 became senior director for the U.S. Eastern sales area. He served as Vice President of North America from December 2012 to February 2017. Mr. Puco has more than 20 years of experience in the medical device industry holding sales management positions in both starts-ups and established corporate environments. Prior to joining us, he was with United States Surgical Corporation, General Surgical Innovations, Baxter BioSurgery and Fusion Medical Technologies.

Zelko Relic was appointed Vice President, Research & Development in December 2013. Prior to joining us, Mr. Relic was Vice President, Engineering for Datalogic Automation, a global leader in automatic data capture and industrial automation markets from 2012. Mr. Relic was previously Vice President, Engineering at Danaher Corporation, Accu-Sort Systems business from 2010 to 2012 before it was acquired by Datalogic Automation. From 2005 to 2010, he was at Siemens Medical Solutions USA, most recent as Vice President, and from 2002 to 2004, he held senior management positions in engineering at Kulicke & Soffa Industries, designers and manufactures of semiconductor products. He also held management positions at KLA-Tencor from 1994 to 2000.

Julie Tay was appointed Vice President and Managing Director, Asia Pacific in March 2013. Prior to joining us, Ms. Tay was regional head of Bayer Healthcare (Diabetes Care) overseeing operations across Asia from 2010 to 2013. From 2006 to 2010, Ms. Tay served as director of marketing and corporate accounts at Sealed Air Corporation (formerly Johnson Diversey), a global provider of food safety and security, facility hygiene and product protection. Prior to that, Ms. Tay spent 15 years with Johnson & Johnson Medical.

Emory M. Wright has served as our Vice President, Operations since December 2007. He has been with us since March 2000 predominantly in manufacturing and operations roles including Vice President, Manufacturing and was General Manager of New Product Development. Prior to joining Align, Mr. Wright was Senior Manufacturing Manager at Metrika, Inc. a medical device manufacturer from 1999 to 2000. From 1994 to 1999, Mr. Wright served as Manager of Manufacturing and Process Development for Metra Biosystems Inc.

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. Many of these manufacturers, including Danaher Corporation, Sirona Dental Systems, Inc., Dentsply International, Inc. and 3M, have substantially greater financial resources and manufacturing and marketing experience than we do. In addition, as a result of the expiration of certain key patents owned by us, commencing in 2017, we expect that these existing competitors as well as new entrants into the clear aligner market will begin offering an orthodontic system more similar to ours in the near future. Several of these competitors will likely have greater resources as well as the ability to leverage their existing channels in the dental market to compete directly with us, and therefore our share of the clear aligner market could decline which would likely have a material adverse effect on our business, results of operation and financial condition.  In addition, corresponding foreign patents will start to expire in 2018 which will likely result in increased competition in some of the markets outside the U.S. large consumer product companies may also enter the orthodontic supply market. Furthermore, we also face competition for companies that now offer clear aligner therapy directly to the consumer eliminating the need for the consumer to visit a dental office. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive.  If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Our key production steps are performed in operations located outside of the U.S. At our facility in San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico and starting in July 2016, we transitioned order acquisition for EMEA region to our facility in Amsterdam, the Netherlands. In addition to the research and development efforts conducted in our North America facilities, we also carry out research and development in Moscow, Russia. We also have customer-care, accounts receivable, credit and collections, customer event registration and accounts payable organizations located at our facility in San Jose, Costa Rica. In addition, we have operations in Israel where the design and wand assembly and our intraoral scanner are manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations, including any travel restrictions to or from our facilities located in Russia, Israel and other countries;

•	fluctuations in currency exchange rates;

•	increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances back to the U.S.;

•	import and export license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

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

In addition, President Donald Trump and his administration have made recent statements regarding the possibility of changing the way in which the international operations of U.S. companies are taxed, including through the implementation of a border tax, tariff or increase in custom duties on products manufactured in countries outside of the U.S., such as Mexico, and imported into the U.S. In the event such taxes, tariffs, increased custom duties or other measures are implemented, they could have a materially adverse effect on our business and or operating results, and we may have to consider relocating some of our international operations.

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

Outside of North America, we currently sell our products in Europe, Asia Pacific, Latin America and the Middle East and may expand into other countries from time to time. For sales of our products outside the U.S., we are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all, which could materially impact our international operations and adversely affect our business as a whole.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a weakness in general economic conditions.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in consumer spending on higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners. In addition, Invisalign treatment, which currently accounts for the vast majority of our net revenues, represents a significant change from traditional orthodontic treatment, and customers and consumers may be reluctant to accept it or may not find it preferable to traditional treatment. We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign treatment as both an alternative to braces and as a clinical method for the treatment of malocclusion, but a number of dental professionals believe that the Invisalign treatment is appropriate for only a limited percentage of their patients. Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.

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

We provide volume based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we introduce any price reductions or consumer rebate programs; if we expand our discount programs in the future or participation in these programs increases; or if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected and our net revenues, gross profit, gross margin and net income may be reduced. In July 2015, we launched a new product policy called "Additional Aligners at No Charge" that addresses one of our customer's top complaints. With this product policy change, we no longer distinguish between mid-course correction and case refinements and allow doctors to order additional aligners to address either treatment need at no charge, subject to certain requirements. Based on this product policy, beginning in the third quarter of 2015, we deferred more revenue as a result of providing free additional aligners for eligible treatments. Additionally, as we grandfathered over 1 million open cases, we will recognize lower revenues as additional aligners are shipped for at least the following two years until these cases complete.

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. In the near term, we intend to establish additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency and provide doctors with a better experience to further improve their confidence in using Invisalign to treat more patients, more often. Our ability to plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control. If the transition into this additional facility is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our facility capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Production of our intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

If we fail to sustain or increase profitability or revenue growth in future periods, the market price for our common stock may decline.

If we are to sustain or increase profitability in future periods, we will need to continue to increase our net revenues, while controlling our expenses. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have not in the past and may not in the future be able to sustain our historical growth rates. If we do not increase profitability or revenue growth or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

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

•	fluctuations in currency exchange rates against the U.S. dollar;

•	changes in product mix;

•	our inability to scale production of our iTero Element scanner to meet customer demand;

•	if participation in our customer rebate or discount programs increases our average selling price will be adversely affected;

•	seasonal fluctuations in the number of doctors in their offices and their availability to take appointments;

•	success of or changes to our marketing programs from quarter to quarter;

•	our reliance on our contract manufacturers for the production of sub-assemblies for our intraoral scanners;

•	timing of industry tradeshows;

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

•
disruptions to our business as a result of our agreement to manufacture clear aligners for SmileDirectClub, LLC ("SDC"), including, market acceptance of the SDC business model and product, possible adverse customer reaction and negative publicity about us and our products;

•	impairments in the value of our strategic investments in SDC and other privately held companies could be material;

•	major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;

•	aggressive price competition from competitors;

•	costs and expenditures in connection with litigation;

•	the timing of new product introductions by us and our competitors, as well as customer order deferrals in anticipation of enhancements or new products;

•	unanticipated delays in our receipt of patient records made through an intraoral scanner for any reason;

•
disruptions to our business due to political, economic or other social instability, including the impact of an epidemic any of which results in changes in consumer spending habits, consumers unable or unwilling to visit the orthodontist or general practitioners office, as well as any impact on workforce absenteeism;

•	inaccurate forecasting of net revenues, production and other operating costs,

•	investments in research and development to develop new products and enhancements;

•	changes in accounting rules; and

•	our ability to successfully hedge against a portion of our foreign currency-denominated assets and liabilities.

To respond to these and other factors, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our net revenues for a particular period fall below our expectations, whether caused by changes in consumer spending, consumer preferences, weakness in the U.S. or global economies, changes in customer behavior related to advertising and prescribing our product or other factors, we may be unable to adjust spending quickly enough to offset any shortfall in net revenues. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Our future success may depend on our ability to develop, successfully introduce and achieve market acceptance of new products.

Our future success may depend on our ability to develop, manufacture, market and obtain regulatory approval or clearance of new products. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product or software. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, our ability to:

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

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and produce enhancements, we may incur substantial costs in doing so and our profitability may suffer.  In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient with Invisalign. Since it takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the FDA and foreign government agencies. Any failure in our ability to successfully develop and introduce or achieve market acceptance of our new products or enhanced versions of existing products could have a material adverse effect on our operating results and could cause our net revenues to decline.

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

Our digital dental modeling is processed in our facility located in San Jose, Costa Rica. The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software. In addition, our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Juarez, Mexico. Both locations in Costa Rica and Mexico are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing a significant delay in receiving their completed aligners and a decrease in service levels for a period of time. In addition, our corporate headquarters facility in California is located in the San Francisco Bay Area. An earthquake or other natural disaster in this region could result in a disruption in our operations. Any such business interruption could materially and adversely affect our business, financial condition and results of operations.

Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our business and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. We are in a multi-year, company-wide program to transform certain business processes or extend established processes which includes the transition to a new enterprise resource planning ("ERP") software system. We implemented the first phase of our ERP on July 1, 2016 and, while we believe we are past any potential significant business disruption, we are still monitoring and troubleshooting potential issues. The implementation of additional functionality in the ERP system entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data. Additionally, this implementation may not achieve the anticipated benefits and may divert management's attention from other operational activities, negatively affect employee morale, or have other unintended consequences. Additionally, if we are not able to accurately forecast expenses related to the project, this may have an adverse impact on our financial condition and operating results.

 If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have customer disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, or suffer other adverse consequences. In addition, experienced computer programmers and hackers may be able to penetrate our network security or our cloud-based software servers hosted by third party and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally develop or procure from third parties which we depend upon may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, net revenues and operating results.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of December 31, 2016, we had issued 425 U.S. patents, 370 foreign issued patents, and 386 pending global patent applications.

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

Litigation, interferences, oppositions, inter partes reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Litigation, interference, oppositions, inter partes reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. Any of these results from our litigation could adversely affect our results of operations and stock price.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions including our transition to a new ERP software system, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We are also committed to purchasing the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

We depend on a single contract manufacturer and supplier of parts used in our iTero scanner and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on a third party manufacturer to supply key sub-assemblies for our iTero Element scanner. As a result, if this third party manufacturer fails to deliver its components, if we lose its services or if we fail to negotiate acceptable terms, we may be unable to deliver our products in a timely manner and our business may be harmed. Any difficulties encountered by the third party manufacturer with respect to hiring personnel and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to deliver our products in a timely manner. Finding a substitute manufacturer may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of our intraoral scanning products. Any failure by our contract manufacturer that results in delays in our fulfillment of customer orders may cause us to lose revenues and suffer damage to our customer relationships.

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

Before we can sell a new medical device in the U.S., or market a new use of or claim for an existing product, we must obtain FDA clearance or approval unless an exemption applies. Obtaining regulatory clearances or approvals can be a lengthy and time-consuming process. Even though the devices we market have obtained the necessary clearances from the FDA, we may be unable to maintain such clearances in the future. Furthermore, we may be unable to obtain the necessary clearances for new devices that we intend to market in the future. Our inability to maintain or obtain regulatory clearances or approvals could materially harm our business.

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

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. In response to perceived increases in health care costs in recent years, Congress passed health care reform legislation that was signed into law in March 2010. This legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers.

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

In addition, the stock market, in general and the market for technology and medical device companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Historically, class action litigation is often brought against an issuing company following periods of volatility in the market price of a company’s securities.

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

We are subject to risks associated with our strategic investments. Impairments in the value of our investments could negatively impact our financial results.

We have invested in SmileDirectClub, LLC ("SDC") and other privately held companies for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Many of such companies generate net losses and the market for their products, services or technologies may be slow to develop. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments in SDC or other privately held companies have experienced a decline in value, we may be required to record impairments, which could be material and could have an adverse impact on our financial results.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Our accounting policies that recently have been, or may be affected by changes in the accounting rules relate to stock-based compensation, revenue recognition and leases.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock-based compensation, settlement of income tax audits, and changes in overall levels of pretax earnings.

In addition, our tax rate may be impacted by tax holidays or incentives. In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. We intend to seek a renewal of these income tax incentives before they expire. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016, 2015 and 2014. As a result of these incentives, income taxes were reduced by $19.1 million, $32.7 million and $32.5 million in the year ended December 31, 2016, 2015 and 2014, respectively. The benefit of the tax holiday on diluted net income per share was $0.23 in the year ended December 31, 2016 and $0.40 in each of the year ended December 31, 2015 and 2014. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2013.

Changes in tax laws or tax rulings could negatively impact our income tax provision and net income.

As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the U.S. Changes in tax laws or tax rulings, or changes in interpretations of existing tax laws, could affect our income tax provision and net income or require us to change the manner in which we operate our business. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws. For example, the Organization for Economic Cooperation and Development ("OECD") has been working on a "Base Erosion and Profit Shifting Project," which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. The OECD issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In addition, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy several leased and owned facilities with total office and manufacturing area of over 987,000 square feet.  At December 31, 2016, the significant facilities were occupied as follows:

Location	Lease/Own	Primary Use	Expiration of Lease
San Jose, California (1)	Lease	Office for corporate headquarters, research & development and administrative personnel	August 2017
Juarez, Mexico	Own	Manufacturing and office facilities for manufacturing and administrative personnel	N/A
San Jose, Costa Rica	Lease	Office for administrative personnel, treatment personnel, and customer care	October 2018
Or Yehuda, Israel	Lease	Manufacturing and office for manufacturing, administrative personnel, and research & development	February 2022
Amsterdam, The Netherlands	Lease	Office for international headquarters, sales and marketing and administrative personnel	March 2020
Moscow, Russia	Lease	Office for research & development	July 2023
Raleigh, North Carolina	Lease	Office for research & development and administrative personnel	October 2024

(1) Refer to Note 8 "Commitments and Contingencies" of the Notes of Consolidated Financial Statements for information on our corporate headquarters office Purchase Agreement in December 2016.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2016:
Fourth quarter	$102.10	$83.27
Third quarter	$96.90	$80.30
Second quarter	$81.98	$70.03
First quarter	$73.55	$57.31
Year Ended December 31, 2015:
Fourth quarter	$68.48	$54.69
Third quarter	$66.53	$52.01
Second quarter	$64.99	$51.65
First quarter	$64.75	$51.77

On February 21, 2017, the closing price of our common stock on the NASDAQ Global Market was $101.86 per share.  As of February 21, 2017, there were approximately 96 holders of record of our common stock.  Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Align Technology, Inc., the NASDAQ Composite Index,
and S&P 1500 Composite Health Care Equipment & Supplies

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Align Technology, Inc.
NASDAQ Composite
S&P 1500 Composite Health Care Equipment & Supplies

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended December 31, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
October 1, 2016 through October 31, 2016	179,500	$89.28	179,500	$325,777,042
November 1, 2016 through November 30, 2016	126,000	$92.36	126,000	$314,139,921
December 1, 2016 through December 31, 2016	106,000	$97.92	106,000	$303,760,487

(1) Stock Repurchase Programs

◦	April 2014 Repurchase Program. In 2016, we repurchased $50.0 million of our common stock through an accelerated stock repurchase agreement and $46.2 million of stock repurchase in the open market.

◦	April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock.

◦
Remaining Available Repurchases. As of December 31, 2016, we have approximately $3.8 million remaining available under the April 2014 Repurchase Program and $300.0 million under the April 2016 Repurchase Plan (Refer to Note 10 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on common stock repurchase).

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2016.  The selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have derived the statements of operations data for the year ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.  The statements of operations data for the year ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Net revenues	$1,079,874	$845,486	$761,653	$660,206	$560,041
Gross profit (1)	$815,294	$640,110	$578,443	$498,106	$416,388
Income from operations (2)	248,921	188,634	193,576	94,212	85,592
Interest and other income (expense), net	(6,355)	(2,533)	(3,207)	(1,073)	(1,296)
Net income before provision for income taxes and equity in losses of investee (2)	242,566	186,101	190,369	93,139	84,296
Provision for income taxes (3)	51,200	42,081	44,537	28,844	25,605
Equity in losses of investee, net of tax	1,684	—	—	—	—
Net income	$189,682	$144,020	$145,832	$64,295	$58,691
Net income per share:
Basic	$2.38	$1.80	$1.81	$0.80	$0.73
Diluted	$2.33	$1.77	$1.77	$0.78	$0.71
Shares used in computing net income per share:
Basic	79,856	79,998	80,754	80,551	80,529
Diluted	81,484	81,521	82,283	82,589	83,040

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Working capital (4)	$598,643	$460,338	$455,349	$369,338	$330,022
Total assets	1,396,151	1,158,633	987,997	832,147	756,312
Total long-term liabilities	46,427	39,035	33,415	22,839	19,224
Stockholders’ equity	$995,389	$847,926	$752,771	$633,970	$581,317

(1)	Gross profit includes:

•	$1.7 million out of period adjustment in 2013

•	$0.2 million acquisition and integration related costs, $0.9 million amortization of intangible assets, and $0.5 million of exit costs in 2012

(2) Income from operations and net income before provision for income taxes and equity in losses of investee include:

•	$40.7 million and $26.3 million of goodwill and long-lived asset impairment, respectively, in 2013

•	$1.9 million, net of tax, out of period adjustment in 2013

•	$36.6 million of goodwill impairment, $1.3 million acquisition and integration related costs, $4.5 million of amortization of intangible assets, and $0.8 million of exit costs in 2012

(3)	Provision for income taxes includes:

•	$1.8 million out of period income tax adjustment in 2014 (Refer to Note 1 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements)

(4)	Working capital is calculated as the difference between total current assets and total current liabilities.

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
The successful execution of our business strategy in 2017 and beyond may be affected by a number of other factors including:

•
    New Products, Feature Enhancements and Technology Innovation.  Product innovation drives greater treatment predictability and clinical applicability and ease of use for our customers which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with our Invisalign "G-Series" of product innovations, including our most recent October 2016 release of Invisalign G7. Invisalign G7 delivers better upper lateral control, improved root control and features to address prevention of posterior open bites. Concurrently, we also announced ClinCheck Pro 5.0, which has new features designed to deliver an improved and user friendly experience and increased control to Invisalign providers. Since the iTero Element began shipping in September 2015, the use of iTero scanners for Invisalign case submissions in place of Polyvinyl-siloxane ("PVS") impressions has gradually increased to a record 51.3% of cases from North America and 24.9% of cases from international doctors as of the fourth quarter of 2016. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the last 9 quarters are as follows:

*    Invisalign Utilization Rates = # of cases shipped divided by # of doctors cases were shipped to

◦	Total utilization in the fourth quarter of 2016 increased to 5.2 cases per doctor compared to 4.9 in the fourth quarter of 2015.

▪
North America: Utilization among our North American orthodontist customers reached an all time high of 11.3 cases per doctor in the fourth quarter of 2016 compared to 9.9 in the fourth quarter of 2015. The increase in North America orthodontist utilization reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization of 5.0 cases per doctor in the fourth quarter of 2016 was flat compared with the fourth quarter of 2015. The International utilization reflects growth in both the Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") regions due to increasing adoption of the product and its ability to treat more complex cases; however, utilization remained flat primarily due to the expansion of our customer base, particularly in APAC.

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

•
Number of New Invisalign Doctors Trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2016, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 11,680 new Invisalign doctors, of which 60% were trained internationally.

•
International Invisalign Growth. We will continue to focus our efforts towards increasing Invisalign adoption by dental professionals in our direct international markets. On a year over year basis, international Invisalign volume increased 32.4% driven primarily by strong performance in our APAC and in Europe regions. In 2017, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international Invisalign revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region (Refer to Item 1A Risk Factors - “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Establish Regional Order Acquisition and Treatment Planning Facilities: We intend to establish additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency and provide doctors with a great experience to further improve their confidence in using Invisalign to treat more patients and more often (Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.” for information on related risk factors).

•	Operating Expenses. We expect operating expenses to increase in 2017 due in part to:

◦	investments in international expansion in new country markets particularly in the APAC region;

◦	investments in manufacturing to enhance our regional capabilities;

◦	increases in legal expenses primarily related to the continued protection of our intellectual property rights, including our patents;

◦	increases in sales and customer support resources;

◦	increases in expenses related to the purchase of our new corporate headquarters in San Jose, California; and

◦	product and technology innovation to address such things as treatment times, indications unique to teens and predictability.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•	Stock Repurchases:

◦	April 2014 Repurchase Program. In 2016, we repurchased $50.0 million of our common stock through an accelerated stock repurchase agreement and $46.2 million of stock repurchase in the open market.

◦	April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock.

◦
Remaining Available Repurchases. As of December 31, 2016, we have $3.8 million remaining under the April 2014 Repurchase Program and $300.0 million under the April 2016 Repurchase Plan (Refer to Note 10 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on stock repurchase program).

•
SmileDirectClub. On July 25, 2016, we entered into a supply agreement with SmileDirectClub, LLC ("SDC") to manufacture clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. In October 2016, we became SDC's exclusive third-party supplier and commercial supplying aligners for its minor tooth movement aligner program. As part of the transaction, we acquired a 17% equity interest in SDC for $46.7 million. We also provided a revolving line of credit to SDC of up to $15.0 million to fund their working capital and general corporate needs (Refer to Note 4 "Equity Method Investments" of the Notes to Consolidated Financial Statements for details on accounting treatment).

We expect the supply agreement to be incremental to revenue growth in 2017.

•
New Corporate Headquarters Office Purchase Agreement. On December 19, 2016, we entered into a Purchase and Sale Agreement (the "Purchase Agreement") with LBA RIV-COMPANY XXX, LLC ("Seller") to purchase the real property located in San Jose, California (the "Property") for the purchase price of $44.1 million. We closed the Purchase Agreement on January 26, 2017 (Refer to Note 8 "Commitments and Contingencies" of the Notes of Consolidated Financial Statements for more information on the Purchase Agreement).

Results of Operations

Net Revenues by Reportable Segment Comparison for Year Ended December 31, 2016, 2015 and 2014:

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment

•
Our Clear Aligner segment consists of our Invisalign system which includes Invisalign Full, Teen and Assist ("Comprehensive Products"), Express/Lite ("Non-Comprehensive Products"), Vivera retainers, along with our training and ancillary products for treating malocclusion ("Non-Case"). Clear Aligner segment also include the sale of aligners to SDC under our supply agreement which commenced in the fourth quarter of 2016. SDC revenue is recorded after eliminating outstanding intercompany transactions.

•
Our Scanner segment consists of intraoral scanning systems and additional services available with the intraoral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

Net revenues for our Clear Aligner segment and Scanner segment by region for the year ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	Year Ended				Year Ended
Net Revenues	December 31, 2016	December 31, 2015	Change		December 31, 2015	December 31, 2014	Change
Clear Aligner Revenues:
North America	$568.7	$498.7	$70.0	14.0%	$498.7	$446.6	$52.1	11.7%
International	326.6	250.1	76.5	30.6%	250.1	219.7	30.4	13.8%
Non-Case	63.0	51.4	11.6	22.6%	51.4	46.2	5.2	11.3%
Total Clear Aligner net revenues	$958.3	$800.2	$158.1	19.8%	$800.2	$712.5	$87.7	12.3%
Scanner net revenues	$121.5	$45.3	$76.2	168.2%	$45.3	$49.1	$(3.8)	(7.7)%
Total net revenues	$1,079.8	$845.5	$234.3	27.7%	$845.5	$761.6	$83.9	11.0%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region, for the year ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	Year Ended				Year Ended
Region	December 31, 2016	December 31, 2015	Change		December 31, 2015	December 31, 2014	Change
North America	464.5	398.4	66.1	16.6%	398.4	338.5	59.9	17.7%
International	244.7	184.8	59.9	32.4%	184.8	139.5	45.3	32.5%
Total case volume	709.2	583.2	126.0	21.6%	583.2	478.0	105.2	22.0%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Fiscal Year 2016 compared to Fiscal Year 2015

Total net revenues increased by $234.3 million in 2016 as compared to 2015 primarily as a result of case volume growth across all regions and products as well as increased non-case revenue.

Clear Aligner - North America

North America net revenues increased by $70.0 million in 2016 compared to 2015 primarily due to case volume growth across all channels and products which increased net revenues by $82.7 million. This increase was offset in part by lower average selling price ("ASP") which decreased net revenues by $12.7 million. ASP declined in 2016 compared to 2015 as a result of higher promotional discounts of $21.9 million as well as an increase in net deferrals of $7.7 million primarily related to the full year effect of our new additional aligners product policy launched in July 2015. These declines were partially offset by price increases on our Comprehensive Products effective April 1, 2016 which contributed $17.7 million to net revenues.

Clear Aligner - International

International net revenues increased by $76.5 million in 2016 compared to 2015 primarily driven by case volume growth across all channels and products which increased net revenues by $80.9 million. This increase was offset in part by lower ASP which decreased net revenues by $4.4 million. ASP declined in 2016 compared to 2015 as a result of higher promotional discounts of $6.9 million as well as the unfavorable impact of changes in foreign exchange rates of $6.8 million. These declines were partially offset by the price increases on our Comprehensive products effective April 1, 2016 which contributed $5.7 million to net revenues, as well as an increase in additional aligner revenue of $3.5 million.

Clear Aligner - Non-Case

Non-case net revenues, consisting of training fees and ancillary product revenues, increased by $11.6 million in 2016 compared to 2015 primarily due to increased Vivera volume both in North America and International.

Scanner

Scanner net revenues increased by $76.2 million in 2016 compared to 2015 primarily as a result of an increase in the number of scanners recognized as we began shipping our next generation iTero Element scanner in September 2015, and, to a lesser extent, an increase in ASP.
Fiscal Year 2015 compared to Fiscal Year 2014

Total net revenues increased by $83.9 million in 2015 compared to 2014 primarily as a result of case volume growth across all regions and products as well as increased non-case revenue.

Clear Aligner - North America

North America net revenues increased by $52.1 million in 2015 compared to 2014 primarily due to case volume growth across all channels and products which increased net revenues by approximately $79.0 million. These increases were offset in part by lower ASP, which decreased net revenues by $26.9 million. The decrease in ASP was primarily as a result of higher net revenue deferrals of $16.0 million, which includes the impact of our new additional aligner product policy launched in July 2015 of $8.9 million and the impact of higher promotional discounts in 2015 as compared to 2014 of $11.7 million. These decreases in ASP were offset in part by the price increase, effective April 1, 2015 on our Comprehensive Products.

Clear Aligner - International

International net revenues increased by $30.4 million in 2015 compared to 2014 primarily driven by case volume growth across all products of $71.5 million. This was partially offset by lower ASP which decreased net revenues by approximately $41.1 million. The decrease in ASP was primarily as a result of the unfavorable impact from changes in foreign exchange rates primarily due to the weakening of the Euro compared to the U.S. dollar in 2015 compared to 2014 of $34.5 million, and, to a lesser extent, higher net revenue deferrals of $7.8 million which includes the impact of our new additional aligner product policy launched in July 2015 of $4.7 million, as well as higher promotional discounts of $6.3 million in 2015 compared to 2014. These decreases were partially offset by an increase in ASP as we transitioned to direct sales in certain APAC countries and EMEA regions, as well as the price increase on our Comprehensive Products effective July 1, 2015.

Clear Aligner - Non-Case

Non-case net revenues, consisting of training fees and ancillary product revenues, increased by $5.2 million in 2015 as compared to 2014 primarily due to increased Vivera volume both in North America and International.

Scanner

Scanner net revenues decreased by $3.8 million in 2015 compared to 2014 primarily due to a decrease in scanner revenue, offset in part by a slight increase in services revenue. In March 2015, we announced our next generation scanner and began shipping the iTero Element scanner in September 2015. Scanner revenues declined in 2015 primarily due to fewer scanners recognized and permanent price reductions on our previous generation scanner. The increase in services revenue was primarily due to an increase in the volume of CAD/CAM services resulting from a larger installed base of scanners.

Cost of net revenues and gross profit (in millions):

	Year Ended			Year Ended
	December 31, 2016	December 31, 2015	Change	December 31, 2015	December 31, 2014	Change
Clear Aligner
Cost of net revenues	$210.8	$172.0	$38.8	$172.0	$149.7	$22.3
% of net segment revenues	22.0%	21.5%		21.5%	21.0%
Gross profit	$747.5	$628.2	$119.3	$628.2	$562.9	$65.3
Gross margin %	78.0%	78.5%		78.5%	79.0%
Scanner
Cost of net revenues	$53.7	$33.4	$20.3	$33.4	$33.6	$(0.2)
% of net segment revenues	44.2%	73.7%		73.7%	68.3%
Gross profit	$67.8	$11.9	$55.9	$11.9	$15.6	$(3.7)
Gross margin %	55.8%	26.3%		26.3%	31.7%
Total cost of net revenues	$264.6	$205.4	$59.2	$205.4	$183.2	$22.2
% of net revenues	24.5%	24.3%		24.3%	24.1%
Gross profit	$815.3	$640.1	$175.2	$640.1	$578.4	$61.7
Gross margin %	75.5%	75.7%		75.7%	75.9%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Cost of net revenues for our Clear Aligner and Scanner segments includes salaries for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment and facilities used in the production process, amortization of acquired intangible assets from training costs and stock-based compensation.

Fiscal Year 2016 compared to Fiscal Year 2015

Clear Aligner

The gross margin percentage declined in 2016 compared to 2015 primarily driven by a higher number of aligners per case and lower ASP which was partially offset by higher absorption as a result of increased production volumes.

Scanner

The gross margin percentage increased in 2016 compared to 2015 due to a product mix shift to our iTero Element scanner which has a higher ASP along with lower costs per unit.

Fiscal Year 2015 compared to Fiscal Year 2014

Clear Aligner

The gross margin percentage declined in 2015 compared to 2014 due to lower ASP which was partially offset by higher absorption as a result of increased production volumes.

Scanner

The gross margin percentage decreased in 2015 compared to 2014 due to lower ASP from permanent price reductions on our previous generation scanner, higher manufacturing costs from lower production volumes and higher inventory reserves. This was partially offset by a product mix shift to the lower cost Element scanner which commenced shipping in September 2015.

Selling, general and administrative (in millions):

	Year Ended			Year Ended
	December 31, 2016	December 31, 2015	Change	December 31, 2015	December 31, 2014	Change
Selling, general and administrative	$490.7	$390.2	$100.5	$390.2	$332.1	$58.1
% of net revenues	45.4%	46.2%		46.2%	43.6%
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

Selling, general and administrative expense increased in 2016 compared to 2015 primarily due to higher compensation related costs of $47.1 million as a result of increased headcount, resulting in higher salaries expense, incentive bonuses and fringe benefits. We also incurred higher expenses from advertising and marketing of $16.5 million, outside services costs of $12.2 million, equipment and material costs of $6.8 million, travel and related costs of $6.0 million and credit card processing fees of $4.2 million. In addition, during the first quarter of 2015, there was a refund of MDET taxes paid in 2014 of $6.8 million as our aligners are no longer subject to the excise tax.

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

Research and development (in millions):

	Year Ended			Year Ended
	December 31, 2016	December 31, 2015	Change	December 31, 2015	December 31, 2014	Change
Research and development	$75.7	$61.2	$14.5	$61.2	$52.8	$8.4
% of net revenues	7.0%	7.2%		7.2%	6.9%
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

Research and development expense increased in 2016 compared to 2015 due to higher compensation costs as a result of increased headcount along with annual salary increases.

Research and development expense increased in 2015 compared to 2014 primarily as a result of our investment in obstructive sleep apnea which was terminated in the third quarter of 2015.

Income from operations (in millions):

	Year Ended			Year Ended
	December 31, 2016	December 31, 2015	Change	December 31, 2015	December 31, 2014	Change
Clear Aligner
Income from operations	$411.8	$371.1	$40.7	$371.1	$341.1	$30.0
Operating margin %	43.0%	46.4%		46.4%	47.9%
Scanner
Income (loss) from operations	$37.5	$(12.3)	$49.8	$(12.3)	$(8.5)	$(3.8)
Operating margin %	30.9%	(27.2)%		(27.2)%	(17.3)%
Total income from operations(1)	$248.9	$188.6	$60.3	$188.6	$193.6	$(5.0)
Operating margin %	23.1%	22.3%		22.3%	25.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

(1) Refer to Note 15 "Segments and Geographical Information" of the Notes to Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to total income from operations.

Fiscal Year 2016 compared to Fiscal Year 2015

Clear Aligner

Operating margin percentage declined in 2016 compared to 2015 primarily due to higher compensation costs as a result of increased headcount, higher number of aligners manufactured per case and lower ASP.

Scanner

Operating margin percentage increased in 2016 compared to 2015 due to a product mix shift to our iTero Element scanner resulting in a higher ASP and lower costs per unit. We also incurred lower operating expenses as a percentage of revenues as we leveraged our operating expenses on higher revenues.

Fiscal Year 2015 compared to Fiscal Year 2014

Clear Aligner

Operating margin percentage declined in 2015 compared to 2014 due to higher compensation costs as a result of increased headcount, higher research and development expenses due to our investment in obstructive sleep apnea and lower ASP.

Scanner

Operating margin percentage decreased in 2015 compared to 2014 due to lower ASP, higher manufacturing costs, higher inventory reserves and increased compensation related costs.

Interest and other income (expense), net (in millions):

	Year Ended			Year Ended
	December 31, 2016	December 31, 2015	Change	December 31, 2015	December 31, 2014	Change
Interest and other income (expense), net	$(6.4)	$(2.5)	$(3.9)	$(2.5)	$(3.2)	$0.7

Interest and other income (expense), net, includes foreign currency revaluation gains and losses, interest income earned on cash, cash equivalents and investment balances, gains and losses on foreign currency forward contracts and other miscellaneous charges.

Interest and other income (expense), net, decreased in 2016 compared to 2015 mainly due to higher foreign exchange losses as a result of weakening of the Euro to the U.S. dollar.

Interest and other income (expense), net, increased in 2015 compared to 2014 mainly due to higher interest income on higher balances of cash, cash equivalents and investments offset in part by higher foreign exchange losses primarily due to the strengthening of the U.S. dollar to the Euro and Australian dollar.

Equity in losses of investee, net of tax (in millions):

	Year Ended			Year Ended
	December 31, 2016	December 31, 2015	Change	December 31, 2015	December 31, 2014	Change
Equity in losses, net of tax	$1.7	—	$1.7	—	—	—

We invested $46.7 million in SDC on July 25, 2016 and we account for this investment based on the equity method of accounting. In 2016, we recorded a $1.7 million charge representing our share of losses attributable to equity method investments (Refer to Note 4 "Equity Method Investments" of the Notes to Consolidated Financial Statements for details on equity method investments).

Provision for income taxes (in millions):

	Year Ended			Year Ended
	December 31, 2016	December 31, 2015	Change	December 31, 2015	December 31, 2014	Change
Provision for income taxes	$51.2	$42.1	$9.1	$42.1	$44.5	$(2.4)
Effective tax rates	21.1%	22.6%		22.6%	23.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our provision for income taxes was $51.2 million, $42.1 million and $44.5 million for the year ended December 31, 2016, 2015 and 2014, respectively, representing effective tax rates of 21.1%, 22.6% and 23.4%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily in Costa Rica and the Netherlands, which are subject to lower tax rates and the impacts from our new international corporate structure in 2016, partially offset by the tax impact of certain stock-based compensation charges and unrecognized tax benefits. The decrease in the effective tax rate in 2016 compared to 2015 was primarily related to our international corporate restructuring as explained below. The decrease in the effective rate for the year ended December 31, 2015 compared to 2014 is mainly due to a $1.8 million tax adjustment recorded in 2014 which related to prior periods.
Our total gross unrecognized tax benefits, excluding interest and penalties, was $46.4 million and $39.4 million as of December 31, 2016 and 2015, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. For the year ended December 31, 2016 and 2015, interest and penalties included in tax expense was $1.4 million and $0.7 million, respectively. Our total interest and penalties accrued as of December 31, 2016 was $2.1 million. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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
On July 1, 2016, we implemented a new international corporate structure. This changes the structure of our international procurement and sales operations, as well as realigns the ownership and use of intellectual property among our wholly-owned subsidiaries. We continue to anticipate that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in our foreign operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over time. Although the license of intellectual property rights between consolidated entities did not result in any gain in the consolidated financial statements, the Company generated taxable income in certain jurisdictions in 2016 resulting in a tax expense of $34.3 million. Additionally, as a result of the restructuring, we reassessed the need for a valuation allowance against our deferred tax assets considering all available evidence. Given the current earnings and anticipated future earnings of our subsidiary in Israel, we concluded that we have sufficient positive evidence to release the valuation allowance against our Israel operating loss carryforwards of $31.4 million, which resulted in an income tax benefit in this period of the same amount.
As of December 31, 2016, our remaining valuation allowance was not material.
In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. We intend to seek a renewal of these income tax incentives before they expire. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016, 2015 and 2014. As a result of these incentives, our income taxes were reduced by $19.1 million, $32.7 million and $32.5 million in the year ended December 31, 2016, 2015 and 2014, respectively, representing a benefit to diluted net income per share of $0.23 in the year ended December 31, 2016 and $0.40 for both the year ended December 31, 2015 and 2014.
As of December 31, 2016, approximately $438.0 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. We maintain sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings. As a result, U.S. income taxes and foreign withholding taxes have not been provided on these foreign earnings.  If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits and foreign withholding taxes. We intend to use the undistributed earnings for local operating expansions and to meet local operating working capital needs. In addition, a significant amount of the cash earned by foreign subsidiaries has been and will continue to be utilized to affect the new international corporate structure described above.

Liquidity and Capital Resources
We fund our operations from product sales. As of December 31, 2016 and 2015, we had the following cash and cash equivalents, and short-term and long-term marketable securities (in thousands):

	Year Ended December 31,
	2016	2015
Cash and cash equivalents	$389,275	$167,714
Short-term marketable securities	250,981	359,581
Long-term marketable securities	59,783	151,370
Total	$700,039	$678,665
Cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash flow provided by (used in):
Operating activities	$247,654	$237,997	$226,899
Investing activities	72,848	(166,361)	(201,627)
Financing activities	(95,524)	(100,786)	(66,420)
Effects of exchange rate changes on cash and cash equivalents	(3,417)	(3,007)	(1,934)
Net increase (decrease) in cash and cash equivalents	$221,561	$(32,157)	$(43,082)

As of December 31, 2016, we had $700.0 million in cash, cash equivalents, and short-term and long-term marketable securities.  Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. dollar denominated foreign corporate bonds, U.S. government agency bonds, U.S. government treasury bonds, municipal securities, asset-backed securities and certificates of deposit.

As of December 31, 2016, approximately $459.0 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Operating Activities

For the year ended December 31, 2016, cash flows from operations of $247.7 million resulted primarily from our net income of approximately $189.7 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $54.1 million related to equity incentive compensation granted to employees and directors,

•	Depreciation and amortization of $24.0 million related to our fixed assets and acquired and purchased intangible assets,

•	Excess tax benefits from our share-based compensation arrangements of $16.8 million,

•	Net change in deferred tax assets of $16.4 million, and

•	Net tax benefits from stock based compensation of $15.9 million.

Significant changes in working capital

•	Increase of $94.4 million in accounts receivable which is a result of the increase in net revenues,

•	Increase of $60.7 million in deferred revenues corresponding to the increases in case shipments and full year effect of our additional aligner product policy effective in July 2015, and

•	Increase of $37.6 million in accrued and other long-term liabilities due to timing of payments and activities.

For the year ended December 31, 2015, cash flows from operations of $238.0 million resulted primarily from our net income of approximately $144.0 million as well as the following:
Significant non-cash activities

•	Stock-based compensation was $52.9 million related to our equity incentive compensation granted to employees and directors,

•	Depreciation and amortization of $18.0 million related to our fixed assets and acquired intangible assets, and

•	Excess tax benefits from our share-based compensation arrangements of $10.4 million.

Significant changes in working capital

•
Increase of $41.9 million in deferred revenues corresponding to higher product sales along with the increased deferrals as a result of the change to our new additional aligner product policy in July 2015,

•	Increase of $40.8 million in accounts receivable which is a result of the increase in net revenues, and

•	Increase of $19.5 million in accrued and other long-term liabilities primarily due to an increase in income tax payable along with other accruals due to timing of payment.

For the year ended December 31, 2014, cash flows from operations of $226.9 million resulted primarily from our net income of approximately $145.8 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $39.8 million related to our equity incentive compensation granted to employees and directors,

•	Excess tax benefits from our share-based compensation arrangements of $21.4 million, and

•	Depreciation and amortization of $17.9 million related to our fixed assets and acquired intangible assets.

Significant changes in working capital

•	Increase of $27.2 million in accounts receivable which is a result of the increase in net revenues,

•	Increase of $22.7 million in accrued and other long-term liabilities primarily due to an increase in income tax payable along with other accruals due to timing of payment, and

•	Increase of $15.8 million in deferred revenues corresponding to the increases in revenues.

Investing Activities

Net cash provided by investing activities was $72.8 million for the year ended December 31, 2016, which primarily consisted of maturities and sales of our marketable securities of $604.0 million. These inflows were partially offset by purchases of marketable securities of $405.6 million, property, plant and equipment purchases of $70.6 million including the implementation of our new ERP system and $46.7 million related to our equity interest investment in SmileDirectClub, LLC ("SDC").

For 2017, we expect to invest $220.0 million to $250.0 million on capital expenditures primarily for our purchase of a new corporate headquarters office, new order acquisition facility in Singapore and other additional manufacturing and capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in investing activities was $166.4 million for the year ended December 31, 2015, which primarily consisted of purchases of marketable securities of $447.1 million and property, plant and equipment purchases of $53.5 million for additional manufacturing capacity and infrastructure including the project to implement a new ERP system which we started in late 2014. These uses were partially offset by $334.1 million of maturities and sales of our marketable securities.

Net cash used in investing activities was $201.6 million for the year ended December 31, 2014, which primarily consisted of purchases of marketable securities of $437.2 million and property, plant and equipment purchases of $24.1 million. These uses were partially offset by $259.8 million of maturities and sales of our marketable securities.

Financing Activities

Net cash used by financing activities was $95.5 million for the year ended December 31, 2016 primarily resulting from a common stock repurchase of $96.2 million (Refer to Note 10 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on the stock repurchase program) and $29.9 million of payroll taxes paid for vesting of restricted stock units ("RSUs") through share withholdings, partially offset by excess tax benefit from our share-based compensation arrangements of $16.8 million and proceeds from issuance of common stock of $13.8 million.

Net cash used by financing activities was $100.8 million for the year ended December 31, 2015 resulting from repurchases of our common stock of $101.8 million and $20.7 million of payroll taxes paid for our employees' vesting of RSUs through share withholdings, partially off-set by proceeds from issuance of common stock of $11.3 million and $10.4 million from excess tax benefit from our share-based compensation arrangements.

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

As restricted stock units are taxable to the individuals when they vest, the number of shares we issue to each of our employees will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2016, 2015 and 2014, we paid $29.9 million, $20.7 million and $7.6 million, respectively, for taxes related to RSUs that vested during the periods. The cash paid for taxes related to RSUs in 2016 and 2015 increased in comparison to 2014 due to the Company changing its policy in mid 2014 to pay for employees' payroll taxes related to their vesting RSUs instead of requiring employees to sell to cover for their payroll taxes.

Stock Repurchases

Refer to Note 10 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on stock repurchase program.

◦	April 2014 Repurchase Program. In 2016, we repurchased $50.0 million of our common stock through an accelerated stock repurchase agreement and $46.2 million of stock repurchase in the open market.

◦	April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock.

◦	Remaining Available Repurchases. As of December 31, 2016, we have $3.8 million remaining under the April 2014 Repurchase Program and $300.0 million under the April 2016 Repurchase Plan.

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
Credit Facility

On March 22, 2013, we entered into a credit facility for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit, and has a maturity date on March 22, 2018 (Refer to Note 7 "Credit Facility" of the Notes to Consolidated Financial Statements for details of the credit facility).

Contractual Obligations/Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2016 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$53,921	$12,880	$18,804	$13,096	$9,141
Unconditional purchase obligations	163,688	—	—	—	—
Total contractual cash obligations	$217,609	$12,880	$18,804	$13,096	$9,141

Our contractual obligations table above excludes approximately $45.1 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2016.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

We had no off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2016.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2016, we did not have any material indemnification claims that were probable or reasonably possible.

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

We believe the following critical accounting policies and estimates affect our more significant judgments used in the preparation of our consolidated financial statements. For further information on all of our significant accounting policies, see Note 1 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements under Item 8.

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

Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. The arrangement consideration is allocated to each element, delivered or undelivered, based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, or on best estimated selling price (“BESP”) if neither VSOE nor TPE exist (a description as to how we determine VSOE, TPE and BESP is provided below).

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

•
BESP - The best estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE or TPE does not exist for all elements, we determine BESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices.  Adjustments for other market and company specific factors are made as deemed necessary in determining BESP. We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.

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

Clear Aligner

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables. Invisalign Full, Invisalign Teen, and Invisalign Assist products ("Comprehensive Products") include optional additional aligners at no charge for a period of up to five years after initial shipment. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered by the dental professional any time throughout treatment. Invisalign Lite ("Non-Comprehensive Products") includes one optional case refinement in the price of the product. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position and may be elected by the dental professional at any time during treatment; however, it is generally ordered in the last stages of orthodontic treatment.

We determined that our treatment plans, except Invisalign Assist with progress tracking, comprise the following deliverables which also represent separate units of accounting: initial aligners, additional aligners, case refinement, and replacement aligners. We allocate revenue for each treatment plan based on each unit's relative selling price based on BESP and recognize the revenue upon shipment of each unit in the treatment plan.

For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (“a batch”). We are able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience. The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped.

Scanners and Services

We sell intraoral scanners and CAD/CAM services through both our direct sales force and distribution partners.  The intraoral scanner sales price includes one year of warranty, and unlimited scanning services. The customer may, for additional fees, also select extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price. We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies.

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

Goodwill and Finite-Lived Acquired Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting units based on relative synergies generated. For the year ended December 31, 2016 and 2015, all goodwill is attributed to our Clear Aligner reporting unit.

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

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, the first step of the two-step impairment test is performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. Refer to Note 5 "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements for details on intangible long-lived assets.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2016, we had approximately $310.8 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2016, and, therefore, we are not subject to risks from immediate interest rate increases.

Currency Rate Risk

As a result of our international business activities, including the impact of our new international corporate structure in 2016, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We generally sell our products in the local currency of the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are generally denominated in their local currencies as discussed further below. Regardless of this natural hedging, our results of operations may be adversely impacted by exchange rate fluctuations. For the year ended December 31, 2016 and 2015, we had foreign currency net losses of $8.0 million and $4.0 million, respectively.

In September 2015, we started to enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. As of December 31, 2016, we did not have any outstanding foreign exchange forward contracts.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results of Operations

	Three Months Ended
	2016				2015
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per share data) (unaudited )
Net revenues	$293,203	$278,589	$269,362	$238,720	$230,276	$207,636	$209,488	$198,086
Gross profit	220,249	209,202	205,216	180,627	172,810	157,576	158,634	151,090
Income from operations	68,372	62,079	65,136	53,334	59,339	38,046	42,325	48,924
Net income	47,621	51,367	50,148	40,546	48,877	27,616	31,350	36,177
Net income per share:
Basic	$0.60	$0.64	$0.63	$0.51	$0.61	$0.35	$0.39	$0.45
Diluted	$0.59	$0.63	$0.62	$0.50	$0.60	$0.34	$0.39	$0.44
Shares used in computing net income per share:
Basic	79,667	79,977	79,951	79,831	79,481	79,808	80,257	80,459
Diluted	81,248	81,466	81,281	81,320	81,051	81,092	81,394	81,824

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
February 28, 2017

/S/ JOHN F. MORICI
John F. Morici
Chief Financial Officer
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Align Technology, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Align Technology, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2017

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net revenues	$1,079,874	$845,486	$761,653
Cost of net revenues	264,580	205,376	183,210
Gross profit	815,294	640,110	578,443
Operating expenses:
Selling, general and administrative	490,653	390,239	332,068
Research and development	75,720	61,237	52,799
Total operating expenses	566,373	451,476	384,867
Income from operations	248,921	188,634	193,576
Interest and other income (expense), net	(6,355)	(2,533)	(3,207)
Net income before provision for income taxes and equity in losses of investee	242,566	186,101	190,369
Provision for income taxes	51,200	42,081	44,537
Equity in losses of investee, net of tax	1,684	—	—
Net income	$189,682	$144,020	$145,832

Net income per share:
Basic	$2.38	$1.80	$1.81
Diluted	$2.33	$1.77	$1.77
Shares used in computing net income per share:
Basic	79,856	79,998	80,754
Diluted	81,484	81,521	82,283

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$189,682	$144,020	$145,832
Net change in foreign currency translation adjustment	(670)	(154)	(196)
Change in unrealized gains (losses) on investments, net of tax	712	(686)	(238)
Other comprehensive income (loss)	42	(840)	(434)
Comprehensive income	$189,724	$143,180	$145,398

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$389,275	$167,714
Marketable securities, short-term	250,981	359,581
Accounts receivable, net of allowance for doubtful accounts and returns of $4,310 and $2,472, respectively	247,415	158,550
Inventories	27,131	19,465
Prepaid expenses and other current assets	38,176	26,700
Total current assets	952,978	732,010
Marketable securities, long-term	59,783	151,370
Property, plant and equipment, net	175,167	136,473
Equity method investments	45,061	—
Goodwill and intangible assets, net	81,998	79,162
Deferred tax assets	67,844	51,416
Other assets	13,320	8,202
Total assets	$1,396,151	$1,158,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,596	$34,354
Accrued liabilities	134,332	107,765
Deferred revenues	191,407	129,553
Total current liabilities	354,335	271,672
Income tax payable	45,133	37,512
Other long-term liabilities	1,294	1,523
Total liabilities	400,762	310,707
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,553 and 79,500 issued and outstanding, respectively)	8	8
Additional paid-in capital	864,871	821,507
Accumulated other comprehensive income (loss), net	(938)	(980)
Retained earnings	131,448	27,391
Total stockholders’ equity	995,389	847,926
Total liabilities and stockholders’ equity	$1,396,151	$1,158,633

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings (Deficit)	Total
	Shares	Amount
Balances at December 31, 2013	80,583	$8	$729,578	$294	$(95,910)	$633,970
Net income	—	—	—	—	145,832	145,832
Net change in unrealized gains (losses) from investments	—	—	—	(238)	—	(238)
Net change in foreign currency translation adjustment	—	—	—	(196)	—	(196)
Issuance of common stock relating to employee equity compensation plans	1,536	—	18,028	—	—	18,028
Tax withholdings related to net share settlement of restricted stock units	—	—	(7,608)	—	—	(7,608)
Common stock repurchased and retired	(1,914)	—	(17,804)	—	(80,429)	(98,233)
Net tax benefits from stock-based awards	—	—	21,393	—	—	21,393
Stock-based compensation	—	—	39,823	—	—	39,823
Balances at December 31, 2014	80,205	8	783,410	(140)	(30,507)	752,771
Net income	—	—	—	—	144,020	144,020
Net change in unrealized gains (losses) from investments	—	—	—	(686)	—	(686)
Net change in foreign currency translation adjustment	—	—	(10)	(154)	—	(164)
Issuance of common stock relating to employee equity compensation plans	991	—	11,325	—	—	11,325
Tax withholdings related to net share settlements of restricted stock units	—	—	(20,716)	—	—	(20,716)
Common stock repurchased and retired	(1,696)	—	(15,669)	—	(86,122)	(101,791)
Net tax benefits from stock-based awards	—	—	10,224	—	—	10,224
Stock-based compensation	—	—	52,943	—	—	52,943
Balances at December 31, 2015	79,500	8	821,507	(980)	27,391	847,926
Net income	—	—	—	—	189,682	189,682
Net change in unrealized gains (losses) from investments	—	—	—	712	—	712
Net change in foreign currency translation adjustment	—	—	—	(670)	—	(670)
Issuance of common stock relating to employee equity compensation plans	1,163	—	13,778	—	—	13,778
Tax withholdings related to net share settlements of restricted stock units	—	—	(29,857)	—	—	(29,857)
Common stock repurchased and retired	(1,110)	—	(10,593)	—	(85,625)	(96,218)
Net tax benefits from stock-based awards	—	—	15,888	—	—	15,888
Stock-based compensation	—	—	54,148	—	—	54,148
Balances at December 31, 2016	79,553	$8	$864,871	$(938)	$131,448	$995,389
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$189,682	$144,020	$145,832
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(16,401)	(11,424)	4,088
Depreciation and amortization	24,002	18,004	17,856
Stock-based compensation	54,148	52,943	39,823
Net tax benefits from stock-based awards	15,888	10,224	21,393
Excess tax benefit from share-based payment arrangements	(16,773)	(10,396)	(21,393)
Equity in losses of investee	1,684	—	—
Other non-cash operating activities	12,031	13,799	10,106
Changes in assets and liabilities:
Accounts receivable	(94,444)	(40,775)	(27,229)
Inventories	(7,663)	(3,563)	(1,999)
Prepaid expenses and other assets	(9,390)	(3,726)	(2,924)
Accounts payable	(3,395)	7,575	2,887
Accrued and other long-term liabilities	37,629	19,462	22,692
Deferred revenues	60,656	41,854	15,767
Net cash provided by operating activities	247,654	237,997	226,899
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(70,576)	(53,451)	(24,092)
Purchase of marketable securities	(405,612)	(447,092)	(437,152)
Proceeds from maturities of marketable securities	387,873	304,125	176,810
Purchase of equity method investments	(46,745)	—	—
Proceeds from sales of marketable securities	216,119	30,011	82,990
Other investing activities	(8,211)	46	(183)
Net cash provided by (used in) investing activities	72,848	(166,361)	(201,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,778	11,325	18,028
Common stock repurchases	(96,218)	(101,791)	(98,233)
Excess tax benefit from share-based payment arrangements	16,773	10,396	21,393
Employees’ taxes paid upon the vesting of restricted stock units	(29,857)	(20,716)	(7,608)
Net cash used in financing activities	(95,524)	(100,786)	(66,420)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,417)	(3,007)	(1,934)
Net increase (decrease) in cash and cash equivalents	221,561	(32,157)	(43,082)
Cash and cash equivalents, beginning of year	167,714	199,871	242,953
Cash and cash equivalents, end of year	$389,275	$167,714	$199,871

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Description

Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 in Delaware and focuses on designing, manufacturing and marketing innovative, technology-rich products to help dental professionals achieve the clinical results they expect and deliver effective, convenient cutting-edge dental treatment options to their patients. We are headquartered in San Jose, California with offices worldwide.  Our international headquarters is located in Amsterdam, the Netherlands. We have two operating segments: (1) Clear Aligner, known as the Invisalign System, and (2) Scanners and Services ("Scanner"), known as the iTero intraoral scanner and OrthoCAD services.
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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, long-lived assets and goodwill, equity method investments, useful lives of intangible assets and property and equipment, revenue recognition, stock-based compensation, equity losses of investee, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Fair Value of Financial Instruments
We measure our cash equivalents, marketable securities, Israeli fund and long-term notes receivable at fair value.  Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Cash and Cash Equivalents

We consider currency on hand, demand deposits, time deposits, and all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are held in various financial institutions in the U.S. and internationally.

Restricted Cash

Our restricted cash balance as of December 31, 2016 was $3.7 million, of which $3.3 million was classified as a long-term asset and $0.4 million as a current asset. Our restricted cash balance as of December 31, 2015 was $3.5 million, of which $3.3 million was classified as a long-term asset and $0.2 million as a current asset. The restricted cash primarily consisted of funds reserved for legal requirements.

Marketable Securities

We invest primarily in money market funds, commercial paper, corporate bonds, U.S. government agency bonds, asset-backed securities, municipal securities, U.S. government treasury bonds and certificates of deposits.

Marketable securities are classified as available-for-sale and are carried at fair value.  Marketable securities classified as current assets have maturities of less than one year.  Unrealized gains or losses on such securities are included in accumulated other comprehensive income (loss), net in stockholders’ equity.  Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method.  Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in interest and other income (expense), net as incurred.  We periodically evaluate these investments for other-than-temporary impairment.

Variable Interest Entities
We have interests in entities determined to be variable interest entity (“VIE”). If we determine we are the primary beneficiary of a VIE, we would consolidate the VIE into our financial statements. In determining if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of a VIE require significant assumptions and judgments. We have concluded that we are not the primary beneficiary of our VIE investments; therefore, we do not consolidate their results into our consolidated financials.

Investments in Privately Held Companies
Investments in privately held companies in which we can exercise significant influence but do not own a majority equity interest or otherwise control, are accounted for under the equity method of accounting. Equity method investments are reported on our balance sheet as a single amount, and we record our share of their operating results within equity in losses of investee, net of tax in our Consolidated Statement of Operations.

Derivative Financial Instruments

We may enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations associated with certain assets and liabilities. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. We do not enter into foreign currency forward contracts for trading or speculative purposes. The net gain or loss from the settlement of these foreign currency forward contracts is recorded in interest and other income (expense), net in the Consolidated Statement of Operations.

Foreign Currency

For our international subsidiaries where the U.S. dollar is the functional currency, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the primary economic currency has changed. For certain European and Asia Pacific subsidiaries where the local currency is the functional currency, adjustments from translating financial statements from the local currency to the U.S. dollar reporting currency are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheet. This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period. As of December 31, 2016 and 2015, there were no material amounts in accumulated other comprehensive income (loss), net related to the translation of our foreign subsidiaries’ financial statements. The foreign currency revaluation that are derived from monetary assets and liabilities stated in a currency other than functional currency are included in interest and other income (expense), net. For the year ended December 31, 2016 and 2015, we had foreign currency net losses of $8.0 million and $4.0 million, respectively.

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

Our cash and investments are held primarily by two financial institutions. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. We invest excess cash primarily in money market funds, commercial paper, corporate bonds, U.S. government agency bonds, asset-backed securities, municipal securities, U.S. government treasury bonds and certificates of deposits. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could adversely affect our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. economy. We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. We maintain reserves for potential credit losses and such losses have been within management’s expectations.  No individual customer accounted for 10% or more of our accounts receivable at December 31, 2016 or 2015, or net revenues for the year ended December 31, 2016, 2015 or 2014.

We have certain credit risk under our Loan and Security Agreement ("Loan Agreement") with SmileDirectClub, LLC ("SDC"). We perform ongoing evaluation of credit worthiness of SDC. If the fair value of equity investment is deemed to be other-than temporary impaired, we will be required to write down the value of our investments, which could adversely affect our results of operations and financial condition (Refer to Note 8 "Commitments and Contingencies" of the Notes of Consolidated Financial Statements for more information on our Loan Agreement with SDC).
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
We have manufacturing operations located outside the U.S.  We currently rely on our treatment facility in Costa Rica to prepare digital treatment plans using a sophisticated, internally developed computer-modeling program.  In addition, we manufacture our clear aligners and distribute our intraoral scanners at our facilities in Juarez, Mexico, and we produce our handheld scanner wand in Or Yehuda, Israel.  Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations such as hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability, particularly as a result of increased levels of violence in Juarez, Mexico and Or Yehuda, Israel; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences.  If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Construction in progress ("CIP") is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the general ledger and any related gains or losses are reflected in expenses. Maintenance and repairs are expensed as incurred. Refer to Note 3 "Balance Sheet Components" of the Notes of Consolidated Financial Statements for details on estimated useful lives.
Goodwill and Finite-Lived Acquired Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting units based on relative synergies generated. For the year ended December 31, 2016 and 2015, all goodwill is attributed to our Clear Aligner reporting unit.
Our intangible assets primarily consist of intangible assets acquired as part of the Cadent acquisition.  These assets are amortized using the straight-line method over their estimated useful lives ranging from one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.
Impairment of Goodwill and Long-Lived Assets

Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or circumstances changes that suggest an impairment may exist and that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting units is based on relative synergies generated as a result of an acquisition.

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

Step one of the goodwill impairment test consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit.  We determine the fair value of our reporting units based on the present value of estimated future cash flows under the income approach of the reporting units as well as various price or market multiples applied to the reporting unit's operating results along with the appropriate control premium under the marketing approach, both of which are classified as level 3 within the fair value hierarchy as described in Note 2.  If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill.  Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

Finite-Lived Intangible Assets and Long-Lived Assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value.  Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many assumptions. The estimation of fair value utilizing a discounted cashflow approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Refer to Note 5 "Goodwill and Intangible Assets" of the Notes of Consolidated Financial Statements for details on intangible long-lived assets.

There were no triggering events in 2016 that would cause impairments of our goodwill or long-lived assets.

Development Costs for Internal Use Software

Internally developed software includes enterprise-level business software that we customized to meet our specific operational needs. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications. Internally developed software costs capitalized during the year ended December 31, 2016 and 2015 were $13.2 million and $25.4 million, respectively, related to our enterprise resource planning ("ERP") project which we placed into production during 2016 and amortize over 10 years.

The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our Consolidated Statements of Operations.

Product Warranty

Clear Aligner
We warrant our Invisalign products against material defects until the aligner case is complete. We warrant SmileDirectClub, LLC (“SDC”) products against material defects for one year. We accrue for warranty costs in cost of net revenues upon shipment of products. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on replacement costs.  Actual warranty costs could differ materially from the estimated amounts. We regularly review the accrued balances and update these balances based on historical warranty cost trends.
Scanners and Services
We warrant our intraoral scanners for a period of one year, which include materials and labor.  We accrue for these warranty costs based on average historical repair costs.  An extended warranty may be purchased for additional fees.
Allowance for Doubtful Accounts and Returns

We maintain allowances for doubtful accounts for customers that are not able to make payments and allowances for sales returns.  We periodically review these allowances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness, as well as historical sales returns as a percentage of revenue.  Actual write-offs have not materially differed from the estimated allowances.

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

•
BESP - The best estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis.  When VSOE or TPE does not exist for all elements, we determine BESP for the arrangement element based on sales, cost and margin analysis, as well as other inputs based on our pricing practices.  Adjustments for other market and company specific factors are made as deemed necessary in determining BESP. We regularly review our estimates of selling price and maintain internal controls over the establishment and update of these estimates.

Revenue is recognized when persuasive evidence of the arrangement exists, the price is fixed or determinable, collectability is reasonably assured, title and risk of loss have passed to customers based on the shipping terms, and allowances for discounts, returns, and customer incentives can be reliably estimated.  Provisions for discounts and rebates to customers are provided for in the same period that the related product sales are recorded.
Clear Aligner

We enter into arrangements (“treatment plans”) that involve multiple future product deliverables. Invisalign Full, Invisalign Teen, and Invisalign Assist products ("Comprehensive Products") include optional additional aligners at no charge for a period of up to five years after initial shipment. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered by the dental professional any time throughout treatment. Invisalign Lite ("Non-Comprehensive Products") includes one optional case refinement in the price of the product. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position and may be elected by the dental professional at any time during treatment; however, it is generally ordered in the last stages of orthodontic treatment.

We determined that our treatment plans, except Invisalign Assist with progress tracking, comprise the following deliverables which also represent separate units of accounting: initial aligners, additional aligners, case refinement, and replacement aligners. We allocate revenue for each treatment plan based on each unit's relative selling price based on BESP and recognize the revenue upon shipment of each unit in the treatment plan.

For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (“a batch”). We are able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience. The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped.

Scanners and Services

We recognize revenues from the sales of iTero intraoral scanners and CAD/CAM services.  CAD/CAM services include scanning services, extended warranty for the intraoral scanners, a range of iTero restorative services, and OrthoCAD services such as OrthoCAD iRecord.  We sell intraoral scanners and services through both our direct sales force and distribution partners.  The intraoral scanner sales price includes one year of warranty, and for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods. When intraoral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price.  We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies.

Scanner revenue, net of related discounts and allowances, is recognized when products or equipment have been shipped and no significant obligations for installation or training remain. For certain distributors who provide installation and training to the customer, we recognize scanner revenue when the intraoral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met. Discounts are deducted from revenue at the time of sale.  Returns of products, excluding warranty related returns, are infrequent and insignificant.

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
Research and Development

Research and development expense is expensed as incurred and includes the costs associated with the research and development of new products and enhancements to existing products. These costs primarily include personnel-related costs including stock-based compensation and outside consulting expenses associated with the research and development of new products and enhancements to existing products and allocations of corporate overhead expenses including facilities and IT.
Advertising Costs

The cost of advertising and media is expensed as incurred. For the year ended December 31, 2016, 2015 and 2014, advertising costs totaled $36.0 million, $23.4 million and $26.9 million, respectively.
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

We account for uncertainty in income taxes pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit based on its technical merits, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statement of Operation in the period in which such determination is made.

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2016 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2016, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.

As of December 31, 2016, U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of foreign subsidiaries on a cumulative total of $438.0 million was not provided as we intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credit, and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income, including unrealized gains and losses on investments and foreign currency translation adjustments, are reported net of their related tax effect.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update ("ASU") 2014-9, "Revenue from Contracts with Customers," (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We plan to adopt the standard in the first quarter of fiscal year 2018 by applying the full retrospective method. Our ability to adopt using the full retrospective method is dependent on the completion of our analysis of information necessary to restate prior period financial statements. We are continuing to assess the impact of the adoption of this update on our consolidated financial statements and related disclosures.

In April 2016, the FASB released ASU No. 2016-10, "Revenue from Contracts with Customers," to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the principles for those areas of the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

In May 2016, the FASB released ASU No. 2016-12, "Revenue from Contracts with Customers," to address certain issues in the Topic 606 guidance on assessing the collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The ASU provides narrow-scope improvements and practical expedients to the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

In December 2016, the FASB released ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," to clarify certain aspects of guidance in the Topic 606 including its scope, disclosure requirements and contract cost accounting, while retaining the principles for those areas of the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We plan to adopt the standard in the first quarter of fiscal year 2019 by electing practical expedients available in the standard. While we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, we expect the adoption will have a material increase in the assets and liabilities of our consolidated balance sheet.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718). This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statements of cash flows and forfeiture rate calculations. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. We plan to adopt the standard in the first quarter of fiscal year 2017, and the adoption will have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" (Topic 230). This FASB clarifies the presentation and classification of certain cash receipts and cash payments in the statements of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In October, 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," (Topic 740) which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. We plan to early adopt the standard in the first quarter of 2017 by applying the modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings at the beginning of the first quarter of 2017. The adoption will impact our consolidated balance sheet but we do not expect the impact to be material.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash," which provides guidance to address the classification and presentation of changes in restricted cash in the statements of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are currently in the process of evaluating the impact of this new pronouncement on our consolidated statement of cash flows.

Note 2. Marketable Securities and Fair Value Measurements

As of December 31, 2016 and 2015, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$42,397	$—	$(6)	$42,391
Corporate bonds	122,788	22	(121)	122,689
Municipal securities	5,852	—	(5)	5,847
U.S. government agency bonds	28,903	9	(4)	28,908
U.S. government treasury bonds	45,146	7	(7)	45,146
Certificates of deposit	6,000	—	—	6,000
Total Marketable Securities, Short-Term	$251,086	$38	$(143)	$250,981
Long-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$6,805	$—	$(16)	$6,789
Corporate bonds	40,889	8	(85)	40,812
U.S. government treasury bonds	12,016	5	(16)	12,005
Asset-backed securities	177	—	—	177
Total Marketable Securities, Long-Term	$59,887	$13	$(117)	$59,783
Short-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$38,537	$—	$—	$38,537
Corporate bonds	179,765	6	(251)	179,520
U.S. dollar dominated foreign corporate bonds	510	—	(2)	508
Municipal securities	14,209	7	(2)	14,214
U.S. government agency bonds	75,172	—	(53)	75,119
U.S. government treasury bonds	51,763	1	(81)	51,683
Total Marketable Securities, Short-Term	$359,956	$14	$(389)	$359,581
Long-term

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$43,853	$—	$(178)	$43,675
Corporate bonds	64,012	9	(218)	63,803
U.S. government treasury bonds	37,673	—	(107)	37,566
Municipal securities	3,993	—	(2)	3,991
Asset-backed securities	2,338	—	(3)	2,335
Total Marketable Securities, Long-Term	$151,869	$9	$(508)	$151,370

 Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of December 31, 2016 and 2015. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material in 2016 and 2015. For the year ended December 31, 2016 and 2015, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of corporate bonds, U.S. dollar denominated foreign corporate bonds, commercial paper, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, certificates of deposit and asset-backed securities that have a maximum effective maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale.  The weighted average remaining duration of these securities was approximately 7 months and 9 months as of December 31, 2016 and 2015, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
One year or less	$250,981	$359,581
Due in greater than one year	59,783	151,370
Total available for short-term and long-term marketable securities	$310,764	$510,951

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of December 31, 2016 and 2015.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, municipal securities, certificates of deposit, U.S. government agency bonds, asset-backed securities and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for our Level 2 investments. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. We did not hold any Level 2 liabilities as of December 31, 2016 and 2015.

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. Our Level 3 assets consist of long-term notes receivable and are included in other assets on our consolidated balance sheet. In 2016, we entered into a long-term notes receivable for $2.0 million and we recognized $0.05 million in earnings during 2016 as a result of a change in its fair value. As of December 31, 2016, the fair value of long-term notes receivable was approximately $2.05 million. We did not hold any Level 3 liabilities as of December 31, 2016 and 2015.

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$87,179	$87,179	$—	$—
Commercial paper	2,499	—	2,499	—
Corporate bonds	750	—	750	—
Short-term investments:
Commercial paper	42,391	—	42,391	—
Corporate bonds	122,689	—	122,689	—
Municipal securities	5,847	—	5,847	—
U.S. government agency bonds	28,908	—	28,908	—
U.S. government treasury bonds	45,146	45,146	—	—
Certificates of deposit	6,000	—	6,000	—
Long-term investments:
U.S. government agency bonds	6,789	—	6,789	—
Corporate bonds	40,812	—	40,812	—
U.S. government treasury bonds	12,005	12,005	—	—
Asset-backed securities	177	—	177	—
Prepaid expenses and other current assets:
Israeli funds	2,956	—	2,956	—
Other assets:
Long-term notes receivable	2,047	—	—	2,047
	$406,195	$144,330	$259,818	$2,047

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$70,148	$70,148	$—
Commercial paper	36,887	—	36,887
U.S. government agency bonds	3,599	—	3,599
Corporate bonds	625	—	625
Short-term investments:
Commercial paper	38,537	—	38,537
Corporate bonds	179,520	—	179,520
U.S. dollar denominated foreign corporate bonds	508	—	508
Municipal securities	14,214	—	14,214
U.S. government agency bonds	75,119	—	75,119
U.S. government treasury bonds	51,683	51,683	—
Long-term investments:
U.S. government agency bonds	43,675	—	43,675
Corporate bonds	63,803	—	63,803
U.S. government treasury bonds	37,566	37,566	—
Municipal securities	3,991	—	3,991
Asset-backed securities	2,335	—	2,335
Prepaid expenses and other assets:
Israeli funds	2,436	—	2,436
	$624,646	$159,397	$465,249

Derivative Financial Instruments

We have in the past and may in the future enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations associated with certain assets and liabilities. The net loss on these forward contracts was not material for the year ended December 31, 2016 and 2015. The net gain or loss from the settlement of these foreign currency forward contracts is recorded in interest and other income (expenses), net in the Consolidated Statements of Operations. We had no material foreign exchange forward contracts outstanding as of December 31, 2016 and 2015. Certain investments in private companies contain embedded derivatives, which do not require bifurcation as we have elected to measure these investments at fair value.

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$9,793	$9,950
Work in process	10,773	7,067
Finished goods	6,565	2,448
Total Inventories	$27,131	$19,465

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

		December 31,
	Generally Used Estimated Useful Life	2016	2015
Clinical and manufacturing equipment	Up to 10 years	$153,938	$128,044
Computer hardware	3 years	27,978	25,843
Computer software	3 years	59,997	21,451
Furniture and fixtures	5 years	10,306	8,855
Leasehold improvements	Lease term (1)	22,370	20,172
Building	20 years	7,272	4,227
Land	—	3,072	3,072
CIP	—	25,948	42,846
Total		310,881	254,510
Less: Accumulated depreciation and amortization and impairment charges		(135,714)	(118,037)
Total Property, plant and equipment, net		$175,167	$136,473

(1) Shorter of remaining lease term or estimated useful lives of assets.

Depreciation and amortization was $24.0 million, $18.0 million and $17.9 million, for the year ended December 31, 2016, 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll and benefits	$79,214	$55,430
Accrued sales and marketing expenses	11,970	7,071
Accrued sales rebate	10,342	8,486
Accrued sales tax and value added tax	5,032	4,801
Accrued income taxes	4,210	2,646
Accrued warranty	3,841	2,638
Accrued professional fees	3,604	2,775
Other accrued liabilities	16,119	23,918
Total Accrued Liabilities	$134,332	$107,765

Warranty

We regularly review the accrued balances and update these balances based on historical warranty trends.  Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Clear Aligner

We warrant our Invisalign products against material defects until the aligner case is complete. We warrant SDC products against material defects for one year. We accrue for warranty costs in cost of net revenues upon shipment of products. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on replacement costs.

Scanners

We warrant our scanners for a period of one year from the date of training and installation. We accrue for these warranty costs which includes materials and labor based on estimated historical repair costs. Extended service packages may be purchased for additional fees.

Warranty accrual as of December 31, 2016 and 2015 consists of the following activity (in thousands):

Warranty accrual, December 31, 2014	$3,148
Charged to cost of revenues	1,796
Actual warranty expenditures	(2,306)
Warranty accrual, December 31, 2015	2,638
Charged to cost of revenues	4,894
Actual warranty expenditures	(3,691)
Warranty accrual, December 31, 2016	$3,841

Note 4. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million, and account for this as an equity method investment. The investment is reported on our consolidated balance sheet as a single amount under equity method investments, and we record our proportional share of SDC's earnings or losses within equity in losses of investee in our consolidated statement of operations. As of December 31, 2016, the balance of our equity method investments was $45.1 million.

Concurrently with the investment on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. The term of the supply agreement expires on December 31, 2019. We commenced supplying aligners to SDC in October 2016. The sale of aligners to SDC and the income from under the supply agreement are reported in our Clear Aligner business segment after eliminating outstanding intercompany transactions.

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the year ended December 31, 2016, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2014	$61,369
Adjustments (1)	(295)
Balance as of December 31, 2015	61,074
Adjustments (1)	(30)
Balance as of December 31, 2016	$61,044

(1) The adjustments to goodwill were a result of foreign currency translation.
Impairment of Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or circumstances changes that suggest an impairment may exist and that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting units is based on relative synergies generated as a result of an acquisition.

Annual Impairment Test

The remaining goodwill is entirely attributable to our Clear Aligner reporting unit. During the fourth quarter of fiscal 2016, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.
Intangible Long-Lived Assets

We amortize our intangible assets over their estimated useful lives. We evaluate long-lived assets, which includes property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment of our intraoral scanning business.

There were no triggering events in 2016 that would cause impairments of our long-lived assets.

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2016	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2016
Trademarks	15	$7,100	$(1,631)	$(4,179)	$1,290
Existing technology	13	12,600	(4,141)	(4,328)	4,131
Customer relationships	11	33,500	(12,819)	(10,751)	9,930
Patents	8	6,316	(713)	—	5,603
Total Intangible Assets		$59,516	$(19,304)	$(19,258)	$20,954

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2015	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2015
Trademarks	15	$7,100	$(1,492)	$(4,179)	$1,429
Existing technology	13	12,600	(3,577)	(4,328)	4,695
Customer relationships	11	33,500	(10,957)	(10,751)	11,792
Patents	8	285	(113)	—	172
Total Intangible Assets		$53,485	$(16,139)	$(19,258)	$18,088
The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2016 is as follows (in thousands):

Fiscal Year
2017	$3,355
2018	3,353
2019	3,346
2020	3,336
2021	3,334
Thereafter	4,230
Total	$20,954

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

Note 7. Credit Facility

The credit facility provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit sublimit. The credit facility requires us to comply with specific financial conditions and performance requirements. On December 13, 2016, we amended the credit facility to remove the requirement to maintain a minimum unrestricted cash balance of $50.0 million. On February 10, 2017, we amended the credit facility and extended the maturity date to March 22, 2018. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of December 31, 2016, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements that expire at various dates through 2024 and provide for pre-negotiated fixed rental rates during the terms of the lease. The terms of some of our leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and accrue for any rent expense incurred but not paid. Total rent expense was $9.9 million, $8.2 million and $7.6 million, for the year ended December 31, 2016, 2015 and 2014, respectively.

Minimum future lease payments for non-cancelable leases as of December 31, 2016, are as follows (in thousands):

Fiscal Year	Operating Leases
2017	$12,880
2018	10,338
2019	8,466
2020	6,849
2021	6,247
Thereafter	9,141
Total minimum lease payments	$53,921

Other Commitments

On July 25, 2016, we entered into a Loan and Security Agreement (the "Loan Agreement") with SmileDirectClub, LLC ("SDC") where we agreed to provide a loan of up to $15.0 million in one or more advances to SDC (the "Loan Facility"). Available advances under the Loan Facility are subject to a borrowing base of 80% of SDC's eligible accounts receivable, determined in accordance with the terms of the Loan Agreement, and the satisfaction of other customary conditions. The advances bear interest, paid quarterly, at the rate of 7% per annum. Advances that are repaid or prepaid may be reborrowed. All outstanding principal and accrued and unpaid interest on the advances are due and payable on July 25, 2021. SDC's obligations in respect of the Loan Agreement are collateralized by a security interest in substantially all of SDC's assets. As of December 31, 2016, no advances on the Loan Facility were issued or outstanding (Refer to Note 4 "Equity Method Investments" of the Notes of Consolidated Financial Statements for more information on our investments in SDC).

We have entered into certain investments with a privately held company where we have committed to purchase up to $5.0 million in convertible promissory notes. The first convertible promissory note for $2.0 million was issued in July 2016 and is outstanding as of December 31, 2016. The remaining $3.0 million is conditioned upon achievement of various business milestones. The notes all mature on December 30, 2018 and accrue interest annually at 2.5%.

On December 19, 2016, we entered into a Purchase and Sale Agreement (the "Purchase Agreement") with LBA RIV-COMPANY XXX, LLC ("Seller") to purchase the real property located in San Jose, California (the "Property") for purchase price of $44.1 million. The Property is comprised of land, building and other fixtures as set forth in the Purchase Agreement. As of December 31, 2016, $1.0 million was deposited into escrow and recorded in other current assets in our Consolidated Balance Sheet. We had a right to inspect the Property until January 6, 2017 and if we decided to terminate the Purchase Agreement during the period, the deposit would have been refunded to us. On January 26, 2017, we paid the purchase price of $44.1 million and closed the Purchase Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2016, we did not have any material indemnification claims that were probable or reasonably possible.

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

As of December 31, 2016, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares for issuance of which 8,023,709 shares are available for issuance. In 2016, we added 4,500,000 shares to our pool and no shares were added to the plan in 2015. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.
Stock-Based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The stock-based compensation related to all of our stock-based awards and employee stock purchases for the year ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Cost of net revenues	$3,966	$3,938	$3,616
Selling, general and administrative	42,612	40,813	29,625
Research and development	7,570	8,192	6,582
Total stock-based compensation	$54,148	$52,943	$39,823

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested in 2015. Activity for the year ended December 31, 2016, under the stock option plans are set forth below (in thousands, except years and per share amounts):

	Stock Options
	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years )	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	496	15.14
Granted	—	—
Exercised	(274)	15.33
Cancelled or expired	—	—
Outstanding as of December 31, 2016	222	$14.90	1.12	$18,058
Vested and expected to vest at December 31, 2016	222	$14.90	1.12	$18,058
Exercisable at December 31, 2016	222	$14.90	1.12	$18,058

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2016.  This amount will fluctuate based on the fair market value of our stock. The total intrinsic value of stock options exercised for the year ended December 31, 2016, 2015 and 2014 was $18.2 million, $7.4 million and $24.5 million, respectively. The total fair value of the options vested during the year ended December 31, 2016, 2015 and 2014 was not material.

Restricted Stock Units

The fair value of nonvested restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2016, is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2015	2,079	$49.45
Granted	714	67.82
Vested and released	(859)	45.45
Forfeited	(145)	53.36
Nonvested as of December 31, 2016	1,789	$58.39	1.12	$171,934

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2016 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released as of the last trading day of 2016. This amount will fluctuate based on the fair market value of our stock.  During 2016, of the 859,410 shares vested and released, 300,031 vested shares were withheld for employee minimum statutory tax obligations, resulting in a net issuance of 559,379 shares.

The total intrinsic value of RSUs vested and released during 2016, 2015 and 2014 was $59.8 million, $45.9 million and $38.9 million, respectively. The total fair value RSUs vested during the year ended December 31, 2016, 2015 and 2014 was $39.1 million, $30.0 million and $22.0 million, respectively. The weighted average grant date fair value of RSUs granted during 2016, 2015 and 2014 was $67.82, $57.78 and $53.72, respectively. As of December 31, 2016, there was $63.3 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs and these costs are expected to be recognized over a weighted average period of 2.0 years.

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

The following table summarizes the MSU performance as of December 31, 2016:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years )	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2015	611	51.41
Granted	218	55.77
Vested and released	(270)	36.73
Forfeited	(39)	56.41
Nonvested as of December 31, 2016	520	60.49	1.1	$50,021

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2016 by the number of non-vested MSUs) that would have been received by the unit holders had all MSUs been vested and released as of the last trading day of 2016. This amount will fluctuate based on the fair market value of our stock.  During 2016, of the 270,347 shares vested and released 136,758 shares were withheld for tax payments, resulting in a net issuance of 133,589 shares.

The total intrinsic value of MSUs vested and released during 2016, 2015 and 2014 was $17.4 million, $9.2 million and $2.9 million. The total fair value MSUs vested during the year ended December 31, 2016, 2015 and 2014 was $9.9 million, $4.9 million and $1.2 million, respectively. As of December 31, 2016, we expect to recognize $11.1 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.1 years.

The fair value of the MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions.  The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	3	3	3
Expected volatility	34.0%	36.9%	46.0%
Risk-free interest rate	0.9%	1.0%	0.7%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$68.88	$61.73	$50.46

Total payments to tax authorities for payroll taxes related to RSUs, including MSUs, that vested during the period were $29.9 million, $20.7 million and $7.6 million during the year ended December 31, 2016, 2015 and 2014, respectively, reflected as a financing activity in the Consolidated Statement of Cash Flows.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), replacing our 2001 Employee Stock Purchase Plan, which consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period, whichever is lower. The 2010 Purchase Plan will continue until terminated by either the Board of Directors or its administrator.  The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares. During the year ended December 31, 2016, 2015 and 2014, we issued 196,882, 230,078 and 247,343 shares, respectively, at average prices of $48.65, $36.66 and $29.24, respectively. As of December 31, 2016, 936,867 shares remain available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	1.2	1.2	1.2
Expected volatility	30.5%	31.1%	38.8%
Risk-free interest rate	0.7%	0.3%	0.2%
Expected dividends	—	—	—
Weighted average fair value at grant date	$22.23	$16.19	$17.15
We recognized stock-based compensation expense of $2.7 million, $4.1 million and $2.6 million related to our employee stock purchase plans for the year ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $0.7 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.3 years.

Note 10. Common Stock Repurchase Program

April 2014 Repurchase Program

On April 23, 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014 Repurchase Program") pursuant to which we may purchase up to $300.0 million of our common stock over a three year period.

In 2014, we entered into an accelerated share repurchase agreement ("2014 ASR") to repurchase $70.0 million of our common stock. The 2014 ASR was completed in July 2014. We received a total of approximately 1.4 million shares for an average purchase price per share of $51.46. During 2014, we repurchased on the open market approximately 0.6 million shares of our common stock at an average price of $50.93 per share, including commissions, for an aggregate purchase price of approximately $28.2 million.

In 2015, we entered into an accelerated share purchase agreement ("2015 ASR") to repurchase $70.0 million of our common stock. The 2015 ASR was completed in July 2015. We received a total of approximately 1.2 million shares for an average share price of $60.52. During 2015, we repurchased on the open market approximately 0.5 million shares of our common stock at an average price of $58.89 per share, including commissions, for an aggregate purchase price of approximately $31.8 million.

In 2016, we entered into an accelerated share repurchase agreement ("2016 ASR") to repurchase $50.0 million of our common stock. The 2016 ASR was completed in September 2016. We received a total of approximately 0.6 million shares for an average share price of $81.89. During 2016, we repurchased on the open market approximately 0.5 million shares of our common stock at an average price of $92.58 per share, including commissions, for an aggregate purchase price of approximately $46.2 million.

All shares repurchased in 2016, 2015 and 2014 were retired.

As of December 31, 2016, we have $3.8 million remaining under the April 2014 Repurchase Program.

April 2016 Repurchase Program

On April 28, 2016, we announced that our Board of Directors had authorized an additional plan to repurchase up to $300.0 million of the Company's stock ("April 2016 Repurchase Plan"). Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. As of December 31, 2016, there have not been any repurchases under this plan.

Note 11. Employee Benefit Plans

401(k) Plan

In January 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In 2009, our Board of Directors authorized us to match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010. We contributed approximately $3.4 million, $2.7 million and $2.2 million to the 401(k) plan during the year ended December 31, 2016, 2015 and 2014, respectively.

Israeli Funds

Under the Israeli severance fund law, we are required to make payments to dismissed employees and employees leaving employment in certain circumstances. The funding is calculated based on the salary of the employee multiplied by the number of years of employment as of the applicable balance sheet date. Our Israeli employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof.  We fund the liability through monthly deposits into funds, and the values of these contributions are recorded in other current assets.

As of December 31, 2016 and 2015, the accrued funds liability was approximately $3.1 million and $2.7 million, respectively.

Note 12. Income Taxes
Net income before provision for income taxes and equity in losses of investee consist of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Domestic	$118,871	$87,803	$94,784
Foreign	123,695	98,298	95,585
Net income before provision for income taxes and equity in losses of investee	$242,566	$186,101	$190,369
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal
Current	$40,235	$28,596	$1,569
Deferred	24,794	6,679	37,570
	65,029	35,275	39,139
State
Current	2,603	3,271	2,162
Deferred	2,636	(703)	971
	5,239	2,568	3,133
Foreign
Current	8,964	4,305	1,596
Deferred	(28,032)	(67)	669
	(19,068)	4,238	2,265
Provision for income taxes	$51,200	$42,081	$44,537
The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate are as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	1.5	1.6
Impact of differences in foreign tax rates	(6.3)	(16.2)	(16.4)
Valuation allowance release for Israel	(12.9)	—	—
Stock-based compensation	1.2	1.6	1.0
Other items not individually material	2.0	0.7	2.2
	21.1%	22.6%	23.4%

As of December 31, 2016, approximately $438.0 million of undistributed earnings from non-U.S. operations held by our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. We maintain sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings. As a result, U.S. income taxes and foreign withholding taxes have not been provided on these foreign earnings.  If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits and foreign withholding taxes. We intend to use the undistributed earnings for local operating expansions and to meet local operating working capital needs. In addition, a significant amount of the cash earned by foreign subsidiaries has been and will continue to be utilized to affect the new international corporate structure described above.

On July 1, 2016, we implemented a new international corporate structure. This changes the structure of our international procurement and sales operations, as well as realigns the ownership and use of intellectual property among our wholly-owned subsidiaries. We continue to anticipate that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in our foreign operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over time. Although the license of intellectual property rights between consolidated entities did not result in any gain in the consolidated financial statements, the Company generated taxable income in certain jurisdictions in 2016 resulting in a tax expense of $34.3 million. Additionally, as a result of the restructuring, we reassessed the need for a valuation allowance against our deferred tax assets considering all available evidence. Given the current earnings and anticipated future earnings of our subsidiary in Israel, we concluded that we have sufficient positive evidence to release the valuation allowance against our Israel operating loss carryforwards of $31.4 million, which resulted in an income tax benefit in this period of the same amount.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in July 2017. We intend to seek a renewal of these income tax incentives before they expire. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2016, 2015 and 2014. As a result of these incentives, income taxes were reduced by $19.1 million, $32.7 million and $32.5 million in the year ended December 31, 2016, 2015 and 2014, respectively. The benefit of the tax holiday on diluted net income per share was $0.23 in the year ended December 31, 2016 and $0.40 for both the year ended December 31, 2015 and 2014.

As of December 31, 2016 and 2015, the significant components of our deferred tax assets and liabilities are (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss and capital loss carryforwards	$25,445	$31,247
Reserves and accruals	22,954	17,455
Stock-based compensation	16,399	16,523
Deferred revenue	13,975	24,432
Net translation losses	1,634	649
Credit carryforwards	679	1,932
	81,086	92,238
Deferred tax liabilities:
Depreciation and amortization	12,034	8,555
Prepaid expenses	969	601
	13,003	9,156
Net deferred tax assets before valuation allowance	68,083	83,082
Valuation allowance	(256)	(31,685)
Net deferred tax assets	$67,827	$51,397

As of December 31, 2016, the valuation allowance decreased by $31.4 million in comparison to the balance at December 31, 2015. This decrease was due to the release of the valuation allowance against our Israel net deferred tax assets during the year. We determined that these deferred tax assets are more likely than not to be realized based upon our assessment of the available positive and negative evidence. Positive evidence, including expected profitability based upon the implementation of our international corporate restructuring outweighed available negative evidence, which included losses in recent years. The total valuation allowance as of December 31, 2016 was not material.

As of December 31, 2016, we have fully utilized California net operating loss carryforwards. As of December 31, 2016, we have California research credit carryforwards of approximately $3.7 million which can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards of approximately $104.3 million, which, if not utilized will expire beginning in 2025.

In the event of a change in ownership, as defined under federal and state tax laws, our tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the tax credit carryforwards before utilization.

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the year ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

Unrecognized tax benefit as of December 31, 2013	$26,668
Tax positions related to current year:
Additions for uncertain tax positions	6,659
Tax positions related to prior year:
Reductions for uncertain tax positions	(260)
Unrecognized tax benefit as of December 31, 2014	33,067
Tax positions related to current year:
Additions for uncertain tax positions	6,346
Unrecognized tax benefit as of December 31, 2015	39,413
Tax positions related to current year:
Additions for uncertain tax positions	6,971
Unrecognized tax benefit as of December 31, 2016	$46,384

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

During fiscal year 2016, the amount of gross unrecognized tax benefits increased by $7.0 million in comparison to fiscal year 2015. The total amount of unrecognized tax benefits, excluding interest and penalties, was $46.4 million and $39.4 million as of December 31, 2016 and 2015, respectively, all of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. For the year ended December 31, 2016 and 2015, interest and penalties included in tax expense was $1.4 million and $0.7 million, respectively. Our total interest and penalties accrued as of December 31, 2016 and 2015 was $2.1 million and $0.7 million, respectively. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

Note 13. Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes RSU, MSU, stock options and our ESPP.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$189,682	$144,020	$145,832
Denominator:
Weighted-average common shares outstanding, basic	79,856	79,998	80,754
Dilutive effect of potential common stock	1,628	1,523	1,529
Total shares, diluted	81,484	81,521	82,283
Net income per share, basic	$2.38	$1.80	$1.81
Net income per share, diluted	$2.33	$1.77	$1.77
For the year ended December 31, 2016, 2015 and 2014, the anti-dilutive effect on net income per share from RSUs, MSUs and ESPP was not material.

Note 14. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Taxes paid	$47,289	$40,621	$5,666
Non-cash investing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$4,434	$14,636	$4,899

Note 15. Segments and Geographical Information

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.  We report segment information based on the management approach. The management approach designates the internal reporting used by CODM for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues and gross profit. In the fourth quarter of 2016, management decided to change the way it internally assesses the performance of our reportable segments by including income from operations measure in the performance metrics. Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. Certain operating expenses are attributable to operating segments and each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Costs not specifically allocated to segment income from operations include various corporate expenses such as stock-based compensation and costs related to IT, facilities, human resources and accounting and finance, legal and regulatory, and other separately managed general and administrative costs outside the operating segments. We have included the new performance measure in the prior periods presentation to conform to the current year’s presentation.

We have grouped our operations into two reportable segments which are also our reporting units: Clear Aligner segment and Scanner segment.

•
Our Clear Aligner segment consists of our Invisalign System which includes Invisalign Full, Express/Lite, Teen, Assist, Vivera Retainers, along with our training and ancillary products for treating malocclusion. Clear Aligner segment also include the sale of aligners to SDC under our supply agreement which commenced in the fourth quarter of 2016. SDC revenue is recorded after eliminating outstanding intercompany transactions.

•
Our Scanner and Services ("Scanner") segment consists of intraoral scanning systems and additional services available with the intraoral scanners that provide digital alternatives to the traditional cast models.  This segment includes our iTero scanner and OrthoCAD services.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Year Ended December 31,
Net Revenues	2016	2015	2014
Clear Aligner	$958,327	$800,186	$712,549
Scanner	121,547	45,300	49,104
Total net revenues	$1,079,874	$845,486	$761,653
Gross Profit
Clear Aligner	$747,494	$628,187	$562,889
Scanner	67,800	11,923	15,554
Total gross profit	$815,294	$640,110	$578,443
Income from Operations
Clear Aligner	$411,817	$371,113	$341,055
Scanner	37,498	(12,337)	(8,483)
Unallocated corporate expenses	(200,394)	(170,142)	(138,996)
Total income from operations	$248,921	$188,634	$193,576
Depreciation and Amortization
Clear Aligner	$13,742	$9,842	$8,706
Scanner	3,871	3,839	4,498
Unallocated corporate expenses	6,389	4,323	4,652
Total depreciation and amortization	$24,002	$18,004	$17,856

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee:

	For the Year Ended December 31,
	2016	2015	2014
Total segment income from operations	$449,315	$358,776	$332,572
Unallocated corporate expenses	(200,394)	(170,142)	(138,996)
Total income from operations	248,921	188,634	193,576
Interest and other income (expense), net	(6,355)	(2,533)	(3,207)
Net income before provision for income taxes and equity losses of investee	$242,566	$186,101	$190,369

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Net revenues (1):
United States (2)	$692,254	$585,874	$532,569
The Netherlands (2)	291,053	167,128	156,817
Other International	96,567	92,484	72,267
Total net revenues	$1,079,874	$845,486	$761,653

(1)	Net revenues are attributed to countries based on location of where revenue is recognized.
(2) During 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations.

Tangible long-lived assets are presented below by geographic area (in thousands):

	As of December 31,
	2016	2015
Long-lived assets (1):
The Netherlands (2)	$111,515	$486
United States (2)	43,278	112,632
Mexico	17,918	15,422
Other International	2,456	7,933
Total long-lived assets	$175,167	$136,473

(1) Long-lived assets are attributed to countries based on entity that owns the assets.
(2) As a result of the new international corporate structure changes, approximately $92.0 million in long-lived assets were transferred from the U.S. to our Netherlands entity in 2016.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management's annual report on internal control over financial reporting.
See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning our directors is incorporated by reference to the Proxy Statement under the section captioned “Election of Directors.” The information required by Item 401 of Regulation S-K concerning our executive officers is set forth in Item 1— “Business” of this Annual Report on Form 10-K.  The information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.  The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Corporate Governance”.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 1997 Equity Incentive Plan, the Employee Stock Purchase Plan ("ESPP"), the 2001 Stock Incentive Plan and the 2005 Incentive Plan, each as amended, and certain individual arrangements. Please see Note 9 “Stockholders’ Equity” in the Notes to consolidated financial statements for a description of equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,531,027	[1]	$14.90	9,454,960	[2,3]
Equity compensation plans not approved by security holders	—		—	—
Total	2,531,027		$14.90	9,454,960

[1]	Includes 1,788,372 restricted stock units and 520,350 market-performance based restricted stock units at target, which have an exercise price of zero.

[2]
Includes 936,867 shares available for issuance under our ESPP. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights or the weighted average exercise price of outstanding rights under the ESPP.

[3]	Excludes 494,333 of potentially issuable MSUs if performance targets are achieved at maximum payout.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated financial statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts and returns:
Year ended December 31, 2014	$1,733	$6,563	$(6,733)	$1,563
Year ended December 31, 2015	$1,563	$8,944	$(8,035)	$2,472
Year ended December 31, 2016	$2,472	$8,585	$(6,747)	$4,310
Valuation allowance for deferred tax assets:
Year ended December 31, 2014	$35,108	$(1,793)	$(817)	$32,498
Year ended December 31, 2015	$32,498	$(813)	$—	$31,685
Year ended December 31, 2016	$31,685	$(31,429)	$—	$256

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
10.1†	Registrant's 2005 Incentive Plan (as amended May 2016)				*
10.2†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed after September 2016)				*
10.2A†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed prior to September 2016)				*
10.3	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.4†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.5†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1C
10.6†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.7†	Form of Employment Agreement entered into by and between registrant and each executive officer (other than CEO for executives appointed prior to September 2016)	Form 10-Q	5/8/2008	10.2
10.8†	Form of Employment entered into by and between registrant and each executive officer (other than CEO for executives appointed after September 2016)				*
10.9	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.1
10.10†	Summary of 2016 Incentive Awards and Base Salaries	Form 8-K	2/6/2017
10.11†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.12†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.13†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.14	Fixed Dollar Accelerated Repurchase Transaction Agreement dated May 3, 2016 between Morgan Stanley & Co and registrant	Form 10-Q	8/4/2016	10.1
10.15†	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph Hogan	Form 10-Q	5/1/2015	10.30

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
10.16†	2005 Incentive Plan Notice of Grant of Restricted Stock units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.31
10.17†	Amended and Restated 2005 Incentive Plan Notice of Grant of Market Stock Units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.34
10.18†	Employment Agreement between registrant and John Morici	Form 10-Q	11/8/2016	10.2
10.19	Purchase and Sale Agreement between registrant and LBA RIV-Company XXX, LLC dated December 19, 2016	Form 8-K	12/23/2016	10.1
10.20	Class C Non-Incentive Unit Purchase Agreement dated July 25, 2016	Form 8-K	7/28/2016	10.1
10.30	Fifth Amendment to Credit Agreement	Form 8-K	2/13/2017	10.1
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

ALIGN TECHNOLOGY, INC.

By:	/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Joseph M. Hogan or John F. Morici, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH M. HOGAN	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Joseph M. Hogan

/S/ JOHN F. MORICI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
John F. Morici

/S/ JOSEPH LACOB	Director	February 28, 2017
Joseph Lacob

/S/ C. RAYMOND LARKIN	Director	February 28, 2017
C. Raymond Larkin

/S/ GEORGE J. MORROW	Director	February 28, 2017
George J. Morrow

/S/ ANDREA L. SAIA	Director	February 28, 2017
Andrea L. Saia

/S/ GREG J. SANTORA	Director	February 28, 2017
Greg J. Santora

/S/ THOMAS M. PRESCOTT	Director	February 28, 2017
Thomas M. Prescott

/S/ WARREN S. THALER	Director	February 28, 2017
Warren S. Thaler

Exhibit Index

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
3.3	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock registrant	Form 8-K	10/27/2005	3.1
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
10.1†	Registrant's 2005 Incentive Plan (as amended May 2016)				*
10.2†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed after September 2016)				*
10.2A†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed prior to September 2016)				*
10.3	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.4†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.5†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Director Form)	Form 10-Q	11/5/2007	10.1A, 10.1C
10.6†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.40
10.7†	Form of Employment Agreement entered into by and between registrant and each executive officer (other than CEO for executives appointed prior to September 2016)	Form 10-Q	5/8/2008	10.2
10.8†	Form of Employment entered into by and between registrant and each executive officer (other than CEO for executives appointed after September 2016)				*
10.9	Credit Agreement dated March 22, 2013 between registrant and Wells Fargo National Association	Form 8-K	3/27/2013	10.10
10.10†	Summary of 2016 Incentive Awards and Base Salaries	Form 8-K	2/6/2017
10.11†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/23/2011	10.1
10.12†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/23/2011	10.2
10.13†	Description of Executive Officer Incentive Plan	Form 8-K	2/23/2011	Item 5.02
10.14	Fixed Dollar Accelerated Repurchase Transaction Agreement dated May 3, 2016 between Morgan Stanley & Co and registrant	Form 10-Q	8/4/2016	10.1
10.15†	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph Hogan	Form 10-Q	5/1/2015	10.3
10.16†	2005 Incentive Plan Notice of Grant of Restricted Stock units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.3

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by reference herein	Filed herewith
10.17†	Amended and Restated 2005 Incentive Plan Notice of Grant of Market Stock Units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.3
10.18†	Employment Agreement between registrant and John Morici	Form 10-Q	11/8/2016	10.2
10.19	Purchase and Sale Agreement between registrant and LBA RIV-Company XXX, LLC dated December 19, 2016	Form 8-K	12/23/2016	10.1
10.20	Class C Non-Incentive Unit Purchase Agreement dated July 25, 2016	Form 8-K	7/28/2016	10.1
10.30	Fifth Amendment to Credit Agreement	Form 8-K	2/13/2017	10.1
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.