Form 10-Q
period 2017-03-31
ALIGN TECHNOLOGY INC
filed 2017-05-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 ____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 28, 2017 was 80,331,340.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$310,341	$238,720
Cost of net revenues	74,716	58,093
Gross profit	235,625	180,627
Operating expenses:
Selling, general and administrative	151,148	112,210
Research and development	22,804	15,083
Total operating expenses	173,952	127,293
Income from operations	61,673	53,334
Interest and other income (expense), net	1,645	(427)
Net income before provision (benefit) for income taxes and equity in losses of investee	63,318	52,907
Provision (benefit) for income taxes	(7,223)	12,361
Equity in losses of investee, net of tax	1,121	—
Net income	$69,420	$40,546

Net income per share:
Basic	$0.87	$0.51
Diluted	$0.85	$0.50
Shares used in computing net income per share:
Basic	79,904	79,831
Diluted	81,534	81,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$69,420	$40,546
Net change in foreign currency translation adjustment	(459)	(150)
Change in unrealized gains on investments, net of tax	15	1,152
Other comprehensive income (loss)	(444)	1,002
Comprehensive income	$68,976	$41,548
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$261,027	$389,275
Marketable securities, short-term	284,559	250,981
Accounts receivable, net of allowance for doubtful accounts and returns of $5,253 and $4,310, respectively	267,128	247,415
Inventories	35,174	27,131
Prepaid expenses and other current assets	70,279	38,176
Total current assets	918,167	952,978
Marketable securities, long-term	98,574	59,783
Property, plant and equipment, net	231,692	175,167
Equity method investments	43,940	45,061
Goodwill and intangible assets, net	92,447	81,998
Deferred tax assets	60,068	67,844
Other assets	14,405	13,320
Total assets	$1,459,293	$1,396,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,028	$28,596
Accrued liabilities	125,631	134,332
Deferred revenues	202,895	191,407
Total current liabilities	365,554	354,335
Income tax payable	46,322	45,133
Other long-term liabilities	2,542	1,294
Total liabilities	414,418	400,762
Commitments and contingencies (Note 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,324 and 79,553 issued and outstanding, respectively)	8	8
Additional paid-in capital	850,092	864,871
Accumulated other comprehensive income (loss), net	(1,382)	(938)
Retained earnings	196,157	131,448
Total stockholders’ equity	1,044,875	995,389
Total liabilities and stockholders’ equity	$1,459,293	$1,396,151
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,420	$40,546
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	7,789	(6,113)
Depreciation and amortization	7,867	4,792
Stock-based compensation	14,812	12,524
Net tax benefits from stock-based awards	—	7,220
Excess tax benefit from share-based payment arrangements	—	(8,082)
Equity in losses of investee	1,121	—
Other non-cash operating activities	2,079	3,754
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,525)	(20,839)
Inventories	(7,923)	(3,155)
Prepaid expenses and other assets	(527)	(618)
Accounts payable	5,522	447
Accrued and other long-term liabilities	(39,702)	(14,544)
Deferred revenues	11,688	14,748
Net cash provided by operating activities	47,621	30,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(8,953)	—
Purchase of property, plant and equipment	(59,569)	(20,207)
Purchase of marketable securities	(169,777)	(143,926)
Proceeds from maturities of marketable securities	87,003	128,524
Proceeds from sales of marketable securities	11,684	293
Loan advance to privately held companies	(8,000)	—
Other investing activities	2,314	—
Net cash used in investing activities	(145,298)	(35,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,288	5,384
Common stock repurchases	(3,793)	—
Excess tax benefit from share-based payment arrangements	—	8,082
Employees’ taxes paid upon the vesting of restricted stock units	(36,496)	(22,572)
Net cash used in financing activities	(33,001)	(9,106)
Effect of foreign exchange rate changes on cash and cash equivalents	2,430	446
Net decrease in cash and cash equivalents	(128,248)	(13,296)
Cash and cash equivalents, beginning of the period	389,275	167,714
Cash and cash equivalents, end of the period	$261,027	$154,418
SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable or accrued liabilities related to property, plant and equipment	7,662	10,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three months ended March 31, 2017 and 2016, our comprehensive income for the three months ended March 31, 2017 and 2016, our financial position as of March 31, 2017 and our cash flows for the three months ended March 31, 2017 and 2016. The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the December 31, 2016 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718). We adopted the standard in the first quarter of fiscal year 2017. With this adoption, excess tax benefits related to stock-based compensation expense are reflected in our condensed consolidated statement of operations as a component of the provision for income taxes instead of additional paid-in capital in our condensed consolidated balance sheet. For the three months ended March 31, 2017, we recognized excess tax benefits of $21.3 million in our provision for income taxes. Excess tax benefits from share-based payment arrangements are classified as an operating activity in our condensed consolidated statement of cash flows in the same manner as other cash flows related to income taxes. We have elected to apply the standard on a prospective basis. In addition, we elected to continue to estimate expected forfeitures rather than as they occur to determine the amount of compensation cost to be recognized in each period.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," (Topic 740) which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We early adopted the standard in the first quarter of fiscal year 2017 by applying the modified retrospective approach. For the three months ended March 31, 2017, we recognized a $1.3 million decrease to retained earnings as a cumulative-effect adjustment.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB released ASU 2014-9, "Revenue from Contracts with Customers," (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We plan to adopt the standard in the first quarter of fiscal year 2018 by applying the full retrospective method. Our ability to adopt using the full retrospective method is dependent on the completion of our analysis of information necessary to restate prior period financial statements. We are continuing to assess the impact of the adoption of this update on our consolidated financial statements and related disclosures.

In April 2016, the FASB released ASU 2016-10, "Revenue from Contracts with Customers," to clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the principles for those areas of the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

In May 2016, the FASB released ASU 2016-12, "Revenue from Contracts with Customers," to address certain issues in the Topic 606 guidance on assessing the collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The ASU provides narrow-scope improvements and practical expedients to the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

In December 2016, the FASB released ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," to clarify certain aspects of guidance in the Topic 606 including its scope, disclosure requirements and contract cost accounting, while retaining the principles for those areas of the ASU 2014-9 issued in May 2014. The effective date and the transition requirement of the amendments in this update are the same as the effective date and transition requirements of Topic 606.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We plan to adopt the standard in the first quarter of fiscal year 2019 by electing practical expedients available in the standard. While we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, we expect the adoption will have a material increase in the assets and liabilities of our consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" (Topic 230). This FASB clarifies the presentation and classification of certain cash receipts and cash payments in the statements of cash flows. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash," which provides guidance to address the classification and presentation of changes in restricted cash in the statements of cash flows. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to clarify the definition of a business when evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a retrospective basis, early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," to simply the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis, early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of March 31, 2017 and December 31, 2016, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$42,160	$—	$—	$42,160
Corporate bonds	152,169	30	(107)	152,092
Municipal securities	3,853	—	(1)	3,852
U.S. government agency bonds	21,879	—	(16)	21,863
U.S. government treasury bonds	54,767	—	(28)	54,739
Certificates of deposit	9,787	—	—	9,787
Asset-backed securities	66	—	—	66
Total marketable securities, short-term	$284,681	$30	$(152)	$284,559

Long-term

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$11,295	$19	$(12)	$11,302
Corporate bonds	79,267	48	(65)	79,250
U.S. government treasury bonds	8,034	3	(15)	8,022
Total marketable securities, long-term	$98,596	$70	$(92)	$98,574

Short-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$42,397	$—	$(6)	$42,391
Corporate bonds	122,788	22	(121)	122,689
Municipal securities	5,852	—	(5)	5,847
U.S. government agency bonds	28,903	9	(4)	28,908
U.S. government treasury bonds	45,146	7	(7)	45,146
Certificates of deposit	6,000	—	—	6,000
Total marketable securities, short-term	$251,086	$38	$(143)	$250,981

Long-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$6,805	$—	$(16)	$6,789
Corporate bonds	40,889	8	(85)	40,812
U.S. government treasury bonds	12,016	5	(16)	12,005
Asset-backed securities	177	—	—	177
Total marketable securities, long-term	$59,887	$13	$(117)	$59,783
 Cash and cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of March 31, 2017 and December 31, 2016. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that have a maximum effective maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 9 months and 7 months as of March 31, 2017 and December 31, 2016, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
One year or less	$284,559	$250,981
Due in greater than one year	98,574	59,783
Total available for sale short-term and long-term marketable securities	$383,133	$310,764

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of March 31, 2017 and December 31, 2016.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, municipal securities, certificates of deposit, U.S. government agency bonds, asset-backed securities and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for our Level 2 investments. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. We did not hold any Level 2 liabilities as of March 31, 2017 and December 31, 2016.

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. Our Level 3 assets consist of long-term notes receivable and are included in other assets on our condensed consolidated balance sheet. In 2016, we entered into a long-term notes receivable for $2.0 million. As of March 31, 2017, the fair value of the long-term receivable was $2.1 million as compared to $2.0 million as of December 31, 2016, the change was recognized in our earnings during the first quarter of 2017. We did not hold any Level 3 liabilities as of March 31, 2017 and December 31, 2016.

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$141,256	$141,256	$—	$—
Commercial paper	20,026	—	20,026	—
U.S. government treasury bonds	5,521	5,521	—	—
Municipal securities	2,001	—	2,001	—
Short-term investments:
Commercial paper	42,160	—	42,160	—
Corporate bonds	152,092	—	152,092	—
Municipal securities	3,852	—	3,852	—
U.S. government agency bonds	21,863	—	21,863	—
U.S. government treasury bonds	54,739	54,739	—	—
Certificates of deposit	9,787	—	9,787	—
Asset-backed securities	66	—	66	—
Long-term investments:
U.S. government agency bonds	11,302	—	11,302	—
Corporate bonds	79,250	—	79,250	—
U.S. government treasury bonds	8,022	8,022	—	—
Prepaid expenses and other current assets:
Israeli funds	3,191	—	3,191	—
Other assets:
Long-term notes receivable	2,084	—	—	2,084
	$557,212	$209,538	$345,590	$2,084

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$87,179	$87,179	$—	$—
Commercial paper	2,499	—	2,499	—
Corporate bonds	750	—	750	—
Short-term investments:
Commercial paper	42,391	—	42,391	—
Corporate bonds	122,689	—	122,689	—
Municipal securities	5,847	—	5,847	—
U.S. government agency bonds	28,908	—	28,908	—
U.S. government treasury bonds	45,146	45,146	—	—
Certificates of deposit	6,000	—	6,000	—
Long-term investments:
U.S. government agency bonds	6,789	—	6,789	—
Corporate bonds	40,812	—	40,812	—
U.S. government treasury bonds	12,005	12,005	—	—
Asset-backed securities	177	—	177	—
Prepaid expenses and other current assets:
Israeli funds	2,956	—	2,956	—
Other assets:
Long-term notes receivable	2,047	—	—	2,047
	$406,195	$144,330	$259,818	$2,047

Derivative Financial Instruments

We have in the past and may in the future enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations associated with certain assets and liabilities. We had no foreign exchange forward contracts outstanding as of March 31, 2017 and no net gain or loss from the settlement of foreign currency forward contracts during the three months ended March 31, 2017. The net gain or loss on forward contracts was not material during the three months ended March 31, 2016. Certain investments in private companies contain embedded derivatives, which do not require bifurcation as we elected to measure these investments at fair value.

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$14,630	$9,793
Work in process	14,061	10,773
Finished goods	6,483	6,565
Total inventories	$35,174	$27,131

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and benefits	$56,292	$79,214
Accrued sales and marketing expenses	14,230	11,970
Accrued sales rebate	10,751	10,342
Accrued sales tax and value added tax	7,080	5,032
Accrued income taxes	4,760	4,210
Accrued professional fees	4,092	3,604
Accrued warranty	4,301	3,841
Other accrued liabilities	24,125	16,119
Total accrued liabilities	$125,631	$134,332

Warranty

We regularly review the accrued balances and update these balances based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Warranty accrual as of March 31, 2017 and 2016 consists of the following activity (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$3,841	$2,638
Charged to cost of revenues	1,822	816
Actual warranty expenditures	(1,362)	(750)
Balance at end of period	$4,301	$2,704

Note 4. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million, and account for this as an equity method investment. The investment is reported in our condensed consolidated balance sheet under equity method investments, and we record our proportional share of SDC's earnings or losses within equity in losses of investee in our condensed consolidated statement of operations. As of March 31, 2017, the balance of our equity method investments was $43.9 million.

Concurrently with the investment, on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. The term of the supply agreement expires on December 31, 2019. We commenced supplying aligners to SDC in October 2016. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment after eliminating outstanding intercompany transactions.

Note 5. Business Combinations

During the first quarter of 2017, we completed the acquisitions of certain of our distributors for the total estimated cash consideration of approximately $9.5 million including cash acquired. We preliminary recorded $1.9 million of net tangible liabilities, $8.2 million of identifiable intangible assets and $3.2 million of goodwill. The preliminary fair values of net tangible liabilities and identifiable intangible assets acquired are based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).

The goodwill is primarily related to the benefit we expect to obtain from direct sales as we believe that the transition from our distributor arrangements to a direct sales model will increase our net revenues in the region as we will experience higher average sales prices (“ASP”) compared to our discounted ASP under the distribution agreements. The goodwill is not deductible for tax purposes.

Pro forma results of operations for these acquisitions have not been presented as they are not material to our results of operations, either individually or in aggregate, for the three months ended March 31, 2017.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2017, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2016	$61,044
Goodwill from distributor acquisitions	3,247
Adjustments [1]	254
Balance as of March 31, 2017	$64,545
1 The adjustments to goodwill during the period were a result of foreign currency translation.

During the fourth quarter of fiscal 2016, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2017	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2017
Trademarks	15	$7,100	$(1,665)	$(4,179)	$1,256
Existing technology	13	12,600	(4,282)	(4,328)	3,990
Customer relationships	11	33,500	(13,284)	(10,751)	9,465
Reacquired rights[1]	3	7,500	(125)	—	7,375
Patents	8	6,316	(912)	—	5,404
Other	1	548	(136)	—	412
Total intangible assets		$67,564	$(20,404)	$(19,258)	$27,902

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2016	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2016
Trademarks	15	$7,100	$(1,631)	$(4,179)	$1,290
Existing technology	13	12,600	(4,141)	(4,328)	4,131
Customer relationships	11	33,500	(12,819)	(10,751)	9,930
Patents	8	6,316	(713)	—	5,603
Total intangible assets		$59,516	$(19,304)	$(19,258)	$20,954

1 The fair value of reacquired rights obtained from distributor acquisitions during the three months ended March 31, 2017 is valued using the income approach. In addition, we effectively settled the pre-existing relationship with the distributors by assessing whether the distributor agreements include favorable or unfavorable terms compared to current market rates. Based on the assessment, we determined that the distributor agreements had terms that are consistent with market rates and, therefore, no settlement gains or losses are recorded associated with the acquisitions during the three months ended March 31, 2017.

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2017 is as follows (in thousands):

Remainder of 2017	$4,713
2018	5,989
2019	5,873
2020	3,758
2021	3,339
Thereafter	4,230
Total	$27,902

Amortization for the three months ended March 31, 2017 was $1.4 million.

Note 7. Credit Facilities

The credit facility provides for a $50.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The credit facility requires us to comply with specific financial conditions and performance requirements. On February 10, 2017, we amended the credit facility and extended maturity date to March 22, 2018. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of March 31, 2017, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

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

Note 9. Commitments and Contingencies

Operating Leases

As of March 31, 2017, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2017	$10,113
2018	10,920
2019	8,930
2020	7,133
2021	6,481
Thereafter	9,170
Total minimum future lease payments	$52,747

Other Commitments

On July 25, 2016, we entered into a Loan and Security Agreement (the "Loan Agreement") with SmileDirectClub, LLC ("SDC") where we agreed to provide a loan of up to $15.0 million in one or more advances to SDC (the "Loan Facility"). Available advances under the Loan Facility are subject to a borrowing base of 80% of SDC's eligible accounts receivable, determined in accordance with the terms of the Loan Agreement, and the satisfaction of other customary conditions. The advances bear interest, paid quarterly, at the rate of 7% per annum. Advances that are repaid or prepaid may be reborrowed. All outstanding principal and accrued and unpaid interest on the advances are due and payable on July 25, 2021. SDC's obligations in respect of the Loan Agreement are collateralized by a security interest in substantially all of SDC's assets. As of March 31, 2017, $8.0 million of advances under the Loan Facility were issued and outstanding (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for more information on our investments in SDC).

We have entered into certain investments with a privately held company where we have committed to purchase up to $5.0 million in convertible promissory notes. The first convertible promissory note for $2.0 million was issued in July 2016 and is outstanding as of March 31, 2017. The remaining $3.0 million is conditioned upon achievement of various business milestones. The notes all mature on December 30, 2018 and accrue interest annually at 2.5%.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2017, we did not have any material indemnification claims that were probable or reasonably possible.

Note 10. Stockholders' Equity

Summary of Stock-Based Compensation Expense

As of March 31, 2017, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 6,982,718 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of net revenues	$925	$961
Selling, general and administrative	11,716	9,834
Research and development	2,171	1,729
Total stock-based compensation	$14,812	$12,524

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expenses were recognized as of December 31, 2015. Activity for the three months ended March 31, 2017 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	222	$14.90
Granted	—	—
Exercised	(82)	17.35
Cancelled or expired	(4)	18.16
Outstanding as of March 31, 2017	136	$13.33	1.35	$13,809
Vested and expected to vest at March 31, 2017	136	$13.33	1.35	$13,809
Exercisable at March 31, 2017	136	$13.33	1.35	$13,809

Restricted Stock Units (“RSUs”)

The fair value of nonvested RSUs is based on our closing stock price on the date of grant. A summary for the three months ended March 31, 2017 is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2016	1,789	$58.39
Granted	371	102.24
Vested and released	(689)	51.59
Forfeited	(19)	60.29
Nonvested as of March 31, 2017	1,452	$72.80	1.70	$166,598

As of March 31, 2017, the total unamortized compensation cost related to RSUs, net of estimated forfeitures, was $86.9 million, which we expect to recognize over a weighted average period of 2.6 years.

On an annual basis, we grant market-performance based restricted stock units (“MSUs”) to our executive officers. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period, generally two to three years, up to 200% of the MSUs initially granted.

The following table summarizes the MSU performance for the three months ended March 31, 2017 (in thousands, except years):

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2016	520	$60.49
Granted	201	87.11
Vested and released	(283)	49.51
Forfeited	(10)	64.50
Nonvested as of March 31, 2017	428	$78.53	1.72	$49,107

As of March 31, 2017, we expect to recognize $19.4 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.7 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of March 31, 2017, 821,770 shares remain available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	1.2	1.3
Expected volatility	26.1%	33.7%
Risk-free interest rate	0.9%	0.8%
Expected dividends	—	—
Weighted average fair value at grant date	$26.09	$19.96

As of March 31, 2017, there was $3.9 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 1.0 year.

Note 11. Common Stock Repurchase

April 2014 Repurchase Program

In April 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014 Repurchase Program") pursuant to which we may purchase up to $300.0 million of our common stock over the next three years.

During the three months ended March 31, 2017, we repurchased on the open market approximately 0.04 million shares of our common stock at an average price of $96.37 per share, including commission for an aggregate purchase price of approximately $3.8 million. All repurchased shares were retired. As of March 31, 2017, we completed our April 2014 Repurchase Program.

April 2016 Repurchase Program

On April 28, 2016, we announced that our Board of Directors had authorized an additional plan to repurchase up to $300.0 million of the Company's stock ("the April 2016 Repurchase Plan"). Any purchases under this stock repurchase program may be made, from time-to-time, pursuant to open market purchases (including pursuant to Rule 10b5-1 plans), privately-negotiated transactions, accelerated stock repurchases, block trades or derivative contracts or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. As of March 31, 2017, there were no repurchases under this plan. On May 2, 2017, we entered into an accelerated share repurchase ("ASR") to repurchase $50.0 million of our common stock (the "2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2017 ASR, less an agreed upon discount.

Note 12. Accounting for Income Taxes

Our provision (benefit) for income taxes was $(7.2) million and $12.4 million for the three months ended March 31, 2017 and 2016, respectively. This represents effective tax rates of (11.4)% and 23.4%, respectively. For the three months ended March 31, 2017, our effective tax rate differs from the statutory federal income tax rate of 35% as a result of recognition of excess tax benefits related to stock-based compensation and certain foreign earnings, primarily from the Netherlands and Costa Rica, which are subject to lower tax rates. For the three months ended March 31, 2016, our effective tax rate differs from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits.

The decrease in effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense along with certain of our foreign earnings being taxed at a lower rate relative to the U.S. federal statutory rate as a result of our international corporate restructuring. For the three months ended March 31, 2017, we recognized excess tax benefits of $21.3 million in our provision for income taxes.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

Our total gross unrecognized tax benefits, excluding interest and penalties, was $47.2 million and $46.4 million as of March 31, 2017 and December 31, 2016, respectively, all of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of March 31, 2017 was $2.5 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and the Netherlands. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2007. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2013.

On July 1, 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations, as well as realigned the ownership and use of intellectual property among our wholly-owned subsidiaries. We continue to anticipate that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in our foreign operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over time.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates expire over various years, starting in June 2017. We are seeking a renewal of these income tax incentives before they expire. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three months ended March 31, 2017, the reduction in income taxes was minimal primarily due to the new international corporate structure implemented on July 1, 2016. For the three months ended March 31, 2016, income taxes were reduced by $8.6 million representing a benefit to diluted net income per share of $0.11.

We maintain sufficient cash reserves in the U.S. and do not intend to repatriate our foreign earnings which have not already been subject to U.S. income tax. As a result, income taxes have not been provided on these foreign earnings.  If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes subject to an adjustment for foreign tax credits and foreign withholding taxes. We intend to use the undistributed earnings for local operating expansions and to meet local operating working capital needs. In addition, a significant amount of the cash earned by foreign subsidiaries is deployed to effect this international restructure.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$69,420	$40,546
Denominator:
Weighted-average common shares outstanding, basic	79,904	79,831
Dilutive effect of potential common stock	1,630	1,489
Total shares, diluted	81,534	81,320

Net income per share, basic	$0.87	$0.51
Net income per share, diluted	$0.85	$0.50

For the three months ended March 31, 2017 and 2016, the anti-dilutive effect on net income per share from RSUs, MSUs, and ESPP was not material.

Note 14. Segments and Geographical Information

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We report segment information based on the management approach. The management approach designates the internal reporting used by CODM for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues and gross profit. In the fourth quarter of 2016, management decided to change the way it internally assesses the performance of our reportable segments by including income from operations measure in the performance metrics. Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. Certain operating expenses are attributable to operating segments and each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Costs not specifically allocated to segment income from operations include various corporate expenses such as stock-based compensation and costs related to IT, facilities, human resources and accounting and finance, legal and regulatory, and other separately managed general and administrative costs outside the operating segments. We have included the new performance measure in the prior period presentation to conform to the current year's presentation.

We have grouped our operations into two reportable segments which are also our reporting units: Clear Aligner segment and Scanner segment.

•
Our Clear Aligner segment consists of our Invisalign System products along with our training and ancillary products for malocclusion. Clear Aligner segment also includes revenue from the sale of aligners to SDC under our supply agreement which is recorded after eliminating outstanding intercompany transactions.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended March 31,
Net revenues	2017	2016
Clear Aligner	$282,399	$219,698
Scanner	27,942	19,022
Total net revenues	$310,341	$238,720
Gross profit
Clear Aligner	$219,947	$172,067
Scanner	15,678	8,560
Total gross profit	$235,625	$180,627
Income from operations
Clear Aligner	$114,734	$96,650
Scanner	6,004	1,542
Unallocated corporate expenses	(59,065)	(44,858)
Total income from operations	$61,673	$53,334
Depreciation and amortization
Clear Aligner	$4,363	$3,152
Scanner	1,037	1,048
Unallocated corporate expenses	2,467	592
Total depreciation and amortization	$7,867	$4,792

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	Three Months Ended March 31,
	2017	2016
Total segment income from operations	$120,738	$98,192
Unallocated corporate expenses	(59,065)	(44,858)
Total income from operations	61,673	53,334
Interest and other income (expense), net	1,645	(427)
Net income before provision (benefit) for income taxes and equity in losses of investee	$63,318	$52,907

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues(1):
United States (2)	$183,273	$166,101
The Netherlands (2)	105,650	47,400
Other International	21,418	25,219
Total net revenues	$310,341	$238,720

(1) Net revenues are attributed to countries based on location of where revenue is recognized.
(2) Effective July 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations.

Tangible long-lived assets are presented below by geographic area (in thousands):

	March 31, 2017	December 31, 2016
Long-lived assets(1):
The Netherlands	$120,513	$111,515
United States	86,252	43,278
Mexico	17,952	17,918
Other International	6,975	2,456
Total long-lived assets	$231,692	$175,167

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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
The successful execution of our business strategy in 2017 and beyond may be affected by a number of other factors including:

•
New Products, Feature Enhancements and Technology Innovation. Product innovation drives greater treatment predictability and clinical applicability and ease of use for our customers which supports adoption of Invisalign in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign providers can more predictably treat the whole case, such as with our Invisalign "G-Series" of product innovations, including our more recent October 2016 release of Invisalign G7. Invisalign G7 delivers better upper lateral control, improved root control and features to address prevention of posterior open bites. In March 2017, we announced Invisalign Teen with mandibular advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This new offering combines the benefits of the most advanced clear aligner system in the world with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign Teen with mandibular advancement is now available in Canada and select EMEA countries (United Kingdom, Ireland, France, Spain, Czechoslovakia, Slovakia, Poland, Belgium, Luxembourg, the Netherlands), select APAC countries (China, Japan with select availability in Hong Kong, Macao, Singapore, Taiwan, Australia, New Zealand) and select LATAM countries (Argentina, Brazil, Chile, Colombia, Mexico). Invisalign Teen with mandibular advancement is pending 510(k) clearance and is not yet available in the United States. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the last 9 quarters are as follows:

*    Invisalign utilization rates = # of cases shipped divided by # of doctors cases were shipped to

◦	Total utilization in the first quarter of 2017 increased to 5.4 cases per doctor compared to 4.9 in the first quarter of 2016.

▪
North America: Utilization among our North American orthodontist customers reached an all time high of 12.6 cases per doctor in the first quarter of 2017 compared to 10.4 in the first quarter of 2016. The increase in North America orthodontist utilization reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence in the use of Invisalign such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization is 5.0 cases per doctor in the first quarter of 2017 compared to 4.7 in the first quarter of 2016. The International utilization reflects growth in both the Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") regions due to increasing adoption of the product and its ability to treat more complex cases.

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

•
Number of New Invisalign Doctors Trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2016, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 11,680 new Invisalign doctors, of which 60% were trained internationally. During the first quarter of 2017, we trained 3,260 new Invisalign doctors of which 980 were trained in North America and 2,280 in our International regions.

•
International Invisalign Growth. We will continue to focus our efforts towards increasing Invisalign adoption by dental professionals in our direct international markets. On a year over year basis, international Invisalign volume increased 41.3% driven primarily by strong performance in our APAC and in EMEA regions. In 2017, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international Invisalign revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration in this region (Refer to Item 1A Risk Factors - “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

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

•	Operating Expenses. We expect operating expenses to increase in 2017 due in part to:

◦	investments in international expansion in new country markets particularly in the APAC, Latin America and Middle East regions;

◦	investments in manufacturing to enhance our regional capabilities;

◦	increases in legal expenses primarily related to the continued protection of our intellectual property rights, including our patents;

◦	increases in sales and customer support resources; and

◦	product and technology innovation to address such things as treatment times, indications unique to teens and predictability.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•
Provision (benefit) for Income Taxes. We expect our effective tax rate may vary significantly from period to period as a result of adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," during the first quarter of 2017. The effective tax rate for the first quarter of 2017 was (11.4)% which included $21.3 million of excess tax benefits related to stock-based compensation compared to 23.4% in the first quarter of 2016 when the excess tax benefits in the same nature were reflected in additional paid-in-capital (Refer to Item 1A Risk Factors - “Our effective tax rate may vary significantly from period to period.” for information on related risk factor and Note 1 "Summary of Significant Accounting Policies" and Note 12 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for details on accounting treatment).

•	Stock Repurchases:

◦
April 2014 Repurchase Program. During the three months ended March 31, 2017, we repurchased $3.8 million of our common stock repurchase in the open market. As of March 31, 2017, we completed our April 2014 Repurchase Plan (Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Condensed Consolidated Financial Statements for details on stock repurchase program).

◦
April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. As of March 31, 2017, there were no repurchases under this plan. On May 2, 2017, we entered into an ASR to repurchase $50.0 million of our common stock (the "2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2017 ASR, less an agreed upon discount.

•
SmileDirectClub. We provided a revolving line of credit to SmileDirectClub, LLC ("SDC") of up to $15.0 million to fund their working capital and general corporate needs. As of March 31, 2017, $8.0 million under the Loan Facility was issued and outstanding. (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for details on accounting treatment). We expect the supply agreement to be incremental to revenue growth in 2017.

•
New Corporate Headquarters Office Purchase. We completed the purchase of our new headquarters on January 26, 2017 for the purchase price of $44.1 million. During the first quarter of 2017, we incurred $0.8 million related to the building improvements and expect to incur an additional $29.7 million during 2017.

Results of Operations

Net revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment

•
Our Clear Aligner segment consists of our Invisalign System includes Invisalign Full, Teen and Assist ("Comprehensive Products"), Express/Lite ("Non-Comprehensive Products"), Vivera retainers, along with our training and ancillary products for treating malocclusion ("Non-Case"). Clear Aligner segment also includes revenues from the sale of aligners to SDC under our supply agreement which commenced in the fourth quarter of 2016, which is recorded after eliminating outstanding intercompany transactions.

•
Our Scanner segment consists of intraoral scanning systems and additional services available with the intraoral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

Net revenues for our Clear Aligner and Scanner segment by region for the three months ended March 31, 2017 and 2016 is as follows (in millions):

	Three Months Ended March 31,
Net Revenues	2017	2016	Net Change	% Change
Clear Aligner revenues:
North America	$164.9	$135.7	$29.2	21.5%
International	99.6	69.9	29.7	42.5%
Non-case	17.9	14.1	3.8	27.0%
Total Clear Aligner net revenues	$282.4	$219.7	$62.7	28.5%
Scanner net revenues	27.9	19.0	8.9	46.8%
Total net revenues	$310.3	$238.7	$71.6	30.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
Region	2017	2016	Net Change	% Change
North America	136.1	110.5	25.6	23.2%
International	75.2	53.2	22.0	41.4%
Total case volume	211.3	163.7	47.6	29.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $71.6 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily as a result of case volume growth across all regions and products as well as increased non-case revenues.

Clear Aligner - North America

North America net revenues increased by $29.2 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to case volume growth across all channels and products which increased net revenues by $31.5 million. The increase was offset in part by lower average selling prices (“ASP”) which decreased net revenues by $2.3 million. ASP declined for the three months ended March 31, 2017 as compared to the same period in 2016 as a result of higher promotional discounts of $5.4 million as well as a shift in product mix towards lower priced products which decreased revenues by $3.7 million. These declines were partially offset by price increases on our Comprehensive Products effective April 1, 2016 which contributed $7.1 million to net revenues.

Clear Aligner - International

International net revenues increased by $29.7 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily driven by case volume growth across all channels and products which increased net revenues by $28.7 million and, to a lesser extent, higher ASP. The increase in ASP was primarily a result of price increases in our Comprehensive Products effective July 1, 2016 which contributed $3.0 million to net revenues as well as an increase in additional aligner revenue of $2.9 million. These increases were offset in part by the decline in foreign exchange rates of $3.2 million primarily due to the weakening of the Euro and British Pound to the U.S. dollar.

Clear Aligner - Non-Case

Non-case net revenues, consisting of training fees and ancillary product revenues, increased by $3.8 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to increased Vivera volume both in North America and International.

Scanner

Scanner net revenues increased $8.9 million for the three months ended March 31, 2017 as compared to the same period in 2016 due to an increase in both scanner and services net revenues. Scanner net revenues increased primarily as a result of an increase in the number of scanners recognized and, to a lesser extent, an increase in ASP. The increase in services net revenue was primarily due to an increase in the volume of CAD/CAM services resulting from a larger installed base of scanners.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Clear Aligner
Cost of net revenues	$62.5	$47.6	$14.9
% of net segment revenues	22.1%	21.7%
Gross profit	$219.9	$172.1	$47.8
Gross margin %	77.9%	78.3%
Scanner
Cost of net revenues	$12.3	$10.5	$1.8
% of net segment revenues	43.9%	55.0%
Gross profit	$15.8	$8.6	$7.2
Gross margin %	56.1%	45.0%
Total cost of net revenues	$74.7	$58.1	$16.6
% of net revenues	24.1%	24.3%
Gross profit	$235.6	$180.6	$55.0
Gross margin %	75.9%	75.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Cost of net revenues for our Clear Aligner and Scanner segments includes personnel-related costs including payroll and stock-based compensation for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment and facilities used in the production process, amortization of acquired intangible assets from Cadent and training costs.

Clear Aligner

The gross margin percentage for the three months ended March 31, 2017 declined as compared to the same period in 2016 primarily driven by a higher number of aligners per case which was partially offset by higher absorption as a result of increased production volumes.

Scanner

The gross margin for the three months ended March 31, 2017 increased compared to the same period in 2016 due to a higher ASP, a favorable product mix shift to our lower cost iTero Element scanner and lower service costs.

Selling, general and administrative (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Selling, general and administrative	$151.1	$112.2	$38.9
% of net revenues	48.7%	47.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense includes personnel-related costs including payroll, commissions and stock-based compensation, marketing and administration in addition to media and advertising expenses, clinical education, trade shows and industry events, product marketing, outside consulting services, legal expenses, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and IT.

Selling, general and administrative expense for the three months ended March 31, 2017 increased compared to the same period in 2016 primarily due to higher compensation related costs of $17.6 million mainly as a result of increased headcount. We also incurred higher expenses from advertising and marketing of $8.2 million, equipment and material costs of $5.5 million and outside services costs of $5.3 million.

Research and development (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Research and development	$22.8	$15.1	$7.7
% of net revenues	7.3%	6.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Research and development expense includes the personnel-related costs including payroll and stock-based compensation and outside consulting expenses associated with the research and development of new products and enhancements to existing products and allocations of corporate overhead expenses including facilities and IT.

Research and development expense for the three months ended March 31, 2017 increased compared to the same period in 2016 due to higher compensation costs as a result of increased headcount.

Income from operations (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Clear Aligner
Income from operations	$114.7	$96.7	$18.0
Operating margin %	40.6%	44.0%
Scanner
Income from operations	$6.0	$1.5	$4.5
Operating margin %	21.5%	8.1%
Total income from operations (1)	$61.7	$53.3	$8.4
Operating margin %	19.9%	22.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

(1) Refer to Note 14 "Segments and Geographical Information" of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to total income from operations.

Clear Aligner

Operating margin percentage for the three months ended March 31, 2017 declined compared to the same period in 2016 primarily due to higher compensation costs as a result of increased headcount, higher number of aligners manufactured per case and lower ASP.

Scanner

Operating margin percentage for the three months ended March 31, 2017 increased compared to the same period in 2016 due to a higher ASP, a favorable product mix shift to our lower cost iTero Element scanner and lower service costs. We also incurred lower operating expenses as a percentage of revenues as we leveraged our operating expenses on higher revenues.

Interest and other income (expenses), net (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Interest and other income (expenses), net	$1.6	$(0.4)	$2.0

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expenses), net, includes foreign currency revaluation gains and losses, interest income earned on cash, cash equivalents and investment balances, gains and losses on foreign currency forward contracts and other miscellaneous charges.

Interest and other income (expenses), net for the three months ended March 31, 2017 increased compared to the same period in 2016 mainly due to higher foreign exchange gains as a result of the Euro strengthening to the U.S. dollar.

Equity in losses of investee, net of tax (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Equity in losses of investee, net of tax	$1.1	$—	$1.1

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

We invested $46.7 million in SDC on July 25, 2016 and account for this investment based on the equity method of accounting. For the three months ended March 31, 2017, we recorded a $1.1 million charge representing our share of losses attributable to equity method investments (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Income tax (in millions):

	Three Months Ended March 31,
	2017	2016	Change
Provision (benefit) for income taxes	$(7.2)	$12.4	$(19.6)
Effective tax rates	(11.4)%	23.4%

Our provision (benefit) for income taxes was $(7.2) million and $12.4 million for the three months ended March 31, 2017 and 2016, respectively. This represents effective tax rates of (11.4)% and 23.4%, respectively. The decrease in effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense along with certain of our foreign earnings being taxed at a lower rate relative to the U.S. federal statutory rate as a result of our international corporate restructuring.For the three months ended March 31, 2017, we recognized excess tax benefits of $21.3 million in our provision for income taxes.

On July 1, 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations, as well as realigned the ownership and use of intellectual property among our wholly-owned subsidiaries. We continue to anticipate that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in our foreign operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over time.

In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates expire over various years, starting in June 2017. We are seeking a renewal of these income tax incentives before they expire. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three months ended March 31, 2017, the reduction in income taxes was minimal primarily due to the new international corporate structure implemented on July 1, 2016. For the three months ended March 31, 2016, income taxes were reduced by $8.6 million representing a benefit to diluted net income per share of $0.11 (Refer to Note 12 "Accounting for Income Taxes for details on income taxes).

Liquidity and Capital Resources

We fund our operations primarily from product sales and available cash and cash equivalents and marketable securities. As of March 31, 2017 and December 31, 2016, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$261,027	$389,275
Short-term marketable securities	284,559	250,981
Long-term marketable securities	98,574	59,783
Total	$644,160	$700,039

Cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$47,621	$30,680
Investing activities	(145,298)	(35,316)
Financing activities	(33,001)	(9,106)
Effect of exchange rate changes on cash and cash equivalents	2,430	446
Net decrease in cash and cash equivalents	$(128,248)	$(13,296)

As of March 31, 2017, we had $644.2 million in cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds, municipal securities, asset-backed securities and certificates of deposit.

As of March 31, 2017, approximately $421.5 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Stock Repurchases

Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Condensed Consolidated Financial Statements for details on stock repurchase program.

•
April 2014 Repurchase Program. During the three months ended March 31, 2017, we repurchased $3.8 million of our common stock repurchase in the open market. As of March 31, 2017, we completed our April 2014 Repurchase Plan (Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Condensed Consolidated Financial Statements for details on stock repurchase program).

•
April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. As of March 31, 2017, there were no repurchases under this plan. On May 2, 2017, we entered into an ASR to repurchase $50.0 million of our common stock (the "2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2017 ASR, less an agreed upon discount.

Operating Activities

For the three months ended March 31, 2017, cash flows from operations of $47.6 million resulted primarily from our net income of approximately $69.4 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $14.8 million related to equity incentive compensation granted to employees and directors,

•	Depreciation and amortization of $7.9 million related to our fixed assets and intangible assets, and

•	Net change in deferred tax assets of $7.8 million.

Significant changes in working capital

•Decrease of $39.7 million in accrued and other long-term liabilities due to timing of payments and activities,

•	Increase of $24.5 million in accounts receivable which is a result of the increase in net revenues, and

•	Increase of $11.7 million in deferred revenues corresponding to the increases in case shipments.

Investing Activities

Net cash used in investing activities was $145.3 million for the three months ended March 31, 2017 primarily consisted of purchases of marketable securities of $169.8 million, property and plant and equipment purchases of $59.6 million of which $44.1 million is related to new headquarters office purchase, $9.0 million paid for the acquisitions of certain of our distributors, net of cash and $8.0 million loan advance to privately held companies. These outflows were partially offset by maturities and sales of marketable securities of $98.7 million.

For the remainder of 2017, we expect to invest an additional $115.0 million to $125.0 million on capital expenditures primarily related to building improvements on our new corporate headquarters office and additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $33.0 million for the three months ended March 31, 2017 primarily resulting from payroll taxes paid for vesting of restricted stock units through share withholdings of $36.5 million. These outflows were offset in part by $7.3 million from proceeds due to issuance of common stock.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2016 as disclosed in our Annual Report on Form 10-K. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase program or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition (Refer to Note 9 "Commitments and Contingencies", of the Notes to Condensed Consolidated Financial Statements for details on commitments and contingencies).

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, goodwill and finite-lived assets and related impairment, and income taxes.  We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates.  Actual results could differ from those estimates.

We believe the following critical accounting policies and estimates affect our more significant judgments used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K for the year ended December 31, 2016:

•	Revenue Recognition;

•	Stock-Based Compensation Expense;

•	Goodwill and Finite-Lived Acquired Intangible Assets;

•	Impairment of Goodwill, Finite-Lived Acquired Intangible Assets and Long-Lived Assets; and

•	Accounting for Income Taxes.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2017, we had approximately $380.6 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We do not have interest bearing liabilities as of March 31, 2017 and therefore, we are not subject to risks from immediate interest rate increases.

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

We have in the past and may in the future enter into currency hedging transactions in an effort to cover some of our exposure to foreign currency exchange fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. As of March 31, 2017, we did not have any outstanding foreign exchange forward contracts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. Many of these manufacturers, including Danaher Corporation, Sirona Dental Systems, Inc., Dentsply International, Inc. and 3M, have substantially greater financial resources and manufacturing and marketing experience than we do. In addition, as a result of the expiration of certain key patents owned by us, commencing in 2017, we expect that these existing competitors as well as new entrants into the clear aligner market will begin offering an orthodontic system more similar to ours in the near future. Several of these competitors will likely have greater resources as well as the ability to leverage their existing channels in the dental market to compete directly with us, and therefore our share of the clear aligner market could decline which would likely have a material adverse effect on our business, results of operation and financial condition.  In addition, corresponding foreign patents will start to expire in 2018 which will likely result in increased competition in some of the markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we also face competition from companies that now offer clear aligner therapy directly to the consumer eliminating the need for the consumer to visit a dental office. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Our key production steps are performed in operations located outside of the U.S. At our facility in San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico, and we also have order acquisition for the EMEA region at our facility in Amsterdam, the Netherlands. In addition to the research and development efforts conducted in our North America facilities, we also carry out research and development in Moscow, Russia. We also have customer-care, accounts receivable, credit and collections, customer event registration and accounts payable organizations located at our facility in San Jose, Costa Rica. In addition, we have operations in Israel where the design and wand are assembled and our intraoral scanner is manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

Outside of North America, we currently sell our products in certain countries within Europe, Asia Pacific, Latin America and the Middle East and may expand into other countries from time to time. For sales of our products outside the U.S., we are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all, which could materially impact our international operations and adversely affect our business as a whole.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of March 31, 2017, we had issued 433 U.S. patents, 406 foreign issued patents, and 385 pending global patent applications.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions including our transition of further business operations into our new ERP software system, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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

In addition, as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify and discourage the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being proposed by the European Union. The U.S. requirements and any additional requirements in Europe could affect the sourcing and availability of metals used in the manufacture of a limited number of parts (if any) contained in our products. For example, these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

If compliance with healthcare regulations becomes costly and difficult for our customers or for us, we may not be able to grow our business.

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. In response to perceived increases in health care costs, Congress passed health care reform legislation that was signed into law in March 2010. This legislation contains many provisions designed to generate the revenues necessary to fund the coverage expansions. The most relevant of these provisions are those that impose fees or taxes on certain health-related industries, including medical device manufacturers.

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

We are subject to risks associated with our strategic investments. Impairments in the value of our investments and related loan could negatively impact our financial results.

We have invested in SmileDirectClub, LLC ("SDC") and other privately held companies for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Many of such companies generate net losses and the market for their products, services or technologies may be slow to develop. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments and related loan in SDC or other privately held companies have experienced a decline in value, we may be required to record impairments, which could be material and could have an adverse impact on our financial results.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock-based compensation, settlement of income tax audits, and changes in overall levels of pretax earnings. For example, for the three months ended March 31, 2017, we recorded $21.3 million of excess tax benefits related to stock-based compensation in our provision for income taxes pursuant to the adoption of ASU 2016-09, which had a favorable impact on our effective tax rate in the current quarter, resulting in a net tax provision benefit of $7.2 million and an effective tax rate of (11.4)%. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2013.

In addition, our tax rate may be impacted by tax holidays or incentives. In June 2009, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted a twelve year extension of certain income tax incentives, which were previously granted in 2002. The incentive tax rates will expire in various years beginning in 2017. We are seeking a renewal of these income tax incentives before they expire. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three months ended March 31, 2017, the new corporate structure implemented on July 1, 2016 had a minimal impact on income taxes. For the three months ended March 31, 2016, income taxes were reduced by $8.6 million representing a benefit to diluted net income per share of $0.11.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended March 31, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs (1)
January 1, 2017 through January 31, 2017	39,360	$96.37	39,360	$300,000,000
February 1, 2017 through February 28, 2017	—	$—	—	$300,000,000
March 1, 2017 through March 31, 2017	—	$—	—	$300,000,000

(1)Stock Repurchase Programs

•
April 2014 Repurchase Program. During the three months ended March 31, 2017, we repurchased $3.8 million of our common stock repurchase in the open market. As of March 31, 2017, we completed our April 2014 Repurchase Plan (Refer to Note 11 "Common Stock Repurchase" of the Notes to Condensed Consolidated Financial Statements for details on stock repurchase program).

•
April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. As of March 31, 2017, there were no repurchases under this plan. On May 2, 2017, we entered into an ASR to repurchase $50.0 million of our common stock (the "2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2017 ASR, less an agreed upon discount.

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

ALIGN TECHNOLOGY, INC.

May 4, 2017	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*