Form 10-Q
period 2017-06-30
ALIGN TECHNOLOGY INC
filed 2017-08-03
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 28, 2017 was 80,150,594.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$356,482	$269,362	$666,823	$508,082
Cost of net revenues	85,565	64,146	160,281	122,239
Gross profit	270,917	205,216	506,542	385,843
Operating expenses:
Selling, general and administrative	162,964	121,467	314,112	233,677
Research and development	24,384	18,613	47,188	33,696
Total operating expenses	187,348	140,080	361,300	267,373
Income from operations	83,569	65,136	145,242	118,470
Interest and other income (expense), net	3,212	125	4,857	(302)
Net income before provision for income taxes and equity in losses of investee	86,781	65,261	150,099	118,168
Provision for income taxes	15,387	15,113	8,164	27,474
Equity in losses of investee, net of tax	2,215	—	3,336	—
Net income	$69,179	$50,148	$138,599	$90,694

Net income per share:
Basic	$0.86	$0.63	$1.73	$1.14
Diluted	$0.85	$0.62	$1.70	$1.11
Shares used in computing net income per share:
Basic	80,188	79,951	80,047	79,891
Diluted	81,631	81,281	81,668	81,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$69,179	$50,148	$138,599	$90,694
Net change in foreign currency translation adjustment	1,199	83	740	(67)
Change in unrealized gains on investments, net of tax	27	323	42	1,475
Other comprehensive income	1,226	406	782	1,408
Comprehensive income	$70,405	$50,554	$139,381	$92,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$358,182	$389,275
Marketable securities, short-term	243,786	250,981
Accounts receivable, net of allowance for doubtful accounts and returns of $5,452 and $4,310, respectively	291,694	247,415
Inventories	35,133	27,131
Prepaid expenses and other current assets	74,427	38,176
Total current assets	1,003,222	952,978
Marketable securities, long-term	74,619	59,783
Property, plant and equipment, net	255,539	175,167
Equity method investments	41,724	45,061
Goodwill and intangible assets, net	91,308	81,998
Deferred tax assets	61,783	67,844
Other assets	22,992	13,320
Total assets	$1,551,187	$1,396,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,953	$28,596
Accrued liabilities	158,838	134,332
Deferred revenues	220,005	191,407
Total current liabilities	424,796	354,335
Income tax payable	44,581	45,133
Other long-term liabilities	3,522	1,294
Total liabilities	472,899	400,762
Commitments and contingencies (Note 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,144 and 79,553 issued and outstanding, respectively)	8	8
Additional paid-in capital	845,560	864,871
Accumulated other comprehensive income (loss), net	(156)	(938)
Retained earnings	232,876	131,448
Total stockholders’ equity	1,078,288	995,389
Total liabilities and stockholders’ equity	$1,551,187	$1,396,151
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,599	$90,694
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	6,145	(8,608)
Depreciation and amortization	16,743	9,885
Stock-based compensation	29,057	26,223
Net tax benefits from stock-based awards	—	9,811
Excess tax benefit from share-based payment arrangements	—	(10,697)
Equity in losses of investee	3,336	—
Other non-cash operating activities	5,837	7,041
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(52,038)	(38,433)
Inventories	(8,616)	(3,524)
Prepaid expenses and other assets	388	(5,025)
Accounts payable	4,410	(4,753)
Accrued and other long-term liabilities	(15,353)	4,446
Deferred revenues	29,580	29,787
Net cash provided by operating activities	158,088	106,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(8,953)	—
Purchase of property, plant and equipment	(78,045)	(39,025)
Purchase of marketable securities	(212,226)	(241,364)
Proceeds from maturities of marketable securities	173,094	210,693
Proceeds from sales of marketable securities	32,352	24,224
Loan advance to equity investee	(15,000)	—
Other investing activities	224	(6,031)
Net cash used in investing activities	(108,554)	(51,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,521	7,002
Common stock repurchases	(38,793)	(35,000)
Equity forward contract related to accelerated share repurchase	(15,000)	(15,000)
Excess tax benefit from share-based payment arrangements	—	10,697
Employees’ taxes paid upon the vesting of restricted stock units	(37,968)	(23,207)
Net cash used in financing activities	(84,240)	(55,508)
Effect of foreign exchange rate changes on cash and cash equivalents	3,613	156
Net decrease in cash and cash equivalents	(31,093)	(8)
Cash and cash equivalents, beginning of the period	389,275	167,714
Cash and cash equivalents, end of the period	$358,182	$167,706
SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable or accrued liabilities related to property, plant and equipment	20,291	10,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and six months ended June 30, 2017 and 2016, our comprehensive income for the three and six months ended June 30, 2017 and 2016, our financial position as of June 30, 2017 and our cash flows for the six months ended June 30, 2017 and 2016. The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the December 31, 2016 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Out of Period Adjustment

During the second quarter of 2017, we recorded an out of period adjustment that resulted in decrease in interest and other income (expense), net of $1.9 million and increase in accrued liabilities of $1.9 million. We do not believe the decrease of $1.9 million to net income related to the out of period adjustment is material to the Consolidated Financial Statements for the three and six months ended June 30, 2017 or to prior period's Consolidated Financial Statements.

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718). We adopted the standard in the first quarter of fiscal year 2017. With this adoption, excess tax benefits related to stock-based compensation expense are reflected in our condensed consolidated statement of operations as a component of the provision for income taxes instead of additional paid-in capital in our condensed consolidated balance sheet. During the six months ended June 30, 2017, we recognized excess tax benefits of $22.4 million in our provision for income taxes. Excess tax benefits from share-based payment arrangements are classified as an operating activity in our condensed consolidated statement of cash flows in the same manner as other cash flows related to income taxes. We have elected to apply the standard on a prospective basis. In addition, we elected to continue to estimate expected forfeitures rather than as they occur to determine the amount of compensation cost to be recognized in each period.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," (Topic 740) which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We early adopted the standard in the first quarter of fiscal year 2017 by applying the modified retrospective approach. During the first quarter of fiscal year 2017, we recognized a $1.3 million decrease to retained earnings as a cumulative-effect adjustment.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB released ASU 2014-9, "Revenue from Contracts with Customers," (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt the standard in the first quarter of fiscal year 2018 by applying the full retrospective method. Our ability to adopt using the full retrospective method is dependent on the completion of our analysis of information necessary to restate prior period financial statements. We are continuing to evaluate the accounting, transition and disclosure requirements of the standard and are in process of assessing the financial statement impact of adoption.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We plan to adopt the standard in the first quarter of fiscal year 2019 by electing practical expedients available in the standard. While we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, we expect the adoption will have a material increase to the assets and liabilities of our consolidated balance sheet.

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
In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of June 30, 2017 and December 31, 2016, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$32,965	$—	$—	$32,965
Corporate bonds	146,853	21	(97)	146,777
Municipal securities	3,286	—	—	3,286
U.S. government agency bonds	6,763	—	(7)	6,756
U.S. government treasury bonds	48,261	—	(50)	48,211
Certificates of deposit	5,791	—	—	5,791
Total marketable securities, short-term	$243,919	$21	$(154)	$243,786

Long-term

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$10,026	$13	$(6)	$10,033
Corporate bonds	57,558	49	(20)	57,587
U.S. government treasury bonds	7,019	—	(20)	6,999
Total marketable securities, long-term	$74,603	$62	$(46)	$74,619

Short-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$42,397	$—	$(6)	$42,391
Corporate bonds	122,788	22	(121)	122,689
Municipal securities	5,852	—	(5)	5,847
U.S. government agency bonds	28,903	9	(4)	28,908
U.S. government treasury bonds	45,146	7	(7)	45,146
Certificates of deposit	6,000	—	—	6,000
Total marketable securities, short-term	$251,086	$38	$(143)	$250,981
Long-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$6,805	$—	$(16)	$6,789
Corporate bonds	40,889	8	(85)	40,812
U.S. government treasury bonds	12,016	5	(16)	12,005
Asset-backed securities	177	—	—	177
Total marketable securities, long-term	$59,887	$13	$(117)	$59,783
 Cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of June 30, 2017 and December 31, 2016. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and six months ended June 30, 2017 and 2016. For the three and six months ended June 30, 2017 and 2016, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that have a maximum effective maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 8 months and 7 months as of June 30, 2017 and December 31, 2016, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
One year or less	$243,786	$250,981
Due in greater than one year	74,619	59,783
Total available for sale short-term and long-term marketable securities	$318,405	$310,764

Fair Value Measurements

We measure the fair value of financial assets as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the GAAP fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value:

Level 1 — Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of June 30, 2017 and December 31, 2016.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, municipal securities, certificates of deposit, U.S. government agency bonds and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for our Level 2 investments. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. We did not hold any Level 2 liabilities as of June 30, 2017 and December 31, 2016.

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. Certain investments in private companies contain embedded derivatives, which do not require bifurcation as we elected to measure these investments at fair value. Our Level 3 assets consist of long-term notes receivable. We did not hold any Level 3 liabilities as of June 30, 2017 and December 31, 2016.

The following table summarizes the reconciliation of assets measured and recorded at fair value on a recurring basis using significant unobservable inputs Level 3 (in thousands):

Long-term Notes Receivable
Balance as of December 31, 2016	$2,047
Additional note receivable issued	2,000
Accrued interest receivable	28
Change in fair value recognized in earnings (losses)	(12)
Balance as of June 30, 2017	$4,063

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$199,302	$199,302	$—	$—
Commercial paper	26,282	—	26,282	—
Corporate bonds	3,381	—	3,381	—
U.S. government treasury bonds	2,995	2,995	—	—
U.S. government agency bonds	4,989	—	4,989	—
Short-term investments:
Commercial paper	32,965	—	32,965	—
Corporate bonds	146,777	—	146,777	—
Municipal securities	3,286	—	3,286	—
U.S. government agency bonds	6,756	—	6,756	—
U.S. government treasury bonds	48,211	48,211	—	—
Certificates of deposit	5,791	—	5,791	—
Long-term investments:
U.S. government agency bonds	10,033	—	10,033	—
Corporate bonds	57,587	—	57,587	—
U.S. government treasury bonds	6,999	6,999	—	—
Prepaid expenses and other current assets:
Israeli funds	3,411	—	3,411	—
Other assets:
Long-term notes receivable	4,063	—	—	4,063
	$562,828	$257,507	$301,258	$4,063

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$87,179	$87,179	$—	$—
Commercial paper	2,499	—	2,499	—
Corporate bonds	750	—	750	—
Short-term investments:
Commercial paper	42,391	—	42,391	—
Corporate bonds	122,689	—	122,689	—
Municipal securities	5,847	—	5,847	—
U.S. government agency bonds	28,908	—	28,908	—
U.S. government treasury bonds	45,146	45,146	—	—
Certificates of deposit	6,000	—	6,000	—
Long-term investments:
U.S. government agency bonds	6,789	—	6,789	—
Corporate bonds	40,812	—	40,812	—
U.S. government treasury bonds	12,005	12,005	—	—
Asset-backed securities	177	—	177	—
Prepaid expenses and other current assets:
Israeli funds	2,956	—	2,956	—
Other assets:
Long-term notes receivable	2,047	—	—	2,047
	$406,195	$144,330	$259,818	$2,047

Derivative Financial Instruments

We have in the past and may in the future enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations associated with certain assets and liabilities. We had no foreign exchange forward contracts outstanding as of June 30, 2017 and no net gain or loss from the settlement of foreign currency forward contracts during the three and six months ended June 30, 2017. The net gain or loss on forward contracts was not material during the three and six months ended June 30, 2016.

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$13,258	$9,793
Work in process	13,848	10,773
Finished goods	8,027	6,565
Total inventories	$35,133	$27,131

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and benefits	$74,179	$79,214
Accrued sales and marketing expenses	15,402	11,970
Accrued sales rebate	11,959	10,342
Accrued sales tax and value added tax	10,211	5,032
Accrued professional fees	7,139	3,604
Accrued income taxes	7,003	4,210
Accrued warranty	5,028	3,841
Other accrued liabilities	27,917	16,119
Total accrued liabilities	$158,838	$134,332

Warranty

We regularly review the accrued balances and update these balances based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Warranty accrual as of June 30, 2017 and 2016 consists of the following activity (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$3,841	$2,638
Charged to cost of revenues	3,690	1,993
Actual warranty expenditures	(2,503)	(1,801)
Balance at end of period	$5,028	$2,830

Note 4. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million. The investment is accounted for under an equity method investment and the investee, SDC, is considered a related party. The investment is reported in our Condensed Consolidated Balance Sheet under equity method investments, and we recorded our proportional share of SDC's losses within equity in losses of investee, net of tax, in our Condensed Consolidated Statement of Operations. As of June 30, 2017, the balance of our equity method investments was $41.7 million.

On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. As a result of this purchase, we now hold a 19% equity interest in SDC on a fully diluted basis.

Concurrently with the investment on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. The term of the supply agreement expires on December 31, 2019. We commenced supplying aligners to SDC in October 2016. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment after eliminating outstanding intercompany transactions (Refer to Note 9 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for information on the Loan and Security Agreement with SDC).

Note 5. Business Combinations

During the first quarter of 2017, we completed the acquisitions of certain of our distributors for the total estimated cash consideration of approximately $9.5 million including cash acquired. We preliminarily recorded $1.9 million of net tangible liabilities, $8.2 million of identifiable intangible assets and $3.2 million of goodwill. The preliminary fair values of net tangible liabilities and identifiable intangible assets acquired are based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).

The goodwill is primarily related to the benefit we expect to obtain from direct sales as we believe that the transition from our distributor arrangements to a direct sales model will increase our net revenues in the region as we will experience higher average sales prices (“ASP”) compared to our discounted ASP under the distribution agreements. The goodwill is not deductible for tax purposes.

Pro forma results of operations for these acquisitions have not been presented as they are not material to our results of operations, either individually or in aggregate, for the three and six months ended June 30, 2017.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2017, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2016	$61,044
Goodwill from distributor acquisitions	3,247
Adjustments [1]	234
Balance as of June 30, 2017	$64,525
1 The adjustments to goodwill during the period were related to foreign currency translation and purchase accounting adjustments within the measurement period.

During the fourth quarter of fiscal 2016, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2017	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2017
Trademarks	15	$7,100	$(1,699)	$(4,179)	$1,222
Existing technology	13	12,600	(4,423)	(4,328)	3,849
Customer relationships	11	33,500	(13,750)	(10,751)	8,999
Reacquired rights[1]	3	7,500	(289)	—	7,211
Patents	8	6,316	(1,109)	—	5,207
Other	2	618	(323)	—	295
Total intangible assets		$67,634	$(21,593)	$(19,258)	$26,783

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2016	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2016
Trademarks	15	$7,100	$(1,631)	$(4,179)	$1,290
Existing technology	13	12,600	(4,141)	(4,328)	4,131
Customer relationships	11	33,500	(12,819)	(10,751)	9,930
Patents	8	6,316	(713)	—	5,603
Total intangible assets		$59,516	$(19,304)	$(19,258)	$20,954

1 The fair value of reacquired rights obtained from distributor acquisitions during the the first quarter of fiscal year 2017 is valued using the income approach. In addition, we effectively settled the pre-existing relationship with the distributors by assessing whether the distributor agreements include favorable or unfavorable terms compared to current market rates. Based on the assessment, we determined that the distributor agreements had terms that are consistent with market rates and, therefore, no settlement gains or losses are recorded associated with the acquisitions during the first quarter of fiscal year 2017.

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2017 is as follows (in thousands):

Remainder of 2017	$3,543
2018	6,002
2019	5,887
2020	3,772
2021	3,349
Thereafter	4,230
Total	$26,783

Amortization for the six months ended June 30, 2017 was $3.2 million.

Note 7. Credit Facilities

The credit facility provides for a $50.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The credit facility requires us to comply with specific financial conditions and performance requirements. On February 10, 2017, we amended the credit facility and extended the maturity date to March 22, 2018. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of June 30, 2017, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements. On July 24, 2017, we amended the credit facility's negative covenants to allow for 1) the Costa Rica Building Purchase; 2) the SDC Additional Equity Interest; and 3) the SDC Loan Amendment (Refer to Note 9 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for information on the SDC Additional Equity Interest and Refer to Note 9 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for information on the Costa Rica Building Purchase and SDC Loan Amendment).

Note 8. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s former President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Briefing for the appeal was completed in May 2015 and the Ninth Circuit held oral arguments in October 2016. On May 5, 2017, the Ninth Circuit affirmed the district court's dismissal of the complaint. Plaintiff filed a request for rehearing that was denied by the Ninth Circuit on June 14, 2017. Plaintiff has 90 days following the June 14 Order to file a petition for a writ of certiorari with the United States Supreme Court. Align intends to continue to vigorously defend itself against these allegations. Align is currently unable to predict whether the Plaintiff will file for a writ of certiorari and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align’s current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorneys’ fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an Order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action. On October 14, 2014, an Order was entered staying this derivative lawsuit until a ruling by the Ninth Circuit in the Securities Action discussed above. On June 28, 2017, the Court entered an Order dismissing this action with prejudice pursuant to a joint stipulation between the parties.

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

Note 9. Commitments and Contingencies

Operating Leases

As of June 30, 2017, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2017	$7,638
2018	12,479
2019	10,217
2020	7,769
2021	6,703
Thereafter	9,274
Total minimum future lease payments	$54,080

Other Commitments

On July 25, 2016, we entered into a Loan and Security Agreement (the "Loan Agreement") with SmileDirectClub, LLC ("SDC") where we agreed to provide a loan of up to $15.0 million in one or more advances to SDC (the "Loan Facility"). On July 24, 2017, we amended the Loan Agreement with SDC to increase the line of credit up to $30.0 million. Available advances under the Loan Facility are subject to a borrowing base of 80% of SDC's eligible accounts receivable, determined in accordance with the terms of the Loan Agreement, and the satisfaction of other customary conditions. The advances bear interest, paid quarterly, at the rate of 7% per annum. Advances that are repaid or prepaid may be reborrowed. All outstanding principal and accrued and unpaid interest on the advances are due and payable on July 25, 2021. SDC's obligations in respect of the Loan Agreement are collateralized by a security interest in substantially all of SDC's assets. As of June 30, 2017, $15.0 million of advances under the Loan Facility were issued and outstanding (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for more information on our investments in SDC).

We have entered into certain investments with a privately held company where we have committed to purchase up to $5.0 million in convertible promissory notes. The first convertible promissory note was issued on July 14, 2016 for $2.0 million and a second convertible promissory note was issued on June 5, 2017 for $2.0 million. Both notes are outstanding as of June 30, 2017. The remaining $1.0 million available is conditioned upon achievement of various business milestones. The notes all mature on December 30, 2018 and accrue interest annually at 2.5%.

On June 30, 2017, we entered into a non-cancelable Addendum to the Master Subscription Agreement with a software company to renew our software license subscription for the total price of $50.0 million over the next three years starting on January 1, 2018.

On July 24, 2017, we entered into a Purchase and Sale Agreement (the "Purchase Agreement") with Belen Business Center CR, S.A. ("Seller") to purchase the building located in the Republic of Costa Rica (the "Property") for a purchase price of $26.1 million. On July 28, 2017, $5.2 million was deposited into escrow. We have a right to inspect the Property until August 15, 2017 ("Due Diligence Period") and if we decide to terminate the Purchase Agreement during the Due Diligence Period, the deposit will be refunded to us in full.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2017, we did not have any material indemnification claims that were probable or reasonably possible.

Note 10. Stockholders' Equity

Summary of Stock-Based Compensation Expense

As of June 30, 2017, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 6,937,078 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of net revenues	$768	$932	$1,693	$1,893
Selling, general and administrative	11,218	10,843	22,934	20,677
Research and development	2,259	1,924	4,430	3,653
Total stock-based compensation	$14,245	$13,699	$29,057	$26,223

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expenses were recognized as of December 31, 2015. Activity for the six months ended June 30, 2017 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	222	$14.90
Exercised	(101)	16.53
Cancelled or expired	(4)	18.16
Outstanding as of June 30, 2017	117	$13.39	1.17	$16,049
Vested and expected to vest at June 30, 2017	117	$13.39	1.17	$16,049
Exercisable at June 30, 2017	117	$13.39	1.17	$16,049

Restricted Stock Units (“RSUs”)

The fair value of nonvested RSUs is based on our closing stock price on the date of grant. A summary for the six months ended June 30, 2017 is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2016	1,789	$58.39
Granted	422	106.12
Vested and released	(761)	53.18
Forfeited	(46)	64.34
Nonvested as of June 30, 2017	1,404	75.37	1.54	$210,814

As of June 30, 2017, we expect to recognize $82.5 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.5 years.

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

The following table summarizes the MSU performance for the six months ended June 30, 2017 (in thousands, except years):

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2016	520	$60.49
Granted	201	88.80
Vested and released	(283)	53.11
Forfeited	(10)	64.50
Nonvested as of June 30, 2017	428	78.53	1.47	$64,266

As of June 30, 2017, we expect to recognize $17.1 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.5 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2017, 821,770 shares remain available for future issuance.

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

As of June 30, 2017, there was $2.8 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.7 year.

Note 11. Common Stock Repurchase

April 2014 Repurchase Program

In April 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014 Repurchase Plan") pursuant to which we may purchase up to $300.0 million of our common stock over the next three years.

During the first quarter of 2017, we repurchased on the open market approximately 0.04 million shares of our common stock at an average price of $96.37 per share, including commission for an aggregate purchase price of approximately $3.8 million. All repurchased shares were retired. As of March 31, 2017, the April 2014 Repurchase Program was completed.

April 2016 Repurchase Program

In April 2016, we announced that our Board of Directors had authorized an additional plan to repurchase up to $300.0 million of the Company's stock ("April 2016 Repurchase Program").

On May 2, 2017, we entered into an accelerated share repurchase ("ASR") to repurchase $50.0 million of our common stock ("2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market price of $134.12, which were retired. The remaining $15.0 million was recorded as an equity forward contract and was included in additional paid-in capital in stockholders' equity in the Condensed Consolidated Balance Sheet as of June 30, 2017. The $15.0 million equity forward contract will be settled at the completion of the ASR in August 2017. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the 2017 ASR, less an agreed upon discount.

Note 12. Accounting for Income Taxes

Our provision for income taxes was $15.4 million and $15.1 million for the three months ended June 30, 2017 and 2016, respectively, representing effective tax rates of 17.7% and 23.2%, respectively. For the three months ended June 30, 2017, our effective tax rate differs from the statutory federal income tax rate of 35% mainly as a result of certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates. For the three months ended June 30, 2016, our effective tax rate differs from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits. The decrease in effective tax rate for the three months ended June 30, 2017 compared to the same period in 2016 is primarily attributable to a $2.5 million tax benefit from the favorable resolution of our unrecognized tax benefits in one of our foreign jurisdictions during the quarter ended June 30, 2017.

Our provision for income taxes was $8.2 million and $27.5 million for the six months ended June 30, 2017 and 2016, respectively, representing effective tax rates of 5.4% and 23.2%, respectively. For the six months ended June 30, 2017, our effective tax rate differs from the statutory federal income tax rate of 35% mainly as a result of certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates and due to the recognition of excess tax benefits related to stock-based compensation in accordance with the adoption of ASU 2016-09. For the six months ended June 30, 2016, our effective tax rate differs from the statutory federal income tax rate of 35% due to certain foreign earnings, primarily from Costa Rica, which are subject to a lower tax rate, state income tax expense, the tax impact of certain stock-based compensation charges and unrecognized tax benefits. The decrease in effective tax rate for the six months ended June 30, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 in the first quarter of fiscal year 2017, which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense.

For the three and six months ended June 30, 2017, we recognized excess tax benefits of $1.1 million and $22.4 million, respectively, in our provision for income taxes.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

Our total gross unrecognized tax benefits, excluding interest and penalties, was $45.6 million and $46.4 million as of June 30, 2017 and December 31, 2016, respectively, all of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of June 30, 2017 was $2.3 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period, which was originally granted in 2002 and was set to expire in June 2017. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three and six months ended June 30, 2017, the reduction in income taxes was minimal primarily due to the new international corporate structure implemented on July 1, 2016. For the three and six months ended June 30, 2016, income taxes were reduced by $8.6 million and $17.2 million representing a benefit to diluted net income per share of $0.11 and $0.21, respectively.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended, June 30,
	2017	2016	2017	2016
Numerator:
Net income	$69,179	$50,148	$138,599	$90,694
Denominator:
Weighted-average common shares outstanding, basic	80,188	79,951	80,047	79,891
Dilutive effect of potential common stock	1,443	1,330	1,621	1,549
Total shares, diluted	81,631	81,281	81,668	81,440

Net income per share, basic	$0.86	$0.63	$1.73	$1.14
Net income per share, diluted	$0.85	$0.62	$1.70	$1.11

For the three and six months ended June 30, 2017 and 2016, the anti-dilutive effect on net income per share from RSUs, MSUs, and ESPP was not material.

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

We have grouped our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

◦	Comprehensive Products include our Invisalign Full, Teen and Assist products.

◦
Non-Comprehensive Products include our Express/Lite products in addition to revenues from the sale of aligners to SmileDirectClub (“SDC”) under our supply agreement, which commenced in the fourth quarter of 2016.  Revenue from SDC is recorded after eliminating outstanding intercompany transactions.

◦	Non-Case includes our Vivera retainers along with our training and ancillary products for treating malocclusion.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues	2017	2016	2017	2016
Clear Aligner	$321,036	$243,436	$603,435	$463,134
Scanner	35,446	25,926	63,388	44,948
Total net revenues	$356,482	$269,362	$666,823	$508,082
Gross profit
Clear Aligner	$250,814	$191,326	$470,761	$363,393
Scanner	20,103	13,890	35,781	22,450
Total gross profit	$270,917	$205,216	$506,542	$385,843
Income from operations
Clear Aligner	$133,916	$107,709	$248,650	$204,358
Scanner	8,795	6,814	14,799	8,356
Unallocated corporate expenses	(59,142)	(49,387)	(118,207)	(94,244)
Total income from operations	$83,569	$65,136	$145,242	$118,470
Depreciation and amortization
Clear Aligner	$5,600	$3,470	$9,963	$6,622
Scanner	1,082	1,044	2,119	2,092
Unallocated corporate expenses	2,194	579	4,661	1,171
Total depreciation and amortization	$8,876	$5,093	$16,743	$9,885

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment income from operations	$142,711	$114,523	$263,449	$212,714
Unallocated corporate expenses	(59,142)	(49,387)	(118,207)	(94,244)
Total income from operations	83,569	65,136	145,242	118,470
Interest and other income (expense), net	3,212	125	4,857	(302)
Net income before provision for income taxes and equity in losses of investee	$86,781	$65,261	$150,099	$118,168

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues(1):
United States (2)	$207,021	$182,322	$390,294	$348,423
The Netherlands (2)	124,321	56,598	229,971	103,998
Other International	25,140	30,442	46,558	55,661
Total net revenues	$356,482	$269,362	$666,823	$508,082

(1) Net revenues are attributed to countries based on location of where revenue is recognized.
(2) Effective July 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations.

Tangible long-lived assets are presented below by geographic area (in thousands):

	June 30, 2017	December 31, 2016
Long-lived assets(1):
The Netherlands	$127,980	$111,515
United States	103,207	43,278
Mexico	18,073	17,918
Other International	6,279	2,456
Total long-lived assets	$255,539	$175,167

(1) Long-lived assets are attributed to countries based on entity that owns the assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of establishing regional order acquisition and treatment planning facilities, as well as the anticipated timing of such facilities being operational, our expectations regarding the continued expansion of our international markets, the level of our operating expenses and gross margins, our expectation that the SmileDirectClub, LLC transaction will be incremental to revenue growth in 2017, and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
The successful execution of our business strategy in 2017 and beyond may be affected by a number of other factors including:

•
New Products, Feature Enhancements and Technology Innovation. Product innovation drives greater treatment predictability and clinical applicability and ease of use for our customers which supports adoption of Invisalign treatment in their practices. Increasing applicability and treating more complex cases requires that we move away from individual features to more comprehensive solutions so that Invisalign-trained providers can more predictably treat the whole case, such as with our Invisalign "G-Series" of product innovations, including the October 2016 release of Invisalign G7. Invisalign G7 delivers better upper lateral control, improved root control and features to address prevention of posterior open bites. In March 2017, we announced Invisalign Teen with mandibular advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This new offering combines the benefits of the most advanced clear aligner system in the world with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign Teen with mandibular advancement is now available in Canada, certain Europe, Middle East and Africa ("EMEA") countries (United Kingdom, Ireland, France, Spain, Czech Republic, Slovakia, Poland, Belgium, Luxembourg, the Netherlands), Asia Pacific ("APAC") countries (China, Japan with select availability in Hong Kong, Macao, Singapore, Taiwan, Australia, New Zealand) and Latin America ("LATAM") countries (Argentina, Brazil, Chile, Colombia, Mexico). Invisalign Teen with mandibular advancement is pending 510(k) clearance and is not yet available in the United States. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the last 9 quarters are as follows:

*    Invisalign utilization rates = # of cases shipped divided by # of doctors cases were shipped to

◦	Total utilization in the second quarter of 2017 increased to 5.6 cases per doctor compared to 5.1 in the second quarter of 2016.

▪
North America: Utilization among our North American orthodontist customers reached an all time high of 13.6 cases per doctor in the second quarter of 2017 compared to 10.7 in the second quarter of 2016. The increase in North America orthodontist utilization reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign Clear Aligners more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization is 5.2 cases per doctor in the second quarter of 2017 compared to 5.0 in the second quarter of 2016. The International utilization reflects growth in both the EMEA and APAC regions due to increasing adoption of the product due in part to its ability to treat more complex cases.

We expect that over the long-term, our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign; however, we expect that our utilization rates may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of New Invisalign Doctors Trained.  We continue to expand our Invisalign customer base through the training of new doctors. In 2016, Invisalign Clear Aligner growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 11,680 new Invisalign doctors, of which 60% were trained internationally. During the second quarter of 2017, we trained 4,875 new Invisalign doctors of which 1,620 were trained in North America and 3,255 in our International regions.

•
International Invisalign Growth. We will continue to focus our efforts towards increasing Invisalign adoption by dental professionals in our direct international markets. On a year over year basis, international Invisalign Clear Aligner volume increased 37.4% driven primarily by strong performance in our APAC and EMEA regions. In 2017, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international Invisalign revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration of these regions (Refer to Item 1A Risk Factors - “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Regional Order Acquisition and Treatment Planning Facilities: We will continue to establish and expand additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency and provide doctors with a great experience to further improve their confidence in using Invisalign Clear Aligners to treat more patients and more often. In June, we opened a new treatment planning facility in Chengdu, China which services and supports our customers within China. We also plan on opening a treatment planning facility to support our EMEA customers in Cologne, Germany in the third quarter of 2017. On July 24, 2017, we entered into a Purchase and Sale Agreement with Belen Business Center CR, S.A. to purchase a new Costa Rica treatment planning facility for $26.1 million. (Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.” for information on related risk factors and Refer to Note 9 "Commitments and Contingencies" of the Notes of Condensed Consolidated Financial Statements for more information on the Purchase Agreement).

•	Operating Expenses. We expect operating expenses to increase in 2017 due in part to:

◦	investments in international expansion in new country markets particularly in the APAC, Latin America and Middle East regions;

◦	investments in manufacturing to enhance our regional order acquisition and treatment planning capabilities;

◦	increases in legal expenses primarily related to the continued protection of our intellectual property rights, including our patents;

◦	increases in sales and customer support resources; and

◦	product and technology innovation to address such things as treatment times, indications unique to teens and predictability.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•	Stock Repurchases:

◦
April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. On May 2, 2017, we entered into an ASR to repurchase $50.0 million of our common stock ("2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market price of $134.12, which were retired. The remaining $15.0 million was recorded as an equity forward contract and was included in additional paid-in capital in stockholders' equity in the Condensed Consolidated Balance Sheet as of June 30, 2017. The $15.0 million equity forward contract will be settled at the completion of the ASR in August 2017. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the 2017 ASR, less an agreed upon discount.

•
SmileDirectClub. We have provided a revolving line of credit to SmileDirectClub, LLC ("SDC") of up to $15.0 million to fund their working capital and general corporate needs. As of June 30, 2017, $15.0 million under the Loan Facility was issued and outstanding. On July 24, 2017, we increased the revolving line of credit to $30.0 million. In addition, on July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. As a result of this purchase, we now hold a 19% equity interest in SDC on a fully diluted basis (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for details on accounting treatment). Additionally, we expect the supply agreement to be incremental to revenue growth in 2017.

•
New Corporate Headquarters Office Purchase. We completed the purchase of our new headquarters on January 26, 2017 for the purchase price of $44.1 million. During the six months of 2017, we incurred $15.7 million related to the building improvements and expect to incur an additional $15.6 million during third quarter of fiscal year 2017.

Results of Operations

Net revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

◦	Comprehensive Products include our Invisalign Full, Teen and Assist products.

◦
Non-Comprehensive Products include our Express/Lite products in addition to revenues from the sale of aligners to SmileDirectClub (“SDC”) under our supply agreement, which commenced in the fourth quarter of 2016.  Revenue from SDC is recorded after eliminating outstanding intercompany transactions.

◦	Non-Case includes our Vivera retainers along with our training and ancillary products for treating malocclusion.

•
Our Scanner segment consists of intraoral scanning systems and additional services available with the intraoral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

Net revenues for our Clear Aligner and Scanner segment by region for the three and six months ended June 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2017	2016	Net Change	% Change	2017	2016	Net Change	% Change
Clear Aligner revenues:
North America	$186.5	$143.9	$42.6	29.6%	$351.4	$279.6	$71.8	25.7%
International	114.0	83.7	30.3	36.2%	213.6	153.6	60.0	39.1%
Non-case	20.6	15.8	4.8	30.4%	38.5	29.9	8.6	28.8%
Total Clear Aligner net revenues	$321.0	$243.4	$77.6	31.9%	$603.4	$463.0	$140.4	30.3%
Scanner net revenues	35.4	26.0	9.4	36.2%	63.4	45.0	18.4	40.9%
Total net revenues	$356.5	$269.4	$87.1	32.3%	$666.8	$508.1	$158.7	31.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2017	2016	Net Change	% Change	2017	2016	Net Change	% Change
North America	154.6	114.9	39.7	34.6%	290.8	225.4	65.4	29.0%
International	85.4	62.1	23.3	37.5%	160.6	115.3	45.3	39.3%
Total case volume	240.0	177.0	63.0	35.6%	451.3	340.7	110.6	32.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2017, total net revenues increased by $87.1 million and $158.7 million as compared to the same periods in 2016 primarily as a result of case volume growth across all regions and products as well as increased non-case revenues.

Clear Aligner - North America

For the three months ended June 30, 2017, North America net revenues increased by $42.6 million as compared to the same period in 2016 primarily due to case volume growth across all channels and products which increased net revenues by $49.8 million. This increase was offset in part by lower average selling prices (“ASP”) which decreased net revenues by $7.2 million. The ASP decline is a result of a shift in product mix towards Non-Comprehensive Products, primarily driven by increased SDC revenues which carry a lower ASP, and higher promotional discounts, which collectively reduced revenues by $9.7 million, offset in part by price increases on our Comprehensive Products effective April 1, 2017, contributing $3.6 million to net revenues, along with other smaller changes.

For the six months ended June 30, 2017, North America net revenues increased by $71.8 million as compared to the same period in 2016 primarily due to case volume growth across all channels and products which increased net revenues by $81.1 million. This increase was offset in part by lower ASP which decreased net revenues by $9.4 million. The ASP decline is a result of a shift in product mix towards Non-Comprehensive Products, primarily driven by increased SDC revenues which carry a lower ASP, and higher promotional discounts, which collectively reduced revenues by $18.7 million, offset in part by price increases on our Comprehensive Products effective on April 1 of 2016 and 2017, contributing $11.2 million to net revenues, along with other smaller changes.

Clear Aligner - International

For the three months ended June 30, 2017, International net revenues increased by $30.3 million as compared to the same period in 2016 primarily driven by case volume growth across all channels and products which increased net revenues by $31.3 million. This increase was offset in part by lower ASP which decreased net revenues by $1.0 million. The ASP decline is a result of a decrease in foreign exchange rates, primarily due to the weakening of the Euro and British Pound to the U.S. dollar, and higher promotional discounts, which collectively reduced revenues by $5.2 million, offset in part by price increases in our Comprehensive Products effective July 1, 2016, contributing $2.3 million to net revenues, along with an increase in additional aligner revenue.

For the six months ended June 30, 2017, International net revenues increased by $60.0 million as compared to the same period in 2016 primarily driven by case volume growth across all channels and products which increased net revenues by $61.3 million. This increase was offset in part by slightly lower ASPs. The ASP decline is a result of decrease in foreign exchange rates, primarily due to the weakening of the Euro and British Pound to the U.S. dollar, and higher promotional discounts, which collectively reduced revenues by $9.8 million, offset in part by price increases in our Comprehensive Products effective July 1, 2016, contributing $4.3 million to net revenues, along with an increase in additional aligner revenue of $4.2 million.

Clear Aligner - Non-Case

For the three and six months ended June 30, 2017, non-case net revenues, consisting of training fees and ancillary product revenues, increased by $4.8 million and $8.6 million as compared to the same periods in 2016 primarily due to increased Vivera volume both in North America and International.

Scanner

For the three and six months ended June 30, 2017, scanner and services net revenues increased by $9.4 million and $18.4 million as compared to the same periods in 2016. Scanner and services net revenues increased for the three months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in the number of scanners recognized and higher volume of CAD/CAM services resulting from a larger installed base of scanners. Scanner and services net revenues increased for the six months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of an increase in the number of scanners recognized and higher volume of CAD/CAM services resulting from a larger installed base of scanners and, to a lesser extent, an increase in Scanner ASP.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Clear Aligner
Cost of net revenues	$70.2	$52.1	$18.1	$132.7	$99.7	$33.0
% of net segment revenues	21.9%	21.4%		22.0%	21.5%
Gross profit	$250.8	$191.3	$59.5	$470.8	$363.3	$107.5
Gross margin %	78.1%	78.6%		78.0%	78.5%
Scanner
Cost of net revenues	$15.3	$12.0	$3.3	$27.6	$22.5	$5.1
% of net segment revenues	43.3%	46.4%		43.6%	50.1%
Gross profit	$20.1	$14.0	$6.1	$35.8	$22.5	$13.3
Gross margin %	56.7%	53.6%		56.4%	49.9%
Total cost of net revenues	$85.6	$64.1	$21.5	$160.3	$122.2	$38.1
% of net revenues	24.0%	23.8%		24.0%	24.1%
Gross profit	$270.9	$205.2	$65.7	$506.5	$385.8	$120.7
Gross margin %	76.0%	76.2%		76.0%	75.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Cost of net revenues for our Clear Aligner and Scanner segments includes personnel-related costs including payroll and stock-based compensation for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment and facilities used in the production process, amortization of acquired intangible assets and training costs.

Clear Aligner

For the three months ended June 30, 2017, gross margin percentage declined as compared to the same period in 2016 primarily driven by a lower ASP.

For the six months ended June 30, 2017, gross margin percentage declined as compared to the same period in 2016 due to a lower ASP and higher costs per case.

Scanner

For the three months ended June 30, 2017, gross margin increased compared to the same period in 2016 due to lower service costs and a favorable product mix shift to our lower cost iTero Element scanner. This was partially offset by a lower ASP.

For the six months ended June 30, 2017, gross margin increased compared to the same period in 2016 due to lower service costs, a favorable product mix shift to our lower cost iTero Element scanner and higher ASP.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Selling, general and administrative	$163.0	$121.5	$41.5	$314.1	$233.7	$80.4
% of net revenues	45.7%	45.1%		47.1%	46.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense includes personnel-related costs including payroll, commissions and stock-based compensation, marketing and administration in addition to media and advertising expenses, clinical education, trade shows and industry events, product marketing, outside consulting services, equipment and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and IT.

For the three months ended June 30, 2017, selling, general and administrative expense increased compared to the same period in 2016 primarily due to higher compensation related costs of $16.5 million mainly as a result of increased headcount. We also incurred higher expenses from advertising and marketing of $10.2 million, outside services costs of $5.9 million, equipment and maintenance costs of $5.3 million, and depreciation and amortization expense of $3.0 million.

For the six months ended June 30, 2017, selling, general and administrative expense increased compared to the same period in 2016 primarily due to higher compensation related costs of $34.1 million mainly as a result of increased headcount. We also incurred higher expenses from advertising and marketing of $18.4 million, outside services costs of $11.1 million, and equipment and maintenance costs of $10.8 million.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Research and development	$24.4	$18.6	$5.8	$47.2	$33.7	$13.5
% of net revenues	6.8%	6.9%		7.1%	6.6%

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

For the three and six months ended June 30, 2017, research and development expense increased compared to the same periods in 2016 due to higher compensation costs as a result of increased headcount.

Income from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Clear Aligner
Income from operations	$133.9	$107.7	$26.2	$248.7	$204.4	$44.3
Operating margin %	41.7%	44.2%		41.2%	44.1%
Scanner
Income from operations	$8.8	$6.8	$2.0	$14.8	$8.4	$6.4
Operating margin %	24.8%	26.3%		23.3%	18.6%
Total income from operations (1)	$83.6	$65.1	$18.5	$145.2	$118.5	$26.7
Operating margin %	23.4%	24.2%		21.8%	23.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

(1) Refer to Note 14 "Segments and Geographical Information" of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to consolidated income from operations.

Clear Aligner

For the three months ended June 30, 2017, operating margin percentage declined compared to the same period in 2016 primarily due to higher compensation costs as a result of increased headcount along with a lower ASP.

For the six months ended June 30, 2017, operating margin percentage declined compared to the same period in 2016 primarily due to higher compensation costs as a result of increased headcount, lower ASP and higher costs per case.

Scanner

For the three ended June 30, 2017, operating margin percentage decreased compared to the same period in 2016 due to higher compensation related costs as a result of increased headcount along with a lower ASP. This was partially offset by lower service costs and a favorable product mix shift to our lower cost iTero Element scanner.

For the six months ended June 30, 2017, operating margin percentage increased compared to the same period in 2016 due to a favorable product mix shift to our lower cost iTero Element scanner, lower service costs and higher ASP. This was partially offset by higher compensation related costs as a result of increased headcount.

Interest and other income (expenses), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Interest and other income (expenses), net	$3.2	$0.1	$3.1	$4.9	$(0.3)	$5.2

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expenses), net, includes foreign currency revaluation gains and losses, interest income earned on cash, cash equivalents and investment balances, gains and losses on foreign currency forward contracts and other miscellaneous charges.

For the three and six months ended June 30, 2017, interest and other income (expenses), net increased compared to the same periods in 2016 mainly due to higher foreign exchange gains as a result of the Euro strengthening to the U.S. dollar, partially offset by an out of period adjustment recorded in the second quarter of 2017 (Refer to Note 1 "Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements for details on adjustment).

Equity in losses of investee, net of tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Equity in losses of investee, net of tax	$2.2	$—	$2.2	$3.3	$—	$3.3

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

We invested $46.7 million in SDC on July 25, 2016 and account for this investment based on the equity method of accounting. For the three and six months ended June 30, 2017, we recorded $2.2 million and $3.3 million, respectively, of equity in losses representing our share of losses attributable to equity method investments (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Income tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Provision for income taxes	$15.4	$15.1	$0.3	$8.2	$27.5	$(19.3)
Effective tax rates	17.7%	23.2%		5.4%	23.2%

For the three months ended June 30, 2017 and 2016, provision for income taxes was $15.4 million and $15.1 million, respectively, representing effective tax rates of 17.7% and 23.2%, respectively. Our provision for income taxes was $8.2 million and $27.5 million for the six months ended June 30, 2017 and 2016, respectively, representing effective tax rates of 5.4% and 23.2%, respectively. The decrease in effective tax rate for the three months ended June 30, 2017 compared to the same period in 2016 is primarily attributable to a favorable resolution of our unrecognized tax benefits in our foreign jurisdictions during the quarter ended June 30, 2017. The decrease in effective tax rate for the six months ended June 30, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 in the first quarter of fiscal year 2017, which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense. For the three and six months ended June 30, 2017, we recognized excess tax benefits of $1.1 million and $22.4 million, respectively, in our provision for income taxes.

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

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period, which were originally granted in 2002 and was set to expire in June 2017. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three and six months ended June 30, 2017, the reduction in income taxes was minimal primarily due to the new international corporate structure implemented on July 1, 2016. For the three and six months ended June 30, 2016, income taxes were reduced by $8.6 million and $17.2 million representing a benefit to diluted net income per share of $0.11 and $0.21, respectively. (Refer to Note 12 "Accounting for Income Taxes" for details on income taxes).

Liquidity and Capital Resources

We fund our operations primarily from product sales and available cash and cash equivalents and marketable securities. As of June 30, 2017 and December 31, 2016, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$358,182	$389,275
Short-term marketable securities	243,786	250,981
Long-term marketable securities	74,619	59,783
Total	$676,587	$700,039

Cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$158,088	$106,847
Investing activities	(108,554)	(51,503)
Financing activities	(84,240)	(55,508)
Effect of exchange rate changes on cash and cash equivalents	3,613	156
Net decrease in cash and cash equivalents	$(31,093)	$(8)

As of June 30, 2017, we had $676.6 million in cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds, municipal securities and certificates of deposit.

As of June 30, 2017, approximately $458.2 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Stock Repurchases

Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Condensed Consolidated Financial Statements for details on stock repurchase program.

•
April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. On May 2, 2017, we entered into an ASR to repurchase $50.0 million of our common stock ("2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market price $134.12, which were retired. The remaining $15.0 million was recorded as an equity forward contract and was included in additional paid-in capital in stockholders' equity in the Condensed Consolidated Balance Sheet as of June 30, 2017. The $15.0 million equity forward contract will be settled at the completion of the ASR in August 2017. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the 2017 ASR, less an agreed upon discount.

Operating Activities

For the six months ended June 30, 2017, cash flows from operations of $158.1 million resulted primarily from our net income of approximately $138.6 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $29.1 million related to equity incentive compensation granted to employees and directors,

•	Depreciation and amortization of $16.7 million related to our fixed assets and intangible assets, and

•	Net change in deferred tax assets of $6.1 million.

Significant changes in working capital

•	Increase of $52.0 million in accounts receivable which is a result of the increase in net revenues,

•	Increase of $29.6 million in deferred revenues corresponding to the increases in case shipments, and

•	Decrease of $15.4 million in accrued and other long-term liabilities due to timing of payments and activities.

Investing Activities

Net cash used in investing activities was $108.6 million for the six months ended June 30, 2017 primarily consisted of purchases of marketable securities of $212.2 million, property and plant and equipment purchases of $78.0 million, of which $47.4 million is related to our new headquarters office purchase and improvements, $15.0 million of loan advance to equity investee and $9.0 million paid for the acquisitions of certain of our distributors, net of cash received. These outflows were partially offset by maturities and sales of marketable securities of $205.4 million.

For the remainder of 2017, we expect to invest an additional $115.0 million to $125.0 million on capital expenditures primarily related to additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $84.2 million for the six months ended June 30, 2017 primarily resulting from common stock repurchases of $50.0 million and payroll taxes paid for vesting of restricted stock units through share withholdings of $38.0 million. These outflows were offset in part by $7.5 million from proceeds due to issuance of common stock.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2016 as disclosed in our Annual Report on Form 10-K, other than obligations described in the Form 10-Q herein. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase program or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2017, we had approximately $555.4 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We do not have interest bearing liabilities as of June 30, 2017, and, therefore, we are not subject to risks from immediate interest rate increases.

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

We have in the past and may in the future enter into currency hedging transactions in an effort to cover some of our exposure to foreign currency exchange fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. As of June 30, 2017, we did not have any outstanding foreign exchange forward contracts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s former President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 or the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 5, 2017, the Ninth Circuit affirmed the district court's dismissal of the complaint. Plaintiff filed a request for rehearing that was denied by the Ninth Circuit on June 14, 2017. Plaintiff has 90 days following the June 14 Order to file a petition for a writ of certiorari with the United States Supreme Court. Align intends to continue to vigorously defend itself against these allegations. Align is currently unable to predict whether the Plaintiff will file for a writ of certiorari and therefore cannot determine the likelihood of loss nor estimate a range of possible loss, if any.

Shareholder Derivative Lawsuit

On February 1, 2013, plaintiff Gary Udis filed a shareholder derivative lawsuit against several of Align’s current and former officers and directors in the Superior Court of California, County of Santa Clara. The complaint alleges that our reported income and earnings were materially overstated because of a failure to timely write down goodwill related to the April 29, 2011 acquisition of Cadent Holdings, Inc., and that defendants made allegedly false statements concerning our forecasts. The complaint asserts various state law causes of action, including claims of breach of fiduciary duty, unjust enrichment, and insider trading, among others. The complaint seeks unspecified damages on behalf of Align, which is named solely as nominal defendant against whom no recovery is sought. The complaint also seeks an order directing Align to reform and improve its corporate governance and internal procedures, and seeks restitution in an unspecified amount, costs, and attorneys’ fees. On July 8, 2013, an Order was entered staying this derivative lawsuit until an initial ruling on our first motion to dismiss the Securities Action. On January 15, 2014, an Order was entered staying this derivative lawsuit until an initial ruling on our second motion to dismiss the Securities Action. On October 14, 2014, an Order was entered staying this derivative lawsuit until a ruling by the Ninth Circuit in the Securities Action discussed above. On June 28, 2017, the Court entered an Order dismissing this action with prejudice pursuant to a joint stipulation between the parties.

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

We expect that net revenues from the sale of the Invisalign System, primarily Invisalign Full and Invisalign Teen, will continue to account for the vast majority of our total net revenues for the foreseeable future. Continued and widespread market acceptance of Invisalign by orthodontists, GPs and consumers is critical to our future success. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, if orthodontists or GPs choose to use a competitive product rather than Invisalign or if the average selling price of our product declines for any reason, including as a result of a shift in product mix towards lower priced products, our operating results would be harmed.

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

Our key production steps are performed in operations located outside of the U.S.  In San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico, and we also have order acquisition for the EMEA region at our facility in Amsterdam, the Netherlands. We will continue to establish additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency.  In addition to the research and development efforts conducted in our North America facilities, we also carry out research and development in Moscow, Russia. We also have customer-care, accounts receivable, credit and collections, customer event registration and accounts payable organizations located at our facility in San Jose, Costa Rica. In addition, we have operations in Israel where the design and wand are assembled and our intraoral scanner is manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations, including any travel restrictions to or from our facilities;

•	fluctuations in currency exchange rates;

•	increased income taxes, and other restrictions and limitations, if we were to decide to repatriate any of our foreign cash balances back to the U.S.;

•	import and export license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

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

In addition, President Donald Trump and his administration have made statements regarding the possibility of changing the way in which the international operations of U.S. companies are taxed, including through the implementation of a border tax, tariff or increase in custom duties on products manufactured in countries outside of the U.S., such as Mexico, and imported into the U.S. In the event such taxes, tariffs, increased custom duties or other measures are implemented, they could have a materially adverse effect on our business and or operating results, and we may have to consider relocating some of our international operations.

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. We are establishing additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency and provide doctors with a better experience to further improve their confidence in using Invisalign to treat more patients, more often. Our ability to plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control. If the transition into this additional facility is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our facility capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Production of our intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

Treatment planning is a key step leading to our manufacturing process which relies on sophisticated computer technology requiring new technicians to undergo a relatively long training process. Training production technicians takes approximately 90 to 120 days. As a result, if we are unable to accurately predict our volume growth, we may not have a sufficient number of trained technicians to deliver our products within the time frame our customers expect. Such a delay could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations.

Our headquarters, digital dental modeling processes, and other manufacturing processes are principally located in regions that are subject to earthquakes and other natural disasters.

Our digital dental modeling is primarily processed in our facility located in San Jose, Costa Rica. The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software. In addition, our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Juarez, Mexico. Both locations in Costa Rica and Mexico are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing a significant delay in receiving their completed aligners and a decrease in service levels for a period of time. In addition, our corporate headquarters facility in California is located in the San Francisco Bay Area. An earthquake or other natural disaster in this region could result in a disruption in our operations. Any such business interruption could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, our business requires the secure transmission of confidential information over public networks.  Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. We have experienced such breaches in the past and our security measures may be inadequate to prevent security breaches, and our business operations and profitability would be adversely affected by, among other things, loss of customers and potential criminal and civil sanctions if they are not prevented.

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

We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace and our customers to be secure. Despite the implementation of security measures, we have experienced such breaches in the past and our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our clients’ expectations regarding the security of healthcare information, we could be liable for damages and our reputation could be impaired. In addition, patient care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2017, we had issued 446 U.S. patents, 433 foreign issued patents, and 388 pending global patent applications.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock-based compensation, settlement of income tax audits, and changes in overall levels of pretax earnings. With the adoption of ASU 2016-09, we also anticipate our first quarter effective tax rate to vary significantly due to the timing of when majority of our equity compensation vests each year. Other quarters can also be impacted depending on the timing of equity vests. Our subsidiary in Israel is under audit by the local tax authorities for calendar years 2006 through 2013.

In addition, our tax rate may be impacted by tax holidays or incentives. In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period, which were originally granted in 2002 and was set to expire in June 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three and six months ended June 30, 2017, the new corporate structure implemented on July 1, 2016 had a minimal impact on income taxes. For the three and six months ended June 30, 2016, income taxes were reduced by $8.6 million and $17.2 million representing a benefit to diluted net income per share of $0.11 and $0.21, respectively.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs (1)
April 1, 2017 through April 31, 2017	—	$—	—	$300,000,000
May 1, 2017 through May 31, 2017	260,960	$134.12	260,960	$250,000,000
June 1, 2017 through June 30, 2017	—	$—	—	$250,000,000

(1)Stock Repurchase Programs

•
April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. On May 2, 2017, we entered into an ASR to repurchase $50.0 million of our common stock ("2017 ASR"). We paid $50.0 million on May 3, 2017 and received an initial delivery of approximately 0.3 million shares based on current market price of $134.12, which were retired. The remaining $15.0 million was recorded as an equity forward contract and was included in additional paid-in capital in stockholders' equity in the Condensed Consolidated Balance Sheet as of June 30, 2017. The $15.0 million equity forward contract will be settled at the completion of the ASR in August 2017.  The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the 2017 ASR, less an agreed upon discount.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Fixed Dollar Accelerated Repurchase Transaction Agreement dated May 2, 2017 between Wells Fargo National Association and Align	Form 8-K	5/3/2017	10.1	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

August 3, 2017	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Fixed Dollar Accelerated Repurchase Transaction Agreement dated May 2, 2017 between Wells Fargo National Association and Align	Form 8-K	5/3/2017	10.1	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*