Form 10-Q
period 2017-09-30
ALIGN TECHNOLOGY INC
filed 2017-11-02
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
2820 Orchard Parkway
San Jose, California 95134
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 27, 2017 was 80,177,704.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Made to Move, Invisalign Assist, Invisalign Teen, Invisalign Go, Vivera, SmartForce, SmartTrack, SmartStage, Power Ridge, iTero, iTero Element, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$385,267	$278,589	$1,052,090	$786,671
Cost of net revenues	92,779	69,387	253,060	191,626
Gross profit	292,488	209,202	799,030	595,045
Operating expenses:
Selling, general and administrative	169,524	126,708	483,636	360,385
Research and development	24,201	20,415	71,389	54,111
Total operating expenses	193,725	147,123	555,025	414,496
Income from operations	98,763	62,079	244,005	180,549
Interest and other income (expense), net	3,750	1,463	8,607	1,161
Net income before provision for income taxes and equity in losses of investee	102,513	63,542	252,612	181,710
Provision for income taxes	18,344	11,698	26,508	39,172
Equity in losses of investee, net of tax	1,614	477	4,950	477
Net income	$82,555	$51,367	$221,154	$142,061

Net income per share:
Basic	$1.03	$0.64	$2.76	$1.78
Diluted	$1.01	$0.63	$2.71	$1.74
Shares used in computing net income per share:
Basic	80,163	79,977	80,086	79,920
Diluted	81,789	81,466	81,757	81,523
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$82,555	$51,367	$221,154	$142,061
Net change in foreign currency translation adjustment	884	(76)	1,624	(143)
Change in unrealized gains (losses) on investments, net of tax	60	(437)	102	1,038
Other comprehensive income (loss)	944	(513)	1,726	895
Comprehensive income	$83,499	$50,854	$222,880	$142,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$362,613	$389,275
Marketable securities, short-term	316,454	250,981
Accounts receivable, net of allowance for doubtful accounts and returns of $5,843 and $4,310, respectively	321,328	247,415
Inventories	36,941	27,131
Prepaid expenses and other current assets	63,667	38,176
Total current assets	1,101,003	952,978
Marketable securities, long-term	58,842	59,783
Property, plant and equipment, net	295,901	175,167
Equity method investments	52,875	45,061
Goodwill and intangible assets, net	90,070	81,998
Deferred tax assets	73,532	67,844
Other assets	25,400	13,320
Total assets	$1,697,623	$1,396,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,942	$28,596
Accrued liabilities	173,851	134,332
Deferred revenues	241,576	191,407
Total current liabilities	461,369	354,335
Income tax payable	45,375	45,133
Other long-term liabilities	8,921	1,294
Total liabilities	515,665	400,762
Commitments and contingencies (Note 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,176 and 79,553 issued and outstanding, respectively)	8	8
Additional paid-in capital	880,045	864,871
Accumulated other comprehensive income (loss), net	788	(938)
Retained earnings	301,117	131,448
Total stockholders’ equity	1,181,958	995,389
Total liabilities and stockholders’ equity	$1,697,623	$1,396,151
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,154	$142,061
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(5,481)	(17,476)
Depreciation and amortization	26,715	16,786
Stock-based compensation	44,024	39,934
Net tax benefits from stock-based awards	—	13,057
Excess tax benefit from share-based payment arrangements	—	(13,943)
Equity in losses of investee	4,950	477
Other non-cash operating activities	9,432	9,525
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(84,437)	(93,122)
Inventories	(10,709)	(6,873)
Prepaid expenses and other assets	(5,848)	(5,069)
Accounts payable	4,220	(4,134)
Accrued and other long-term liabilities	18,995	38,969
Deferred revenues	53,198	46,482
Net cash provided by operating activities	276,213	166,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(8,953)	—
Purchase of property, plant and equipment	(126,150)	(56,368)
Purchase of marketable securities	(356,928)	(283,797)
Proceeds from maturities of marketable securities	260,487	328,498
Purchase of equity method investments	(12,764)	(46,745)
Proceeds from sales of marketable securities	32,291	209,302
Loan advances to equity investee	(23,000)	—
Loan repayment from equity investee	6,000	—
Other investing activities	397	(8,031)
Net cash provided by (used in) investing activities	(228,620)	142,859
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,850	12,877
Common stock repurchases	(53,793)	(58,174)
Excess tax benefit from share-based payment arrangements	—	13,943
Employees’ taxes paid upon the vesting of restricted stock units	(39,093)	(26,265)
Net cash used in financing activities	(79,036)	(57,619)
Effect of foreign exchange rate changes on cash and cash equivalents	4,781	320
Net increase (decrease) in cash and cash equivalents	(26,662)	252,234
Cash and cash equivalents, beginning of the period	389,275	167,714
Cash and cash equivalents, end of the period	$362,613	$419,948
SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable or accrued liabilities related to property, plant and equipment	21,992	9,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and nine months ended September 30, 2017 and 2016, our comprehensive income for the three and nine months ended September 30, 2017 and 2016, our financial position as of September 30, 2017 and our cash flows for the nine months ended September 30, 2017 and 2016. The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the December 31, 2016 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Out of Period Adjustment

During the second quarter of 2017, we recorded an out of period adjustment of $1.9 million that resulted in a decrease in interest and other income (expense), net and an increase in accrued liabilities. We do not believe the out of period adjustment is material to the Consolidated Financial Statements for the three and nine months ended September 30, 2017 or to prior period's Consolidated Financial Statements.

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718). We adopted the standard in the first quarter of fiscal year 2017. With this adoption, excess tax benefits related to stock-based compensation expense are reflected in our condensed consolidated statement of operations as a component of the provision for income taxes instead of additional paid-in capital in our condensed consolidated balance sheet. We elected to apply the standard on a prospective basis. In addition, we elected to continue to estimate expected forfeitures rather than as they occur to determine the amount of compensation cost to be recognized in each period. During the nine months ended September 30, 2017, we recognized excess tax benefits of $24.1 million in our provision for income taxes. Excess tax benefits from share-based payment arrangements are classified as an operating activity in our condensed consolidated statement of cash flows in the same manner as other cash flows related to income taxes.

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

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB released ASU 2014-9, "Revenue from Contracts with Customers," (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt the standard in the first quarter of fiscal year 2018 by applying the full retrospective method. Our ability to adopt using the full retrospective method is dependent on the completion of our analysis of information necessary to recast prior period financial statements. We are continuing to evaluate the accounting, transition and disclosure requirements of the standard and are in process of assessing the financial statement impact of adoption including, but not limited to, volume-based discount programs, sales commissions and the identification of performance obligations. The adoption of the standard may have a material impact on our consolidated financial statements and related disclosures.

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

The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We do not expect the guidance will have a material impact on our consolidated statements of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a prospective basis, and early adoption is permitted. While we are currently evaluating the impact of this guidance, we do not expect the guidance will have a material impact on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of September 30, 2017 and December 31, 2016, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$62,348	$—	$—	$62,348
Corporate bonds	164,661	31	(61)	164,631
U.S. government agency bonds	7,769	—	(8)	7,761
U.S. government treasury bonds	78,370	2	(33)	78,339
Certificates of deposit	3,375	—	—	3,375
Total marketable securities, short-term	$316,523	$33	$(102)	$316,454

Long-term

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$7,990	$3	$—	$7,993
Corporate bonds	45,815	40	(18)	45,837
U.S. government treasury bonds	5,025	—	(13)	5,012
Total marketable securities, long-term	$58,830	$43	$(31)	$58,842

Short-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$42,397	$—	$(6)	$42,391
Corporate bonds	122,788	22	(121)	122,689
Municipal securities	5,852	—	(5)	5,847
U.S. government agency bonds	28,903	9	(4)	28,908
U.S. government treasury bonds	45,146	7	(7)	45,146
Certificates of deposit	6,000	—	—	6,000
Total marketable securities, short-term	$251,086	$38	$(143)	$250,981
Long-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$6,805	$—	$(16)	$6,789
Corporate bonds	40,889	8	(85)	40,812
U.S. government treasury bonds	12,016	5	(16)	12,005
Asset-backed securities	177	—	—	177
Total marketable securities, long-term	$59,887	$13	$(117)	$59,783
 Cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of September 30, 2017 and December 31, 2016. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and nine months ended September 30, 2017 and 2016. For the three and nine months ended September 30, 2017 and 2016, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that have a maximum effective maturity of 27 months. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 7 months for both September 30, 2017 and December 31, 2016.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
One year or less	$316,454	$250,981
Due in greater than one year	58,842	59,783
Total available for sale short-term and long-term marketable securities	$375,296	$310,764

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of September 30, 2017 and December 31, 2016.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, certificates of deposit, U.S. government agency bonds and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for our Level 2 investments. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. We did not hold any Level 2 liabilities as of September 30, 2017 and December 31, 2016.

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. Certain investments in private companies contain embedded derivatives, which do not require bifurcation as we elected to measure these investments at fair value. Our Level 3 assets consist of long-term notes receivable. We did not hold any Level 3 liabilities as of September 30, 2017 and December 31, 2016.

The following table summarizes the reconciliation of assets measured and recorded at fair value on a recurring basis using significant unobservable inputs Level 3 (in thousands):

Long-term Notes Receivable
Balance as of December 31, 2016	$2,047
Additional notes receivable issued	2,000
Accrued interest receivable	54
Change in fair value recognized in earnings	56
Balance as of September 30, 2017	$4,157

Refer to Note 9 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for more information on our investment with a privately held company.

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$177,486	$177,486	$—	$—
Commercial paper	13,295	—	13,295	—
Short-term investments:
Commercial paper	62,348	—	62,348	—
Corporate bonds	164,631	—	164,631	—
U.S. government agency bonds	7,761	—	7,761	—
U.S. government treasury bonds	78,339	78,339	—	—
Certificates of deposit	3,375	—	3,375	—
Long-term investments:
U.S. government agency bonds	7,993	—	7,993	—
Corporate bonds	45,837	—	45,837	—
U.S. government treasury bonds	5,012	5,012	—	—
Prepaid expenses and other current assets:
Israeli funds	3,310	—	3,310	—
Other assets:
Long-term notes receivable	4,157	—	—	4,157
	$573,544	$260,837	$308,550	$4,157

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$87,179	$87,179	$—	$—
Commercial paper	2,499	—	2,499	—
Corporate bonds	750	—	750	—
Short-term investments:
Commercial paper	42,391	—	42,391	—
Corporate bonds	122,689	—	122,689	—
Municipal securities	5,847	—	5,847	—
U.S. government agency bonds	28,908	—	28,908	—
U.S. government treasury bonds	45,146	45,146	—	—
Certificates of deposit	6,000	—	6,000	—
Long-term investments:
U.S. government agency bonds	6,789	—	6,789	—
Corporate bonds	40,812	—	40,812	—
U.S. government treasury bonds	12,005	12,005	—	—
Asset-backed securities	177	—	177	—
Prepaid expenses and other current assets:
Israeli funds	2,956	—	2,956	—
Other assets:
Long-term notes receivable	2,047	—	—	2,047
	$406,195	$144,330	$259,818	$2,047

Derivative Financial Instruments

We have in the past and may in the future enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations associated with certain assets and liabilities. We had no foreign exchange forward contracts outstanding as of September 30, 2017 and no net gain or loss from the settlement of foreign currency forward contracts during the three and nine months ended September 30, 2017. The net gain or loss on forward contracts was not material during the three and nine months ended September 30, 2016.

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$15,666	$9,793
Work in process	12,819	10,773
Finished goods	8,456	6,565
Total inventories	$36,941	$27,131

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and benefits	$84,418	$79,214
Accrued expenses	38,983	21,811
Accrued income taxes	10,486	4,210
Accrued sales rebate	9,293	10,342
Accrued sales tax and value added tax	8,693	5,032
Accrued professional fees	8,181	3,604
Accrued warranty	5,055	3,841
Other accrued liabilities	8,742	6,278
Total accrued liabilities	$173,851	$134,332

Warranty

We regularly review the accrued balances and update these balances based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Warranty accrual as of September 30, 2017 and 2016 consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$3,841	$2,638
Charged to cost of revenues	5,201	3,440
Actual warranty expenditures	(3,987)	(2,681)
Balance at end of period	$5,055	$3,397

Note 4. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million. The investment is accounted for under an equity method investment and the investee, SDC, is considered a related party.

The investment is reported in our Condensed Consolidated Balance Sheet under equity method investments, and we record our proportional share of SDC's losses within equity in losses of investee, net of tax, in our Condensed Consolidated Statement of Operations. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. As a result of this purchase, we hold a 19% equity interest in SDC on a fully diluted basis. As of September 30, 2017, the balance of our equity method investments was $52.9 million.

Concurrently with the investment on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. The term of the supply agreement expires on December 31, 2019. We commenced supplying aligners to SDC in October 2016. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment after eliminating outstanding intercompany transactions. As of September 30, 2017, the balance of accounts receivable due from SDC is $12.7 million.

On July 25, 2016, we entered into a Loan and Security Agreement with SDC where we agreed to provide a loan of up to $30.0 million in one or more advances to SDC. As of September 30, 2017, $17.0 million of advances under the Loan Facility were outstanding (Refer to Note 9 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for information on the Loan and Security Agreement with SDC).

Note 5. Business Combinations

During the first quarter of 2017, we completed the acquisitions of certain of our distributors for the total estimated cash consideration of approximately $9.5 million including cash acquired. We preliminarily recorded $1.8 million of net tangible liabilities, $8.2 million of identifiable intangible assets and $3.1 million of goodwill. The preliminary fair values of net tangible liabilities and identifiable intangible assets acquired are based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).

The goodwill is primarily related to the benefit we expect to obtain from direct sales as we believe that the transition from our distributor arrangements to a direct sales model will increase our net revenues in the region as we will experience higher average sales prices (“ASP”) compared to our discounted ASP under the distribution agreements. The goodwill is not deductible for tax purposes.

Pro forma results of operations for these acquisitions have not been presented as they are not material to our results of operations, either individually or in aggregate, for the three and nine months ended September 30, 2017.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2017, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2016	$61,044
Goodwill from distributor acquisitions	3,247
Adjustments [1]	324
Balance as of September 30, 2017	$64,615
1 The adjustments to goodwill during the period were related to foreign currency translation and purchase accounting adjustments within the measurement period.

During the fourth quarter of fiscal 2016, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2017	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2017
Trademarks	15	$7,100	$(1,734)	$(4,179)	$1,187
Existing technology	13	12,600	(4,563)	(4,328)	3,709
Customer relationships	11	33,500	(14,216)	(10,751)	8,533
Reacquired rights[1]	3	7,500	(749)	—	6,751
Patents	8	6,316	(1,307)	—	5,009
Other	2	618	(352)	—	266
Total intangible assets		$67,634	$(22,921)	$(19,258)	$25,455

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2016	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2016
Trademarks	15	$7,100	$(1,631)	$(4,179)	$1,290
Existing technology	13	12,600	(4,141)	(4,328)	4,131
Customer relationships	11	33,500	(12,819)	(10,751)	9,930
Patents	8	6,316	(713)	—	5,603
Total intangible assets		$59,516	$(19,304)	$(19,258)	$20,954

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

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2017 is as follows (in thousands):

Remainder of 2017	$2,215
2018	6,002
2019	5,887
2020	3,772
2021	3,349
Thereafter	4,230
Total	$25,455

Amortization for the nine months ended September 30, 2017 was $4.7 million.

Note 7. Credit Facilities

The credit facility provides for a $50.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The credit facility requires us to comply with specific financial conditions and performance requirements. On February 10, 2017, we amended the credit facility and extended the maturity date to March 22, 2018. The loan bears interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. As of September 30, 2017, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements. On July 24, 2017, we amended the credit facility's negative covenants to allow for a Costa Rica building purchase, an additional equity interest in SDC and an increase in SDC's loan limit (Refer to Note 9 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for information on the additional equity interest in SDC and Refer to Note 9 "Commitments and Contingencies" of the

Notes to Condensed Consolidated Financial Statements for information on the Costa Rica building purchase and SDC loan amendment).

Note 8. Legal Proceedings

Securities Class Action Lawsuit

On November 28, 2012, plaintiff City of Dearborn Heights Act 345 Police & Fire Retirement System filed a lawsuit against Align, Thomas M. Prescott (“Mr. Prescott”), Align’s former President and Chief Executive Officer, and Kenneth B. Arola (“Mr. Arola”), Align’s former Vice President, Finance and Chief Financial Officer, in the United States District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock (the “Securities Action”). On July 11, 2013, an amended complaint was filed, which named the same defendants, on behalf of a purported class of purchasers of our common stock between January 31, 2012 and October 17, 2012. The amended complaint alleged that Align, Mr. Prescott and Mr. Arola violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that Mr. Prescott and Mr. Arola violated Section 20(a) of the Securities Exchange Act of 1934. Specifically, the amended complaint alleged that during the purported class period defendants failed to take an appropriate goodwill impairment charge related to the April 29, 2011 acquisition of Cadent Holdings, Inc. in the fourth quarter of 2011, the first quarter of 2012 and the second quarter of 2012, which rendered our financial statements and projections of future earnings materially false and misleading and in violation of U.S. GAAP. The amended complaint sought monetary damages in an unspecified amount, costs and attorneys’ fees. On December 9, 2013, the court granted defendants’ motion to dismiss with leave for plaintiff to file a second amended complaint. Plaintiff filed a second amended complaint on January 8, 2014 on behalf of the same purported class. The second amended complaint states the same claims as the amended complaint. On August 22, 2014, the court granted our motion to dismiss without leave to amend. On September 22, 2014, Plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Briefing for the appeal was completed in May 2015 and the Ninth Circuit held oral arguments in October 2016. On May 5, 2017, the Ninth Circuit affirmed the district court's dismissal of the complaint. Plaintiff filed a request for rehearing that was denied by the Ninth Circuit on June 14, 2017. Plaintiff had 90 days following the June 14 Order to file a petition for a writ of certiorari with the United States Supreme Court which has passed and this case has been dismissed without leave to amend.

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

Note 9. Commitments and Contingencies

Operating Leases

As of September 30, 2017, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2017	$3,072
2018	12,785
2019	11,164
2020	8,503
2021	7,435
Thereafter	13,558
Total minimum future lease payments	$56,517

Other Commitments

On July 25, 2016, we entered into a Loan and Security Agreement (the "Loan Agreement") with SmileDirectClub, LLC ("SDC") where we agreed to provide a loan of up to $15.0 million in one or more advances to SDC (the "Loan Facility"). On July 24, 2017, we amended the Loan Agreement with SDC to increase the line of credit up to $30.0 million. Available advances under the Loan Facility are subject to a borrowing base of 80% of SDC's eligible accounts receivable, determined in accordance with the terms of the Loan Agreement, and the satisfaction of other customary conditions. The advances bear interest, paid quarterly, at the rate of 7% per annum. Advances that are repaid or prepaid may be reborrowed. All outstanding principal and accrued and unpaid interest on the advances are due and payable on July 25, 2021. SDC's obligations in respect of the Loan Agreement are collateralized by a security interest in substantially all of SDC's assets. As of September 30, 2017, $17.0 million of advances under the Loan Facility were outstanding (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for more information on our investments in SDC).

We have entered into certain investments with a privately held company where we have committed to purchase up to $5.0 million in convertible promissory notes. The first convertible promissory note was issued on July 14, 2016 for $2.0 million and a second convertible promissory note was issued on June 5, 2017 for $2.0 million. Both notes are outstanding as of September 30, 2017. The remaining $1.0 million available is conditioned upon achievement of certain business milestones. The notes all mature on December 30, 2018 and accrue interest annually at 2.5%.

On June 30, 2017, we entered into a non-cancelable Addendum to the Master Subscription Agreement with a software company to renew our software license subscription for the total price of $50.0 million over the next three years starting on January 1, 2018.

On July 24, 2017, we entered into a Purchase and Sale Agreement with Belen Business Center CR, S.A. to purchase a building located in the Republic of Costa Rica for a purchase price of $26.1 million. On July 28, 2017, we made the first payment of $5.2 million for the purchase.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2017, we did not have any material indemnification claims that were probable or reasonably possible.

Note 10. Stockholders' Equity

Summary of Stock-Based Compensation Expense

As of September 30, 2017, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 6,920,114 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of net revenues	$833	$995	$2,526	$2,888
Selling, general and administrative	11,880	10,797	34,814	31,474
Research and development	2,254	1,919	6,684	5,572
Total stock-based compensation	$14,967	$13,711	$44,024	$39,934

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expenses were recognized as of December 31, 2015. Activity for the nine months ended September 30, 2017 under the stock option plans is set forth below (in thousands, except years and per share amounts):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	222	$14.90
Exercised	(110)	16.19
Cancelled or expired	(4)	18.16
Outstanding as of September 30, 2017	108	$13.47	0.90	$18,711
Vested and expected to vest at September 30, 2017	108	$13.47	0.90	$18,711
Exercisable at September 30, 2017	108	$13.47	0.90	$18,711

Restricted Stock Units (“RSUs”)

The fair value of nonvested RSUs is based on our closing stock price on the date of grant. A summary for the nine months ended September 30, 2017 is as follows (in thousands, except years and per share amounts):

	Shares Underlying RSUs	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2016	1,789	$58.39
Granted	456	110.40
Vested and released	(785)	53.61
Forfeited	(71)	67.22
Nonvested as of September 30, 2017	1,389	77.72	1.34	$258,838

As of September 30, 2017, we expect to recognize $76.6 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.3 years.

Market-performance Based Restricted Stock Units (“MSUs”)

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

The following table summarizes the MSU performance for the nine months ended September 30, 2017 (in thousands, except years):

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value
Nonvested as of December 31, 2016	520	$60.49
Granted	201	88.80
Vested and released	(283)	53.11
Forfeited	(10)	64.50
Nonvested as of September 30, 2017	428	78.53	1.22	$79,742

As of September 30, 2017, we expect to recognize $14.7 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.2 years.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan ("2010 Purchase Plan") which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of September 30, 2017, we have 735,301 shares available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	1.2	1.2	1.2	1.2
Expected volatility	28.8%	27.4%	26.8%	30.5%
Risk-free interest rate	1.2%	0.5%	1.0%	0.7%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$47.02	$24.44	$31.36	$22.23

As of September 30, 2017, there was $4.0 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.9 year.

Note 11. Common Stock Repurchase

April 2014 Repurchase Program

In April 2014, we announced that our Board of Directors had authorized a stock repurchase program ("April 2014 Repurchase Plan") pursuant to which we may purchase up to $300.0 million of our common stock over the next three years.

During the first quarter of 2017, we repurchased on the open market approximately 0.04 million shares of our common stock at an average price of $96.37 per share, including commission for an aggregate purchase price of approximately $3.8 million, completing the April 2014 Repurchase Program. All repurchased shares were retired.

April 2016 Repurchase Program

In April 2016, we announced that our Board of Directors had authorized an additional plan to repurchase up to $300.0 million of the Company's stock ("April 2016 Repurchase Program").

On May 2, 2017, we entered into an accelerated share repurchase ("ASR") to repurchase $50.0 million of our common stock ("2017 ASR"). The 2017 ASR was completed on August 3, 2017. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We received a total of approximately 0.4 million shares at a weighted average share price of $146.48 under the 2017 ASR. All repurchased shares were retired. As of September 30, 2017, we have $250.0 million remaining under the April 2016 Repurchase Plan.

Note 12. Accounting for Income Taxes

Our provision for income taxes was $18.3 million and $11.7 million for the three months ended September 30, 2017 and 2016, respectively, representing effective tax rates of 17.9% and 18.4%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 35% mainly as a result of certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates. The decrease in effective tax rate for the three months ended September 30, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 in 2017 which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense, and certain one-time tax charges recognized as a result of the implementation of the international corporate restructure on July 1, 2016 that is no longer pertinent to the current period.

Our provision for income taxes was $26.5 million and $39.2 million for the nine months ended September 30, 2017 and 2016, respectively, representing effective tax rates of 10.5% and 21.6%, respectively. For the nine months ended September 30, 2017, our effective tax rate differs from the statutory federal income tax rate of 35% mainly as a result of certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates and the recognition of excess tax benefits related to stock-based compensation in accordance with the adoption of ASU 2016-09. For the nine months ended September 30, 2016, our effective tax rate differs from the statutory federal income tax rate of 35% due to certain foreign earnings, most significantly in Costa Rica and the Netherlands, which is subject to lower tax rates, and the impact from our international corporate restructuring that occurred on July 1, 2016, partially offset by the impact of certain stock-based compensation charges and unrecognized tax benefits. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 in the first quarter of fiscal year 2017 which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense. In addition, the effective tax rate for the prior period was higher due to certain one-time tax charges recognized as a result of the implementation of the international corporate restructure during the third quarter of fiscal year 2016.

For the three and nine months ended September 30, 2017, we recognized excess tax benefits of $1.7 million and $24.1 million, respectively, in our provision for income taxes.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

Our total gross unrecognized tax benefits, excluding interest and penalties, was $46.1 million and $46.4 million as of September 30, 2017 and December 31, 2016, respectively, all of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of September 30, 2017 was $2.6 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

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

On July 1, 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations, as well as realigned the ownership and use of intellectual property among our wholly-owned subsidiaries. We continue to anticipate that an increasing percentage of our consolidated pre-tax income will be derived from and reinvested in our foreign operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over time.

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period, which was originally granted in 2002 and was set to expire in June 2017. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three and nine months ended September 30, 2017, the reduction in income taxes was minimal primarily due to the new international corporate structure implemented on July 1, 2016. For the three and nine months ended September 30, 2016, income taxes were reduced by $0.3 million with minimal impact to diluted net income per share and $17.5 million representing a benefit to diluted net income per share of $0.21, respectively.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$82,555	$51,367	$221,154	$142,061
Denominator:
Weighted-average common shares outstanding, basic	80,163	79,977	80,086	79,920
Dilutive effect of potential common stock	1,626	1,489	1,671	1,603
Total shares, diluted	81,789	81,466	81,757	81,523

Net income per share, basic	$1.03	$0.64	$2.76	$1.78
Net income per share, diluted	$1.01	$0.63	$2.71	$1.74

For the three and nine months ended September 30, 2017 and 2016, potentially dilutive shares excluded from diluted net income per share related to RSUs, MSUs, and ESPP were not material.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues	2017	2016	2017	2016
Clear Aligner	$341,611	$243,668	$945,046	$706,802
Scanner	43,656	34,921	107,044	79,869
Total net revenues	$385,267	$278,589	$1,052,090	$786,671
Gross profit
Clear Aligner	$266,285	$189,270	$737,046	$552,663
Scanner	26,203	19,932	61,984	42,382
Total gross profit	$292,488	$209,202	$799,030	$595,045
Income from operations
Clear Aligner	$154,614	$102,431	$403,264	$306,789
Scanner	13,525	11,977	28,324	20,333
Unallocated corporate expenses	(69,376)	(52,329)	(187,583)	(146,573)
Total income from operations	$98,763	$62,079	$244,005	$180,549
Depreciation and amortization
Clear Aligner	$5,643	$3,541	$15,607	$10,163
Scanner	1,130	761	3,248	2,853
Unallocated corporate expenses	3,199	2,599	7,860	3,770
Total depreciation and amortization	$9,972	$6,901	$26,715	$16,786

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment income from operations	$168,139	$114,408	$431,588	$327,122
Unallocated corporate expenses	(69,376)	(52,329)	(187,583)	(146,573)
Total income from operations	98,763	62,079	244,005	180,549
Interest and other income (expense), net	3,750	1,463	8,607	1,161
Net income before provision for income taxes and equity in losses of investee	$102,513	$63,542	$252,612	$181,710

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues(1):
United States (2)	$217,758	$168,501	$608,052	$516,924
The Netherlands (2)	127,307	87,051	357,278	191,049
Other International	40,202	23,037	86,760	78,698
Total net revenues	$385,267	$278,589	$1,052,090	$786,671

(1) Net revenues are attributed to countries based on location of where revenue is recognized.
(2) Effective July 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations.

Tangible long-lived assets are presented below by geographic area (in thousands):

	September 30, 2017	December 31, 2016
Long-lived assets(1):
The Netherlands	$142,591	$111,515
United States	125,172	43,278
Mexico	21,537	17,918
Other International	6,601	2,456
Total long-lived assets	$295,901	$175,167

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
The successful execution of our business strategy in 2017 and beyond may be affected by a number of other factors including:

•
New Products, Feature Enhancements and Technology Innovation. Product innovation drives greater treatment predictability and clinical applicability and ease of use for our customers which supports adoption of Invisalign treatment in their practices. Our focus is to develop solutions and features to treat a wide range of cases - from simple to complex. Most recently, in March 2017, we announced Invisalign Teen with mandibular advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This new offering combines the benefits of the most advanced clear aligner system in the world with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign Teen with mandibular advancement is now available in Canada, and select Europe, Middle East and Africa ("EMEA") countries, Asia Pacific ("APAC") countries and Latin America ("LATAM") countries. Invisalign Teen with mandibular advancement is pending 510(k) clearance and is not yet available in the United States. We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the last 9 quarters are as follows:

*    Invisalign utilization rates = # of cases shipped divided by # of doctors cases were shipped to

◦	Total utilization in the third quarter of 2017 increased to 5.5 cases per doctor compared to 5.0 in the third quarter of 2016.

▪
North America: Utilization among our North American orthodontist customers reached an all time high in the third quarter of 2017 at 13.8 cases per doctor. Compared to 11.1 cases per doctor utilized in the third quarter of 2016, the increase in North America orthodontist utilization in the third quarter of 2017 reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization is 5.1 cases per doctor in the third quarter of 2017 compared to 4.9 in the third quarter of 2016. The International utilization reflects growth in both the EMEA and APAC regions due to increasing adoption of the product due in part to its ability to treat more complex cases.

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

•
Number of New Invisalign-Trained Doctors.  We continue to expand our Invisalign customer base through the training of new doctors. In 2016, Invisalign clear aligner growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 11,680 new Invisalign doctors, of which 60% were trained internationally. During the third quarter of 2017, we trained 4,280 new Invisalign doctors of which 1,460 were trained in North America and 2,820 in our International regions.

•
International Invisalign Growth. We will continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals in our direct international markets. On a year over year basis, international Invisalign volume increased 47.4% driven primarily by strong performance in our APAC and EMEA regions. We believe that the introduction of Invisalign treatment with Mandibular Advancement is helping to raise visibility for Invisalign treatment of teenagers and contributed to some of the growth in the APAC market. In 2017, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international Invisalign clear aligner revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration of these regions (Refer to Item 1A Risk Factors - “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Regional Order Acquisition and Treatment Planning Facilities: We will continue to establish and expand additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency and to provide doctors confidence in using Invisalign clear aligners to treat more patients and more often. In June 2017, we opened a new treatment planning facility in Chengdu, China which services and supports our customers within China. It also serves as a clinical education and training center for all of our customers across Asia Pacific. In July 2017, we entered into a Purchase and Sale Agreement with Belen Business Center CR, S.A. to purchase a new Costa Rica treatment planning facility for $26.1 million. In addition, we opened a treatment planning facility in Cologne, Germany to support our EMEA customers in August 2017. (Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.” for information on related risk factors and Refer to Note 9 "Commitments and Contingencies" of the Notes of Condensed Consolidated Financial Statements for more information on the Purchase Agreement).

•	Operating Expenses. We expect operating expenses to increase in fiscal year 2017 due in part to:

◦	investments in international expansion in new country markets particularly in the APAC, Latin America and Middle East regions;

◦	investments in manufacturing to enhance our regional order acquisition and treatment planning capabilities;

◦	increases in legal expenses primarily related to the continued protection of our intellectual property rights, including our patents;

◦	increases in sales and customer support resources; and

◦	product and technology innovation to address such things as treatment times, indications unique to teens and predictability.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•
Stock Repurchases: April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. On May 2, 2017, we entered into an accelerated share repurchase ("ASR") to repurchase $50.0 million of our common stock ("2017 ASR"). The 2017 ASR was completed on August 3, 2017. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We received a total of approximately 0.4 million shares at a weighted average share price of $146.48 under the 2017 ASR. All repurchased shares were retired. As of September 30, 2017, we have $250.0 million remaining under the April 2016 Repurchase Plan.

•
SmileDirectClub. On July 24, 2017, we increased the revolving line of credit to SmileDirectClub, LLC ("SDC") from $15.0 million to $30.0 million. As of September 30, 2017, $17.0 million under the Loan Facility was outstanding. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. As a result of this purchase, we hold a 19% equity interest in SDC on a fully diluted basis (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for details on accounting treatment). Additionally, we expect the supply agreement to be incremental to revenue growth in 2017.

•
New Corporate Headquarters Office Purchase. We completed the purchase of our new headquarters on January 26, 2017 for the purchase price of $44.1 million. In addition, we incurred $29.7 million in building improvements during 2017 and moved into the facility in August 2017.

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

Net revenues for our Clear Aligner and Scanner segment by region for the three and nine months ended September 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2017	2016	Net Change	% Change	2017	2016	Net Change	% Change
Clear Aligner revenues:
North America	$193.8	$143.8	$50.0	34.8%	$545.1	$423.4	$121.7	28.7%
International	126.6	84.3	42.3	50.2%	340.2	237.9	102.3	43.0%
Non-case	21.2	15.6	5.6	35.9%	59.7	45.5	14.2	31.2%
Total Clear Aligner net revenues	$341.6	$243.7	$97.9	40.2%	$945.0	$706.8	$238.2	33.7%
Scanner net revenues	43.7	34.9	8.8	25.2%	107.0	79.9	27.1	33.9%
Total net revenues	$385.3	$278.6	$106.7	38.3%	$1,052.1	$786.7	$265.4	33.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2017	2016	Net Change	% Change	2017	2016	Net Change	% Change
North America	164.2	115.9	48.3	41.7%	455.0	341.3	113.7	33.3%
International	91.2	61.9	29.3	47.3%	251.8	177.2	74.6	42.1%
Total case volume	255.4	177.8	77.6	43.6%	706.7	518.5	188.2	36.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2017, total net revenues increased by $106.7 million and $265.4 million as compared to the same periods in 2016 primarily as a result of case volume growth across all regions and most products as well as increased non-case revenues.

Clear Aligner - North America

For the three months ended September 30, 2017, North America net revenues increased by $50.0 million as compared to the same period in 2016 primarily due to case volume growth across all channels and most products which increased net revenues by $59.8 million. This increase was offset in part by lower average selling prices (“ASP”) which decreased net revenues by $9.8 million. The ASP decline is a result of a shift in product mix towards Non-Comprehensive Products, primarily driven by increased SDC revenues which carry a lower ASP and higher promotional discounts, which collectively reduced revenues by $19.6 million. These factors contributing to the decline in ASP were offset in part by an increase in additional aligner revenue, which contributed $6.7 million to net revenues, as well as price increases on our Comprehensive Products effective April 1, 2017, which contributed $4.5 million to net revenues.

For the nine months ended September 30, 2017, North America net revenues increased by $121.7 million as compared to the same period in 2016 primarily due to case volume growth across all channels and products which increased net revenues by $141.0 million. This increase was offset in part by lower ASP which decreased net revenues by $19.3 million. The ASP decline is a result of a shift in product mix towards Non-Comprehensive Products, primarily driven by increased SDC revenues which carry a lower ASP and higher Invisalign promotional discounts, which collectively reduced revenues by $34.1 million. These factors contributing to the decline in ASP were offset in part by an increase in additional aligner revenue, which contributed $10.0 million to net revenues, as well as price increases on our Comprehensive Products effective on April 1 of 2016 and 2017, which contributed $6.9 million to net revenues.

Clear Aligner - International

For the three months ended September 30, 2017, International net revenues increased by $42.3 million as compared to the same period in 2016 primarily driven by case volume growth across all channels and products which increased net revenues by $40.0 million. This increase resulted in higher ASP which increased net revenues by $2.3 million. The increase in ASP is primarily a result of price increases in our Comprehensive Products effective July 1, 2017, a favorable impact of foreign exchange rates and the impact from acquiring a distributor as we now recognize direct sales at full ASP rather than the discounted ASP, all of which collectively contributed $6.6 million to net revenues. These factors contributing to the increase in ASP were offset in part by $4.9 million related to higher promotional discounts and increased net deferrals.

For the nine months ended September 30, 2017, International net revenues increased by $102.3 million as compared to the same period in 2016 primarily driven by case volume growth across all channels and products which increased net revenues by $102.5 million. This increase was offset in part by slightly lower ASP. The ASP decline was primarily due to higher promotional discounts and the impact of foreign exchange rates, offset in part by price increases in our Comprehensive Products effective on July 1 of 2016 and 2017, the impact from acquiring certain distributors as we now recognize direct sales at full ASP rather than the discounted ASP, as well as an increase in additional aligner revenue.

Clear Aligner - Non-Case

For the three and nine months ended September 30, 2017, non-case net revenues, consisting of training fees and ancillary product revenues, increased by $5.6 million and $14.2 million as compared to the same periods in 2016 primarily due to increased Vivera volume in both North America and International.

Scanner

For the three and nine months ended September 30, 2017, scanner and services net revenues increased by $8.8 million and $27.1 million as compared to the same periods in 2016. Scanner and services net revenues increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily as a result of an increase in the number of scanners recognized and higher volume of CAD/CAM services resulting from a larger installed base of scanners, offset in part by a decrease in scanner ASP.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Clear Aligner
Cost of net revenues	$75.3	$54.4	$20.9	$208.0	$154.1	$53.9
% of net segment revenues	22.1%	22.3%		22.0%	21.8%
Gross profit	$266.3	$189.3	$77.0	$737.0	$552.6	$184.4
Gross margin %	77.9%	77.7%		78.0%	78.2%
Scanner
Cost of net revenues	$17.5	$15.0	$2.5	$45.1	$37.5	$7.6
% of net segment revenues	40.0%	42.9%		42.1%	46.9%
Gross profit	$26.2	$20.0	$6.2	$62.0	$42.4	$19.6
Gross margin %	60.0%	57.1%		57.9%	53.1%
Total cost of net revenues	$92.8	$69.4	$23.4	$253.1	$191.6	$61.5
% of net revenues	24.1%	24.9%		24.1%	24.4%
Gross profit	$292.5	$209.2	$83.3	$799.0	$595.0	$204.0
Gross margin %	75.9%	75.1%		75.9%	75.6%

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

Clear Aligner

For the three months ended September 30, 2017, gross margin percentage increased as compared to the same period in 2016 primarily driven by lower costs per case.

For the nine months ended September 30, 2017, gross margin percentage declined as compared to the same period in 2016 primarily due to an increase in aligners per case driven by additional aligners and lower ASP.

Scanner

For the three ended September 30, 2017, gross margin increased compared to the same period in 2016 primarily driven by lower service costs. This was partially offset by a lower ASP.

For the nine months ended September 30, 2017, gross margin increased compared to the same period in 2016 primarily due to a favorable product mix shift to our lower cost iTero Element scanner.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Selling, general and administrative	$169.5	$126.7	$42.8	$483.6	$360.4	$123.2
% of net revenues	44.0%	45.5%		46.0%	45.8%

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

For the three months ended September 30, 2017, selling, general and administrative expense increased compared to the same period in 2016 primarily due to higher compensation related costs of $23.8 million mainly as a result of increased headcount. We also incurred higher expenses from equipment and maintenance costs of $6.6 million, advertising and marketing of $5.5 million, and outside services costs of $4.2 million.

For the nine months ended September 30, 2017, selling, general and administrative expense increased compared to the same period in 2016 primarily due to higher compensation related costs of $57.9 million mainly as a result of increased headcount. We also incurred higher expenses from advertising and marketing of $23.9 million, equipment and maintenance costs of $17.5 million, and outside services costs of $15.4 million.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Research and development	$24.2	$20.4	$3.8	$71.4	$54.1	$17.3
% of net revenues	6.3%	7.3%		6.8%	6.9%

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

For the three and nine months ended September 30, 2017, research and development expense increased compared to the same periods in 2016 primarily due to higher compensation costs as a result of increased headcount.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Clear Aligner
Income from operations	$154.6	$102.4	$52.2	$403.3	$306.8	$96.5
Operating margin %	45.3%	42.0%		42.7%	43.4%
Scanner
Income from operations	$13.5	$12.0	$1.5	$28.3	$20.3	$8.0
Operating margin %	31.0%	34.3%		26.5%	25.5%
Total income from operations (1)	$98.8	$62.1	$36.7	$244.0	$180.5	$63.5
Operating margin %	25.6%	22.3%		23.2%	23.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

(1) Refer to Note 14 "Segments and Geographical Information" of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to consolidated income from operations.

Clear Aligner

For the three months ended September 30, 2017, operating margin percentage increased compared to the same period in 2016 primarily due to greater Invisalign revenues and higher operating margin from sales to SDC, lower costs per case, partially offset by higher compensation related costs and marketing expenses.

For the nine months ended September 30, 2017, operating margin percentage declined compared to the same period in 2016 due to higher marketing spend and, to a lesser extent, lower ASP, partially offset by a higher operating margin from sales to SDC.

Scanner

For the three ended September 30, 2017, operating margin percentage decreased compared to the same period in 2016 due to higher operating expenses along with a lower ASP. This was partially offset by lower service costs.

For the nine months ended September 30, 2017, operating margin percentage increased compared to the same period in 2016 due to a favorable product mix shift to our lower cost iTero Element scanner.

Interest and other income (expenses), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Interest and other income (expenses), net	$3.8	$1.5	$2.3	$8.6	$1.2	$7.4

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expenses), net, includes foreign currency revaluation gains and losses, interest income earned on cash, cash equivalents and investment balances, gains and losses on foreign currency forward contracts and other miscellaneous charges.

For the three and nine months ended September 30, 2017, interest and other income (expenses), net increased compared to the same periods in 2016 mainly due to higher foreign exchange gains as a result of the Euro strengthening to the U.S. dollar.

Equity in losses of investee, net of tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Equity in losses of investee, net of tax	$1.6	$0.5	$1.1	$5.0	$0.5	$4.5

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2017, equity in losses of investee, net of tax increased compared to the same periods in 2016 due to higher losses attributable to equity method investments including a higher share due to an additional investment in the third quarter of 2017 (Refer to Note 4 "Equity Method Investments" of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Income tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Provision for income taxes	$18.3	$11.7	$6.6	$26.5	$39.2	$(12.7)
Effective tax rates	17.9%	18.4%		10.5%	21.6%

For the three months ended September 30, 2017 and 2016, provision for income taxes was $18.3 million and $11.7 million, respectively, representing effective tax rates of 17.9% and 18.4%, respectively. Our provision for income taxes was $26.5 million and $39.2 million for the nine months ended September 30, 2017 and 2016, respectively, representing effective tax rates of 10.5% and 21.6%, respectively. The decrease in effective tax rate for the three months ended September 30, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 in 2017 which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense, and certain one-time tax charges recognized as a result of the implementation of the international corporate restructure on July 1, 2016 that is no longer pertinent to the current period. The decrease in effective tax rate for the nine months ended September 30, 2017 compared to the same period in 2016 is primarily attributable to the adoption of ASU 2016-09 in the first quarter of fiscal year 2017, which requires excess tax benefits related to stock-based compensation to be recognized as a reduction of income tax expense. In addition, the effective tax rate for the prior period was increased due to certain one-time tax charges recognized as a result of the implementation of the international corporate restructure during the third quarter of fiscal year 2016. For the three and nine months ended September 30, 2017, we recognized excess tax benefits of $1.7 million and $24.1 million, respectively, in our provision for income taxes.

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

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period, which were originally granted in 2002 and was set to expire in June 2017. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three and nine months ended September 30, 2017, the reduction in income taxes was minimal primarily due to the new international corporate structure implemented on July 1, 2016. For the three and nine months ended September 30, 2016, income taxes were reduced by $0.3 million with minimal impact to diluted net income per share and $17.5 million representing a benefit to diluted net income per share of $0.21, respectively (Refer to Note 12 "Accounting for Income Taxes" for details on income taxes).

Liquidity and Capital Resources

We fund our operations primarily from product sales and available cash and cash equivalents and marketable securities. As of September 30, 2017 and December 31, 2016, we had the following cash, cash equivalents, and short-term and long-term marketable securities (in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$362,613	$389,275
Short-term marketable securities	316,454	250,981
Long-term marketable securities	58,842	59,783
Total	$737,909	$700,039

Cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$276,213	$166,674
Investing activities	(228,620)	142,859
Financing activities	(79,036)	(57,619)
Effect of exchange rate changes on cash and cash equivalents	4,781	320
Net increase (decrease) in cash and cash equivalents	$(26,662)	$252,234

As of September 30, 2017, we had $737.9 million in cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds and certificates of deposit.

As of September 30, 2017, approximately $501.6 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to permanently reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Stock Repurchases

Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Condensed Consolidated Financial Statements for details on stock repurchase program.

April 2016 Repurchase Program. On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock. On May 2, 2017, we entered into an accelerated share repurchase ("ASR") to repurchase $50.0 million of our common stock ("2017 ASR"). The 2017 ASR was completed on August 3, 2017. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We received a total of approximately 0.4 million shares at a weighted average share price of $146.48 under the 2017 ASR. All repurchased shares were retired. As of September 30, 2017, we have $250.0 million remaining under the April 2016 Repurchase Plan.

Operating Activities

For the nine months ended September 30, 2017, cash flows from operations of $276.2 million resulted primarily from our net income of approximately $221.2 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $44.0 million related to equity incentive compensation granted to employees and directors,

•	Depreciation and amortization of $26.7 million related to our property, plant and equipment and intangible assets, and

•	Net change in deferred tax assets of $5.5 million.

Significant changes in working capital

•	Increase of $84.4 million in accounts receivable which is primarily a result of the increase in net revenues,

•	Increase of $53.2 million in deferred revenues corresponding to the increases in case shipments, and

•	Increase of $19.0 million in accrued and other long-term liabilities due to timing of payments and activities.

Investing Activities

Net cash used in investing activities was $228.6 million for the nine months ended September 30, 2017 primarily consisted of purchases of marketable securities of $356.9 million, property and plant and equipment purchases of $126.2 million, of which $63.0 million is related to the purchase of our new headquarters along with building improvements, $23.0 million of loan advances to equity investee and $9.0 million paid for certain distributor acquisitions, net of cash received. These outflows were partially offset by maturities and sales of marketable securities of $292.8 million and loan repayment from equity investee of $6.0 million.

For the remainder of 2017, we expect to invest an additional $55.0 million to $60.0 million on capital expenditures primarily related to additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $79.0 million for the nine months ended September 30, 2017 primarily resulting from common stock repurchases of $53.8 million and payroll taxes paid for vesting of restricted stock units through share withholdings of $39.1 million. These outflows were offset in part by $13.9 million from proceeds from the issuance of common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2017, we had approximately $566.1 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We do not have interest bearing liabilities as of September 30, 2017, and, therefore, we are not subject to risks from immediate interest rate increases.

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

We have in the past and may in the future enter into currency hedging transactions in an effort to cover some of our exposure to foreign currency exchange fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. As of September 30, 2017, we did not have any outstanding foreign exchange forward contracts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the course of Align's operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align's view of these matters may change in the future as litigation and events related thereto unfold; Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align's financial position, results of operations or cash flows (Refer to Note 8 "Legal Proceedings" of the Notes to Condensed Consolidated Financial Statements for details on legal proceedings).

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. Many of these manufacturers, including Danaher Corporation, Dentsply Sirona Inc., Straumann Group and 3M, have substantially greater financial resources and manufacturing and marketing experience than we do. In addition, as a result of the expiration of certain key patents owned by us, commencing in 2017, we expect that these existing competitors as well as new entrants into the clear aligner market will begin offering an orthodontic system more similar to ours in the near future. Several of these competitors will likely have greater resources as well as the ability to leverage their existing channels in the dental market to compete directly with us, and therefore our share of the clear aligner market could decline which would likely have a material adverse effect on our business, results of operation and financial condition.  In addition, corresponding foreign patents will start to expire in 2018 which will likely result in increased competition in some of the markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we also face competition from companies that now offer clear aligner therapy directly to the consumer eliminating the need for the consumer to visit a dental office. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

In addition, President Donald Trump and his administration have made statements regarding the possibility of changing the way in which international operations of U.S. companies are taxed, including through the implementation of a border tax, tariff or increase in custom duties on products manufactured in countries outside of the U.S., such as Mexico, and imported into the U.S. In the event such taxes, tariffs, increased custom duties or other measures are implemented, they could have a materially adverse effect on our business and or operating results, and we may have to consider relocating some of our international operations.

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

•
although it is our intention to indefinitely reinvest earnings outside the U.S., restrictions on the transfer of funds held by our foreign subsidiaries, including with respect to restrictions on our ability to repatriate foreign cash to the U.S. at favorable tax rates;

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

We provide volume-based discount programs to our doctors. In addition, we sell a number of products at different list prices. If we change the volume-based discount accounting that affects our average selling prices; if we introduce any price reductions or consumer rebate programs; if we expand our discount programs in the future or participation in these programs increases; or if our product mix shifts to lower priced products or products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected and our net revenues, gross profit, gross margin and net income may be reduced.

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. We are establishing additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency and provide doctors with a better experience to further improve their confidence in using Invisalign to treat more patients, more often. Our ability to plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control. If the transition into these additional facilities is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our facility capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Production of our intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing doctor and consumer demand for our products. These fluctuations could cause our stock price to decline or significantly fluctuate. Some of the factors that could cause our operating results to fluctuate include:

•
limited visibility into and difficulty predicting the level of activity in our customers’ practices from quarter to quarter including limited visibility into the number of aligners purchased by SmileDirectClub, LLC ("SDC") under the supply agreement from quarter to quarter;

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

•
disruptions to our business as a result of our agreement to manufacture clear aligners for SDC, including market acceptance of the SDC business model and product, possible adverse customer reaction and negative publicity about us and our products;

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

•	inaccurate forecasting of net revenues, production and other operating costs,

•	investments in research and development to develop new products and enhancements;

•	changes in accounting standards, policies and estimates including changes made by our equity investee; and

•	our ability to successfully hedge against a portion of our foreign currency-denominated assets and liabilities.

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

We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace and our customers to be secure. Despite the implementation of security measures, we have experienced such breaches in the past and our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If we fail to meet our customer and patient’s expectations regarding the security of healthcare information, we could be liable for damages and our reputation could be impaired. In addition, patient care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2017, we had issued 454 U.S. patents, 447 foreign issued patents, and 402 pending global patent applications.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions including our transition of further business operations into our ERP software system, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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

The primary objective of our investment activities is to preserve principal. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. In an unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

In addition, our tax rate may be impacted by tax holidays or incentives. In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period, which was originally granted in 2002 and was set to expire in June 2017. Under these incentives, all of the income in Costa Rica during these twelve year incentive periods is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017 and 2016. For the three and nine months ended September 30, 2017, the new corporate structure implemented on July 1, 2016 had a minimal impact on income taxes. For the three and nine months ended September 30, 2016, income taxes were reduced by $0.3 million with minimal impact to diluted net income per share and $17.5 million representing a benefit to diluted net income per share of $0.21, respectively.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended September 30, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs (1)
July 1, 2017 through July 31, 2017	—	$—	—	$250,000,000
August 1, 2017 through August 31, 2017	80,387	$186.60	80,387	$250,000,000
September 1, 2017 through September 30, 2017	—	$—	—	$250,000,000

(1) On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our stock under our April 2016 Repurchase Program. On May 2, 2017, we entered into an accelerated share repurchase ("ASR") to repurchase $50.0 million of our common stock ("2017 ASR"). The 2017 ASR was completed on August 3, 2017. The final number of shares repurchased was based on our volume-weighted average stock price during the term of the transaction, less an agreed upon discount. We received a total of approximately 0.4 million shares at a weighted average share price of $146.48 under the 2017 ASR. All repurchased shares were retired. As of September 30, 2017, we have $250.0 million remaining under the April 2016 Repurchase Plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Purchase and Sale Agreement dated July 24, 2017 between Align Technology de Costa Rica, S.R.L. and Belan Business Center, S.A.	Form 8-K	7/27/2017	10.1
10.2	Membership Interest Purchase Agreement dated July 24, 2017 between Align Technology, Inc. and SmileDirectClub, LLC.	Form 8-K	7/27/2017	10.2
10.3	First Amendment to Loan and Security Agreement dated July 24, 2017 between Align Technology, Inc. and SmileDirectClub, LLC.	Form 8-K	7/27/2017	10.3
10.4	Sixth Amendment to Credit Agreement dated July 24, 2017 between Align Technology, Inc. and Wells Fargo Bank, National Association	Form 8-K	7/27/2017	10.4
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

November 2, 2017	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Purchase and Sale Agreement dated July 24, 2017 between Align Technology de Costa Rica, S.R.L. and Belan Business Center, S.A.	Form 8-K	7/27/2017	10.1
10.2	Membership Interest Purchase Agreement dated July 24, 2017 between Align Technology, Inc. and SmileDirectClub, LLC.	Form 8-K	7/27/2017	10.2
10.3	First Amendment to Loan and Security Agreement dated July 24, 2017 between Align Technology, Inc. and SmileDirectClub, LLC.	Form 8-K	7/27/2017	10.3
10.4	Sixth Amendment to Credit Agreement dated July 24, 2017 between Align Technology, Inc. and Wells Fargo Bank, National Association	Form 8-K	7/27/2017	10.4
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*