Form 10-K
period 2017-12-31
ALIGN TECHNOLOGY INC
filed 2018-02-28
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(408) 470-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
______________________________________________________

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,773,962,344 as of June 30, 2017 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 23, 2018, 80,135,229 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2017

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

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the financial and strategic benefits of establishing regional order acquisition, treatment planning and manufacturing facilities, as well as the anticipated timing of such facilities being operational, our expectations regarding the continued expansion of our international markets, impact of the U.S. Tax Cuts and Jobs Act, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part I, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I

ITEM 1.BUSINESS

Our Company

Align Technology, Inc (“We”, “Our”, “Align”) is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners and iTero® intraoral scanners and services for orthodontics, restorative and aesthetic dentistry. Align’s products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect. Align Technology was founded in March 1997 and incorporated in Delaware in April 1997. Our headquarters is located at 2820 Orchard Parkway, San Jose, California 95134, and our telephone number is 408-470-1000. Our internet address is www.aligntech.com. Our European headquarters is located in Amsterdam, the Netherlands and our Asia Pacific headquarters is located in Singapore.

We have two operating segments: (1) Clear Aligner and (2) Scanners and Services ("Scanner"). For the year ended December 31, 2017, Clear Aligner net revenues represent approximately 89% of worldwide net revenues, while Scanner represent the remaining 11% of worldwide net revenues. We sell the vast majority of our products directly to our customers: orthodontists and general practitioner dentists ("GPs"), as well as to restorative and aesthetic dentists, including prosthodontists, periodontists, and oral surgeons. Our Clear Aligner operating segment includes revenues from non-Invisalign aligners supplied to SmileDirectClub, LLC ("SDC"). Refer to "Supply Agreement with SmileDirectClub, LLC" section.

We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Invisalign System in 1998. The Invisalign System is regulated by the FDA as a Class II medical device. In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course. The Invisalign System is sold primarily through a direct sales force in North America, Asia Pacific ("APAC"), Europe, Middle East and Africa (EMEA) and Latin America. To date, over 5.2 million people worldwide have been treated with our Invisalign System.

Our iTero scanner is used by dental professionals and/or labs and service providers for restorative and orthodontic digital procedures as well as Invisalign case submission. We received 510(k) clearance from the FDA to market iTero software for expanded indications in 2013. Scanners and CAD/CAM Services are primarily sold through our direct sales force and a few distributors in North America, Europe and certain Asia Pacific countries, and through distribution partners in Thailand, Scandinavia and Russia.

Our Products and Services

Our net revenues are generated from the sale of the following product offerings:

	Fiscal Year
Percentage of Net Revenues by Product	2017	2016	2015
Clear Aligner Segment
Comprehensive Products	69%	72%	78%
Non-Comprehensive Products	14	11	11
Non-Case Products	6	6	6
Total Clear Aligner Segment	89	89	95
Scanners Segment	11	11	5
Total Net Revenues	100%	100%	100%

Clear Aligner Segment

Malocclusion and Traditional Orthodontic Treatment

Malocclusion, or the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting billions of people, or approximately 60% to 75% of the population. Annually, approximately 10 million people in major developed countries elect treatment by orthodontists worldwide. Most orthodontic patients are treated with the use of traditional methods such as metal arch wires and brackets, referred to as braces, and may be augmented with elastics, metal expanders, headgear or functional appliances, and other ancillary devices as needed. Upon completion of the treatment, the dental professional may, at his or her discretion, have the patient use a retainer appliance. Of the 10 million annual orthodontic cases started, approximately 60% or 6 million are applicable to Invisalign treatment - our served market. In addition, approximately 300 million people with malocclusion could benefit from straightening their teeth, but are unlikely to seek treatment through a doctor’s office. This represents an incremental opportunity for us as we expand the market for orthodontics by educating more consumers about the benefits of straighter teeth using Invisalign clear aligners and connect them with an Invisalign doctor of their choice.

The Invisalign System

The Invisalign System is a proprietary method for treating malocclusion based on a series of doctor-prescribed, custom manufactured, clear plastic, removable aligners. The Invisalign System offers a range of treatment options, specialized services, and proprietary software for treatment visualization and is comprised of the following phases:

Orthodontic diagnosis and transmission of treatment data to us. The Invisalign-trained dental professional prepares and sends us a patient’s treatment data package which consists of a prescription form, a polyvinyl-siloxane (or "PVS") impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition. The Invisalign-trained dental professional can also submit an intraoral digital scan instead of a physical PVS impression through either Align's iTero scanner or several third-party scanners. See "Third Party Scanners and Digital scans for Invisalign treatment submission." More than 50% of Invisalign case submissions are submitted via digital scan instead of a physical PVS impression.

Preparation of computer-simulated treatment plan. Using propriety software which we do not sell, we generate a proposed custom, three-dimensional treatment plan, called a ClinCheck treatment plan. The ClinCheck treatment plan simulates appropriate tooth movement in stages and details timing and placement of any features or attachments that will be used during treatment. Attachments are tooth-colored “buttons” that are sometimes used to increase the biomechanical force on a specific tooth or teeth in order to effect the desired movement.

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

Shipment to the dental professional and patient aligner wear. All the aligners for a patient are shipped directly to the dental professional, who then dispenses them to the patient at regular check-up intervals throughout the treatment. Aligners are generally worn for a period of time which correspond to the stages of the approved ClinCheck treatment plan. The patient replaces the aligners with the next pair in the series when prescribed, advancing tooth movement with each aligner stage. Throughout treatment, the doctor may place attachments or use other auxiliaries to achieve desired tooth movements, per the doctor’s original prescription and resulting ClinCheck treatment plan. In October 2016, we introduced one-week aligner wear. At the treating doctor’s discretion, we recommend changing from two-week aligner wear to one-week aligner wear for Invisalign treatments with Invisalign Full, Invisalign Teen, Invisalign Assist, Invisalign Lite, and Invisalign Go products, thereby reducing treatment time by up to 50%. Align’s recommendation is based on clinical analysis of more than 200 in-progress Invisalign cases (data on file) and the experiences of numerous Invisalign providers.

Additional aligners. Should the dental professional determine that the treatment is not tracking for various reasons, such as patient compliance, certain teeth movement not tracking to plan, or they need to extend the treatment a few stages further to achieve their treatment goals, the dental professional can request additional aligners at no charge at any point during the treatment, subject to certain requirements.

Clear Aligner Products

Comprehensive Products - Invisalign Treatment Options:

Invisalign Full and Invisalign Teen. Used for a wide range of malocclusion, the Invisalign Full and Invisalign Teen treatment plans each consist of the number of aligners necessary to achieve the doctor’s treatment goals. The Invisalign Teen treatment includes all the features of Invisalign Full treatment, plus additional features that address the orthodontic needs of teenage patients such as compliance indicators, compensation for tooth eruption and six free single arch replacement aligners. Aligners for Invisalign Full and Invisalign Teen treatments (other than the replacement aligners) are manufactured and then delivered to the dental professionals in a single shipment. Both treatment options are sold in the U.S., Canada and our international countries.

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

Non-Comprehensive Products - Invisalign Treatment Options:

Invisalign Express 10, Invisalign Express 5, Invisalign i7 and Invisalign Lite. Lower-cost solutions are used for less complex orthodontic cases, non-comprehensive treatment relapse cases, or straightening prior to restorative or cosmetic treatments such as veneers. Invisalign Express 10, Invisalign Express 5 and Invisalign i7 use up to 10 sets, 5 sets and 7 sets of aligners, respectively. Invisalign Lite use up to 14 sets of aligners. Non-comprehensive products are available in select country markets and delivered to the dental professionals in a single shipment.

Invisalign Go. A simplified and streamlined solution designed for GPs to more easily identify and treat patients with mild malocclusion. Invisalign Go combines case assessment support, a simplified ClinCheck treatment plan and a progress assessment feature for case monitoring. Invisalign Go is available in core European markets and in certain markets in North America and Asia Pacific.

Non-Comprehensive Products - Non-Invisalign Aligners Supplied to SmileDirectClub, LLC:

SmileDirectClub Aligners. On July 25, 2016, we entered into a supply agreement with SmileDirectClub, LLC ("SDC") to manufacture non-Invisalign clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. In October 2016, we became SDC's exclusive third-party supplier and began supplying aligners directly to SDC. SDC aligners include up to 20 stages without attachments or interproximal reduction ("IPR"). Align manufactures the aligners per SDC’s specifications for minor tooth movement using EX-30, our proprietary aligner material used prior to the introduction of SmartTrack. Align does not market or sell SDC products and ships supply of aligners directly to SDC when requested. Refer to "Supply Agreement with SmileDirectClub, LLC" section.

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

Feature Enhancements

We have consistently introduced enhanced features across the Invisalign System over the past several years to improve treatment outcomes or address broader clinical indications. Feature enhancements are marketed primarily under an Invisalign “G” series and have included Invisalign G3 (launched in October 2010), Invisalign G4 (launched in November 2011), Invisalign G5 (launched in February 2014), Invisalign G6 (launched in March 2015), and Invisalign G7 (launched in October 2016).

Invisalign Teen with mandibular advancement (launched in March 2017) is the first clear aligner solution for Class II correction in growing tween and teen patients. This new offering combines the benefits of our clear aligner system with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign with mandibular advancement offers a simpler, more efficient and patient-friendly treatment option than functional appliances and without the need for elastics typically used to treat teen Class II patients. Invisalign Teen with mandibular advancement is available is most country markets; however, it is pending 510(k) clearance in the U.S. and is not yet available for use.

SmartTrack™ Aligner Material

SmartTrack is a patented, custom-engineered Invisalign clear aligner material that delivers gentle, more constant force considered ideal for orthodontic tooth movements. Conventional aligner materials relax and lose a substantial percent of energy in the initial days of aligner wear, but SmartTrack maintains more constant force over the period of time the patient wears the aligners. The flexible SmartTrack material also more precisely conforms to tooth morphology, attachments and interproximal spaces to improve control of tooth movement throughout treatment.

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

iTero Scanner. The iTero Element scanner (launched in September 2015) is available as a single hardware platform with software options for restorative or orthodontic procedures. We market and sell the iTero Element in North America and in select international markets. The iTero scanner is interoperable with our Invisalign treatment such that a full arch digital scan can be submitted as part of the Invisalign case submission process. In addition, the Invisalign Outcome Simulator and Invisalign Assessment tool are exclusive to the iTero scanner. Prior to the launch of iTero Element, we sold the iTero 2.9 scanner.

Restorative software for iTero. Software designed for GPs, prosthodontists, periodontists, and oral surgeons which includes restorative workflows providing them with the ability to send digital impressions to the lab of choice and communicate seamlessly with external treatment planning, custom implant abutment, chairside milling, and laboratory CAD/CAM systems.

Orthodontic software for iTero. Software designed for orthodontists for digital records storage, orthodontic diagnosis, and for the fabrication of printed models and retainers.

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

Third Party Scanners and Digital scans for Invisalign treatment submission. We support an open systems approach to digital scans and other intraoral scanning companies interested in qualifying their scanners to submit a digital impression in place of a traditional PVS impression as part of the Invisalign case submission process. We have qualified third party scanners for digital scan submission including 3M™ True Definition scanner, the Sirona CEREC Omnicam scanner and certain 3Shape TRIOS scanners. Information regarding legal proceedings associated with the scanner may be found in Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.”

iTero Applications and Tools

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

Invisalign 3D Assessment tool. The Invisalign Progress Assessment tool provides the ability to compare a patient’s new scan with a specific stage of their ClinCheck treatment plan to visually assess and communicate Invisalign treatment progress with an easy to read, color-coded tooth movement report that allows the doctor to know how each tooth is tracking.

TimeLapse. TimeLapse technology allows doctors or practitioners to compare a patient’s historic 3D scans to the present-day scan, enabling clinicians to identify and measure orthodontic movement, tooth wear, and gingival recession. This highlights areas of diagnostic interest to dental professionals and helps foster a proactive conversation with the patient regarding potential restorative or orthodontic solutions.

Our iTero Element scanner includes the Invisalign Outcome Simulator, Invisalign 3D Assessment tool and Timelapse as well as the orthodontic software and/or restorative software. The orthodontic or restorative software may also be purchased subsequently for an upgrade fee. Additional applications such as the Invisalign Outcome Simulator are not available for sale separately.

Other proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck and ClinCheck Pro software, the Invisalign Doctor Site, and enhanced feature solutions such as Invisalign G7 are included as part of the Invisalign System and are not sold separately nor do they contribute as individual items to revenue.

Business Strategy

Our goal is to give patients of all ages access to the smiles they want and deserve. Our smile-changing technology and innovations are designed to meet the demands of today’s patients with treatment options that are convenient, comfortable, affordable, while helping to improve overall oral health. We strive to help our doctors move their practices forward by connecting them with new patients, providing digital solutions to help increase practice efficiency and helping them deliver the best possible treatment outcomes and experiences to millions of people around the world.

We achieve this by continued focus and execution of our strategic growth drivers:

1.
International Expansion. In order to provide the millions of consumers access to a better smile, we continue increasing our presence globally by making our products available in more countries. We expect to continue to grow and expand our business by investing in resources, infrastructure, and initiatives that will drive Invisalign treatment growth in our current and new international markets. As our core countries within the EMEA and APAC regions continue to grow in both number of new Invisalign providers and customer utilization, we strive to make sure we can support that growth through investments such as headcount, clinical support, education and advertising. We have transitioned most of our indirect smaller country markets to a direct sales model, and, while we do not expect a material impact from these countries for some time, in the near term, we will leverage our existing infrastructure in adjacent country markets as we build local sales organizations to drive long-term market penetration. In addition, we are scaling and expanding our operations and facilities to better support our customers across the globe. In 2017, we opened new treatment planning facilities in Chengdu, China and Cologne, Germany to support our customers within these regions.

2.
Orthodontist Utilization. We continue to innovate and increase the product applicability and predictability to address a wide range of cases, from simple to complex, thereby enabling providers to confidently treat teenagers and adults with the Invisalign System. Over the last several years, we launched clinical innovations such as Invisalign G6 and Invisalign G7. In March 2017, we launched Invisalign with mandibular advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This new offering combines the benefits of the most advanced clear aligner system in the world with features for moving the lower jaw forward while simultaneously aligning the teeth. Approximately 30% to 45% of teen cases need Class II correction. Invisalign with mandibular advancement was launched in Canada, EMEA and APAC. It is pending 510(k) approval in the U.S. and therefore not currently available in the U.S. We also continue to make improvements to our Invisalign treatment software, ClinCheck Pro, designed to deliver an exceptional user experience and increase treatment control to help our doctors achieve their treatment goals.

3.
GP Dentist Treat & Refer. We want to enable GPs, who have access to a large patient base, to more easily identify Invisalign cases they can treat, monitor patient progress or, if needed, help refer cases to an orthodontist while providing high-quality restorative, orthodontic, and dental hygiene care. The iTero scanner is an important component to that customer experience and is central to a digital approach as well as overall customer utilization of Invisalign treatment. The iTero scanner is optimized for Invisalign treatment with the Invisalign Outcome Simulator and Progress Assessment tool. In June 2017, we launched TimeLapse technology that allows doctors or practitioners to compare a patient’s 3D historic scans to the present-day scan, enabling clinicians to identify and measure orthodontic movement, tooth wear, and gingival recession. This highlights areas of diagnostic interest to dental professionals and helps foster a proactive conversation with the patient regarding potential restorative or orthodontic solutions. We also signed a distribution agreement with Patterson Dental for the iTero Element intraoral scanning system in the U.S. and Canada effective September 2017. Lastly, as part of expanding restorative workflows for iTero, in Q4 2017, we signed a distribution agreement with Glidewell Dental for the iTero Element scanner in North America with glidewell.ioTM In-Office Solution, a chairside restorative ecosystem designed to simplify the process of prescribing and delivering laboratory-quality dental restorations.

4.
Patient Demand & Conversion. Our goal is to make Invisalign a highly recognized name brand worldwide by creating awareness for Invisalign treatment among consumers, motivating potential patients to seek Invisalign treatment and reaching more consumers. We accomplish this objective through an integrated consumer marketing strategy that includes television, media, social networking and event marketing as well as educating patients on treatment options and directing them to high volume Invisalign providers. In January 2017, we launched a new Smile Concierge program with the objective to help more U.S. consumers start Invisalign treatment and improve their overall experience by shortening their research cycles and utilizing consumer insights to help our doctors better engage with consumers. Our Smile Concierge program educates consumers on the benefits of Invisalign treatment, answers their questions, and helps them schedule an appointment with an Invisalign provider. In addition, as an extension of our direct-to-consumer channel and building on the Smile Concierge program, we opened our first Invisalign store pilot program in November 2017 aimed at connecting potential patients directly to doctors for Invisalign treatment by educating consumers on how Invisalign works, showing them a scan-driven simulation of how they might look with straighter teeth, and offering to connect interested consumers with an Invisalign doctor of their choice should they decide to pursue treatment (Refer to Note 4 "Equity Method Investments" of the Notes to Consolidated Financial Statements for a communication received from SDC on Invisalign store pilot program).

Supply Agreement with SmileDirectClub, LLC

On July 28, 2016, we announced a supply agreement with SmileDirectClub, LLC to manufacture non-Invisalign clear aligners for SDC’s doctor-led, at-home program for affordable, cosmetic teeth straightening. The agreement brings our manufacturing and production expertise to a new and growing segment of the adult treatment market, one that provides new treatment choices to consumers and new business opportunities to Invisalign providers.

Beginning October 2016, we became SDC’s exclusive third-party supplier for its minor tooth movement aligner program. Specifically, we provide a case setup through SDC’s SmileCheck viewer portal and upon review and approval by a participating licensed orthodontist or general dentist in SDC’s network, we manufacture clear aligners and ship them directly to SDC. While we are SDC's only third-party supplier, SDC also manufactures some of their own aligners.

SDC aligners include up to 20 stages without attachments or IPR. We manufacture the aligners per SDC’s specifications for minor tooth movement using EX-30. Align does not market or sell SDC products.

In addition, under the agreement, Align and SDC created a new Invisalign doctor referral program similar to the Invisalign Doctor Locator, that systematically refers a portion of case assessments that are too complex for their minor tooth movement product, to Invisalign providers in the patient’s local area. The goal of the agreement is to help expand the market and opportunity for our Invisalign doctors, while supporting SDC’s efforts to provide consumers with access to more choices in treating simple cases from the convenience of their own home. The Invisalign brand and system of clear aligners continue to be available exclusively for in office treatment with Invisalign-trained orthodontists and general dentists.

Manufacturing and Suppliers

Our manufacturing facilities are located in Juarez, Mexico, where we conduct our aligner fabrication, distribute and repair our scanners and perform our CAD/CAM services, and in Or Yehuda, Israel where we produce our handheld intraoral scanner wand and perform the final assembly of our iTero scanner. Our Invisalign digital treatment planning and interpretation for iTero restorative cases are conducted primarily at our facility located in San Jose, Costa Rica; however, in 2017, we opened new treatment planning facilities in Chengdu, China and Cologne, Germany to support our customers within these regions. Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Since the manufacturing process of our products requires substantial and varied technical expertise, we believe that our manufacturing capabilities are important to our success. In order to produce our highly customized, highly precise, medical quality products in volume, we have developed a number of proprietary processes and technologies. These technologies include complex software algorithms and solutions, CT scanning, stereolithography and automated aligner fabrication. To increase the efficiency of our manufacturing processes, we continue to focus our efforts on software development and the improvement of rate-limiting processes or bottlenecks. We continuously upgrade our proprietary, three-dimensional treatment planning software to enhance computer analysis of treatment data and to reduce time spent on manual and judgmental tasks for each case, thereby increasing the efficiency of our technicians. In addition, to improve efficiency and increase the scale of our operations, we continue to invest in the development of automated systems for the fabrication and packaging of aligners.

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

Sales and Marketing

Our sales efforts are focused primarily on the Invisalign System and continuing to increase adoption and utilization by orthodontists and GPs worldwide. In North America, Europe, certain Asia Pacific country markets, and, more recently in Brazil and certain countries in the Middle East and Africa, we have direct sales and support organizations, which includes quota carrying sales representatives, sales management and sales administration. We also have distribution partners that sell the Invisalign System in smaller non-core international country markets. We continued to expand in our existing markets through targeted investments in sales resources, professional marketing and education programs, along with consumer marketing in select country markets.

For the iTero scanner, we have a small team of direct sales representatives and a few distributors in North America who leverage leads generated by our Invisalign sales and marketing resources, including customer events and industry trade-shows. We sell the iTero scanner in select country markets internationally and will expand to additional markets over time to grow the scanner business.

We provide training, marketing and clinical support to orthodontists and GPs. As of December 31, 2017, we had approximately 64,400 active Invisalign providers.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign System as the standard method for treating malocclusion and our intraoral scanning platform as the preferred scanning protocol for digital scans. Our research and development expenses were $97.6 million, $75.7 million and $61.2 million for the year ended December 31, 2017, 2016 and 2015, respectively.

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

Intellectual Property

We believe our intellectual property position represents a substantial business advantage. As of December 31, 2017, we had 420 active U.S. patents, 456 active foreign patents, and 416 pending global patent applications.

We continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. Certain of our issued U.S. patents expired in 2017. In addition, corresponding foreign patents will start to expire in 2018. Our active U.S. patents expire between 2018 and 2035. When patents expire, we lose the protection and competitive advantages they provided to us, which could negatively impact our operating results; however, we continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws. We cannot be certain that patents will be issued as a result of any patent application or that patents that have been issued to us or that may be issued in the future will be found to be valid and enforceable and sufficient to protect our technology or products. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business. Information regarding risks associated with failing to protect our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Seasonal Fluctuations

General economic conditions impact our business and financial results, and we experience seasonal trends within our two operating segments, customer channels and the geographic locations that we serve. For example, European sales of Invisalign treatments are often weaker in the summer months due to our customers and their patients being on holiday. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and therefore tend to start fewer cases. For our Scanner segment, capital equipment sales are often stronger in the fourth calendar quarter. Consequently, these seasonal trends have caused and may continue to cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Backlog

All Invisalign treatments are individually unique and prescribed by a doctor so, no two cases are alike. The period from which a treatment data package (or a "case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan. Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan. Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped. Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future Invisalign revenues. Our quarterly Invisalign revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter. We define our intraoral scanner backlog as orders where credit and financing is approved and payment is reasonably assured but the scanner has not yet shipped. Our intraoral scanner backlog as of December 31, 2017 was not material.

Competition

We operate in a highly competitive market and we encounter a wide variety of competitors, including larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. We also face competition from early stage companies. Although the number of competitors varies by segment, currently our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S., including Danaher Corporation, Sirona Dental Systems, Inc., Dentsply International, Inc., 3M Company, Straumann Holding AG, 3Shape, Angel Align and other private competitors. In addition, the expiration of certain of key patents, which commenced in 2017, may result in additional competition. Information regarding risks associated with increased competition may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Certain of our products are classified as medical devices under the United States Food, Drug, and Cosmetic Act (the “FD&CA”). The FD&CA requires these products, when sold in the U.S., to be safe and effective for their intended use and to comply with the regulations administered by the FDA. Our products may also be regulated by comparable agencies in non-U.S. countries in which they are produced or sold. In the European Union ("EU"), our products are subject to the medical devices laws of the various member states, which are based on a Directive of the European Commission which was updated in April 2017 to the Medical Device Regulation. Such laws generally regulate the safety of the products in a similar way to the FDA regulations.

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

Our customers are healthcare providers that may be reimbursed by federal funded programs such as Medicaid or a foreign national healthcare program, each of which may offer some degree of oversight. Many government agencies, both domestic and foreign, have increased their enforcement activities with respect to healthcare providers and companies in recent years. Enforcement actions and associated defense can be expensive, and any resulting findings carry the risk of significant civil and criminal penalties.

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the U.S. to multinational requirements in the EU. In the U.S., final regulations implementing amendments to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective in the latter part of 2013 with the HIPAA Omnibus Rule. In the EU, Align must comply with the General Data Protection Regulation (“GDPR”), which serves as a harmonization of European data-privacy laws. The GDPR goes into effect May 25, 2018. Meanwhile, the Asia Pacific region has also seen rapid development of privacy laws, including in China, South Korea, Singapore, Hong Kong, and Australia. We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

Employees

As of December 31, 2017, we had approximately 8,715 employees, including 5,705 in manufacturing and operations, 1,830 in sales and marketing which includes customer care, 475 in research and development and 705 in general and administrative functions.

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
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 28, 2018:

Name	Age	Position
Joseph M. Hogan	60	President and Chief Executive Officer
John F. Morici	51	Chief Financial Officer and Senior Vice President, Global Finance
Simon Beard	51	Senior Vice President and Managing Director, EMEA
Roger E. George	52	Senior Vice President, Chief Legal and Regulatory Officer
Stuart Hockridge	46	Senior Vice President, Global Human Resources
Sreelakshmi Kolli	43	Senior Vice President, Global Information Technology
Jennifer Olson	40	Senior Vice President and Managing Director, Doctor Directed Consumer Channel
Raphael Pascaud	46	Chief Marketing Portfolio and Business Development Officer, and Senior Vice President iTero Scanner and Services
Christopher C. Puco	57	Senior Vice President and Managing Director, Americas
Zelko Relic	53	Chief Technology Officer and Senior Vice President, Global Research & Development
Julie Tay	51	Senior Vice President and Managing Director, Asia Pacific
Emory M. Wright	48	Senior Vice President, Global Operations

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

Simon Beard has served as our Vice President and Managing Director, EMEA since October 2015. In February 2018, Mr. Beard's title was changed to Senior Vice President and Managing Director, EMEA. Prior to joining us, from 2012 to 2014, Mr. Beard was Regional Director for the South East Asia business of Smith & Nephew, a multinational medical equipment manufacturing company. From 2006 to 2012, Mr. Beard was Director & General Manager for UK and Ireland for Smith & Nephew's Advanced Woundcare business. Prior to Smith & Nephew, Mr. Beard held multiple commercial, strategic, and general management positions in companies such as DePuy International (Johnson & Johnson), Sankyo Pharmaceutical and Sanofi Aventis.

Roger E. George has served as our Vice President, Corporate and Legal Affairs and General Counsel since July 2002. In February 2018, Mr. George's title was changed to Senior Vice President, Chief Legal and Regulatory Officer.  Prior to joining us, Mr. George was the Chief Financial Officer, Vice President of Finance and Legal Affairs and General Counsel of SkyStream Networks, a privately held broadband and broadcast network equipment company. Prior to SkyStream, Mr. George was a partner at Wilson Sonsini Goodrich & Rosati, P.C. in Palo Alto, California.

Stuart Hockridge has served as our Vice President, Global Human Resources since May 2016. In February 2018, Mr. Hockridge's title was changed to Senior Vice President, Global Human Resources. Prior to joining us, Mr. Hockridge was Senior Vice President of Talent at Visa Inc. from 2013 to 2016 where he led all aspects of talent delivery for the company including executive development, succession planning, employee engagement, learning and development, and talent acquisition. Prior to Visa, Mr. Hockridge held a number of human resource management positions at GE Healthcare from 2002 to 2012 leading HR processes both globally and for various divisions.

Sreelakshmi Kolli has served as our Vice President, Information Technology since December 2012. In February 2018, Ms. Kolli's title was changed to Senior Vice President, Global Information Technology. Ms. Kolli joined us in June 2003 and has held positions leading business operations and engineering for customer-facing applications. Before joining us, she held technical lead positions with Sword CT Space and Accenture.

Jennifer Olson has served as our Vice President and Managing Director, Doctor-Directed Consumer Channel since August 2016. In February 2018, Ms. Olson's title was changed to Senior Vice President and Managing Director, Doctor-Directed Consumer Channel. Ms. Olson joined us in 2002 and has held multiple roles in sales, marketing, and business development. Most recently, she was Area Sales Director for the North America region where she led all sales activities in Western Canada and the Western region of the U.S. Prior to joining Align, Ms. Olson was with technology companies including Extreme Networks and PWI Technologies.

Raphael Pascaud has served as our Chief Marketing, Portfolio and Business Development Officer, and Vice President, iTero Scanner and Services since July 2015. In February 2018, his title was changed to Chief Marketing, Portfolio and Business Development Officer and Senior Vice President, iTero Scanner and Services. He joined Align in 2010 as Vice President and Managing Director for EMEA and was promoted in January 2014 to Vice President, International. Prior to Align, Mr. Pascaud spent 14 years in various management positions within Johnson & Johnson, including Vice President Orthopedics of EMEA and Vice President Marketing of International.

Christopher C. Puco has served as our Vice President and Managing Director, Americas since December 2017 and became Senior Vice President and Managing Director, Americas in February 2018. He joined us in 2006 as a sales director and in 2008 became senior director for the U.S. Eastern sales area. He served as Vice President of North America from December 2012 to December 2017. Mr. Puco has more than 20 years of experience in the medical device industry holding sales management positions in both starts-ups and established corporate environments. Prior to joining us, he was with United States Surgical Corporation, General Surgical Innovations, Baxter BioSurgery and Fusion Medical Technologies.

Zelko Relic joined Align in 2013 as Vice President, Research & Development. In December 2017, he became Chief Technology Officer, Vice President, Research & Development. In February 2018, his title was changed to Chief Technology Officer, Senior Vice President, Global Research & Development. Prior to joining us, Mr. Relic was Vice President, Engineering for Datalogic Automation, a global leader in automatic data capture and industrial automation markets from 2012. Mr. Relic was previously Vice President, Engineering at Danaher Corporation, Accu-Sort Systems business from 2010 to 2012 before it was acquired by Datalogic Automation. From 2005 to 2010, he was at Siemens Medical Solutions USA, most recent as Vice President, and from 2002 to 2004, he held senior management positions in engineering at Kulicke & Soffa Industries, designers and manufactures of semiconductor products. He also held management positions at KLA-Tencor from 1994 to 2000.

Julie Tay was appointed Vice President and Managing Director, Asia Pacific in March 2013 and became Senior Vice President and Managing Director, Asia Pacific in February 2018. Prior to joining us, Ms. Tay was regional head of Bayer Healthcare (Diabetes Care) overseeing operations across Asia from 2010 to 2013. From 2006 to 2010, Ms. Tay served as director of marketing and corporate accounts at Sealed Air Corporation (formerly Johnson Diversey), a global provider of food safety and security, facility hygiene and product protection. Prior to that, Ms. Tay spent 15 years with Johnson & Johnson Medical.

Emory M. Wright has served as our Vice President, Operations since December 2007 and became Senior Vice President, Global Operations in February 2018. He has been with us since March 2000 predominantly in manufacturing and operations roles including Vice President, Manufacturing and was General Manager of New Product Development. Prior to joining Align, from 1999 to 2000, Mr. Wright was Senior Manufacturing Manager at Metrika, Inc. a medical device manufacturer. Mr. Wright served as Manager of Manufacturing and Process Development for Metra Biosystems Inc.

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. In addition, as a result of the expiration of certain key patents owned by us, which began in 2017, we expect that existing competitors such as Danaher Corporation, Dentsply Sirona Inc., Straumann AG, 3M, 3Shape and Angel Align as well as new entrants into the clear aligner market such as start-ups will begin offering an orthodontic system more similar to ours in the near future. Several of these competitors will likely have greater resources as well as the ability to leverage their existing channels in the dental market to compete directly with us, and therefore our share of the clear aligner market could decline which would likely have a material adverse effect on our business, results of operation and financial condition. In addition, corresponding foreign patents will start to expire in 2018 which will likely result in increased competition in some of the markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we also face competition from companies that now offer clear aligner therapy directly to the consumer eliminating the need for the consumer to visit a dental office. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Our key production steps are performed in operations located outside of the U.S. In San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. In 2017, we opened new treatment planning facilities in Chengdu, China and Cologne, Germany to support our customers within these regions. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico, and we also have order acquisition for the EMEA region in Amsterdam, the Netherlands. We will continue to establish additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency. In addition to the research and development efforts conducted in our North America facilities, we also carry out research and development in Moscow, Russia. We also have customer-care, accounts receivable, customer event registration and accounts payable organizations located in San Jose, Costa Rica. In addition, we have operations in Israel where the design and wand are assembled and our intraoral scanner is manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

•
the engagement of activities by our employees, contractors, partners and agents, especially in countries with developing economies, that are prohibited by international and local trade and labor laws and other laws prohibiting corrupt payments to government officials, including the Foreign Corrupt Practices Act, the United Kingdom ("UK") Bribery Act of 2010 and export control laws, in spite of our policies and procedures designed to ensure compliance with these laws;

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

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gas prices, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in consumer spending on elective or higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners. In addition, Invisalign treatment, which currently accounts for the vast majority of our net revenues, represents a significant change from traditional orthodontic treatment, and customers and consumers may be reluctant to accept it or may not find it preferable to traditional treatment. We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign treatment as both an alternative to braces and as a clinical method for the treatment of malocclusion, but a number of dental professionals believe that the Invisalign treatment is appropriate for only a limited percentage of their patients. Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products.

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

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue. Even if we successfully innovate and develop new products and produce enhancements, we may incur substantial costs in doing so and our profitability may suffer. In addition, even if our new products are successfully introduced, it is unlikely that they will rapidly gain market share and acceptance primarily due to the relatively long period of time it takes to successfully treat a patient with Invisalign. Since it typically takes approximately 12 to 24 months to treat a patient, our customers may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. We are establishing additional order acquisition, treatment planning and manufacturing facilities closer to our international customers in order to improve our operational efficiency and provide doctors with a better experience to further improve their confidence in using Invisalign to treat more patients, more often. Our ability to plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control. If the transition into these additional facilities is significantly delayed or demand for our product exceeds our current expectations, we may not be able to fulfill orders timely, which may negatively impact our financial results and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our facility capacity may at times exceed or fall short of our production requirements. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Production of our intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate as we focus on increasing doctor and consumer demand for our products. These fluctuations could cause our stock price to decline or significantly fluctuate. Some of the factors that could cause our operating results to fluctuate include:

•
limited visibility into and difficulty predicting from quarter to quarter, the level of activity in our customers’ practices including limited visibility into the number of aligners purchased by SmileDirectClub, LLC ("SDC") under the supply agreement;

•	weakness in consumer spending as a result of a slowdown in the global, U.S. or other economies;

•	changes in relationships with our distributors;

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

We are dependent on commercial freight carriers, primarily UPS, to deliver our products to our customers. If the operations of these carriers are disrupted for any reason, we may be unable to deliver our products to our customers on a timely basis. If we cannot deliver our products in an efficient and timely manner, our customers may reduce their orders from us and our net revenues and gross margin could materially decline. In a rising fuel cost environment, our freight costs will increase. If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be adversely affected.

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

Our digital dental modeling is primarily processed in our facility located in San Jose, Costa Rica. The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software. In addition, our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Juarez, Mexico. Both locations in Costa Rica and Mexico are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing a significant delay in receiving their completed aligners and a decrease in service levels for a period of time. In addition, our corporate headquarters in California is located in the San Francisco Bay Area. An earthquake or other natural disaster in this region could result in a disruption in our operations. Any such business interruption could materially and adversely affect our business, financial condition and results of operations.

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

We retain confidential customer and patient information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security measures, we have experienced such breaches in the past and our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, employee error or malfeasance or similar disruptive problems. If we fail to meet our customer and patient’s expectations regarding the security of healthcare information, we could be liable for damages and our reputation and competition position could be impaired. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in orders forcing us to modify our business practices. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, advertisers and partners from using our products. In addition, patient care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. Our insurance may not protect us from this risk.

We are also subject to several federal, state and foreign laws and regulations, including ones relating to privacy, data protection, content regulation, and consumer protection. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could adversely affect our business.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of December 31, 2017, we had 420 active U.S. patents, 456 active foreign patents, and 416 pending global patent applications.

We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position; however, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. Certain of our key patents began to expire in 2017, which may result in increased competition or less expensive alternatives to our products. We also rely on protection of our copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us; however, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. In addition, in an effort to protect our intellectual property we have in the past been and may in the future be involved in litigation. The potential effects on our business operations resulting from litigation that we may participate in the future, whether or not ultimately determined in our favor or settled by us, are costly and divert the efforts and attention of our management and technical personnel from normal business operations.

Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Litigation, interference, oppositions, re-exams, inter partes reviews, post grant reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. Any of these results from our litigation could adversely affect our results of operations and stock price.

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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We are also committed to purchasing the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

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

We are subject to risks associated with our strategic investments. Impairments in the value of our investments and receivables could negatively impact our financial results.

We have invested in SmileDirectClub, LLC ("SDC") and other privately held companies for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Many of such companies generate net losses and the market for their products, services or technologies may be slow to develop. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments and receivables in SDC or other privately held companies have experienced a decline in value, we may be required to record impairments, which could be material and could have an adverse impact on our financial results.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under Generally Accepted Accounting Principles in the United States (“GAAP”), we review our goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired. We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or asset group are determined.

Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been, or may be affected by changes in the accounting rules relate to stock-based compensation, revenue recognition and leases.

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

If the structure is challenged by U.S. or foreign tax authorities, if changes in domestic and international tax laws negatively impact the structure, including the U.S. Tax Cuts and Jobs Act enacted into law on December 22, 2017, or if we do not operate our business in a manner consistent with the structure and applicable regulatory provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the structure, and our business, financial condition and net income may be materially and adversely affected.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock-based compensation, settlement of income tax audits, and changes in overall levels of pretax earnings. With the adoption of the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, we also anticipate our first quarter effective tax rate to vary significantly due to the timing of when majority of our equity compensation vests each year. Other quarters can also be impacted depending on the timing of equity vests.

In addition, our tax rate may be impacted by tax holidays or incentives. In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire a specified number of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017, 2016 and 2015. As a result of these incentives, our income taxes were reduced by $1.8 million, $19.1 million and $32.7 million in the year ended December 31, 2017, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.02, $0.23 and $0.40 in the year ended December 31, 2017, 2016 and 2015, respectively.

Changes in tax laws or tax rulings could negatively impact our income tax provision and net income.

As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the U.S. Changes in tax laws or tax rulings, or changes in interpretations of existing tax laws, could affect our income tax provision and net income or require us to change the manner in which we operate our business. On December 22, 2017, the U.S. enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws. For example, the Organization for Economic Cooperation and Development ("OECD") has been working on a "Base Erosion and Profit Shifting Project," which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. In 2015, the OECD issued and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We occupy several leased and owned facilities with total office and manufacturing area of over 786,714 square feet. At December 31, 2017, the significant facilities were occupied as follows:

Location	Lease/Own	Primary Use	Expiration of Lease
San Jose, California	Own	Office for corporate headquarters, research & development and administrative personnel	N/A
Juarez, Mexico	Own	Manufacturing and office for administrative personnel	N/A
San Jose, Costa Rica	Lease	Office for administrative personnel, treatment personnel, and customer care	June 2023
Or Yehuda, Israel	Lease	Manufacturing and office for research & development and administrative personnel	February 2022
Amsterdam, The Netherlands	Lease	Office for international headquarters, sales and marketing and administrative personnel	March 2020
Moscow, Russia	Lease	Office for research & development	July 2023
Raleigh, North Carolina	Lease	Office for research & development and administrative personnel	November 2024
Ziyang, China	Lease	Manufacturing and office for administrative personnel	May 2021

ITEM 3.LEGAL PROCEEDINGS

     Patent Infringement Lawsuit

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape A/S, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape's Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (ITC) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align's ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape's Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the United States District Court for the District of Delaware alleging patent infringement by 3Shape's Trios intraoral scanning system and Dental System software. All of these district court complaints seek monetary damages and injunctive relief against further infringement.

In the course of Align's operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align's view of these matters may change in the future as litigation and events related thereto unfold; Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align's financial position, results of operations or cash flows (Refer to Note 8 "Legal Proceedings" of the Notes to Consolidated Financial Statements for details on legal proceedings).

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ALGN.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	High	Low
Year Ended December 31, 2017:
Fourth quarter	$266.41	$184.67
Third quarter	$190.04	$148.95
Second quarter	$154.85	$113.40
First quarter	$115.20	$88.56
Year Ended December 31, 2016:
Fourth quarter	$102.10	$83.27
Third quarter	$96.90	$80.30
Second quarter	$81.98	$70.03
First quarter	$73.55	$57.31

On February 23, 2018, the closing price of our common stock on the NASDAQ Global Market was $265.07 per share.  As of February 23, 2018, there were approximately 86 holders of record of our common stock. Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500 and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended December 31, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program (1)
October 1, 2017 through October 31, 2017	—	$—	—	$250,000,000
November 1, 2017 through November 30, 2017	205,000	$243.40	205,000	$200,000,000
December 1, 2017 through December 31, 2017	—	$—	—	$200,000,000

(1) Stock Repurchase Programs

◦
April 2014 Repurchase Program. In 2017, we repurchased shares of our common stock on the open market for an aggregate purchase price of approximately $3.8 million, completing the April 2014 Repurchase Program.

◦	April 2016 Repurchase Program. In 2017, we repurchased, $50.0 million of our common stock through an accelerated stock repurchase agreement and $50.0 million on the open market.

◦
Remaining Available Repurchases. As of December 31, 2017, we have $200.0 million remaining under the April 2016 Repurchase Program. In February 2018, we repurchased approximately 0.4 million shares on the open market for an aggregate purchase price of $100 million, at an average share price of $252.24. (Refer to Note 10 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on stock repurchase program).

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2017. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We have derived the statements of operations data for the year ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the year ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Net revenues	$1,473,413	$1,079,874	$845,486	$761,653	$660,206
Gross profit (1)	$1,116,947	$815,294	$640,110	$578,443	$498,106
Income from operations (2)	353,611	248,921	188,634	193,576	94,212
Interest and other income (expense), net	11,188	(6,355)	(2,533)	(3,207)	(1,073)
Net income before provision for income taxes and equity in losses of investee (3)	364,799	242,566	186,101	190,369	93,139
Provision for income taxes (4)	130,162	51,200	42,081	44,537	28,844
Equity in losses of investee, net of tax	3,219	1,684	—	—	—
Net income	$231,418	$189,682	$144,020	$145,832	$64,295
Net income per share:
Basic	$2.89	$2.38	$1.80	$1.81	$0.80
Diluted	$2.83	$2.33	$1.77	$1.77	$0.78
Shares used in computing net income per share:
Basic	80,085	79,856	79,998	80,754	80,551
Diluted	81,832	81,484	81,521	82,283	82,589

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Working capital (5)	$659,187	$598,643	$460,338	$455,349	$369,338
Total assets	1,777,856	1,396,151	1,158,633	987,997	832,147
Total long-term liabilities	129,670	46,427	39,035	33,415	22,839
Stockholders’ equity	$1,150,370	$995,389	$847,926	$752,771	$633,970

(1)	Gross profit includes:

•	$1.7 million out of period adjustment in 2013

(2) Income from operations includes:

•	$40.7 million and $26.3 million of goodwill and long-lived asset impairment, respectively, in 2013

•	$1.9 million, net of tax, out of period adjustment in 2013

(3) Net income before provision for income taxes and equity in losses of investee includes:

•	$40.7 million and $26.3 million of goodwill and long-lived asset impairment, respectively, in 2013

•	$1.9 million, net of tax, out of period adjustment in 2013

(4)	Provision for income taxes includes:

•	$1.8 million out of period income tax adjustment in 2014

(5)	Working capital is calculated as the difference between total current assets and total current liabilities

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

The successful execution of our business strategy in 2018 and beyond may be affected by a number of other factors including:

•
New Products, Feature Enhancements and Technology Innovation. Product innovation drives greater treatment predictability and clinical applicability and ease of use for our customers which supports adoption of Invisalign treatment in their practices. Our focus is to develop solutions and features to treat a wide range of cases from simple to complex. Most recently, in March 2017, we announced Invisalign Teen with mandibular advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This new offering combines the benefits of the most advanced clear aligner system in the world with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign Teen with mandibular advancement is now available in Canada, and select Europe, Middle East and Africa ("EMEA"), Asia Pacific ("APAC") and Latin America ("LATAM") countries. Invisalign Teen with mandibular advancement is pending 510(k) clearance and is not yet available in the United States ("U.S."). We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as "utilization rates." Our quarterly utilization rates for the last 9 quarters are as follows:

*    Invisalign Utilization Rates = # of cases shipped divided by # of doctors cases were shipped to

◦	Total utilization in the fourth quarter of 2017 increased to 5.7 cases per doctor compared to 5.2 in the fourth quarter of 2016.

▪
North America: Utilization among our North American orthodontist customers reached an all time high in the fourth quarter of 2017 at 14.0 cases per doctor. Compared to 11.3 cases per doctor utilized in the fourth quarter of 2016, the increase in North America orthodontist utilization in the fourth quarter of 2017 reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization of 5.2 cases per doctor in the fourth quarter of 2017 compared to 5.0 in the fourth quarter of 2016. The International utilization reflects growth in both the EMEA and APAC regions due to increasing adoption of the product due in part to its ability to treat more complex cases.

We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign. In addition, since the teenage market makes up 75% of the 10 million total orthodontic case starts each year and as we continue to drive adoption of teenage patients through sales and marketing programs, we expect our utilization rate to improve. In 2017, 25.5% of our volume was from teenagers starting treatment with Invisalign, an increase of 40.4% from 2016. Our utilization rates, however, may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. In 2017, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 16,500 new Invisalign doctors, of which 67% were trained internationally.

•
International Invisalign Growth. We will continue to focus our efforts towards increasing Invisalign adoption by dental professionals in our direct international markets. On a year over year basis, international Invisalign volume increased 52.3% driven primarily by strong performance in our APAC and EMEA regions. We believe that the introduction of Invisalign Teen treatment with mandibular advancement is helping to raise visibility for Invisalign treatment of teenagers and contributed to some of the growth in the APAC market. In 2018, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect international Invisalign clear aligner revenues to continue to grow at a faster rate than North America for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration of these regions (Refer to Item 1A Risk Factors - “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Establish Regional Order Acquisition, Treatment Planning and Manufacturing Operations. We will continue to establish and expand additional order acquisition, treatment planning and manufacturing operations closer to our international customers in order to improve our operational efficiency and to provide doctors confidence in using Invisalign clear aligners to treat more patients and more often:

◦
In June 2017, we opened a new treatment planning facility in Chengdu, China which services and supports our customers within China. It also serves as a clinical education and training center for all of our customers across Asia Pacific.

◦	In August 2017, we opened a treatment planning facility in Cologne, Germany to support our customers located in Europe.

◦	In 2017, we purchased two buildings in Costa Rica for a total purchase price of approximately $51.7 million in order to support our expanding treatment planning and customer service needs.

◦
In November 2017, we entered into an Investment Agreement with the People’s Republic of China in which we have committed to invest a minimum of $46.0 million in Ziyang, China over five years to establish manufacturing operations.

Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities” for information on related risk factors and Refer to Note 9 "Commitments and Contingencies" of the Notes of Consolidated Financial Statements for more information on the Costa Rica purchase agreements and the China investment agreement.

•	Operating Expenses. We expect operating expenses to increase in 2018 due in part to:

◦	Investments in international expansion in new country markets;

◦	Investments in manufacturing to enhance our regional capabilities;

◦	Increases in legal expenses primarily related to the continued protection of our intellectual property rights, including our patents;

◦	Increases in sales, marketing and customer support resources; and

◦	Product and technology innovation to enhance product efficiency and operational productivity.
We believe that these investments will position us to increase our revenues and continue to grow our market share.

•
Stock Repurchases: April 2016 Repurchase Program. In 2017, we repurchased $50.0 million of our common stock through an accelerated stock repurchase agreement and repurchased $50.0 million on the open market. As of December 31, 2017, we had $200.0 million remaining under the April 2016 Repurchase Program. In February 2018, we repurchased $100.0 million of our common stock on the open market (Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on stock repurchase program).

•
U.S. Tax Cuts and Jobs Act. The U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted into law on December 22, 2017 and impacted our effective tax rate for the year ended December 31, 2017. The TCJA made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have estimated the impact of the TCJA and recorded a provisional amount of $84.3 million additional income tax expense in the fourth quarter of 2017. This provisional amount includes income tax expenses related to the remeasurement of certain deferred tax assets and liabilities of $10.4 million, and the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings in the amount of $73.9 million. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.

•
SmileDirectClub. In February 2018, we received a communication on behalf of SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") alleging that the launch and operation of our Invisalign store pilot program constitutes a breach of non-compete provisions applicable to the members of SDC Financial LLC, including Align. As a result of this alleged breach, SDC Financial LLC has notified Align that its members (other than Align) seek to exercise a right to repurchase all of Align’s SDC Financial LLC membership interests for a purchase price equal to the current capital account balance of Align. The SDC Entities also allege that Align has breached confidentiality provisions applicable to the SDC Financial LLC members and demands that Align cease all activities related to the Invisalign store pilot project, close existing Invisalign stores and cease using SDC’s confidential information. Align disputes the allegations that it has breached its obligations to the SDC Entities, including the allegation that the SDC Entities are entitled to exercise a repurchase right. Pursuant to the parties’ agreement, the dispute will be arbitrated if it is not resolved through negotiations. We are currently evaluating the potential impact that this could have on our consolidated financial statements.

Results of Operations

Net Revenues by Reportable Segment Comparison for Year Ended December 31, 2017, 2016 and 2015:

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

◦	Comprehensive Products include our Invisalign Full, Teen and Assist products.

◦
Non-Comprehensive Products include our Invisalign Express, Invisalign Lite, Invisalign i7 and Invisalign Go products in addition to revenues from the sale of aligners to SmileDirectClub (“SDC”) under our supply agreement. Revenue from SDC is recorded after eliminating outstanding intercompany transactions.

◦	Non-Case includes our Vivera retainers along with our training and ancillary products for treating malocclusion.

•
Our Scanner segment consists of intraoral scanning systems and additional services available with the intraoral scanners that provide digital alternatives to the traditional cast models. This segment includes our iTero scanner and OrthoCAD services.

Net revenues for our Clear Aligner segment and Scanner segment by region for the year ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	Year Ended				Year Ended
Net Revenues	December 31, 2017	December 31, 2016	Change		December 31, 2016	December 31, 2015	Change
Clear Aligner revenues:
North America	$744.6	$568.7	$175.9	30.9%	$568.7	$498.7	$70.0	14.0%
International	483.0	326.6	156.4	47.9%	326.6	250.1	76.5	30.6%
Non-Case	81.7	63.0	18.7	29.7%	63.0	51.4	11.6	22.6%
Total Clear Aligner net revenues	$1,309.3	$958.3	$351.0	36.6%	$958.3	$800.2	$158.1	19.8%
Scanner net revenues	164.1	121.5	42.6	35.1%	121.5	45.3	76.2	168.2%
Total net revenues	$1,473.4	$1,079.8	$393.6	36.5%	$1,079.8	$845.5	$234.3	27.7%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region, for the year ended December 31, 2017, 2016 and 2015 is as follows (in millions):

	Year Ended				Year Ended
Region	December 31, 2017	December 31, 2016	Change		December 31, 2016	December 31, 2015	Change
North America	621.9	464.5	157.4	33.9%	464.5	398.4	66.1	16.6%
International	354.5	244.7	109.8	44.9%	244.7	184.8	59.9	32.4%
Total case volume	976.4	709.2	267.2	37.7%	709.2	583.2	126.0	21.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Fiscal Year 2017 compared to Fiscal Year 2016

Total net revenues increased by $393.6 million in 2017 as compared to 2016 primarily as a result of case volume growth across all regions and products as well as increased non-case revenue.

Clear Aligner - North America

North America net revenues increased by $175.9 million in 2017 compared to 2016 primarily due to case volume growth across all channels and most products which increased net revenues by $192.6 million. This increase was offset in part by lower average selling price ("ASP") which decreased net revenues by $16.7 million. The ASP decline is a result of a shift in product mix towards Non-Comprehensive Products, primarily driven by increased SDC revenues which carry a lower ASP and higher Invisalign promotional discounts, which collectively reduced revenues by $58.4 million. These factors contributing to the decline in ASP were offset in part by price increases on our Comprehensive Products effective on April 1, 2017 which contributed $28.4 million to net revenues as well as an increase in additional aligner revenue which contributed $10.8 million to net revenues, among other factors.

Clear Aligner - International

International net revenues increased by $156.4 million in 2017 compared to 2016 primarily driven by case volume growth across all channels and products which increased net revenues by $146.7 million and, to a lesser extent, higher ASP which contributed approximately $9.7 million to the increase in net revenues. The increase in ASP was primarily due to price increases in our Comprehensive Products effective on July 1, 2017, as well as the impact from acquiring certain distributors as we now recognize direct sales at full ASP rather than the discounted ASP, which collectively contributed $24.7 million to net revenues. The factors contributing to an increase in ASP were offset in part by higher promotional discounts which decreased net revenues by $12.6 million as well as an increase in net revenue deferrals of $3.6 million, among other factors.

Clear Aligner - Non-Case

Non-case net revenues, consisting of training fees and ancillary product revenues, increased by $18.7 million in 2017 compared to 2016 primarily due to increased Vivera volume in both North America and International.

Scanner

Scanner net revenues increased by $42.6 million in 2017 compared to 2016 primarily as a result of an increase in the number of scanners recognized which increased net revenues by $29.7 million as well as higher CAD/CAM services resulting from a larger installed base of scanners which contributed $16.2 million to net revenues. These increases were offset in part by a decrease in scanner ASP which reduced net revenues by $3.3 million.
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

Scanner

Scanner net revenues increased by $76.2 million in 2016 compared to 2015 primarily as a result of an increase in the number of scanners recognized as we began shipping our next generation iTero Element scanner in September 2015, which contributed $43.3 million in net revenues and, to a lesser extent, an increase in ASP. which contributed $23.7 million to net revenues.

Cost of net revenues and gross profit (in millions):

	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	Change	December 31, 2016	December 31, 2015	Change
Clear Aligner
Cost of net revenues	$289.7	$210.8	$78.9	$210.8	$172.0	$38.8
% of net segment revenues	22.1%	22.0%		22.0%	21.5%
Gross profit	$1,019.6	$747.5	$272.1	$747.5	$628.2	$119.3
Gross margin %	77.9%	78.0%		78.0%	78.5%
Scanner
Cost of net revenues	$66.8	$53.7	$13.1	$53.7	$33.4	$20.3
% of net segment revenues	40.7%	44.2%		44.2%	73.7%
Gross profit	$97.4	$67.8	$29.6	$67.8	$11.9	$55.9
Gross margin %	59.3%	55.8%		55.8%	26.3%
Total cost of net revenues	$356.5	$264.6	$91.9	$264.6	$205.4	$59.2
% of net revenues	24.2%	24.5%		24.5%	24.3%
Gross profit	$1,116.9	$815.3	$301.6	$815.3	$640.1	$175.2
Gross margin %	75.8%	75.5%		75.5%	75.7%
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

Fiscal Year 2017 compared to Fiscal Year 2016

Clear Aligner

The gross margin percentage declined slightly in 2017 compared to 2016 primarily due to an increase in aligners per case driven by additional aligners which was partially offset by higher absorption as a result of increased production volumes.

Scanner

The gross margin percentage increased in 2017 compared to 2016 primarily due to a favorable product mix shift to our lower cost iTero Element scanner. This was partially offset by a lower ASP.

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

Selling, general and administrative (in millions):

	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	Change	December 31, 2016	December 31, 2015	Change
Selling, general and administrative	$665.8	$490.7	$175.1	$490.7	$390.2	$100.5
% of net revenues	45.2%	45.4%		45.4%	46.2%
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

Selling, general and administrative expense increased in 2017 compared to 2016 primarily due to higher compensation related costs of $85.6 million mainly as a result of increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits. We also incurred higher expenses from advertising and marketing of $34.2 million, equipment and maintenance costs of $21.9 million, and outside services costs of $20.3 million.

Selling, general and administrative expense increased in 2016 compared to 2015 primarily due to higher compensation related costs of $47.1 million as a result of increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits. We also incurred higher expenses from advertising and marketing of $16.5 million, outside services costs of $12.2 million, equipment and material costs of $6.8 million, travel and related costs of $6.0 million and credit card processing fees of $4.2 million. In addition, during the first quarter of 2015, there was a refund of MDET taxes paid in 2014 of $6.8 million as our aligners are no longer subject to the excise tax.

Research and development (in millions):

	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	Change	December 31, 2016	December 31, 2015	Change
Research and development	$97.6	$75.7	$21.9	$75.7	$61.2	$14.5
% of net revenues	6.6%	7.0%		7.0%	7.2%
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

Research and development expense increased in 2017 compared to 2016 primarily due to higher compensation costs as a result of increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits.

Research and development expense increased in 2016 compared to 2015 due to higher compensation costs as a result of increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits.

Income from operations (in millions):

	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	Change	December 31, 2016	December 31, 2015	Change
Clear Aligner
Income from operations	$564.6	$411.8	$152.8	$411.8	$371.1	$40.7
Operating margin %	43.1%	43.0%		43.0%	46.4%
Scanner
Income (loss) from operations	$49.6	$37.5	$12.1	$37.5	$(12.3)	$49.8
Operating margin %	30.2%	30.9%		30.9%	(27.2)%
Total income from operations(1)	$353.6	$248.9	$104.7	$248.9	$188.6	$60.3
Operating margin %	24.0%	23.1%		23.1%	22.3%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

(1) Refer to Note 16 "Segments and Geographical Information" of the Notes to Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to total income from operations.

Fiscal Year 2017 compared to Fiscal Year 2016

Clear Aligner

Operating margin percentage increased slightly in 2017 compared to 2016 as we leveraged our operating expenses on higher Clear Aligner revenues.

Scanner

Operating margin percentage decreased in 2017 compared to 2016 due to higher operating expenses and, to a lesser extent, lower ASP. This was partially offset by a favorable product mix shift to our lower cost iTero Element scanner.

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

Interest and other income (expense), net (in millions):

	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	Change	December 31, 2016	December 31, 2015	Change
Interest and other income (expense), net	$11.2	$(6.4)	$17.6	$(6.4)	$(2.5)	$(3.9)
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest and other income (expense), net, includes foreign currency revaluation gains and losses, interest income earned on cash, cash equivalents and investment balances, gains and losses on foreign currency forward contracts and other miscellaneous charges.

Interest and other income (expense), net, increased in 2017 compared to 2016 mainly due to higher foreign exchange gains as a result of the Euro strengthening to the U.S. dollar.

Interest and other income (expense), net, decreased in 2016 compared to 2015 mainly due to higher foreign exchange losses as a result of the Euro weakening to the U.S. dollar.

Equity in losses of investee, net of tax (in millions):

	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	Change	December 31, 2016	December 31, 2015	Change
Equity in losses of investee, net of tax	$3.2	$1.7	$1.5	$1.7	—	$1.7
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

We acquired a 17% equity interest in SDC in July 2016 and an additional 2% in July 2017 for combined equity interest of 19% on a fully diluted basis. We account for this investment based on the equity method of accounting. In 2017, equity in losses of investee, net of tax increased compared to the same period in 2016 due to a full year of losses attributable to equity method investments as well as a higher share due to our additional investment (Refer to Note 4 "Equity Method Investments" of the Notes to Consolidated Financial Statements for details on equity method investments).

Provision for income taxes (in millions):

	Year Ended			Year Ended
	December 31, 2017	December 31, 2016	Change	December 31, 2016	December 31, 2015	Change
Provision for income taxes	$130.2	$51.2	$79.0	$51.2	$42.1	$9.1
Effective tax rates	35.7%	21.1%		21.1%	22.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our provision for income taxes was $130.2 million, $51.2 million and $42.1 million for the year ended December 31, 2017, 2016 and 2015, respectively, representing effective tax rates of 35.7%, 21.1% and 22.6%, respectively.

The U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted into law on December 22, 2017 and impacted our effective tax rate for the year ended December 31, 2017. The TCJA made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have estimated the impact of the TCJA and recorded a provisional amount of $84.3 million of additional income tax expense in the fourth quarter of 2017. This provisional amount includes income tax expenses related to the remeasurement of certain deferred tax assets and liabilities of $10.4 million, and the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings in the amount of $73.9 million. The provisional impact of the TCJA is discussed further in Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements.

Our effective tax rate differs from the statutory federal income tax rate of 35% primarily due to certain foreign earnings, most significantly from the Netherlands and Costa Rica, being taxed at lower tax rates and excess tax benefits related to stock-based compensation recognized as a reduction of income tax expense, partially offset by certain one-time tax charges recorded as a result of the TCJA. The increase in the effective tax rate in 2017 compared to 2016 was primarily attributable to tax charges recorded as a result of the TCJA and the tax benefit recognized pursuant to the release of valuation allowance against our Israel deferred tax assets in 2016 that did not recur this year, partially offset by excess tax benefits related to stock-based compensation recognized as a reduction of income tax expense in accordance with ASU 2016-09 and increased tax benefits from foreign earnings being taxed at lower tax rates. The increase in the effective rate for the year ended December 31, 2016 compared to 2015 was primarily related to our international corporate restructuring as explained below.

On July 1, 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations, as well as realigned the ownership and use of intellectual property among our wholly-owned subsidiaries. We continue to anticipate that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in our foreign operations. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. federal statutory rate will have a beneficial impact on our worldwide effective tax rate over time. Although the license of intellectual property rights between consolidated entities did not result in any gain in the consolidated financial statements, the Company generated taxable income in certain jurisdictions in 2016 resulting in a tax expense of $34.3 million. Additionally, as a result of the restructuring, we reassessed the need for a valuation allowance against our deferred tax assets considering all available evidence. Given the current earnings and anticipated future earnings of our subsidiary in Israel, we concluded that we have sufficient positive evidence to release the valuation allowance against our Israel operating loss carryforwards of $31.4 million, which resulted in an income tax benefit in 2016.

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire a specified number of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017, 2016 and 2015. As a result of these incentives, our income taxes were reduced by $1.8 million, $19.1 million and $32.7 million in the year ended December 31, 2017, 2016 and 2015 respectively, representing a benefit to diluted net income per share of $0.02, $0.23 and $0.40 in the year ended December 31, 2017, 2016 and 2015, respectively (Refer to Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements for details on income taxes).

Liquidity and Capital Resources
We fund our operations from product sales. As of December 31, 2017 and 2016, we had the following cash and cash equivalents, and short-term and long-term marketable securities (in thousands):

	Year Ended December 31,
	2017	2016
Cash and cash equivalents	$449,511	$389,275
Marketable securities, short-term	272,031	250,981
Marketable securities, long-term	39,948	59,783
Total	$761,490	$700,039
Cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$438,539	$247,654	$237,997
Investing activities	(248,313)	72,848	(166,361)
Financing activities	(135,500)	(95,524)	(100,786)
Effects of foreign exchange rate changes on cash and cash equivalents	5,510	(3,417)	(3,007)
Net increase (decrease) in cash and cash equivalents	$60,236	$221,561	$(32,157)

As of December 31, 2017, we had $761.5 million in cash, cash equivalents, and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds and certificates of deposit.

As of December 31, 2017, approximately $490.1 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. The TCJA enacted into law on December 22, 2017 included a one-time transition tax on the mandatory deemed repatriation of foreign earnings, and, as a result, we recorded a provisional amount of additional income tax expense of $73.9 million, which will be paid over the next eight years. We may repatriate cash and cash equivalents and marketable securities back to the U.S. to invest in market expansion opportunities, provide additional working capital, and have greater flexibility to fund our stock repurchase program (Refer to Note 13 "Income Taxes" of the Notes to Consolidated Financial Statements for details).

Operating Activities

For the year ended December 31, 2017, cash flows from operations of $438.5 million resulted primarily from our net income of approximately $231.4 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $58.9 million related to equity incentive compensation granted to employees and directors,

•	Depreciation and amortization of $37.7 million related to our fixed assets and acquired and purchased intangible assets, and

•	Net change in deferred tax assets of $17.6 million.

Significant changes in working capital

•	Increase of $91.0 million in accounts receivable which is a result of the increase in net revenues,

•	Increase of $79.7 million in deferred revenues corresponding to the increases in case shipments,

•	Increase of $69.0 million in long-term income tax payable due to the new U.S.Tax Cut and Jobs Act enacted on December 22, 2017, and

•	Increase of $24.2 million in accrued and other long-term liabilities due to timing of payments and activities.

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

For the year ended December 31, 2015, cash flows from operations of $238.0 million resulted primarily from our net income of approximately $144.0 million as well as the following:
Significant non-cash activities

•	Stock-based compensation was $52.9 million related to our equity incentive compensation granted to employees and directors,

•	Depreciation and amortization of $18.0 million related to our fixed assets and acquired and purchased intangible assets, and

•	Excess tax benefits from our share-based compensation arrangements of $10.4 million.

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

Investing Activities

Net cash used in investing activities was $248.3 million for the year ended December 31, 2017, which primarily consisted of purchases of marketable securities of $390.2 million, property, plant and equipment purchases of $195.7 million for additional manufacturing capacity and to purchase our new headquarters, $30.0 million of loan advances to equity investee, net of repayments and $12.8 million related to our equity interest investment in SmileDirectClub, LLC ("SDC"). These outflows were partially offset by maturities and sales of marketable securities of $388.8 million.

For 2018, we expect to invest $200.0 million to $230.0 million on capital expenditures primarily related to operational expansion and ongoing growth of the business.

Net cash provided by investing activities was $72.8 million for the year ended December 31, 2016, which primarily consisted of maturities and sales of our marketable securities of $604.0 million. These inflows were partially offset by purchases of marketable securities of $405.6 million, property, plant and equipment purchases of $70.6 million including the implementation of our new ERP system and $46.7 million related to our equity interest investment in SDC.

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

Financing Activities

Net cash used by financing activities was $135.5 million for the year ended December 31, 2017 primarily resulting from common stock repurchases of $103.8 million (Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on the stock repurchase program) and payroll taxes paid for vesting of restricted stock units ("RSUs") through share withholdings of $46.2 million. These outflows were offset in part by $14.5 million from proceeds from the issuance of common stock.

Net cash used by financing activities was $95.5 million for the year ended December 31, 2016 primarily resulting from common stock repurchases of $96.2 million (Refer to Note 11 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on the stock repurchase program) and $29.9 million of payroll taxes paid for vesting of RSUs through share withholdings, partially offset by excess tax benefit from our share-based compensation arrangements of $16.8 million and proceeds from issuance of common stock of $13.8 million.

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

As restricted stock units are taxable to the individuals when they vest, the number of shares we issue to each of our employees will be net of applicable withholding taxes which will be paid by us on their behalf.  During 2017, 2016 and 2015, we paid $46.2 million, $29.9 million and $20.7 million, respectively, for taxes related to RSUs that vested during the periods.

Stock Repurchases

Refer to Note 11"Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on stock repurchase program.

◦
April 2014 Repurchase Program. In 2017, we repurchased shares of our common stock on the open market for an aggregate purchase price of approximately $3.8 million, completing the April 2014 Repurchase Program.

◦	April 2016 Repurchase Program. In 2017, we repurchased, $50.0 million of our common stock through an accelerated stock repurchase agreement and $50.0 million on the open market.

◦
Remaining Available Repurchases. As of December 31, 2017, we have $200.0 million remaining under the April 2016 Repurchase Program. In February 2018, we repurchased approximately 0.4 million shares on the open market for an aggregate purchase price of $100 million, at an average share price of $252.24 (Refer to Note 10 "Common Stock Repurchase Program" of the Notes to Consolidated Financial Statements for details on stock repurchase program).

We believe that our current cash and cash equivalents and marketable securities combined with our positive cash flows from operations will be sufficient to fund our operations and stock repurchases for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to suspend our stock repurchase program, utilize our credit facility, or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.
Credit Facility

On March 22, 2013, we entered into a credit facility for a $50.0 million revolving line of credit, with a $10.0 million letter of credit, and a maturity date of March 22, 2018. On February 27, 2018, we entered into a new credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit, and a maturity date of February 27, 2021, replacing existing credit facility (Refer to Note 7 "Credit Facility" of the Notes to Consolidated Financial Statements for details of the credit facility).

Contractual Obligations/Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2017 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$61,555	$14,799	$23,019	$14,164	$9,573
Unconditional purchase obligations	683,242	414,726	173,663	94,853	—
Total contractual cash obligations	$744,797	$429,525	$196,682	$109,017	$9,573

(1) Sublease income is not material and excluded from the table below.

Our contractual obligations table above excludes approximately $38.1 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2017.  We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

We had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2017 other than certain items disclosed in Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2017, we did not have any material indemnification claims that were probable or reasonably possible.

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

Revenue Recognition

We enter into sales arrangements that may consist of multiple deliverables of our products and services where certain elements of the sales arrangement are not delivered in one reporting period. We measure and allocate revenue according to the accounting guidance for multiple-element revenue arrangements in Accounting Standards Codification (“ASC”) 605-25, "Revenue Recognition – Multiple-Element Arrangements."

Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. The arrangement consideration is allocated to each element, delivered or undelivered, at the inception of the arrangement based on the relative selling price of each unit of accounting. We use a hierarchy to determine the fair value to be used for allocating revenue to elements, based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, or on best estimated selling price (“BESP”) if neither VSOE nor TPE exist (a description as to how we determine VSOE, TPE and BESP is provided below).

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

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements, and the manner in which revenue should be allocated among the accounting units. Our process for determining BESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. Further, while changes in the allocation of the best estimated selling price between the accounting units will not affect the amount of total revenue recognized for a particular arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.

Clear Aligner

We enter into arrangements (“treatment plan(s)”) that involve multiple future product deliverables. Invisalign Full, Invisalign Teen, and Invisalign Assist products include optional additional aligners at no charge for a period of up to five years after initial shipment and Invisalign Go includes optional additional aligners at no charge for a period of up to two years after initial shipment. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered by the dental professional any time throughout treatment. Invisalign Lite includes one optional case refinement in the price of the product. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position and may be elected by the dental professional at any time during treatment; however, it is generally ordered in the last stages of orthodontic treatment.

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

For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (a "batch”). We are able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience. The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped.

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

 Stock-Based Compensation Expense

We recognize stock-based compensation cost for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. We adopted the ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718) in the first quarter of fiscal year 2017 and we elected to continue to estimate expected forfeitures rather than as they occur to determine the amount of compensation cost to be recognized in each period.

Goodwill and Finite-Lived Acquired Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting units based on relative synergies generated. For the year ended December 31, 2017 and 2016, all goodwill is attributed to our Clear Aligner reporting unit.

Our intangible assets primarily consist of intangible assets acquired as part of acquisitions and are amortized using the straight-line method over their estimated useful lives, reflecting the period in which the economic benefits of the assets are expected to be realized.
Impairment of Goodwill, Finite-Lived Acquired Intangible Assets and Long-Lived assets

Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or changes in circumstances suggest an impairment may exist and that it would more likely than not reduce the fair value of a reporting unit below its carrying amount. The allocation of goodwill to the respective reporting unit is based on relative synergies generated as a result of an acquisition.

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, the first step of the two-step impairment test is performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. Refer to Note 6 "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements for details on intangible long-lived assets.

Finite-Lived Intangible Assets and Long-Lived Assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. The estimation of fair value utilizing a discounted cash flow approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Refer to Note 6 "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements for details of the impairment analysis.
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

We account for uncertainty in income taxes pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit based on its technical merits, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, or refinement of estimates due to new information. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statement of Operations in the period in which such determination is made.

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

The TCJA was enacted into law on December 22, 2017 and impacted our effective tax rate for the year ended December 31, 2017. The TCJA made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. We recorded an additional income tax expense of $84.3 million in the fourth quarter of 2017, which represents the provisional amount of the impact of the TCJA. This provisional amount includes income tax expenses related to the remeasurement of certain deferred tax assets and liabilities of $10.4 million, and the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earning in the amount of $73.9 million. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete. Refer to Note 13 "Income Taxes" of the Notes of Consolidated Financial Statements for details on provision impact of the TCJA.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2017, we had approximately $312.0 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not have interest bearing liabilities as of December 31, 2017, and, therefore, we are not subject to risks from immediate interest rate increases.

Currency Rate Risk

As a result of our international business activities, including the impact of the change in our new international corporate structure in 2016, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We generally sell our products in the local currency of the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are generally denominated in their local currencies as discussed further below. Regardless of this natural hedging, our results of operations may be adversely impacted by exchange rate fluctuations. For the year ended December 31, 2017 and 2016, we had foreign currency net gains (losses) of $9.0 million and $(8.0) million, respectively.

We may enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact hedging activities could have on our results of operations. As of December 31, 2017, we did not have any outstanding foreign exchange forward contracts.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results of Operations

	Three Months Ended
	2017				2016
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share data) (unaudited )
Net revenues	$421,323	$385,267	$356,482	$310,341	$293,203	$278,589	$269,362	$238,720
Gross profit	317,917	292,488	270,917	235,625	220,249	209,202	205,216	180,627
Income from operations	109,606	98,763	83,569	61,673	68,372	62,079	65,136	53,334
Net income	10,264	82,555	69,179	69,420	47,621	51,367	50,148	40,546
Net income per share:
Basic	$0.13	$1.03	$0.86	$0.87	$0.60	$0.64	$0.63	$0.51
Diluted	$0.13	$1.01	$0.85	$0.85	$0.59	$0.63	$0.62	$0.50
Shares used in computing net income per share:
Basic	80,080	80,163	80,188	79,904	79,667	79,977	79,951	79,831
Diluted	81,863	81,789	81,631	81,534	81,248	81,466	81,281	81,320

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
February 28, 2018

/S/ JOHN F. MORICI
John F. Morici
Chief Financial Officer
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Align Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Align Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2018

We have served as the Company's auditor since 1997.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenues	$1,473,413	$1,079,874	$845,486
Cost of net revenues	356,466	264,580	205,376
Gross profit	1,116,947	815,294	640,110
Operating expenses:
Selling, general and administrative	665,777	490,653	390,239
Research and development	97,559	75,720	61,237
Total operating expenses	763,336	566,373	451,476
Income from operations	353,611	248,921	188,634
Interest and other income (expense), net	11,188	(6,355)	(2,533)
Net income before provision for income taxes and equity in losses of investee	364,799	242,566	186,101
Provision for income taxes	130,162	51,200	42,081
Equity in losses of investee, net of tax	3,219	1,684	—
Net income	$231,418	$189,682	$144,020

Net income per share:
Basic	$2.89	$2.38	$1.80
Diluted	$2.83	$2.33	$1.77
Shares used in computing net income per share:
Basic	80,085	79,856	79,998
Diluted	81,832	81,484	81,521

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$231,418	$189,682	$144,020
Net change in foreign currency translation adjustment	1,741	(670)	(154)
Change in unrealized gains (losses) on investments, net of tax	(232)	712	(686)
Other comprehensive income (loss)	1,509	42	(840)
Comprehensive income	$232,927	$189,724	$143,180

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$449,511	$389,275
Marketable securities, short-term	272,031	250,981
Accounts receivable, net of allowance for doubtful accounts and returns of $7,178 and $4,310, respectively	322,825	247,415
Inventories	31,688	27,131
Prepaid expenses and other current assets	80,948	38,176
Total current assets	1,157,003	952,978
Marketable securities, long-term	39,948	59,783
Property, plant and equipment, net	348,793	175,167
Equity method investments	54,606	45,061
Goodwill and intangible assets, net	89,068	81,998
Deferred tax assets	50,059	67,844
Other assets	38,379	13,320
Total assets	$1,777,856	$1,396,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,776	$28,596
Accrued liabilities	194,198	134,332
Deferred revenues	266,842	191,407
Total current liabilities	497,816	354,335
Income tax payable	114,091	45,133
Other long-term liabilities	15,579	1,294
Total liabilities	627,486	400,762
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,040 and 79,553 issued and outstanding, respectively)	8	8
Additional paid-in capital	886,435	864,871
Accumulated other comprehensive income (loss), net	571	(938)
Retained earnings	263,356	131,448
Total stockholders’ equity	1,150,370	995,389
Total liabilities and stockholders’ equity	$1,777,856	$1,396,151

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings (Deficit)	Total
	Shares	Amount
Balances at December 31, 2014	80,205	$8	$783,410	$(140)	$(30,507)	$752,771
Net income	—	—	—	—	144,020	144,020
Net change in unrealized gains (losses) from investments	—	—	—	(686)	—	(686)
Net change in foreign currency translation adjustment	—	—	(10)	(154)	—	(164)
Issuance of common stock relating to employee equity compensation plans	991	—	11,325	—	—	11,325
Tax withholdings related to net share settlements of restricted stock units	—	—	(20,716)	—	—	(20,716)
Common stock repurchased and retired	(1,696)	—	(15,669)	—	(86,122)	(101,791)
Net tax benefits from stock-based awards	—	—	10,224	—	—	10,224
Stock-based compensation	—	—	52,943	—	—	52,943
Balances at December 31, 2015	79,500	8	821,507	(980)	27,391	847,926
Net income	—	—	—	—	189,682	189,682
Net change in unrealized gains (losses) from investments	—	—	—	712	—	712
Net change in foreign currency translation adjustment	—	—	—	(670)	—	(670)
Issuance of common stock relating to employee equity compensation plans	1,163	—	13,778	—	—	13,778
Tax withholdings related to net share settlements of restricted stock units	—	—	(29,857)	—	—	(29,857)
Common stock repurchased and retired	(1,110)	—	(10,593)	—	(85,625)	(96,218)
Net tax benefits from stock-based awards	—	—	15,888	—	—	15,888
Stock-based compensation	—	—	54,148	—	—	54,148
Balances at December 31, 2016	79,553	8	864,871	(938)	131,448	995,389
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	—	(1,300)	(1,300)
Net income	—	—	—	—	231,418	231,418
Net change in unrealized gains (losses) from investments	—	—	—	(232)	—	(232)
Net change in foreign currency translation adjustment	—	—	—	1,741	—	1,741
Issuance of common stock relating to employee equity compensation plans	1,073	—	14,461	—	—	14,461
Tax withholdings related to net share settlements of restricted stock units	—	—	(46,168)	—	—	(46,168)
Common stock repurchased and retired	(586)	—	(5,583)	—	(98,210)	(103,793)
Stock-based compensation	—	—	58,854	—	—	58,854
Balances at December 31, 2017	80,040	$8	$886,435	$571	$263,356	$1,150,370

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,418	$189,682	$144,020
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	17,572	(16,401)	(11,424)
Depreciation and amortization	37,739	24,002	18,004
Stock-based compensation	58,854	54,148	52,943
Net tax benefits from stock-based awards	—	15,888	10,224
Excess tax benefit from share-based payment arrangements	—	(16,773)	(10,396)
Equity in losses of investee	3,219	1,684	—
Other non-cash operating activities	13,847	12,031	13,799
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(90,990)	(94,444)	(40,775)
Inventories	(5,481)	(7,663)	(3,563)
Prepaid expenses and other assets	(8,669)	(9,390)	(3,726)
Accounts payable	8,175	(3,395)	7,575
Accrued and other long-term liabilities	24,235	30,007	12,532
Long-term income tax payable	68,958	7,622	6,930
Deferred revenues	79,662	60,656	41,854
Net cash provided by operating activities	438,539	247,654	237,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(8,953)	—	—
Purchase of property, plant and equipment	(195,695)	(70,576)	(53,451)
Purchase of marketable securities	(390,244)	(405,612)	(447,092)
Proceeds from maturities of marketable securities	349,240	387,873	304,125
Purchase of equity method investments	(12,764)	(46,745)	—
Proceeds from sales of marketable securities	39,536	216,119	30,011
Loan advances to equity investee	(36,000)	—	—
Loan repayment from equity investee	6,000	—	—
Other investing activities	567	(8,211)	46
Net cash provided by (used in) investing activities	(248,313)	72,848	(166,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,461	13,778	11,325
Common stock repurchases	(103,793)	(96,218)	(101,791)
Excess tax benefit from share-based payment arrangements	—	16,773	10,396
Employees’ taxes paid upon the vesting of restricted stock units	(46,168)	(29,857)	(20,716)
Net cash used in financing activities	(135,500)	(95,524)	(100,786)
Effect of foreign exchange rate changes on cash and cash equivalents	5,510	(3,417)	(3,007)
Net increase (decrease) in cash and cash equivalents	60,236	221,561	(32,157)
Cash and cash equivalents, beginning of year	389,275	167,714	199,871
Cash and cash equivalents, end of year	$449,511	$389,275	$167,714

The accompanying notes are an integral part of these consolidated financial state ments.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Description

Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 in Delaware. Align is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners and iTero® intraoral scanners and services for orthodontics and restorative and aesthetic dentistry. Align’s products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect. We are headquartered in San Jose, California with offices worldwide. Our European headquarters is located in Amsterdam, the Netherlands and our Asia Pacific headquarters is located in Singapore. We have two operating segments: (1) Clear Aligner, known as the Invisalign System, and (2) Scanners and Services ("Scanner"), known as the iTero intraoral scanner and OrthoCAD services.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, long-lived assets and goodwill, equity method investments, useful lives of intangible assets and property and equipment, revenue recognition, stock-based compensation, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Fair Value of Financial Instruments
We measure our cash equivalents, marketable securities, Israeli fund and certain notes receivable at fair value. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

Restricted Cash

Our restricted cash balance as of December 31, 2017 is not material. Our restricted cash balance as of December 31, 2016 was $3.7 million, of which $3.3 million was classified as a long-term asset and $0.4 million as a current asset. The restricted cash primarily consists of funds reserved for legal requirements.

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

Variable Interest Entities
We evaluate whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine we are the primary beneficiary of a VIE, we would consolidate the VIE into our financial statements. In determining if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of a VIE require significant assumptions and judgments. We have concluded that we are not the primary beneficiary of our VIE investments; therefore, we do not consolidate their results into our consolidated financials.

Investments in Privately Held Companies
Investments in privately held companies in which we can exercise significant influence but do not own a majority equity interest or otherwise control, are accounted for under the equity method of accounting. Equity method investments are reported on our balance sheet as a single amount, and we record our share of their operating results within equity in losses of investee, net of tax, in our Consolidated Statement of Operations.

Equity method investments are evaluated for impairment as events or circumstances indicate that there is an other-than-temporary loss in value. The decrease in value is recognized in the period the impairment occurs and recorded in interest and other income (expense), net in the Consolidated Statement of Operations.

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

Foreign Currency

For our international subsidiaries, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the functional currency has changed. For international subsidiaries where the local currency is the functional currency, adjustments from translating financial statements from the local currency to the U.S. dollar reporting currency are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheet. This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period. The foreign currency revaluation that are derived from monetary assets and liabilities stated in a currency other than functional currency are included in interest and other income (expense), net. For the year ended December 31, 2017, 2016 and 2015, we had foreign currency net gains (losses) of $9.0 million, $(8.0) million and $(4.0) million, respectively.

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

Our cash and investments are held primarily by three financial institutions. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. We invest excess cash primarily in money market funds, commercial paper, corporate bonds, U.S. government agency bonds, municipal securities, U.S. government treasury bonds, certificates of deposits and asset-backed securities. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could adversely affect our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. economy.

We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. We maintain reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of our accounts receivable at December 31, 2017 or 2016, or net revenues for the year ended December 31, 2017, 2016 or 2015.

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

We have manufacturing facilities located outside the U.S. In Juarez, Mexico, we manufacture our clear aligners, distribute and repair our scanners and perform our CAD/CAM services. In Or Yehuda, Israel, we produce our handheld intraoral scanner wand and perform the final assembly of our iTero scanner. Our digital treatment plans using a sophisticated, internally developed computer-modeling program are located in Costa Rica, China and Germany. Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations such as hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability, particularly as a result of increased levels of violence in Juarez, Mexico and Or Yehuda, Israel; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences. If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.

We purchase certain inventory from sole suppliers. Additionally, we rely on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Inventories

Inventories are valued at the lower of cost or market, with cost computed using either standard cost, which approximates actual cost, or average cost on a first-in-first-out basis. Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of net revenues.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Construction in progress ("CIP") is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use. Upon sale or retirement, the asset’s cost and related accumulated depreciation are removed from the balance sheet and any related gains or losses are reflected in operating expenses. Maintenance and repairs are expensed as incurred. Refer to Note 3 "Balance Sheet Components" of the Notes of Consolidated Financial Statements for details on estimated useful lives.
Goodwill and Finite-Lived Acquired Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting units based on relative synergies generated. For the year ended December 31, 2017 and 2016, all goodwill is attributed to our Clear Aligner reporting unit.
Our intangible assets primarily consist of intangible assets acquired as part of our acquisition of Cadent Holdings, Inc. on April 11, 2011. These assets are amortized using the straight-line method over their estimated useful lives ranging from one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.
Impairment of Goodwill and Long-Lived Assets

Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators are present, an event occurs or changes in circumstances suggest an impairment may exist and that it would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The allocation of goodwill to the respective reporting units is based on relative synergies generated as a result of an acquisition.

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

Step one of the goodwill impairment test consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows under the income approach of the reporting units as well as various price or market multiples applied to the reporting unit's operating results along with the appropriate control premium under the marketing approach, both of which are classified as level 3 within the fair value hierarchy as described in Note 2 "Marketable Securities and Fair Value Measurements" of the Notes of Consolidated Financial Statements. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss in the Consolidated Statements of Operations.

Finite-Lived Intangible Assets and Long-Lived Assets

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows that the asset or asset group is expected to generate. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many assumptions. The estimation of fair value utilizing a discounted cash flow approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Refer to Note 6 "Goodwill and Intangible Assets" of the Notes of Consolidated Financial Statements for details on intangible long-lived assets.

There were no triggering events in 2017 that would cause an impairment of our goodwill or long-lived assets.

Development Costs for Internal Use Software

Internally developed software includes enterprise-level business software that we customize to meet our specific operational needs. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications. Internally developed software costs capitalized during the year ended December 31, 2017 was not material. During the year ended December 31, 2016, we capitalized approximately $13.2 million related to our enterprise resource planning ("ERP") project which we placed into production during 2016 and amortize over its useful life of 10 years.

The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our Consolidated Statements of Operations.

Product Warranty

Clear Aligner
We warrant our Invisalign products against material defects until the treatment plan is complete. We warrant SmileDirectClub, LLC (“SDC”) products against material defects for one year. We accrue for warranty costs in cost of net revenues upon shipment of products. The estimated warranty costs liability is primarily based on historical experience as to product failures as well as current information on replacement costs. Actual warranty costs could differ materially from the estimated amounts. We regularly review the warranty liability and update these balances based on historical warranty cost trends.
Scanners and Services
We warrant our intraoral scanners for a period of one year, which include materials and labor. We accrue for these warranty costs based on average historical repair costs. An extended warranty may be purchased for additional fees.
Allowances for Doubtful Accounts and Sales Returns

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

Revenue Recognition

We measure and allocate revenue according to the accounting guidance for multiple-deliverable revenue arrangements in Accounting Standards Codification (“ASC”) 605-25, "Revenue Recognition – Multiple-Element Arrangements."

Multiple-Element Arrangements (“MEAs”): Arrangements with customers may include multiple deliverables, including any combination of products/equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered product/equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control. Arrangement consideration is then allocated to each unit, delivered or undelivered, at the inception of the arrangement based on the relative selling price of each unit of accounting based first on vendor-specific objective evidence (“VSOE”) if it exists, second on third-party evidence (“TPE”) if it exists, or on best estimated selling price (“BESP”) if neither VSOE or TPE exist.

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
Clear Aligner

We enter into arrangements (“treatment plan(s)”) that involve multiple future product deliverables. Invisalign Full, Invisalign Teen, and Invisalign Assist products include optional additional aligners at no charge for a period of up to five years after initial shipment and Invisalign Go includes optional additional aligners at no charge for a period of up to two years after initial shipment. Invisalign Teen also includes up to six optional replacement aligners in the price of the product and may be ordered by the dental professional any time throughout treatment. Invisalign Lite includes one optional case refinement in the price of the product. Case refinement is a finishing tool used to adjust a patient's teeth to the desired final position and may be elected by the dental professional at any time during treatment; however, it is generally ordered in the last stages of the treatment.

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

For Invisalign Assist with the progress tracking feature, aligners and services are provided to the dental professional every nine stages (a "batch”). We are able to reliably estimate the number of batches which are expected to be shipped for each case based upon our historical experience. The amounts allocated to this deliverable are recognized on a prorated basis as each batch is shipped.

Scanners and Services

We recognize revenues from the sales of iTero intraoral scanners and CAD/CAM services. CAD/CAM services include scanning services, extended warranty for the intraoral scanners, a range of iTero restorative services, and OrthoCAD services such as OrthoCAD iRecord. We sell intraoral scanners and services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty, and, for additional fees, the customer may select an unlimited scanning service agreement over a fixed period of time or extended warranty periods. When intraoral scanners are sold with either an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element's relative selling price. We estimate the selling price of each element, as if it is sold on a stand-alone basis, taking into consideration historical prices as well as our discounting strategies.

Scanner revenue, net of related discounts and allowances, is recognized when products have been shipped and no significant obligations for installation or training remain. For certain distributors who provide installation and training to the customer, we recognize scanner revenue when the intraoral scanner is shipped to the distributor assuming all of the other revenue recognition criteria have been met. Discounts are deducted from revenue at the time of sale. Returns of products, excluding warranty related returns, are infrequent and insignificant.

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

Shipping and Handling Costs

Shipping and handling charges to customers are included in net revenues, and the associated costs incurred are recorded in cost of net revenues.
Legal Proceedings and Litigations

We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range.
Research and Development

Research and development expense is expensed as incurred and includes the costs associated with the research and development of new products and enhancements to existing products. These costs primarily include personnel-related costs, including stock-based compensation, outside consulting expenses and allocations of corporate overhead expenses including facilities and IT.
Advertising Costs

The cost of advertising and media is expensed as incurred. For the year ended December 31, 2017, 2016 and 2015, we incurred advertising costs of $70.0 million, $36.0 million and $23.4 million, respectively.
Common Stock Repurchase

We repurchase our own common stock from time to time in the open market when our Board of Directors approve a stock repurchase program. We account for these repurchases under the accounting guidance for equity where we allocate the total repurchase value that is in excess over par value between additional paid-in capital and retained earnings. All shares repurchased are retired.

Operating Leases

We lease office spaces, vehicles and equipment under operating leases with original lease periods of up to 9 years. Certain of these leases have free or escalating rent payment provisions and lease incentives provided by the landlord. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

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

We assess the likelihood that we will be able to realize our deferred tax assets. Should there be a change in our ability to realize our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot realize our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The available positive evidence at December 31, 2017 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2017, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain foreign loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.

The U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted into law on December 22, 2017 and impacted our effective tax rate for the year ended December 31, 2017. The TCJA made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. We recorded an additional income tax expense of $84.3 million in the fourth quarter of 2017, which represents the provisional amount of the impact of the TCJA. This provisional amount includes income tax expenses related to the remeasurement of certain deferred tax assets and liabilities of $10.4 million, and the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earning in the amount of $73.9 million. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to the provision for income taxes in 2018 when the analysis is complete. Refer to Note 13 "Income Taxes" of the Notes of Consolidated Financial Statements for details on provision impact of the TCJA.

Stock-Based Compensation

We recognize stock-based compensation cost for shares expected to vest on a straight-line basis over the requisite service period of the award, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the fair value of employee stock purchase plan shares. We estimate the fair value of market-performance based restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources. Comprehensive income, including unrealized gains and losses on investments and foreign currency translation adjustments, are reported net of their related tax effect.

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to clarify the definition of a business when evaluating whether transactions should be accounted for as acquisitions of assets or businesses. We early adopted the standard in the fourth quarter of fiscal year 2017 on a prospective basis and our adoption did not have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718). We adopted the standard in the first quarter of fiscal year 2017. With this adoption, excess tax benefits related to stock-based compensation expense are reflected in our consolidated statement of operations as a component of the provision for income taxes instead of additional paid-in capital in our consolidated balance sheet. In addition, we elected to continue to estimate expected forfeitures rather than as they occur to determine the amount of compensation cost to be recognized in each period. During the fiscal year ended December 31, 2017, we recognized excess tax benefits of $30.0 million in our provision for income taxes. Excess tax benefits from share-based payment arrangements are classified as an operating activity in our consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," (Topic 740) which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We early adopted the standard in the first quarter of fiscal year 2017 by applying the modified retrospective approach and recognized a $1.3 million decrease to retained earnings as a cumulative-effect adjustment.

(ii) Recent Accounting Updates Not Yet Effective

In May 2014, the FASB released ASU 2014-9, "Revenue from Contracts with Customers," (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We plan to adopt the standard in the first quarter of fiscal year 2018 by applying the full retrospective method. Prior periods will be retrospectively adjusted and we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings as of January 1, 2016. We have assessed the financial statement impact of adoption including, but not limited to, volume-based discount programs, sales commissions and the identification of performance obligations, and are continuing to evaluate the transition and disclosure requirements of the standard. We anticipate the adoption of Topic 606 will not have a material impact to our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. We plan to adopt the standard in the first quarter of fiscal year 2019 by electing practical expedients available in the standard. While we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, we expect the adoption will have a material increase to the assets and liabilities of our consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" (Topic 230). This FASB clarifies the presentation and classification of certain cash receipts and cash payments in the statements of cash flows. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017. We plan to adopt the guidance in the first quarter of fiscal year 2018 and we do not expect that the guidance will have a material impact on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash," which provides guidance to address the classification and presentation of changes in restricted cash in the statements of cash flows. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a retrospective basis. We plan to adopt the guidance in the first quarter of fiscal year 2018 and we do not expect that the guidance will have a material impact on our consolidated statements of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a prospective basis. We are plan to adopt the guidance in the first quarter of fiscal year 2018 and we do not expect that the guidance will have a material impact on our consolidated financial statements and related disclosures.

Note 2. Marketable Securities and Fair Value Measurements

As of December 31, 2017 and 2016, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, is as follows (in thousands):

Short-term

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$58,503	$—	$(1)	$58,502
Corporate bonds	145,728	3	(174)	145,557
U.S. government agency bonds	3,013	—	(7)	3,006
U.S. government treasury bonds	60,650	—	(70)	60,580
Certificates of deposit	4,386	—	—	4,386
Total marketable securities, short-term	$272,280	$3	$(252)	$272,031
Long-term

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$15,023	$—	$(68)	$14,955
Corporate bonds	25,067	2	(76)	24,993
Total marketable securities, long-term	$40,090	$2	$(144)	$39,948
Short-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$42,397	$—	$(6)	$42,391
Corporate bonds	122,788	22	(121)	122,689
Municipal securities	5,852	—	(5)	5,847
U.S. government agency bonds	28,903	9	(4)	28,908
U.S. government treasury bonds	45,146	7	(7)	45,146
Certificates of deposit	6,000	—	—	6,000
Total marketable securities, short-term	$251,086	$38	$(143)	$250,981
Long-term

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$6,805	$—	$(16)	$6,789
Corporate bonds	40,889	8	(85)	40,812
U.S. government treasury bonds	12,016	5	(16)	12,005
Asset-backed securities	177	—	—	177
Total marketable securities, long-term	$59,887	$13	$(117)	$59,783

 Cash equivalents are not included in the tables above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of December 31, 2017 and 2016. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material in 2017 and 2016. For the year ended December 31, 2017 and 2016, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of commercial paper, corporate bonds, municipal securities, U.S. government agency bonds, U.S. government treasury bonds, certificates of deposit and asset-backed securities that have a maximum effective maturity of 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately 6 months and 7 months as of December 31, 2017 and 2016, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by maturity as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
One year or less	$272,031	$250,981
Due in greater than one year	39,948	59,783
Total marketable securities	$311,979	$310,764

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

Our Level 1 assets consist of money market funds and U.S. government treasury bonds. We did not hold any Level 1 liabilities as of December 31, 2017 and 2016.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of commercial paper, corporate bonds, municipal securities, U.S. government agency and treasury bonds, certificates of deposit, asset-backed securities and our Israeli funds that are mainly invested in insurance policies. We obtain fair values for our Level 2 investments. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates. We did not hold any Level 2 liabilities as of December 31, 2017 and 2016.

Level 3 — Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation. Certain investments in private companies contain embedded derivatives, which do not require bifurcation as we elected to measure these investments at fair value. Our Level 3 assets consist of notes receivable due on December 31, 2018. We did not hold any Level 3 liabilities as of December 31, 2017 and 2016.

The following table summarizes the reconciliation of assets measured and recorded at fair value on a recurring basis using significant unobservable inputs Level 3 (in thousands):

Notes Receivable
Balance as of December 31, 2016 (1)	$2,047
Additional notes receivable issued	2,000
Accrued interest receivable	79
Change in fair value recognized in earnings	350
Balance as of December 31, 2017 (1)	$4,476
(1) Balance was reclassified from Long-term notes receivable to Short-term notes receivable as of December 31, 2017

Refer to Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for more information on our investment with a privately held company.

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$253,155	$253,155	$—	$—
Commercial paper	7,246	—	7,246	—
Corporate bonds	2,016	—	2,016	—
Short-term investments:
Commercial paper	58,502	—	58,502	—
Corporate bonds	145,557	—	145,557	—
U.S. government agency bonds	3,006	—	3,006	—
U.S. government treasury bonds	60,580	60,580	—	—
Certificates of deposit	4,386	—	4,386	—
Long-term investments:
U.S. government agency bonds	14,955	—	14,955	—
Corporate bonds	24,993	—	24,993	—
Prepaid expenses and other current assets:
Israeli funds	3,075	—	3,075	—
Short-term notes receivable	4,476	—	—	4,476
	$581,947	$313,735	$263,736	$4,476

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash equivalents:
Money market funds	$87,179	$87,179	$—	$—
Commercial paper	2,499	—	2,499	—
Corporate bonds	750	—	750	—
Short-term investments:
Commercial paper	42,391	—	42,391	—
Corporate bonds	122,689	—	122,689	—
Municipal securities	5,847	—	5,847	—
U.S. government agency bonds	28,908	—	28,908	—
U.S. government treasury bonds	45,146	45,146	—	—
Certificates of deposit	6,000	—	6,000	—
Long-term investments:
U.S. government agency bonds	6,789	—	6,789	—
Corporate bonds	40,812	—	40,812	—
U.S. government treasury bonds	12,005	12,005	—
Asset-backed securities	177	—	177	—
Prepaid expenses and other assets:
Israeli funds	2,956	—	2,956	—
Other assets:
Long-term notes receivable	2,047	—	—	2,047
	$406,195	$144,330	$259,818	$2,047

Derivative Financial Instruments

We have in the past and may in the future enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations associated with certain assets and liabilities. During 2017, we did not enter into foreign currency forward contracts. We had no foreign currency forward contracts outstanding as of December 31, 2016 and the net gain or loss on forward contracts was not material during the year ended December 31, 2016.

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$12,721	$9,793
Work in process	12,157	10,773
Finished goods	6,810	6,565
Total inventories	$31,688	$27,131

Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

		December 31,
	Generally Used Estimated Useful Life	2017	2016
Clinical and manufacturing equipment	Up to 10 years	$183,392	$153,938
Computer hardware	3 years	24,933	27,978
Computer software	3 years	54,756	59,997
Furniture and fixtures	5 years	16,271	10,306
Leasehold improvements	Lease term (1)	37,756	22,370
Building	20 years	63,887	7,272
Land	—	17,630	3,072
CIP	—	85,976	25,948
Total		484,601	310,881
Less: Accumulated depreciation and amortization and impairment charges		(135,808)	(135,714)
Total property, plant and equipment, net		$348,793	$175,167

(1) Shorter of remaining lease term or estimated useful lives of asset

Depreciation and amortization was $37.7 million, $24.0 million and $18.0 million, for the year ended December 31, 2017, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll and benefits	$103,004	$79,214
Accrued expenses	27,318	21,811
Accrued income taxes	12,405	4,210
Accrued sales rebate	11,209	10,342
Accrued professional fees	6,316	3,604
Accrued warranty	5,929	3,841
Accrued sales tax and value added tax	5,503	5,032
Other accrued liabilities	22,514	6,278
Total accrued liabilities	$194,198	$134,332

Warranty

We regularly review the balance for accrued warranty and update based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Accrued warranty as of December 31, 2017 and 2016 consists of the following activity (in thousands):

Accrued warranty as of December 31, 2015	$2,638
Charged to cost of net revenues	4,894
Actual warranty expenditures	(3,691)
Accrued warranty as of December 31, 2016	3,841
Charged to cost of net revenues	7,195
Actual warranty expenditures	(5,107)
Accrued warranty as of December 31, 2017	$5,929

Note 4. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million. The investment is accounted for under an equity method investment, and the investee, SDC, is considered a related party. The investment is reported in our Consolidated Balance Sheet under equity method investments, and we record our proportional share of SDC's income (losses) within equity in losses of investee, net of tax, in our Consolidated Statement of Operations. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. As a result of this purchase, we hold a 19% equity interest in SDC on a fully diluted basis. As of December 31, 2017 and 2016, the balance of our equity method investments was $54.6 million and $45.1 million, respectively.

Concurrently with the investment on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC's doctor-led, at-home program for simple teeth straightening. The term of the supply agreement expires on December 31, 2019. We commenced supplying aligners to SDC in October 2016. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment after eliminating outstanding intercompany transactions. As of December 31, 2017 and 2016, the balance of accounts receivable due from SDC was $14.3 million and $0.1 million, respectively. For the year ended December 31, 2017 and 2016, net revenues recognized from SDC were $24.1 million and $0.2 million, respectively.

On July 25, 2016, we entered into a Loan and Security Agreement (the "Loan Agreement") with SDC and amended on July 24, 2017 where we agreed to provide SDC a loan of up to $30.0 million in one or more advances. As of December 31, 2017, $30.0 million of advances under the Loan Agreement were outstanding and no outstanding advances as of December 31, 2016. On February 7, 2018, $30.0 million of outstanding advances and related accrued interest were repaid in full, and the Loan Agreement was terminated (Refer to Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for information on the Loan and Security Agreement with SDC).

In February 2018, we received a communication on behalf of SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") alleging that the launch and operation of our Invisalign store pilot program constitutes a breach of non-compete provisions applicable to the members of SDC Financial LLC, including Align. As a result of this alleged breach, SDC Financial LLC has notified Align that its members (other than Align) seek to exercise a right to repurchase all of Align’s SDC Financial LLC membership interests for a purchase price equal to the current capital account balance of Align. The SDC Entities also allege that Align has breached confidentiality provisions applicable to the SDC Financial LLC members and demands that Align cease all activities related to the Invisalign store pilot project, close existing Invisalign stores and cease using SDC’s confidential information. Align disputes the allegations that it has breached its obligations to the SDC Entities, including the allegation that the SDC Entities are entitled to exercise a repurchase right. Pursuant to the parties’ agreement, the dispute will be arbitrated if it is not resolved through negotiations. We are currently evaluating the potential impact that this could have on our consolidated financial statements.

Note 5. Business Combinations

During the first quarter of 2017, we completed the acquisitions of certain distributors for the total estimated cash consideration of approximately $9.5 million including cash acquired. We preliminarily recorded $1.9 million of net tangible liabilities, $8.2 million of identifiable intangible assets and $3.2 million of goodwill. The preliminary fair values of net tangible liabilities and identifiable intangible assets acquired are based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date).

The goodwill is primarily related to the benefit we expect to obtain from direct sales as we believe that the transition from our distributor arrangements to a direct sales model will increase our net revenues in the region as we will experience higher average sales prices (“ASP”) compared to our discounted ASP under the distribution agreements. The goodwill is not deductible for tax purposes.

Pro forma results of operations for these acquisitions have not been presented as they are not material to our results of operations, either individually or in aggregate, for the period ended December 31, 2017.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the year ended December 31, 2017, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2015	$61,074
Adjustments (1)	(30)
Balance as of December 31, 2016	61,044
Goodwill from distributor acquisitions	3,247
Adjustments (1)	323
Balance as of December 31, 2017	$64,614
(1) The adjustments to goodwill during the period were related to foreign currency translation and/or purchase accounting adjustments within the measurement period.
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

Annual Impairment Test

During the fourth quarter of fiscal 2017, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of its carrying value.
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

There were no triggering events in 2017 that would cause impairments of our long-lived assets.

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2017	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2017
Trademarks	15	$7,100	$(1,769)	$(4,179)	$1,152
Existing technology	13	12,600	(4,704)	(4,328)	3,568
Customer relationships	11	33,500	(14,681)	(10,751)	8,068
Reacquired rights[1]	3	7,500	(1,356)	—	6,144
Patents	8	6,798	(1,504)	—	5,294
Other	2	618	(390)	—	228
Total intangible assets		$68,116	$(24,404)	$(19,258)	$24,454

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2016	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2016
Trademarks	15	$7,100	$(1,631)	$(4,179)	$1,290
Existing technology	13	12,600	(4,141)	(4,328)	4,131
Customer relationships	11	33,500	(12,819)	(10,751)	9,930
Patents	8	6,316	(713)	—	5,603
Total intangible assets		$59,516	$(19,304)	$(19,258)	$20,954

1 The fair value of reacquired rights obtained from distributor acquisitions during the first quarter of fiscal year 2017 is valued using the income approach. In addition, we effectively settled the pre-existing relationship with the distributors by assessing whether the distributor agreements include favorable or unfavorable terms compared to current market rates. Based on the assessment, we determined that the distributor agreements had terms that are consistent with market rates and, therefore, no settlement gains or losses are recorded associated with the acquisition.
The total estimated future amortization expense for these acquired intangible assets as of December 31, 2017 is as follows (in thousands):

Fiscal Year
2018	$6,379
2019	6,265
2020	3,869
2021	3,389
2022	2,116
Thereafter	2,436
Total	$24,454

Note 7. Credit Facility

We have a credit facility that provides for a $50.0 million revolving line of credit, with a $10.0 million letter of credit. The credit facility requires us to comply with specific financial conditions and performance requirements. On February 10, 2017, we amended the credit facility and extended the maturity date to March 22, 2018. The loans bear interest, at our option, at a fluctuating rate per annum equal to the daily one-month adjusted LIBOR rate plus a spread of 1.75% or an adjusted LIBOR rate (based on one, three, six or twelve-month interest periods) plus a spread of 1.75%. On July 24, 2017, we amended the credit facility's negative covenants to allow for a Costa Rica building purchase, an additional equity interest in SDC and an increase in SDC's loan limit. As of December 31, 2017, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements (Refer to Note 4 "Equity Method Investments" of the Notes to Consolidated Financial Statements for information on the additional equity interest in SDC and Refer to Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for information on the Costa Rica building purchase and SDC loan agreement).

On February 27, 2018, we entered into a new credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit, and a maturity date of February 27, 2021, replacing the existing credit facility. The credit facility requires us to comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.0%. The margin ranges from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the maturity date.

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

Patent Infringement Lawsuit

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape A/S, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape's Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (ITC) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental

System software. Align's ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape's Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the United States District Court for the District of Delaware alleging patent infringement by 3Shape's Trios intraoral scanning system and Dental System software. All of these district court complaints seek monetary damages and injunctive relief against further infringement.

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

Note 9. Commitments and Contingencies

Operating Leases

We lease our facilities and certain equipment and automobiles under non-cancelable operating lease arrangements that expire at various dates through 2027 and provide for pre-negotiated fixed rental rates during the terms of the lease. The terms of some of our leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period. Total rent expense was $13.8 million, $9.9 million and $8.2 million, for the year ended December 31, 2017, 2016 and 2015, respectively. Sublease income is not material and excluded from the table below.

Minimum future lease payments for non-cancelable leases as of December 31, 2017, are as follows (in thousands):

Fiscal Year	Operating Leases
2018	$14,799
2019	13,260
2020	9,759
2021	8,137
2022	6,027
Thereafter	9,573
Total minimum lease payments	$61,555

Other Commitments

On July 25, 2016, we entered into a Loan and Security Agreement (the "Loan Agreement") with SmileDirectClub, LLC ("SDC") where we agreed to provide a loan of up to $15.0 million in one or more advances to SDC (the "Loan Facility"). On July 24, 2017, we amended the Loan Agreement with SDC to increase the line of credit up to $30.0 million. Available advances under the Loan Facility are subject to a borrowing base of 80% of SDC's eligible accounts receivable, determined in accordance with the terms of the Loan Agreement, and the satisfaction of other customary conditions. The advances bear interest, paid quarterly, at the rate of 7% per annum. Advances that are repaid or prepaid may be reborrowed. All outstanding principal and accrued and unpaid interest on the advances are due and payable on July 25, 2021. SDC's obligations in respect of the Loan Agreement are collateralized by a security interest in substantially all of SDC's assets. As of December 31, 2017, $30.0 million of advances under the Loan Facility were outstanding. On February 7, 2018, $30.0 million of outstanding advances and related accrued interest were repaid in full and the Loan Agreement was terminated (Refer to Note 4 "Equity Method Investments" of the Notes of Consolidated Financial Statements for more information on our investments in SDC).

We have entered into certain investments with a privately held company where we have committed to purchase up to $5.0 million in convertible promissory notes. The first convertible promissory note was issued on July 14, 2016 for $2.0 million and a second convertible promissory note was issued on June 5, 2017 for $2.0 million. Both notes were outstanding as of December 31, 2017. The remaining $1.0 million available is conditioned upon achievement of certain business milestones. The notes all mature on December 30, 2018 and accrue interest annually at 2.5%.

On June 30, 2017, we entered into a non-cancelable Addendum to the Master Subscription Agreement with a software company to renew our software license subscription for the total price of $50.0 million over the next three years starting on January 1, 2018.

On July 24, 2017, we entered into a Purchase and Sale Agreement to purchase a new Costa Rica treatment planning facility located in the Republic of Costa Rica for a purchase price of $26.1 million. As of December 31, 2017, we made payments of $20.9 million. On January 8, 2018, we paid the final payment of $5.2 million and closed the Purchase and Sale Agreement.

On November 9, 2017, we entered into an Investment Agreement with the People’s Republic of China (“China Government”) where we have committed to invest a minimum of $46.0 million in Ziyang, China over five years to establish manufacturing operations.

On November 15, 2017, we entered into another Purchase and Sale Agreement to purchase a building located in the Republic of Costa Rica for a purchase price of $25.6 million. The building will be used to support treatment planning and corporate administrative activities. As of December 31, 2017, we made payments of $6.8 million and the remaining payments are due in 2018.

On November 27, 2017, we entered into a purchase agreement with one of our existing single source suppliers. Under the terms of the agreement, we are required to purchase a minimum approximately $305.2 million of aligner materials over the next 4 years.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Other Commitments section above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2017, we did not have any material indemnification claims that were probable or reasonably possible.

Note 10. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors. We have never declared or paid dividends on our common stock.

Stock-Based Compensation Plans

Our 2005 Incentive Plan, as amended, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units, market stock units, stock appreciation rights, performance units and performance shares to employees, non-employee directors and consultants. Shares granted on or after May 16, 2013 as an award of restricted stock, restricted stock unit, market stock units, performance share or performance unit ("full value awards") are counted against the authorized share reserve as one and nine-tenths (1 9/10) shares for every one (1) share subject to the award, and any shares canceled that were counted as one and nine-tenths against the plan reserve will be returned at the same ratio. Full value awards granted prior to May 16, 2013 were counted against the authorized share reserve as one and one half (1 1/2) share for every one (1) share subject to the award, and any shares canceled that were counted as one and one half against the plan reserve will be returned at this same ratio.

As of December 31, 2017, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares for issuance of which 6,885,248 shares are available for issuance. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.
Stock-Based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the year ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Cost of net revenues	$3,330	$3,966	$3,938
Selling, general and administrative	46,550	42,612	40,813
Research and development	8,974	7,570	8,192
Total stock-based compensation	$58,854	$54,148	$52,943

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation was recognized as of December 31, 2015. Activity for the year ended December 31, 2017, under the stock option plans is set forth below:

	Stock Options
	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	222	$14.90
Granted	—	—
Exercised	(143)	16.66
Cancelled or expired	(4)	18.16
Outstanding as of December 31, 2017	75	$11.36	0.93	$15,752
Vested and expected to vest at December 31, 2017	75	$11.36	0.93	$15,752
Exercisable at December 31, 2017	75	$11.36	0.93	$15,752

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2017. This amount will fluctuate based on the fair market value of our stock. The total intrinsic value of stock options exercised for the year ended December 31, 2017, 2016 and 2015 was $18.1 million, $18.2 million and $7.4 million, respectively. The total fair value of the options vested during the year ended December 31, 2015 was not material.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2017, is as follows:

	Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2016	1,789	$58.39
Granted	487	118.77
Vested and released	(852)	54.24
Forfeited	(83)	69.06
Nonvested as of December 31, 2017	1,341	$82.30	1.18	$297,973

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2017 by the number of nonvested RSUs) that would have been received by the unit holders had all RSUs been vested and released as of the last trading day of 2017. This amount will fluctuate based on the fair market value of our stock. During 2017, of the 851,693 shares vested and released, 287,790 shares vested were withheld for employee minimum statutory tax obligations, resulting in a net issuance of 563,903 shares.

The total intrinsic value of RSUs vested and released during 2017, 2016 and 2015 was $99.5 million, $59.8 million and $45.9 million, respectively. The total fair value of RSUs vested during the year ended December 31, 2017, 2016 and 2015 was $46.2 million, $39.1 million and $30.0 million, respectively. The weighted average grant date fair value of RSUs granted during 2017, 2016 and 2015 was $118.77, $67.82 and $57.78, respectively. As of December 31, 2017, there was $72.9 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs and these costs are expected to be recognized over a weighted average period of 2.1 years.

Market-Performance Based Restricted Stock Units

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

The following table summarizes the MSU performance as of December 31, 2017:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2016	520	$60.49
Granted	201	88.80
Vested and released	(283)	53.11
Forfeited	(10)	64.50
Nonvested as of December 31, 2017	428	$78.53	0.97	$95,120

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2017 by the number of nonvested MSUs) that would have been received by the unit holders had all MSUs been vested and released as of the last trading day of 2017. This amount will fluctuate based on the fair market value of our stock. During 2017, of the 282,548 shares vested and released 118,562 shares were withheld for tax payments, resulting in a net issuance of 163,986 shares.

The total intrinsic value of MSUs vested and released during 2017, 2016 and 2015 was $28.8 million, $17.4 million and $9.2 million, respectively. The total fair value of MSUs vested during the year ended December 31, 2017, 2016 and 2015 was $15.0 million, $9.9 million and $4.9 million, respectively. As of December 31, 2017, we expect to recognize $12.2 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.0 years.

The fair value of MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions. The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	3.0	3.0	3.0
Expected volatility	28.9%	34.0%	36.9%
Risk-free interest rate	1.5%	0.9%	1.0%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$120.39	$68.88	$61.73

Total payments to tax authorities for payroll taxes related to RSUs, including MSUs, that vested during the period were $46.2 million, $29.9 million and $20.7 million during the year ended December 31, 2017, 2016 and 2015, respectively, and are reflected as a financing activity in the Consolidated Statement of Cash Flows.

Employee Stock Purchase Plan

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), which consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period. The 2010 Purchase Plan will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for issuance under the 2010 Purchase Plan is 2,400,000 shares.

The following table summarizes the ESPP shares issued:

	Year Ended December 31,
	2017	2016	2015
Number of shares issued (in thousands)	202	197	230
Weighted average price	$59.93	$48.65	$36.66

As of December 31, 2017, 735,301 shares remain available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	1.2	1.2	1.2
Expected volatility	26.8%	30.5%	31.1%
Risk-free interest rate	1.0%	0.7%	0.3%
Expected dividends	—	—	—
Weighted average fair value at grant date	$31.36	$22.23	$16.19
We recognized stock-based compensation expense related to our employee stock purchase plan of $5.4 million, $2.7 million and $4.1 million for the year ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $2.7 million of total unamortized compensation costs related to future employee stock purchases which we expect to be recognized over a weighted average period of 0.6 years.

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

In 2017, we repurchased on the open market approximately 0.04 million shares of our common stock at an average price of $96.37 per share, including commission for an aggregate purchase price of approximately $3.8 million, completing the April 2014 Repurchase Program.

April 2016 Repurchase Program

On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of the Company's stock ("April 2016 Repurchase Plan"). In 2016, we had no repurchases under this plan. In 2017, we entered into an accelerated share repurchase agreement ("2017 ASR") to repurchase $50.0 million of our common stock. The 2017 ASR was completed in August 2017. We received a total of approximately 0.4 million shares for an average share price of $146.48. During 2017, we repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $243.40 per share, including commissions, for an aggregate purchase price of approximately $50.0 million. As of December 31, 2017, we have $200.0 million remaining under the April 2016 Repurchase Program.

In February 2018, we repurchased on the open market approximately 0.4 million shares of our common stock at an average price of $252.24 per share, including commission for an aggregate purchase price of approximately $100.0 million.

Note 12. Employee Benefit Plans

401(k) Plan

We have defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees which covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation effective 2010. We contributed approximately $4.3 million, $3.4 million and $2.7 million to the 401(k) plan during the year ended December 31, 2017, 2016 and 2015, respectively.

Israeli Funds

Under the Israeli severance fund law, we are required to make payments to dismissed employees and employees leaving employment in certain circumstances. The funding requirement is calculated based on the salary of the employee multiplied by the number of years of employment as of the applicable balance sheet date. Our Israeli employees are entitled to one month’s salary for each year of employment, or a pro-rata portion thereof. We fund the liability through monthly deposits into funds, and the values of these contributions are recorded in other current assets in the Consolidated Balance Sheet.

As of December 31, 2017 and 2016, the balance of the fund liability was approximately $3.2 million and $3.1 million, respectively.

Note 13. Income Taxes

The U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted into law on December 22, 2017, and impacted our effective tax rate for the year ended December 31, 2017. The TCJA made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

We have estimated the impact of the TCJA and recorded $84.3 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The components of this expense are as follows:

•
We recorded a provisional tax amount of $73.9 million for the transition tax liability. We have not yet completed the calculation of the total post-1986 foreign Earnings and Profits ("E&P") and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional liability or the accounting treatment of the provisional liability.

•
We recorded a provisional tax amount of $10.4 million to remeasure certain deferred tax assets and liabilities as a result of the enactment of the Act. We are still analyzing certain aspects of the TCJA and refining the estimate of the expected reversal of the deferred tax balances. The TCJA can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The TCJA also includes provisions for certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income (“GILTI”), which impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. FASB guidance issued in January 2018 allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the tax is incurred (the “period cost method”), or (ii) account for GILTI in the measurement of deferred taxes (the “deferred method”). Because of the complexity of the new provisions, we are continuing to evaluate the accounting impact under GAAP, and will make an election once this analysis has been completed.
Net income before provision for income taxes and equity in losses of investee consists of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Domestic	$123,696	$118,871	$87,803
Foreign	241,103	123,695	98,298
Net income before provision for income taxes and equity in losses of investee	$364,799	$242,566	$186,101

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal
Current	$91,214	$40,235	$28,596
Deferred	15,724	24,794	6,679
	106,938	65,029	35,275
State
Current	2,580	2,603	3,271
Deferred	2,677	2,636	(703)
	5,257	5,239	2,568
Foreign
Current	15,285	8,964	4,305
Deferred	2,682	(28,032)	(67)
	17,967	(19,068)	4,238
Provision for income taxes	$130,162	$51,200	$42,081
The differences between income taxes using the federal statutory income tax rate of 35% and our effective tax rate are as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	2.1	1.5
Impact of U.S. Tax Cuts and Jobs Act	23.1	—	—
Impact of differences in foreign tax rates	(18.0)	(6.3)	(16.2)
Valuation allowance release for Israel	—	(12.9)	—
Stock-based compensation	(6.3)	1.2	1.6
Other items not individually material	0.5	2.0	0.7
	35.7%	21.1%	22.6%

As of December 31, 2017, undistributed earnings of the company totaled $606.5 million. We reassessed our capital needs and investment strategy with regard to the indefinite reinvestment of the undistributed earnings from certain of our foreign subsidiaries as a result of the one-time transition tax on cumulative foreign earnings under the TCJA. During the fourth quarter of 2017, we determined that approximately $591.9 million of the total undistributed foreign earnings are no longer be considered to be indefinitely reinvested outside the U.S. As a result, we have recorded a deferred tax liability of approximately $3.3 million, which represents the provisional amount of U.S. state income taxes that would be due in the event these foreign earnings are distributed. The remaining amount of undistributed foreign earnings of approximately $14.7 million continues to be indefinitely reinvested in our international operations. Since U.S. federal income tax has already been provided under the provisions of the TCJA, the additional tax impact of the distribution of such foreign earnings to the United States parent would be limited to U.S. state income and withholding taxes and is not significant.

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

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire a specified number of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates, which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2017, 2016 and 2015. As a result of these incentives, our income taxes were reduced by $1.8 million, $19.1 million and $32.7 million in the year ended December 31, 2017, 2016 and 2015, respectively, representing a benefit to diluted net income per share of $0.02, $0.23 and $0.40 in the year ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the significant components of our deferred tax assets and liabilities are (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss and capital loss carryforwards	$24,971	$25,445
Reserves and accruals	12,547	22,954
Stock-based compensation	10,074	16,399
Deferred revenue	10,811	13,975
Net translation losses	1,928	1,634
Credit carryforwards	792	679
	61,123	81,086
Deferred tax liabilities:
Depreciation and amortization	7,522	12,034
Unremitted foreign earnings	3,305	—
Prepaid expenses	751	969
	11,578	13,003
Net deferred tax assets before valuation allowance	49,545	68,083
Valuation allowance	(278)	(256)
Net deferred tax assets	$49,267	$67,827

The total valuation allowance as of December 31, 2017 was not material. During the year ended December 31, 2017, the valuation allowance increased by a nominal amount which was mainly related to foreign currency translation adjustments.

As of December 31, 2017, we have fully utilized California net operating loss carryforwards. As of December 31, 2017, we have California research credit carryforwards of approximately $4.1 million which can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards of approximately $104.7 million, the majority of which can be carried forward indefinitely, and a minor portion of which, if not utilized, will expire beginning in 2027.

In the event of a change in ownership, as defined under federal and state tax laws, our tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the tax credit carryforwards before utilization.

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the year ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

Unrecognized tax benefit as of December 31, 2014	$33,067
Tax positions related to current year:
Additions for uncertain tax positions	6,346
Unrecognized tax benefit as of December 31, 2015	39,413
Tax positions related to current year:
Additions for uncertain tax positions	6,971
Unrecognized tax benefit as of December 31, 2016	46,384
Tax positions related to current year:
Additions for uncertain tax positions	1,819
Tax positions related to prior year:
Additions for uncertain tax positions	1,809
Decreases for uncertain tax positions	(826)
Settlements with tax authorities	(1,527)
Reductions due to lapse of applicable statute of limitations	(3)
Unrecognized tax benefit as of December 31, 2017	$47,656

As of December 31, 2017, $39.8 million of our unrecognized tax benefits would impact our effective tax rate if recognized.

We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. For the year ended December 31, 2017 and 2016, interest and penalties included in tax expense was $0.8 million and $1.4 million, respectively. Our total interest and penalties accrued as of December 31, 2017 and 2016 was $2.9 million and $2.1 million, respectively. We do not expect any significant changes to the amount of unrecognized tax benefit within the next twelve months.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions are U.S. federal and the state of California. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2010.

Note 14. Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes RSUs, MSUs, stock options and our ESPP.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$231,418	$189,682	$144,020
Denominator:
Weighted-average common shares outstanding, basic	80,085	79,856	79,998
Dilutive effect of potential common stock	1,747	1,628	1,523
Total shares, diluted	81,832	81,484	81,521
Net income per share, basic	$2.89	$2.38	$1.80
Net income per share, diluted	$2.83	$2.33	$1.77

For the year ended December 31, 2017, 2016 and 2015, potentially anti-dilutive shares excluded from diluted net income per share related to RSUs, MSUs, stock options and ESPP were not material.

Note 15. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Taxes paid	$51,231	$47,289	$40,621
Non-cash investing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$15,105	$4,434	$14,636
Fair value of option to purchase property	$3,936	$—	$—

Note 16. Segments and Geographical Information

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We report segment information based on the management approach. The management approach designates the internal reporting used by CODM for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues, gross profit and income from operations. Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. Certain operating expenses are attributable to operating segments and each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Costs not specifically allocated to segment income from operations include various corporate expenses such as stock-based compensation and costs related to IT, facilities, human resources, accounting and finance, legal and regulatory, and other separately managed general and administrative costs outside the operating segments.

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•	Comprehensive Products include our Invisalign Full, Teen and Assist products.

•
Non-Comprehensive Products include our Invisalign Express, Invisalign Lite, Invisalign i7 and Invisalign Go products in addition to revenues from the sale of aligners to SmileDirectClub (“SDC”) under our supply agreement. Revenue from SDC is recorded after eliminating outstanding intercompany transactions.

•	Non-Case includes our Vivera retainers along with our training and ancillary products for treating malocclusion.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Year Ended December 31,
Net revenues	2017	2016	2015
Clear Aligner	$1,309,262	$958,327	$800,186
Scanner	164,151	121,547	45,300
Total net revenues	$1,473,413	$1,079,874	$845,486
Gross profit
Clear Aligner	$1,019,563	$747,494	$628,187
Scanner	97,384	67,800	11,923
Total gross profit	$1,116,947	$815,294	$640,110
Income from operations
Clear Aligner	$564,648	$411,817	$371,113
Scanner	49,613	37,498	(12,337)
Unallocated corporate expenses	(260,650)	(200,394)	(170,142)
Total income from operations	$353,611	$248,921	$188,634
Depreciation and amortization
Clear Aligner	$21,581	$13,742	$9,842
Scanner	4,385	3,871	3,839
Unallocated corporate expenses	11,773	6,389	4,323
Total depreciation and amortization	$37,739	$24,002	$18,004

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Total segment income from operations	$614,261	$449,315	$358,776
Unallocated corporate expenses	(260,650)	(200,394)	(170,142)
Total income from operations	353,611	248,921	188,634
Interest and other income (expense), net	11,188	(6,355)	(2,533)
Net income before provision for income taxes and equity losses of investee	$364,799	$242,566	$186,101

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Net revenues (1):
United States (2)	$836,200	$692,254	$585,874
The Netherlands (2)	456,108	286,911	167,128
Other International	181,105	100,709	92,484
Total net revenues	$1,473,413	$1,079,874	$845,486

(1)	Net revenues are attributed to countries based on location of where revenue is recognized.
(2) Effective July 2016, we implemented a new international corporate structure. This changed the structure of our international procurement and sales operations.

Tangible long-lived assets are presented below by geographic area (in thousands):

	As of December 31,
	2017	2016
Long-lived assets (1):
The Netherlands	$143,673	$104,039
United States	128,171	43,278
Costa Rica	30,738	2,657
Mexico	25,090	17,918
China	5,480	461
Other International	15,641	6,814
Total long-lived assets	$348,793	$175,167

(1)  Long-lived assets are attributed to countries based on entity that owns the assets.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Management's annual report on internal control over financial reporting.
See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III
Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about our common stock that may be issued upon the exercise of options and awards granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 2005 Incentive Plan and the Employee Stock Purchase Plan ("ESPP"), each as amended, and certain individual arrangements (Refer to Note 10“Stockholders’ Equity” of the Notes to Consolidated Financial Statements for a description of our equity compensation plans).

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units(a)		Weighted average exercise price of outstanding options(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,843,573	[1]	$11.36	7,620,549	[2,3]
Equity compensation plans not approved by security holders	—		—	—
Total	1,843,573		$11.36	7,620,549

[1]	Includes 1,340,759 restricted stock units and 428,100 market-performance based restricted stock units at target, which have an exercise price of zero.

[2]
Includes 735,301 shares available for issuance under our ESPP. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights or the weighted average exercise price of outstanding rights under the ESPP.

[3]	Excludes 507,775 of potentially issuable MSUs if performance targets are achieved at maximum payout.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated financial statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves For the Year Ended December 31, 2017, 2016 and 2015
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write Offs	Balance at End of Period
	(in thousands)
Allowances for doubtful accounts and sales returns:
Year ended December 31, 2015	$1,563	$8,944	$(8,035)	$2,472
Year ended December 31, 2016	$2,472	$8,585	$(6,747)	$4,310
Year ended December 31, 2017	$4,310	$9,948	$(7,080)	$7,178
Valuation allowance for deferred tax assets:
Year ended December 31, 2015	$32,498	$(813)	$—	$31,685
Year ended December 31, 2016	$31,685	$(31,429)	$—	$256
Year ended December 31, 2017	$256	$21	$—	$277

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
10.1†	Registrant's 2005 Incentive Plan (as amended May 2016)	Form 10-K	2/28/2017	10.1
10.2†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed after September 2016)	Form 10-K	2/28/2017	10.2
10.2A†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed prior to September 2016)	Form 10-K	2/28/2017	10.2A
10.3	Align’s 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.2
10.4†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.5†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Director Form)	Form 10-Q	11/5/2007	10.1A
10.5†	Form of restricted stock unit award agreement under registrant’s 2005 Incentive Plan (General Form; Director Form)	Form 10-Q	11/5/2007	10.1C
10.6†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.7†	Form of Employment Agreement entered into by and between registrant and each executive officer (other than CEO for executives appointed prior to September 2016)	Form 10-Q	5/8/2008	10.3
10.8†	Form of Employment entered into by and between registrant and each executive officer (other than CEO for executives appointed after September 2016)	Form 10-K	2/28/2017	10.8
10.10†	Summary of 2017 Incentive Awards and Base Salaries	Form 8-K	2/7/2018
10.11†	Form of Market Stock Unit Agreement (officer)	Form 8-K	2/24/2011	10.1
10.12†	Form of Market Stock Unit Agreement (CEO)	Form 8-K	2/24/2011	10.2
10.13†	Description of Executive Officer Incentive Plan	Form 8-K	2/4/2011	Item 5.02
10.15†	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph Hogan	Form 10-Q	5/1/2015	10.3
10.16†	2005 Incentive Plan Notice of Grant of Restricted Stock units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.31
10.17†	Amended and Restated 2005 Incentive Plan Notice of Grant of Market Stock Units (Chief Executive Officer)	Form 10-Q	7/30/2015	10.34

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
10.18†	Employment Agreement between registrant and John F. Morici (Chief Financial Officer)	Form 10-Q	11/8/2016	10.2
10.19	Purchase and Sale Agreement between registrant and LBA RIV-Company XXX, LLC dated December 19, 2016	Form 8-K	12/23/2016	10.1
10.20	Class C Non-Incentive Unit Purchase Agreement dated July 25, 2016	Form 8-K	7/28/2016	10.1
10.21	Purchase and Sale Agreement dated July 24, 2017 between Align Technology de Costa Rica, S.R.L. and Belan Business Center, S.A.	Form 8-K	7/27/2017	10.1
10.22	Membership Interest Purchase Agreement dated July 24, 2017 between Align Technology, Inc. and SmileDirectClub, LLC.	Form 8-K	7/27/2017	10.2
10.23	Purchase and Sale Agreement between Align Technology de Costa Rica, S.R.L. and Belen Business Center, S.A. dated November 15, 2017	Form 8-K	11/20/2017	10.1
10.24†	Current form of Market Stock Unit agreement under Registrant's 2005 Incentive Plan.			10.1	*
10.24†	Current form of Market Stock Unit agreement under Registrant's 2005 Incentive Plan.			10.2	*
10.25	Credit Agreement between Align Technology, Inc. and Wells Fargo Bank, National Association dated February 27, 2018			10.3
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
††	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

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

Signature	Title	Date

/S/ JOSEPH M. HOGAN	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Joseph M. Hogan

/S/ JOHN F. MORICI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
John F. Morici

/S/ JOSEPH LACOB	Director	February 28, 2018
Joseph Lacob

/S/ C. RAYMOND LARKIN	Director	February 28, 2018
C. Raymond Larkin

/S/ GEORGE J. MORROW	Director	February 28, 2018
George J. Morrow

/S/ ANDREA L. SAIA	Director	February 28, 2018
Andrea L. Saia

/S/ GREG J. SANTORA	Director	February 28, 2018
Greg J. Santora

/S/ THOMAS M. PRESCOTT	Director	February 28, 2018
Thomas M. Prescott

/S/ WARREN S. THALER	Director	February 28, 2018
Warren S. Thaler

/S/ SUSAN E. SIEGEL	Director	February 28, 2018
Susan E. Siegel