Form 10-Q
period 2018-06-30
ALIGN TECHNOLOGY INC
filed 2018-08-02
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 27, 2018 was 80,320,082.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Made to Move, Invisalign Assist, Invisalign Teen, Invisalign Go, Vivera, SmartForce, SmartTrack, SmartStage, iTero, iTero Element, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$490,259	$356,482	$927,183	$666,823
Cost of net revenues	124,677	85,565	234,193	160,281
Gross profit	365,582	270,917	692,990	506,542
Operating expenses:
Selling, general and administrative	212,087	162,964	411,712	314,112
Research and development	30,804	24,384	60,395	47,188
Total operating expenses	242,891	187,348	472,107	361,300
Income from operations	122,691	83,569	220,883	145,242
Interest income	1,917	1,441	4,093	2,636
Other income (expense), net	(7,099)	1,771	(6,922)	2,221
Net income before provision for income taxes and equity in losses of investee	117,509	86,781	218,054	150,099
Provision for income taxes	7,703	15,387	10,605	8,164
Equity in losses of investee, net of tax	3,701	2,215	5,478	3,336
Net income	$106,105	$69,179	$201,971	$138,599

Net income per share:
Basic	$1.32	$0.86	$2.52	$1.73
Diluted	$1.30	$0.85	$2.48	$1.70
Shares used in computing net income per share:
Basic	80,216	80,188	80,127	80,047
Diluted	81,471	81,631	81,575	81,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$106,105	$69,179	$201,971	$138,599
Net change in foreign currency translation adjustment	759	1,199	(283)	740
Change in unrealized (losses) gains on investments, net of tax	(186)	27	(57)	42
Other comprehensive income (loss)	573	1,226	(340)	782
Comprehensive income	$106,678	$70,405	$201,631	$139,381
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$547,993	$449,511
Marketable securities, short-term	164,629	272,031
Accounts receivable, net of allowance for doubtful accounts of $2,729 and $5,814, respectively	374,371	324,189
Inventories	47,252	31,688
Prepaid expenses and other current assets	126,754	80,948
Total current assets	1,260,999	1,158,367
Marketable securities, long-term	8,061	39,948
Property, plant and equipment, net	447,933	348,793
Equity method investments	49,128	54,606
Goodwill and intangible assets, net	85,307	89,068
Deferred tax assets	45,859	49,334
Other assets	19,302	43,893
Total assets	$1,916,589	$1,784,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,744	$36,776
Accrued liabilities	196,754	195,562
Deferred revenues	321,148	267,713
Total current liabilities	566,646	500,051
Income tax payable	115,701	114,091
Other long-term liabilities	15,283	15,579
Total liabilities	697,630	629,721
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 80,313 and 80,040 issued and outstanding, respectively)	8	8
Additional paid-in capital	844,599	886,435
Accumulated other comprehensive income (loss), net	911	571
Retained earnings	373,441	267,274
Total stockholders’ equity	1,218,959	1,154,288
Total liabilities and stockholders’ equity	$1,916,589	$1,784,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,971	$138,599
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	3,667	6,145
Depreciation and amortization	24,066	16,743
Stock-based compensation	32,720	29,057
Equity in losses of investee	5,478	3,336
Other non-cash operating activities	4,543	5,837
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(44,266)	(52,038)
Inventories	(15,586)	(8,616)
Prepaid expenses and other assets	(9,366)	388
Accounts payable	10,743	4,410
Accrued and other long-term liabilities	(53,442)	(14,802)
Long-term income tax payable	1,610	(551)
Deferred revenues	54,983	29,580
Net cash provided by operating activities	217,121	158,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(8,953)
Purchase of property, plant and equipment	(115,295)	(78,045)
Purchase of marketable securities	(78,405)	(212,226)
Proceeds from maturities of marketable securities	207,475	173,094
Proceeds from sales of marketable securities	9,560	32,352
Loan advances to equity investee	—	(15,000)
Loan repayment from equity investee	30,000	—
Other investing activities	668	(2,940)
Net cash provided by (used in) investing activities	54,003	(111,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,585	7,521
Common stock repurchases	(100,000)	(38,793)
Equity forward contract related to accelerated share repurchase	—	(15,000)
Employees’ taxes paid upon the vesting of restricted stock units	(79,330)	(37,968)
Net cash used in financing activities	(170,745)	(84,240)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,923)	3,640
Net increase (decrease) in cash, cash equivalents, and restricted cash	98,456	(34,230)
Cash, cash equivalents, and restricted cash at beginning of the period	450,125	393,019
Cash, cash equivalents, and restricted cash at end of the period	$548,581	$358,789
SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable or accrued liabilities related to property, plant and equipment	20,854	20,291
Conversion of convertible notes receivable into equity securities	4,862	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and six months ended June 30, 2018 and 2017, our comprehensive income for the three and six months ended June 30, 2018 and 2017, our financial position as of June 30, 2018 and our cash flows for the six months ended June 30, 2018 and 2017. The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from the December 31, 2017 audited financial statements and have been recast to reflect the adoption of accounting standards as described below. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

During the first quarter of fiscal year 2018, we adopted the Accounting Standards Codification (“ASC”) 606, “Revenues from Contracts with Customers,” using the full retrospective method and Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows - Restricted Cash,” on a retrospective basis. The Condensed Consolidated Balance Sheet as of December 31, 2017 and the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2017 have been recast to comply with the adoption of these standards.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to the fair values of financial instruments, valuation of investments in privately held companies, useful lives of intangible assets and property and equipment, revenue recognition, stock-based compensation, long-lived assets and goodwill, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. Significant changes to the Revenue Recognition policy and Investments in Privately Held Companies policy are discussed below:

Revenue Recognition

Our revenues are derived primarily from the sale of aligners, scanners, and services from our Clear Aligner and Scanner segments. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenue according to ASC 606-10, “Revenues from Contracts with Customers.”

We identify a performance obligation as distinct if both of the following criteria are true: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates, costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

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

We determined that our treatment plans comprise the following performance obligations that also represent distinct deliverables: initial aligners, additional aligners, case refinement, and replacement aligners. We elected to take the practical expedient to consider shipping and handling costs as activities to fulfill the performance obligation. We allocate revenue for each treatment plan based on each unit’s SSP and recognize the revenue over the manufacturing period, typically 1 to 3 days, as the aligners do not have an alternative use and we have enforceable rights to payment. As we collect most consideration upfront, we considered whether a significant financing component exists; however, as the delivery of the performance obligations are at the customer’s discretion, we concluded that no significant financing component exists.

Scanner

We sell intraoral scanners and computer-aided design/computer-aided manufacturing (“CAD/CAM”) services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may, for additional fees, also select extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenue based on each element’s SSP. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenue is then recognized over time as the monthly services are rendered and upon shipment for the scanner, as that is when we deem the customer to have obtained control. Most consideration is collected upfront and in cases where there are payment plans, consideration is collected by the 1 year mark and therefore, there are no significant financing components.

Warranties

For both Clear Aligner and Scanner segments, we offer an assurance warranty which provides the customer assurance that the product will function as the parties intended because it complies with agreed-upon specifications, and thus is not treated as a separate performance obligation and will continue to be accrued in accordance with the Financial Accounting Standards Board (“FASB”) guidance on guarantees.

Volume Discounts

In certain situations, we offer promotions in which the discount will increase depending upon the volume purchased over time. We concluded that in these situations, the promotions can represent either variable consideration or options, depending upon the specifics of the promotion. In the event the promotion contains an option, the option is considered a material right and, therefore, included in the accounting for the initial arrangement. We estimate the average anticipated discount over the lifetime of the promotion or contract, and apply that discount to each unit as it is sold. On a quarterly basis, we review our estimates and, if needed, updates are made and changes are applied prospectively.

Costs to Obtain a Contract

We offer a variety of commission plans to our salesforce; each plan has multiple components. To match the costs to obtain a contract to the associated revenue, we evaluate the individual components and capitalize the eligible components, recognizing the costs over the treatment period.

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfilled performance obligations as of June 30, 2018 and the estimated revenue expected to be recognized in the future related to these performance obligations are $358.0 million. This includes performance obligations from the Clear Aligner segment, primarily the shipment of additional aligners, which are fulfilled over 1 to 5 years, and performance obligations from the iTero scanner segment, primarily contracted deliveries of additional scanners and support, which are fulfilled over 1 to 5 years. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers’ facilities for installation, and manufacturing availability.

Contract Balances

The timing of revenue recognition results in deferred revenues being recognized on the Condensed Consolidated Balance Sheet. For both aligners and scanners, we usually collect the total consideration owed prior to all performance obligations being performed and payment terms vary from net 30 to net 90 days. Contract liabilities are recorded as deferred revenue balances, which are generated based upon timing of invoices and recognition patterns, not payments. If the revenue recognition exceeds the billing, the exceeded amount is considered unbilled receivable and a contract asset. Conversely, if the billing occurs prior to the revenue recognition, the amount is considered deferred revenue and a contract liability.

Investments in Privately Held Companies

Investments in privately held companies in which we can exercise significant influence but do not own a majority equity interest or otherwise control are accounted for under ASC 323, “Investments—Equity Method and Joint Ventures.” Equity securities qualified as equity method investments are reported on our Condensed Consolidated Balance Sheet as a single amount, and we record our share of their operating results within equity in losses of investee, net of tax, in our Condensed Consolidated Statement of Operations. Investments in privately held companies in which we can not exercise significant influence and do not own a majority equity interest or otherwise control are accounted for under ASC 321, “Investments—Equity Securities.” The equity securities without readily determinable fair values are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (“Measurement Alternative”). Equity securities under ASC 321 are reported on our Condensed Consolidated Balance Sheet as other assets, and we record a change in carrying value of our equity securities, if any, in other income (expense), net in our Condensed Consolidated Statement of Operations.

Equity securities are evaluated for impairment as events or circumstances indicate that there is an other-than-temporary loss in value. The decrease in value is recognized in the period the impairment occurs and recorded in other income (expense), net in the Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In May 2014, the FASB released ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. We adopted the guidance in the first quarter of fiscal year 2018 by applying the full retrospective method. The impact of adoption was primarily related to the Clear Aligner segment. Our disaggregation of revenue can be found in Note 14 “Segments and Geographical Information.” We elected to take the practical expedient to exclude from the transaction price all taxes assessed by a governmental authority. In preparation for adoption of the standard, we have reviewed and, where necessary, implemented additional key system functionalities and internal controls to enable the preparation of financial information. Prior periods have been retrospectively adjusted, and we recognized cumulative effect of adopting the guidance as an adjustment to our opening balance of retained earnings as of January 1, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies the presentation and classification of certain cash receipts and cash payments in the statements of cash flows. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017. We adopted the standard in the first quarter of fiscal year 2018 on a retrospective basis, and it did not have an impact on our Condensed Consolidated Statements of Cash Flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows—Restricted Cash,” which provides guidance to address the classification and presentation of changes in restricted cash in the statements of cash flows. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a retrospective basis. We adopted the guidance in the first quarter of fiscal year 2018 on a retrospective basis and presented the changes in the total of cash, cash equivalents, and restricted cash in the Condensed Consolidated Statements of Cash Flows. Condensed Consolidated Statement of Cash Flows line items, which reflect the adoption of the ASU 2016-18, are as follows (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustment	As Adjusted
Cash Flows from Investing Activities
Other investing activities	$224	$(3,164)	$(2,940)
Net cash used in investing activities	(108,554)	(3,164)	(111,718)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,613	27	3,640
Net decrease in cash, cash equivalents, and restricted cash	(31,093)	(3,137)	(34,230)
Cash, cash equivalents, and restricted cash at beginning of the period	389,275	3,744	393,019
Cash, cash equivalents, and restricted cash at end of the period	$358,182	$607	$358,789

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2017 on a prospective basis. We adopted the standard in the first quarter of fiscal year 2018 on a prospective basis which did not have an impact on our condensed consolidated financial statements and related disclosures.

(ii) Recent Accounting Updates Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We plan to adopt the standard in the first quarter of fiscal year 2019 by electing the package of practical expedients available in the standard. We are in the process of evaluating changes to our systems, processes and controls in order to adopt the new standard in the first quarter of fiscal year 2019. While we are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, we expect the adoption will have a material increase in assets and liabilities on our consolidated balance sheet.

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

Note 2. Investments and Fair Value Measurements

Marketable Securities

As of June 30, 2018 and December 31, 2017, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$32,656	$—	$—	$32,656
Corporate bonds	84,246	1	(205)	84,042
U.S. government agency bonds	14,013	—	(41)	13,972
U.S. government treasury bonds	32,953	3	(19)	32,937
Certificates of deposit	1,022	—	—	1,022
Total marketable securities, short-term	$164,890	$4	$(265)	$164,629

Long-term

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$7,006	$—	$(74)	$6,932
Corporate bonds	1,128	1	—	1,129
Total marketable securities, long-term	$8,134	$1	$(74)	$8,061

Short-term

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$58,503	$—	$(1)	$58,502
Corporate bonds	145,728	3	(174)	145,557
U.S. government agency bonds	3,013	—	(7)	3,006
U.S. government treasury bonds	60,650	—	(70)	60,580
Certificates of deposit	4,386	—	—	4,386
Total marketable securities, short-term	$272,280	$3	$(252)	$272,031
Long-term

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$15,023	$—	$(68)	$14,955
Corporate bonds	25,067	2	(76)	24,993
Total marketable securities, long-term	$40,090	$2	$(144)	$39,948
 Cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of June 30, 2018 and December 31, 2017. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and six months ended June 30, 2018 and 2017. For the three and six months ended June 30, 2018 and 2017, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that have a maximum effective maturity of 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately five months and six months as of June 30, 2018 and December 31, 2017, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by contractual maturity as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
One year or less	$164,629	$272,031
Due in greater than one year	8,061	39,948
Total available for sale short-term and long-term marketable securities	$172,690	$311,979

Investments in Privately Held Companies

Our investments in privately held companies as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Equity securities under the equity method investment [1]	$49,128	$54,606
Equity securities without readily determinable fair values [2]	$4,862	$—

1 Refer to Note 4 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information.
2 In April 2018, the convertible notes receivable (recurring level 3 investment) was converted into equity securities as a result of qualified financing secured by the private company in accordance with ASC 321, “Investments—Equity Securities.” The equity securities issued upon conversion are reported as a nonrecurring investment within “Other Assets” in our Condensed Consolidated Balance Sheet. From the date of conversion through June 30, 2018, there were no fair value adjustments.

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

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

Description	Balance as of June 30, 2018	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$390,103	$390,103	$—	$—
Short-term investments:
Commercial paper	32,656	—	32,656	—
Corporate bonds	84,042	—	84,042	—
U.S. government agency bonds	13,972	—	13,972	—
U.S. government treasury bonds	32,937	32,937	—	—
Certificates of deposit	1,022	—	1,022	—
Long-term investments:
U.S. government agency bonds	6,932	—	6,932	—
Corporate bonds	1,129	—	1,129	—
Prepaid expenses and other current assets:
Israeli funds	3,099	—	3,099	—
	$565,892	$423,040	$142,852	$—

Description	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$253,155	$253,155	$—	$—
Commercial paper	7,246	—	7,246	—
Corporate bonds	2,016	—	2,016	—
Short-term investments:
Commercial paper	58,502	—	58,502	—
Corporate bonds	145,557	—	145,557	—
U.S. government agency bonds	3,006	—	3,006	—
U.S. government treasury bonds	60,580	60,580	—	—
Certificates of deposit	4,386	—	4,386	—
Long-term investments:
U.S. government agency bonds	14,955	—	14,955	—
Corporate bonds	24,993	—	24,993	—
Prepaid expenses and other current assets:
Israeli funds	3,075	—	3,075	—
Short-term notes receivable	4,476	—	—	4,476
	$581,947	$313,735	$263,736	$4,476

Derivative Financial Instruments

In March 2018, we began entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. The gain from the settlement of foreign currency forward contracts during both the three and six months ended June 30, 2018 was $5.4 million. As of June 30, 2018, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2018 (in thousands):

	June 30, 2018
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€64,400	$75,322
Chinese Yuan	¥150,000	22,574
Canadian Dollar	C$28,000	21,277
British Pound	£13,000	17,159
Japanese Yen	¥1,513,000	13,670
Brazilian Real	R$37,300	9,582
Australian Dollar	A$7,300	5,390
		$164,974

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$22,976	$12,721
Work in process	12,396	12,157
Finished goods	11,880	6,810
Total inventories	$47,252	$31,688

Other Assets

Other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Capitalized commissions	$7,947	$5,515
Equity securities	4,862	—
Security deposits	3,734	3,557
Loan receivable from equity investee	—	30,000
Other long-term assets	2,759	4,821
Total other assets	$19,302	$43,893

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and benefits	$87,697	$103,004
Accrued expenses	36,776	27,318
Accrued fixed assets	12,889	11,362
Accrued customer credits	11,552	5,373
Accrued income taxes	7,764	12,405
Accrued warranty	7,286	5,929
Accrued professional fees	6,876	6,316
Accrued sales tax and value added tax	5,955	5,503
Accrued sales return reserve [1]	5,554	1,364
Accrued sales rebate	3,772	11,209
Other accrued liabilities	10,633	5,779
Total accrued liabilities	$196,754	$195,562

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

Warranty accrual as of June 30, 2018 and 2017 consists of the following activity (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$5,929	$3,841
Charged to cost of revenues	5,728	3,690
Actual warranty expenditures	(4,371)	(2,503)
Balance at end of period	$7,286	$5,028

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred revenues - current	$321,148	$267,713
Deferred revenues - long-term [1]	7,625	4,588

1 Included in other long-term liabilities on our Condensed Consolidated Balance Sheet.

During the three months ended June 30, 2018 and June 30, 2017, we recognized revenue of $490.3 million and $356.5 million, respectively, of which $102.0 million and $61.3 million were included in the deferred revenue balance at December 31, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2018 and June 30, 2017, we recognized revenue of $927.2 million and $666.8 million, respectively, of which $187.7 million and $112.8 million were included in the deferred revenues balance at December 31, 2017 and December 31, 2016, respectively.

Note 4. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million. The investment is accounted for under an equity method investment and the investee, SDC, is considered a related party. The investment is reported in our Condensed Consolidated Balance Sheet under equity method investments, and we record our proportional share of SDC’s losses within equity in losses of investee, net of tax, in our Condensed Consolidated Statement of Operations. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. As a result of this purchase, we hold a 19% equity interest in SDC on a fully diluted basis. As of June 30, 2018 and December 31, 2017, the balance of our equity method investments was $49.1 million and $54.6 million, respectively.

Concurrently with the investment on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC’s doctor-led, at-home program for simple teeth straightening. The term of the supply agreement expires on December 31, 2019. We commenced supplying aligners to SDC in October 2016. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment. We eliminate unrealized profit on outstanding intercompany transactions. As of June 30, 2018 and December 31, 2017, the balance of accounts receivable due from SDC was $11.8 million and $14.3 million, respectively. For the three months ended June 30, 2018 and 2017, net revenues recognized from SDC were $8.6 million and $3.0 million, respectively, and for the six months ended June 30, 2018 and 2017, net revenues recognized from SDC were $13.9 million and $3.6 million, respectively.

On July 25, 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SDC and amended on July 24, 2017 where we agreed to provide SDC a loan of up to $30.0 million in one or more advances. On February 7, 2018, $30.0 million of outstanding loan advances and related accrued interest were repaid in full, and the Loan Agreement was terminated (Refer to Note 8 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for SDC legal proceedings discussion).

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

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2018, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2017	$64,614
Adjustments [1]	(434)
Balance as of June 30, 2018	$64,180
1 The adjustments to goodwill during the period were a result of foreign currency translation.

During the fourth quarter of fiscal 2017, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2018	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2018
Trademarks	15	$7,100	$(1,838)	$(4,179)	$1,083
Existing technology	13	12,600	(4,986)	(4,328)	3,286
Customer relationships	11	33,500	(15,612)	(10,751)	7,137
Reacquired rights	3	7,500	(2,894)	—	4,606
Patents	8	6,796	(1,919)	—	4,877
Other	2	618	(480)	—	138
Total intangible assets		$68,114	$(27,729)	$(19,258)	$21,127

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2017	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2017
Trademarks	15	$7,100	$(1,769)	$(4,179)	$1,152
Existing technology	13	12,600	(4,704)	(4,328)	3,568
Customer relationships	11	33,500	(14,681)	(10,751)	8,068
Reacquired rights	3	7,500	(1,356)	—	6,144
Patents	8	6,798	(1,504)	—	5,294
Other	2	618	(390)	—	228
Total intangible assets		$68,116	$(24,404)	$(19,258)	$24,454

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2018 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2018	$3,149
2019	6,184
2020	3,855
2021	3,389
2022	2,116
Thereafter	2,434
Total	$21,127

Amortization for the three months ended June 30, 2018 and 2017 was $1.5 million and $1.8 million, respectively, and amortization for the six months ended June 30, 2018 and 2017 was $3.0 million and $3.2 million, respectively.

Note 7. Credit Facilities

On February 27, 2018, we entered into a new credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of February 27, 2021, replacing the existing credit facility which provided for a $50.0 million revolving line of credit with a $10.0 million letter of credit. The credit facility requires us to comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.0%. The margin ranges from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the maturity date. As of June 30, 2018, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Legal Proceedings

Patent Infringement Lawsuit

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape A/S, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (“ITC”) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align’s ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape’s Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the United States District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. All of these district court complaints seek monetary damages and injunctive relief against further infringement.

SDC Dispute

On April 5, 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") initiated proceedings that seek, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign store pilot project, require Align to close the existing Invisalign stores, prohibit Align from opening any additional stores, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current capital account balance. On June 29, 2018, the Chancery Court for Davidson County, Tennessee, denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign stores. Align continues to dispute the allegations that it has breached its obligations to the SDC Entities under applicable law and will oppose and vigorously defend itself at the arbitration proceedings currently scheduled for December 2018. This dispute does not impact Align’s existing supply agreement with SDC which remains in place through 2019 and includes a minimum volume commitment. We are currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

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

Note 9. Commitments and Contingencies

Operating Leases

As of June 30, 2018, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2018	$9,213
2019	17,350
2020	13,503
2021	11,827
2022	9,617
Thereafter	20,738
Total minimum future lease payments	$82,248

Sublease income is not material and excluded from the table above.

Other Commitments

On July 25, 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SDC and subsequently amended on July 24, 2017 to provide a loan of up to $30.0 million in one or more advances to SDC (the “Loan Facility”). On February 7, 2018, $30.0 million of outstanding advances and related accrued interest were repaid in full, and the Loan Agreement was terminated (Refer to Note 4 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information on our investments in SDC).

On November 27, 2017, we entered into a Purchase Agreement with one of our existing single source suppliers. Under the terms of the original agreement, we are required to purchase a minimum approximately $305.2 million of aligner materials over the next 4 years. On May 29, 2018, we entered into an amendment to the Purchase Agreement with the existing single source supplier to increase the original term of the agreement to 5 years and total minimum purchase amount to approximately $425.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2018, we did not have any material indemnification claims that were probable or reasonably possible.

Note 10. Stockholders’ Equity

Summary of Stock-Based Compensation Expense

As of June 30, 2018, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 6,066,597 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of net revenues	$900	$768	$1,781	$1,693
Selling, general and administrative	13,216	11,218	25,794	22,934
Research and development	2,774	2,259	5,145	4,430
Total stock-based compensation	$16,890	$14,245	$32,720	$29,057

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expenses was recognized as of December 31, 2015. Activity for the six months ended June 30, 2018 under the stock option plans is set forth below:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	75	$11.36
Exercised	(61)	12.13
Cancelled or expired	—	—
Outstanding as of June 30, 2018	14	$7.96	0.62	$4,651
Vested at June 30, 2018	14	$7.96	0.62	$4,651
Exercisable at June 30, 2018	14	$7.96	0.62	$4,651

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. A summary for the six months ended June 30, 2018 is as follows:

	Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2017	1,341	$82.30
Granted	214	256.85
Vested and released	(491)	71.93
Forfeited	(65)	98.99
Nonvested as of June 30, 2018	999	$123.73	1.44	$341,829

As of June 30, 2018, we expect to recognize $98.3 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.3 years.

Market-performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to our executive officers. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of a stock market index over the vesting period, and certain MSU grants are also based on Align’s stock price at the end of the performance period. Generally, the vesting period of MSUs is two to three years. For MSUs granted during the six months ended June 30, 2018, the maximum number of MSUs which will be eligible to vest are between 250% to 300% of the MSUs initially granted.

The following table summarizes the MSU performance for the six months ended June 30, 2018:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2017	428	$78.53
Granted	208	261.86
Vested and released	(312)	62.41
Forfeited	—	—
Nonvested as of June 30, 2018	324	$211.91	1.66	$110,922

As of June 30, 2018, we expect to recognize $48.6 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.7 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2018, we have 647,363 shares available for future issuance.

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

As of June 30, 2018, there was $1.6 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.4 year.

Note 11. Common Stock Repurchase Programs

April 2014 Repurchase Program

In January 2017, we repurchased on the open market approximately 0.04 million shares of our common stock at an average price of $96.37 per share, including commission for an aggregate purchase price of approximately $3.8 million, completing the April 2014 Repurchase Program.

April 2016 Repurchase Program

On April 28, 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our common stock (“April 2016 Repurchase Program”).

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

In July 2018, we repurchased on the open market approximately 0.3 million shares of our common stock at an average price of $350.08 per share, including commissions for an aggregate purchase price of approximately $100.0 million, completing the April 2016 Repurchase Program.

May 2018 Repurchase Program

On May 23, 2018, we announced that our Board of Directors had authorized a plan to repurchase up to $600.0 million of our common stock (“May 2018 Repurchase Program”).

As of June 30, 2018, we have not made any stock repurchases under the May 2018 Repurchase Program.

Note 12. Accounting for Income Taxes

Our provision for income taxes was $7.7 million and $15.4 million for the three months ended June 30, 2018 and 2017, respectively, representing effective tax rates of 6.6% and 17.7%, respectively. Our provision for income taxes was $10.6 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively, representing effective tax rates of 4.9% and 5.4%, respectively. As a result of the enactment of the TCJA, the U.S. federal statutory tax rate decreased from 35% to 21% effective January 1, 2018. Our effective tax rate differs from the statutory federal income tax rate of 21% and 35% for both the three and six months ended June 30, 2018 and 2017, respectively, mainly as a result of recognition of excess tax benefits related to stock-based compensation and certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates. The decrease in effective tax rate for the three and six months ended June 30, 2018 compared to the same periods in 2017 is primarily attributable to the decrease in the corporate tax rate from 35% to 21% pursuant to the enactment of the TCJA, offset in part by reduced benefits from foreign earnings being taxed at a lower tax rate, and the increase in excess tax benefits related to stock-based compensation.

For the three and six months ended June 30, 2018, we recognized excess tax benefits of $16.6 million and $39.9 million, respectively, in our provision for income taxes.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and the Netherlands. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2000. We are currently under examination by the Internal Revenue Service for tax year 2015. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2010.

Our total gross unrecognized tax benefits, excluding interest and penalties, was $53.2 million and $47.7 million as of June 30, 2018 and December 31, 2017, respectively, all of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of June 30, 2018 was $3.6 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. It is reasonably possible that the gross unrecognized tax benefits related to the years that are subject to examination could decrease, whether by payment, release, or a combination of both, in the next 12 months by $28.0 million, which would impact our effective tax rate.

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2018 and 2017. For the three and six months ended June 30, 2018, the reduction in income taxes due to the reduced tax rate was minimal.

As of December 31, 2017, undistributed earnings of the Company totaled $606.5 million. We reassessed our capital needs and investment strategy with regard to the indefinite reinvestment of the undistributed earnings from certain of our foreign subsidiaries as a result of the one-time transition tax on cumulative foreign earnings under the TCJA. During the fourth quarter of 2017, we determined that approximately $591.9 million of the total undistributed foreign earnings are no longer considered to be indefinitely reinvested outside the U.S. As a result, in the fourth quarter of 2017, we recorded a deferred tax liability of approximately $3.3 million, which represents the provisional amount of U.S. state income taxes that would be due in the event these foreign earnings are distributed. The remaining amount of undistributed foreign earnings of approximately $14.7 million continues to be indefinitely reinvested in our international operations. Since U.S. federal income tax has already been provided under the provisions of the TCJA, the additional tax impact of the distribution of such foreign earnings to the U.S. parent would be limited to U.S. state income and withholding taxes and is not significant.

As of December 31, 2017, we recorded a provisional tax charge for the estimated impact of the TCJA of $84.3 million, of which $73.9 million was related to a provisional transition tax liability on the mandatory deemed repatriation of foreign earnings and $10.4 million was related to the remeasurement of certain deferred tax assets and liabilities. During the six months ended June 30, 2018, the additional provisional tax charge recorded was $0.5 million, primarily resulting from further analysis of our cumulative foreign earnings balances affecting the transition tax liability and the corresponding state tax impact. As we complete our analysis of the TJCA, we may make further adjustments to the provisional amounts, which may impact our provision for income taxes in the period in which the adjustments are made.

The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of June 30, 2018, we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI. We have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$106,105	$69,179	$201,971	$138,599
Denominator:
Weighted-average common shares outstanding, basic	80,216	80,188	80,127	80,047
Dilutive effect of potential common stock	1,255	1,443	1,448	1,621
Total shares, diluted	81,471	81,631	81,575	81,668

Net income per share, basic	$1.32	$0.86	$2.52	$1.73
Net income per share, diluted	$1.30	$0.85	$2.48	$1.70

For the three and six months ended June 30, 2018 and 2017, potentially anti-dilutive shares excluded from diluted net income per share related to RSUs, MSUs, stock options and ESPP were not material.

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

•
Non-Comprehensive Products include our Invisalign Express, Invisalign Lite, Invisalign i7 and Invisalign Go products in addition to revenues from the sale of aligners to SDC under our supply agreement.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues	2018	2017	2018	2017
Clear Aligner	$433,241	$321,036	$818,746	$603,435
Scanner	57,018	35,446	108,437	63,388
Total net revenues	$490,259	$356,482	$927,183	$666,823
Gross profit
Clear Aligner	$331,612	$250,814	$628,588	$470,761
Scanner	33,970	20,103	64,402	35,781
Total gross profit	$365,582	$270,917	$692,990	$506,542
Income from operations
Clear Aligner	$190,287	$133,916	$351,741	$248,650
Scanner	17,670	8,795	33,752	14,799
Unallocated corporate expenses	(85,266)	(59,142)	(164,610)	(118,207)
Total income from operations	$122,691	$83,569	$220,883	$145,242
Depreciation and amortization
Clear Aligner	$6,759	$5,600	$13,143	$9,963
Scanner	1,169	1,082	2,273	2,119
Unallocated corporate depreciation and amortization	4,704	2,194	8,650	4,661
Total depreciation and amortization	$12,632	$8,876	$24,066	$16,743

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total segment income from operations	$207,957	$142,711	$385,493	$263,449
Unallocated corporate expenses	(85,266)	(59,142)	(164,610)	(118,207)
Total income from operations	122,691	83,569	220,883	145,242
Interest income	1,917	1,441	4,093	2,636
Other income (expense), net	(7,099)	1,771	(6,922)	2,221
Net income before provision for income taxes and equity in losses of investee	$117,509	$86,781	$218,054	$150,099

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues [1]:
United States	$254,020	$207,021	$491,123	$390,294
The Netherlands	156,428	109,532	295,959	209,331
Other International	79,811	39,929	140,101	67,198
Total net revenues	$490,259	$356,482	$927,183	$666,823

1 Net revenues are attributed to countries based on location of where revenue is recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	June 30, 2018	December 31, 2017
Long-lived assets [2]:
The Netherlands	$190,130	$143,673
United States	129,837	128,171
Costa Rica	61,609	30,738
Mexico	31,289	25,090
China	16,393	5,480
Other International	18,675	15,641
Total long-lived assets	$447,933	$348,793

2 Long-lived assets are attributed to countries based on entity that owns the assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our intra-oral scanner sales in international markets, our expectations regarding the financial and strategic benefits of establishing regional order acquisition, treatment planning and manufacturing facilities, as well as the anticipated timing of such facilities being operational, our expectations regarding the continued expansion of our international markets, our intention to open additional Invisalign stores, impact of the U.S. Tax Cuts and Jobs Act, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The successful execution of our business strategy in 2018 and beyond may be affected by a number of other factors including:

•
New Invisalign Product Portfolio and Pricing. In July 2018, we launched a new expanded Invisalign product portfolio which includes new options and greater flexibility to treat a broader range of patients. The new Invisalign product portfolio offers doctors more choices by extending desirable features across the entire portfolio and creating new Invisalign treatment packages, as well as new options to treat young patients with early mixed dentition (with a mixture of primary/baby and permanent teeth). The new end-to-end Invisalign product portfolio will include clear aligner product offerings for almost every patient age group and case complexity to make it easier for our doctors to tailor treatment planning to the needs of each patient. Pricing and availability for the new Invisalign product offerings and the associated terms and conditions will vary by region.

•
New Invisalign Products and Feature Enhancements. Product innovation drives greater treatment predictability, clinical applicability and ease of use for our customers which supports adoption of Invisalign treatment in their practices. Our focus is to develop solutions and features to treat a wide range of cases from simple to complex.

◦
In March 2017, we announced Invisalign Teen with mandibular advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This offering combines the benefits of the most advanced clear aligner system in the world with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign Teen with mandibular advancement is available in Canada and in select Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America (“LATAM”) countries. Invisalign Teen with mandibular advancement is pending 510(k) clearance and is not yet available in the United States (“U.S.”).

◦
Beginning July 2018, Invisalign First clear aligners are commercially available to Invisalign-trained doctors in the U.S., Canada, Australia, New Zealand, Japan, and the EMEA region. Invisalign First clear aligners, a treatment option designed with features specifically for younger patients with early mixed dentition. Phase 1 treatment is early interceptive orthodontic treatment for young patients, traditionally done through arch expanders, or partial metal braces, before all permanent teeth have erupted, typically at ages 6 through 10 years. Invisalign First clear aligners are designed specifically to address a broad range of younger patients’ malocclusions, including shorter clinical crowns, management of erupting dentition, and predictable dental arch expansion.

◦
In April 2018, we announced a new Invisalign Go product with more user-friendly iTero digital chairside experience and greater flexibility to treat a wider range of mild to moderate cases, such as crowded or gap teeth that require teeth straightening prior to restorative treatments. Invisalign Go also incorporates new data-driven clinical protocols for predictable tooth movement and automated case assessments that leverages our Invisalign patients treated to date. These improvements make it easier for dentists to tailor their treatment plans to the individual needs of each patient.

We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
New iTero Products and Technology Innovation. The iTero scanner is an important component to customer experience and is central to a digital approach as well as overall customer utilization of Invisalign.

◦
In April 2018, we expanded the iTero Element portfolio with the launch of the iTero Element 2 and the iTero Element Flex scanners. These additions build on the existing high precision, full-color imaging and fast scan times of the iTero Element portfolio while streamlining orthodontic and restorative workflows. The next-generation iTero Element 2 is designed for greater performance with 2X faster start-up and 25% faster scan processing time compared to the iTero Element. The new iTero Element Flex wand-only configuration is a portable scanner for easy transport from office to office. iTero Element 2 and iTero Element Flex scanners are available in Canada, the U.S., the majority of European countries, including France, Germany, Italy, Spain, and the United Kingdom as well as select APAC markets. The existing iTero Element scanner will continue to be available in all markets.

◦
On April 25, 2018, we announced that we received market approval for the iTero Element intra-oral scanner from the China Food and Drug Administration, and we began offering this scanner in China. The iTero Element scanner launch in China not only supports growth of our base Invisalign clear aligner business but also represents a major milestone for digital dentistry in China. As we continue to expand the markets into which we sell our intra-oral scanners, we expect continued growth for the foreseeable future due to the size of the market opportunity and our relatively low market penetration of these regions.

The use of iTero and other digital scanners for Invisalign case submission in place of PVS impressions continues to grow and remains a positive catalyst for Invisalign utilization. For the second quarter of 2018, total Invisalign cases submitted with a digital scanner in the Americas increased to 69.3%, up from 67.3% in the first quarter of 2018. International scans increased to 47.3%, up from 43.2% in the first quarter of 2018. While we believe that over the long-term, technology innovation and added features and functionality of our iTero scanners will increase adoption of Invisalign and increase sales of our intraoral scanners; it is, however, difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as “utilization rates.” Our quarterly utilization rates for the last 9 quarters are as follows:

* Invisalign utilization rates = # of cases shipped divided by # of doctors cases were shipped to. Beginning in the first quarter of 2018, we report International region to include EMEA and APAC. LATAM is excluded from above chart as it is not material. Our historical utilization numbers have been recasted to reflect this new classification.

◦	Total utilization in the second quarter of 2018 increased to 6.0 cases per doctor compared to 5.6 in the second quarter of 2017.

▪
North America: Utilization among our North American orthodontist customers reached an all time high in the second quarter of 2018 at 16.4 cases per doctor. Compared to 13.6 cases per doctor utilized in the second quarter of 2017, the increase in North American orthodontist utilization in the second quarter of 2018 reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization was 5.6 cases per doctor in the second quarter of 2018 compared to 5.3 in the second quarter of 2017. The increase in International utilization reflects growth in both the EMEA and APAC regions due to increasing adoption of the product due in part to its ability to treat more complex cases.

We expect that over the long-term our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign. In addition, since the teenage and younger market makes up 75% of the 12 million total orthodontic case starts each year, and as we continue to drive adoption of teenage and younger patients through sales and marketing programs, we expect our utilization rate to improve. Our utilization rates, however, may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. In 2017, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 16,500 new Invisalign doctors, of which 62% were trained in the International region. During the six months ended June 30, 2018, we trained 9,345 new Invisalign doctors of which 3,400 were trained in the Americas region and 5,945 in the International region.

•
International Invisalign Growth. We continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals in our direct EMEA and APAC markets. On a year-over-year basis, our International Invisalign volume increased 45.4% driven primarily by increased adoption as well as expansion of our customer base in both EMEA and APAC regions. We continue to see growth from our international orthodontists and general practitioner (“GP”) customers and are seeing more positive traction in the GP channel from segmenting our sales and marketing resources and programs specifically around each channel. In addition, we believe that continuous product introductions and feature improvements, such as Invisalign treatment with mandibular advancement, provide our customers with continued confidence in treating complex cases as well as teen-aged patients with Invisalign clear aligners. In 2018, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect International revenues to continue to grow at a faster rate than the Americas for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration of these regions (Refer to Item 1A Risk Factors - “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Establish Regional Order Acquisition, Treatment Planning and Manufacturing Operations. We will continue to establish and expand additional order acquisition, treatment planning and manufacturing operations closer to our international customers in order to improve our operational efficiency and to provide doctors confidence in using Invisalign clear aligners to treat more patients and more often. In July 2018, we moved into new facilities in Costa Rica in order to support our expanding treatment planning as well as other support functions. In 2018, we expect to open a treatment planning facility in Madrid, Spain, a manufacturing facility in Ziyang, China as well as another new facility in Costa Rica to support treatment planning and administrative activities (Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.” for information on related risk factors).

•	Expenses. We expect expenses to increase in fiscal year 2018 due in part to:

◦	Investments in international expansion in new country markets;

◦	Product and technology innovation to enhance product efficiency and operational productivity;

◦	Investments in manufacturing capacity and facilities to enhance our regional capabilities;

◦	Increases in legal expenses primarily related to the continued protection of our intellectual property rights, including our patents; and

◦	Increases in sales, marketing, advertising and customer support resources.
We believe that these investments will position us to increase our revenue and continue to grow our market share.

•	Stock Repurchases:

◦
April 2016 Repurchase Program. In February 2018, we repurchased $100.0 million of our common stock on the open market. In July 2018, we repurchased $100.0 million of our common stock on the open market, completing the April 2016 Repurchase Program.

◦
May 2018 Repurchase Program. In May 2018, we announced that our Board of Directors had authorized a plan to repurchase up to $600.0 million of our common stock. As of June 30, 2018, we have $600.0 million remaining under the May 2018 Repurchase Program (Refer to Note 11 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

•
U.S. Tax Cuts and Jobs Act. The U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted into law on December 22, 2017 and impacted our effective tax rate. The TCJA made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We recorded a provisional one-time transition tax liability of $73.9 million in the fourth quarter of 2017 and an additional $0.5 million during the six months ended June 30, 2018. Additional work is necessary for a more detailed analysis of our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to provision from income taxes throughout the fiscal year of 2018 when the analysis is complete.

•
SmileDirectClub. On April 5, 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") initiated proceedings that seek, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign store pilot project, require Align to close the existing Invisalign stores, prohibit Align from opening any additional stores, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current capital account balance. On June 29, 2018, the Chancery Court for Davidson County, Tennessee, denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign stores. Align continues to dispute the allegations that it has breached its obligations to the SDC Entities under applicable law and will oppose and vigorously defend itself at the arbitration proceedings currently scheduled for December 2018. This dispute does not impact Align’s existing supply agreement with SDC which remains in place through 2019 and includes a minimum volume commitment. We are currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

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

Effective in the first quarter of 2018, Americas region includes North America and LATAM. International region includes EMEA and APAC. Historical data has been recasted to reflect the change.

Net revenues for our Clear Aligner and Scanner segments by region for the three and six months ended June 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2018	2017	Net Change	% Change	2018	2017	Net Change	% Change
Clear Aligner revenues:
Americas	$234.0	$188.6	$45.4	24.1%	$443.6	$354.2	$89.4	25.2%
International	173.0	111.8	61.1	54.7%	324.7	210.7	114.0	54.1%
Non-case	26.2	20.6	5.6	27.4%	50.4	38.5	11.9	31.0%
Total Clear Aligner net revenues	$433.2	$321.0	$112.2	35.0%	$818.7	$603.4	$215.3	35.7%
Scanner net revenues	57.0	35.4	21.6	60.9%	108.4	63.4	45.0	71.1%
Total net revenues	$490.3	$356.5	$133.8	37.5%	$927.2	$666.8	$260.4	39.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2018	2017	Net Change	% Change	2018	2017	Net Change	% Change
Americas	198.0	156.6	41.4	26.4%	374.5	294.3	80.2	27.3%
International	121.3	83.4	37.8	45.4%	226.8	157.0	69.8	44.4%
Total case volume	319.2	240.0	79.2	33.0%	601.3	451.3	150.0	33.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2018, total net revenues increased by $133.8 million and $260.4 million as compared to the same periods in 2017 primarily as a result of Clear Aligner case volume growth across all regions as well as increased non-case revenues.

Clear Aligner - Americas

For the three months ended June 30, 2018, Americas net revenues increased by $45.4 million as compared to the same period in 2017 primarily due to case volume growth across all channels and products which increased net revenues by $49.8 million. This increase was offset in part by lower average selling prices (“ASP”) which reduced net revenues by $4.4 million. The ASP decline was a result of higher promotional discounts and a shift in product mix primarily driven by increased SDC revenues, which carry a lower ASP, which collectively reduced revenue by $9.3 million. These factors were partially offset by increased secondary revenue and the impact from acquiring certain distributors as we now recognize direct sales at full ASP rather than the discounted ASP, which increased net revenue by $4.8 million, among other factors.

For the six months ended June 30, 2018, Americas net revenues increased by $89.4 million as compared to the same period in 2017 primarily due to case volume growth across all channels and products which increased net revenues by $96.6 million. This increase was offset in part by lower ASP which reduced net revenues by $7.2 million. The ASP decline was a result of higher promotional discounts and a shift in product mix primarily driven by increased SDC revenues which carry a lower ASP, which combined to reduce net revenue by $20.8 million. These factors were partially offset by price increases in our Comprehensive Products, which increased net revenue by $9.8 million, among other factors.

Clear Aligner - International

For the three months ended June 30, 2018, International net revenues increased by $61.1 million as compared to the same period in 2017 primarily driven by case volume growth across all channels and products which increased net revenues by $50.7 million. Additionally, higher ASP contributed $10.4 million to net revenues. This increase was primarily due to the favorable foreign exchange rates of $11.3 million and $4.9 million related to price increases on our Comprehensive Products effective July 2017, partially offset by increased additional aligner deferrals and higher promotional discounts, which collectively reduced net revenues by $7.0 million.

For the six months ended June 30, 2018, International net revenues increased by $114.0 million as compared to the same period in 2017 primarily driven by case volume growth across all channels and products which increased net revenues by $94.7 million. Additionally, higher ASP contributed $19.3 million to net revenues. This increase was primarily due to the favorable foreign exchange rates of $25.5 million and $9.5 million related to price increases on our Comprehensive Products effective July 2017, partially offset by increased aligner deferrals and higher promotional discounts, which collectively reduced net revenues by $16.3 million.

Clear Aligner - Non-Case

For the three and six months ended June 30, 2018, non-case net revenues, consisting of training fees and ancillary product revenues, increased by $5.6 million and $11.9 million, respectively, compared to the same periods in 2017 primarily due to increased Vivera volume and increased training revenue in both Americas and International.

Scanner

For the three months ended June 30, 2018, scanner and services net revenues increased by $21.6 million as compared to the same period in 2017. Scanner and services net revenues increased for the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to an increase in the number of scanners recognized which increased revenue by $13.0 million. Additionally, higher computer-aided design/computer-aided manufacturing (“CAD/CAM”) services resulting from a larger installed base of scanners increased revenue by $4.8 million and an increase in scanner ASP contributed $2.1 million.

For the six months ended June 30, 2018, scanner and services net revenues increased by $45.0 million as compared to the same period in 2017. Scanner and services net revenues increased for the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to an increase in the number of scanners recognized which increased revenue by $36.1 million. Additionally, higher CAD/CAM services resulting from a larger installed base of scanners and increased revenue from ancillary products collectively increased revenue $12.1 million, These factors were partially offset by a decrease in scanner ASP which reduced revenue by $3.2 million.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Clear Aligner
Cost of net revenues	$101.6	$70.2	$31.4	$190.2	$132.7	$57.5
% of net segment revenues	23.5%	21.9%		23.2%	22.0%
Gross profit	$331.6	$250.8	$80.8	$628.6	$470.8	$157.8
Gross margin %	76.5%	78.1%		76.8%	78.0%
Scanner
Cost of net revenues	$23.0	$15.3	$7.7	$44.0	$27.6	$16.4
% of net segment revenues	40.4%	43.3%		40.6%	43.6%
Gross profit	$34.0	$20.1	$13.9	$64.4	$35.8	$28.6
Gross margin %	59.6%	56.7%		59.4%	56.4%
Total cost of net revenues	$124.7	$85.6	$39.1	$234.2	$160.3	$73.9
% of net revenues	25.4%	24.0%		25.3%	24.0%
Gross profit	$365.6	$270.9	$94.7	$693.0	$506.5	$186.4
Gross margin %	74.6%	76.0%		74.7%	76.0%

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

Clear Aligner

For the three and six months ended June 30, 2018, gross margin percentage decreased as compared to the same periods in 2017 primarily due to higher manufacturing spend driven by operational expansion activities and an increase in aligners per case driven by additional aligners, offset in part by a higher ASP.

Scanner

For the three months ended June 30, 2018, gross margin increased compared to the same period in 2017 primarily driven by manufacturing efficiencies and higher ASP.

For the six months ended June 30, 2018, gross margin increased compared to the same period in 2017 primarily driven by manufacturing efficiencies offset in part by a lower ASP.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Selling, general and administrative	$212.1	$163.0	$49.1	$411.7	$314.1	$97.6
% of net revenues	43.3%	45.7%		44.4%	47.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense includes personnel-related costs including payroll, commissions and stock-based compensation for our sales force, marketing and administration in addition to media and advertising expenses, clinical education, trade shows and industry events, product marketing, outside service costs, legal costs, equipment and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and Information Technology (“IT”).

For the three months ended June 30, 2018, selling, general and administrative expense increased compared to the same period in 2017 primarily due to higher compensation related costs of $24.1 million mainly as a result of increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits. We also incurred higher expenses from advertising and marketing of $8.1 million, equipment, software and maintenance costs of $7.7 million and $6.4 million of legal and outside service costs.

For the six months ended June 30, 2018, selling, general and administrative expense increased compared to the same period in 2017 primarily due to higher compensation related costs of $50.8 million mainly as a result of increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits. We also incurred higher expenses from advertising and marketing of $16.5 million and equipment, software and maintenance costs of $14.1 million.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Research and development	$30.8	$24.4	$6.4	$60.4	$47.2	$13.2
% of net revenues	6.3%	6.8%		6.5%	7.1%

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

For the three and six months ended June 30, 2018, research and development expense increased compared to the same periods in 2017 primarily due to higher compensation costs as a result of increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits.

Income from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Clear Aligner
Income from operations	$190.3	$133.9	$56.4	$351.7	$248.7	$103.1
Operating margin %	43.9%	41.7%		43.0%	41.2%
Scanner
Income from operations	$17.7	$8.8	$8.9	$33.8	$14.8	$19.0
Operating margin %	31.0%	24.8%		31.1%	23.3%
Total income from operations [1]	$122.7	$83.6	$39.1	$220.9	$145.2	$75.6
Operating margin %	25.0%	23.4%		23.8%	21.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 14 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Consolidated Income from Operations.

Clear Aligner

For the three months ended June 30, 2018, operating margin percentage increased compared to the same period in 2017 as we leveraged our operating expenses on higher Clear Aligner revenues and, to a lesser extent, higher ASP. This was partially offset by higher manufacturing spend driven by operational expansion activities and an increase in aligners per case driven by additional aligners.

For the six months ended June 30, 2018, operating margin percentage increased compared to the same period in 2017 as we leveraged our operating expenses on higher Clear Aligner revenues and, to a lesser extent, higher ASP. This was partially offset by operational expansion activities.

Scanner

For the three months ended June 30, 2018, operating margin percentage increased compared to the same period in 2017 as we leveraged our operating expenses on higher Scanner revenues and higher ASP in addition to manufacturing efficiencies.

For the six months ended June 30, 2018, operating margin percentage increased compared to the same period in 2017 as we leveraged our operating expenses on higher Scanner revenues and manufacturing efficiencies partially offset by a lower ASP.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Interest income	$1.9	$1.4	$0.5	$4.1	$2.6	$1.5

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest includes interest income earned on cash, cash equivalents and investment balances.

For the three and six months ended June 30, 2018, interest increased compared to the same periods in 2017 is mainly due to higher interest rates.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Other income (expense), net	$(7.1)	$1.8	$(8.9)	$(6.9)	$2.2	$(9.1)

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense and other miscellaneous charges.

For the three and six months ended June 30, 2018, other income (expense), net decreased compared to the same periods in 2017 mainly due to foreign exchange losses partially offset by gains on foreign currency forward contracts.

Equity in losses of investee, net of tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Equity in losses of investee, net of tax	$3.7	$2.2	$1.5	$5.5	$3.3	$2.1

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2018, equity in losses of investee, net of tax increased compared to the same periods in 2017 due to higher losses attributable from our equity method investments including a higher proportional share of the losses due to our additional investment made in the third quarter of 2017 (Refer to Note 4 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Provision for income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Provision for income taxes	$7.7	$15.4	$(7.7)	$10.6	$8.2	$2.4
Effective tax rates	6.6%	17.7%		4.9%	5.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended June 30, 2018 and 2017, provision for income taxes was $7.7 million and $15.4 million, respectively, representing effective tax rates of 6.6% and 17.7%, respectively. For the six months ended June 30, 2018 and 2017, provision for income taxes was $10.6 million and $8.2 million, respectively, representing effective tax rates of 4.9% and 5.4%, respectively. As a result of the enactment of the TCJA, the U.S. federal statutory tax rate decreased from 35% to 21% effective January 1, 2018. The decrease in effective tax rate for both the three and six months ended June 30, 2018 compared to the same periods in 2017 is primarily attributable to the decrease in the corporate tax rate from 35% to 21% pursuant to the enactment of the TCJA, offset in part by reduced benefits from foreign earnings being taxed at a lower tax rate, and the increase in excess tax benefits related to stock-based compensation. For the three and six months ended June 30, 2018, we recognized excess tax benefits of $16.6 million and $39.9 million, respectively, in our provision for income taxes.

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2018 and 2017. For the three and six months ended June 30, 2018, the reduction in income taxes due to the reduced tax rate was minimal. (Refer to Note 12 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for details on income taxes).

Liquidity and Capital Resources

We fund our operations from product sales. As of June 30, 2018 and December 31, 2017, we had the following cash and cash equivalents, and short-term and long-term marketable securities (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$547,993	$449,511
Marketable securities, short-term	164,629	272,031
Marketable securities, long-term	8,061	39,948
Total	$720,683	$761,490

As of June 30, 2018, we had $720.7 million in cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds and certificates of deposit.

As of June 30, 2018, approximately $382.6 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. The TCJA enacted into law on December 22, 2017 included a one-time transition tax on the mandatory deemed repatriation of foreign earnings. Under this provision, we recorded a provisional amount of liability for this deemed repatriation of $73.9 million in the fourth quarter of 2017 and an additional $0.5 million during the six months ended June 30, 2018, which will be paid over the next eight years. We repatriated $200.0 million to the U.S. during the six months ended June 30, 2018 and we may further repatriate funds in the future to invest in market expansion opportunities, provide additional working capital, and have greater flexibility to fund our stock repurchase programs (Refer to Note 12 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for details).

Cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash flow provided by (used in):
Operating activities	$217,121	$158,088
Investing activities	54,003	(111,718)
Financing activities	(170,745)	(84,240)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,923)	3,640
Net increase (decrease) in cash, cash equivalents, and restricted cash	$98,456	$(34,230)

Operating Activities

For the six months ended June 30, 2018, cash flows from operations of $217.1 million resulted primarily from our net income of approximately $202.0 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $32.7 million related to equity incentive compensation granted to employees and directors;

•	Depreciation and amortization of $24.1 million related to our property, plant and equipment and intangible assets; and

•	Equity in losses of investee of $5.5 million.

Significant changes in working capital

•	Increase of $55.0 million in deferred revenues corresponding to the increase in case shipments;

•	Decrease of $53.4 million in accrued and other long-term liabilities due to timing of payments and activities; and

•	Increase of $44.3 million in accounts receivable which is primarily a result of the increase in net revenues.

Investing Activities

Net cash provided by investing activities was $54.0 million for the six months ended June 30, 2018 primarily consisted of maturities and sales of marketable securities of $217.0 million and loan repayment from equity investee of $30.0 million. These inflows were partially offset by property and plant and equipment purchases of $115.3 million and purchases of marketable securities of $78.4 million.

For the remainder of 2018, we expect to invest an additional $100.0 million to $120.0 million in capital expenditures primarily related to additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired

Financing Activities

Net cash used in financing activities was $170.7 million for the six months ended June 30, 2018 primarily resulting from common stock repurchases of $100.0 million and payroll taxes paid for vesting of restricted stock units through share withholdings of $79.3 million. These outflows were offset in part by $8.6 million from proceeds from the issuance of common stock.

Common Stock Repurchases

In February 2018, we repurchased on the open market approximately 0.4 million shares of our common stock at an average price of $252.24 per share, including commissions, for an aggregate purchase price of approximately $100.0 million. As of June 30, 2018, we had $600.0 million remaining under the May 2018 Repurchase Program (Refer to Note 11 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs). In July 2018, we repurchased on the open market approximately 0.3 million shares of our common stock at an average price of $350.08 per share, including commissions, for an aggregate purchase price of approximately $100.0 million, completing the April 2016 Repurchase Program.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2017 as disclosed in our Annual Report on Form 10-K, other than obligations described in the Form 10-Q herein. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase programs or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

Other than the adoption of the new revenue recognition accounting standard (“ASC 606”) on January 1, 2018 and updates on investments in privately held companies policy, there have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the Revenue Recognition policy and Investments in Privately Held Companies policy are discussed in Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2018, we had approximately $172.7 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We do not have interest bearing liabilities as of June 30, 2018, and, therefore, we are not subject to risks from immediate interest rate increases.

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

In March 2018, we started entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of June 30, 2018 was not material.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use forward contracts to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Patent Infringement Lawsuit

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape A/S, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (“ITC”) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align’s ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape’s Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the United States District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. All of these district court complaints seek monetary damages and injunctive relief against further infringement.

SDC Dispute
On April 5, 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") initiated proceedings that seek, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign store pilot project, require Align to close the existing Invisalign stores, prohibit Align from opening any additional stores, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current capital account balance. On June 29, 2018, the Chancery Court for Davidson County, Tennessee, denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign stores. Align continues to dispute the allegations that it has breached its obligations to the SDC Entities under applicable law and will oppose and vigorously defend itself at the arbitration proceedings currently scheduled for December 2018. This dispute does not impact Align’s existing supply agreement with SDC which remains in place through 2019 and includes a minimum volume commitment. We are currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.
In the course of Align’s operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align’s view of these matters may change in the future as litigation and events related thereto unfold; Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align’s financial position, results of operations or cash flows (Refer to Note 8 “Legal Proceedings” of the Notes to the Condensed Consolidated Financial Statements for details on legal proceedings).

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. In addition, as a result of the expiration of certain key patents owned by us, which began in 2017, competitors such as Danaher Corporation, Dentsply Sirona Inc., Straumann AG, 3M, 3Shape, Henry Schein, Great Lakes and Angel Align as well as new entrants into the clear aligner market such as start-ups began offering an orthodontic system more similar to ours. Several of these competitors will likely have greater resources as well as the ability to leverage their existing channels in the dental market to compete directly with us, and, therefore, our share of the clear aligner market could decline which would likely have a material adverse effect on our business, results of operation and financial condition. In addition, corresponding foreign patents started to expire in 2018 which will likely result in increased competition in some of the markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we also face competition from companies that now offer clear aligner therapy directly to the consumer eliminating the need for the consumer to visit a dental office. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Our key production steps are performed in operations located outside of the U.S. In San Jose, Costa Rica, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to Juarez, Mexico. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds. In June 2017 and May 2018, we opened new treatment planning facilities in Chengdu, China and Cologne, Germany, respectively, to support our customers within these regions. In July 2018, we moved into the new facilities in Costa Rica in order to support our expanding treatment planning as well as other support functions. In 2018, we expect to open a treatment planning facility in Madrid, Spain, a manufacturing facility in Ziyang, China as well as another new facility in Costa Rica to support treatment planning and administrative activities. Our order acquisition, aligner fabrication and shipping operations are conducted in Juarez, Mexico, and we also have order acquisition for the EMEA region in Amsterdam, the Netherlands. We will continue to establish additional order acquisition and treatment planning facilities closer to our international customers in order to improve our operational efficiency. In addition to the research and development efforts conducted in our North America facilities, we also carry out research and development in Moscow, Russia. We also have customer-care, accounts receivable, customer event registration and accounts payable organizations located in San Jose, Costa Rica. In addition, we have operations in Israel where we design and assemble wands, and our intraoral scanner is manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations, including any travel restrictions to or from our facilities;

•	fluctuations in currency exchange rates;

•	import and export controls, license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

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

•
product or material transportation delays or disruption, including as a result of customs clearance, increased levels of violence, acts of terrorism, acts of war or health epidemics restricting travel to and from our international locations or as a result of natural disasters, such as earthquakes or volcanic eruptions;

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

We currently sell our products outside of North America. As a result, we are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals in one or more of the other countries in which we do business or in which we may do business in the future. We may also incur significant costs in attempting to obtain and maintain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products outside of the U.S., or if we fail to receive these approvals, we may be unable to market our products or enhancements in international markets in a timely manner, if at all, which could materially impact our international operations and adversely affect our business as a whole.

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

Although the U.S. dollar is our reporting currency, a portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using exchange rates effective during the respective period and are affected by changes in exchange rates. As a result, negative movements in currency exchange rates against the U.S. dollar will adversely affect our net revenues and net income in our consolidated financial statements. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. As a result, we enter into currency forward contract transactions in an effort to cover some of our exposure to foreign currency exchange fluctuations. These transactions may not operate to fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have an adverse effect on our financial condition.

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

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the U.S. to multinational requirements in the EU. In the EU, Align must comply with the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and serves as a harmonization of European data-privacy laws. We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2018, we had 432 active U.S. patents, 384 active foreign patents, and 444 pending global patent applications.

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

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists and production technicians in our treat facilities. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed.

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

In addition, the stock market, in general, and the market for technology and medical device companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Historically, class action litigation is often brought against an issuing company following periods of volatility in the market price of a company’s securities.

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

We have invested in SDC and other privately held companies for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Many of such companies generate net losses and the market for their products, services or technologies may be slow to develop. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments and receivables in SDC or investments in other privately held companies have experienced a decline in value, we may be required to record impairments which could be material and could have an adverse impact on our financial results.

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

If the structure is challenged by U.S. or foreign tax authorities, if changes in domestic and international and statutory tax laws negatively impact the structure, including the U.S. Tax Cuts and Jobs Act (“TCJA”) enacted into law on December 22, 2017, or if we do not operate our business in a manner consistent with the structure and applicable regulatory provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the structure, and our business, financial condition and net income may be materially and adversely affected.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs [1]
April 1, 2018 through April 30, 2018	—	$—	—	$100,000,000
May 1, 2018 through May 31, 2018	—	$—	—	$700,000,000
June 1, 2018 through June 30, 2018	—	$—	—	$700,000,000

1 Stock Repurchase Programs

◦
April 2016 Repurchase Program. In February 2018, we repurchased $100.0 million of our common stock on the open market. In July 2018, we repurchased $100.0 million of our common stock on the open market, completing the April 2016 Repurchase Program.

◦
May 2018 Repurchase Program. In May 2018, we announced that our Board of Directors had authorized a plan to repurchase up to $600.0 million of our common stock. As of June 30, 2018, we have $600.0 million remaining under the May 2018 Repurchase Program (Refer to Note 11 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
10.1	Special One-Time Market Stock Unit Agreement between Align Technology, Inc. and Joseph Hogan.	Form 8-K	6/25/2018	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

August 2, 2018	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance