Form 10-Q
period 2018-09-30
ALIGN TECHNOLOGY INC
filed 2018-11-01
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 26, 2018 was 79,984,381.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$505,289	$385,267	$1,432,472	$1,052,090
Cost of net revenues	133,508	92,779	367,701	253,060
Gross profit	371,781	292,488	1,064,771	799,030
Operating expenses:
Selling, general and administrative	213,873	169,524	625,585	483,636
Research and development	32,700	24,201	93,095	71,389
Total operating expenses	246,573	193,725	718,680	555,025
Income from operations	125,208	98,763	346,091	244,005
Interest income	2,234	1,826	6,327	4,462
Other income (expense), net	(837)	1,924	(7,759)	4,145
Net income before provision for income taxes and equity in losses of investee	126,605	102,513	344,659	252,612
Provision for income taxes	24,601	18,344	35,206	26,508
Equity in losses of investee, net of tax	1,132	1,614	6,610	4,950
Net income	$100,872	$82,555	$302,843	$221,154

Net income per share:
Basic	$1.26	$1.03	$3.78	$2.76
Diluted	$1.24	$1.01	$3.71	$2.71
Shares used in computing net income per share:
Basic	80,111	80,163	80,122	80,086
Diluted	81,359	81,789	81,538	81,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$100,872	$82,555	$302,843	$221,154
Net change in foreign currency translation adjustment	(1,756)	884	(1,473)	1,624
Change in unrealized gains (losses) on investments, net of tax	117	60	174	102
Other comprehensive (loss) income	(1,639)	944	(1,299)	1,726
Comprehensive income	$99,233	$83,499	$301,544	$222,880
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$420,860	$449,511
Marketable securities, short-term	184,297	272,031
Accounts receivable, net of allowance for doubtful accounts of $2,611 and $5,814, respectively	420,276	324,189
Inventories	48,858	31,688
Prepaid expenses and other current assets	149,891	80,948
Total current assets	1,224,182	1,158,367
Marketable securities, long-term	8,091	39,948
Property, plant and equipment, net	491,630	348,793
Equity method investments	47,996	54,606
Goodwill and intangible assets, net	83,607	89,068
Deferred tax assets	47,435	49,334
Other assets	25,464	43,893
Total assets	$1,928,405	$1,784,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,065	$36,776
Accrued liabilities	219,035	195,562
Deferred revenues	356,109	267,713
Total current liabilities	618,209	500,051
Income tax payable	95,655	114,091
Other long-term liabilities	21,558	15,579
Total liabilities	735,422	629,721
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,983 and 80,040 issued and outstanding, respectively)	8	8
Additional paid-in capital	865,271	886,435
Accumulated other comprehensive income (loss), net	(728)	571
Retained earnings	328,432	267,274
Total stockholders’ equity	1,192,983	1,154,288
Total liabilities and stockholders’ equity	$1,928,405	$1,784,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302,843	$221,154
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	2,047	(5,481)
Depreciation and amortization	38,185	26,715
Stock-based compensation	51,918	44,024
Equity in losses of investee	6,610	4,950
Other non-cash operating activities	11,363	9,432
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(89,843)	(84,437)
Inventories	(17,192)	(10,709)
Prepaid expenses and other assets	(47,775)	(5,848)
Accounts payable	5,042	4,220
Accrued and other long-term liabilities	(25,436)	18,752
Long-term income tax payable	(18,435)	243
Deferred revenues	94,059	53,198
Net cash provided by operating activities	313,386	276,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(8,953)
Purchase of property, plant and equipment	(169,033)	(126,150)
Purchase of marketable securities	(150,022)	(356,928)
Proceeds from maturities of marketable securities	259,870	260,487
Purchases of investments in privately held companies	(5,000)	(12,764)
Proceeds from sales of marketable securities	9,560	32,291
Loan advances to equity investee	—	(23,000)
Loan repayment from equity investee	30,000	6,000
Other investing activities	604	(2,767)
Net cash used in investing activities	(24,021)	(231,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	16,607	13,850
Common stock repurchases	(250,002)	(53,793)
Employees’ taxes paid upon the vesting of restricted stock units	(81,756)	(39,093)
Net cash used in financing activities	(315,151)	(79,036)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,890)	4,806
Net decrease in cash, cash equivalents, and restricted cash	(28,676)	(29,801)
Cash, cash equivalents, and restricted cash at beginning of the period	450,125	393,019
Cash, cash equivalents, and restricted cash at end of the period	$421,449	$363,218
SUPPLEMENTAL CASH FLOW INFORMATION:
Accounts payable or accrued liabilities related to property, plant and equipment	24,281	21,992
Conversion of convertible notes receivable into equity securities	4,862	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and nine months ended September 30, 2018 and 2017, our comprehensive income for the three and nine months ended September 30, 2018 and 2017, our financial position as of September 30, 2018 and our cash flows for the nine months ended September 30, 2018 and 2017. The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from the December 31, 2017 audited financial statements and have been recast to reflect the adoption of accounting standards as described below. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

During the first quarter of fiscal year 2018, we adopted the Accounting Standards Codification (“ASC”) 606, “Revenues from Contracts with Customers,” using the full retrospective method and Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows - Restricted Cash,” on a retrospective basis. The Condensed Consolidated Balance Sheet as of December 31, 2017 and the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2017 have been recast to comply with the adoption of these standards.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

Our revenues are derived primarily from the sale of aligners, scanners, and services from our Clear Aligner and Scanner segments. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenues according to ASC 606-10, “Revenues from Contracts with Customers.”

We identify a performance obligation as distinct if both of the following criteria are true: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates, costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

Clear Aligner

We enter into contracts (“treatment plan(s)”) that involve multiple future performance obligations. Invisalign Comprehensive, Invisalign Full, Invisalign Teen, Invisalign First, Invisalign Lite, Invisalign Express and Invisalign Assist products include optional additional aligners at no charge for a certain period of time, from one to five years after initial shipment, and Invisalign Go includes optional additional aligners at no charge for a period of up to two years after initial shipment.

We determined that our treatment plans comprise the following performance obligations that also represent distinct deliverables: initial aligners, additional aligners, case refinement, and replacement aligners. We elected to take the practical expedient to consider shipping and handling costs as activities to fulfill the performance obligation. We allocate revenues for each treatment plan based on each unit’s SSP and recognize the revenues upon shipment, as the customers obtain physical possession and we have enforceable rights to payment. As we collect most consideration upfront, we considered whether a significant financing component exists; however, as the delivery of the performance obligations are at the customer’s discretion, we concluded that no significant financing component exists.

Scanner

We sell intraoral scanners and computer-aided design/computer-aided manufacturing (“CAD/CAM”) services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenues based on each element’s SSP. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment for the scanner, as that is when we deem the customer to have obtained control. Most consideration is collected upfront and in cases where there are payment plans, consideration is collected by the one year mark and therefore, there are no significant financing components.

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

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfilled performance obligations as of September 30, 2018 and the estimated revenues expected to be recognized in the future related to these performance obligations are $380.7 million. This includes performance obligations from the Clear Aligner segment, primarily the shipment of additional aligners, which are fulfilled over one to five years, and performance obligations from the iTero scanner segment, primarily contracted deliveries of additional scanners and support, which are fulfilled over one to five years. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers’ facilities for installation, and manufacturing availability.

Contract Balances

The timing of revenue recognition results in deferred revenues being recognized on the Condensed Consolidated Balance Sheet. For both aligners and scanners, we usually collect the total consideration owed prior to all performance obligations being performed and payment terms vary from net 30 to net 180 days. Contract liabilities are recorded as deferred revenue balances, which are generated based upon timing of invoices and recognition patterns, not payments. If the revenue recognition exceeds the billing, the exceeded amount is considered unbilled receivable and a contract asset. Conversely, if the billing occurs prior to the revenue recognition, the amount is considered deferred revenue and a contract liability.

Investments in Privately Held Companies

Investments in privately held companies in which we can exercise significant influence but do not own a majority equity interest or otherwise control are accounted for under ASC 323, “Investments—Equity Method and Joint Ventures.” Equity securities qualified as equity method investments are reported on our Condensed Consolidated Balance Sheet as a single amount, and we record our share of their operating results within equity in losses of investee, net of tax, in our Condensed Consolidated Statement of Operations. Investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for under ASC 321, “Investments—Equity Securities.” The equity securities without readily determinable fair values are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (“Measurement Alternative”). Equity securities under ASC 321 are reported on our Condensed Consolidated Balance Sheet as other assets, and we record a change in carrying value of our equity securities, if any, in other income (expense), net in our Condensed Consolidated Statement of Operations.

Equity securities are evaluated for impairment as events or circumstances indicate that there is an other-than-temporary loss in value. The decrease in value is recognized in the period the impairment occurs and recorded in other income (expense), net in the Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In May 2014, the FASB released ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. We adopted the guidance in the first quarter of fiscal year 2018 by applying the full retrospective method. The impact of adoption was primarily related to the Clear Aligner segment. Our disaggregation of revenues can be found in Note 14 “Segments and Geographical Information.” We elected to take the practical expedient to exclude from the transaction price all taxes assessed by a governmental authority. In preparation for adoption of the standard, we have reviewed and, where necessary, implemented additional key system functionalities and internal controls to enable the preparation of financial information. Prior periods have been retrospectively adjusted, and we recognized cumulative effect of adopting the guidance as an adjustment to our opening balance of retained earnings as of January 1, 2016.

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

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustment	As Adjusted
Cash Flows from Investing Activities
Other investing activities	$397	$(3,164)	$(2,767)
Net cash used in investing activities	(228,620)	(3,164)	(231,784)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4,781	25	4,806
Net decrease in cash, cash equivalents, and restricted cash	(26,662)	(3,139)	(29,801)
Cash, cash equivalents, and restricted cash at beginning of the period	389,275	3,744	393,019
Cash, cash equivalents, and restricted cash at end of the period	$362,613	$605	$363,218

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

(ii) Recent Accounting Updates Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases- Targeted Improvements,” which provides an additional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We plan to adopt the standard in the first quarter of fiscal year 2019 by electing the transition method issued in ASU 2018-11 and the package of practical expedients available in the standard. In addition, we are in the process of implementing changes to our systems, processes and controls and are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements. We expect the adoption will have a material increase in assets and liabilities on our consolidated balance sheet.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis and early adoption is permitted. We are currently evaluating the impact of this guidance on our related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to clarify the guidance on the costs of implementing a cloud computing hosting arrangement that is a service contract. Under the amendments, the entity is required to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which implementation costs under the service contract to be capitalized as an asset and which costs to expense. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2019 either on a retrospective or prospectively basis and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Note 2. Investments and Fair Value Measurements

Marketable Securities

As of September 30, 2018 and December 31, 2017, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$24,675	$—	$—	$24,675
Corporate bonds	75,461	1	(94)	75,368
U.S. government agency bonds	11,665	—	(31)	11,634
U.S. government treasury bonds	72,622	—	(22)	72,600
Certificates of deposit	20	—	—	20
Total marketable securities, short-term	$184,443	$1	$(147)	$184,297

Long-term

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$7,035	$—	$(74)	$6,961
Corporate bonds	1,127	3	—	1,130
Total marketable securities, long-term	$8,162	$3	$(74)	$8,091

Short-term

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$58,503	$—	$(1)	$58,502
Corporate bonds	145,728	3	(174)	145,557
U.S. government agency bonds	3,013	—	(7)	3,006
U.S. government treasury bonds	60,650	—	(70)	60,580
Certificates of deposit	4,386	—	—	4,386
Total marketable securities, short-term	$272,280	$3	$(252)	$272,031
Long-term

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$15,023	$—	$(68)	$14,955
Corporate bonds	25,067	2	(76)	24,993
Total marketable securities, long-term	$40,090	$2	$(144)	$39,948
 Cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of September 30, 2018 and December 31, 2017. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and nine months ended September 30, 2018 and 2017. For the three and nine months ended September 30, 2018 and 2017, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that have a maximum effective maturity of 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately three months and six months as of September 30, 2018 and December 31, 2017, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by contractual maturity as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
One year or less	$184,297	$272,031
Due in greater than one year	8,091	39,948
Total available for sale short-term and long-term marketable securities	$192,388	$311,979

Investments in Privately Held Companies

Our investments in privately held companies as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Equity securities under the equity method investment [1]	$47,996	$54,606
Equity securities without readily determinable fair values [2]	$9,862	$—

[1]	Refer to Note 4 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information

[2]
In April 2018, $4.9 million of convertible short term notes receivable (recurring Level 3 investment) was converted into equity securities as a result of qualified financing secured by the private company in accordance with ASC 321, “Investments—Equity Securities.” The equity securities issued upon conversion are reported as a nonrecurring investment within other assets in our Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2018, there were no fair value adjustments to equity securities without readily determinable fair values.

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

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

Description	Balance as of September 30, 2018	Level 1	Level 2
Cash equivalents:
Money market funds	$256,689	$256,689	$—
Commercial paper	6,883	—	6,883
Corporate bonds	2,014	—	2,014
Short-term investments:
Commercial paper	24,675	—	24,675
Corporate bonds	75,368	—	75,368
U.S. government agency bonds	11,634	—	11,634
U.S. government treasury bonds	72,600	72,600	—
Certificates of deposit	20	—	20
Long-term investments:
U.S. government agency bonds	6,961	—	6,961
Corporate bonds	1,130	—	1,130
Prepaid expenses and other current assets:
Israeli funds	3,143	—	3,143
	$461,117	$329,289	$131,828

Description	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$253,155	$253,155	$—	$—
Commercial paper	7,246	—	7,246	—
Corporate bonds	2,016	—	2,016	—
Short-term investments:
Commercial paper	58,502	—	58,502	—
Corporate bonds	145,557	—	145,557	—
U.S. government agency bonds	3,006	—	3,006	—
U.S. government treasury bonds	60,580	60,580	—	—
Certificates of deposit	4,386	—	4,386	—
Long-term investments:
U.S. government agency bonds	14,955	—	14,955	—
Corporate bonds	24,993	—	24,993	—
Prepaid expenses and other current assets:
Israeli funds	3,075	—	3,075	—
Short-term notes receivable	4,476	—	—	4,476
	$581,947	$313,735	$263,736	$4,476

Derivative Financial Instruments

In March 2018, we began entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. The gains from the settlement of foreign currency forward contracts during the three and nine months ended September 30, 2018 were $2.3 million and $7.7 million, respectively. As of September 30, 2018, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2018 (in thousands):

	September 30, 2018
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€61,000	$70,992
Chinese Yuan	¥330,000	47,882
Canadian Dollar	C$28,000	21,653
British Pound	£13,000	16,966
Japanese Yen	¥1,700,000	14,985
Brazilian Real	R$55,500	13,821
Australian Dollar	A$2,900	2,097
		$188,396

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$23,395	$12,721
Work in process	11,090	12,157
Finished goods	14,373	6,810
Total inventories	$48,858	$31,688

Other Assets

Other assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Capitalized commissions	$8,651	$5,515
Equity securities	9,862	—
Security deposits	4,259	3,557
Loan receivable from equity investee	—	30,000
Other long-term assets	2,692	4,821
Total other assets	$25,464	$43,893

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll and benefits	$102,109	$103,004
Accrued expenses	36,110	27,318
Accrued fixed assets	17,765	11,362
Accrued warranty	8,026	5,929
Accrued professional fees	7,774	6,316
Accrued sales rebate	7,765	11,209
Accrued customer credits	7,618	5,373
Accrued sales tax and value added tax	6,734	5,503
Accrued sales return reserve [1]	5,876	1,364
Accrued income taxes	4,111	12,405
Other accrued liabilities	15,147	5,779
Total accrued liabilities	$219,035	$195,562

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

Warranty accrual as of September 30, 2018 and 2017 consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$5,929	$3,841
Charged to cost of revenues	10,874	5,201
Actual warranty expenditures	(8,777)	(3,987)
Balance at end of period	$8,026	$5,055

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred revenues - current	$356,109	$267,713
Deferred revenues - long-term [1]	11,739	4,588

1 Included in other long-term liabilities within our Condensed Consolidated Balance Sheets

During the three months ended September 30, 2018 and September 30, 2017, we recognized $505.3 million and $385.3 million of revenue, respectively, of which $125.6 million and $74.0 million was included in the deferred revenues balance at December 31, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2018 and September 30, 2017, we recognized $1.4 billion and $1.1 billion of revenue, respectively, of which $313.4 million and $186.8 million was included in the deferred revenues balance at December 31, 2017 and December 31, 2016, respectively.

Note 4. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million. The investment is accounted for under an equity method investment and the investee, SDC, is considered a related party. The investment is reported in our Condensed Consolidated Balance Sheets under equity method investments, and we record our proportional share of SDC’s losses within equity in losses of investee, net of tax, in our Condensed Consolidated Statement of Operations. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. As of September 30, 2018 and December 31, 2017, the balance of our equity method investments was $48.0 million and $54.6 million, respectively.

Concurrently with the investment on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC’s doctor-led, at-home program for simple teeth straightening. The term of the supply agreement expires on December 31, 2019. We commenced supplying aligners to SDC in October 2016. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment. We eliminate unrealized profit on outstanding intercompany transactions. As of September 30, 2018 and December 31, 2017, the balance of accounts receivable due from SDC was $12.5 million and $14.3 million, respectively. For the three months ended September 30, 2018 and 2017, net revenues recognized from SDC was $8.1 million and $10.6 million, respectively, and for the nine months ended September 30, 2018 and 2017, net revenues recognized from SDC was $22.0 million and $14.2 million, respectively.

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

Pro forma results of operations for these acquisitions have not been presented as they were not material to our results of operations, either individually or in aggregate, for the nine months ended September 30, 2017.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2018, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2017	$64,614
Adjustments [1]	(542)
Balance as of September 30, 2018	$64,072
1 The adjustments to goodwill during the period were a result of foreign currency translation

During the fourth quarter of fiscal 2017, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2018	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2018
Trademarks	15	$7,100	$(1,873)	$(4,179)	$1,048
Existing technology	13	12,600	(5,127)	(4,328)	3,145
Customer relationships	11	33,500	(16,078)	(10,751)	6,671
Reacquired rights	3	7,500	(3,604)	—	3,896
Patents	8	6,796	(2,126)	—	4,670
Other	2	618	(513)	—	105
Total intangible assets		$68,114	$(29,321)	$(19,258)	$19,535

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2017	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2017
Trademarks	15	$7,100	$(1,769)	$(4,179)	$1,152
Existing technology	13	12,600	(4,704)	(4,328)	3,568
Customer relationships	11	33,500	(14,681)	(10,751)	8,068
Reacquired rights	3	7,500	(1,356)	—	6,144
Patents	8	6,798	(1,504)	—	5,294
Other	2	618	(390)	—	228
Total intangible assets		$68,116	$(24,404)	$(19,258)	$24,454

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2018 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2018	$1,571
2019	6,171
2020	3,854
2021	3,388
2022	2,116
Thereafter	2,435
Total	$19,535

Amortization for both the three months ended September 30, 2018 and 2017 was $1.5 million and amortization for the nine months ended September 30, 2018 and 2017 was $4.5 million and $4.7 million, respectively.

Note 7. Credit Facilities

On February 27, 2018, we entered into a new credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of February 27, 2021, replacing the existing credit facility which provided for a $50.0 million revolving line of credit with a $10.0 million letter of credit. The credit facility requires us to comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.0%. The margin ranges from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the maturity date. As of September 30, 2018, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

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

SDC Dispute

On April 5, 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") initiated proceedings that seek, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign Experience program, require Align to close the existing Invisalign locations, prohibit Align from opening any additional locations, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current capital account balance. On June 29, 2018, the Chancery Court for Davidson County, Tennessee, denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign locations. Align continues to dispute the allegations that it has breached its obligations to the SDC Entities under applicable law and will oppose and vigorously defend itself at the arbitration proceedings currently scheduled for December 2018. This dispute does not impact Align’s existing supply agreement with SDC which remains in place through 2019 and includes a minimum volume commitment. We are currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.
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

Note 9. Commitments and Contingencies

Operating Leases

As of September 30, 2018, minimum future lease payments for non-cancelable operating leases are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2018	$4,839
2019	19,131
2020	15,988
2021	14,386
2022	12,026
Thereafter	25,769
Total minimum future lease payments	$92,139

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

On November 27, 2017, we entered into a Purchase Agreement with one of our existing single source suppliers. Under the terms of the original agreement, we are required to purchase a minimum approximately $305.2 million of aligner materials over the next four years. On May 29, 2018, we entered into an amendment to the Purchase Agreement with the existing single source supplier to increase the original term of the agreement to five years and total minimum purchase amount to approximately $425.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2018, we did not have any material indemnification claims that were probable or reasonably possible.

Note 10. Stockholders’ Equity

Summary of Stock-Based Compensation Expense

As of September 30, 2018, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 6,063,095 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of net revenues	$966	$833	$2,747	$2,526
Selling, general and administrative	15,403	11,880	41,197	34,814
Research and development	2,829	2,254	7,974	6,684
Total stock-based compensation	$19,198	$14,967	$51,918	$44,024

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expenses was recognized as of December 31, 2015. Activity for the nine months ended September 30, 2018 under the stock option plans is set forth below:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	75	$11.36
Exercised	(63)	11.99
Cancelled or expired	—	—
Outstanding as of September 30, 2018	12	$7.99	0.41	$4,534
Vested at September 30, 2018	12	$7.99	0.41	$4,534
Exercisable at September 30, 2018	12	$7.99	0.41	$4,534

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. A summary for the nine months ended September 30, 2018 is as follows:

	Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2017	1,341	$82.30
Granted	225	261.52
Vested and released	(516)	73.44
Forfeited	(74)	105.53
Nonvested as of September 30, 2018	976	$126.52	1.23	$381,710

As of September 30, 2018, we expect to recognize $90.1 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.1 years.

Market-performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to our executive officers. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of a stock market index over the vesting period, and certain MSU grants are also based on Align’s stock price at the end of the performance period. Generally, the vesting period of MSUs is three years. For MSUs granted during the nine months ended September 30, 2018, the maximum number of MSUs which will be eligible to vest are between 250% to 300% of the MSUs initially granted.

The following table summarizes the MSU performance for the nine months ended September 30, 2018:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2017	428	$78.53
Granted	208	266.78
Vested and released	(312)	62.41
Forfeited	—	—
Nonvested as of September 30, 2018	324	$215.07	1.41	$126,834

As of September 30, 2018, we expect to recognize $44.6 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.4 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of September 30, 2018, we have 571,778 shares available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	1.2	1.2	1.3	1.2
Expected volatility	35.7%	28.8%	35.2%	26.8%
Risk-free interest rate	2.5%	1.2%	2.2%	1.0%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$109.58	$47.02	$94.71	$31.36

As of September 30, 2018, there was $3.3 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.6 years.

Note 11. Common Stock Repurchase Programs

April 2014 Repurchase Program

In January 2017, we repurchased on the open market approximately 0.04 million shares of our common stock at an average price of $96.37 per share, including commission for an aggregate purchase price of approximately $3.8 million, completing the April 2014 Repurchase Program.

April 2016 Repurchase Program

In April 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our common stock (“April 2016 Repurchase Program”).

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

In August 2018, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $356.54 per share, including commissions, for an aggregate purchase price of approximately $50.0 million. As of September 30, 2018, we have $550.0 million remaining under the May 2018 Repurchase Program.

Note 12. Accounting for Income Taxes

Our provision for income taxes was $24.6 million and $18.3 million for the three months ended September 30, 2018 and 2017, respectively, representing effective tax rates of 19.4% and 17.9%, respectively. Our provision for income taxes was $35.2 million and $26.5 million for the nine months ended September 30, 2018 and 2017, respectively, representing effective tax rates of 10.2% and 10.5%, respectively. As a result of the enactment of the TCJA, the U.S. federal statutory tax rate decreased from 35% to 21% effective January 1, 2018. Our effective tax rate differs from the statutory federal income tax rate of 21% and 35% for both the three and nine months ended September 30, 2018 and 2017, respectively, mainly as a result of the recognition of excess tax benefits related to stock-based compensation, tax benefits recognized related to a statute of limitations expiration, and certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates, partially offset by unfavorable tax impact of the TCJA, including non-deductible officers’ compensation described below.

On August 21, 2018, the Internal Revenue Service (“IRS”) issued Notice 2018-68, which provides interpretative guidance on the application of the new executive compensation deduction limits enacted under the TCJA. Based upon our assessment of this new guidance, for the three and nine months ended September 30, 2018, we reversed $20.2 million of previously recognized tax benefits associated with officers’ stock-based compensation deductions.

The increase in effective tax rate for the three months ended September 30, 2018 compared to the same period in 2017 is primarily attributable to the unfavorable tax impact from IRS Notice 2018-68 related to limitations on officers’ compensation deductions as described above and reduced tax benefits from foreign earnings being taxed at a lower tax rate due to the decrease in corporate tax rate from 35% to 21%, partially offset by the recognition of tax benefits related to a statute of limitations expiration.

The decrease in effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 is mainly driven by the decrease in corporate tax rate from 35% to 21% pursuant to the enactment of the TCJA, the recognition of tax benefits related to a statute of limitations expiration and the increase in excess tax benefits related to stock-based compensation, offset in part by the unfavorable tax impact of the TCJA including non-deductible officers’ compensation under IRS Notice 2018-68 described above and reduced tax benefits from foreign earnings being taxed at a lower rate.

As a result of our assessment of the impact of IRS Notice 2018-68 mentioned above, we reversed $20.2 million of previously recognized tax benefits associated with officers’ stock-based compensation deductions which resulted in a tax expense accrual of $14.7 million for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the excess tax benefits we recognized in our provision for income taxes related to stock-based compensation was $25.2 million.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and the Netherlands. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2015. We are currently under examination by the Internal Revenue Service for tax years 2015 and 2016. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2010.

During the three and nine months ended September 30, 2018, a statute of limitations expired. As a result, we recorded approximately $29.0 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $2.9 million.

Our total gross unrecognized tax benefits, excluding interest and penalties, was $27.1 million and $47.7 million as of September 30, 2018 and December 31, 2017, respectively, all of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of September 30, 2018 was $0.8 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2018 and 2017. For the three and nine months ended September 30, 2018, the reduction in income taxes due to the reduced tax rate was minimal.

As of December 31, 2017, our undistributed earnings totaled $606.5 million. We reassessed our capital needs and investment strategy with regard to the indefinite reinvestment of the undistributed earnings from certain of our foreign subsidiaries as a result of the one-time transition tax on cumulative foreign earnings under the TCJA. During the fourth quarter of 2017, we determined that approximately $591.9 million of the total undistributed foreign earnings are no longer considered to be indefinitely reinvested outside the U.S. As a result, in the fourth quarter of 2017, we recorded a deferred tax liability of approximately $3.3 million, which represents the provisional amount of U.S. state income taxes that would be due in the event these foreign earnings are distributed. The remaining amount of undistributed foreign earnings of approximately $14.7 million continues to be indefinitely reinvested in our international operations. Since U.S. federal income tax has already been provided under the provisions of the TCJA, the additional tax impact of the distribution of such foreign earnings to the U.S. parent would be limited to U.S. state income and withholding taxes and is not significant.

As of December 31, 2017, we recorded a provisional tax charge for the estimated impact of the TCJA of $84.3 million, of which $73.9 million was related to a provisional transition tax liability on the mandatory deemed repatriation of foreign earnings and $10.4 million was related to the remeasurement of certain deferred tax assets and liabilities. During the nine months ended September 30, 2018, the cumulative additional provisional tax charge recorded was $3.3 million, primarily resulting from further analysis of our cumulative foreign earnings balances affecting the U.S. transition tax liability and the corresponding state tax impact. As we complete our analysis of the TJCA, we may make further adjustments to the provisional amounts, which may impact our provision for income taxes in the period(s) in which the adjustments are made.

The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of September 30, 2018, we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI. We have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$100,872	$82,555	$302,843	$221,154
Denominator:
Weighted-average common shares outstanding, basic	80,111	80,163	80,122	80,086
Dilutive effect of potential common stock	1,248	1,626	1,416	1,671
Total shares, diluted	81,359	81,789	81,538	81,757

Net income per share, basic	$1.26	$1.03	$3.78	$2.76
Net income per share, diluted	$1.24	$1.01	$3.71	$2.71

For the three and nine months ended September 30, 2018 and 2017, potentially anti-dilutive shares excluded from diluted net income per share related to RSUs, MSUs, stock options and ESPP were not material.

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

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•	Comprehensive Products include, but not limited to, Invisalign Comprehensive, Invisalign Full, Invisalign Teen, Invisalign Assist and Invisalign First.

•	Non-Comprehensive Products include, but not limited to, Invisalign Express, Invisalign Lite and Invisalign Go in addition to revenues from the sale of aligners to SDC under our supply agreement.

•	Non-Case includes, but not limited to, Vivera retainers along with our training and ancillary products for treating malocclusion.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues	2018	2017	2018	2017
Clear Aligner	$427,087	$341,611	$1,245,833	$945,046
Scanner	78,202	43,656	186,639	107,044
Total net revenues	$505,289	$385,267	$1,432,472	$1,052,090
Gross profit
Clear Aligner	$321,772	$266,285	$950,360	$737,046
Scanner	50,009	26,203	114,411	61,984
Total gross profit	$371,781	$292,488	$1,064,771	$799,030
Income from operations
Clear Aligner	$182,667	$154,614	$534,408	$403,264
Scanner	31,498	13,525	65,250	28,324
Unallocated corporate expenses	(88,957)	(69,376)	(253,567)	(187,583)
Total income from operations	$125,208	$98,763	$346,091	$244,005
Depreciation and amortization
Clear Aligner	$7,218	$5,643	$20,361	$15,607
Scanner	1,237	1,130	3,510	3,248
Unallocated corporate depreciation and amortization	5,664	3,199	14,314	7,860
Total depreciation and amortization	$14,119	$9,972	$38,185	$26,715

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total segment income from operations	$214,165	$168,139	$599,658	$431,588
Unallocated corporate expenses	(88,957)	(69,376)	(253,567)	(187,583)
Total income from operations	125,208	98,763	346,091	244,005
Interest income	2,234	1,826	6,327	4,462
Other income (expense), net	(837)	1,924	(7,759)	4,145
Net income before provision for income taxes and equity in losses of investee	$126,605	$102,513	$344,659	$252,612

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues [1]:
United States	$263,349	$217,758	$754,472	$608,052
The Netherlands	141,405	109,068	437,364	318,399
China	52,874	26,965	116,891	59,195
Other International	47,661	31,476	123,745	66,444
Total net revenues	$505,289	$385,267	$1,432,472	$1,052,090

1 Net revenues are attributed to countries based on location of where revenues are recognized.

Tangible long-lived assets are presented below by geographic area (in thousands):

	September 30, 2018	December 31, 2017
Long-lived assets [2]:
The Netherlands	$195,790	$143,673
United States	135,369	128,171
Costa Rica	71,437	30,738
Mexico	34,272	25,090
China	33,955	5,480
Other International	20,807	15,641
Total long-lived assets	$491,630	$348,793

2 Long-lived assets are attributed to countries based on entity that owns the assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our intra-oral scanner sales in international markets, our expectations regarding the financial and strategic benefits of establishing regional order acquisition, treatment planning and manufacturing facilities, as well as the anticipated timing of such facilities being operational, our expectations regarding the continued expansion of our international markets, our intention to open additional Invisalign Experience program locations, impact of the U.S. Tax Cuts and Jobs Act, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

The successful execution of our business strategy in 2018 and beyond may be affected by a number of other factors including:

•
New Invisalign Product Portfolio and Pricing. In July 2018, we launched a new expanded Invisalign product portfolio which includes new options and greater flexibility to treat a broader range of patients. The new Invisalign product portfolio offers doctors more choices by extending desirable features across the entire portfolio and creating new Invisalign treatment packages, as well as new options to treat young patients with early mixed dentition (with a mixture of primary/baby and permanent teeth). The new end-to-end Invisalign product portfolio includes clear aligner product offerings for almost every patient age group and case complexity to make it easier for our doctors to tailor treatment planning to the needs of each patient. Pricing and availability for the new Invisalign product offerings and the associated terms and conditions vary by region.

•
New Invisalign Products and Feature Enhancements. Product innovation drives greater treatment predictability, clinical applicability and ease of use for our customers which supports adoption of Invisalign treatment in their practices. Our focus is to develop solutions and features to treat a wide range of cases from simple to complex.

◦
In March 2017, we announced Invisalign Teen with mandibular advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This offering combines the benefits of the most advanced clear aligner system in the world with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign Teen with mandibular advancement is available in Canada and in select Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America (“LATAM”) countries and, in October 2018, we received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration with commercial availability in the U.S. starting November 2018.

◦
Beginning July 2018, Invisalign First clear aligners, a treatment option designed with features specifically for younger patients with early mixed dentition, are commercially available to Invisalign-trained doctors in the U.S., Canada, Australia, New Zealand, Japan, and the EMEA region. Phase 1 treatment is early interceptive orthodontic treatment for young patients, traditionally done through arch expanders, or partial metal braces, before all permanent teeth have erupted, typically at ages six through ten years. Invisalign First clear aligners are designed specifically to address a broad range of younger patients’ malocclusions, including shorter clinical crowns, management of erupting dentition and predictable dental arch expansion.

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

◦
In April 2018, we expanded the iTero Element portfolio with the launch of the iTero Element 2 and the iTero Element Flex scanners, building on the existing high precision, full-color imaging and fast scan times of the iTero Element portfolio while streamlining orthodontic and restorative workflows. The next-generation iTero Element 2 is designed for greater performance with 2X faster start-up and 25% faster scan processing time compared to the iTero Element. The new iTero Element Flex wand-only configuration is a portable scanner for easy transport from office to office. iTero Element 2 and iTero Element Flex scanners are available in the U.S., Canada, the majority of European countries as well as select APAC markets. The existing iTero Element scanner will continue to be available in all markets.

◦
In April 2018, we announced that we received market approval for the iTero Element intra-oral scanner from the China Food and Drug Administration, and we began offering this scanner in China. The iTero Element scanner launch in China not only supports growth of our base Invisalign clear aligner business but also represents a major milestone for digital dentistry in China. As we continue to expand the markets into which we sell our intra-oral scanners, we expect continued growth for the foreseeable future due to the size of the market opportunity and our relatively low market penetration of these regions.

The use of iTero and other digital scanners for Invisalign case submission in place of PVS impressions continues to grow and remains a positive catalyst for Invisalign utilization. International (includes EMEA and APAC) scans experienced an increase from 47.3% in the second quarter of 2018 to 51.6% in the third quarter of 2018 while Americas (includes North America and LATAM) stayed relatively flat at 68.8%. We believe that over the long-term, technology innovation and added features and functionality of our iTero scanners will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as “utilization rates.” Our quarterly utilization rates for the last nine quarters are as follows:

* Invisalign utilization rates = # of cases shipped divided by # of doctors cases were shipped to. Beginning in the first quarter of 2018, we report International region to include EMEA and APAC. LATAM is excluded from above chart as it is not material. Our historical utilization numbers have been recasted to reflect this new classification.

◦	Total utilization in the third quarter of 2018 increased to 6.1 cases per doctor compared to 5.5 in the third quarter of 2017.

▪
North America: Utilization among our North American orthodontist customers reached an all time high in the third quarter of 2018 at 17.4 cases per doctor. Compared to 13.8 cases per doctor utilized in the third quarter of 2017, the increase in North American orthodontist utilization in the third quarter of 2018 reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization was 5.5 cases per doctor in the third quarter of 2018 compared to 5.3 in the third quarter of 2017. The increase in International utilization reflects growth in the APAC region due to increasing adoption of the product due in part to its ability to treat more complex cases.

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

•
Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. During the nine months ended September 30, 2018, we trained 14,385 new Invisalign doctors of which 5,595 were trained in the Americas region and 8,790 in the International region. In 2017, Invisalign growth was driven primarily by increased utilization across all regions as well as by the continued expansion of our customer base as we trained a total of 16,830 new Invisalign doctors, of which 61% were trained in the International region.

•
International Invisalign Growth. We continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals in our direct EMEA and APAC markets. On a year-over-year basis, our International Invisalign volume increased 45.6% driven primarily by increased adoption as well as expansion of our customer base in both the

EMEA and APAC regions. We continue to see growth from our international orthodontists and general practitioner (“GP”) customers and are seeing more positive traction in the GP channel from segmenting our sales and marketing resources and programs specifically around each customer channel. In addition, we believe that continuous product introductions and feature improvements, such as Invisalign treatment with mandibular advancement, provide our customers with continued confidence in treating complex cases as well as teen-aged patients with Invisalign clear aligners. In 2018, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in selected country markets. We expect International revenues to continue to grow at a faster rate than the Americas for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunity, and our relatively low market penetration of these regions (Refer to Item 1A Risk Factors - “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Establish Regional Order Acquisition, Treatment Planning and Manufacturing Operations. We will continue to establish and expand additional order acquisition, treatment planning and manufacturing operations closer to our international customers in order to improve our operational efficiency and to provide doctors confidence in using Invisalign clear aligners to treat more patients and more often. In July 2018, we moved into new facilities in Costa Rica in order to support our expanding treatment planning as well as other support functions and, in September 2018, we opened a treatment planning facility in Madrid, Spain. In the fourth quarter of 2018, we expect to open a manufacturing facility in Ziyang, China as well as another new facility in Costa Rica to support treatment planning and administrative activities (Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity at our existing facilities.” for information on related risk factors).

•
Invisalign Experience Program. We currently have four Invisalign Experience locations in California, Pennsylvania and Maryland. We are expanding the interactive brand experience program and we expect to add eight new Invisalign Experience locations in major U.S. cities in the fourth quarter of 2018. The program expansion is designed to address the rapidly-evolving consumer market for clear aligners and connects consumers interested in Invisalign treatment with Invisalign doctors in their communities.

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

◦
May 2018 Repurchase Program. In May 2018, we announced that our Board of Directors had authorized a plan to repurchase up to $600.0 million of our common stock. In August 2018, we repurchased $50.0 million of our common stock on the open market. As of September 30, 2018, we have $550.0 million remaining under the May 2018 Repurchase Program (Refer to Note 11 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

•
U.S. Tax Cuts and Jobs Act. The U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted into law on December 22, 2017 and impacted our effective tax rate. The TCJA made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We recorded a provisional one-time transition tax liability of $73.9 million in the fourth quarter of 2017 and an additional $3.3 million during the nine months ended September 30, 2018. As we complete our analysis of the TJCA, we may make further adjustments to the provisional amounts, which may impact our provision for income taxes in the period(s) in which the adjustments are made.

•
SmileDirectClub. On April 5, 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") initiated proceedings that seek, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign Experience program, require Align to close the existing Invisalign locations, prohibit Align from opening any additional locations, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current capital account balance. On June 29, 2018, the Chancery Court for Davidson County, Tennessee, denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign locations. Align continues to dispute the allegations that it has breached its obligations to the SDC Entities under applicable law and will oppose and vigorously defend itself at the arbitration proceedings currently scheduled for December 2018. This dispute does not impact Align’s existing supply agreement with SDC which remains in place through December 2019 and includes a minimum volume commitment. We are currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

Results of Operations

Net Revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•	Comprehensive Products include, but not limited to, Invisalign Comprehensive, Invisalign Full, Invisalign Teen, Invisalign Assist and Invisalign First.

•
Non-Comprehensive Products include, but not limited to, Invisalign Express, Invisalign Lite and Invisalign Go in addition to revenues from the sale of aligners to SmileDirectClub (“SDC”) under our supply agreement.

•	Non-Case includes, but not limited to, Vivera retainers along with our training and ancillary products for treating malocclusion.

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

Net revenues for our Clear Aligner and Scanner segments by region for the three and nine months ended September 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2018	2017	Net Change	% Change	2018	2017	Net Change	% Change
Clear Aligner revenues:
Americas	$228.6	$196.9	$31.7	16.1%	$672.2	$551.2	$121.1	22.0%
International	172.2	123.5	48.7	39.5%	496.9	334.2	162.7	48.7%
Non-case	26.3	21.2	5.1	23.8%	76.7	59.7	17.0	28.4%
Total Clear Aligner net revenues	$427.1	$341.6	$85.5	25.0%	$1,245.8	$945.0	$300.8	31.8%
Scanner net revenues	78.2	43.7	34.5	79.1%	186.6	107.0	79.6	74.4%
Total net revenues	$505.3	$385.3	$120.0	31.2%	$1,432.5	$1,052.1	$380.4	36.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2018	2017	Net Change	% Change	2018	2017	Net Change	% Change
Americas	205.8	167.0	38.8	23.2%	580.3	461.3	119.0	25.8%
International	128.7	88.4	40.3	45.6%	355.6	245.4	110.1	44.9%
Total case volume	334.6	255.4	79.2	31.0%	935.9	706.7	229.1	32.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2018, total net revenues increased by $120.0 million and $380.4 million as compared to the same periods in 2017, primarily as a result of Clear Aligner case and scanner volume growth across all regions.

Clear Aligner - Americas

For the three months ended September 30, 2018, Americas net revenues increased by $31.7 million as compared to the same period in 2017, primarily due to case volume growth across all channels and products, which increased net revenues by $45.8 million. This increase was offset in part by lower average selling prices (“ASP”), which reduced net revenues by $14.1 million. The ASP decline was primarily a result of higher promotional discounts, which reduced revenues by $21.2 million. Additionally, unfavorable foreign exchange rates and increased additional aligner deferrals collectively reduced net revenues by $3.7 million. These factors were partially offset by higher prices on the new products introduced in July 2018 and a favorable product mix shift driven by decreased SDC revenues which carry a lower ASP, which collectively increased net revenues by $10.2 million.

For the nine months ended September 30, 2018, Americas net revenues increased by $121.1 million as compared to the same period in 2017, primarily due to case volume growth across all channels and products, which increased net revenues by $142.2 million. This increase was offset in part by lower ASP, which reduced net revenues by $21.1 million. The ASP decline was the result of higher promotional discounts, which reduced net revenues by $34.2 million, partially offset by higher prices from the new products introduced in July 2018, which increased net revenues by $11.2 million.

Clear Aligner - International

For the three months ended September 30, 2018, International net revenues increased by $48.7 million as compared to the same period in 2017, primarily driven by case volume growth across all channels and products which increased net revenues by $56.3 million. This increase was offset in part by lower ASP, which reduced net revenues by $7.6 million. This reduction in ASP was primarily due to increased additional aligner deferrals, which reduced net revenues by $6.0 million, in addition to unfavorable exchange rates and higher promotional discounts, which collectively reduced net revenues by $5.4 million. These factors were partially offset by higher prices from the new products introduced in July 2018 which increased net revenues by $5.9 million.

For the nine months ended September 30, 2018, International net revenues increased by $162.7 million as compared to the same period in 2017, primarily driven by case volume growth across all channels and products which increased net revenues by $150.0 million. Additionally, higher ASP contributed $12.7 million to net revenues. This ASP increase was primarily due to the favorable foreign exchange rates of $25.3 million and $15.3 million related to higher prices on our new products effective July 2018, partially offset by increased aligner deferrals of $16.9 million and $11.1 million related to higher promotional discounts.

Clear Aligner - Non-Case

For the three and nine months ended September 30, 2018, non-case net revenues, consisting of training fees and ancillary product revenues, increased by $5.1 million and $17.0 million, respectively, compared to the same periods in 2017, primarily due to increased Vivera volume across all regions.

Scanner

For the three months ended September 30, 2018, scanner and services net revenues increased by $34.5 million as compared to the same period in 2017. This increase is primarily due to an increase in the number of scanners recognized, which increased revenues by $29.0 million. Additionally, a larger scanner install base resulted in higher computer-aided design/computer-aided manufacturing (“CAD/CAM”) services, which along with other factors, collectively increased net revenues by $8.1 million. These factors were partially offset by a decrease in scanner ASP, which reduced net revenues by $2.6 million.

For the nine months ended September 30, 2018, scanner and services net revenues increased by $79.6 million as compared to the same period in 2017. This increase is primarily due to an increase in the number of scanners recognized, which increased revenues by $65.1 million. Additionally, a larger scanner install base resulted in higher CAD/CAM services, which along with other factors, collectively increased net revenues by $20.3 million. These factors were partially offset by a decrease in scanner ASP, which reduced net revenues by $5.8 million.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Clear Aligner
Cost of net revenues	$105.3	$75.3	$30.0	$295.5	$208.0	$87.5
% of net segment revenues	24.7%	22.1%		23.7%	22.0%
Gross profit	$321.8	$266.3	$55.5	$950.4	$737.0	$213.3
Gross margin %	75.3%	77.9%		76.3%	78.0%
Scanner
Cost of net revenues	$28.2	$17.5	$10.7	$72.2	$45.1	$27.2
% of net segment revenues	36.1%	40.0%		38.7%	42.1%
Gross profit	$50.0	$26.2	$23.8	$114.4	$62.0	$52.4
Gross margin %	63.9%	60.0%		61.3%	57.9%
Total cost of net revenues	$133.5	$92.8	$40.7	$367.7	$253.1	$114.6
% of net revenues	26.4%	24.1%		25.7%	24.1%
Gross profit	$371.8	$292.5	$79.3	$1,064.8	$799.0	$265.7
Gross margin %	73.6%	75.9%		74.3%	75.9%

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

Clear Aligner

For the three months ended September 30, 2018, our gross margin percentage decreased as compared to the same period in 2017 primarily due to higher manufacturing spend driven by operational expansion activities and lower ASP.

For the nine months ended September 30, 2018, our gross margin percentage decreased as compared to the same period in 2017 primarily due to higher manufacturing spend driven by operational expansion activities.

Scanner

For the three and nine months ended September 30, 2018, gross margin increased compared to the same periods in 2017 primarily driven by manufacturing efficiencies offset in part by a lower ASP.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Selling, general and administrative	$213.9	$169.5	$44.3	$625.6	$483.6	$141.9
% of net revenues	42.3%	44.0%		43.7%	46.0%

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

For the three months ended September 30, 2018, selling, general and administrative expense increased compared to the same period in 2017 primarily due to higher compensation related costs of $26.5 million mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits. We also incurred higher expenses from advertising and marketing of $8.1 million, equipment, software and maintenance costs of $5.0 million and $4.9 million of legal and outside service costs.

For the nine months ended September 30, 2018, selling, general and administrative expense increased compared to the same period in 2017 primarily due to higher compensation related costs of $82.7 million mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits. We also incurred higher expenses from advertising and marketing of $24.6 million and equipment, software and maintenance costs of $19.1 million and $13.7 million of legal and outside service costs.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Research and development	$32.7	$24.2	$8.5	$93.1	$71.4	$21.7
% of net revenues	6.5%	6.3%		6.5%	6.8%

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

For the three and nine months ended September 30, 2018, research and development expense increased compared to the same periods in 2017 primarily due to higher compensation costs mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Clear Aligner
Income from operations	$182.7	$154.6	$28.1	$534.4	$403.3	$131.1
Operating margin %	42.8%	45.3%		42.9%	42.7%
Scanner
Income from operations	$31.5	$13.5	$18.0	$65.3	$28.3	$37.0
Operating margin %	40.3%	31.0%		35.0%	26.5%
Total income from operations [1]	$125.2	$98.8	$26.4	$346.1	$244.0	$102.1
Operating margin %	24.8%	25.6%		24.2%	23.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 14 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Consolidated Income from Operations.

Clear Aligner

For the three months ended September 30, 2018, our operating margin percentage decreased compared to the same period in 2017 due to higher manufacturing spend driven by operational expansion activities and lower ASP.

For the nine months ended September 30, 2018, our operating margin percentage increased compared to the same period in 2017 as we leveraged our operating expenses on higher Clear Aligner revenues partially offset by higher manufacturing spend driven by operational expansion activities.

Scanner

For the three and nine months ended September 30, 2018, our operating margin percentage increased compared to the same periods in 2017 due to leveraged spend of operating expenses on higher Scanner revenues and manufacturing efficiencies partially offset by a lower ASP.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Interest income	$2.2	$1.8	$0.4	$6.3	$4.5	$1.8

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest includes interest income earned on cash, cash equivalents and investment balances.

For the three and nine months ended September 30, 2018, interest income increased compared to the same periods in 2017 mainly due to higher interest rates.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Other income (expense), net	$(0.8)	$1.9	$(2.7)	$(7.8)	$4.1	$(11.9)

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense and other miscellaneous charges.

For the three months ended September 30, 2018, other income (expense), net decreased compared to the same period in 2017 mainly due to higher foreign exchange gains in the prior year period.

For the nine months ended September 30, 2018, other income (expense), net decreased compared to the same period in 2017 mainly due to foreign exchange losses partially offset by gains on foreign currency forward contracts.

Equity in losses of investee, net of tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Equity in losses of investee, net of tax	$1.1	$1.6	$(0.5)	$6.6	$5.0	$1.7

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2018, equity in losses of investee, net of tax decreased slightly compared to the same period in 2017 due to lower losses attributable from our equity method investments.

For the nine months ended September 30, 2018, equity in losses of investee, net of tax increased compared to the same period in 2017 due to higher losses attributable from our equity method investments including a higher proportional share of the losses due to our additional investment made in the third quarter of 2017 (Refer to Note 4 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Provision for income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Provision for income taxes	$24.6	$18.3	$6.3	$35.2	$26.5	$8.7
Effective tax rates	19.4%	17.9%		10.2%	10.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2018 and 2017, provision for income taxes was $24.6 million and $18.3 million, respectively, representing effective tax rates of 19.4% and 17.9%, respectively. For the nine months ended September 30, 2018 and 2017, provision for income taxes was $35.2 million and $26.5 million, respectively, representing effective tax rates of 10.2% and 10.5%, respectively. As a result of the enactment of the TCJA, the U.S. federal statutory tax rate decreased from 35% to 21% effective January 1, 2018.

On August 21, 2018, the Internal Revenue Service (“IRS”) issued Notice 2018-68, which provides interpretative guidance on the application of the new executive compensation deduction limits enacted under the TCJA. Based upon our assessment of this new guidance, for the three and nine months ended September 30, 2018, we reversed $20.2 million of previously recognized tax benefits associated with officers’ stock-based compensation deductions.

The increase in effective tax rate for the three months ended September 30, 2018 compared to the same period in 2017 is primarily attributable to the unfavorable tax impact from IRS Notice 2018-68 related to limitations on officers’ compensation deductions as described above and reduced tax benefits from foreign earnings being taxed at a lower tax rate due to the decrease in corporate tax rate from 35% to 21%, partially offset by the recognition of tax benefits related to a statute of limitations expiration.

The decrease in effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 is mainly driven by the decrease in corporate tax rate from 35% to 21% pursuant to the enactment of the TCJA, the recognition of tax benefits related to a statute of limitations expiration and the increase in excess tax benefits related to stock-based compensation, offset in part by the unfavorable tax impact of the TCJA including non-deductible officers’ compensation under IRS Notice 2018-68 described above and reduced tax benefits from foreign earnings being taxed at a lower rate.

As a result of our assessment of the impact of IRS Notice 2018-68 mentioned above, we reversed $20.2 million of previously recognized tax benefits associated with officers’ stock-based compensation deductions which resulted in a tax expense accrual of $14.7 million for the three months ended September 30, 2018. For the nine months ended September 30, 2018, the excess tax benefits we recognized in our provision for income taxes related to stock-based compensation was $25.2 million.

During the three and nine months ended September 30, 2018, a statute of limitations expired. As a result, we recorded approximately $29.0 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $2.9 million.

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse, and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2018 and 2017. For the three and nine months ended September 30, 2018, the reduction in income taxes due to the reduced tax rate was minimal (Refer to Note 12 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for details on income taxes).

Liquidity and Capital Resources

We fund our operations from product sales. As of September 30, 2018 and December 31, 2017, we had the following cash and cash equivalents, and short-term and long-term marketable securities (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$420,860	$449,511
Marketable securities, short-term	184,297	272,031
Marketable securities, long-term	8,091	39,948
Total	$613,248	$761,490

As of September 30, 2018, we had $613.2 million in cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds and certificates of deposit.

As of September 30, 2018, approximately $385.2 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. The TCJA enacted into law on December 22, 2017 included a one-time transition tax on the mandatory deemed repatriation of foreign earnings. Under this provision, we recorded a provisional amount of liability for this deemed repatriation of $73.9 million in the fourth quarter of 2017 and an additional $3.3 million during the nine months ended September 30, 2018, which will be paid over the next eight years. We repatriated $200.0 million to the U.S. during the nine months ended September 30, 2018 and we may further repatriate funds in the future to invest in market expansion opportunities, provide additional working capital, and have greater flexibility to fund our stock repurchase programs (Refer to Note 12 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for details).

Cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash flow provided by (used in):
Operating activities	$313,386	$276,213
Investing activities	(24,021)	(231,784)
Financing activities	(315,151)	(79,036)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,890)	4,806
Net decrease in cash, cash equivalents, and restricted cash	$(28,676)	$(29,801)

Operating Activities

For the nine months ended September 30, 2018, cash flows from operations of $313.4 million resulted primarily from our net income of approximately $302.8 million as well as the following:

Significant non-cash activities

•	Stock-based compensation was $51.9 million related to equity incentive compensation granted to employees and directors;

•	Depreciation and amortization of $38.2 million related to our property, plant and equipment and intangible assets; and

•	Equity in losses of investee of $6.6 million.

Significant changes in working capital

•	Increase of $94.1 million in deferred revenues corresponding to the increase in case shipments;

•	Increase of $89.8 million in accounts receivable which is primarily a result of the increase in net revenues; and

•	Increase of $47.8 million in prepaid expenses and other assets due to timing of payments and activities including higher VAT receivables.

Investing Activities

Net cash used in investing activities was $24.0 million for the nine months ended September 30, 2018 primarily consisted of property and plant and equipment purchases of $169.0 million, purchases of marketable securities of $150.0 million and purchases of investments in privately held companies of $5.0 million. These outflows were partially offset by maturities and sales of marketable securities of $269.4 million and loan repayment from equity investee of $30.0 million.

For the remainder of 2018, we expect to invest an additional $50.0 million to $55.0 million in capital expenditures primarily related to additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Financing Activities

Net cash used in financing activities was $315.2 million for the nine months ended September 30, 2018 primarily consisted of common stock repurchases of $250.0 million and payroll taxes paid for vesting of restricted stock units through share withholdings of $81.8 million. These outflows were offset in part by $16.6 million proceeds from the issuance of common stock.

Common Stock Repurchases

In February 2018, we repurchased on the open market approximately 0.4 million shares of our common stock at an average price of $252.24 per share, including commissions, for an aggregate purchase price of approximately $100.0 million. In July 2018, we repurchased on the open market approximately 0.3 million shares of our common stock at an average price of $350.08 per share, including commissions, for an aggregate purchase price of approximately $100.0 million, completing the April 2016 Repurchase Program. In August 2018, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $356.54 per share, including commissions, for an aggregate purchase price of approximately $50.0 million. As of September 30, 2018, we had $550.0 million remaining under the May 2018 Repurchase Program (Refer to Note 11 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our cash equivalents and investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2018, we had approximately $192.4 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We do not have material interest bearing liabilities as of September 30, 2018, and, therefore, we are not subject to risks from immediate interest rate increases.

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

In March 2018, we started entering into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of September 30, 2018 was not material.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2018, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SDC Dispute
On April 5, 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than Align (collectively, the "SDC Entities") initiated proceedings that seek, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign Experience program, require Align to close the existing Invisalign locations, prohibit Align from opening any additional locations, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current capital account balance. On June 29, 2018, the Chancery Court for Davidson County, Tennessee, denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign locations. Align continues to dispute the allegations that it has breached its obligations to the SDC Entities under applicable law and will oppose and vigorously defend itself at the arbitration proceedings currently scheduled for December 2018. This dispute does not impact Align’s existing supply agreement with SDC which remains in place through December 2019 and includes a minimum volume commitment. We are currently unable to predict the outcome of this dispute and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.
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

We expect that net revenues from the sale of the Invisalign System, primarily our comprehensive products, will continue to account for the vast majority of our total net revenues for the foreseeable future. Continued and widespread market acceptance of Invisalign by orthodontists, GPs and consumers is critical to our future success. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign as rapidly as we anticipate or in the volume that we anticipate, if orthodontists or GPs choose to use a competitive product rather than Invisalign or if the average selling price of our product declines for any reason, including as a result of a shift in product mix towards lower priced products, our operating results would be harmed.

Competition in the markets for our products is intense and we expect aggressive competition from existing competitors and other companies that may introduce new technologies in the future.

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. In addition, as a result of the expiration of certain key patents owned by us, which began in 2017, competitors such as Danaher Corporation, Dentsply Sirona Inc., Straumann AG, 3M, 3Shape, Henry Schein, Great Lakes and Angel Align as well as new entrants into the clear aligner market such as start-ups, began offering an orthodontic system more similar to ours. Several of these competitors will likely have greater resources as well as the ability to leverage their existing channels in the dental market to compete directly with us, and, therefore, our share of the clear aligner market could decline which would likely have a material adverse effect on our business, results of operation and financial condition. In addition, corresponding foreign patents started to expire in 2018 which will likely result in increased competition in some of the markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we also face competition from companies that now offer clear aligner therapy directly to the consumer eliminating the need for the consumer to visit a dental office. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Our key production steps are performed in operations located outside of the U.S. Technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans, which are then transmitted electronically to our aligner fabrication facilities. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds and aligners. Our digital treatment planning is performed in multiple international locations including, San Jose, Costa Rica, Chengdu, China, Cologne, Germany, and in September 2018 we opened a facility in Madrid, Spain. In July 2018, we moved into a new facility in Costa Rica in order to support our expanding treatment planning as well as other support functions, and we expect to add a second facility during the fourth quarter of 2018. We conduct our aligner fabrication in Juarez, Mexico and during 2018, we expanded our Mexico operations by adding an additional facility. In the fourth quarter of 2018, we expect to open another aligner manufacturing facility in Ziyang, China. We will continue to establish treatment planning and aligner fabrication facilities closer to our international customers in order to improve our operational efficiency. In addition to the research and development efforts conducted in our North America facilities, we also carry out research and development in Moscow, Russia. In addition, we have operations in Israel where we design and assemble wands, and our intraoral scanner is manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

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

•	acts of terrorism and acts of war;

•	general geopolitical instability and the responses to it, such as the possibility of additional sanctions against China and Russia which continue to bring uncertainty to these regions;

•	interruptions and limitations in telecommunication services;

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

Our future success may depend on our ability to develop, manufacture, market and obtain regulatory approval or clearance of new products. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product or software. The extent of, and rate at which, market acceptance and penetration are achieved by new or future products is a function of many variables, which include, among other things, our ability to:

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

We are subject to risks associated with leasing retail space subject to long-term and non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a leased retail space, we remain obligated under the applicable lease.

We have recently increased the number of retail locations leased by us as we continue to expand our Invisalign Experience locations program. We do not own any of our retail store locations. We currently lease the majority of our Invisalign Experience locations under long-term, non-cancelable leases, which usually have initial terms ranging from three and ten years. We believe that the majority of the leases we enter into in the future will likely be long-term and non-cancelable. Generally, our leases are “net” leases, which require us to pay our proportionate share of the cost of insurance, taxes, maintenance and utilities. If we determine that it is no longer economical to operate a retail store subject to a lease and decide to, or are otherwise required to, close it for any reason, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close retail spaces in desirable locations. Our inability to secure desirable retail space or favorable lease terms could impact our ability to grow our Invisalign Experience program as desired. Likewise, our obligation to continue making lease payments in respect of leases for closed retail spaces could have a material adverse effect on our business, financial condition and results of operations.

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

•	weakness in consumer spending as a result of a slowdown in the global, U.S. or other economies;

•	changes in relationships with our distributors or dental service organizations;

•
changes in the timing of receipt of Invisalign case product orders during a given quarter which, given our cycle time and the delay between case receipts and case shipments, could have an impact on which quarter revenues can be recognized;

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

•
changes in the timing of when revenues are recognized, including as a result of the introduction of new products or promotions, modifications to our terms and conditions or as a result of changes to critical accounting estimates or new accounting pronouncements;

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

Additionally, we continuously upgrade our customer facing software applications, specifically the ClinCheck and MyAligntech software. Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released. The discovery of a defect or error or the incompatibility with the computer operating system and hardware configurations of customers in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenues or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2018, we had 434 active U.S. patents, 402 active foreign patents, and 461 pending global patent applications.

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

If we are unable to maintain our corporate structure or if it is challenged by U.S. or foreign tax authorities, we may be unable to realize tax savings or we may incur additional implementation costs to establish a new corporate structure, which could materially and adversely affect our operating results.

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

If the structure is challenged by U.S. or foreign tax authorities, if changes in domestic and international and statutory tax laws negatively impact the structure, including the U.S. Tax Cuts and Jobs Act (“TCJA”) enacted into law on December 22, 2017, or if we do not operate our business in a manner consistent with the structure and applicable regulatory provisions, we may fail to achieve the financial and operational efficiencies that we anticipate as a result of the structure and we may incur additional implementation costs to establish a new corporate structure which could materially and adversely affect our business, financial condition and net income.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws such as the TCJA enacted into law on December 22, 2017, regulations and/or rates, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock-based compensation, settlement of income tax audits, and changes in overall levels of pretax earnings. As a result of the adoption of Accounting Standards Update (“ASU”) 2016-09 in 2017, we anticipate our effective tax rate to vary significantly in our first quarter due to the timing of when the majority of our equity compensation vests each year. Other quarters can also be impacted depending on the timing of equity vests.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended September 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs [1]
July 1, 2018 through July 31, 2018	285,647	$350.08	285,647	$600,000,000
August 1, 2018 through August 31, 2018	140,244	$356.54	140,244	$550,000,000
September 1, 2018 through September 30, 2018	—	$—	—	$550,000,000

1 Stock Repurchase Programs

◦	April 2016 Repurchase Program. In July 2018, we repurchased $100.0 million of our common stock on the open market, completing the April 2016 Repurchase Program.

◦
May 2018 Repurchase Program. In May 2018, we announced that our Board of Directors had authorized a plan to repurchase up to $600.0 million of our common stock. In August 2018, we repurchased $50.0 million of our common stock on the open market. As of September 30, 2018, we have $550.0 million remaining under the May 2018 Repurchase Program (Refer to Note 11 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

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

ALIGN TECHNOLOGY, INC.

November 1, 2018	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance