Form 10-Q
period 2019-06-30
ALIGN TECHNOLOGY INC
filed 2019-08-01
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-32259
____________________________
ALIGN TECHNOLOGY INC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 26, 2019 was 79,870,881.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Made to Move, Invisalign Assist, Invisalign Teen, Invisalign Go, Vivera, SmartForce, SmartTrack, SmartStage, SmileView, iTero, iTero Element, Orthocad, iCast and iRecord, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$600,697	$490,259	$1,149,668	$927,183
Cost of net revenues	168,408	124,677	315,283	234,193
Gross profit	432,289	365,582	834,385	692,990
Operating expenses:
Selling, general and administrative	267,948	212,087	515,058	411,712
Research and development	38,851	30,804	76,354	60,395
Impairments and other charges	—	—	29,782	—
Litigation settlement gain	(51,000)	—	(51,000)	—
Total operating expenses	255,799	242,891	570,194	472,107
Income from operations	176,490	122,691	264,191	220,883
Interest income	3,465	1,917	6,098	4,093
Other income (expense), net	13,892	(7,099)	8,146	(6,922)
Net income before provision for income taxes and equity in losses of investee	193,847	117,509	278,435	218,054
Provision for income taxes	43,121	7,703	51,917	10,605
Equity in losses of investee, net of tax	3,584	3,701	7,528	5,478
Net income	$147,142	$106,105	$218,990	$201,971

Net income per share:
Basic	$1.84	$1.32	$2.74	$2.52
Diluted	$1.83	$1.30	$2.71	$2.48
Shares used in computing net income per share:
Basic	79,943	80,216	79,901	80,127
Diluted	80,590	81,471	80,665	81,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$147,142	$106,105	$218,990	$201,971
Net change in foreign currency translation adjustment	213	(759)	622	283
Change in unrealized gains (losses) on investments, net of tax	192	186	276	57
Other comprehensive income (loss)	405	(573)	898	340
Comprehensive income	$147,547	$105,532	$219,888	$202,311
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$423,500	$636,899
Marketable securities, short-term	297,422	98,460
Accounts receivable, net of allowance for doubtful accounts of $4,998 and $2,378, respectively	520,094	439,009
Inventories	81,124	55,641
Prepaid expenses and other current assets	135,234	72,470
Total current assets	1,457,374	1,302,479
Marketable securities, long-term	44,969	9,112
Property, plant and equipment, net	599,611	521,329
Operating lease right-of-use assets	57,269	—
Equity method investments	—	45,913
Goodwill and intangible assets, net	78,852	81,949
Deferred tax assets	59,050	64,689
Other assets	48,892	26,987
Total assets	$2,346,017	$2,052,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,950	$64,256
Accrued liabilities	245,634	234,679
Deferred revenues	481,462	393,138
Total current liabilities	789,046	692,073
Income tax payable	98,182	78,008
Operating lease liabilities	59,140	—
Other long-term liabilities	25,967	29,486
Total liabilities	972,335	799,567
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,865 and 79,778 issued and outstanding, respectively)	8	8
Additional paid-in capital	874,275	877,514
Accumulated other comprehensive income (loss), net	(1,876)	(2,774)
Retained earnings	501,275	378,143
Total stockholders’ equity	1,373,682	1,252,891
Total liabilities and stockholders’ equity	$2,346,017	$2,052,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2019	Shares	Amount
Balance as of March 31, 2019	80,000	$8	$855,956	$(2,281)	$402,021	$1,255,704
Net income	—	—	—	—	147,142	147,142
Net change in unrealized gains (losses) from investments	—	—	—	192	—	192
Net change in foreign currency translation adjustment	—	—	—	213	—	213
Issuance of common stock relating to employee equity compensation plans	26	—	5	—	—	5
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,537)	—	—	(2,537)
Common stock repurchased and retired	(161)	—	(1,616)	—	(47,888)	(49,504)
Stock-based compensation	—	—	22,467	—	—	22,467
Balance as of June 30, 2019	79,865	$8	$874,275	$(1,876)	$501,275	$1,373,682

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2019	Shares	Amount
Balance as of December 31, 2018	79,778	$8	$877,514	$(2,774)	$378,143	$1,252,891
Net income	—	—	—	—	218,990	218,990
Net change in unrealized gains (losses) from investments	—	—	—	276	—	276
Net change in foreign currency translation adjustment	—	—	—	622	—	622
Issuance of common stock relating to employee equity compensation plans	453	—	9,614	—	—	9,614
Tax withholdings related to net share settlements of restricted stock units	—	—	(52,718)	—	—	(52,718)
Common stock repurchased and retired	(366)	—	(3,646)	—	(95,858)	(99,504)
Stock-based compensation	—	—	43,511	—	—	43,511
Balance as of June 30, 2019	79,865	$8	$874,275	$(1,876)	$501,275	$1,373,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2018	Shares	Amount
Balance as of March 31, 2018	80,144	$8	$858,632	$1,484	$267,336	$1,127,460
Net income	—	—	—	—	106,105	106,105
Net change in unrealized gains (losses) from investments	—	—	—	186	—	186
Net change in foreign currency translation adjustment	—	—	—	(759)	—	(759)
Issuance of common stock relating to employee equity compensation plans	169	—	565	—	—	565
Tax withholdings related to net share settlements of restricted stock units	—	—	(31,488)	—	—	(31,488)
Stock-based compensation	—	—	16,890	—	—	16,890
Balance as of June 30, 2018	80,313	$8	$844,599	$911	$373,441	$1,218,959

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2018	Shares	Amount
Balance as of December 31, 2017	80,040	$8	$886,435	$571	$267,274	$1,154,288
Net income	—	—	—	—	201,971	201,971
Net change in unrealized gains (losses) from investments	—	—	—	57	—	57
Net change in foreign currency translation adjustment	—	—	—	283	—	283
Issuance of common stock relating to employee equity compensation plans	669	—	8,585	—	—	8,585
Tax withholdings related to net share settlements of restricted stock units	—	—	(79,330)	—	—	(79,330)
Common stock repurchased and retired	(396)	—	(3,811)	—	(96,189)	(100,000)
Stock-based compensation	—	—	32,720	—	—	32,720
Other	—	—	—	—	385	385
Balance as of June 30, 2018	80,313	$8	$844,599	$911	$373,441	$1,218,959
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$218,990	$201,971
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	5,606	3,667
Depreciation and amortization	46,169	24,066
Impairments on long-lived assets	28,498	—
Impairment on equity investment	3,975	—
Gain from sale of equity method investment	(15,769)	—
Stock-based compensation	43,511	32,720
Equity in losses of investee	7,528	5,478
Other non-cash operating activities	12,788	4,543
Changes in assets and liabilities:
Accounts receivable	(89,055)	(44,266)
Inventories	(26,681)	(15,586)
Prepaid expenses and other assets	(48,949)	(9,366)
Accounts payable	1,847	10,743
Accrued and other long-term liabilities	1,321	(53,442)
Long-term income tax payable	9,608	1,610
Deferred revenues	95,174	54,983
Net cash provided by operating activities	294,561	217,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(80,598)	(115,295)
Purchase of marketable securities	(353,995)	(78,405)
Proceeds from maturities of marketable securities	107,021	207,475
Proceeds from sales of marketable securities	14,456	9,560
Note repayment from privately held company	6,598	—
Loan repayment from equity investee	—	30,000
Other investing activities	(14,502)	668
Net cash (used in) provided by investing activities	(321,020)	54,003
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,614	8,585
Common stock repurchases	(99,504)	(100,000)
Employees’ taxes paid upon the vesting of restricted stock units	(52,718)	(79,330)
Purchase of finance lease	(45,773)	—
Net cash used in financing activities	(188,381)	(170,745)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,467	(1,923)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(213,373)	98,456
Cash, cash equivalents, and restricted cash at beginning of the period	637,566	450,125
Cash, cash equivalents, and restricted cash at end of the period	$424,193	$548,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and six months ended June 30, 2019 and 2018, our comprehensive income for the three and six months ended June 30, 2019 and 2018, our financial position as of June 30, 2019, our stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the December 31, 2018 audited financial statements. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

We adopted Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842) in the first quarter of fiscal year 2019 by electing the transition method issued in ASU 2018-11 and the package of practical expedients available in the standard. The standard had a material impact on our Condensed Consolidated Balance Sheet as we recognized assets and liabilities related to our leases. The adoption did not have an impact to prior periods.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases-Targeted Improvements,” which provides an additional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted the guidance in the first quarter of fiscal year 2019 by electing the transition method issued in ASU 2018-11 and the package of practical expedients available in the standard. The standard had a material impact on our Condensed Consolidated Balance Sheet as we recognized assets and liabilities related to our leases. The adoption did not have an impact to prior periods.

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

(ii) Recent Accounting Updates Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments in this update, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis and early adoption is permitted. We are currently evaluating the impact of this guidance on our related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to clarify the guidance on the costs of implementing a cloud computing hosting arrangement that is a service contract. Under the amendments in this update, the entity is required to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which implementation costs under the service contract to be capitalized as an asset and which costs to expense. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 either on a retrospective or prospective basis and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Note 2. Investments and Fair Value Measurements

Marketable Securities

As of June 30, 2019 and December 31, 2018, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$29,556	$—	$—	$29,556
Corporate bonds	125,299	74	(8)	125,365
U.S. government agency bonds	20,507	2	(13)	20,496
U.S. government treasury bonds	108,945	56	(6)	108,995
Foreign bonds	12,976	14	—	12,990
Certificates of deposit	20	—	—	20
Total marketable securities, short-term	$297,303	$146	$(27)	$297,422

Long-term

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$23,879	$40	$(1)	$23,918
U.S. government treasury bonds	21,038	16	(3)	21,051
Total marketable securities, long-term	$44,917	$56	$(4)	$44,969

Short-term

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$17,793	$—	$—	$17,793
Corporate bonds	45,100	—	(48)	45,052
U.S. government agency bonds	19,981	—	(77)	19,904
U.S. government treasury bonds	15,292	—	(1)	15,291
Certificates of deposit	420	1	(1)	420
Total marketable securities, short-term	$98,586	$1	$(127)	$98,460

Long-term

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,957	$5	$(2)	$4,960
U.S. government agency bonds	1,399	8	—	1,407
U.S. government treasury bonds	2,235	9	—	2,244
Certificates of deposit	500	1	—	501
Total marketable securities, long-term	$9,091	$23	$(2)	$9,112

Cash equivalents are not included in the tables above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of June 30, 2019 and December 31, 2018. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and six months ended June 30, 2019 and 2018. For the three and six months ended June 30, 2019 and 2018, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that can have a maximum effective maturity of up to 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are primarily due to changes in interest rates and credit spreads. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately seven months and four months as of June 30, 2019 and December 31, 2018, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by contractual maturity as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
One year or less	$297,422	$98,460
Due in greater than one year	44,969	9,112
Total available for sale short-term and long-term marketable securities	$342,391	$107,572

Investments in Privately Held Companies

Our investments in privately held companies as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Equity securities under the equity method investment [1]	$—	$45,913
Equity securities without readily determinable fair values [2]	$5,887	$9,862

[1]	Refer to Note 5 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

[2]
The equity securities are reported as a nonrecurring investment within other assets in our Condensed Consolidated Balance Sheet. During the six months ended June 30, 2019, there was approximately $4.0 million of impairment resulting from an observable price change.

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

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

Description	Balance as of June 30, 2019	Level 1	Level 2
Cash equivalents:
Money market funds	$193,390	$193,390	$—
Commercial paper	15,993	—	15,993
Corporate bonds	3,716	—	3,716
U.S. government treasury bonds	8,505	8,505	—
Short-term investments:
Commercial paper	29,556	—	29,556
Corporate bonds	125,365	—	125,365
U.S. government agency bonds	20,496	—	20,496
U.S. government treasury bonds	108,995	108,995	—
Foreign bonds	12,990	—	12,990
Certificates of deposit	20	—	20
Long-term investments:
Corporate bonds	23,918	—	23,918
U.S. government treasury bonds	21,051	21,051	—
Prepaid expenses and other current assets:
Israeli funds	2,983	—	2,983
	$566,978	$331,941	$235,037

Description	Balance as of December 31, 2018	Level 1	Level 2
Cash equivalents:
Money market funds	$431,081	$431,081	$—
Commercial paper	4,681	—	4,681
Corporate bonds	3,880	—	3,880
U.S. government treasury bonds	2,195	2,195	—
Short-term investments:
Commercial paper	17,793	—	17,793
Corporate bonds	45,052	—	45,052
U.S. government agency bonds	19,904	—	19,904
U.S. government treasury bonds	15,291	15,291	—
Certificates of deposit	420	—	420
Long-term investments:
Corporate bonds	4,960	—	4,960
U.S. government agency bonds	1,407	—	1,407
U.S. government treasury bonds	2,244	2,244	—
Certificates of deposit	501	—	501
Prepaid expenses and other current assets:
Israeli funds	3,047	—	3,047
	$552,456	$450,811	$101,645

Derivative Financial Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. The net gain (loss) from the settlement of foreign currency forward contracts during the three and six months ended June 30, 2019 was not material and the net gain from the settlement of foreign currency forward contracts during both the three and six months ended June 30, 2018 was $5.4 million. As of June 30, 2019 and December 31, 2018, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€92,000	$104,871
Chinese Yuan	¥465,000	67,626
British Pound	£21,000	26,702
Canadian Dollar	C$31,000	23,706
Brazilian Real	R$83,000	21,581
Japanese Yen	¥1,800,000	16,716
Mexican Peso	M$140,000	7,263
Australian Dollar	A$3,000	2,104
Israeli Shekel	ILS74,500	20,928
		$291,497

	December 31, 2018
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€62,000	$71,095
Chinese Yuan	¥375,000	54,515
Brazilian Real	R$81,000	20,858
Canadian Dollar	C$27,000	19,808
British Pound	£13,000	16,635
Japanese Yen	¥1,700,000	15,357
Australian Dollar	A$3,000	2,114
		$200,382

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$37,094	$26,119
Work in process	25,752	13,784
Finished goods	18,278	15,738
Total inventories	$81,124	$55,641

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Tax related receivables	$54,059	$36,794
Current promissory note receivable [1]	26,699	—
Other current receivables [2]	18,826	6,511
Prepaid software and maintenance	16,682	5,938
Other prepaid expenses and current assets	18,968	23,227
Total prepaid expenses and other current assets	$135,234	$72,470

[1]	Current portion of unsecured promissory note receivable (Refer to Note 5“Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information).

[2]	Includes $16.0 million receivable from litigation settlement (Refer to Note 9“Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information).

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and benefits	$111,831	$127,109
Accrued expenses	52,791	39,323
Current operating lease liabilities	16,144	—
Accrued warranty	10,499	8,551
Accrued property, plant and equipment	9,969	8,193
Accrued sales return reserve	9,217	6,534
Accrued customer credits and deposits	8,796	12,439
Accrued sales tax and value added tax	6,864	6,276
Accrued professional fees	6,454	6,752
Accrued income taxes	4,407	5,752
Accrued sales rebate	4,210	5,668
Other accrued liabilities	4,452	8,082
Total accrued liabilities	$245,634	$234,679

Warranty

We regularly review the balance for accrued warranty and update based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Warranty accrual consists of the following activity (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$8,551	$5,929
Charged to cost of net revenues	6,000	5,728
Actual warranty expenditures	(4,052)	(4,371)
Balance at end of period	$10,499	$7,286

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred revenues - current	$481,462	$393,138
Deferred revenues - long-term [1]	$23,902	$17,051

1 Included in other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended June 30, 2019 and 2018, we recognized $600.7 million and $490.3 million of revenue, respectively, of which $68.6 million and $52.6 million was included in the deferred revenues balance at December 31, 2018 and 2017, respectively.

During the six months ended June 30, 2019 and June 30, 2018, we recognized $1.1 billion and $927.2 million of revenue, respectively, of which $137.0 million and $99.9 million was included in the deferred revenues balance at December 31, 2018 and 2017, respectively.

Our unfilled performance obligations as of June 30, 2019 were $521.4 million. These performance obligations are expected to be recognized over the next one to five years.

Align has revised certain previously disclosed amounts within this footnote. These revisions did not impact current or prior period financial statements.

Note 4. Leases

Lessee

We have operating leases for office and retail spaces, vehicles and office equipment. In April 2019, we purchased the building located in Morrisville, North Carolina which we previously leased and classified as a finance lease. We no longer have any finance leases as of June 30, 2019 (Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information).

The supplemental balance sheet information for our operating leases consist of following (in thousands):

Balance Sheet Location	June 30, 2019
Operating lease right-of-use assets [1]	$57,269

Accrued liabilities	$16,144
Operating lease liabilities	59,140
Total operating lease liabilities	$75,284

[1]
The balance is net of impairment charges recorded in the first quarter of 2019. Refer to Note 8“Impairments and Other Charges” of the Notes to Condensed Consolidated Financial Statements for more information.

The components of lease expenses consist of following (in thousands):

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost [1]	$5,498	$10,799
Variable lease cost	690	1,107
Total lease cost [2]	$6,188	$11,906

[1]	Includes short-term lease expense which are not material for the periods.

[2]	Included in operating expenses on our Condensed Consolidated Statement of Operations.

The following table provides a summary of our operating lease terms and discount rates:

Remaining Lease Term and Discount Rate	June 30, 2019

Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	4.5%

Maturities of operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2019	$10,334
2020	20,373
2021	18,381
2022	13,157
2023	9,323
Thereafter	13,081
Total lease payments	$84,649
Less: Interest	(9,365)
Total lease liabilities	$75,284

As of June 30, 2019, we had additional operating leases that have not yet commenced of $12.9 million. These operating leases will commence between the remainder of fiscal year 2019 to 2021 with lease terms of 3 years to 5 years.

Minimum future lease payments previously disclosed under ASC 840 in our Annual Report on Form 10-K for the year ended December 31, 2018 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2019	$21,429
2020	20,483
2021	18,897
2022	15,096
2023	12,400
Thereafter	18,371
Total minimum lease payments	$106,676

Lessor

In April 2019, as part of the purchase of a building located in Morrisville, North Carolina, we assumed an existing lease with a third-party for a portion of the building which is classified as an operating lease.

Lease payments due to Align as of June 30, 2019 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease
Remainder of 2019	$423
2020	859
2021	1,145
2022	1,199
2023	1,229
Thereafter	7,441
Total minimum lease payments	$12,296

For the three and six months ended June 30, 2019, operating lease income was not material.

Note 5. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SmileDirectClub, LLC (“SDC”) for $46.7 million. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. The investment was accounted for as an equity method investment and recorded in our Condensed Consolidated Balance Sheet. We recorded our proportional share of SDC’s losses within equity in losses of investee, net of tax, in our Condensed Consolidated Statement of Operations.

As a result of the arbitrator’s decision regarding SDC announced on March 5, 2019, we were ordered to tender our SDC equity interest by April 3, 2019 for a purchase price equal to the “capital account” balance as of October 31, 2017 under the terms of the investment. In April 2019, based on the “capital account” value provided by SDC, we entered into an unsecured promissory note with SDC to receive $54.2 million through February 1, 2021 in exchange for the tender of our membership interests. As a result, we derecognized the equity method investments balance of $38.4 million in exchange for an unsecured promissory note of $54.2 million which we recorded in our Condensed Consolidated Balance Sheets as of June 30, 2019. We recorded the difference of $15.8 million as a gain in the second quarter of 2019 as other income in our Condensed Consolidated Statement of Operation. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for SDC legal proceedings discussion).

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

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2019, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2018	$64,029
Adjustments [1]	(6)
Balance as of June 30, 2019	$64,023

1 The adjustments to goodwill during the period were a result of foreign currency translation.

During the fourth quarter of fiscal 2018, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2019	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2019
Trademarks	15	$7,100	$(1,976)	$(4,179)	$945
Existing technology	13	12,600	(5,549)	(4,328)	2,723
Customer relationships	11	33,500	(17,473)	(10,751)	5,276
Reacquired rights	3	7,500	(5,705)	—	1,795
Patents	8	6,796	(2,749)	—	4,047
Other	2	618	(575)	—	43
Total intangible assets		$68,114	$(34,027)	$(19,258)	$14,829

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2018	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2018
Trademarks	15	$7,100	$(1,907)	$(4,179)	$1,014
Existing technology	13	12,600	(5,268)	(4,328)	3,004
Customer relationships	11	33,500	(16,542)	(10,751)	6,207
Reacquired rights	3	7,500	(4,341)	—	3,159
Patents	8	6,796	(2,334)	—	4,462
Other	2	618	(544)	—	74
Total intangible assets		$68,114	$(30,936)	$(19,258)	$17,920

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2019 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2019	$3,045
2020	3,844
2021	3,389
2022	2,116
2023	1,495
Thereafter	940
Total	$14,829

Amortization expense for both the three months ended June 30, 2019 and 2018 was $1.5 million and amortization expense for both the six months ended June 30, 2019 and 2018 was $3.0 million.

Note 7. Credit Facilities

On February 27, 2018, we entered into a credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of February 27, 2021. The credit facility requires us to comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.0%. The margin ranges from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the maturity date. As of June 30, 2019, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Impairments and Other Charges

On March 5, 2019, we announced the outcome of the arbitration regarding SDC (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for SDC legal proceedings discussion) which required Align to close its Invisalign stores and tender Align’s equity interest in SDC by April 3, 2019. Accordingly, Align evaluated the ongoing value of the Invisalign stores’ operating lease right-of-use assets and related leasehold improvements and other fixed assets in accordance with ASC 360, Property, Plant and Equipment. Based on the evaluation, Align determined that the carrying value of these assets were not recoverable. Align evaluated the fair value of these assets in accordance with ASC 820, Fair Value Measurement, and we considered the market participant’s ability to generate economic benefits by using these assets in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. As a result, in the first quarter of 2019, we recorded impairment losses of $14.2 million for operating lease right-of-use assets and $14.3 million of leasehold improvements and other fixed assets. In addition, we also recorded $1.3 million of employee severance costs and other charges.

Note 9. Legal Proceedings

Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align, and three of our executive officers, was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between July 25, 2018 and October 24, 2018. The complaint generally alleges claims under the federal securities laws and seeks monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018 (together with the first lawsuit, the “Securities Actions”). On May 10, 2019, the lead plaintiff filed a consolidated complaint against Align and four of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018. On June 24, 2019, defendants filed a motion to dismiss the consolidated complaint. A hearing on that motion is scheduled for October 27, 2019. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in this complaint are similar to those in the derivative suits described above. On May 16, 2019, the court stayed this action pending final disposition of the Securities Action.

On February 22, 2019, a purported stockholder sent a letter to Align pursuant to 8 Del. C. § 220 demanding certain books and records for the stated purpose of investigating potential breaches of duty, corporate mismanagement, and alleged wrongdoing by fiduciaries of the Company. On April 16, 2019, Align responded and refused the demand on several legal grounds. On June 10, 2019, the purported stockholder petitioned the Superior Court of the State of California, County of Santa Clara, to issue a writ of mandate commanding Align to provide the books and records requested. Align believes the petition is without merit and intends to oppose the petition.

Align is currently unable to predict the outcome of this demand or of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (“ITC”) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align’s ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape’s Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Two of those cases are stayed pending the ITC determinations, and the other two cases are currently active in discovery and pretrial proceedings, with trial dates in April and June 2020. The ITC conducted hearings in the Section 337 investigations in September and November 2018. On March 1, 2019, the Administrative Law Judge issued an Initial Determination in one of the Section 337 investigations, finding no violation of Section 337 by 3Shape. On April 26, 2019, the Administrative Law Judge issued an Initial Determination in the second Section 337 investigations, finding no violation of Section 337 by 3Shape. Align and 3Shape each petitioned the Commission for review of the Initial Determinations. On July 18 and July 19, 2019, the Commission determined to review each Initial Determination, and sought additional briefing by the parties with respect to one of the Section 337 investigations. The current target dates for completion of the investigations are August 26 and October 8, 2019.

On May 9, 2018, 3Shape filed a complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent; the court stayed the case and it is not currently active. On June 14, 2018, 3Shape filed another complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent, which remains an active case in the early discovery phase.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanning markets. Align filed a motion to dismiss 3Shape’s complaint on October 17, 2018, and the court recently set August 1, 2019 as the hearing date for Align’s motion to dismiss. Align also moved to stay the litigation pending the outcome of its motion to dismiss. The court granted Align’s motion to stay, and thus no activity is expected until the court decides Align’s motion to dismiss at some time on or after August 1, 2019.

On December 10, 2018, Align filed three additional patent infringement lawsuits asserting 10 additional patents against 3Shape. Align filed one Section 337 complaint with the ITC alleging that 3Shape violates U.S. trade laws through unfair competition by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On December 11, 2018, Align filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape's Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. The ITC instituted the investigation, and one of the District Court cases was stayed pending the ITC determination. The remaining District Court cases are in the very early stages of discovery and pretrial proceedings. The ITC investigation is set for an evidentiary hearing on October 24, 2019.

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

Simon & Simon

On March 14, 2019, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action on behalf of itself and a putative class of similarly-situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Align filed a motion to dismiss the complaint on April 5, 2019, and the court recently set August 1, 2019 as the hearing date for Align’s motion to dismiss. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself in both cases.

SDC Dispute

In February 2018, we received a communication on behalf of SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the SDC Entities) alleging that the launch and operation of the Invisalign store pilot program constituted a breach of non-compete provisions applicable to the members of SDC Financial LLC, including Align. As a result of this alleged breach, SDC Financial LLC notified us that its members (other than Align) sought to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current “capital account” balance of Align. The SDC Entities’ communication also alleged that Align breached confidentiality provisions applicable to the SDC Financial LLC members and demanded that Align cease all activities related to the Invisalign store pilot project, close existing Invisalign stores and cease using SDC’s confidential information. In April 2018, the SDC Entities instigated confidential arbitration proceedings and filed a complaint in the Chancery Court of Davidson County, State of Tennessee that sought, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign store pilot project, require Align to close existing Invisalign stores, prohibit Align from opening any additional stores, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to Align's current “capital account” balance.
On June 29, 2018, the Chancery Court of Davidson County, State of Tennessee denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign stores. During December 2018, the parties participated in binding arbitration proceedings and presented closing arguments on January 23, 2019. The arbitrator issued his decision on March 4, 2019. The arbitrator found that Align breached the non-compete provision applicable to the members of SDC Financial LLC and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. The arbitrator ordered Align to close its Invisalign stores by April 3, 2019, and enjoined Align from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners, and enjoined Align from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of the non-compete provision to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, a price which is significantly below the current fair market value of such investment. No financial damages were awarded to the SDC Entities. The SDC Entities filed a motion to confirm the Award, which Align did not oppose, in the Circuit Court for Cook County, Illinois. The motion to confirm the Award was granted on April 29, 2019.

As required by the Award, on April 3, 2019, Align had closed its Invisalign stores, returned SDC’s alleged confidential information, and tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance as of October 31, 2017. Align disputes the “capital account” balance as of October 31, 2017 as provided by the SDC Entities. Align has filed a demand for arbitration regarding the SDC Entities’ calculation of that balance and the SDC Entities have filed a contempt motion with the Illinois court regarding the proper calculation of the amount.

Straumann Group Litigation Settlement

In March 2019, we entered into an agreement with Straumann Group to settle all outstanding patent disputes in the U.S., the U.K., and Brazil, including those involving ClearCorrect, a subsidiary of Straumann Group. Under the terms of the settlement, Straumann Group paid Align $35.0 million on March 29, 2019. In addition, we also signed a non-binding letter of intent with Straumann Group for a 5-year global development and distribution agreement whereby Straumann would distribute 5,000 iTero Element scanners which would be fully integrated into the Straumann/Dental Wings CARES®/DWOS® workflow. The agreement provided that if for any reason the companies chose not to enter into the development and distribution agreement by July 2, 2019 or by a mutually agreed extended date, Straumann Group would pay Align an additional $16.0 million in lieu of the development and distribution agreement. In June 2019, the parties terminated the discussions regarding a possible development and distribution agreement and, as a result, Straumann owed us the additional $16.0 million as of June 30, 2019, which was subsequently paid in July 2019. In the second quarter of 2019, we recognized a litigation settlement gain of $51.0 million.

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

Note 10. Commitments and Contingencies

Other Commitments

On January 15, 2019, we entered into a Purchase Agreement to purchase five floors of a building under construction in Petach Tivka, Israel (the "Property") for a purchase price of approximately $27.0 million with an option to purchase additional three floors. The purchase price will be paid in six installments according to construction milestones and the delivery of the Property will be throughout 2019 and 2020.

On January 29, 2019, we entered into a Purchase and Sale Agreement to purchase a building located in Morrisville, North Carolina, which we previously leased as a finance lease, for a purchase price of $58.1 million subject to adjustments. The purchase was closed in April 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2019, we did not have any material indemnification claims that were probable or reasonably possible.

Note 11. Stockholders’ Equity

Summary of Stock-Based Compensation Expense

As of June 30, 2019, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 5,315,116 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of net revenues	$1,278	$900	$2,390	$1,781
Selling, general and administrative	18,037	13,216	34,927	25,794
Research and development	3,152	2,774	6,194	5,145
Total stock-based compensation	$22,467	$16,890	$43,511	$32,720

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expenses was recognized as of December 31, 2015. During the six months ended June 30, 2019, 8,187 stock options were exercised at a weighted average exercise price of $8.07 per share. As of June 30, 2019, there were no options outstanding and exercisable.

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. A summary for the six months ended June 30, 2019 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2018	931	$129.39
Granted	269	256.81
Vested and released	(391)	100.51
Forfeited	(43)	171.64
Nonvested as of June 30, 2019	766	$186.47	1.5	$209,599

As of June 30, 2019, we expect to recognize $114.2 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.4 years.

Market-performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to our executive officers. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of a stock market index over the vesting period, and certain MSU grants are also based on Align’s stock price at the end of the performance period. Generally, the vesting period of MSUs is three years. For MSUs granted during the six months ended June 30, 2019, the maximum number of MSUs which will be eligible to vest are 250% of the MSUs initially granted.

A summary for the six months ended June 30, 2019 is as follows:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2018	324	$215.07
Granted	133	245.69
Vested and released	(179)	72.74
Forfeited	(5)	265.42
Nonvested as of June 30, 2019	273	$322.53	1.6	$74,615

As of June 30, 2019, we expect to recognize $51.9 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.6 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2019, we have 490,417 shares available for future issuance.

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

As of June 30, 2019, there was $7.5 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.8 year.

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

In February 2019, we repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $243.42 per share, including commission for an aggregate purchase price of $50.0 million. In May 2019, we repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $307.48 per share, including commission for an aggregate price of $49.5 million. As of June 30, 2019, we have $400.5 million available for repurchase under the May 2018 Repurchase Program. On July 30, 2019, we entered into an accelerated stock repurchase agreement (“2019 ASR”) to repurchase $200.0 million of our common stock. We paid $200.0 million on July 31, 2019 and received an initial delivery of approximately 0.7 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2019 ASR, less an agreed upon discount.

Note 13. Accounting for Income Taxes

Our provision for income taxes was $43.1 million and $7.7 million for the three months ended June 30, 2019 and 2018, respectively, representing effective tax rates of 22.2% and 6.6%, respectively. Our provision for income taxes was $51.9 million and $10.6 million for the six months ended June 30, 2019 and 2018, respectively, representing effective tax rates of 18.6% and 4.9%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018, respectively, mainly as a result of the recognition of excess tax benefits related to stock-based compensation and certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates.

The increase in effective tax rate for the three and six months ended June 30, 2019 compared to the same periods in 2018 is primarily attributable to reduction in excess tax benefits related to stock-based compensation resulting from the unfavorable tax impact of Internal Revenue Service (“IRS”) Notice 2018-68 issued in August 2018, which limited our officers’ stock compensation deductions. For the three and six months ended June 30, 2019, we recognized excess tax benefits of $1.2 million and $13.1 million, respectively, in our provision for income taxes.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and the Netherlands. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2015. We are currently under examination by the IRS for tax years 2015 and 2016. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2011.

Our total gross unrecognized tax benefits, excluding interest and penalties, was $42.7 million and $33.3 million as of June 30, 2019 and December 31, 2018, respectively, a material amount of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of June 30, 2019 was not material. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

As of December 31, 2018, our undistributed earnings of our foreign subsidiaries totaled $533.5 million. As a result of the TCJA, during the year ended December 31, 2017, we provided for U.S. income taxes on undistributed foreign earnings through December 31, 2017, and we have reassessed our capital needs and investment strategy with regard to the indefinite reinvestment, determining that certain of those are no longer indefinitely reinvested. Of the total undistributed foreign earnings as of December 31, 2018, the amount that is not indefinitely reinvested is $239.2 million. The remaining amount of undistributed foreign earnings of approximately $294.3 million continues to be indefinitely reinvested in our international operations. Since U.S. income taxes have already been provided under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the TCJA, the additional tax impact of the distribution of such foreign earnings to the U.S. parent company would be limited to withholding taxes and is not significant.

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2019 and 2018. For the three and six months ended June 30, 2019, the reduction in income taxes due to the reduced tax rate was minimal.

Note 14. Net Income per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes RSUs, MSUs and our ESPP.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$147,142	$106,105	$218,990	$201,971
Denominator:
Weighted average common shares outstanding, basic	79,943	80,216	79,901	80,127
Dilutive effect of potential common stock	647	1,255	764	1,448
Total shares, diluted	80,590	81,471	80,665	81,575

Net income per share, basic	$1.84	$1.32	$2.74	$2.52
Net income per share, diluted	$1.83	$1.30	$2.71	$2.48

For the three and six months ended June 30, 2019 and 2018, potentially anti-dilutive shares excluded from diluted net income per share related to RSUs, MSUs and ESPP were not material.

Note 15. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Six Months Ended June 30,
	2019	2018
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$12,202	$20,854
Conversion of convertible notes receivable into equity securities	$—	$4,862
Issuance of promissory note in exchange for sale of equity method investment	$54,154	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,020	$—
Investing cash flows from finance leases [1]	$10,896	$—
Financing cash flows from finance leases	$45,773	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,066	$—
Finance leases	$51,064	$—

[1]
A portion of finance lease purchase payment relates to leasing a part of the building to a third party as a lessor. This amount is included in Other Investing Activities in our Condensed Consolidated Statements of Cash Flows (Refer to Note 4 “Leases” of the Notes to Condensed Consolidated Financial Statements for more information).

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues	2019	2018	2019	2018
Clear Aligner	$496,702	$433,241	$965,907	$818,746
Scanner	103,995	57,018	183,761	108,437
Total net revenues	$600,697	$490,259	$1,149,668	$927,183
Gross profit
Clear Aligner	$366,142	$331,612	$717,500	$628,588
Scanner	66,147	33,970	116,885	64,402
Total gross profit	$432,289	$365,582	$834,385	$692,990
Income from operations
Clear Aligner	$244,029	$190,287	$402,670	$351,741
Scanner	39,267	17,670	67,526	33,752
Unallocated corporate expenses	(106,806)	(85,266)	(206,005)	(164,610)
Total income from operations	$176,490	$122,691	$264,191	$220,883
Depreciation and amortization
Clear Aligner	$11,277	$6,759	$22,412	$13,143
Scanner	2,451	1,169	4,548	2,273
Unallocated corporate depreciation and amortization	9,763	4,704	19,209	8,650
Total depreciation and amortization	$23,491	$12,632	$46,169	$24,066
Impairments and other charges
Clear Aligner	$—	$—	$29,782	$—
Scanner	—	—	—	—
Unallocated corporate impairments and other charges	—	—	—	—
Total impairments and other charges	$—	$—	$29,782	$—

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segment income from operations	$283,296	$207,957	$470,196	$385,493
Unallocated corporate expenses	(106,806)	(85,266)	(206,005)	(164,610)
Total income from operations	176,490	122,691	264,191	220,883
Interest income	3,465	1,917	6,098	4,093
Other income (expense), net	13,892	(7,099)	8,146	(6,922)
Net income before provision for income taxes and equity in losses of investee	$193,847	$117,509	$278,435	$218,054

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues [1]:
United States	$296,655	$254,020	$575,660	$491,123
The Netherlands	192,188	156,428	366,932	295,959
China	44,823	38,431	87,439	64,017
Other International	67,031	41,380	119,637	76,084
Total net revenues	$600,697	$490,259	$1,149,668	$927,183

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets are presented below by geographic area (in thousands):

	June 30, 2019	December 31, 2018
Long-lived assets [2]:
The Netherlands	$226,068	$206,679
United States	170,191	139,239
Costa Rica	82,186	80,218
China	57,176	36,249
Mexico	38,094	33,240
Other International	83,165	25,704
Total long-lived assets	$656,880	$521,329

2 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our intra-oral scanner sales in international markets, our belief that technology features and functionality of our iTero scanners will increase adoption of Invisalign and increase sales of our intra-oral scanners, our expectations regarding the financial and strategic benefits of establishing regional order acquisition, treatment planning and manufacturing facilities, our expectations regarding the impact additional sales representatives will have on our sales in 2019, our expectations regarding the continued expansion of our international markets, including our expectation that international revenues will grow at a faster rate then Americas for the foreseeable future, our expectation regarding customer and consumer purchasing behavior, including expectations related to the consumer demand environment in China especially for U.S. based products and services, our expectation to incur additional costs related to the planned corporate structure reorganization, our expectations regarding potential additional litigation with SDC Financial LLC and certain affiliates regarding the “capital account” balance and other matters, the level of our operating expenses and gross margins, our expectations regarding stock repurchases in the third quarter of 2019 and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

◦
We launched Invisalign treatment with Mandibular Advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This offering combines the benefits of our clear aligner system with features for moving the lower jaw forward while simultaneously aligning the teeth. Invisalign treatment with Mandibular Advancement is available in Canada, select Europe, Middle East and Africa (“EMEA”), Asia

Pacific (“APAC”) and Latin America (“LATAM”) countries, Canada and, in the U.S. starting November 2018 as we received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration in October 2018.

◦
In April 2018, we announced a new Invisalign Go product with more user-friendly iTero digital chairside experience and greater flexibility to treat a wider range of mild to moderate cases, such as crowded or gap teeth that require teeth straightening prior to restorative treatments. Invisalign Go is available to Invisalign-trained doctors in the U.S., the majority of European countries as well as in select APAC markets. Invisalign Go also incorporates new data-driven clinical protocols for predictable tooth movement and automated case assessments that leverages our Invisalign patients treated to date. These improvements make it easier for general practitioner (“GP”) dentists to tailor their treatment plans to the individual needs of each patient.

◦
Beginning July 2018, Invisalign First clear aligners, a treatment option designed with features specifically for younger patients with early mixed dentition, were available to Invisalign-trained doctors in North America and select EMEA, APAC and LATAM countries. Invisalign First clear aligners are designed specifically to address a broad range of younger patients’ malocclusions, including shorter clinical crowns, management of erupting dentition and predictable dental arch expansion. Phase 1 treatment is an early interceptive orthodontic treatment for young patients, traditionally done through arch expanders, or partial metal braces, before all permanent teeth have erupted, typically at ages seven through ten years.

•
New iTero Products and Technology Innovation. The iTero scanner is an important component to our customer experience and is central to a digital approach as well as overall customer utilization of Invisalign.

◦
In April 2018, we expanded the iTero Element portfolio with the launch of the iTero Element 2 and the iTero Element Flex scanners, building on the existing high precision, full-color imaging and fast scan times of the iTero Element portfolio while streamlining orthodontic and restorative workflows. The next-generation iTero Element 2 is designed for greater performance with 2X faster start-up and 25% faster scan processing time compared to the iTero Element. The new iTero Element Flex wand-only configuration is a portable scanner for easy transport from office to office. iTero Element 2 and iTero Element Flex are currently available in Canada, the U.S., and a majority of EMEA and APAC countries. The existing iTero Element scanner will continue to be available in all markets.

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

◦
In February 2019, we announced the launch of iTero Element 5D Imaging System for comprehensive, preventative and restorative oral care. The iTero Element 5D Imaging System provides a new comprehensive approach to clinical applications, workflows and user experience that expands the suite of existing high-precision, full color imaging and fast scan times of the iTero Element portfolio. The iTero Element 5D Imaging System is available in the majority of EMEA and select APAC countries. The iTero Element 5D Imaging System is not yet available in the U.S. or Latin America.

◦
In June 2019, we announced the launch of iTero Element Foundation intraoral scanner with restorative software. The iTero Element Foundation extends Align’s portfolio of intraoral scanners with powerful 3D visualization to better meet the needs of doctors, labs and patients. The iTero Element Foundation is available in North America and Japan and will also be available in select Asia Pacific and in select EMEA countries later this year.

We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

The use of iTero and other digital scanners for Invisalign case submission in place of PVS impressions continues to grow and remains a positive catalyst for Invisalign utilization. For the second quarter of 2019, total Invisalign cases submitted with a digital scanner in the Americas increased to 77.4%, up from 76.1% in the first quarter of 2019. International scans increased to 60.8%, up from 59.3% in the first quarter of 2019. We believe that over the long-term, technology innovation and added features and functionality of our iTero scanners will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as “utilization rates.” Our quarterly utilization rates for the last five quarters are as follows:

* Invisalign utilization rates is calculated by the # of cases shipped divided by the # of doctors cases were shipped to. We report International region to include EMEA and APAC. LATAM is excluded from above chart as it is not material.

◦	Total utilization in the second quarter of 2019 increased to 6.2 cases per doctor compared to 6.0 cases in the second quarter of 2018.

▪
North America: Utilization among our North American orthodontist customers reached an all time high in the second quarter of 2019 at 18.9 cases per doctor, compared to 16.4 cases per doctor utilized in the second quarter of 2018 while utilization among our North American GP remained flat at 3.6 cases per doctor for both the second quarter of 2019 and 2018. The increase in North American orthodontist utilization in the second quarter of 2019 reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪
International: International doctor utilization was 5.7 cases per doctor in the second quarter of 2019 compared to 5.6 in the second quarter of 2018. The increase in International utilization reflects increased utilization and continued expansion of our customer base due to increasing adoption of the product due in part to its ability to treat more complex cases.

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

•
Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. During the six months ended June 30, 2019, we trained 10,545 new Invisalign doctors of which 4,615 were trained in the Americas region and 5,930 in the International region. In 2018, we trained a total of 19,655 new Invisalign doctors, of which 7,885 were trained in the Americas region and 11,770 in the International region.

•
International Invisalign Growth. We continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals in the EMEA and APAC markets. On a year-over-year basis, our International Invisalign volume increased 36.7% driven primarily by increased adoption as well as expansion of our customer base in both the EMEA and APAC regions. However, in the second quarter of 2019, we experienced softness in China related to a tougher consumer demand environment. Notwithstanding the current consumer sentiment in China, we continue to see growth from our international orthodontists and GP customers and are seeing more positive traction in the GP channel as we continue to segment our sales and marketing resources and programs specifically around each customer channel. We believe that continuous product introductions and feature improvements, such as Invisalign treatment with mandibular advancement, provide our customers with continued confidence in treating complex cases as well as teen-aged patients with Invisalign clear aligners. In 2019, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in select country markets. We expect International revenues to continue to grow at a faster rate than the Americas for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunities and our relatively low market penetration of these regions. Our future growth is dependent upon the continued growth of Invisalign adoption and international market penetration (Refer to Item 1A Risk Factors - “We depend on the sale of the Invisalign System for the vast majority of our net revenues, and any decline in sales of Invisalign treatment for any reason, or a decline in average selling prices would adversely affect net revenues, gross margin and net income.” and “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Increasing Competition. In the second quarter of 2019, we experienced slower adult case growth from North American orthodontists, reflecting a more competitive environment especially for the young adult demographic. Given increased awareness for direct to consumer clear aligners and heavy advertising spend from direct to consumer players, case starts may be shifting away from traditional practices. We also believe that doctors are sampling alternative products and/or taking advantage of wires and brackets bundles that essentially give clear aligners away for free or at very low prices. In the third quarter of 2019, we are increasing investment in consumer demand with a new advertising campaign for North America and expanding marketing programs such as our Concierge Service, which connects potential patients with Invisalign doctors increasing conversion and loyalty. In addition, we are launching new sales tools and professional marketing materials and we also expect to see increased productivity from approximately 100 sales representatives we added in the first quarter of 2019. If, however, we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed (Refer to Item 1A Risk Factors “Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors and other companies that may introduce new technologies in the future.” for information on related risk factors).

•
Establish Regional Order Acquisition, Treatment Planning and Manufacturing Operations. We will continue to establish and expand additional order acquisition, treatment planning and manufacturing operations closer to our international customers in order to improve our operational efficiency and to provide doctors confidence in using Invisalign clear aligners to treat more patients and more often. In the fourth quarter of 2018, we began fabricating our aligners in our new manufacturing facility in Ziyang, China, our first aligner fabrication facility outside of Juarez, Mexico. We continue to expect that it will take several quarters to ramp this facility up to full capacity and, as a result, manufacturing labor and overhead in this facility will be underutilized during this transition period (Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity and operational efficiencies at our manufacturing and treat facilities” for information on related risk factors).

•
Corporate Structure Reorganization. Given our continued growth and expansion internationally, we are reorganizing our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. The new corporate structure may also allow us to obtain financial and operational efficiencies after they are implemented. As part of this corporate structure reorganization, we intend to relocate our European headquarters from the Netherlands to Switzerland. We expect the relocation to be completed in early 2020. As a result, we will continue to incur expenses in the near term and expect to realize the related benefits in subsequent years. The implementation of this reorganization plan may be disruptive to our business, and, following completion of the reorganization plan, our business may not be more efficient or effective than prior to implementation of the plan. Our reorganization activities, including any related expenses and the impact from affected employees, could have a material adverse effect on our business, operating results, and financial condition (Refer to Item 1A Risk Factors - “We may experience unexpected issues and expenses associated with the corporate structure reorganization, including the relocation of our European headquarters to Switzerland” for information on related risk factors).

•
Straumann Group Litigation Settlement. In March 2019, we entered into an agreement with Straumann Group to settle all outstanding patent disputes in the U.S., the U.K., and Brazil, including those involving ClearCorrect, a subsidiary of Straumann Group. Under the terms of the settlement, Straumann Group paid Align $35.0 million on March 29, 2019. In addition, we also signed a non-binding letter of intent with Straumann Group for a 5-year global development and distribution agreement whereby Straumann would distribute 5,000 iTero Element scanners which would be fully integrated into the Straumann/Dental Wings CARES®/DWOS® workflow. The agreement provided that if for any reason the companies chose not to enter into the development and distribution agreement by July 2, 2019 or by a mutually agreed extended date, Straumann Group would pay Align an additional $16.0 million in lieu of the development and distribution agreement. In June 2019, the parties terminated the discussions regarding a possible development and distribution agreement and as a result, Straumann owed us the additional $16.0 million as of June 30, 2019, which was subsequently paid in July 2019. In the second quarter of 2019, we recognized a litigation settlement gain of $51.0 million (Refer to Note 9 "Legal Proceedings" of the Notes to Consolidated Financial Statements for details).

•
SmileDirectClub. In March 2019, we announced the outcome of the arbitration of the claims asserted against us by SDC Financial LLC, SmileDirectClub LLC, and the members of SDC Financial LLC other than the company (collectively, the SDC Entities). The arbitrator ordered us to close our Invisalign stores by April 3, 2019, enjoined us from opening new Invisalign stores or providing certain services in physical retail establishments, and enjoined us from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of the non-compete provision to August 18, 2022. The arbitrator also ordered us to tender our SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance of Align as of October 31, 2017. No financial damages were awarded to the SDC Entities. In the first quarter of 2019, we recorded charges related to the store closures of approximately $29.8 million, composed of impairments related to the right of use lease assets, leasehold improvements and other fixed assets along with employee severance expenses. These amounts represent estimates which are subject to change as management finalizes its assessment. Changes to these estimates may be material. On April 3, 2019, we had closed all Invisalign stores and returned all of SDC’s confidential information. We also tendered our membership interests to the SDC Entities for a purchase price that SDC claims to be the “capital account” balance of Align as of October 31, 2017. As a result, we recorded a $15.8 million gain in the second quarter of 2019 as other income in our Condensed Consolidated Statement of Operation. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance. We anticipate that there may be additional litigation with the SDC Entities regarding the “capital account” balance and other issues relating to the Award and the parties’ relationship (Refer to Note 9 "Legal Proceedings" of the Notes to Consolidated Financial Statements for details on SDC dispute and Refer to Note 8 "Impairments and Other Charges" of the Notes to Consolidated Financial Statements for details on impairments).

•	Expenses. We expect expenses to increase in 2019 due in part to:

◦	Investments in manufacturing capacity and facilities to enhance our regional capabilities;

◦	Investments in international expansion in new country markets;

◦	Investments in expansion of number of direct sales force personnel;

◦	Increase in sales, marketing and customer support resources including our new advertising campaign;

◦	Product and technology innovation to enhance product efficiency and operational productivity;

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

•
Stock Repurchases. During the six months ended June 30, 2019, we repurchased $99.5 million of our common stock on the open market. As of June 30, 2019, we have $400.5 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018. On July 30, 2019, we entered into an accelerated share repurchase agreement (“2019 ASR”) to repurchase $200.0 million of our common stock. We paid $200.0 million on July 31, 2019 and received an initial delivery of approximately 0.7 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2019 ASR, less an agreed upon discount (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

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

Net revenues for our Clear Aligner and Scanner segments by region for the three and six months ended June 30, 2019 and 2018 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2019	2018	Net Change	% Change	2019	2018	Net Change	% Change
Clear Aligner revenues:
Americas	$248.5	$234.0	$14.5	6.2%	$493.9	$443.6	$50.3	11.3%
International	216.5	173.0	43.5	25.1%	411.3	324.7	86.6	26.7%
Non-case	31.7	26.2	5.5	20.9%	60.7	50.4	10.3	20.3%
Total Clear Aligner net revenues	$496.7	$433.2	$63.5	14.6%	$965.9	$818.7	$147.2	18.0%
Scanner net revenues	104.0	57.0	47.0	82.4%	183.8	108.4	75.3	69.5%
Total net revenues	$600.7	$490.3	$110.4	22.5%	$1,149.7	$927.2	$222.5	24.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2019	2018	Net Change	% Change	2019	2018	Net Change	% Change
Americas	212.7	198.0	14.7	7.4%	425.9	374.5	51.4	13.7%
International	165.8	121.3	44.5	36.7%	312.0	226.8	85.2	37.6%
Total case volume	378.5	319.2	59.2	18.6%	737.9	601.3	136.6	22.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2019, total net revenues increased by $110.4 million and $222.5 million, respectively, as compared to the same periods in 2018 primarily as a result of Invisalign case and scanner volume growth across all regions.

Clear Aligner - Americas

For the three months ended June 30, 2019, Americas net revenues increased by $14.5 million as compared to the same period in 2018 primarily due to Invisalign case volume growth across all channels and products which increased net revenues by $17.4 million. This increase was offset in part by lower average selling prices (“ASP”) which was mainly the result of higher promotional discounts which reduced net revenues by $9.5 million, increased net revenue deferrals by $7.4 million, and unfavorable foreign exchange rates which reduced net revenues by $2.1 million. This ASP decline was partially offset by higher prices from the products introduced in July 2018 which increased net revenues by $9.7 million and a product mix shift towards higher priced products which increased net revenues $4.4 million.

For the six months ended June 30, 2019, Americas net revenues increased by $50.3 million as compared to the same period in 2018 primarily due to Invisalign case volume growth across all channels and products which increased net revenues by $60.9 million. This increase was offset in part by lower ASP which was mainly the result of higher promotional discounts which reduced net revenues by $17.1 million, increased net revenues deferrals by $11.0 million, and unfavorable foreign exchange rates which reduced net revenues by $4.5 million. This ASP decline was partially offset by higher prices from the products introduced in July 2018 which increased net revenues by $16.9 million and a product mix shift towards higher priced products which increased net revenues $2.9 million.

Clear Aligner - International

For the three months ended June 30, 2019, International net revenues increased by $43.5 million as compared to the same period in 2018 primarily driven by case volume growth across all channels and products which increased net revenues by $63.5 million. This increase was partially offset by lower ASP which reduced net revenues by $20.0 million. The ASP decline was mainly the result of unfavorable foreign exchange rates which reduced net revenues by $13.9 million, higher promotional discounts which reduced net revenues by $8.2 million, and a product mix shift towards lower priced products which reduced net revenues by $6.4 million. These were partially offset by $8.4 million due to higher prices from the products introduced in July 2018, along with a benefit from going direct in several additional countries, and therefore, we now recognize direct sales at full ASP rather than the discounted distributor ASP, which increased net revenues by $1.5 million.

For the six months ended June 30, 2019, International net revenues increased by $86.6 million as compared to the same period in 2018 primarily driven by case volume growth across all channels and products which increased net revenues by $122.0 million. This increase was partially offset by lower ASP which reduced net revenues by $35.4 million. The ASP decline was mainly the result of unfavorable foreign exchange rates which reduced net revenues by $25.3 million, higher promotional discounts which reduced net revenues by $17.2 million, and a product mix shift towards lower priced products which reduced net revenues by $13.1 million. These were partially offset by $14.9 million due to higher prices from the products introduced in July 2018, along with a benefit from going direct in several additional countries, and therefore, we now recognize direct sales at full ASP rather than the discounted distributor ASP, which increased net revenues by $4.9 million.

Clear Aligner - Non-Case

For the three and six months ended June 30, 2019, non-case net revenues, consisting of Vivera Retainers, training fees and other product revenues, increased by $5.5 million and $10.3 million, respectively, as compared to the same periods in 2018. This was primarily due to increased Vivera volume across all regions, which increased revenues by $4.6 million and $9.1 million, respectively.

Scanner

For the three months ended June 30, 2019, scanner and services net revenues increased by $47.0 million as compared to the same period in 2018. This increase is primarily due to an increase in the number of scanners recognized which increased revenues by $39.6 million, and a larger scanner install base which resulted in higher computer-aided design/computer-aided manufacturing (“CAD/CAM”) services which increased net revenues by $10.0 million. The increase was partially offset by a decrease in scanner ASP which decreased net revenues by $2.6 million, mostly attributable to higher discounts.

For the six months ended June 30, 2019, scanner and services net revenues increased by $75.3 million as compared to the same period in 2018. This increase is primarily due to an increase in the number of scanners recognized which increased net revenues by $48.7 million, and a larger scanner install base which resulted in higher CAD/CAM services which increased net revenues by $20.1 million. Additionally, net revenues increased by $6.5 million due to an increase in scanner ASP mostly attributable to higher prices from the scanner products introduced in May 2018 and price increases in North America and APAC.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Clear Aligner
Cost of net revenues	$130.6	$101.6	$28.9	$248.4	$190.2	$58.2
% of net segment revenues	26.3%	23.5%		25.7%	23.2%
Gross profit	$366.1	$331.6	$34.5	$717.5	$628.6	$88.9
Gross margin %	73.7%	76.5%		74.3%	76.8%
Scanner
Cost of net revenues	$37.8	$23.0	$14.8	$66.9	$44.0	$22.8
% of net segment revenues	36.4%	40.4%		36.4%	40.6%
Gross profit	$66.1	$34.0	$32.2	$116.9	$64.4	$52.5
Gross margin %	63.6%	59.6%		63.6%	59.4%
Total cost of net revenues	$168.4	$124.7	$43.7	$315.3	$234.2	$81.1
% of net revenues	28.0%	25.4%		27.4%	25.3%
Gross profit	$432.3	$365.6	$66.7	$834.4	$693.0	$141.4
Gross margin %	72.0%	74.6%		72.6%	74.7%

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

Clear Aligner

For the three and six months ended June 30, 2019, our gross margin percentage decreased as compared to the same periods in 2018 primarily due to an increase in aligners per case driven by additional aligners and lower ASP.

Scanner

For the three months ended June 30, 2019, our gross margin increased compared to the same period in 2018 primarily driven by manufacturing efficiencies offset in part by a lower ASP.

For the six months ended June 30, 2019, our gross margin increased compared to the same period in 2018 primarily driven by manufacturing efficiencies and a higher ASP.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Selling, general and administrative	$267.9	$212.1	$55.9	$515.1	$411.7	$103.3
% of net revenues	44.6%	43.3%		44.8%	44.4%

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

For the three months ended June 30, 2019, selling, general and administrative expense increased compared to the same period in 2018 primarily due to higher compensation related costs of $31.8 million mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits partially due to investments in sales coverage and international expansion. We also incurred higher expenses from legal and outside service costs of $8.8 million, advertising and marketing costs of $8.0 million, equipment, software and maintenance costs of $4.0 million and depreciation and amortization costs of $3.4 million.

For the six months ended June 30, 2019, selling, general and administrative expense increased compared to the same period in 2018 primarily due to higher compensation related costs of $63.8 million mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits partially due to investments in sales coverage and international expansion. We also incurred higher expenses from legal and outside service costs of $18.3 million, advertising and marketing costs of $8.2 million, equipment, software and maintenance costs of $8.1 million and depreciation and amortization costs of $7.9 million.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Research and development	$38.9	$30.8	$8.0	$76.4	$60.4	$16.0
% of net revenues	6.5%	6.3%		6.6%	6.5%

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

For the three and six months ended June 30, 2019, research and development expense increased compared to the same periods in 2018 primarily due to higher compensation costs mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits.

Impairments and other charges (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Impairments and other charges	$—	$—	$—	$29.8	$—	$29.8
% of net revenues	—%	—%		2.6%	—%
For the three months ended June 30, 2019, there were no impairments and other charges.
For the six months ended June 30, 2019, we recorded impairments and other charges of $29.8 million due to costs related to the Invisalign store closures. The impairments and other charges are comprised of operating lease right-of-use assets impairments of $14.2 million, store leasehold improvement and other fixed asset impairments of $14.3 million, and employee severance and other expenses of $1.3 million (Refer to Note 8“Impairments and Other Charges” and Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information).

Litigation settlement gain (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Litigation settlement gain	$(51.0)	$—	$(51.0)	$(51.0)	$—	$(51.0)
% of net revenues	(8.5)%	—%		(4.4)%	—%
For the three and six months ended June 30, 2019, we recorded a gain of $51.0 million due to the litigation settlement with Straumann (Refer to Note 9 “ Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information).

Income from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Clear Aligner
Income from operations	$244.0	$190.3	$53.7	$402.7	$351.7	$50.9
Operating margin %	49.1%	43.9%		41.7%	43.0%
Scanner
Income from operations	$39.3	$17.7	$21.6	$67.5	$33.8	$33.8
Operating margin %	37.8%	31.0%		36.7%	31.1%
Total income from operations [1]	$176.5	$122.7	$53.8	$264.2	$220.9	$43.3
Operating margin %	29.4%	25.0%		23.0%	23.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 16 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Consolidated Income from Operations.

Clear Aligner

For the three months ended June 30, 2019, our operating margin percentage increased compared to the same period in 2018 primarily due to a gain recognized from the litigation settlement with Straumann partially offset by an increase in aligners per case driven by additional aligners in addition to lower ASP.

For the six months ended June 30, 2019, our operating margin percentage decreased compared to the same period in 2018 primarily due to increase in aligners per case driven by additional aligners in addition to lower ASP. The operating margin decrease was partially offset by a lower operating expenses due to a gain recognized from the litigation settlement with Straumann offset in part by costs related to the Invisalign store closures.

Scanner

For the three months ended June 30, 2019, our operating margin percentage increased compared to the same period in 2018 as we leveraged our operating expenses on higher Scanner revenues in addition to manufacturing efficiencies offset in part by a lower ASP.

For the six months ended June 30, 2019, our operating margin percentage increased compared to the same period in 2018 as we leveraged our operating expenses on higher Scanner revenues in addition to manufacturing efficiencies and a higher ASP.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest income	$3.5	$1.9	$1.5	$6.1	$4.1	$2.0
% of net revenues	0.6%	0.4%		0.5%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest includes interest income earned on cash, cash equivalents and investment balances.

For the three and six months ended June 30, 2019, interest income increased compared to the same periods in 2018 mainly due to a larger investment portfolio.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Other income (expense), net	$13.9	$(7.1)	$21.0	$8.1	$(6.9)	$15.1
% of net revenues	2.3%	(1.4)%		0.7%	(0.7)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three and six months ended June 30, 2019, other income (expense), net increased compared to the same periods in 2018 primarily due to a $15.8 million gain from the sale of our investment in SDC along with change in exchange rates. In addition, for the six months ended June 30, 2019, the increase was partially offset by a $4.0 million impairment of our equity investment in a privately held company (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for details on SDC legal proceedings discussion).

Equity in losses of investee, net of tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Equity in losses of investee, net of tax	$3.6	$3.7	$(0.1)	$7.5	$5.5	$2.1
% of net revenues	0.6%	0.8%		0.7%	0.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended June 30, 2019, equity in losses of investee, net of tax was consistent compared to the same period in 2018. We recognized equity in losses of investee, net of tax on a three-month lag basis. As a result of the arbitrator’s decision regarding SDC announced on March 5, 2019, we tendered our SDC equity interest on April 3, 2019 and will no longer incur equity in losses of investee, net of tax in the future related to SDC.

For the six months ended June 30, 2019, equity in losses of investee, net of tax increased compared to the same period in 2018 due to higher losses attributable from our equity method investments (Refer to Note 5 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Provision for income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Provision for income taxes	$43.1	$7.7	$35.4	$51.9	$10.6	$41.3
Effective tax rates	22.2%	6.6%		18.6%	4.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

The increase in effective tax rate for the three and six months ended June 30, 2019 compared to the same periods in 2018 is primarily attributable to the reduction in excess tax benefits related to stock-based compensation resulting from the unfavorable tax impact of Internal Revenue Service Notice 2018-68 issued in August 2018, which limited our officers’ stock compensation deductions.

For the three and six months ended June 30, 2019, we recognized excess tax benefits of $1.2 million and $13.1 million, respectively, in our provision for income taxes.

Liquidity and Capital Resources

We fund our operations from product sales. As of June 30, 2019 and December 31, 2018, we had the following cash and cash equivalents, and short-term and long-term marketable securities (in thousands):

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$423,500	$636,899
Marketable securities, short-term	297,422	98,460
Marketable securities, long-term	44,969	9,112
Total	$765,891	$744,471

As of June 30, 2019, we had $765.9 million in cash, cash equivalents and short-term and long-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds, foreign bonds and certificates of deposit.

As of June 30, 2019, approximately $183.5 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. We repatriated $203.8 million to the U.S. during the six months ended June 30, 2019 and we may further repatriate funds in the future to invest in market expansion opportunities, provide additional working capital, and have greater flexibility to fund our stock repurchase programs (Refer to Note 13 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for details).

Cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash flow provided by (used in):
Operating activities	$294,561	$217,121
Investing activities	(321,020)	54,003
Financing activities	(188,381)	(170,745)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,467	(1,923)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(213,373)	$98,456

Operating Activities

For the six months ended June 30, 2019, cash flows from operations of $294.6 million resulted primarily from our net income of approximately $219.0 million as well as the following:

Significant non-cash activities

•	Depreciation and amortization of $46.2 million related to our long-lived assets;

•	Stock-based compensation of $43.5 million related to equity incentive compensation granted to employees and directors;

•	Impairment charges of $28.5 million related to decreases in the fair value of certain assets related to Invisalign stores;

•	Gain from sale of equity method investment of $15.8 million;

•	Equity in loss of investee of $7.5 million; and

•	Net change in deferred tax assets of $5.6 million.

Significant changes in working capital

•	Increase of $95.2 million in deferred revenues corresponding to the increase in case volume;

•	Increase of $89.1 million in accounts receivable which is primarily a result of the increase in net revenues; and

•	Increase of $48.9 million in prepaid expenses and other assets due to timing of payments and activities including a $16.0 million receivable from a litigation settlement.

Investing Activities

Net cash used in investing activities was $321.0 million for the six months ended June 30, 2019 which primarily consisted of purchases of marketable securities of $354.0 million, property and plant and equipment purchases of $80.6 million and other investing activities of $14.5 million. These outflows were partially offset by maturities and sales of marketable securities of $121.5 million and payments of $6.6 million received on a note issued to a privately held company.

For the remainder of 2019 we expect to invest an additional $80.0 million to $100.0 million in capital expenditures related to progress payments for the purchase of a building located in Petach Tivka, Israel as well as additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired (Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for details on purchase of building in Petach Tivka, Israel).

Financing Activities

Net cash used in financing activities was $188.4 million for the six months ended June 30, 2019 which consisted of common stock repurchases of $99.5 million, purchase of a building that we previously leased under a finance lease of $45.8 million and payroll taxes paid for vesting of restricted stock units through share withholdings of $52.7 million. These outflows were offset in part by $9.6 million proceeds from the issuance of common stock.

Common Stock Repurchases

During the six months ended June 30, 2019, we repurchased $99.5 million of our common stock on the open market. As of June 30, 2019, we have $400.5 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018. On July 30, 2019, we entered into the 2019 ASR to repurchase $200.0 million of our common stock. We paid $200.0 million on July 31, 2019 and received an initial delivery of approximately 0.7 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2019 ASR, less an agreed upon discount (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2019, we had approximately $342.4 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Based on interest bearing liabilities we have as of June 30, 2019, we are not subject to risks from immediate interest rate increases.

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

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of June 30, 2019 was not material.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align, and three of our executive officers, was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between July 25, 2018 and October 24, 2018. The complaint generally alleges claims under the federal securities laws and seeks monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018 (together with the first lawsuit, the “Securities Actions”). On May 10, 2019, the lead plaintiff filed a consolidated complaint against Align and four of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018. On June 24, 2019, defendants filed a motion to dismiss the consolidated complaint. A hearing on that motion is scheduled for October 27, 2019. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in this complaint are similar to those in the derivative suits described above. On May 16, 2019, the court stayed this action pending final disposition of the Securities Action.

On February 22, 2019, a purported stockholder sent a letter to Align pursuant to 8 Del. C. § 220 demanding certain books and records for the stated purpose of investigating potential breaches of duty, corporate mismanagement, and alleged wrongdoing by fiduciaries of the Company. On April 16, 2019, Align responded and refused the demand on several legal grounds. On June 10, 2019, the purported stockholder petitioned the Superior Court of the State of California, County of Santa Clara, to issue a writ of mandate commanding Align to provide the books and records requested. Align believes the petition is without merit and intends to oppose the petition.

Align is currently unable to predict the outcome of this demand or of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (“ITC”) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align’s ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape’s Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Two of those cases are stayed pending the ITC determinations, and the other two cases are currently active in discovery and pretrial proceedings, with trial dates in April and June 2020. The ITC conducted hearings in the Section 337 investigations in September and November 2018. On March 1, 2019, the Administrative Law Judge issued an Initial Determination in one of the Section 337 investigations, finding no violation of Section 337 by 3Shape. On April 26, 2019, the Administrative Law Judge issued an Initial Determination in the second Section 337 investigations, finding no violation of Section 337 by 3Shape. Align and 3Shape each petitioned the Commission for review of the Initial Determinations. On July 18 and July 19, 2019, the Commission determined to review each Initial Determination, and sought additional briefing by the parties with respect to one of the Section 337 investigations. The current target dates for completion of the investigations are August 26 and October 8, 2019.

On May 9, 2018, 3Shape filed a complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent; the court stayed the case and it is not currently active. On June 14, 2018, 3Shape filed another complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent, which remains an active case in the early discovery phase.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanning markets. Align filed a motion to dismiss 3Shape’s complaint on October 17, 2018, and the court recently set August 1, 2019 as the hearing date for Align’s motion to dismiss. Align also moved to stay the litigation pending the outcome of its motion to dismiss. The court granted Align’s motion to stay, and thus no activity is expected until the court decides Align’s motion to dismiss at some time on or after August 1, 2019.

On December 10, 2018, Align filed three additional patent infringement lawsuits asserting 10 additional patents against 3Shape. Align filed one Section 337 complaint with the ITC alleging that 3Shape violates U.S. trade laws through unfair competition by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On December 11, 2018, Align filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape's Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. The ITC instituted the investigation, and one of the District Court cases was stayed pending the ITC determination. The remaining District Court cases are in the very early stages of discovery and pretrial proceedings. The ITC investigation is set for an evidentiary hearing on October 24, 2019.

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

Simon & Simon

On March 14, 2019, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action on behalf of itself and a putative class of similarly-situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Align filed a motion to dismiss the complaint on April 5, 2019, and the court recently set August 1, 2019 as the hearing date for Align’s motion to dismiss. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself in both cases.

SDC Dispute

In February 2018, we received a communication on behalf of SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the SDC Entities) alleging that the launch and operation of the Invisalign store pilot program constituted a breach of non-compete provisions applicable to the members of SDC Financial LLC, including Align. As a result of this alleged breach, SDC Financial LLC notified us that its members (other than Align) sought to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current “capital account” balance of Align. The SDC Entities’ communication also alleged that Align breached confidentiality provisions applicable to the SDC Financial LLC members and demanded that Align cease all activities related to the Invisalign store pilot project, close existing Invisalign stores and cease using SDC’s confidential information. In April 2018, the SDC Entities instigated confidential arbitration proceedings and filed a complaint in the Chancery Court of Davidson County, State of Tennessee that sought, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign store pilot project, require Align to close existing Invisalign stores, prohibit Align from opening any additional stores, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to Align's current “capital account” balance.
On June 29, 2018, the Chancery Court of Davidson County, State of Tennessee denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign stores. During December 2018, the parties participated in binding arbitration proceedings and presented closing arguments on January 23, 2019. The arbitrator issued his decision on March 4, 2019. The arbitrator found that Align breached the non-compete provision applicable to the members of SDC Financial

LLC and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. The arbitrator ordered Align to close its Invisalign stores by April 3, 2019, and enjoined Align from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners, and enjoined Align from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of the non-compete provision to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, a price which is significantly below the current fair market value of such investment. No financial damages were awarded to the SDC Entities. The SDC Entities filed a motion to confirm the Award, which Align did not oppose, in the Circuit Court for Cook County, Illinois. The motion to confirm the Award was granted on April 29, 2019.

As required by the Award, on April 3, 2019, Align had closed its Invisalign stores, returned SDC’s alleged confidential information, and tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance as of October 31, 2017. Align disputes the “capital account” balance as of October 31, 2017 as provided by the SDC Entities. Align has filed a demand for arbitration regarding the SDC Entities’ calculation of that balance and the SDC Entities have filed a contempt motion with the Illinois court regarding the proper calculation of the amount.

Straumann Group Litigation Settlement

In March 2019, we entered into an agreement with Straumann Group to settle all outstanding patent disputes in the U.S., the U.K., and Brazil, including those involving ClearCorrect, a subsidiary of Straumann Group. Under the terms of the settlement, Straumann Group paid Align $35.0 million on March 29, 2019. In addition, we also signed a non-binding letter of intent with Straumann Group for a 5-year global development and distribution agreement whereby Straumann would distribute 5,000 iTero Element scanners which would be fully integrated into the Straumann/Dental Wings CARES®/DWOS® workflow. The agreement provided that if for any reason the companies chose not to enter into the development and distribution agreement by July 2, 2019 or by a mutually agreed extended date, Straumann Group would pay Align an additional $16.0 million in lieu of the development and distribution agreement. In June 2019, the parties terminated the discussions regarding a possible development and distribution agreement and, as a result, Straumann owed us the additional $16.0 million as of June 30, 2019, which was subsequently paid in July 2019. In the second quarter of 2019, we recognized a litigation settlement gain of $51.0 million.

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

Currently, our products compete directly against products manufactured and distributed by various companies, both within and outside the U.S. Although the number of competitors varies by segment, geography and customer, we encounter a wide variety of competitors, including well-established regional competitors in certain foreign markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. Due in part to the expiration of certain key patents owned by us beginning in 2017, we are facing increased competition in the clear aligner market as a result of the entry of new, large companies into certain markets who have the ability to leverage their existing channels in the dental market to compete directly with us. In addition, corresponding foreign patents started to expire in 2018 and will likely result in increased competition in some of the markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market. Furthermore, we also face competition from companies that now offer clear aligners directly to the consumer and do not require the consumer to see a doctor before or during orthodontic treatment. Unlike these direct to consumer competitors, we are committed to a doctor in the core of everything we do, and Invisalign Treatment requires a doctor's prescription and an in person physical examination of the patients dentition before treatment can begin. However, given increased awareness for direct to consumer clear aligners and heavy advertising spend from direct to consumer players, case starts may be shifting away from traditional practices. We also believe that doctors are sampling alternative products and/or taking advantage of wires and brackets bundles that essentially give clear aligners away for free or at very low prices. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors and one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, reduced profitability and loss of market share, and reduce dental professionals’ efforts and commitment to expand their use of our products, any of which could have a material adverse effect on our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

•
trade restrictions and changes in tariffs, including the recent tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions related to trade between these two countries or between the U.S. and Mexico; and

•	potential adverse tax consequences.

The United Kingdom’s (“U.K.”) referendum to leave the European Union (“EU”), commonly known as “Brexit,” has exacerbated and may further exacerbate many of the risks and uncertainties described above. The withdrawal of the U.K. from the EU could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU and significantly disrupt trade between the U.K. and the EU and other parties. There remains significant risk that the U.K. will exit from the EU without agreement between the EU and U.K. on terms addressing customs and trade matters. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K., EU and the other economies in which we operate.

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

•
the engagement of activities by our employees, contractors, partners and agents, especially in countries with developing economies, that are prohibited by international and local trade and labor laws and other laws prohibiting corrupt payments to government officials, including the Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and export control laws, in spite of our policies and procedures designed to ensure compliance with these laws;

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

Our future success may depend on our ability to develop, manufacture, market and obtain regulatory approval or clearance of new products or product offerings. There can be no assurance that we will be able to successfully develop, sell and achieve market acceptance of these and other new products and applications and enhanced versions of our existing product or software. The extent of, and rate at which, market acceptance and penetration are achieved by new or future products or offerings is a function of many variables, which include, among other things, our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	include functionality and features that address customer requirements;

•	ensure compatibility of our computer operating systems and hardware configurations with those of our customers;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products, product offerings and technological innovations;

•	differentiate our products and product offerings from our competitors;

•	innovate and develop new technologies and applications;

•	the availability of third-party reimbursement of procedures using our products;

•	obtain adequate intellectual property rights; and

•	encourage customers to adopt new technologies.

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

Additionally, we continuously upgrade our customer facing software applications, specifically the ClinCheck, MyAligntech and IDS softwares. Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released. The discovery of a defect or error or the incompatibility with the computer operating system and hardware configurations of customers in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenues or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

If the security of our customer and patient information is compromised or we are unable to comply with data protection laws, patient care could suffer, and we could be liable for related damages, and our reputation could be impaired.

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

We are also subject to several federal, state and foreign laws and regulations, including ones relating to privacy, data protection, content regulation, and consumer protection. We may be or become subject to data localization or data residency laws, which generally require that certain types of data collected within a country be stored and processed only within that country. There is a trend among some non-U.S. countries, including Russia, China and others, in enacting, or considering enacting, data localization or data residency laws. If countries in which we have customers adopt data localization or data residency laws, we could be required to expand our data storage facilities there, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have cost implications for us. We may also be subject to data export restrictions, or international transfer laws which prohibit or impose conditions upon the transfer of such data from one country to another. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could adversely affect our business.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of June 30, 2019, we had 462 active U.S. patents, 490 active foreign patents, and 545 pending global patent applications.

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

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our Americas and International markets. We do not have any long-term employment contracts with the members of our direct sales force. The loss of the services provided by these key personnel may harm our business. In order to provide more comprehensive sales and service coverage, we increased our sales force to allow us to pursue the growth opportunities within and outside of our existing geographic markets. To adequately train and successfully deploy new representatives into these regions and to establish strong customer relationships takes approximately six to twelve months. As a result, if we are unable to retain our direct sales force personnel or replace them with individuals of equivalent technical expertise and qualifications, or if we are unable to successfully instill such technical expertise in recently hired sales representatives or if we fail to establish and maintain strong relationships with our customers within a relatively short period of time, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

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

In addition, as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify and discourage the sourcing of such minerals and metals produced from those minerals. Additional reporting obligations are being proposed by the EU. The U.S. requirements and any additional requirements in Europe could affect the sourcing and availability of metals used in the manufacture of a limited number of parts (if any) contained in our products. For example, these disclosure requirements may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may be unable to conclusively verify the origins for all metals used in our products. We may suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these disclosure requirements, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

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

Given our continued growth and expansion internationally, we are reorganizing our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. The new corporate structure may also allow us to obtain financial and operational efficiencies after they are implemented. As part of this corporate structure reorganization, we intend to move our European headquarters from the Netherlands to Switzerland. As a result, we will continue to incur expenses in the near term and expect to realize the related benefits in subsequent years. The implementation of this reorganization plan may be disruptive to our business, and, following completion of the reorganization plan, our business may not be more efficient or effective than prior to implementation of the plan. We expect the relocation of our European headquarters to Switzerland to be completed in early 2020. This relocation is accompanied by a number of risks and uncertainties that may affect our results of operations and statement of cash flows, including:

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended June 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program [1]
April 1, 2019 through April 30, 2019	—	$—	—	$450,000,000
May 1, 2019 through May 31, 2019	161,000	$307.48	161,000	$400,500,000
June 1, 2019 through June 30, 2019	—	$—	—	$400,500,000

1 In May 2019, we repurchased $49.5 million of our common stock on the open market. As of June 30, 2019, we have $400.5 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018. On July 30, 2019, we entered into an accelerated share repurchase agreement (“2019 ASR”) to repurchase $200.0 million of our common stock. We paid $200.0 million on July 31, 2019 and received an initial delivery of approximately 0.7 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the term of the 2019 ASR, less an agreed upon discount (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

August 1, 2019	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance