Form 10-Q
period 2019-09-30
ALIGN TECHNOLOGY INC
filed 2019-10-31
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 25, 2019 was 78,812,958.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$607,341	$505,289	$1,757,009	$1,432,472
Cost of net revenues	169,787	133,508	485,070	367,701
Gross profit	437,554	371,781	1,271,939	1,064,771
Operating expenses:
Selling, general and administrative	277,514	213,873	792,572	625,585
Research and development	39,680	32,700	116,034	93,095
Impairments and other (gains) charges	(6,792)	—	22,990	—
Litigation settlement gain	—	—	(51,000)	—
Total operating expenses	310,402	246,573	880,596	718,680
Income from operations	127,152	125,208	391,343	346,091
Interest income	3,478	2,234	9,576	6,327
Other income (expense), net	(2,211)	(837)	5,935	(7,759)
Net income before provision for income taxes and equity in losses of investee	128,419	126,605	406,854	344,659
Provision for income taxes	25,895	24,601	77,812	35,206
Equity in losses of investee, net of tax	—	1,132	7,528	6,610
Net income	$102,524	$100,872	$321,514	$302,843

Net income per share:
Basic	$1.29	$1.26	$4.03	$3.78
Diluted	$1.28	$1.24	$4.00	$3.71
Shares used in computing net income per share:
Basic	79,332	80,111	79,709	80,122
Diluted	79,825	81,359	80,397	81,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$102,524	$100,872	$321,514	$302,843
Net change in foreign currency translation adjustment	(92)	(1,756)	530	(1,473)
Change in unrealized gains (losses) on investments, net of tax	41	117	317	174
Other comprehensive (loss) income	(51)	(1,639)	847	(1,299)
Comprehensive income	$102,473	$99,233	$322,361	$301,544
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$490,362	$636,899
Marketable securities, short-term	292,011	98,460
Accounts receivable, net of allowance for doubtful accounts of $5,572 and $2,378, respectively	531,816	439,009
Inventories	94,795	55,641
Prepaid expenses and other current assets	96,595	72,470
Total current assets	1,505,579	1,302,479
Marketable securities, long-term	—	9,112
Property, plant and equipment, net	606,581	521,329
Operating lease right-of-use assets, net	53,923	—
Equity method investments	—	45,913
Goodwill and intangible assets, net	77,012	81,949
Deferred tax assets	63,150	64,689
Other assets	44,135	26,987
Total assets	$2,350,380	$2,052,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,300	$64,256
Accrued liabilities	286,132	234,679
Deferred revenues	520,712	393,138
Total current liabilities	870,144	692,073
Income tax payable	101,914	78,008
Operating lease liabilities	43,365	—
Other long-term liabilities	29,408	29,486
Total liabilities	1,044,831	799,567
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,809 and 79,778 issued and outstanding, respectively)	8	8
Additional paid-in capital	892,309	877,514
Accumulated other comprehensive income (loss), net	(1,927)	(2,774)
Retained earnings	415,159	378,143
Total stockholders’ equity	1,305,549	1,252,891
Total liabilities and stockholders’ equity	$2,350,380	$2,052,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2019	Shares	Amount
Balance as of June 30, 2019	79,865	$8	$874,275	$(1,876)	$501,275	$1,373,682
Net income	—	—	—	—	102,524	102,524
Net change in unrealized gains (losses) from investments	—	—	—	41	—	41
Net change in foreign currency translation adjustment	—	—	—	(92)	—	(92)
Issuance of common stock relating to employee equity compensation plans	76	—	8,293	—	—	8,293
Tax withholdings related to net share settlements of restricted stock units	—	—	(3,075)	—	—	(3,075)
Common stock repurchased and retired	(1,132)	—	(11,360)	—	(188,640)	(200,000)
Stock-based compensation	—	—	24,176	—	—	24,176
Balance as of September 30, 2019	78,809	$8	$892,309	$(1,927)	$415,159	$1,305,549

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2019	Shares	Amount
Balance as of December 31, 2018	79,778	$8	$877,514	$(2,774)	$378,143	$1,252,891
Net income	—	—	—	—	321,514	321,514
Net change in unrealized gains (losses) from investments	—	—	—	317	—	317
Net change in foreign currency translation adjustment	—	—	—	530	—	530
Issuance of common stock relating to employee equity compensation plans	529	—	17,907	—	—	17,907
Tax withholdings related to net share settlements of restricted stock units	—	—	(55,793)	—	—	(55,793)
Common stock repurchased and retired	(1,498)	—	(15,006)	—	(284,498)	(299,504)
Stock-based compensation	—	—	67,687	—	—	67,687
Balance as of September 30, 2019	78,809	$8	$892,309	$(1,927)	$415,159	$1,305,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2018	Shares	Amount
Balance as of June 30, 2018	80,313	$8	$844,599	$911	$373,441	$1,218,959
Net income	—	—	—	—	100,872	100,872
Net change in unrealized gains (losses) from investments	—	—	—	117	—	117
Net change in foreign currency translation adjustment	—	—	—	(1,756)	—	(1,756)
Issuance of common stock relating to employee equity compensation plans	96	—	8,021	—	—	8,021
Tax withholdings related to net share settlements of restricted stock units	—	—	(2,426)	—	—	(2,426)
Common stock repurchased and retired	(426)	—	(4,121)	—	(145,881)	(150,002)
Stock-based compensation	—	—	19,198	—	—	19,198
Balance as of September 30, 2018	79,983	$8	$865,271	$(728)	$328,432	$1,192,983

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2018	Shares	Amount
Balance as of December 31, 2017	80,040	$8	$886,435	$571	$267,274	$1,154,288
Net income	—	—	—	—	302,843	302,843
Net change in unrealized gains (losses) from investments	—	—	—	174	—	174
Net change in foreign currency translation adjustment	—	—	—	(1,473)	—	(1,473)
Issuance of common stock relating to employee equity compensation plans	765	—	16,607	—	—	16,607
Tax withholdings related to net share settlements of restricted stock units	—	—	(81,756)	—	—	(81,756)
Common stock repurchased and retired	(822)	—	(7,933)	—	(242,069)	(250,002)
Stock-based compensation	—	—	51,918	—	—	51,918
Other	—	—	—	—	384	384
Balance as of September 30, 2018	79,983	$8	$865,271	$(728)	$328,432	$1,192,983
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,514	$302,843
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,470	2,047
Depreciation and amortization	57,194	38,185
Non-cash operating lease cost	13,600	—
Impairments on long-lived assets	28,498	—
Gain on lease terminations	(6,792)	—
Impairment on equity investment	3,975	—
Gain from sale of equity method investment	(15,769)	—
Stock-based compensation	67,687	51,918
Equity in losses of investee	7,528	6,610
Other non-cash operating activities	17,426	11,363
Changes in assets and liabilities:
Accounts receivable	(95,566)	(89,843)
Inventories	(40,775)	(17,192)
Prepaid expenses and other assets	(14,826)	(47,775)
Accounts payable	1,343	5,042
Accrued and other long-term liabilities	31,089	(25,436)
Long-term income tax payable	13,425	(18,435)
Deferred revenues	138,072	94,059
Net cash provided by operating activities	529,093	313,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(107,157)	(169,033)
Purchase of marketable securities	(588,805)	(150,022)
Proceeds from maturities of marketable securities	211,829	259,870
Proceeds from sales of marketable securities	194,677	9,560
Purchase of investments in privately held companies	—	(5,000)
Note repayment from privately held company	13,185	—
Loan repayment from equity investee	—	30,000
Other investing activities	(14,062)	604
Net cash used in investing activities	(290,333)	(24,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17,907	16,607
Common stock repurchases	(299,504)	(250,002)
Employees’ taxes paid upon the vesting of restricted stock units	(55,793)	(81,756)
Purchase of finance lease	(45,773)	—
Net cash used in financing activities	(383,163)	(315,151)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,098)	(2,890)
Net decrease in cash, cash equivalents, and restricted cash	(146,501)	(28,676)
Cash, cash equivalents, and restricted cash at beginning of the period	637,566	450,125
Cash, cash equivalents, and restricted cash at end of the period	$491,065	$421,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and nine months ended September 30, 2019 and 2018, our comprehensive income for the three and nine months ended September 30, 2019 and 2018, our financial position as of September 30, 2019, our stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018. The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from the December 31, 2018 audited financial statements. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

(ii) Recent Accounting Updates Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures; however, we anticipate the adoption of the guidance will not have a material impact to our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments in this update, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures; however, we anticipate the adoption of the guidance will not have a material impact to our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis and early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures; however, we anticipate the adoption of the guidance will not have a material impact to our consolidated financial statements and related disclosures.

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

Note 2. Investments and Fair Value Measurements

Marketable Securities

As of September 30, 2019 and December 31, 2018, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$33,259	$—	$—	$33,259
Corporate bonds	152,452	169	(10)	152,611
U.S. government agency bonds	10,233	6	—	10,239
U.S. government treasury bonds	91,832	48	(5)	91,875
Foreign bonds	4,004	4	—	4,008
Certificates of deposit	19	—	—	19
Total marketable securities, short-term	$291,799	$227	$(15)	$292,011

As of September 30, 2019, we had no long-term marketable securities.

Short-term

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$17,793	$—	$—	$17,793
Corporate bonds	45,100	—	(48)	45,052
U.S. government agency bonds	19,981	—	(77)	19,904
U.S. government treasury bonds	15,292	—	(1)	15,291
Certificates of deposit	420	1	(1)	420
Total marketable securities, short-term	$98,586	$1	$(127)	$98,460

Long-term

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,957	$5	$(2)	$4,960
U.S. government agency bonds	1,399	8	—	1,407
U.S. government treasury bonds	2,235	9	—	2,244
Certificates of deposit	500	1	—	501
Total marketable securities, long-term	$9,091	$23	$(2)	$9,112

Cash equivalents are not included in the tables above as the gross unrealized gains and losses are not material. We have no short-term or long-term investments that have been in a continuous material unrealized loss position for greater than twelve months as of September 30, 2019 and December 31, 2018. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and nine months ended September 30, 2019 and 2018. For the three and nine months ended September 30, 2019 and 2018, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that can have a maximum effective maturity of up to 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are primarily due to changes in interest rates and credit spreads. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately seven months and four months as of September 30, 2019 and December 31, 2018, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by contractual maturity as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
One year or less	$292,011	$98,460
Due in greater than one year	—	9,112
Total available for sale short-term and long-term marketable securities	$292,011	$107,572

Investments in Privately Held Companies

Our investments in privately held companies as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Equity securities under the equity method investment [1]	$—	$45,913
Equity securities without readily determinable fair values [2]	$5,887	$9,862

[1]	Refer to Note 5 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

[2]
The equity securities are reported as a nonrecurring investment within other assets in our Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2019, there was approximately $4.0 million of impairment resulting from an observable price change.

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

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

Description	Balance as of September 30, 2019	Level 1	Level 2
Cash equivalents:
Money market funds	$181,401	$181,401	$—
Commercial paper	22,403	—	22,403
Corporate bonds	4,528	—	4,528
U.S. government treasury bonds	5,298	5,298	—
Short-term investments:
Commercial paper	33,259	—	33,259
Corporate bonds	152,611	—	152,611
U.S. government agency bonds	10,239	—	10,239
U.S. government treasury bonds	91,875	91,875	—
Foreign bonds	4,008	—	4,008
Certificates of deposit	19	—	19
Prepaid expenses and other current assets:
Israeli funds	3,103	—	3,103
	$508,744	$278,574	$230,170

Description	Balance as of December 31, 2018	Level 1	Level 2
Cash equivalents:
Money market funds	$431,081	$431,081	$—
Commercial paper	4,681	—	4,681
Corporate bonds	3,880	—	3,880
U.S. government treasury bonds	2,195	2,195	—
Short-term investments:
Commercial paper	17,793	—	17,793
Corporate bonds	45,052	—	45,052
U.S. government agency bonds	19,904	—	19,904
U.S. government treasury bonds	15,291	15,291	—
Certificates of deposit	420	—	420
Long-term investments:
Corporate bonds	4,960	—	4,960
U.S. government agency bonds	1,407	—	1,407
U.S. government treasury bonds	2,244	2,244	—
Certificates of deposit	501	—	501
Prepaid expenses and other current assets:
Israeli funds	3,047	—	3,047
	$552,456	$450,811	$101,645

Derivative Financial Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. The net gain from the settlement of foreign currency forward contracts during the three months ended September 30, 2019 and September 30, 2018 was $10.1 million and $2.3 million, respectively, and the net gain from the settlement of foreign currency forward contracts during the nine months ended September 30, 2019 and September 30, 2018 was $10.5 million and $7.7 million, respectively. As of September 30, 2019 and December 31, 2018, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€89,000	$97,206
Chinese Yuan	¥545,000	76,266
Canadian Dollar	C$44,000	33,250
Israeli Shekel	ILS111,000	32,043
British Pound	£21,000	25,843
Japanese Yen	¥2,700,000	25,021
Brazilian Real	R$89,000	21,318
Mexican Peso	M$140,000	7,078
Australian Dollar	A$3,000	2,030
		$320,055

	December 31, 2018
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€62,000	$71,095
Chinese Yuan	¥375,000	54,515
Brazilian Real	R$81,000	20,858
Canadian Dollar	C$27,000	19,808
British Pound	£13,000	16,635
Japanese Yen	¥1,700,000	15,357
Australian Dollar	A$3,000	2,114
		$200,382

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$43,808	$26,119
Work in process	29,172	13,784
Finished goods	21,815	15,738
Total inventories	$94,795	$55,641

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Tax related receivables	$35,424	$36,794
Current promissory note and related interest receivable [1]	27,101	—
Other current receivables	2,283	6,511
Prepaid software and maintenance	10,735	5,938
Other prepaid expenses and current assets	21,052	23,227
Total prepaid expenses and other current assets	$96,595	$72,470

[1]
Current portion of unsecured promissory note receivable and related interest receivable (Refer to Note 5“Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information).

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and benefits	$131,337	$127,109
Accrued expenses	61,858	39,323
Accrued professional fees	15,554	6,752
Current operating lease liabilities	13,706	—
Accrued warranty	10,802	8,551
Accrued property, plant and equipment	10,241	8,193
Accrued sales return reserve	9,390	6,534
Accrued customer credits and deposits	7,181	12,439
Accrued sales tax and value added tax	7,135	6,276
Accrued sales rebate	7,068	5,668
Accrued income taxes	5,885	5,752
Other accrued liabilities	5,975	8,082
Total accrued liabilities	$286,132	$234,679

Warranty

We regularly review the balance for accrued warranty and update based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Warranty accrual consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$8,551	$5,929
Charged to cost of net revenues	9,429	10,874
Actual warranty expenditures	(7,178)	(8,777)
Balance at end of period	$10,802	$8,026

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred revenues - current	$520,712	$393,138
Deferred revenues - long-term [1]	$27,551	$17,051

1 Included in other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended September 30, 2019 and 2018, we recognized $607.3 million and $505.3 million of revenue, respectively, of which $70.1 million and $45.5 million was included in the deferred revenues balance at December 31, 2018 and 2017, respectively.

During the nine months ended September 30, 2019 and September 30, 2018, we recognized $1.8 billion and $1.4 billion of revenue, respectively, of which $207.0 million and $145.4 million was included in the deferred revenues balance at December 31, 2018 and 2017, respectively.

Our unfilled performance obligations, including deferred revenues and backlog, as of September 30, 2019 were $558.1 million. These performance obligations are expected to be recognized over the next one to five years.

Align has revised certain previously disclosed amounts within this footnote. These revisions did not impact current or prior period financial statements.

Note 4. Leases

Lessee

We have operating leases for office and retail spaces, vehicles and office equipment.

The supplemental balance sheet information for our operating leases consist of following (in thousands):

Balance Sheet Location	September 30, 2019
Operating lease right-of-use assets, net	$53,923

Accrued liabilities	$13,706
Operating lease liabilities	43,365
Total operating lease liabilities	$57,071

The components of lease expenses consist of following (in thousands):

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost [1]	$5,957	$16,756
Variable lease cost	436	1,543
Total lease cost [2]	$6,393	$18,299

[1]	Includes short-term lease expense which are not material for the periods.

[2]	Included in operating expenses within our Condensed Consolidated Statement of Operations.

The following table provides a summary of our operating lease terms and discount rates:

Remaining Lease Term and Discount Rate	September 30, 2019

Weighted average remaining lease term (in years)	5.9
Weighted average discount rate	4.2%

Maturities of operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remainder of 2019	$3,957
2020	17,934
2021	15,990
2022	10,454
2023	7,014
Thereafter	7,076
Total lease payments	$62,425
Less: Interest	(5,354)
Total lease liabilities	$57,071

As of September 30, 2019, we had additional operating leases that have not yet commenced of $9.6 million. These operating leases will commence between the remainder of fiscal year 2019 through 2021 with lease terms of 2 years to 4 years.

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

Lease payments due to Align as of September 30, 2019 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease
Remainder of 2019	$212
2020	859
2021	1,145
2022	1,199
2023	1,229
Thereafter	7,441
Total minimum lease payments	$12,085

For the three and nine months ended September 30, 2019, operating lease income was not material.

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

As a result of the arbitrator’s decision regarding SDC announced on March 5, 2019, we were ordered to tender our SDC equity interest by April 3, 2019 for a purchase price equal to the “capital account” balance as of October 31, 2017 under the terms of the investment. In April 2019, based on the “capital account” value provided by SDC, we entered into an unsecured promissory note with SDC to receive $54.2 million through February 1, 2021 in exchange for the tender of our membership interests. As a result, we derecognized the equity method investments balance of $38.4 million in exchange for an unsecured promissory note of $54.2 million which we recorded in our Condensed Consolidated Balance Sheet. We recorded the difference of $15.8 million as a gain in the second quarter of 2019 as other income in our Condensed Consolidated Statement of Operation. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance. That arbitration proceeding remains pending and currently is scheduled to be heard in June 2020 (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for SDC legal proceedings discussion).

Concurrently with the investment on July 25, 2016, we also entered into a supply agreement with SDC to manufacture clear aligners for SDC’s program. The term of the supply agreement expires on December 31, 2019. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2019, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2018	$64,029
Adjustments [1]	(274)
Balance as of September 30, 2019	$63,755

1 The adjustments to goodwill during the period were a result of foreign currency translation.

During the fourth quarter of fiscal 2018, we performed the annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2019	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2019
Trademarks	15	$7,100	$(2,011)	$(4,179)	$910
Existing technology	13	12,600	(5,690)	(4,328)	2,582
Customer relationships	11	33,500	(17,939)	(10,751)	4,810
Reacquired rights	3	7,500	(6,425)	—	1,075
Patents	8	6,796	(2,954)	—	3,842
Other	2	618	(580)	—	38
Total intangible assets		$68,114	$(35,599)	$(19,258)	$13,257

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2018	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2018
Trademarks	15	$7,100	$(1,907)	$(4,179)	$1,014
Existing technology	13	12,600	(5,268)	(4,328)	3,004
Customer relationships	11	33,500	(16,542)	(10,751)	6,207
Reacquired rights	3	7,500	(4,341)	—	3,159
Patents	8	6,796	(2,334)	—	4,462
Other	2	618	(544)	—	74
Total intangible assets		$68,114	$(30,936)	$(19,258)	$17,920

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2019 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2019	$1,493
2020	3,825
2021	3,389
2022	2,116
2023	1,495
Thereafter	939
Total	$13,257

Amortization expense for both the three months ended September 30, 2019 and 2018 was $1.5 million and amortization expense for both the nine months ended September 30, 2019 and 2018 was $4.5 million.

Note 7. Credit Facilities

On February 27, 2018, we entered into a credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of February 27, 2021. The credit facility requires us to comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.0%. The margin ranges from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the maturity date. As of September 30, 2019, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Impairments and Other (Gains) Charges

On March 5, 2019, we announced the outcome of the arbitration regarding SDC (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for SDC legal proceedings discussion) which required Align to close its Invisalign stores and tender Align’s equity interest in SDC by April 3, 2019. Accordingly, Align evaluated the ongoing value of the Invisalign stores’ operating lease right-of-use assets and related leasehold improvements and other fixed assets in accordance with ASC 360, Property, Plant and Equipment. Based on the evaluation, Align determined that the carrying value of these assets were not recoverable. Align evaluated the fair value of these assets in accordance with ASC 820, Fair Value Measurement, and we considered the market participant’s ability to generate economic benefits by using these assets in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. As a result, in the first quarter of 2019, we recorded impairment losses of $14.2 million for operating lease right-of-use assets and $14.3 million of leasehold improvements and other fixed assets. In addition, we also recorded $1.3 million of employee severance costs and other charges. During the third quarter of 2019, we negotiated early termination of our Invisalign store leases and recorded lease termination gains of $6.8 million.

Note 9. Legal Proceedings

Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between July 25, 2018 and October 24, 2018. The complaint generally alleges claims under the federal securities laws and seeks monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018 (together with the first lawsuit, the “Securities Actions”). On May 10, 2019, the lead plaintiff filed a consolidated complaint against Align and four of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018. On June 24, 2019, defendants filed a motion to dismiss the consolidated complaint. On October 29, 2019, that motion to dismiss was granted with leave to amend. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaints are similar to those presented in the Securities Actions, but the complaints assert various state law causes of action including for breaches of fiduciary duty, insider trading, and unjust enrichment, among others. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. On February 26, 2019, the three lawsuits were consolidated. On April 10, 2019, the court stayed the consolidated action pending final disposition of the Securities Actions.

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in this complaint are similar to those in the derivative suits described above. On May 16, 2019, the court stayed this action pending final disposition of the Securities Actions.

On February 22, 2019, a purported stockholder sent a letter to Align pursuant to 8 Del. C. § 220 demanding certain books and records for the stated purpose of investigating potential breaches of duty, corporate mismanagement, and alleged wrongdoing by fiduciaries of the Company. On April 16, 2019, Align responded and refused the demand on several legal grounds. On June 10, 2019, the purported stockholder petitioned the Superior Court of the State of California, County of Santa Clara, to issue a writ of mandate commanding Align to provide the books and records requested. On August 23, 2019, Align filed a demurrer seeking to dismiss the petition. A hearing on that demurrer was held on October 25, 2019. On October 28, 2019, the Court issued an order sustaining Align’s demurrer and dismissing the petition without an opportunity to amend. The Court further ordered Align to submit a proposed judgment of dismissal within 10 days.

Align is currently unable to predict the outcome of this demand or of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (“ITC”) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align’s ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape’s Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Two of those cases were stayed pending the ITC determinations, and the other two cases are currently active in discovery and pretrial proceedings. Trials have been scheduled to begin on April 20, 2020 in one case and to begin on June 8, 2020 in the other. Certain of Align’s asserted patents in the Delaware actions were found invalid by the District Court Judge. The ITC conducted hearings in the Section 337 investigations in September and November 2018. On March 1, 2019, the Administrative Law Judge issued an Initial Determination in one of the Section 337 investigations, finding no violation of Section 337 by 3Shape. On April 26, 2019, the Administrative Law Judge issued an Initial Determination in the second Section 337 investigations, finding no violation of Section 337 by 3Shape. Align and 3Shape each petitioned the Commission for review of the Initial Determinations. On July 18 and July 19, 2019, the Commission determined to review each Initial Determination and sought additional briefing by the parties with respect to one of the Section 337 investigations. On August 20, 2019, the Commission vacated one Initial Determination and terminated the investigation, and on October 15, 2019, the Court ordered that the stay be lifted on the corresponding Delaware case. The current target date for completion of the other investigation is November 22, 2019.

On May 9, 2018, 3Shape filed a complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent; the court stayed the case. On June 14, 2018, 3Shape filed another complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent. On August 19, 2019, the Court consolidated the two actions, and 3Shape filed an amended complaint alleging infringement of an additional patent on August 30, 2019. The case is active and in the early discovery phase, with trial scheduled to begin on April 12, 2021.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanning markets, and the Court scheduled trial to begin on May 10, 2021. Align filed a motion to dismiss 3Shape’s complaint on October 17, 2018. Align also moved to stay the litigation pending the outcome of its motion to dismiss. The court granted Align’s motion to stay. On August 15, 2019, the Magistrate Judge recommended that Align’s motion to dismiss be granted, and, on September 26, 2019, the District Court Judge adopted the Magistrate Judge’s Report and Recommendation, granted Align’s motion to dismiss, and dismissed 3Shape’s complaint with leave to amend within thirty days of the order. On October 28, 2019, 3Shape filed an amended complaint. Align has until November 18, 2019 to respond.

On December 10, 2018, Align filed three additional patent infringement lawsuits asserting 10 additional patents against 3Shape. Align filed one Section 337 complaint with the ITC alleging that 3Shape violates U.S. trade laws through unfair competition by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On December 11, 2018, Align filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape's Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. The ITC instituted the investigation, and one of the District Court cases was stayed pending the ITC determination. Certain claims of Align’s asserted patents in the Delaware action was found invalid by the District Court Judge. The remaining District Court case is in the very early stages of discovery and pretrial proceedings. The ITC evidentiary hearing was held at the end of October 2019. The deadline for the judge’s initial determination is March 6, 2020.

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

Simon & Simon

On March 14, 2019, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Align filed a motion to dismiss the complaint on April 5, 2019, and the court held a hearing on Align’s motion. On October 15, 2019, the Magistrate Judge issued a Report and Recommendation on Align’s motion to dismiss which recommends that Align’s motion be granted and that the plaintiffs’ complaint be dismissed without prejudice. On October 29, 2019, Simon and Simon filed objections to the Magistrate Judge’s Report and Recommendation. Align has until November 12, 2019 to respond. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

SDC Dispute

In February 2018, Align received a communication on behalf of SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the “SDC Entities”) alleging that the launch and operation of the Invisalign store pilot program constituted a breach of non-compete provisions applicable to the members of SDC Financial LLC, including Align. As a result of this alleged breach, SDC Financial LLC notified us that its members (other than Align) sought to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current “capital account” balance of Align. The SDC Entities’ communication also alleged that Align breached confidentiality provisions applicable to the SDC Financial LLC members and demanded that Align cease all activities related to the Invisalign store pilot project, close existing Invisalign stores and cease using SDC’s confidential information. In April 2018, the SDC Entities instigated confidential arbitration proceedings and filed a complaint in the Chancery Court of Davidson County, State of Tennessee that sought, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign store pilot project, require Align to close existing Invisalign stores, prohibit Align from opening any additional stores, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to Align's current “capital account” balance.
On June 29, 2018, the Chancery Court of Davidson County, State of Tennessee denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign stores. During December 2018, the parties participated in binding arbitration proceedings and presented closing arguments on January 23, 2019. The arbitrator issued his decision on March 4, 2019. The arbitrator found that Align breached the non-compete provision applicable to the members of SDC Financial LLC and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. The arbitrator ordered Align to close its Invisalign stores by April 3, 2019, and enjoined Align from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners, and enjoined Align from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of specified aspects of the non-compete provision to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, to be determined in accordance with the applicable provisions of the SDC Operating Agreements. No financial damages were awarded to the SDC Entities. The SDC Entities filed a motion to confirm the Award, which Align did not oppose, in the Circuit Court for Cook County, Illinois. The motion to confirm the Award was granted on April 29, 2019.

As required by the Award, on April 3, 2019, Align had closed its Invisalign stores, returned SDC’s alleged confidential information, and tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance as of October 31, 2017. Align disputes that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017 as required by the SDC Operating Agreements and the Award. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination of Align’s “capital account” balance as of October 31, 2017. That arbitration proceeding remains pending and currently is scheduled to be heard in June 2020. Relatedly, the SDC Entities filed a contempt petition with the Illinois court which confirmed the Award, asserting that Align had no right to contest the “capital account” determination as made by the SDC Entities. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities.

On August 19, 2019, the SDC Entities filed a separate confidential arbitration proceeding alleging that Align has violated the non-compete provisions applicable to the members of the SDC Entities by virtue of Align’s alleged dealings with a third-party claimed to be a competitor of the SDC Entities. Align has denied the claim and intends to vigorously defend itself against the newly asserted allegations. The SDC Entities have yet to identify the range of damages they may seek to recover in the course of this arbitration and no hearing date has yet been set.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Straumann Group Litigation Settlement

In March 2019, Align entered into an agreement with Straumann Group to settle all outstanding patent disputes in the U.S., the U.K., and Brazil, including those involving ClearCorrect, a subsidiary of Straumann Group. Under the terms of the settlement, Straumann Group paid Align $35.0 million on March 29, 2019. In addition, Align also signed a non-binding letter of intent with Straumann Group for a 5-year global development and distribution agreement whereby Straumann would distribute 5,000 iTero Element scanners which would be fully integrated into the Straumann/Dental Wings CARES®/DWOS® workflow. The agreement provided that if for any reason the companies chose not to enter into the development and distribution agreement by July 2, 2019 or by a mutually agreed extended date, Straumann Group would pay Align an additional $16.0 million in lieu of the development and distribution agreement. In June 2019, the parties terminated the discussions regarding a possible development and distribution agreement and as a result, Straumann paid us the additional $16.0 million in July 2019. During the nine months ended September 30, 2019, we recognized a litigation settlement gain of $51.0 million.

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

Note 10. Commitments and Contingencies

Other Commitments

On January 15, 2019, we entered into a Purchase Agreement to purchase five floors of a building under construction in Petach Tivka, Israel (the "Property") for a purchase price of approximately $27.0 million with an option to purchase additional three floors. The purchase price is payable in six installments according to construction milestones and the delivery of the Property will be throughout 2019 and 2020.

On September 26, 2019, we entered into a Purchase and Sale Agreement to purchase a building located in San Jose, California for $21.3 million. On September 27, 2019, we paid a $0.3 million refundable deposit related to the Purchase and Sale Agreement and an additional $21.0 million will be paid on or before the closing date which is expected to occur in the first quarter of 2020.

Subsequent to the end of third quarter of 2019, on October 3, 2019, we entered into a Promotional Rights Agreement (the “Agreement”) for $36.0 million with a third-party which includes certain advertising and media coverage. The expense related to the Agreement will be incurred over the period of April 1, 2020 through March 31, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2019, we did not have any material indemnification claims that were probable or reasonably possible.

Note 11. Stockholders’ Equity

Summary of Stock-Based Compensation Expense

As of September 30, 2019, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 5,372,152 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchases for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of net revenues	$1,354	$966	$3,744	$2,747
Selling, general and administrative	19,394	15,403	54,321	41,197
Research and development	3,428	2,829	9,622	7,974
Total stock-based compensation	$24,176	$19,198	$67,687	$51,918

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expenses was recognized as of December 31, 2015. During the nine months ended September 30, 2019, 8,187 stock options were exercised at a weighted average exercise price of $8.07 per share. As of September 30, 2019, there were no options outstanding and exercisable.

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. A summary for the nine months ended September 30, 2019 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2018	931	$129.39
Granted	276	256.33
Vested and released	(422)	103.01
Forfeited	(61)	181.57
Nonvested as of September 30, 2019	724	$188.86	1.3	$131,021

As of September 30, 2019, we expect to recognize $100.6 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.2 years.

Market-performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to our executive officers. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of a stock market index over the vesting period, and certain MSU grants are also based on Align’s stock price at the end of the performance period. Generally, the vesting period of MSUs is three years. For MSUs granted during the nine months ended September 30, 2019, the maximum number of MSUs which will be eligible to vest are 250% of the MSUs initially granted.

A summary for the nine months ended September 30, 2019 is as follows:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2018	324	$215.07
Granted	138	240.73
Vested and released	(191)	77.17
Forfeited	(12)	258.72
Nonvested as of September 30, 2019	259	$326.15	1.4	$46,776

As of September 30, 2019, we expect to recognize $43.7 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.4 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of September 30, 2019, we have 441,293 shares available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	1.5	1.2	1.4	1.3
Expected volatility	52.0%	35.7%	50.1%	35.2%
Risk-free interest rate	1.8%	2.5%	2.2%	2.2%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$80.42	$109.58	$86.02	$94.71

As of September 30, 2019, there was $13.4 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 1.2 year.

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

In February 2019, we repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $243.42 per share, including commissions for an aggregate purchase price of $50.0 million. In May 2019, we repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $307.48 per share, including commissions for an aggregate price of $49.5 million. In July 2019, we entered into an accelerated stock repurchase agreement (“2019 ASR”) to repurchase $200.0 million of our common stock which was completed in September 2019. We received a total of approximately 1.1 million shares for an average share price of $176.61. As of September 30, 2019, we have $200.5 million available for repurchase under the May 2018 Repurchase Program.

Note 13. Accounting for Income Taxes

Our provision for income taxes was $25.9 million and $24.6 million for the three months ended September 30, 2019 and 2018, respectively, representing effective tax rates of 20.2% and 19.4%, respectively. Our provision for income taxes was $77.8 million and $35.2 million for the nine months ended September 30, 2019 and 2018, respectively, representing effective tax rates of 19.1% and 10.2%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2019 mainly as a result of certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates and the recognition of excess tax benefits related to stock-based compensation, partially offset by non-deductible officers’ compensation. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended 2018 mainly as a result of the recognition of excess tax benefits related to stock-based compensation, tax benefits recognized related to a statute of limitations expiration, and certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates, partially offset by unfavorable tax impact of the TCJA, including non-deductible officers’ compensation.

The increase in our effective tax rate for the three and nine months ended September 30, 2019 compared to the same periods in 2018 is primarily attributable to reduced excess tax benefits from stock-based compensation mainly due to non-deductible officers’ compensation and tax benefits recorded last year as a result of expiration of statute limitations that did not recur in 2019. For the three and nine months ended September 30, 2019, we recognized excess tax benefits of $0.4 million and $13.5 million, respectively, in our provision for income taxes.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and the Netherlands. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2015. We are currently under examination by the IRS for tax years 2015 and 2016. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2012.

Our total gross unrecognized tax benefits, excluding interest and penalties, was $46.0 million and $33.3 million as of September 30, 2019 and December 31, 2018, respectively, a material amount of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of September 30, 2019 was $1.6 million. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

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

In June 2017, the Costa Rica Ministry of Foreign Trade, an agency of the Government of Costa Rica, granted an extension of certain income tax incentives for an additional twelve year period. Under these incentives, all of the income in Costa Rica is subject to a reduced tax rate. In order to receive the benefit of these incentives, we must hire specified numbers of employees and maintain certain minimum levels of fixed asset investment in Costa Rica. If we do not fulfill these conditions for any reason, our incentive could lapse and our income in Costa Rica would be subject to taxation at higher rates which could have a negative impact on our operating results. The Costa Rica corporate income tax rate that would apply, absent the incentives, is 30% for 2019 and 2018. For the three and nine months ended September 30, 2019, the reduction in income taxes due to the reduced tax rate was minimal.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$102,524	$100,872	$321,514	$302,843
Denominator:
Weighted average common shares outstanding, basic	79,332	80,111	79,709	80,122
Dilutive effect of potential common stock	493	1,248	688	1,416
Total shares, diluted	79,825	81,359	80,397	81,538

Net income per share, basic	$1.29	$1.26	$4.03	$3.78
Net income per share, diluted	$1.28	$1.24	$4.00	$3.71

For the three and nine months ended September 30, 2019 and 2018, potentially anti-dilutive shares excluded from diluted net income per share related to RSUs, MSUs and ESPP were not material.

Note 15. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended September 30,
	2019	2018
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$14,331	$24,281
Conversion of convertible notes receivable into equity securities	$—	$4,862
Issuance of promissory note in exchange for sale of equity method investment	$54,154	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,186	$—
Investing cash flows from finance leases [1]	$10,896	$—
Financing cash flows from finance leases	$45,773	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26,395	$—
Finance leases	$51,064	$—

[1]
A portion of finance lease purchase payment relates to leasing a part of the building to a third party as a lessor. This amount is included in Other Investing Activities in our Condensed Consolidated Statements of Cash Flows.

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

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•	Comprehensive Products include, but not limited to, our Invisalign Comprehensive (formerly known as Invisalign Full and Invisalign Teen), Invisalign Assist, Invisalign First and Invisalign Moderate.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues	2019	2018	2019	2018
Clear Aligner	$516,265	$427,087	$1,482,172	$1,245,833
Scanner	91,076	78,202	274,837	186,639
Total net revenues	$607,341	$505,289	$1,757,009	$1,432,472
Gross profit
Clear Aligner	$379,202	$321,772	$1,096,702	$950,360
Scanner	58,352	50,009	175,237	114,411
Total gross profit	$437,554	$371,781	$1,271,939	$1,064,771
Income from operations
Clear Aligner	$211,952	$182,667	$614,622	$534,408
Scanner	32,760	31,498	100,286	65,250
Unallocated corporate expenses	(117,560)	(88,957)	(323,565)	(253,567)
Total income from operations	$127,152	$125,208	$391,343	$346,091
Depreciation and amortization
Clear Aligner	$9,306	$7,218	$27,851	$20,361
Scanner	1,987	1,237	5,349	3,510
Unallocated corporate depreciation and amortization	8,413	5,664	23,994	14,314
Total depreciation and amortization	$19,706	$14,119	$57,194	$38,185
Impairments and other (gains) charges
Clear Aligner	$(6,792)	$—	$22,990	$—
Scanner	—	—	—	—
Unallocated corporate impairments and other charges	—	—	—	—
Total impairments and other charges	$(6,792)	$—	$22,990	$—

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity losses of investee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total segment income from operations	$244,712	$214,165	$714,908	$599,658
Unallocated corporate expenses	(117,560)	(88,957)	(323,565)	(253,567)
Total income from operations	127,152	125,208	391,343	346,091
Interest income	3,478	2,234	9,576	6,327
Other income (expense), net	(2,211)	(837)	5,935	(7,759)
Net income before provision for income taxes and equity in losses of investee	$128,419	$126,605	$406,854	$344,659

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues [1]:
United States	$286,050	$263,349	$861,710	$754,472
The Netherlands	173,926	141,405	540,858	437,364
China	63,636	52,874	151,075	116,891
Other International	83,729	47,661	203,366	123,745
Total net revenues	$607,341	$505,289	$1,757,009	$1,432,472

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets are presented below by geographic area (in thousands):

	September 30, 2019	December 31, 2018
Long-lived assets [2]:
The Netherlands	$231,746	$206,679
United States	164,732	139,239
Costa Rica	81,574	80,218
China	62,359	36,249
Mexico	38,494	33,240
Other International	81,599	25,704
Total long-lived assets	$660,504	$521,329

2 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations regarding the anticipated impact of our new products and product enhancements will have on doctor utilization and our market share, our expectations regarding product mix and product adoption, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our intra-oral scanner sales in international markets, our belief that technology features and functionality of our iTero scanners will increase adoption of Invisalign and increase sales of our intra-oral scanners, our expectations regarding the financial and strategic benefits of establishing regional order acquisition, treatment planning and manufacturing facilities, our expectations regarding the productivity impact additional sales representatives will have on our sales, our expectations regarding the continued expansion of our international markets, including our expectation that international revenues will grow at a faster rate than Americas for the foreseeable future, our expectation regarding customer and consumer purchasing behavior, including expectations related to the consumer demand environment in China especially for U.S. based products and services, our expectation to incur additional costs related to the planned corporate structure reorganization, our expectations regarding potential additional litigation with SDC Financial LLC and certain affiliates regarding the “capital account” balance and other matters, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

Our goal is to establish Invisalign clear aligners as the standard method for treating malocclusion which, to date, over 7.5 million people worldwide have been treated with our Invisalign System, and to establish the iTero intraoral scanner as the preferred scanning device for 3D digital scans, ultimately driving increased product adoption by dental professionals. We intend to achieve this by continued focus and execution of our strategic growth drivers set forth in the Business Strategy section in our Annual Report on Form 10-K.

The successful execution of our business strategy in 2019 and beyond may be affected by a number of factors including:

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

◦
We launched Invisalign treatment with Mandibular Advancement, the first clear aligner solution for Class II correction in growing tween and teen patients. This offering combines the benefits of our clear aligner system with features for moving the lower jaw forward while simultaneously aligning the teeth without the need for elastics typically used to treat teen Class II patients. Invisalign treatment with Mandibular Advancement is commercially available to Invisalign-trained doctors in Canada, select Europe, Middle East and Africa

(“EMEA”), Asia Pacific (“APAC”) and Latin America (“LATAM”) countries and, in the U.S. starting November 2018 as we received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration in October 2018.

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

◦
In July 2018, we announced Invisalign First clear aligners which are a treatment option designed with features specifically for younger patients with early mixed dentition with a mixture of primary/baby and permanent teeth. Phase 1 treatment is an early interceptive orthodontic treatment for young patients, traditionally done through arch expanders, or partial metal braces, before all permanent teeth have erupted, typically at ages seven through ten years. Invisalign First clear aligners are designed specifically to address a broad range of younger patients’ malocclusions, including shorter clinical crowns, management of erupting dentition and predictable dental arch expansion. Invisalign First clear aligner treatment is commercially available to Invisalign-trained doctors in the U.S., Canada, as well as in select EMEA, APAC and LATAM countries.

◦
In October 2019, Invisalign Moderate Package launched in the U.S. and Canada. Applicable for mild to moderate malocclusion, the Invisalign Moderate treatment plans each consist of up to 20 aligners. The Invisalign Moderate treatment includes all the features of Invisalign treatment, plus additional features that address the orthodontic needs of teenage patients such as compliance indicators and compensation for tooth eruption. Aligners for Invisalign Moderate Package treatments are delivered to the dental professionals in a single shipment.

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

◦
In June 2019, we announced the launch of iTero Element Foundation intraoral scanner with restorative software. The iTero Element Foundation extends Align’s portfolio of intraoral scanners with powerful 3D visualization to better meet the needs of doctors, labs and patients. The iTero Element Foundation is available in North America and Japan and will also be available in select APAC and in select EMEA countries in the fourth quarter of 2019.

We believe that over the long-term, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

The use of iTero and other digital scanners for Invisalign case submission in place of PVS impressions continues to grow and remains a positive catalyst for Invisalign utilization. For the third quarter of 2019, total Invisalign cases submitted with a digital scanner in the Americas increased to 78.7%, up from 77.3% in the second quarter of 2019. International scans increased to 62.5%, up from 60.9% in the second quarter of 2019. We believe that over the long-term, technology innovation and added features and functionality of our iTero scanners will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

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

◦	Total utilization in both the third quarter of 2019 and 2018 was 6.1 cases per doctor.

▪
North America: Utilization among our North American orthodontist customers reached an all-time high in the third quarter of 2019 at 19.1 cases per doctor, compared to 17.4 cases per doctor utilized in the third quarter of 2018 while utilization among our North American GP was flat or 3.5 cases per doctor in both the third quarter of 2019 and 2018. The increase in North American orthodontist utilization in the third quarter of 2019 reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪	International: International doctor utilization was 5.5 cases per doctor in both the third quarter of 2019 and 2018.

We expect that over the long-term, our utilization rates will gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign. In addition, since the teenage and younger market makes up 75% of the approximately 12 million total orthodontic case starts each year, and as we continue to drive adoption of teenage and younger patients through sales and marketing programs, we expect our utilization rates to improve. Our utilization rates, however, may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. During the nine months ended September 30, 2019, we trained 16,735 new Invisalign doctors of which 7,670 were trained in the Americas region and 9,065 in the International region. In 2018, we trained a total of 19,655 new Invisalign doctors, of which 7,885 were trained in the Americas region and 11,770 in the International region.

•
International Invisalign Growth. We continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals in the EMEA and APAC markets. On a year-over-year basis, our International Invisalign volume increased 32.1% driven primarily by increased adoption as well as expansion of our customer base in both the EMEA and APAC regions. However, in the second quarter of 2019, we experienced softness in China related to a tougher consumer demand environment. Notwithstanding the current consumer sentiment in China, we continue to see growth from our international orthodontists and GP customers and are seeing more positive traction in the GP channel as we continue to segment our sales and marketing resources and programs specifically around each customer channel. We believe that continuous product introductions and feature improvements, such as Invisalign treatment with mandibular advancement, provide our customers with continued confidence in treating complex cases as well as teen-aged patients with Invisalign clear aligners. In 2019, we are continuing to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in select country markets. We expect International revenues to continue to grow at a faster rate than the Americas for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunities and our relatively low market penetration of these regions. Our future growth is dependent upon the continued growth of Invisalign adoption and international market penetration (Refer to Item 1A Risk Factors - “We depend on the sale of the Invisalign System for the vast majority of our net revenues, and any decline in sales of Invisalign treatment for any reason, or a decline in average selling prices would adversely affect net revenues, gross margin and net income.” and “We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.” for information on related risk factors).

•
Increasing Competition. In the second and third quarters of 2019, we experienced slower adult case growth from North American orthodontists, reflecting a more competitive environment especially for the young adult demographic. Given increased awareness for direct to consumer clear aligners and heavy advertising spend from direct to consumer players, case starts may be shifting away from traditional practices. We also believe that doctors are sampling alternative products and/or taking advantage of wires and brackets bundles that essentially give clear aligners away for free or at very low prices. In the third quarter of 2019, we increased investment in consumer demand with a new advertising campaign for North America and expanding marketing programs such as our Concierge Service, which connects potential patients with Invisalign doctors increasing conversion and loyalty. In addition, we launched new sales tools and professional marketing materials and we also expect to see increased productivity from the approximate 100 sales representatives we added in the first quarter of 2019. If, however, we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed (Refer to Item 1A Risk Factors “Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors and other companies that may introduce new technologies in the future” for information on related risk factors).

•
Establish Regional Order Acquisition, Treatment Planning and Manufacturing Operations. We will continue to establish and expand additional order acquisition, treatment planning and manufacturing operations closer to our international customers in order to improve our operational efficiency and to provide doctors confidence in using Invisalign clear aligners to treat more patients and more often. In the fourth quarter of 2018, we began fabricating our aligners in our new manufacturing facility in Ziyang, China, our first aligner fabrication facility outside of Juarez, Mexico. In the third quarter of 2019, we opened our new order acquisition facility in Wroclaw, Poland and new treatment facility in Yokohama, Japan. We continue to expect that it will take several quarters to ramp this facility up to full capacity and, as a result, manufacturing labor and overhead in this facility will be underutilized during this transition period (Refer to Item 1A Risk Factors - “As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity and operational efficiencies at our manufacturing and treat facilities” for information on related risk factors).

•
Corporate Structure Reorganization. Given our continued growth and expansion internationally, we are reorganizing our corporate structure and intercompany relationships to more closely align with the international nature of our business activities. The new corporate structure may also allow us to obtain financial and operational efficiencies after they are implemented. As part of this corporate structure reorganization, we will relocate our European headquarters from the Netherlands to Switzerland which we expect to be completed in early 2020. As a result, we will continue to incur expenses in the near term and expect to realize the related benefits in subsequent years. The implementation of this reorganization plan may be disruptive to our business, and, following completion of the reorganization plan, our business may not be more efficient or effective than prior to implementation of the plan. Our reorganization activities, including any related expenses and the impact from affected employees, could have a material adverse effect on our business, operating results, and financial condition (Refer to Item 1A Risk Factors - “We may experience unexpected issues and expenses associated with the corporate structure reorganization, including the relocation of our European headquarters to Switzerland” for information on related risk factors).

•
Straumann Group Litigation Settlement. In March 2019, we entered into an agreement with Straumann Group to settle all outstanding patent disputes in the U.S., the U.K., and Brazil, including those involving ClearCorrect, a subsidiary of Straumann Group. Under the terms of the settlement, Straumann Group paid Align $35.0 million on March 29, 2019. In addition, we also signed a non-binding letter of intent with Straumann Group for a 5-year global development and distribution agreement whereby Straumann would distribute 5,000 iTero Element scanners which would be fully integrated into the Straumann/Dental Wings CARES®/DWOS® workflow. The agreement provided that if for any reason the companies chose not to enter into the development and distribution agreement by July 2, 2019 or by a mutually agreed extended date, Straumann Group would pay Align an additional $16.0 million in lieu of the development and distribution agreement. In June 2019, the parties terminated the discussions regarding a possible development and distribution agreement and as a result, Straumann paid us the additional $16.0 million in July 2019. During the nine months ended September 30, 2019, we recognized a litigation settlement gain of $51.0 million.

•
SmileDirectClub. In March 2019, we announced the outcome of the arbitration of the claims asserted against us by SDC Financial LLC, SmileDirectClub LLC, and the members of SDC Financial LLC other than the company (collectively, the “SDC Entities”). The arbitrator ordered us to close our Invisalign stores by April 3, 2019, enjoined us from opening new Invisalign stores or providing certain services in physical retail establishments, and enjoined us from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of specified aspects of the non-compete provision to August 18, 2022. The arbitrator also ordered us to tender our SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance of Align as of October 31, 2017. No financial damages were awarded to the SDC Entities. In the nine months ended September 30, 2019, we recorded net of $23.0 million charges related to the store closures of approximately $29.8 million in the first quarter of 2019, composed of impairments related to the right of use lease assets, leasehold improvements and other fixed assets along with employee severance expenses, and was partially offset by $6.8 million of lease termination gains from our negotiated early termination of our Invisalign store leases recorded in the third quarter of 2019. On April 3, 2019, we had closed all Invisalign stores and returned SDC’s confidential information. We also tendered our membership interests to the SDC Entities for a purchase price that SDC claims to be the “capital account” balance of Align as of October 31, 2017. As a result, we recorded a $15.8 million gain in the second quarter of 2019 as other income in our Condensed Consolidated Statement of Operation. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance. That arbitration proceeding remains pending and currently is scheduled to be heard in June 2020. Relatedly, the SDC Entities filed a contempt petition with the Illinois court which confirmed the Award, asserting that Align had no right to contest the “capital account” determination as made by the SDC Entities. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities. On August 19, 2019, the SDC Entities filed a separate confidential arbitration proceeding alleging that Align has violated the non-compete provisions applicable to the members of the SDC Entities by virtue of Align’s alleged dealings with a third-party claimed to be a competitor of the SDC Entities. Align has denied the claim and intends to vigorously defend itself against the newly asserted allegations. The SDC Entities have yet to identify the range of damages they may seek to recover in the course of this arbitration and no hearing date has yet been set. We anticipate that there may be additional litigation with the SDC Entities regarding the “capital account” balance and other issues relating to the Award and the parties’ relationship (Refer to Note 9 "Legal Proceedings" of the Notes to Consolidated Financial Statements for details on SDC dispute and Refer to Note 8 "Impairments and Other (Gains) Charges" of the Notes to Consolidated Financial Statements for details on impairments and other (gains) charges).

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

•
Stock Repurchases. During the nine months ended September 30, 2019, we repurchased $99.5 million of our common stock on the open market. In July 2019, we entered into an accelerated share repurchase agreement (“2019 ASR”) to repurchase $200.0 million of our common stock which was completed in September 2019. As of September 30, 2019, we have $200.5 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

Results of Operations

Net Revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•	Comprehensive Products include, but are not limited to, Invisalign Comprehensive (formerly known as Invisalign Full and Invisalign Teen), Invisalign Assist, Invisalign First and Invisalign Moderate.

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

Net revenues for our Clear Aligner and Scanner segments by region for the three and nine months ended September 30, 2019 and 2018 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2019	2018	Net Change	% Change	2019	2018	Net Change	% Change
Clear Aligner revenues:
Americas	$259.8	$228.6	$31.1	13.6%	$753.6	$672.2	$81.4	12.1%
International	226.0	172.2	53.9	31.3%	637.4	496.9	140.5	28.3%
Non-case	30.5	26.3	4.2	16.0%	91.2	76.7	14.5	18.9%
Total Clear Aligner net revenues	$516.3	$427.1	$89.2	20.9%	$1,482.2	$1,245.8	$236.3	19.0%
Scanner net revenues	91.1	78.2	12.9	16.5%	274.8	186.6	88.2	47.3%
Total net revenues	$607.3	$505.3	$102.1	20.2%	$1,757.0	$1,432.5	$324.5	22.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2019	2018	Net Change	% Change	2019	2018	Net Change	% Change
Americas	215.4	205.8	9.6	4.7%	641.3	580.3	61.0	10.5%
International	170.0	128.7	41.3	32.1%	482.0	355.6	126.5	35.6%
Total case volume	385.4	334.6	50.9	15.2%	1,123.3	935.9	187.5	20.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2019, total net revenues increased by $102.1 million and $324.5 million, respectively, as compared to the same periods in 2018 primarily as a result of Invisalign case and scanner volume growth across all regions.

Clear Aligner - Americas

For the three months ended September 30, 2019, Americas net revenues increased by $31.1 million as compared to the same period in 2018 primarily due to higher average selling prices (“ASP”) which increased net revenues by $20.5 million. Higher ASP was due to July 2019 price increases across most products which contributed $11.5 million to the revenue growth and a product mix shift towards higher priced products, primarily driven by decreased SDC revenues which carry a lower ASP, increased net revenues $8.3 million. Invisalign case volume growth across all channels and most products increased net revenues by $10.6 million.

For the nine months ended September 30, 2019, Americas net revenues increased by $81.4 million as compared to the same period in 2018 due to Invisalign case volume growth across all channels and products which contributed to the net revenue growth by $70.7 million and higher ASP which increased net revenues by $10.7 million. Higher ASP was mainly the result of higher prices across most products which increased net revenues $22.9 million and a product mix shift towards higher priced products, primarily driven by decreased SDC revenues, increased net revenues $15.2 million. The ASP increases were partially offset by higher deferrals which reduced net revenues by $13.5 million, higher promotional discounts that reduced net revenues by $11.2 million, and unfavorable foreign exchange rates which reduced net revenues by $3.9 million.

Clear Aligner - International

For the three months ended September 30, 2019, International net revenues increased by $53.9 million as compared to the same period in 2018 primarily driven by Invisalign case volume growth across all channels and most products which increased net revenues by $55.2 million. This increase was partially offset by lower ASP that reduced net revenues by $1.3 million. The ASP decline was mainly the result of higher promotional discounts that reduced net revenues by $11.6 million, unfavorable foreign exchange rates that reduced net revenues by $6.8 million, and a product mix shift towards lower priced products that reduced net revenues by $4.3 million. The ASP decreases were partially offset by July 2019 price increases across most products, along with a benefit from going direct in several additional countries, and therefore, we now recognize direct sales at full ASP rather than the discounted distributor ASP, which increased net revenues by $13.5 million and lower net deferrals that increased net revenues by $5.0 million.

For the nine months ended September 30, 2019, International net revenues increased by $140.5 million as compared to the same period in 2018 primarily driven by case volume growth across all channels and most products which increased net revenues by $176.8 million. This increase was partially offset by lower ASP that reduced net revenues by $36.3 million. The ASP decline was mainly the result of unfavorable foreign exchange rates that reduced net revenues by $32.1 million, higher promotional discounts that reduced net revenues by $28.8 million, and a product mix shift towards lower priced products that reduced net revenues by $10.4 million. The ASP decreases were partially offset by higher prices from most products, along with a benefit from going direct in several additional countries, which increased net revenues by $27.3 million and lower net revenue deferrals and sales credits that increased net revenues by $4.8 million.

Clear Aligner - Non-Case

For the three and nine months ended September 30, 2019, non-case net revenues, consisting of Vivera Retainers, training fees and other product revenues, increased by $4.2 million and $14.5 million, respectively, as compared to the same periods in 2018. This was primarily due to increased Vivera volume across all regions, which increased revenues by $4.1 million and $13.3 million, respectively.

Scanner

For the three months ended September 30, 2019, scanner and services net revenues increased by $12.9 million as compared to the same period in 2018. This increase is primarily due to a larger scanner install base which resulted in higher computer-aided design/computer-aided manufacturing (“CAD/CAM”) services which increased net revenues by $8.6 million. Additionally, the increase in the number of scanners recognized increased net revenues by $2.6 million and an increase in scanner ASP contributed $1.7 million to the net revenue growth.

For the nine months ended September 30, 2019, scanner and services net revenues increased by $88.2 million as compared to the same period in 2018. This increase is primarily due to an increase in the number of scanners recognized which increased net revenues by $51.7 million, and higher CAD/CAM services that increased net revenues by $28.6 million. Additionally, net revenues increased by $7.9 million due to an increase in scanner ASP mostly attributable to new higher priced scanners launched in April 2018.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Clear Aligner
Cost of net revenues	$137.1	$105.3	$31.7	$385.5	$295.5	$90.0
% of net segment revenues	26.5%	24.7%		26.0%	23.7%
Gross profit	$379.2	$321.8	$57.4	$1,096.7	$950.4	$146.3
Gross margin %	73.5%	75.3%		74.0%	76.3%
Scanner
Cost of net revenues	$32.7	$28.2	$4.5	$99.6	$72.2	$27.4
% of net segment revenues	35.9%	36.1%		36.2%	38.7%
Gross profit	$58.4	$50.0	$8.3	$175.2	$114.4	$60.8
Gross margin %	64.1%	63.9%		63.8%	61.3%
Total cost of net revenues	$169.8	$133.5	$36.3	$485.1	$367.7	$117.4
% of net revenues	28.0%	26.4%		27.6%	25.7%
Gross profit	$437.6	$371.8	$65.8	$1,271.9	$1,064.8	$207.2
Gross margin %	72.0%	73.6%		72.4%	74.3%

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

Clear Aligner

For the three months ended September 30, 2019, our gross margin percentage decreased as compared to the same period in 2018 primarily due to an increase in aligners per case driven by additional aligners offset in part by a higher ASP.

For the nine months ended September 30, 2019, our gross margin percentage decreased as compared to the same period in 2018 primarily due to an increase in aligners per case driven by additional aligners.

Scanner

For the three and nine months ended September 30, 2019, our gross margin increased compared to the same periods in 2018 primarily driven by manufacturing efficiencies and higher ASP.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Selling, general and administrative	$277.5	$213.9	$63.6	$792.6	$625.6	$167.0
% of net revenues	45.7%	42.3%		45.1%	43.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense includes personnel-related costs including payroll, commissions and stock-based compensation for our sales force, marketing and administration in addition to media and advertising expenses, clinical education, trade shows and industry events, product marketing, equipment and maintenance costs, legal and outside service costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and Information Technology (“IT”).

For the three months ended September 30, 2019, selling, general and administrative expense increased compared to the same period in 2018 primarily due to higher compensation related costs of $31.0 million mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits partially due to investments in sales coverage and international expansion. We also incurred higher expenses from advertising and marketing costs of $13.9 million, legal and outside service costs of $12.0 million and equipment, software and maintenance costs of $5.7 million.

For the nine months ended September 30, 2019, selling, general and administrative expense increased compared to the same period in 2018 primarily due to higher compensation related costs of $94.8 million mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits partially due to investments in sales coverage and international expansion. We also incurred higher expenses from legal and outside service costs of $30.4 million, advertising and marketing costs of $22.1 million, equipment, software and maintenance costs of $13.8 million and depreciation and amortization costs of $10.8 million.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Research and development	$39.7	$32.7	$7.0	$116.0	$93.1	$22.9
% of net revenues	6.5%	6.5%		6.6%	6.5%

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

For the three and nine months ended September 30, 2019, research and development expense increased compared to the same periods in 2018 primarily due to higher compensation costs mainly from increased headcount resulting in higher salaries expense, incentive bonuses and fringe benefits.

Impairments and other (gains) charges (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Impairments and other (gains) charges	$(6.8)	$—	$(6.8)	$23.0	$—	$23.0
% of net revenues	(1.1)%	—%		1.3%	—%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
For the three months ended September 30, 2019, we negotiated early termination of our Invisalign store leases and recorded lease termination gains of $6.8 million.
For the nine months ended September 30, 2019, we recorded impairments and other (gains) charges of $23.0 million which are comprised of operating lease right-of-use assets impairments of $14.2 million, store leasehold improvement and other fixed asset impairments of $14.3 million, and employee severance and other expenses of $1.3 million, partially offset by the Invisalign store lease termination gains of $6.8 million (Refer to Note 8“Impairments and Other (Gains) Charges” and Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information).

Litigation settlement gain (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Litigation settlement gain	$—	$—	$—	$(51.0)	$—	$(51.0)
% of net revenues	—%	—%		(2.9)%	—%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
For the nine months ended September 30, 2019, we recorded a gain of $51.0 million due to the litigation settlement with Straumann (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information).

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Clear Aligner
Income from operations	$212.0	$182.7	$29.3	$614.6	$534.4	$80.2
Operating margin %	41.1%	42.8%		41.5%	42.9%
Scanner
Income from operations	$32.8	$31.5	$1.3	$100.3	$65.3	$35.0
Operating margin %	36.0%	40.3%		36.5%	35.0%
Total income from operations [1]	$127.2	$125.2	$1.9	$391.3	$346.1	$45.3
Operating margin %	20.9%	24.8%		22.3%	24.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 16 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Consolidated Income from Operations.

Clear Aligner

For the three months ended September 30, 2019, our operating margin percentage decreased compared to the same period in 2018 primarily due to an increase in aligners per case driven by additional aligners and the increased investments in our geographic expansion and go-to-market activities partially offset by the benefit from the early termination of our Invisalign store leases and higher ASP.

For the nine months ended September 30, 2019, our operating margin percentage decreased compared to the same period in 2018 primarily due to an increase in aligners per case driven by additional aligners partially offset by a gain recognized from the litigation settlement with Straumann.

Scanner

For the three months ended September 30, 2019, our operating margin percentage decreased compared to the same period in 2018 primarily due to higher operating expenses partially offset by manufacturing efficiencies.

For the nine months ended September 30, 2019, our operating margin percentage increased compared to the same period in 2018 primarily due to manufacturing efficiencies and higher ASP partially offset by higher operating expenses.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest income	$3.5	$2.2	$1.2	$9.6	$6.3	$3.2
% of net revenues	0.6%	0.4%		0.5%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest includes interest income earned on cash, cash equivalents and investment balances.

For the three and nine months ended September 30, 2019, interest income increased compared to the same periods in 2018 mainly due to a larger investment portfolio.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Other income (expense), net	$(2.2)	$(0.8)	$(1.4)	$5.9	$(7.8)	$13.7
% of net revenues	(0.4)%	(0.2)%		0.3%	(0.5)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended September 30, 2019, other income (expense), net decreased compared to the same period in 2018 primarily due to foreign exchange losses.

For the nine months ended September 30, 2019, other income (expense), net increased compared to the same period in 2018 primarily due to a $15.8 million gain from the sale of our investment in SDC. This increase was partially offset by a $4.0 million impairment of our equity investment in a privately held company along with foreign exchange losses (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for details on SDC legal proceedings discussion).

Equity in losses of investee, net of tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Equity in losses of investee, net of tax	$—	$1.1	$(1.1)	$7.5	$6.6	$0.9
% of net revenues	—%	0.2%		0.4%	0.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the nine months ended September 30, 2019, equity in losses of investee, net of tax increased compared to the same period in 2018 due to higher losses attributable from our equity method investments recorded during the first two quarters of 2019. After the second quarter of 2019, we no longer incur equity in losses of investee, net of tax related to SDC as we tendered our SDC equity interest on April 3, 2019. We recognized equity in losses of investee, net of tax on a three-month lag basis (Refer to Note

5 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Provision for income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Provision for income taxes	$25.9	$24.6	$1.3	$77.8	$35.2	$42.6
Effective tax rates	20.2%	19.4%		19.1%	10.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

The increase in effective tax rate for the three and nine months ended September 30, 2019 compared to the same periods in 2018 is primarily attributable to reduced excess tax benefits from stock-based compensation mainly due to non-deductible officers’ compensation and tax benefits recorded last year as a result of expiration of statute limitations that did not recur in 2019.

For the three and nine months ended September 30, 2019, we recognized excess tax benefits of $0.4 million and $13.5 million, respectively, in our provision for income taxes.

Liquidity and Capital Resources

We fund our operations from product sales. As of September 30, 2019 and December 31, 2018, we had the following cash and cash equivalents, and short-term and long-term marketable securities (in thousands):

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$490,362	$636,899
Marketable securities, short-term	292,011	98,460
Marketable securities, long-term	—	9,112
Total	$782,373	$744,471

As of September 30, 2019, we had $782.4 million in cash, cash equivalents and short-term marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds, foreign bonds and certificates of deposit.

As of September 30, 2019, approximately $268.5 million of cash, cash equivalents and short-term and long-term marketable securities was held by our foreign subsidiaries. We repatriated $303.9 million to the U.S. during the nine months ended September 30, 2019 and we may further repatriate funds in the future to invest in market expansion opportunities, provide additional working capital, and have greater flexibility to fund our stock repurchase programs (Refer to Note 13 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for details).

Cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash flow provided by (used in):
Operating activities	$529,093	$313,386
Investing activities	(290,333)	(24,021)
Financing activities	(383,163)	(315,151)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,098)	(2,890)
Net decrease in cash, cash equivalents, and restricted cash	$(146,501)	$(28,676)

Operating Activities

For the nine months ended September 30, 2019, cash flows from operations of $529.1 million resulted primarily from our net income of approximately $321.5 million as well as the following:

Significant non-cash activities

•	Stock-based compensation of $67.7 million related to equity incentive compensation granted to employees and directors;

•	Depreciation and amortization of $57.2 million related to our long-lived assets;

•	Impairment charges of $28.5 million related to decreases in the fair value of certain assets related to Invisalign stores;

•	Gain from sale of equity method investment of $15.8 million; and

•	Non-cash operating lease cost of $13.6 million;

Significant changes in working capital

•	Increase of $138.1 million in deferred revenues corresponding to the increase in case volume;

•	Increase of $95.6 million in accounts receivable which is primarily a result of the increase in net revenues; and

•	Increase of $40.8 million in inventories as we expect increased demand of our new and existing products along with increased additional aligner volumes.

Investing Activities

Net cash used in investing activities was $290.3 million for the nine months ended September 30, 2019 which primarily consisted of purchases of marketable securities of $588.8 million, property and plant and equipment purchases of $107.2 million and other investing activities of $14.1 million. These outflows were partially offset by maturities and sales of marketable securities of $406.5 million and payments of $13.2 million received on a note issued to a privately held company.

For the remainder of 2019 we expect to invest an additional $30.0 million to $35.0 million in capital expenditures related to progress payments for building purchases located in Petach Tivka, Israel and San Jose, California as well as additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired (Refer to Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for details on purchase of building in Petach Tivka, Israel).

Financing Activities

Net cash used in financing activities was $383.2 million for the nine months ended September 30, 2019 which consisted of common stock repurchases of $299.5 million, payroll taxes paid for vesting of restricted stock units through share withholdings of $55.8 million and the purchase of a building that we previously leased under a finance lease of $45.8 million. These outflows were offset in part by $17.9 million proceeds from the issuance of common stock.

Common Stock Repurchases

In July 2019, we entered into the 2019 ASR to repurchase $200.0 million of our common stock which was completed in September 2019. As of September 30, 2019, we have $200.5 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2018 as disclosed in our Annual Report on Form 10-K, other than obligations described in the Form 10-Q herein, including items disclosed in Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements. We believe that our current cash, cash equivalents and short-term marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase programs or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2019, we had approximately $292.0 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Based on interest bearing liabilities we have as of September 30, 2019, we are not subject to risks from immediate interest rate increases.

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

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of September 30, 2019 was not material.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2019, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between July 25, 2018 and October 24, 2018. The complaint generally alleges claims under the federal securities laws and seeks monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018 (together with the first lawsuit, the “Securities Actions”). On May 10, 2019, the lead plaintiff filed a consolidated complaint against Align and four of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018. On June 24, 2019, defendants filed a motion to dismiss the consolidated complaint. On October 29, 2019, that motion to dismiss was granted with leave to amend. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaints are similar to those presented in the Securities Actions, but the complaints assert various state law causes of action including for breaches of fiduciary duty, insider trading, and unjust enrichment, among others. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. On February 26, 2019, the three lawsuits were consolidated. On April 10, 2019, the court stayed the consolidated action pending final disposition of the Securities Actions.

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in this complaint are similar to those in the derivative suits described above. On May 16, 2019, the court stayed this action pending final disposition of the Securities Actions.

On February 22, 2019, a purported stockholder sent a letter to Align pursuant to 8 Del. C. § 220 demanding certain books and records for the stated purpose of investigating potential breaches of duty, corporate mismanagement, and alleged wrongdoing by fiduciaries of the Company. On April 16, 2019, Align responded and refused the demand on several legal grounds. On June 10, 2019, the purported stockholder petitioned the Superior Court of the State of California, County of Santa Clara, to issue a writ of mandate commanding Align to provide the books and records requested. On August 23, 2019, Align filed a demurrer seeking to dismiss the petition. A hearing on that demurrer was held on October 25, 2019. On October 28, 2019, the Court issued an order sustaining Align’s demurrer and dismissing the petition without an opportunity to amend. The Court further ordered Align to submit a proposed judgment of dismissal within 10 days.

Align is currently unable to predict the outcome of this demand or of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (“ITC”) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align’s ITC complaints seek cease and desist orders and exclusion orders prohibiting the importation of 3Shape’s Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Two of those cases were stayed pending the ITC determinations, and the other two cases are currently active in discovery and pretrial proceedings. Trials have been scheduled to begin on April 20, 2020 in one case and to begin on June 8, 2020 in the other. Certain of Align’s asserted patents in the Delaware actions were found invalid by the District Court Judge. The ITC conducted hearings in the Section 337 investigations in September and November 2018. On March 1, 2019, the Administrative Law Judge

issued an Initial Determination in one of the Section 337 investigations, finding no violation of Section 337 by 3Shape. On April 26, 2019, the Administrative Law Judge issued an Initial Determination in the second Section 337 investigations, finding no violation of Section 337 by 3Shape. Align and 3Shape each petitioned the Commission for review of the Initial Determinations. On July 18 and July 19, 2019, the Commission determined to review each Initial Determination and sought additional briefing by the parties with respect to one of the Section 337 investigations. On August 20, 2019, the Commission vacated one Initial Determination and terminated the investigation, and on October 15, 2019, the Court ordered that the stay be lifted on the corresponding Delaware case. The current target date for completion of the other investigation is November 22, 2019.

On May 9, 2018, 3Shape filed a complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent; the court stayed the case. On June 14, 2018, 3Shape filed another complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent. On August 19, 2019, the Court consolidated the two actions, and 3Shape filed an amended complaint alleging infringement of an additional patent on August 30, 2019. The case is active and in the early discovery phase, with trial scheduled to begin on April 12, 2021.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanning markets, and the Court scheduled trial to begin on May 10, 2021. Align filed a motion to dismiss 3Shape’s complaint on October 17, 2018. Align also moved to stay the litigation pending the outcome of its motion to dismiss. The court granted Align’s motion to stay. On August 15, 2019, the Magistrate Judge recommended that Align’s motion to dismiss be granted, and, on September 26, 2019, the District Court Judge adopted the Magistrate Judge’s Report and Recommendation, granted Align’s motion to dismiss, and dismissed 3Shape’s complaint with leave to amend within thirty days of the order. On October 28, 2019, 3Shape filed an amended complaint. Align has until November 18, 2019 to respond.

On December 10, 2018, Align filed three additional patent infringement lawsuits asserting 10 additional patents against 3Shape. Align filed one Section 337 complaint with the ITC alleging that 3Shape violates U.S. trade laws through unfair competition by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On December 11, 2018, Align filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape's Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. The ITC instituted the investigation, and one of the District Court cases was stayed pending the ITC determination. Certain claims of Align’s asserted patents in the Delaware action was found invalid by the District Court Judge. The remaining District Court case is in the very early stages of discovery and pretrial proceedings. The ITC evidentiary hearing was held at the end of October 2019. The deadline for the judge’s initial determination is March 6, 2020.

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

Simon & Simon

On March 14, 2019, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Align filed a motion to dismiss the complaint on April 5, 2019, and the court held a hearing on Align’s motion. On October 15, 2019, the Magistrate Judge issued a Report and Recommendation on Align’s motion to dismiss which recommends that Align’s motion be granted and that the plaintiffs’ complaint be dismissed without prejudice. On October 29, 2019, Simon and Simon filed objections to the Magistrate Judge’s Report and Recommendation. Align has until November 12, 2019 to respond. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

SDC Dispute

In February 2018, Align received a communication on behalf of SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the “SDC Entities”) alleging that the launch and operation of the Invisalign store pilot program constituted a breach of non-compete provisions applicable to the members of SDC Financial LLC, including Align. As a result of this alleged breach, SDC Financial LLC notified us that its members (other than Align) sought to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to the current “capital account” balance of Align. The SDC Entities’ communication also alleged that Align breached confidentiality provisions applicable to the SDC Financial LLC members and demanded that Align cease all activities related to the Invisalign store pilot project, close existing Invisalign stores and cease using SDC’s confidential information. In April 2018, the SDC Entities instigated confidential arbitration proceedings and filed a complaint in the Chancery Court of Davidson County, State of Tennessee that sought, among other forms of relief, to preliminarily and permanently enjoin all activities related to the Invisalign store pilot project, require Align to close existing Invisalign stores, prohibit Align from opening any additional stores, and allow the SDC Entities to exercise a right to repurchase all of Align's SDC Financial LLC membership interests for a purchase price equal to Align's current “capital account” balance.
On June 29, 2018, the Chancery Court of Davidson County, State of Tennessee denied the SDC Entities’ request for a temporary injunction to prevent Align from opening additional Invisalign stores. During December 2018, the parties participated in binding arbitration proceedings and presented closing arguments on January 23, 2019. The arbitrator issued his decision on March 4, 2019. The arbitrator found that Align breached the non-compete provision applicable to the members of SDC Financial LLC and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. The arbitrator ordered Align to close its Invisalign stores by April 3, 2019, and enjoined Align from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners, and enjoined Align from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of specified aspects of the non-compete provision to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, to be determined in accordance with the applicable provisions of the SDC Operating Agreements. No financial damages were awarded to the SDC Entities. The SDC Entities filed a motion to confirm the Award, which Align did not oppose, in the Circuit Court for Cook County, Illinois. The motion to confirm the Award was granted on April 29, 2019.

As required by the Award, on April 3, 2019, Align had closed its Invisalign stores, returned SDC’s alleged confidential information, and tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance as of October 31, 2017. Align disputes that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017 as required by the SDC Operating Agreements and the Award. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination of Align’s “capital account” balance as of October 31, 2017. That arbitration proceeding remains pending and currently is scheduled to be heard in June 2020. Relatedly, the SDC Entities filed a contempt petition with the Illinois court which confirmed the Award, asserting that Align had no right to contest the “capital account” determination as made by the SDC Entities. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities.

On August 19, 2019, the SDC Entities filed a separate confidential arbitration proceeding alleging that Align has violated the non-compete provisions applicable to the members of the SDC Entities by virtue of Align’s alleged dealings with a third-party claimed to be a competitor of the SDC Entities. Align has denied the claim and intends to vigorously defend itself against the newly asserted allegations. The SDC Entities have yet to identify the range of damages they may seek to recover in the course of this arbitration and no hearing date has yet been set.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Straumann Group Litigation Settlement

In March 2019, Align entered into an agreement with Straumann Group to settle all outstanding patent disputes in the U.S., the U.K., and Brazil, including those involving ClearCorrect, a subsidiary of Straumann Group. Under the terms of the settlement, Straumann Group paid Align $35.0 million on March 29, 2019. In addition, Align also signed a non-binding letter of intent with Straumann Group for a 5-year global development and distribution agreement whereby Straumann would distribute 5,000 iTero Element scanners which would be fully integrated into the Straumann/Dental Wings CARES®/DWOS® workflow. The agreement provided that if for any reason the companies chose not to enter into the development and distribution agreement by July 2, 2019 or by a mutually agreed extended date, Straumann Group would pay Align an additional $16.0 million in lieu of the development and distribution agreement. In June 2019, the parties terminated the discussions regarding a possible development and distribution agreement and as a result, Straumann paid us the additional $16.0 million in July 2019. During the nine months ended September 30, 2019, we recognized a litigation settlement gain of $51.0 million.

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

Additionally, we continuously upgrade our customer facing software applications, specifically the ClinCheck, MyAligntech and Invisalign Doctor Site softwares. Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released. The discovery of a defect or error or the incompatibility with the computer operating system and hardware configurations of customers in a new upgraded version or the failure of our primary information systems may result in the following consequences, among others: loss of revenues or delay in market acceptance, damage to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. As of September 30, 2019, we had 463 active U.S. patents, 489 active foreign patents, and 556 pending global patent applications.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in legal entity structure and/or activities performed within our entities, changes in tax laws such as the TCJA enacted into law on December 22, 2017, regulations and/or rates, new or changes to accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, the future levels of tax benefits of stock-based compensation, settlement of income tax audits, and changes in overall levels of pretax earnings. As a result of the adoption of ASU 2016-09 in 2017, we anticipate our effective tax rate to vary significantly in our first quarter due to the timing of when the majority of our equity compensation vests each year. Other quarters can also be impacted depending on the timing of equity vests.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended September 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program [1]
July 1, 2019 through July 31, 2019	688,807	$203.25	688,807	$200,500,000
August 1, 2019 through August 31, 2019	—	—	—	$200,500,000
September 1, 2019 through September 30, 2019	443,657	$135.24	443,657	$200,500,000

[1]
In July 2019, we entered into an accelerated share repurchase agreement (“2019 ASR”) to repurchase $200.0 million of our common stock which was completed in September 2019. As of September 30, 2019, we have $200.5 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed here with
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
10.1	Fixed Dollar Accelerated Share Repurchase Transaction dated July 30, 2019				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

October 31, 2019	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance