Form 10-K
period 2019-12-31
ALIGN TECHNOLOGY INC
filed 2020-02-28
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15.9 billion as of June 28, 2019 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 21, 2020, 78,753,161 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2019

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

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our estimates concerning the number of people who can benefit from our products, expectations regarding the anticipated impact of our new products and product enhancements will have on the future of dentistry, doctor utilization and our market share, our beliefs regarding our technology development and the advantages of our intellectual property portfolio, our beliefs concerning our compliance with domestic and foreign laws and regulations, including data protection and security, our expectations regarding geographic and product mix and product adoption, our expectations for domestic and international growth, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our iTero scanners, their utilization and the potential growth opportunities iTero scanners represent to our overall business, our beliefs concerning the manufacturing capabilities and expectations regarding the financial and strategic benefits of establishing regional order acquisition, treatment planning and manufacturing facilities, our expectations for competition, our expectations concerning the impact of the Novel Coronavirus on our sales and operating results, our intention to hire more sales representatives and their expected impact on our sales, our expectations regarding the continued expansion of our domestic and international markets including related infrastructure and staffing, our expectations related to our corporate structure reorganization, the level of our operating expenses, capital expenditures and gross margins, our intentions regarding earnings from international operations, our beliefs concerning our investment portfolio and the funding of our operations and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part I, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I

ITEM 1.BUSINESS

Our Company

Align Technology, Inc. (“We”, “Our”, “Align”) is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners and iTero® intraoral scanners and services for orthodontics, and restorative and aesthetic dentistry. Align’s products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect. Align Technology was founded in March 1997 and incorporated in Delaware in April 1997. Our corporate headquarters is located at 2820 Orchard Parkway, San Jose, California, U.S.A., 95134, and our telephone number is 408-470-1000. Our internet address is www.aligntech.com. Our Americas regional headquarters is located in Raleigh, North Carolina, U.S.A.; our European, Middle East and Africa (“EMEA”) regional headquarters is located in Rotkreuz, Switzerland, which moved from Amsterdam, the Netherlands in January 2020; and our Asia Pacific ("APAC") regional headquarters is located in Singapore.

We have two operating segments: (1) Clear Aligner and (2) Scanners and Services ("Scanner"). For the year ended December 31, 2019, Clear Aligner net revenues represented approximately 84% of worldwide net revenues, while Scanner net revenues represented the remaining 16% of worldwide net revenues. We sell the majority of our products directly to our customers: orthodontists and general practitioner dentists ("GPs"), as well as to restorative and aesthetic dentists, including prosthodontists, periodontists, and oral surgeons. We also sell through sales agents and distributors in certain countries. In addition, we sell directly to Dental Support Organizations ("DSOs") who contract with dental practices to provide critical business management and support including non-clinical operations, and we sell directly to dental laboratories who manufacture or customize a variety of products used by licensed dentists to provide oral health care.

We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Invisalign System in 1998. The Invisalign System is regulated by the FDA as a Class II medical device. In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course. The Invisalign System is sold primarily through a direct sales force in North America, APAC, Europe, EMEA and Latin America ("LATAM"). To date, over 8 million people worldwide have been treated with our Invisalign System.

Our iTero scanner is used by dental professionals and/or labs and service providers for restorative and orthodontic digital procedures as well as Invisalign case submission. We received 510(k) clearance from the FDA to market iTero software for expanded indications in 2013. Scanners and computer-aided design/computer-aided manufacturing ("CAD/CAM") services are primarily sold through our direct sales force and through sales agents and distributors in certain countries. In addition, we sell iTero scanners and CAD/CAM services directly to DSOs.

Clear Aligner Segment

Malocclusion and Traditional Orthodontic Treatment

Malocclusion, or the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting billions of people, or approximately 60% to 75% of the global population. Annually, approximately 12 million people in major developed countries elect treatment by orthodontists worldwide. Most orthodontic patients are treated with the use of traditional methods such as metal arch wires and brackets, referred to as braces, and may be augmented with elastics, metal expanders, headgear or functional appliances, and other ancillary devices as needed. Upon completion of the treatment, the dental professional may, at his or her discretion, have the patient use a retainer appliance. Of the 12 million annual orthodontic cases started, we estimate that approximately 75% or 8.4 million could be treated using our Invisalign clear aligners. In addition, approximately 300 million people with malocclusion could benefit from straightening their teeth. This represents an incremental opportunity for us as we expand the market for orthodontics by educating more consumers about the benefits of straighter teeth using Invisalign clear aligners and connecting them with an Invisalign doctor of their choice.

The Invisalign System

The Invisalign System is a proprietary method for treating malocclusion based on a proprietary computer-simulated virtual treatment plan and a series of doctor-prescribed, custom manufactured, clear plastic removable aligners. The Invisalign System offers a range of treatment options, specialized services, and access to proprietary software for treatment visualization and is comprised of the following phases:

Orthodontic diagnosis and transmission of treatment data to us. The Invisalign-trained dental professional prepares an online prescription form on our Invisalign Doctor Site and submits the patient's records, which include a digital intraoral scan or a polyvinyl-siloxane ("PVS") impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition. Intraoral digital scans may be submitted through either Align's iTero scanner or certain third-party scanners capable of accurately interfacing with our systems and processes. See "Third Party Scanners and Digital scans for Invisalign treatment submission." More than 73% of Invisalign case submissions are now submitted via digital scan, increasing the accuracy of treatments, reducing the time from prescription submission to patient receipt, and decreasing the carbon footprint resulting from the shipment of the materials used to form the physical PVS impressions and shipping those PVS impressions to us.

Preparation of computer-simulated treatment plan. Using the information and digital data provided, we generate a proposed custom, three-dimensional treatment plan, called a ClinCheck treatment plan using our proprietary software, which is not for sale or license. A patient’s ClinCheck treatment plan simulates expected tooth movement in stages and details the timing and placement of any features or attachments to be used during treatment. Attachments are tooth-colored “buttons” that are sometimes used to increase the biomechanical force on a specific tooth or teeth in order to effect the desired movement(s).

Review and approval of the treatment plan by an Invisalign-trained doctor. The patient’s ClinCheck treatment plan is then made available to the prescribing dental professional via the Invisalign Doctor Site which enables the dental professional to project tooth movement from initial position to final position and compare multiple treatment plan options. By reviewing, modifying as needed and approving the treatment plan, the dental professional retains control of the patient's treatment.

Manufacture of custom aligners. Upon the dental professional’s approval of the ClinCheck treatment plan, we use the data underlying the simulation, in conjunction with stereolithography technology (a form of 3D printing technology), to construct a series of molds depicting the future position of the patient’s teeth. Each mold is a replica of the patient’s teeth at each stage of the simulated course of treatment. From these molds, aligners are fabricated by pressure-forming polymeric sheets over each mold. Aligners are thin, clear plastic, removable dental appliances that are custom manufactured in a series to correspond to each stage of the patient's ClinCheck treatment plan.

Shipment to the dental professional and patient aligner wear. In most countries, all the aligners for a patient's treatment plan are shipped directly to the dental professional, who then dispenses them to the patient at regular check-up intervals throughout the treatment. Aligners are generally worn for a period of time typically one to two weeks, corresponding to the stages of the patient’s approved ClinCheck treatment plan. The patient replaces the aligners with the next pair in the series when prescribed, advancing tooth movement through each stage. At various points in each patient’s treatment, their doctor may place attachments or use other auxiliaries to achieve desired tooth movements, per the doctor’s original prescription and the approved ClinCheck treatment plan.

At the treating doctor’s discretion, weekly aligner changes are recommended for all Invisalign treatments except for Invisalign Lite and Express packages and may provide up to 50% shorter treatment time compared with two-week aligner wear.

Feature Enhancements

We continue to introduce enhanced features across the Invisalign System to improve treatment outcomes or address broader clinical indications. For example, in 2018, we extended the Invisalign product family with Invisalign First clear aligners, designed with features specifically for younger patients with early mixed dentition (with a mixture of primary/baby and permanent teeth). Invisalign First clear aligners are designed specifically to address a broad range of younger patients' malocclusions, including shorter clinical crowns, management of erupting dentition, and predictable dental arch expansion.

In 2018, we also introduced enhancements designed to improve dental professional and patient experiences and clinical outcomes including: wing overlap and engagement in deep bite cases with anterior intrusion, new options for mandibular advancement and symmetrical advancement of the left and right side, a new default protocol for incremental advancement, and improvements to support leveling the curve of Spee in deep bite cases.
Clear Aligner Products

Malocclusion	Very Mild		Moderate		Severe
Product	Invisalign Express Package	Invisalign Lite Package	Invisalign Go Limited Movement (GP)	Invisalign Moderate Package	Invisalign Comprehensive Package
Stages	7	14	20	20-26	As many as required
Clinical Scope	Relapse and minor movement, anterior esthetic alignment	Class I, mild crowding/spacing, non-extraction, pre-restorative	Class I, no anterior / posterior correction, mild to moderate crowding, spacing, non-extraction, pre-restorative Tooth movement from 2nd premolar to 2nd premolar (5x5)	Class I, mild Class II, mild to moderate crowding/spacing, mild anterior / posterior and vertical discrepancies, pre-restorative	Class I, II, III, moderate to severe crowding/spacing, anterior / posterior and vertical discrepancies, extractions, complex pre-restorative

Most of our Invisalign Treatment Plans described above provide dental professionals with the option to order additional aligners if the patient's treatment is not tracking against the original treatment plan. The number of additional aligner orders and timing are subject to certain requirements noted in our terms and conditions.

Comprehensive Products - Invisalign Treatment Options:

Invisalign Comprehensive. The Invisalign Comprehensive Package is used to treat adults and teens for a full spectrum of mild to severe malocclusion and contains a wide variety of Invisalign features to address the doctor's treatment goals. It also addresses the orthodontic needs of teenage patients, such as Mandibular Advancement, compliance indicators and compensation for tooth eruption.

Invisalign First Phase 1 and Invisalign First Comprehensive Phase 2 Package. Invisalign First Phase 1 is designed specifically for younger patients generally between the ages of seven and ten years, which is a mixture of primary/baby and permanent teeth. Invisalign First Phase 1 treatment provides early interceptive orthodontic treatment, traditionally done through arch expanders, or partial metal braces, before all permanent teeth have erupted. Invisalign First clear aligners are designed specifically to address a broad range of younger patients' malocclusions, including shorter clinical crowns, management of erupting dentition and predictable dental arch expansion. Our Invisalign First Comprehensive Phase 2 Package is a continuation of the First Phase 1 and is generally consistent with our Invisalign Comprehensive Package. After a patient completes Invisalign First Phase I, doctors have the option to purchase a discounted Comprehensive Phase 2 Package for that same patient.

Non-Comprehensive Products - Invisalign Treatment Options:

Invisalign Non-comprehensive Products. We offer a variety of lower priced treatment packages for less complex orthodontic cases, non-comprehensive relapse cases, or straightening prior to restorative or cosmetic treatments, such as veneers. These packages may be offered in select countries and/or may differ from region to region.

Invisalign Go. We also offer Invisalign Go, a streamlined Non-Comprehensive package designed for GPs to more easily identify and treat patients with mild malocclusion. The Invisalign Go package includes case assessment support, a simplified ClinCheck treatment plan and a progress assessment feature for case monitoring.

Non-Case Products:

Clear Aligner non-case products include retention products, Invisalign training fees and sales of ancillary products, such as cleaning material and adjusting tools used by dental professionals during the course of treatment.

Retention. We offer up to four sets of custom clear aligners called Vivera Retainers made with proprietary material strong enough to maintain tooth position and correct minor relapse, if necessary. Vivera Retainers are available to both Invisalign and non-Invisalign patients. In select markets, we also offer single arch retainers.

SmartTrack Aligner Material

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

Scanner Segment

Intraoral scanning continues to be an evolving technology that we believe will have a substantial impact on the future of dentistry. By enabling the dental practitioner to create a 3D image of a patient's teeth (digital scan) using a handheld intraoral scanner, digital scanning is faster, more efficient, precise and comfortable for patients, compared to the discomfort and subjective nature of taking physical impressions. The accuracy of digitally scanned models substantially reduces the rate of restoration "remakes;" meaning patients are recalled less often and the appointment time for the restoration is shorter because of fewer adjustments, increasing overall patient satisfaction. Digital models also reduce the carbon footprint associated with the shipping of the materials used to create PVS impressions, the shipping of those impressions, and their disposal. Moreover, the digital model file can be used for various procedures and services including fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; digital records storage; orthodontic diagnosis; orthodontic retainers and appliances; and Invisalign digital impression submission.

iTero Scanner. The iTero Element scanner is available as a single hardware platform with software options for restorative or orthodontic procedures. The expanded portfolio includes the iTero Element 2 and the iTero Element Flex scanners which are each available in select regions and countries. These products build on the existing high precision, full-color imaging and fast scan times of the iTero Element portfolio while streamlining orthodontic and restorative workflows. We also continue to offer the existing iTero Element scanner in existing markets. The iTero scanner is interoperable with our Invisalign treatment such that a full arch digital scan can be submitted as part of the Invisalign case submission process.

In February 2019, we launched the iTero Element 5D Imaging system which provides a new comprehensive approach to clinical applications, workflows and user experience that expands the suite of existing high-precision, full-color imagining and fast scan times of the iTero Element portfolio. In addition to offering all of the features and functionality that doctors have come to expect and rely on with the iTero Element 2 scanner, the iTero Element 5D scanner is the first integrated dental imaging system that simultaneously records 3D, intra-oral color and near-infrared ("NIRI") imaging and enables comparison over time using iTero TimeLapse. NIRI technology of the iTero Element 5D Imaging System aids in detection and monitoring of interproximal caries lesions above the gingiva without using harmful radiation. The iTero Element 5D Imaging System is available in the majority of EMEA and select APAC countries; however, it is pending regulatory approval in the U.S. and LATAM countries.

In June 2019, we announced the launch of iTero Element Foundation intraoral scanner with restorative software. The iTero Element Foundation extends our portfolio of intraoral scanners with powerful 3D visualization to better meet the needs of doctors, labs and patients. The iTero Element Foundation is available in North America and Japan and will be available in other select APAC and EMEA countries in 2020.

Restorative software for iTero. Our Restorative software is designed for GPs, prosthodontists, periodontists, and oral surgeons which includes restorative workflows providing them with the ability to send digital impressions to the lab of choice and communicate seamlessly with external treatment planning, custom implant abutment, chairside milling, and laboratory CAD/CAM systems.

Orthodontic software for iTero. Software designed for orthodontists for digital records storage, orthodontic diagnosis, and for the fabrication of printed models and retainers.

CAD/CAM Services and Ancillary Products

Ancillary Products. We sell disposable sleeves for the wand and other ancillary products for the iTero scanner.

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

Third Party Scanners and Digital scans for Invisalign treatment submission. We accept case submissions for our clear aligner products in two ways: (1) physical impressions of the patient’s teeth or (2) intraoral scan of the patient’s teeth. With respect to intraoral scans, we accept scans from iTero scanners and certain third-party scanners that have interoperability relationship with our systems and processes.

iTero Applications and Tools

Invisalign Outcome Simulator. The Invisalign Outcome Simulator is an exclusive chair-side and cloud-based application for the iTero scanner that allows doctors to help patients visualize how their teeth may look at the end of Invisalign treatment. This is achieved through a dual view layout that shows a prospective patient an image of his/her own current dentition next to his/her simulated final position after Invisalign treatment.

Invisalign 3D Assessment tool. The Invisalign Progress Assessment tool provides the ability to compare a patient’s new scan with a specific stage of their ClinCheck treatment plan. This allows doctors to visually assess and communicate Invisalign treatment progress with an easy to read, color-coded tooth movement report.

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

Our iTero Element, iTero Element 2, iTero Element Flex and iTero Element 5D scanners include the Invisalign Outcome Simulator, Invisalign 3D Assessment tool and Timelapse as well as the orthodontic software and/or restorative software. The orthodontic or restorative software may also be purchased subsequently for an upgrade fee. Additional applications such as the Invisalign Outcome Simulator are not available for sale separately.

Other proprietary software mentioned in this Annual Report on Form 10-K such as ClinCheck and ClinCheck Pro software, the Invisalign Doctor Site, and feature enhancements are included as part of the Invisalign System and are not sold separately nor do they contribute as individual items to revenues.

Business Strategy

Our goal is to establish the Invisalign System as the standard method for treating malocclusion and our intraoral scanning platform as the preferred scanning protocol for digital scans. Our technology and innovations are designed to meet the demands of today’s patients with treatment options that are convenient, comfortable, affordable, while helping to improve overall oral health. We strive to help our doctors move their practices forward by connecting them with new patients, providing digital solutions to help increase practice efficiency and helping them deliver the best possible treatment outcomes and experiences to millions of people around the world. We achieve this by continued focus and execution of our strategic growth drivers as follows:

1.
International Expansion. In order to provide the millions of consumers access to a better smile, we continue increasing our presence globally by making our products available in more countries. We expect to continue expanding our business by investing in resources, infrastructure, and initiatives that will drive Invisalign treatment growth in our current and new international markets. As our core international countries continue to grow in both number of new Invisalign trained doctors and customer utilization, we strive to make sure we can support that growth through investments such as headcount, clinical support, product improvements, education and advertising. We have transitioned most of our smaller country markets from an indirect to a direct sales model, and, while we do not expect a material impact from these countries for some time, in the near term we will leverage our existing infrastructure in adjacent country markets as we build local sales and support organizations to drive long-term market penetration. In addition, we are scaling and expanding our operations and facilities to better support our customers across the globe. In 2019, we opened a new order acquisition and treatment facility in Wroclaw, Poland and a new treatment planning facility in Yokohama, Japan to support customers within these regions.

2.
GP Adoption. We want to enable GPs, who have access to a large patient base, to more easily identify Invisalign cases they can treat, monitor patient progress or, if needed, help refer cases to an orthodontist while providing high-quality restorative, orthodontic, and dental hygiene care. In 2019, we continued to commercialize Invisalign Go, a simplified and streamlined solution designed for GPs and trained over 3,700 new Invisalign Go doctors primarily in EMEA. In the EMEA region, we segmented sales and marketing for certain country markets into two separate organizations to serve each customer segment, orthodontists and GP dentists separately, thereby increasing our focus and effectiveness on GP dentists. The iTero scanner is an important component to that customer experience and is central to a digital approach as well as overall customer utilization of Invisalign treatment. The iTero scanner is optimized for Invisalign treatment with the Invisalign Outcome Simulator, Invisalign Progress Assessment tool, and TimeLapse technology. This highlights areas of diagnostic interest to dental professionals and helps foster a proactive conversation with the patient regarding potential restorative or orthodontic solutions. In March 2019, we began a collaboration with Digital Smile Design to deliver dedicated education programs, enable simplified, streamlined integration of digital end-to-end workflows into GPs' practices and offer doctors more opportunities to learn about digital tools and treatment planning support. In September 2019, we formed a collaboration with Zimmer Biomet Dental to leverage their extensive direct global salesforce and network of dental clinicians and laboratories to help drive further penetration of iTero scanners and services in the growing digital restorative market. The collaboration also offers Zimmer Biomet Dental customers access to Invisalign clear aligners through the iTero platform to facilitate a comprehensive interdisciplinary treatment approach.

3.
Patient Demand & Conversion. Our goal is to make Invisalign a highly recognized name brand worldwide by creating awareness for Invisalign treatment among consumers and motivating potential patients to seek Invisalign treatment. We accomplish this objective through an integrated consumer marketing strategy that includes television, media, social networking and event marketing and strategic alliances with professional sports teams as well as educating patients on treatment options and directing them to high volume Invisalign doctors. In January 2019, we expanded our Smile Concierge program which educates consumers on the benefits of Invisalign treatment, answers their questions and helps them schedule an appointment with an Invisalign doctor. The program simultaneously helps doctors better engage with prospective customers through more detailed customer insights. Additionally, in August 2019, we significantly increased our investment in consumer marketing in the U.S. The U.S. campaign was launched across all key media channels to over 140 million consumers, combining a robust paid media strategy across prime broadcast, cable and connected TV channels with paid search and social media.

4.
Orthodontist Utilization. We continue to innovate and increase product applicability and predictability to address a wide range of cases, from simple to complex, thereby enabling doctors to confidently treat teenagers and adults with the Invisalign System. Over the last several years, we launched Invisalign Comprehensive with Mandibular Advancement and Invisalign First. We also continue to make improvements to our Invisalign treatment software, ClinCheck Pro, designed to deliver an exceptional user experience and increase treatment control to help our doctors achieve their treatment goals.

Manufacturing and Suppliers

We have manufacturing facilities located in Juarez, Mexico, where we conduct our aligner fabrication, distribution, repair of our iTero scanners and perform our CAD/CAM services. In the fourth quarter of 2018, we also began fabricating our aligners in Ziyang, China, our first aligner fabrication facility outside of Juarez, Mexico. In addition, we produce our handheld intraoral scanner wand, perform final scanner assembly and repair our scanners at our facilities in Or Yehuda, Israel and Ziyang, China. Our Invisalign digital treatment planning and interpretation for iTero restorative cases are conducted at our facilities located in San Jose, Costa Rica, Chengdu, China, Cologne, Germany, Madrid, Spain, Wroclaw, Poland and Yokohama, Japan. Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials for our aligners, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our intraoral scanners are provided by single suppliers. We are also committed to purchasing all of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. The need to replace one of our single source suppliers could cause a disruption in our ability to timely deliver certain of our products or increase costs. For a discussion of the risks of our supply and manufacturing operations, see Item 1A Risk Factors.

Sales and Marketing

Our sales efforts are focused on increasing adoption and utilization of the Invisalign System by orthodontists and GPs worldwide and integrating the iTero scanner into the doctors practice. The scanner is an important component to the customer experience and is central to a digital approach as well as overall customer utilization of Invisalign treatments. In each region, we have direct sales and support organizations, which include quota carrying sales representatives, sales management and sales administration. We also have distribution partners in certain markets. In the EMEA region, we segmented sales and marketing for certain country markets into two separate organizations to serve each customer segment, orthodontists and GP dentists separately, thereby increasing our focus and effectiveness on GP dentists. We continue to expand in existing markets through targeted investments in sales resources, professional marketing and education programs, along with consumer marketing in select countries.

We provide training, marketing and clinical support to orthodontists and GPs. As of December 31, 2019, we had approximately 96,000 active Invisalign trained doctors, which we define as having submitted at least one case in the prior 12 month period.

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

In an effort to demonstrate the broad treatment capabilities of the Invisalign System, various clinical case studies and articles have been published that highlight the clinical applicability of Invisalign to malocclusion cases, including those of severe complexity. We undertake pre-commercialization trials and testing of our technological improvements to the product and manufacturing process.

Intellectual Property

We believe our intellectual property portfolio represents a substantial business advantage. As of December 31, 2019, we had 489 active U.S. patents, 462 active foreign patents, and 559 pending global patent applications. Our active U.S. patents expire between 2020 and 2039. When patents expire, we lose the protection and competitive advantages they provided to us, which could negatively impact our operating results; however, we continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws. We cannot be certain that patents will be issued as a result of any patent application or that patents that have been issued to us or that may be issued in the future will remain valid and enforceable or sufficient to protect our technology or products. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business. Information regarding risks associated with our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Seasonal Fluctuations

General economic conditions impact our business and financial results, and we experience seasonal trends within our two operating segments, customer channels and the geographic locations that we serve. Sales of Invisalign treatments are often weaker in Europe during the summer months due to our customers and their patients being on holiday and seasonally higher in China during the third quarter, particularly related to increased teen cases. Similarly, other international holidays like Chinese New Year can also negatively impact our sales in APAC. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and therefore tend to start fewer cases. For our Scanner segment, capital equipment sales are often stronger in the fourth calendar quarter. Consequently, these seasonal trends have caused and may continue to cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Backlog

All Invisalign treatments are individually unique and prescribed by a doctor so, no two cases are alike. The period from which a treatment data package (or a "case”) is received until the acceptance of the digital ClinCheck treatment plan is dependent on the dental professional’s discretion to modify, accept or cancel the treatment plan. Therefore, we consider the case a firm order to manufacture aligners once the dental professional has approved the ClinCheck treatment plan. Our Invisalign backlog consists of ClinCheck treatment plans that have been accepted but not yet shipped. Because aligners are shipped shortly after the ClinCheck treatment plan has been accepted, we believe that backlog is not a good indicator of future clear aligner revenues. Our quarterly clear aligner revenues can be impacted by the timing of the ClinCheck treatment plan acceptances and our ability to ship those cases in the same quarter. We define our iTero scanner backlog as orders where credit and financing are generally approved and payment is reasonably assured but the scanner has not yet shipped. Our Invisalign and iTero scanner backlogs as of December 31, 2019 were immaterial.

Competition

Currently, our products compete directly against traditional metal brackets and wires and increasingly against products manufactured and distributed by various companies, both within and outside the U.S. Although the number of competitors varies by segment, geography and customer, we encounter a wide variety of competitors, including new and well-established regional competitors in certain foreign markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. Due in part to the expiration of certain of our key patents beginning in 2017, we are facing increased competition in the clear aligner market. In addition, corresponding foreign patents began expiring in 2018 which has increased competition in markets outside the U.S. These competitors include existing larger companies in certain markets who have the ability to leverage their existing channels in the dental market to compete directly with us, direct-to-consumer (“DTC”) companies that provide clear aligners using a remote teledentistry model requiring little or no in-office care from trained and licensed physicians, and doctors themselves who can manufacture custom aligners in their offices using modern 3D printing technology. Unlike our DTC competitors, we are committed to a doctor as the core of everything we do, and Invisalign Treatment requires a doctor's prescription and an in-person physical examination of the patient’s dentition before treatment can begin. Information regarding risks associated with increased competition may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Key competitive factors include:

•	Our SmartTrack aligner materials;

•	effectiveness of treatment;

•	price;

•	software features;

•	aesthetic appeal of the treatment method;

•	customer support;

•	customer online interface;

•	brand awareness;

•	innovation;

•	distribution network;

•	comfort associated with the treatment method;

•	oral hygiene;

•	ease of use; and

•	dental professionals’ chair time.

We believe that our products compare favorably with our competitors’ products with respect to each of these factors.

Government Regulation

Many countries throughout the world have established regulatory framework for commercialization of medical devices. As a designer, manufacturer, and marketer of medical devices, we are obligated to comply with the respective framework of these countries to obtain and maintain access to these global markets. The framework often defines requirements for premarket authorizations which vary from country to country. Failure to obtain appropriate premarket authorization and to meet all local requirements including specific safety standards in any country in which we currently market our products could cause commercial disruption and/or subject us to sanctions and fines. Delays in receipt of, or a failure to receive, such premarket authorizations, or the loss of any previously received premarket authorizations, could have a material adverse effect on our business, financial condition, and results of operations.

With regards to premarket authorization in the U.S., our products are classified as medical devices under the U.S. Food, Drug, and Cosmetic Act ("FD&C Act"). The FD&C Act requires these products, when sold in the U.S., to be safe and effective for their intended use and to comply with medical device regulations defined by the FDA. This regulatory framework is comparable to the framework established in the European Union ("EU"). Within the EU, our products are subject to the requirements defined by the Medical Device Directive which is generally consistent with FDA regulations.

We believe we are in compliance with all state, federal, and international regulatory requirements that are applicable to our products.

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

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the U.S. to multinational requirements in the EU. In the U.S., final regulations implementing amendments to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective in the latter part of 2013 with the HIPAA Omnibus Rule. We are also required to be in compliance with the California Consumer Privacy Act (“CCPA”), which went into effect in January 2020. In the EU, we must comply with the General Data Protection Regulation (“GDPR”), which serves as a harmonization of European data-privacy laws. Further expansion into LATAM markets will require us to prepare for Brazil's Lei Geral de Proteção de Dados ("LGPD") scheduled to take effect in August 2020. Meanwhile, the APAC and EMEA regions have also seen rapid development of privacy laws including India, Russia, China, South Korea, Singapore, Hong Kong, and Australia.

We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements. Information regarding risks associated with data security and privacy may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Employees

As of December 31, 2019, we had approximately 14,530 employees, including 9,470 in manufacturing and operations, 2,880 in sales and marketing which includes customer care, 800 in research and development and 1,380 in general and administrative functions.

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
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 28, 2020:

Name	Age	Position
Joseph M. Hogan	62	President and Chief Executive Officer
John F. Morici	53	Chief Financial Officer and Senior Vice President, Global Finance
Simon Beard	53	Senior Vice President and Managing Director, Americas
Julie Coletti	52	Senior Vice President, Chief Legal and Regulatory Officer
Stuart Hockridge	48	Senior Vice President, Global Human Resources
Sreelakshmi Kolli	45	Senior Vice President, Global Information Technology
Jennifer Olson	42	Senior Vice President and Managing Director, Customer Success
Raj Pudipeddi	47	Senior Vice President and Chief Marketing Officer
Zelko Relic	55	Chief Technology Officer and Senior Vice President, Global Research & Development
Markus Sebastian	54	Senior Vice President and Managing Director, EMEA
Yuval Shaked	46	Senior Vice President and Managing Director, iTero Scanner and Services Business
Julie Tay	53	Senior Vice President and Managing Director, APAC
Emory M. Wright	50	Senior Vice President, Global Operations

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

Simon Beard has served as our Senior Vice President and Managing Director, Americas since June 2019. Mr. Beard also served as our Vice President and Managing Director, EMEA from October 2015 to February 2018, when his title was changed to Senior Vice President and Managing Director, EMEA, a title he held until June 2019. Prior to joining us, from 2012 to 2014, Mr. Beard was Regional Director for the South East Asia business of Smith & Nephew, a multinational medical equipment manufacturing company. From 2006 to 2012, Mr. Beard was Director & General Manager for UK and Ireland for Smith & Nephew's Advanced Woundcare business. Prior to Smith & Nephew, Mr. Beard held multiple commercial, strategic, and general management positions in companies such as DePuy International (Johnson & Johnson), Sankyo Pharmaceutical and Sanofi Aventis.

Julie Coletti has served as our Senior Vice President, Chief Legal and Regulatory Officer since May 2019. Ms. Coletti joined Align in May 2018 serving as Vice President and Associate General Counsel, Strategic Commercial Affairs until her promotion in 2019. Prior to Align, Ms. Coletti was Vice President, Global General Counsel and Chief Compliance Officer for Danaher Corporation, a healthcare, environmental and industrial equipment manufacturer, in its dental platform business.

Stuart Hockridge has served as our Vice President, Global Human Resources since May 2016, whose title was changed to Senior Vice President, Global Human Resources in February 2018. Prior to joining us, Mr. Hockridge was Senior Vice President of Talent at Visa Inc. from 2013 to 2016. Prior to Visa, Mr. Hockridge held a number of human resource management positions at GE Healthcare from 2002 to 2012 leading HR processes both globally and for various divisions.

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

Jennifer Olson has served as our Senior Vice President and Managing Director, Customer Success since May 2019. Ms. Olson also served as our Vice President and Managing Director, Doctor-Directed Consumer Channel from August 2016 to February 2018, when her title was changed to Senior Vice President and Managing Director, Doctor-Directed Consumer Channel, a title she held until May 2019. Ms. Olson joined us in 2002 and has held multiple roles in sales, marketing, and business development. Most recently, she was Area Sales Director for the North America region where she led all sales activities in Western Canada and the Western region of the U.S. Prior to joining Align, Ms. Olson was with technology companies including Extreme Networks and PWI Technologies.

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

Zelko Relic joined Align in 2013 as Vice President, Research & Development. In December 2017, he became Chief Technology Officer, Vice President, Research & Development, whose title was changed to Chief Technology Officer, Senior Vice President, Global Research & Development in February 2018. Prior to joining us, Mr. Relic was Vice President, Engineering for Datalogic Automation, a global leader in automatic data capture and industrial automation markets, from 2012. Mr. Relic was previously Vice President, Engineering at Danaher Corporation, Accu-Sort Systems business from 2010 to 2012 before it was acquired by Datalogic Automation. From 2005 to 2010, he was at Siemens Medical Solutions USA, most recently as Vice President, and from 2002 to 2004, he held senior management positions in engineering at Kulicke & Soffa Industries, designers and manufactures of semiconductor products. He also held management positions at KLA-Tencor from 1994 to 2000.

Markus Sebastian has served as our Senior Vice President and Managing Director, EMEA since June 2019. Mr. Sebastian also served as our Vice President Orthodontic Channel Core EU and as interim GM of the DACH and France country markets from September 2018 to June 2019. Prior to Align, Mr. Sebastian spent more than 25 years in the healthcare and medical device industries, including as Chief Commercial Officer for Lohmann & Rauscher, and in multiple commercial, strategic and general management positions for Smith & Nephew, and Coloplast.

Yuval Shaked joined Align in June 2017 as our Vice President, iTero Scanner and Services Business. In August 2018, Mr. Shaked was promoted to Senior Vice President, iTero Scanner and Services. Prior to joining Align, Mr. Shaked spent more than 15 years at GE Healthcare in the U.S. and Israel in a variety of roles at multiple business units. Most recently, he served as General Manager, Diagnostic Cardiology, leading on- and off-shore R&D and marketing teams in the U.S., Germany, India and China. Prior to that, he was General Manager for GE’s VersaMed business unit, with responsibility for R&D, innovation, manufacturing, quality and commercial activity. Mr. Shaked was the former CEO of SHL Telemedicine Ltd., an Israel-based advanced personal telemedicine company.

Julie Tay has served as our Vice President and Managing Director, Asia Pacific since March 2013, whose title changed to Senior Vice President and Managing Director, Asia Pacific in February 2018. Prior to joining us, Ms. Tay was regional head of Bayer Healthcare (Diabetes Care) overseeing operations across Asia from 2010 to 2013. From 2006 to 2010, Ms. Tay served as director of marketing and corporate accounts at Sealed Air Corporation (formerly Johnson Diversey), a global provider of food safety and security, facility hygiene and product protection. Prior to that, Ms. Tay spent 15 years with Johnson & Johnson Medical.

Emory M. Wright has served as our Vice President, Operations since December 2007, whose title changed to Senior Vice President, Global Operations in February 2018. He has been with us since March 2000 predominantly in manufacturing and operations roles including Vice President, Manufacturing and was General Manager of New Product Development. Prior to joining Align, from 1999 to 2000, Mr. Wright was Senior Manufacturing Manager at Metrika, Inc. a medical device manufacturer. Mr. Wright served as Manager of Manufacturing and Process Development for Metra Biosystems Inc.

ITEM 1A.	RISK FACTORS

The following discussion is divided into two sections. The first, entitled “Risks Relating to our Business,” discusses some of the risks that may affect our business, results of operations and financial condition. The second, captioned "Risks Related to our Common Stock," discusses some of the risks relating to owning our common stock. You should carefully review both sections, as well as our consolidated financial statements and notes thereto and other information appearing in this Annual Report on Form 10-K, for important information regarding these and other risks that may affect us. The fact we have chosen to list one section before the other or that we have identified risks in either section earlier than others should not be interpreted to mean we deem any risks to be more or less important or more likely to occur than others or, if any do occur, that their impact may be any less significant than others. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to our Business

Our net revenues are dependent primarily on our Invisalign System and iTero Scanners and any decline in sales or average selling price of these products for any reason, would adversely affect net revenues, gross margin and net income.

Our net revenues are largely dependent on the sales of our Invisalign System of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign System, primarily our comprehensive products, will continue to account for the vast majority of our net revenues for the foreseeable future. Continued and widespread acceptance of the Invisalign System by orthodontists, GPs and consumers is critical to our future success. Our iTero scanners are used by dental professionals for restorative and orthodontic procedures as well as Invisalign System case submissions. Sales of our iTero scanners are continuing to grow, becoming a larger percentage of our overall revenues and as a means to further adoption of digital dentistry and the Invisalign System. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign System treatment as rapidly or in the volumes we anticipate and at the prices offered, if orthodontists or GPs choose to use wires and brackets or competitive products rather than Invisalign, if sales of our iTero scanners decline or fail to grow sufficiently or as expected, or if the average selling price of our products decline for any reason, particularly in the case of our Invisalign System as a result of a shift in product mix towards lower priced products or as a result of promotions, or competition, our operating results would be harmed.

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors and other companies that may introduce new technologies in the future.

The dental industry is in a period of immense and rapid transformation involving products, technologies, distribution channels and business models, much of which is based on digital transformation involving information technology, data, artificial intelligence, scanning, 3D printing, software and algorithms. While our clear aligner and iTero scanners facilitate this transition, there remains significant uncertainty concerning the technologies that will achieve market acceptance and, if adopted, whether and when they may become obsolete as new offerings become available.

Currently, our clear aligner products compete directly against traditional metal brackets and wires and increasingly against clear aligner products manufactured and distributed by new market entrants as well as traditional manufacturers of wires and brackets, both within and outside the U.S., and from traditional medical device companies, laboratories, startups and, in some cases, from doctors themselves. Although the number and type of competitors varies by segment, geography and customer, we encounter a wide variety of competitors, including new and well-established regional competitors in certain foreign markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. Due in part to the expiration of certain of our key patents beginning in 2017, we have faced increased competition in the clear aligner market. These competitors include existing larger companies in certain markets who have the ability to leverage their existing channels in the dental market to compete directly with us, direct-to-consumer (“DTC”) companies that provide clear aligners using a remote teledentistry model that requires little or no in-office care from trained and licensed physicians, and doctors themselves who can manufacture custom aligners in their offices using modern 3D printing technology. In addition, corresponding foreign patents began expiring in 2018 which has resulted in increased competition in markets outside the U.S. Large consumer product companies may also enter the orthodontic supply market.

The manipulation and movement of teeth and bone is a delicate process with potentially painful and debilitating results if not appropriately performed and monitored. Accordingly, we remain committed to delivering our solutions primarily through trained and skilled doctors. Invisalign Treatment requires a doctor's prescription and an in person physical examination of the patient’s dentition before beginning treatment. However, with the advent of DTC providers accompanied by significant advertising campaigns, there has been some shifting away from traditional practices that may impact our primary selling channels. We also believe doctors are sampling alternative products and/or taking advantage of wires and brackets bundles that essentially give clear aligners away for free or at reduced prices. In addition, we may also face competition in the future from new companies that may introduce new technologies. We may be unable to compete with these competitors or one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins and profitability, loss of market share, and result in the reduction of dental professionals’ efforts and commitment to use our products, any of which could materially adversely affect our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

Our key production steps are performed in operations located outside of the U.S. Technicians use a sophisticated, internally developed computer-modeling program to prepare digital clinical treatment plans (“ClinCheck”), which are then transmitted electronically to our aligner fabrication facilities. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture aligner molds and aligners. Our digital treatment planning and aligner fabrication are performed in multiple international locations and we are continuing to establish these functions closer to our international customers to improve doctor and patient experiences and our operational efficiency. Also, in addition to research and development efforts conducted in the U.S., Russia and Israel, we have operations in Israel and China where we assemble wands, and our intraoral scanner is manufactured. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•	difficulties in hiring and retaining employees generally, as well as difficulties in hiring and retaining employees with the necessary skills to perform the more technical aspects of our operations;

•	difficulties in managing international operations, including any travel restrictions on us or our customers such as those recently imposed in China in response to the Novel Coronavirus epidemic;

•	fluctuations in currency exchange rates;

•	import and export controls, license requirements and restrictions;

•	controlling production volume and quality of the manufacturing process;

•
political, social and economic instability, including increased levels of violence in Juarez, Mexico, Hong Kong or the Middle East. We cannot predict the effect on us of any future armed conflict, political instability or violence in these regions. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and may be called for additional active duty under emergency circumstances. We cannot predict the full impact of these conditions on us, particularly if emergency circumstances or an escalation in political situations occur. If many of our employees are called for active duty, our operations in Israel and our business may not be able to function at full capacity;

•	acts of terrorism and acts of war;

•
general geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions and changes in tariffs, including recent sanctions against China and Russia and tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions between the U.S. and Mexico;

•	interruptions and limitations in telecommunication services;

•
product or material transportation delays or disruption, including as a result of customs clearance, violence, protests, police and military actions, or as a result of natural disasters, such as earthquakes or volcanic eruptions;

•	burdens of complying with a wide variety of regional and local laws, including competition and anti-bribery laws;

•
the impact of government-led initiatives to encourage the purchase or support of domestic vendors, which can affect the willingness of customers to purchase products from, or collaborate to promote interoperability of products with, companies whose headquarters or primarily operations are not domestic;

•	unexpected issues and expenses related to our corporate structure reorganization;

•	reduced intellectual property rights protections as compared to the U.S;

•	longer payment cycles and greater difficulty in accounts receivable collection; and

•	potential adverse tax consequences.

The United Kingdom’s (“U.K.”) withdrawal from the EU on January 31, 2020, commonly known as “Brexit,” has exacerbated and may further exacerbate many of the risks and uncertainties described above. The withdrawal of the U.K. from the EU could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU and significantly disrupt trade between the U.K. and the EU and other parties. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K., EU and the other economies in which we operate. As the withdrawal continues to unfold, the actual implications of Brexit in their entirety are unlikely to be known for years.

If any of the risks outlined above materialize in the future, we could experience production delays and lost or delayed revenues.

We earn an increasingly larger portion of our total revenues from international sales and face risks attendant to those operations.

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations. Since our growth strategy depends in part on our ability to penetrate international markets and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in markets we believe to have high-growth potential. Our international operations are subject to risks that are customarily encountered in non-U.S. operations, including:

•	local political and economic instability;

•
the engagement of activities by our employees, contractors, partners and agents, especially in countries with developing economies, that are prohibited by international and local trade and labor laws and other laws prohibiting corrupt payments to government officials, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and export control laws, in spite of our policies and procedures designed to ensure compliance with these laws;

•	fluctuations in currency exchange rates;

•	increased expense of developing, testing and making localized versions of our products; and

•	health pandemics such as the new coronavirus in China and natural disasters including weather and fires such as those common in California and recently in Australia.

Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in consumer spending on elective, non-urgent, or higher value procedures or a reduction in the demand for dental services generally, each of which would have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners. In addition, Invisalign treatment, which currently accounts for the vast majority of our net revenues, represents a significant change from traditional orthodontic treatment involving metal brackets and wires, and customers and consumers may be reluctant to accept it, or may not find it cost-effective or preferable to traditional treatment. We have generally received positive feedback from orthodontists, GPs and consumers regarding Invisalign treatment as both an alternative to braces and as a clinical method for the treatment of malocclusion, but a number of dental professionals believe that the Invisalign treatment is appropriate for only a limited percentage of their patients. Increased market acceptance of all of our products will depend in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

Our success may depend on our ability to develop, successfully introduce and achieve market acceptance of new products or product offerings.

Our success depends on our ability to profitably develop, manufacture, market and obtain regulatory approval or clearance of new products and improvements to existing products. There is no assurance we can successfully develop, sell and achieve market acceptance of new or improved products and services. The extent of, and rate at which, market acceptance and penetration are achieved by new or future products or offerings is a function of many variables, which include, among other things, our ability to:

•
correctly predict, timely develop and cost effectively manufacture or bring to market solutions that meet future customer needs and preferences with the features and functionality they desire or expect;

•	allocate our research and development funding to products with higher growth prospects;

•	ensure compatibility of our computer operating systems and hardware configurations with those of our customers;

•	anticipate and rapidly respond to new competitive products, product offerings and technological innovations;

•	differentiate our products and product offerings from our competitors as well as other products in our own portfolio and successfully articulate the benefits of those differences to our customers;

•	innovate and develop new technologies and applications;

•	the availability of third-party reimbursement of procedures using our products;

•	obtain and protect adequate intellectual property rights; and

•	encourage customers to adopt new technologies.

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenues. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so and our profitability may suffer. In addition, even if our new products are successfully introduced, it may be difficult to gain market share and acceptance, particularly if doctors require education to understand the benefits of the new products or measure their success only after extended periods of time required to treat patients. For instance, it can take up to 24 months or longer to treat patients using our Invisalign System. Similarly, we recently introduced our mandibular advancement treatment and expect it will require significant time and effort on our part to educate doctors to the benefits of this treatment method. Consequently, doctors may be unwilling to rapidly adopt our new products until they successfully complete at least one case or until more historical clinical results are available.

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

We provide volume-based discount programs to our customers. In addition, we sell a number of products at different list prices which also differ based on regions and or country. If we change volume-based discount programs affecting our average selling prices; if we introduce any price reductions or consumer rebate programs; if we expand our discount programs or participation in these programs increases; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected. Moreover, we may find that some programs are unsuccessful or, even if successful may drive demand in unexpected ways. Were any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may be reduced.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Although the U.S. dollar is our reporting currency, a growing portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using constantly fluctuating, often substantially, exchange rates during the respective period. As a result, negative movements in exchange rates against the U.S. dollar have and may increasingly adversely affect our net revenues and net income in our consolidated financial statements. We enter into currency forward contract transactions in an effort to cover some of our exposure to currency fluctuations but there is no assurance these transactions will fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have an adverse effect on our financial condition.

As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity and operational inefficiencies at our manufacturing and treat facilities.

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. We continue to establish additional order acquisition, treatment planning and manufacturing facilities closer to our international customers in order to provide doctors with a better experience, improve their confidence in using Invisalign to treat more patients, more often and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control and may negatively impact our gross margin. In addition, these facilities may be located in higher cost regions compared to Mexico and Costa Rica, which may negatively impact our gross margin. If the transition into additional facilities is significantly delayed or demand for our products exceeds our current expectations, we may be unable to fulfill orders timely, which may negatively impact our financial results, reputation and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our facility capacity may at times exceed or fall short of our production requirements. If product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would lower our gross margin. Production of our intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

If we fail to sustain or increase profitability or revenue growth in future periods, our profitability may decline.

If we are to sustain or increase profitability in future periods, we need to continue increasing our net revenues, while controlling expenses. Because our business is evolving, it is difficult to predict our future operating results or levels of growth, and we have not in the past and may be unable in the future to sustain our historical growth rates which may cause our profitability to decline.

Our operating results have fluctuated in the past and may fluctuate in the future, making it difficult to predict the timing and amount of revenues, costs and expenditures.

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate for a variety of reasons, particularly as we focus on increasing doctor and consumer demand for our products.  Some of the factors that could cause our operating results to fluctuate include:

•	limited visibility into and difficulty predicting from quarter to quarter, the level of activity in our customers’ practices;

•	changes in geographic, channel, or product mix;

•	weakness in consumer spending as a result of a slowdown in the global, U.S. or other economies;

•	higher manufacturing costs;

•	competition in general and competitive developments in the market;

•	changes in relationships with our dental support organizations and distributors, including timing of orders;

•
changes in the timing of when revenues are recognized, including as a result of the timing of receipt of product orders and shipments, the introduction of new products and software releases, product offerings or promotions, modifications to our terms and conditions or as a result of new accounting pronouncements or changes to critical accounting estimates including, without limitation, those estimates based on such matters as our predicted usage of additional aligners;

•	fluctuations in currency exchange rates against the U.S. dollar;

•	our inability to scale, suspend or reduce production based on variations in product demand;

•	increased participation in our customer rebate or discount programs could adversely affect our average selling prices;

•
seasonal fluctuations, including those related to patient demographics such as teen buying habits in China and Europe as well as the number of doctors in their offices and their availability to take appointments;

•	success of or changes to our marketing programs from quarter to quarter;

•	our reliance on our contract manufacturers for the production of sub-assemblies for our intraoral scanners;

•	increased advertising or marketing efforts or aggressive price competition from competitors;

•	changes to our effective tax rate;

•
unanticipated delays and disruptions in the manufacturing process caused by insufficient capacity or availability of raw materials, turnover in the labor force or the introduction of new production processes, power outages or natural or other disasters beyond our control;

•	underutilization of manufacturing and treat facilities;

•	major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;

•	costs and expenditures in connection with litigation;

•	costs and expenditures in connection with the establishment of treatment planning and fabrication facilities in international locations;

•	costs and expenditures in connection with hiring and deployment of direct sales force personnel;

•	unanticipated delays in our receipt of patient records made through intraoral scanners for any reason;

•
disruptions to our business due to political, economic or other social instability or any governmental regulatory or similar actions, including the impact of an epidemic such as recent developments beginning in China in connection with the Novel Coronavirus, any of which results in changes in consumer spending habits, consumers unable or unwilling to visit the orthodontist or general practitioners office, as well as any impact on workforce absenteeism;

•	inaccurate forecasting of net revenues, production and other operating costs;

•	investments in research and development to develop new products and enhancements;

•	material impairments in the value of our privately held companies; and

•	timing of industry tradeshows.

To respond to these and other factors, we may make business decisions that adversely affect our operating results such as modifications to our pricing policy, promotions, development efforts, product releases, business structure or operations. Most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our net revenues for a particular period fall below expectations, we may be unable to adjust spending quickly enough to offset any shortfall in net revenues. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

A disruption in the operations of our primary freight carrier or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.

We are dependent on commercial freight carriers, primarily UPS, to deliver our products. If the operations of these carriers are disrupted for any reason, we may be unable to timely deliver our products to our customers. If we cannot deliver our products on time and cost effectively, our customers may choose competitive offerings or create their own aligners causing our net revenues and gross margins to decline, possibly materially. In a rising fuel cost environment, our freight costs will increase. In addition, we earn an increasingly larger portion of our total revenues from international sales. International sales carry higher shipping costs which could negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be adversely affected.

 If we are unable to accurately predict our volume growth and fail to hire a sufficient number of technicians in advance of such demand, or hire technicians faster than our actual growth projections, the delivery time of our products could be delayed or our costs may exceed our revenues, each of which could adversely affect our results of operations.

Treatment planning is a key step leading to our manufacturing process which relies on sophisticated computer software. This requires new technicians to undergo a relatively long training process, often up to 120 days or longer. As a result, if we are unable to accurately predict our volume growth, we may have an insufficient number of trained technicians to deliver our products within the time frame our customers expect. Such a delay could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations. Conversely, if we hire and train technicians in anticipation of volume growth that does not materialize or materializes at a rate we do not anticipate, our costs and expenditures may outpace our revenue growth, harming our gross margins, operating expenses and financial results.

Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our business and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place significant demands on such systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. We are continuing to transform certain business processes, extend established processes to new subsidiaries and/or implement additional functionality in our enterprise resource planning (“ERP”) software system which entails certain risks, including difficulties with changes in business processes that could disrupt our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data.

System upgrades and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.

Additionally, we continuously upgrade our customer facing software applications, specifically the ClinCheck software, MyAligntech and the Invisalign Doctor Site. Software applications frequently contain errors or defects, especially when they are first introduced or when new versions are released. The discovery of a defect or error in our software applications or information systems, or incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our primary information systems may result in the following consequences, among others: delay or loss of revenues or delay in market acceptance, damage to our reputation, loss of market share to competition or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

 If the information we rely on to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to develop new capabilities to meet our business needs in a timely manner, we could suffer operational disruptions, have customer disputes, fail to produce timely and accurate reports, have regulatory or other legal problems, experience increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, or suffer other adverse consequences. In addition, experienced computer programmers and hackers may be able to penetrate our network security or our cloud-based software servers hosted by third parties and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally develop or procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions that may have a material adverse impact on our operations, net revenues and operating results.

Furthermore, our business requires the secure transmission of confidential patient health information over public networks. Because we store and transmit sensitive information including protected patient health information, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. We have experienced breaches in the past and our security measures may be inadequate to prevent future security breaches, and our business operations and profitability would be adversely affected by, among other things, loss of customers and potential criminal and civil sanctions if they are not prevented.

There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting confidential patient health information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our financial position, results of operations and cash flows.

If the security of our customer and patient information is compromised or we are unable to comply with data protection laws, patient care could suffer, and we could be liable for related damages, and our reputation could be impaired.

We retain confidential customer financial as well as patient health information in our processing centers. Therefore, it is critical that our facilities and infrastructure remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security measures, we have experienced breaches in the past and our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, employee error or malfeasance or similar disruptive problems. If we fail to meet our customer and patients’ expectations regarding the security of customer and patient information, we could be liable for damages and our reputation and competitive position could be impaired. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in orders forcing us to modify our business practices. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, advertisers and partners from using our products. In addition, patient care could suffer, and we could be liable if our systems fail to deliver correct information in a timely manner. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damage and claims arising from such incidents may not be covered or may exceed the amount of any coverage.

We are also subject to federal, state and foreign laws and regulations, including ones relating to privacy, data protection, content regulation, and consumer protection. We may be or become subject to data localization or data residency laws which generally require that certain types of data collected within a country be stored and processed only within that country or approved countries. Some countries, including Russia and China, have enacted, and others are considering enacting, data localization or data residency laws. If countries in which we have customers adopt data localization or data residency laws, we could be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have significant cost implications. We may also be subject to data export restrictions, or international transfer laws which prohibit or impose conditions upon the transfer of such data from one country to another. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could adversely affect our business.

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the U.S. to multinational requirements in the EU. In the EU, we must comply with the General Data Protection Regulation (“GDPR”) which serves as a harmonization of European data-privacy laws. We believe we have designed our product and service offerings to be compliant with the requirements of applicable data protection laws and regulations. Maintaining systems that are compliant with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

In order to deepen our market penetration and raise awareness of our brand and products, we have increased the amount we spend on marketing activities, which may not ultimately prove successful or an effective use of our resources.

To increase awareness of our products and services domestically and internationally, we have increased the amount we spend, and anticipate spending in the future on marketing activities. Our marketing efforts and costs are significant and include national and regional campaigns involving television, print media, social media and, more recently, alliances with professional sports teams and other strategic partners. We attempt to structure our advertising campaigns in ways we believe most likely to increase brand awareness and adoption; however, there is no assurance our campaigns will achieve the returns on advertising spend desired or successfully increase brand or product awareness sufficiently to sustain or increase our growth goals, which could have an adverse effect on our gross margin and business overall.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and stock price.

Our success depends in part on our ability to maintain existing intellectual property rights and to obtain and maintain further intellectual property protection for our products, both in the U.S. and in other countries. Our inability to do so could harm our competitive position. For further details concerning our patents and other intellectual property, please see “Intellectual Property” in Part I, Item 1. Business” of this annual report on Form 10-K.

We intend to rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our intellectual property and our competitive position; however, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws. Certain of our key patents began to expire in 2017, which have resulted in increased competition and less expensive competitive products. We also rely on protection of our copyrights, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us; however, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. In addition, in an effort to protect our intellectual property we are currently, have in the past been, and may in the future be involved in litigation. The potential effects on our business operations resulting from litigation that we may participate in the future, whether or not ultimately determined in our favor or settled by us, are costly and divert the efforts and attention of our management and technical personnel from normal business operations.

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

Obtaining approvals and complying with regulations enforced by the FDA and foreign regulatory authorities is an expensive and time-consuming process, and any failure to obtain or maintain approvals for our products or services or failure to comply with regulations could materially harm our sales, result in substantial penalties and cause harm to our reputation.

Our products are considered medical devices and are subject to extensive and widely varying regulations in the U.S. and internationally. Before we can sell a new medical device in the U.S., or market a new use of or claim for an existing product, we must obtain FDA clearance or approval unless an exemption applies. Internationally, similar requirements apply on a country by country basis. In the U.S., FDA regulations are wide ranging and govern, among other things:

•	product design, development, manufacturing and testing;

•	product labeling;

•	product storage;

•	pre-market clearance or approval;

•	complaint handling and corrective actions;

•	advertising and promotion; and

•	product sales and distribution.

It takes significant time, effort and expense to obtain and maintain FDA approvals of our products and services. In other countries, the requirements to obtain and maintain similar approvals may differ materially from those of the FDA. Moreover, there is no guarantee we will successfully obtain or maintain approvals in all or any of the countries in which we do business now or in the future. Even if we are successful, the time and effort may take significantly longer, and costs may be significantly greater.  If approvals to market our products or services are delayed, whether in the U.S. or other countries, we may be unable to market our products or services in markets we deem important to our business. Were any of these risks to occur, our domestic or international operations may be materially harmed, and our business as a whole adversely impacted.

In addition, our failure to comply with applicable regulatory requirements could result in enforcement actions in the U.S. and other countries. For example, enforcement actions by the FDA may include any of the following sanctions:

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

We must also comply with facility registration and product listing requirements of the FDA and adhere to applicable Quality System regulations. The FDA enforces its Quality System regulations through periodic unannounced inspections. Our failure to take satisfactory corrective action in response to an adverse inspection or the failure to comply with applicable manufacturing regulations could result in enforcement action, and we may be required to find alternative manufacturers, which could be a long and costly process. Any enforcement action by the FDA or foreign governments could have a material adverse effect on us.

The sourcing and availability of metals used in the manufacture of a limited number of parts (if any) contained in our products may be affected by laws and regulations in the U.S. or internationally regarding the use of minerals obtained from certain regions of the world like the Democratic Republic of Congo and adjoining countries. These laws and regulations may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to obtain products in sufficient quantities or at competitive prices. We may furthermore suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, we will incur additional costs associated with compliance with these laws and regulations, including time-consuming and costly efforts to determine the source of any conflict minerals used in our products.

We are required to annually assess our internal control over financial reporting and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

We have implemented and routinely assess, update and refine our internal control over financial reporting for its effectiveness. Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our internal controls may become inadequate because of changes in conditions including changes in personnel, updates and upgrades to existing software including our ERP software system, changes in accounting standards or interpretations of existing standards, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and increases our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), the timely filing of our financial reports could be delayed or we could be required to restate past reports, and cause us to lose investor confidence in the accuracy and completeness of our financial reports in the future, which could have an adverse effect on our stock price.
If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists and production technicians in our treatment planning facilities. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed.

 If we infringe the patents or proprietary rights of other parties or are subject to a patent infringement claim, our ability to grow our business may be severely limited.

Extensive litigation over patents and other intellectual property rights is common in the medical device industry. We have been sued for infringement of third party’s patents in the past and we may be the subject of patent or other litigation in the future. We periodically receive and may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe we infringe upon any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

We maintain single supply relationships for certain key machines and materials, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We are also committed to purchasing the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

We depend on a single contract manufacturer and supplier of parts used in our iTero scanner and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on a third-party manufacturer to supply key sub-assemblies for our iTero Element scanner. As a result, if this manufacturer fails to deliver its components, if we lose its services or if we fail to negotiate or maintain acceptable terms, we may be unable to deliver our products in a timely manner and our business may be harmed. Furthermore, any difficulties encountered by this manufacturer with respect to hiring personnel and maintaining acceptable manufacturing standards, controls, procedures and policies could disrupt our ability to timely deliver our products. Finding a substitute manufacturer may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of our intraoral scanning products. Any failure by our contract manufacturer that results in delays in our fulfillment of customer orders may cause us to lose revenues and suffer damage to our customer relationships.

We primarily rely on our direct sales force to sell our products, and any failure to train and maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our Americas and International markets. We do not have any long-term employment contracts with our direct sales force and the loss of the services provided by these key personnel may harm our business. In order to provide more comprehensive sales and service coverage, we continue to increase the size of our sales force to pursue growth opportunities within and outside of our existing geographic markets. Moreover, as we focus on market penetration, we have begun to segregate sales personnel to focus on specific markets such as orthodontists and GPs. To adequately train new representatives to successfully market and sell our products and for them to establish strong customer relationships can take up to twelve months or more. As a result, if we are unable to retain our direct sales personnel or quickly replace them with individuals of equivalent technical expertise and qualifications, if we are unable to successfully instill technical expertise in new and existing sales representatives, if we fail to establish and maintain strong relationships with our customers, or if our efforts at specializing our selling techniques do not prove successful and cost-effective, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

As compliance with healthcare regulations becomes more costly and difficult for us or our customers, we may be unable to grow our business.

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

Complying with these laws and regulations could be expensive and time-consuming and could increase our operating costs or reduce or eliminate certain of our sales and marketing activities or our revenues.

Our business exposes us to potential product liability claims, and we may incur substantial expenses if we are subject to product liability claims or litigation.

Medical devices involve an inherent risk of product liability claims and associated adverse publicity. We may be held liable if any product we develop or any product that uses or incorporates any of our technologies causes injury or is otherwise found unhealthy or unsuitable. Although we intend to continue to maintain product liability insurance, adequate insurance may not be available on acceptable terms, if at all, and may not provide adequate coverage against potential liabilities. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs and damage our reputation. These costs would have the effect of increasing our expenses and diverting management’s attention away from the operation of our business and could harm our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our global operations may be disrupted by natural or human induced disasters including, earthquakes, tsunamis, floods, drought, hurricanes, typhoons, wildfires, extreme weather conditions, power shortages, telecommunications failures, materials scarcity and price volatility, and medical epidemics or health pandemics. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. The occurrence of business disruptions could harm our growth and expansion, result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our digital dental modeling is primarily processed in our facility located in San Jose, Costa Rica. The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software. In addition, our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Juarez, Mexico and, we have and are building additional facilities in China. Both locations in Costa Rica and Mexico are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing significant delays receiving their aligners and a decrease in service levels for a period of time. Additionally, our sales and operations in China have been impacted and are likely to continue to be disrupted as a result of the Novel Coronavirus outbreak. Moreover, our corporate headquarters and a portion of our research and development activities are located in California, which suffers from earthquakes, periodic droughts, and wildfires affecting the health and safety of our employees. Any such business interruptions could materially and adversely affect our business, financial condition and results of operations.

Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with Generally Accepted Accounting Principles in the U.S. ("GAAP"). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or in the way these policies are interpreted by us or regulators can have a significant effect on our reported results and may even retroactively affect previously reported transactions.

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

We may experience unexpected issues and expenses associated with our corporate structure reorganization, including the relocation of our EMEA regional headquarters to Switzerland.

We reorganized our corporate structure and intercompany relationships in January 2020 in an effort to more closely align our international business activities and to achieve financial and operational efficiencies. The implementation of this reorganization plan included the move of our EMEA regional headquarters from the Netherlands to Switzerland, has been time-consuming and costly, may be disruptive to our business, and, following completion of the reorganization plan, may not be more efficient or effective. This relocation is accompanied by a number of risks and uncertainties that may affect our results of operations and statement of cash flows, including:

•	failure to retain key employees who possess specific knowledge or expertise and upon whom we are depending upon for the timely and successful transition;

•	difficulties in hiring employees in Switzerland with the necessary skills and expertise; and

•	increased costs as we transition the operations to Switzerland along with higher costs of doing business in Switzerland.

If any of these risks materialize in the future, our operating results, statement of operations and cash flows may be adversely affected.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in legal entity structure and/or activities performed within our entities, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, settlement of income tax audits and non-deductible goodwill impairments. For example, our effective tax rate will vary significantly in our first quarter of fiscal 2020 due to the relocation of our EMEA regional headquarters from the Netherlands to Switzerland effective January 1, 2020. Also, we may continue to experience significant variation in our effective tax rate related to excess tax benefits on stock-based compensation, particularly in the first quarter of each year when the majority of our equity awards vest.

Changes in tax laws or tax rulings could negatively impact our income tax provision and net income.

As a U.S. multinational corporation, we are subject to changing tax laws both within and outside of the U.S. Changes in tax laws or tax rulings, or changes in interpretations of existing tax laws, could affect our income tax provision and net income or require us to change the manner in which we operate our business. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws. For example, the Organization for Economic Cooperation and Development (“OECD”) has been working on a “Base Erosion and Profit Shifting Project,” which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. The OECD has issued and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business.

We are subject to risks associated with our strategic investments. Impairments in the value of our investments and unsecured promissory note could negatively impact our financial results.

We have invested in privately held companies for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Many of such companies generate net losses and the market for their products, services or technologies may be slow to develop. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments have experienced a decline in value or are determined to be uncollectible, we may be required to record impairments which could be material and could have an adverse impact on our financial results.

Risks Related to our Common Stock

Historically, the market price for our common stock has been volatile.

The market price of our common stock could be subject to wide price fluctuations in response to various factors, many of which are beyond our control. The factors include:

•	quarterly variations in our results of operations and liquidity or changes in our forecasts and guidance;

•	changes in recommendations by the investment community or in their estimates of our net revenues or operating results;

•	speculation in the press or investment community concerning our business and results of operations;

•	announcements by competitors or new market entrants;

•	strategic actions by us or our competitors, such as management changes, material transactions or acquisitions;

•	announcements regarding stock repurchases, sales of our common stock, credit agreements and debt issuances;

•	announcements of technological innovations or new products or product offerings by us, our customers or competitors;

•	key decisions in pending litigation

•	sales of stock by us, our officers or directors; and

•	general economic market conditions.

In addition, the stock market, in general, and the market for technology and medical device companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Historically, class action litigation is often brought against an issuing company following periods of volatility in the market price of a company’s securities and we have not been excepted from such litigation.

We cannot guarantee we will continue to repurchase our common stock, and any repurchases may not achieve our objectives.

We have a history of recurring stock repurchase programs intended to return capital to our investors. Any authorization or continuance of our share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue to repurchase stock consistent with historical levels or at all, or that our stock repurchase programs will have a beneficial impact on our stock price.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We occupy several leased and owned facilities. At December 31, 2019, the significant facilities occupied were as follows:

Location	Lease/Own	Primary Use	Expiration of Lease
San Jose, California, U.S.A.	Own	Office for corporate headquarters, research & development and administrative personnel	N/A
Raleigh, North Carolina, U.S.A	Own	Office for Americas regional headquarters	N/A
San Jose, Costa Rica	Lease and Own	Office for administrative personnel, treatment personnel, and customer care	July 2023
Moscow, Russia	Lease	Office for research & development	March 2024
Or Yehuda, Israel	Lease and Own	Manufacturing and office for research & development and administrative personnel	February 2022
Rotkreuz, Switzerland	Lease	Office for EMEA regional headquarters, sales and marketing and administrative personnel	July 2024
Juarez, Mexico	Own	Manufacturing and office for administrative personnel	N/A
Ziyang, China	Lease and Own	Manufacturing and office for administrative personnel	May 2021

ITEM 3.LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Note 9 "Legal Proceedings" of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 21, 2020, there were approximately 70 holders of record of our common stock. Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below matches our cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500 and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of stock repurchases for the three months ended December 31, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program [1]
October 1, 2019 through October 31, 2019	—	$—	—	$200,500,000
November 1, 2019 through November 30, 2019	388,510	$258.67	388,510	$100,000,000
December 1, 2019 through December 31, 2019	—	$—	—	$100,000,000

[1]
In November 2019, we repurchased $100.5 million of our common stock on the open market. As of December 31, 2019, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements).

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
	2019	2018	2017 [2]	2016 [2]	2015
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$2,406,796	$1,966,492	$1,473,413	$1,079,874	$845,486
Gross profit	1,743,897	1,447,867	1,116,947	815,294	640,110
Income from operations	542,493	466,564	353,611	248,921	188,634
Interest income	12,482	8,576	6,948	4,213	2,938
Other income (expense), net	7,676	(8,489)	4,240	(10,568)	(5,471)
Net income before provision for income taxes and equity in losses of investee	562,651	466,651	364,799	242,566	186,101
Provision for income taxes	112,347	57,723	130,162	51,200	42,081
Equity in losses of investee, net of tax	7,528	8,693	3,219	1,684	—
Net income	$442,776	$400,235	$231,418	$189,682	$144,020
Net income per share:
Basic	$5.57	$5.00	$2.89	$2.38	$1.80
Diluted	$5.53	$4.92	$2.83	$2.33	$1.77
Shares used in computing net income per share:
Basic	79,424	80,064	80,085	79,856	79,998
Diluted	80,100	81,357	81,832	81,484	81,521
Financial Position Data:
Working capital [1]	$662,449	$610,406	$658,316	$597,772	$460,338
Total assets	2,500,702	2,052,458	1,784,009	1,402,305	1,158,633
Total long-term liabilities	183,563	107,494	129,670	46,427	39,035
Stockholders’ equity	$1,346,169	$1,252,891	$1,154,288	$999,307	$847,926

[1]	Working capital is calculated as the difference between total current assets and total current liabilities.

[2]
Balances have been recast to reflect the adoption of ASC 606. We recognized a $3.9 million cumulative effect upon adoption as an adjustment to our opening balance of retained earnings as of January 1, 2016 in our Consolidated Statements of Stockholders’ Equity. Refer to Note 1 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for details).

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented under Results of Operations of this Form 10-K. Discussions regarding our financial condition and results of operations for fiscal 2018 compared to 2017 have been omitted from this Annual Report on Form 10-K, but can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019, which is available without charge on the SEC's website at www.sec.gov and on our investor relations website at investor.aligntech.com.

Overview

Our goals are to establish Invisalign clear aligners as the standard method for treating malocclusion which, to date, over 8 million people worldwide have been treated with our Invisalign System, and to establish the iTero intraoral scanner as the preferred scanning device for 3D digital scans, ultimately driving increased clear aligner and other product adoption by dental professionals. We intend to achieve these goals by continued focus and execution of our strategic growth drivers set forth in the Business Strategy section of this Annual Report on Form 10-K.

The successful execution of our business strategy in 2020 and beyond may be affected by a number of factors including:

•
New Invisalign Products and Feature Enhancements. We believe product innovation drives greater treatment predictability, clinical applicability and ease of use for the dental professionals we serve customers which supports adoption of Invisalign treatment in their practices. Our focus is to develop solutions and features to treat a wide range of cases from simple to complex.

•
We rolled out Invisalign treatment with Mandibular Advancement, the first clear aligner solution for Class II correction in growing tween and teen patients in multiple regions and countries throughout 2018. This offering combines the benefits of our clear aligner system with features for moving the lower jaw forward while simultaneously aligning the teeth without the need for elastics typically used to treat teen Class II patients.

•
In April 2018, we announced Invisalign Go product with more user-friendly iTero digital chairside experience and greater flexibility to treat a wider range of mild to moderate cases. Invisalign Go also incorporates new data-driven clinical protocols for predictable tooth movement and automated case assessments that leverages our Invisalign patients treated to date. These improvements make it easier for general practitioner (“GP”) dentists to tailor their treatment plans to the individual needs of each patient.

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

•
In October 2019, we launched the Invisalign Moderate Package for the treatment of mild to moderate malocclusion. The Invisalign Moderate treatment includes all the features of Invisalign treatment, plus additional features that address the orthodontic needs of teenage patients such as compliance indicators and compensation for tooth eruption.

•
New iTero Products and Technology Innovation. The iTero scanner is an important component to our customer experience and is central to a digital approach as well as overall customer utilization of Invisalign.

•
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

As we continue to expand our global presence, we expect to seek regulatory approvals to offer our iTero portfolio products in more countries, thereby tapping potential growth opportunities in underserved markets

•
In February 2019, we announced the launch of iTero Element 5D Imaging System for comprehensive, preventative and restorative oral care. The iTero Element 5D Imaging System provides a new comprehensive approach to clinical applications, workflows and user experience that expands the suite of existing high-precision, full color imaging and fast scan times of the iTero Element portfolio. The iTero Element 5D Imaging System is available in the majority of EMEA and select APAC countries. The iTero Element 5D Imaging System is pending regulatory approval and is not yet available in the U.S. or LATAM countries.

•
In June 2019, we announced the launch of iTero Element Foundation intraoral scanner with restorative software. The iTero Element Foundation extends Align’s portfolio of intraoral scanners with powerful 3D visualization to better meet the needs of doctors, labs and patients. The iTero Element Foundation is available in North America and will also be available in other select countries in 2020.

We believe that over the longterm, clinical solutions and treatment tools will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

The use of iTero and other digital scanners for Invisalign case submission in place of PVS impressions continues to grow and remains a positive catalyst for Invisalign utilization. For the fourth quarter of 2019, total Invisalign cases submitted with a digital scanner in the Americas increased to 79.5%, up slightly from 78.8% in the third quarter of 2019. International scans increased to 64.7%, up from 62.6% in the third quarter of 2019. We believe that over the longterm, technology innovation and added features and functionality of our iTero scanners will increase adoption of Invisalign and increase sales of our intraoral scanners; however, it is difficult to predict the rate of adoption which may vary by region and channel.

•
Invisalign Adoption. Our goal is to establish Invisalign as the treatment of choice for treating malocclusion ultimately driving increased product adoption and frequency of use by dental professionals, also known as “utilization rates.” Our annual utilization rates for the last three fiscal years are as follows:

* Invisalign utilization rates are calculated by the # of cases shipped divided by the # of doctors to whom cases were shipped. Our International region includes EMEA and APAC. LATAM is excluded from the above chart as it is immaterial.

◦	Total utilization in 2019 increased to 15.9 cases per doctor compared to 15.7 cases in 2018.

▪
North America: Utilization for both our North American orthodontist and GP customers increased in 2019 to 65.0 and 9.5 cases per doctor compared to 56.7 cases and 9.1 cases per doctor in 2018, respectively. The increase in utilization in 2019 reflects improvements in product and technology which continues to strengthen our doctors’ clinical confidence such that they now utilize Invisalign more often and on more complex cases, including their teenage patients.

▪	International: International doctor utilization remained relatively flat at 13.8 cases per doctor in 2019 compared to 13.9 cases in 2018.
We expect our utilization rates to gradually improve as a result of advancements in product and technology, which continue to strengthen our doctors’ clinical confidence in the use of Invisalign clear aligners. In addition, since the teenage and younger market makes up 75% of the approximately 12 million total orthodontic case starts each year, and as we continue to drive adoption of teenage and younger patients through sales and marketing programs, we expect our utilization rates to improve. Our utilization rates, however, may fluctuate from period to period due to a variety of factors, including seasonal trends in our business along with adoption rates of new products and features.

•
Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. In 2019, we trained 22,270 new Invisalign doctors of which 9,765 were trained in the Americas region and 12,505 in the International region.

•
International Invisalign Growth. We continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals in the EMEA and APAC markets. On a year-over-year basis, our International Invisalign volume increased 34.0% driven primarily by increased adoption as well as expansion of our customer base in both the EMEA and APAC regions. However, beginning in the second quarter of 2019, we experienced slower growth rates than prior periods in China primarily due to the US-China trade war and resulting economic uncertainty which caused headwind for consumer demand especially for consumption of luxury goods and considered purchases. We also believe there has been increased competitive activity from wires and bracket manufacturers and clear aligner suppliers. In addition, in the first quarter of 2020, the outbreak of the Novel Coronavirus (2019 NCov) in China has caused increased uncertainty and disruption to our employees, doctors’ practices, their patients and consumers. We expect the impact of the Novel Coronavirus and related efforts by the Chinese government to contain its spread, including travel restrictions, extension of the Lunar New Year and discouraging non-essential medical and dental procedures to adversely impact sales and operations in China for a currently indeterminate period of time. Notwithstanding these current issues in China, we continue to see growth from our international orthodontists and GP customers and are seeing more positive traction in the GP channel as we continue to segment our sales and marketing resources and programs specifically around each customer channel. In 2019, we continued to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in select country markets. We expect International revenues to continue to grow at a faster rate than the Americas for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunities and our relatively low market penetration of these regions. Our future growth is dependent upon the continued growth of Invisalign adoption and international market penetration.

•
Increasing Competition. Starting in the second quarter of 2019, we began experiencing slower adult case growth from North American orthodontists, reflecting a more competitive environment especially for the young adult demographic. Given increased awareness for direct to consumer clear aligners and heavy advertising spend from direct to consumer companies, case starts may be shifting away from traditional practices. We also believe that doctors are sampling alternative products and/or taking advantage of wires and brackets bundles that essentially give clear aligners away for free or at low prices. In the third quarter of 2019, we increased investment in consumer demand with a new advertising campaign for North America and expanding marketing programs such as our Concierge Service, which connects potential patients with Invisalign doctors increasing conversion and loyalty. In addition, we launched new sales tools and professional marketing materials and we also expect to see increased productivity from the approximate 100 sales representatives we added in the first quarter of 2019. If, however, we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed.

•
Establish Regional Order Acquisition, Treatment Planning and Manufacturing Operations. We expect to continue establishing and expanding additional order acquisition, treatment planning and manufacturing operations closer to our international customers in order to improve our operational efficiency and increase doctors' confidence in Invisalign clear aligners. In the fourth quarter of 2018, we began fabricating our aligners in our manufacturing facility in Ziyang, China, our first aligner fabrication facility outside of Juarez, Mexico. In the third quarter of 2019, we opened our new order acquisition and treatment facility in Wroclaw, Poland and new treatment facility in Yokohama, Japan.

•
Corporate Structure Reorganization. In January 2020, we reorganized our corporate structure and intercompany relationships to more closely align with the international nature of our business activities with the goal of achieving financial and operational efficiencies. As part of this corporate structure reorganization, our EMEA regional headquarters was moved from Amsterdam, the Netherlands to Rotkreuz, Switzerland. As a result, we will continue to incur expenses in the near term and expect to realize the related benefits in subsequent years. The implementation of this reorganization plan has been disruptive to our business, and may not ultimately be more efficient or effective. Moreover, our reorganization activities, including any related expenses and the impact from affected employees, could have a material adverse effect on our business, operating results, financial condition and effective tax rates.

•	Expenses. We expect expenses to increase in 2020 due in part to:

▪	Investments in manufacturing capacity and facilities to enhance our regional capabilities;

▪	Investments in international expansion;

▪	Investments in expansion of number of direct sales force personnel;

▪	Increase in sales, marketing and customer support resources including our new advertising campaign; and

▪	Product and technology innovation to enhance product efficiency and operational productivity.

We believe that these investments will position us to increase our revenues and continue to grow our market share, but will negatively impact results of operations, particularly in the near term.

•
Stock Repurchases. During the year ended December 31, 2019, we repurchased $200.0 million of our common stock on the open market at an average price of $264.93 per share. We also entered into an accelerated stock repurchase agreement to repurchase $200.0 million of our common stock and received a total of 1.1 million shares for an average share price of $176.61. As of December 31, 2019, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on our stock repurchase programs).

Results of Operations

Net Revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•	Comprehensive Products include Invisalign Comprehensive and Invisalign First.

•
Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go, in addition to revenues from the sale of aligners to SmileDirectClub (“SDC”) under our supply agreement that expired on December 31, 2019.

•	Non-Case includes, but is not limited to, Vivera retainers along with our training and ancillary products for treating malocclusion.

•
Our Scanner segment consists of intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, additional services and ancillary products. This segment includes our iTero scanner and OrthoCAD services.

Net revenues for our Clear Aligner and Scanner segments by region for the year ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	Year Ended December 31,				Year Ended December 31,
Net Revenues	2019	2018	Change		2018	2017	Change
Clear Aligner revenues:
Americas	$1,022.1	$903.3	$118.8	13.2%	$903.3	$754.1	$149.2	19.8%
International	881.4	684.2	197.2	28.8%	684.2	473.5	210.7	44.5%
Non-Case	122.3	104.0	18.3	17.6%	104.0	81.7	22.3	27.3%
Total Clear Aligner net revenues	$2,025.8	$1,691.5	$334.3	19.8%	$1,691.5	$1,309.3	$382.2	29.2%
Scanner net revenues	381.0	275.0	106.0	38.5%	275.0	164.1	110.9	67.6%
Total net revenues	$2,406.8	$1,966.5	$440.3	22.4%	$1,966.5	$1,473.4	$493.1	33.5%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the year ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,				Year Ended December 31,
Region	2019	2018	Change		2018	2017	Change
Americas	867.3	780.7	86.6	11.1%	780.7	631.6	149.1	23.6%
International	669.8	499.9	169.9	34.0%	499.9	344.8	155.1	45.0%
Total case volume	1,537.1	1,280.6	256.5	20.0%	1,280.6	976.4	304.2	31.2%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $440.3 million in 2019 as compared to 2018 primarily as a result of Invisalign case and scanner volume growth across all regions.

Clear Aligner - Americas

Americas net revenues increased by $118.8 million in 2019 as compared to 2018 due to Invisalign case volume growth across all channels and products which contributed to the net revenue growth by $100.2 million and higher average selling prices ("ASP") which increased net revenues by $18.7 million. Higher ASP was mainly the result of price increases across most products which increased net revenues by $35.1 million and $23.4 million increase in net revenues driven by a product mix shift towards Comprehensive products and less SDC revenues, which carry a lower ASP. We no longer manufacture aligners for SDC as our supply agreement with SDC expired by its terms on December 31, 2019. These ASP increases were partially offset by a reduction in net revenues of $23.1 million from higher promotional discounts and $17.6 million reduction in net revenues as a result of higher net revenue deferrals and unfavorable foreign exchange rates.

Clear Aligner - International

International net revenues increased by $197.2 million in 2019 as compared to 2018 primarily driven by case volume growth across all channels and products which increased net revenues by $232.5 million. This increase was partially offset by lower ASP that reduced net revenues by $35.3 million. The ASP decline was mainly the result of higher promotional discounts which reduced net revenues by $45.0 million, unfavorable foreign exchange rates lowered net revenues by $37.2 million, and a product mix shift towards Non-comprehensive products reduced net revenues by $19.0 million. These ASP decreases were partially offset by a $47.8 million improvement in net revenues related to price increases across most products along with a benefit from going direct in several additional countries, and lower net revenue deferrals and sales credits that increased net revenues by $18.1 million.

Clear Aligner - Non-Case

Non-case net revenues, consisting of Vivera Retainers, training fees and other product revenues, increased by $18.3 million in 2019 compared to 2018 due to increased Vivera volume across all regions.

Scanner

Scanner and services net revenues increased by $106.0 million in 2019 as compared to 2018. This increase is primarily a result of scanner volume growth which increased net revenues by $58.4 million, and higher CAD/CAM services that increased net revenues by $37.7 million primarily due to a larger install base and increased scanner subscription services. Additionally, net revenues increased by $10.0 million due to an improvement in the scanner ASP mainly attributable to price increases in several regions.

Cost of net revenues and gross profit (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Clear Aligner
Cost of net revenues	$526.0	$411.0	$115.0	$411.0	$289.7	$121.3
% of net segment revenues	26.0%	24.3%		24.3%	22.1%
Gross profit	$1,499.7	$1,280.5	$219.2	$1,280.5	$1,019.6	$260.9
Gross margin %	74.0%	75.7%		75.7%	77.9%
Scanner
Cost of net revenues	$136.9	$107.7	$29.2	$107.7	$66.8	$40.9
% of net segment revenues	35.9%	39.1%		39.1%	40.7%
Gross profit	$244.2	$167.4	$76.8	$167.4	$97.4	$70.0
Gross margin %	64.1%	60.9%		60.9%	59.3%
Total cost of net revenues	$662.9	$518.6	$144.3	$518.6	$356.5	$162.1
% of net revenues	27.5%	26.4%		26.4%	24.2%
Gross profit	$1,743.9	$1,447.9	$296.0	$1,447.9	$1,116.9	$331.0
Gross margin %	72.5%	73.6%		73.6%	75.8%
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

Clear Aligner

The gross margin percentage decreased in 2019 compared to 2018 primarily due to an increase in aligners per case driven by additional aligners.

Scanner

The gross margin percentage increased in 2019 compared to 2018 primarily driven by higher ASP and manufacturing efficiencies.
Selling, general and administrative (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Selling, general and administrative	$1,072.1	$852.4	$219.7	$852.4	$665.8	$186.6
% of net revenues	44.5%	43.3%		43.3%	45.2%
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

Selling, general and administrative expense increased in 2019 compared to 2018 primarily due to higher compensation related costs of $121.2 million mainly from increased headcount resulting in higher salaries expense, incentive bonuses, fringe benefits, and stock-based compensation partially due to investments in sales coverage and international expansion. We also incurred higher expenses from advertising and marketing costs of $40.1 million, legal and outside service costs of $31.7 million, equipment, software and maintenance costs of $18.1 million and depreciation and amortization costs of $12.4 million.

Research and development (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Research and development	$157.4	$128.9	$28.5	$128.9	$97.6	$31.3
% of net revenues	6.5%	6.6%		6.6%	6.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
Research and development expense includes the personnel-related costs including payroll and stock-based compensation and outside consulting expenses associated with the research and development of new products and enhancements to existing products and allocations of corporate overhead expenses including facilities and information technology.

Research and development expense increased in 2019 compared to 2018 primarily due to higher compensation costs mainly from increased headcount resulting in higher salaries expense, stock-based compensation, incentive bonuses and fringe benefits.

Impairments and other (gains) charges (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Impairments and other (gains) charges	$23.0	$—	$23.0	—%	$—	$—
% of net revenues	1.0%	—%		—%	—%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

In 2019, we recorded impairments and other (gains) charges of $23.0 million which are comprised of operating lease right-of-use assets impairments of $14.2 million, store leasehold improvement and other fixed asset impairments of $14.3 million, and employee severance and other expenses of $1.3 million, partially offset by Invisalign store lease termination gains of $6.8 million (Refer to Note 8“Impairments and Other (Gains) Charges” and Note 9 “Legal Proceedings” of the Notes to Consolidated Financial Statements for more information).

Litigation settlement gain (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Litigation settlement gain	$(51.0)	$—	$(51.0)	$—	$—	$—
% of net revenues	(2.1)%	—%		—%	—%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

In 2019, we recorded a gain of $51.0 million due to the litigation settlement with Straumann (Refer to Note 9 “Legal Proceedings” of the Notes to Consolidated Financial Statements for more information).

Income from operations (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Clear Aligner
Income from operations	$836.0	$712.4	$123.6	$712.4	$564.6	$147.8
Operating margin %	41.3%	42.1%		42.1%	43.2%
Scanner
Income from operations	$137.7	$99.0	$38.7	$99.0	$49.6	$49.4
Operating margin %	36.1%	36.0%		$—	$—
Total income from operations [1]	$542.5	$466.6	$75.9	$466.6	$353.6	$113.0
Operating margin %	22.5%	23.7%		$—	$—
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 17 “Segments and Geographical Information” of the Notes to Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Consolidated Income from Operations.

Clear Aligner

Operating margin percentage decreased in 2019 compared to 2018 primarily due to lower Clear Aligner gross margin percentage as a result of an increase in aligners per case combined with impairment charges on operating lease right-of-use assets, store leasehold improvement and other fixed assets. These decreases were partially offset by a gain recognized from the litigation settlement with Straumann.

Scanner

Operating margin percentage remained flat in 2019 compared to 2018 primarily due to manufacturing efficiencies and higher ASP partially offset by higher operating expenses.

Interest income (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Interest income	$12.5	$8.6	$3.9	$8.6	$6.9	$1.7
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income includes interest earned on cash, cash equivalents and investment balances.

Interest income increased in 2019 compared to 2018 mainly due to a larger investment portfolio.

Other income (expense), net (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Other income (expense), net	$7.7	$(8.5)	$16.2	$(8.5)	$4.2	$(12.7)
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

Other income (expense), net, increased in 2019 compared to 2018 primarily due to a $15.8 million gain from the sale of our investment in SDC. This increase was partially offset by a $4.0 million impairment of our equity investment in a privately held company along with foreign exchange losses (Refer to Note 9 “Legal Proceedings” of the Notes to Consolidated Financial Statements for details on SDC legal proceedings discussion).

Equity in losses of investee, net of tax (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Equity in losses of investee, net of tax	$7.5	$8.7	$(1.2)	$8.7	$3.2	$5.5
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Equity in losses of investee, net of tax decreased in 2019 compared to 2018 since we tendered our SDC equity interest on April 3, 2019, and thus, we no longer record our share of SDC's losses (Refer to Note 5 “Equity Method Investments” of the Notes to Consolidated Financial Statements for details on equity method investments).

Provision for income taxes (in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Provision for income taxes	$112.3	$57.7	$54.6	$57.7	$130.2	$(72.5)
Effective tax rates	20.0%	12.4%		12.4%	35.7%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

The increase in effective tax rate for the year ended December 31, 2019 compared to the same period in 2018 is primarily attributable to tax benefits recorded last year as a result of expiration of statute limitations that did not recur in 2019 and reduced excess tax benefits from stock-based compensation mainly due to non-deductible officers’ compensation. For the year ended December 31, 2019 and December 31, 2018, we recognized tax benefits in our provision for income taxes of $1.6 million and $22.5 million, respectively, related to expiration of statute of limitations and $13.4 million and $26.5 million, respectively, related to stock-based compensation.

Effective January 1, 2020, as a result of the relocation of our EMEA regional headquarters from Amsterdam, the Netherlands to Rotkreuz, Switzerland, our tax rate for the first quarter of 2020 and for the rest of the year, will reflect a significant one-time tax benefit of up to $1.6 billion associated with the recognition of a deferred tax asset related to the intra-entity transfer of certain intellectual property rights. We continue to assess the realizability of this deferred tax asset as we take into account new information, including the profitability of our Swiss headquarters and ongoing communication with the Swiss tax authorities.

Liquidity and Capital Resources
We fund our operations from product sales. As of December 31, 2019 and 2018, we had the following cash and cash equivalents, and short-term and long-term marketable securities (in thousands):

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$550,425	$636,899
Marketable securities, short-term	318,202	98,460
Marketable securities, long-term	—	9,112
Total	$868,627	$744,471

As of December 31, 2019, we had $868.6 million in cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds, and certificates of deposit.

As of December 31, 2019, approximately $278.5 million of cash, cash equivalents and marketable securities was held by our foreign subsidiaries. We repatriated $350.0 million to the U.S. during the year ended December 31, 2019 under the Global Intangible Low-Taxed Income (“GILTI”) provisions of the U.S. Tax Cuts and Jobs Act (the “TCJA”) and substantially all of the earnings previously determined to be not indefinitely reinvested have been repatriated. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our current revolving line of credit.

Cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$747,270	$554,681	$438,539
Investing activities	(350,444)	6,927	(251,477)
Financing activities	(485,540)	(369,434)	(135,500)
Effects of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,282	(4,733)	5,544
Net increase in cash, cash equivalents, and restricted cash	$(86,432)	$187,441	$57,106

Operating Activities

For the year ended December 31, 2019, cash flows from operations of $747.3 million was primarily comprised of our net income of approximately $442.8 million as well as the following:

Significant non-cash activities

•	Stock-based compensation of $88.2 million related to equity awards granted to employees and directors;

•	Depreciation and amortization of $79.0 million related to our investments in property, plant and equipment and intangible assets;

•	Impairment charges of $28.5 million related to decreases in the fair value of certain assets related to the closure of our Invisalign stores;

•	Non-cash operating lease costs of $18.5 million; and

•	Gain from the sale of equity method investment of $15.8 million.

Significant changes in working capital

•	Increase of $189.1 million in deferred revenues corresponding to the increase in case volume;

•	Increase of $121.0 million in accounts receivable which is primarily a result of the increase in net revenues; and

•	Increase of $60.2 million in accrued and other long-term liabilities due to timing of payment and activities.

For the year ended December 31, 2018, cash flows from operations of $554.7 million resulted primarily from our net income of approximately $400.2 million as well as the following:

Significant non-cash activities

•	Stock-based compensation of $70.8 million related to equity awards granted to employees and directors;

•	Depreciation and amortization of $54.7 million related to our investments in property, plant and equipment and intangible assets; and

•	Net change in deferred tax assets of $15.7 million.

Significant changes in working capital

•	Increase of $136.4 million in deferred revenues corresponding to the increase in case volume;

•	Increase of $109.2 million in accounts receivable which is primarily a result of the increase in net revenues; and

•	Decrease of $36.5 million in long-term income tax payable due to timing of payments made to IRS.

Investing Activities

Net cash used in investing activities was $350.4 million for the year ended December 31, 2019, which primarily consisted of purchases of marketable securities of $693.3 million, purchases of property, plant and equipment of $149.7 million and other investing activities of $14.7 million. These outflows were partially offset by maturities and sales of marketable securities of $485.4 million and payments of $21.8 million received on an unsecured promissory note issued by SDC in exchange for tendering our shares to them.

For 2020, we expect to invest $180 million to $200 million in capital expenditures related to building purchases and improvements as well as additional manufacturing capacity to support our international expansion. Although we believe our current investment portfolio has little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired (Refer to Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for details on the purchases of buildings in Petach Tivka, Israel and San Jose, California).

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

Financing Activities

Net cash used in financing activities was $485.5 million for the year ended December 31, 2019 primarily consisted of common stock repurchases of $400.0 million, payroll taxes paid for equity awards through share withholdings of $57.7 million and the purchase of a building that we previously leased under a finance lease of $45.8 million. These outflows were offset in part by $17.9 million proceeds from the issuance of common stock.

Net cash used in financing activities was $369.4 million for the year ended December 31, 2018 primarily consisted of common stock repurchases of $300.0 million and payroll taxes of $86.1 million paid for vesting of RSUs through share withholdings. These outflows were offset in part by $16.6 million from proceeds from the issuance of common stock.

Common Stock Repurchases

Refer to Note 12 "Common Stock Repurchase Programs" of the Notes to Consolidated Financial Statements for details.

•	April 2016 Repurchase Program. In 2018, we repurchased approximately $200.0 million of our common stock on the open market, completing the April 2016 Repurchase Program.

•
May 2018 Repurchase Program. In May 2018, we announced that our Board of Directors had authorized a plan to repurchase up to $600.0 million of our common stock. We repurchased $100.0 million and $400.0 million of our common stock in 2018 and 2019, respectively, and as of December 31, 2019, we have $100.0 million remaining under this program.

We believe that our current cash, cash equivalents and marketable securities combined with our existing borrowing capacity will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase programs or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Credit Facility

On February 27, 2018, we entered into a new credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of February 27, 2021. As of December 31, 2019, we had no outstanding borrowings under this credit facility (Refer to Note 7 "Credit Facility" of the Notes to Consolidated Financial Statements for details of the credit facility).

Contractual Obligations / Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2019 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases obligations [1]	$64,483	$18,354	$29,904	$10,772	$5,453
Unconditional purchase obligations	523,652	309,686	210,470	3,496	—
Total contractual cash obligations	$588,135	$328,040	$240,374	$14,268	$5,453
1 Sublease income is not material and excluded from the table above.

Our contractual obligations table above excludes approximately $42.7 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2019. We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

As of December 31, 2019, we had additional operating leases that have not yet commenced of $7.9 million. These operating leases will commence between 2020 through 2021 with lease terms of 2 years to 4 years.

We had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) as of December 31, 2019 other than certain items disclosed in Note 10 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2019, we did not have any material indemnification claims that were probable or reasonably possible.

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

We identify a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”), allocation of consideration from the contract to the individual performance obligations and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

Clear Aligner

We enter into contracts (“treatment plan(s)”) that involve multiple future performance obligations. Invisalign Comprehensive, Invisalign First, Invisalign Moderate, and Lite and Express Packages, include optional additional aligners at no charge for a certain period of time ranging from six months to five years after initial shipment, and Invisalign Go includes optional additional aligners at no charge for a period of up to two years after initial shipment.

Our treatment plans comprise the following performance obligations that also represent distinct deliverables: initial aligners, additional aligners, case refinement, and replacement aligners. We take the practical expedient to consider shipping and handling costs as activities to fulfill the performance obligation. We allocate revenues for each treatment plan based on each unit’s SSP. Management considers a variety of factors such as historical sales, costs, and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. We also consider usage rates, which is the number of times a customer is expected to order additional aligners. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel. We recognize the revenues upon shipment, as the customers obtain physical possession and we have enforceable rights to payment. As we collect most consideration upfront, we consider whether a significant financing component exists; however, as the delivery of the performance obligations are at the customer’s discretion, we conclude that no significant financing component exists.

Scanner

We sell intraoral scanners and CAD/CAM services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenues based on the respective SSPs of the scanner and the subscription service. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment of the scanner, as that is when we deem the customer to have obtained control. Most consideration is collected upfront and in cases where there are payment plans, consideration is collected by the one year mark and, therefore, there are no significant financing components.

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

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfilled performance obligations, including deferred revenues and backlog, as of December 31, 2019 and the estimated revenues expected to be recognized in the future related to these performance obligations are $610.3 million. This includes performance obligations from the Clear Aligner segment, primarily the shipment of additional aligners, which are fulfilled over six months to five years. Also included are the performance obligations from the iTero scanner segment, primarily services and support, which are fulfilled over one to five years, and contracted deliveries of additional scanners. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers' facilities for installation, and manufacturing availability.

Contract Balances

The timing of revenue recognition results in deferred revenues being recognized on our Consolidated Balance Sheet. For both aligners and scanners, we usually collect the total consideration owed prior to all performance obligations being performed with payment terms generally varying from net 30 to net 180 days. Contract liabilities are recorded as deferred revenue balances, which are generated based upon timing of invoices and recognition patterns, not payments. If the revenue recognition exceeds the billing, the exceeded amount is considered unbilled receivable and a contract asset. Conversely, if the billing occurs prior to the revenue recognition, the amount is considered deferred revenue and a contract liability.

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

The U.S. Tax Cuts and Jobs Act includes provisions for certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income (“GILTI”) which imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have made the election to record GILTI tax using the period cost method.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2019, we had approximately $318.2 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Based on interest bearing liabilities we have as of December 31, 2019, we are not subject to risks from immediate interest rate increases.

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

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations. The fair value of foreign exchange forward contracts outstanding as of December 31, 2019 was not material.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use forward contracts to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations

	Three Months Ended
	2019				2018
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share data) (unaudited )
Net revenues	$649,787	$607,341	$600,697	$548,971	$534,020	$505,289	$490,259	$436,924
Gross profit	471,958	437,554	432,289	402,096	383,096	371,781	365,582	327,408
Income from operations	151,150	127,152	176,490	87,701	120,473	125,208	122,691	98,192
Net income	121,262	102,524	147,142	71,848	97,392	100,872	106,105	95,866
Net income per share:
Basic	$1.54	$1.29	$1.84	$0.90	$1.22	$1.26	$1.32	$1.20
Diluted	$1.53	$1.28	$1.83	$0.89	$1.20	$1.24	$1.30	$1.17
Shares used in computing net income per share:
Basic	78,578	79,332	79,943	79,860	79,891	80,111	80,216	80,036
Diluted	79,137	79,825	80,590	80,687	80,943	81,359	81,471	81,628

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
February 28, 2020

/S/ JOHN F. MORICI
John F. Morici
Chief Financial Officer and Senior Vice President, Global Finance
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Align Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Align Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Determination of Standalone Selling Price of Distinct Performance Obligations in Clear Aligner Contracts
As described in Notes 1 and 17 to the consolidated financial statements, the Company recognized net revenues of $2 billion from its Clear Aligner segment for the year ended December 31, 2019. The Company enters into contracts (“treatment plans”) that involve multiple future performance obligations. Management identifies a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price, allocation of consideration from the contract to the individual performance obligations and the appropriate timing of revenue recognition is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, costs, and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. Management also considers usage rates, which is the number of times a customer is expected to order additional aligners. Management’s process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel.

The principal considerations for our determination that performing procedures related to revenue recognition and the determination of standalone selling price of distinct performance obligations in Clear Aligner contracts is a critical audit matter are there was significant judgment by management in determining the standalone selling price, which includes significant assumptions related to usage rates for each distinct performance obligation. This in turn led to significant judgment, subjectivity, and effort in applying audit procedures to evaluate the judgments made by management in determining the estimates of standalone selling price and usage rates for each distinct performance obligation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the determination of standalone selling price for each distinct performance obligation in the Company’s Clear Aligner contracts. These procedures also included, among others, (i) testing management’s process for determining the estimate of standalone selling price, which included testing the completeness and accuracy of inputs used and evaluating the reasonableness of factors considered by management, such as historical sales, usage rates, costs, and gross margin, and (ii) testing management’s process for estimating usage rates, which included evaluating the reasonableness of inputs evaluated by management, including historical usage data by region, country and channel.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2020

We have served as the company's auditor since 1997.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$2,406,796	$1,966,492	$1,473,413
Cost of net revenues	662,899	518,625	356,466
Gross profit	1,743,897	1,447,867	1,116,947
Operating expenses:
Selling, general and administrative	1,072,053	852,404	665,777
Research and development	157,361	128,899	97,559
Impairments and other (gains) charges	22,990	—	—
Litigation settlement gain	(51,000)	—	—
Total operating expenses	1,201,404	981,303	763,336
Income from operations	542,493	466,564	353,611
Interest income	12,482	8,576	6,948
Other income (expense), net	7,676	(8,489)	4,240
Net income before provision for income taxes and equity in losses of investee	562,651	466,651	364,799
Provision for income taxes	112,347	57,723	130,162
Equity in losses of investee, net of tax	7,528	8,693	3,219
Net income	$442,776	$400,235	$231,418

Net income per share:
Basic	$5.57	$5.00	$2.89
Diluted	$5.53	$4.92	$2.83
Shares used in computing net income per share:
Basic	79,424	80,064	80,085
Diluted	80,100	81,357	81,832

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$442,776	$400,235	$231,418
Net change in foreign currency translation adjustment	1,787	(3,631)	1,741
Change in unrealized gains (losses) on investments, net of tax	299	286	(232)
Other comprehensive income (loss)	2,086	(3,345)	1,509
Comprehensive income	$444,862	$396,890	$232,927

The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$550,425	$636,899
Marketable securities, short-term	318,202	98,460
Accounts receivable, net of allowance for doubtful accounts of $6,756 and $2,378, respectively	550,291	439,009
Inventories	112,051	55,641
Prepaid expenses and other current assets	102,450	72,470
Total current assets	1,633,419	1,302,479
Marketable securities, long-term	—	9,112
Property, plant and equipment, net	631,730	521,329
Operating lease right-of-use assets, net	56,244	—
Equity method investments	—	45,913
Goodwill and intangible assets, net	75,692	81,949
Deferred tax assets	64,007	64,689
Other assets	39,610	26,987
Total assets	$2,500,702	$2,052,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,250	$64,256
Accrued liabilities	319,958	234,679
Deferred revenues	563,762	393,138
Total current liabilities	970,970	692,073
Income tax payable	102,794	78,008
Operating lease liabilities	43,463	—
Other long-term liabilities	37,306	29,486
Total liabilities	1,154,533	799,567
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,433 and 79,778 issued and outstanding, respectively)	8	8
Additional paid-in capital	906,937	877,514
Accumulated other comprehensive income (loss), net	(688)	(2,774)
Retained earnings	439,912	378,143
Total stockholders’ equity	1,346,169	1,252,891
Total liabilities and stockholders’ equity	$2,500,702	$2,052,458
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
	Shares	Amount
Balances at December 31, 2016	79,553	$8	$864,871	$(938)	$135,366	$999,307
Cumulative effect adjustment from adoption of ASU 2016-16	—	—	—	—	(1,300)	(1,300)
Net income	—	—	—	—	231,418	231,418
Net change in unrealized gains (losses) from investments	—	—	—	(232)	—	(232)
Net change in foreign currency translation adjustment	—	—	—	1,741	—	1,741
Issuance of common stock relating to employee equity compensation plans	1,073	—	14,461	—	—	14,461
Tax withholdings related to net share settlements of equity awards	—	—	(46,168)	—	—	(46,168)
Common stock repurchased and retired	(586)	—	(5,583)	—	(98,210)	(103,793)
Stock-based compensation	—	—	58,854	—	—	58,854
Balances at December 31, 2017	80,040	8	886,435	571	267,274	1,154,288
Net income	—	—	—	—	400,235	400,235
Net change in unrealized gains (losses) from investments	—	—	—	286	—	286
Net change in foreign currency translation adjustment	—	—	—	(3,631)	—	(3,631)
Issuance of common stock relating to employee equity compensation plans	795	—	16,635	—	—	16,635
Tax withholdings related to net share settlements of equity awards	—	—	(86,067)	—	—	(86,067)
Common stock repurchased and retired	(1,057)	—	(10,252)	—	(289,750)	(300,002)
Stock-based compensation	—	—	70,763	—	—	70,763
Other	—	—	—	—	384	384
Balances at December 31, 2018	79,778	8	877,514	(2,774)	378,143	1,252,891
Net income	—	—	—	—	442,776	442,776
Net change in unrealized gains (losses) from investments	—	—	—	299	—	299
Net change in foreign currency translation adjustment	—	—	—	1,787	—	1,787
Issuance of common stock relating to employee equity compensation plans	542	—	17,907	—	—	17,907
Tax withholdings related to net share settlements of equity awards	—	—	(57,676)	—	—	(57,676)
Common stock repurchased and retired	(1,887)	—	(18,992)	—	(381,007)	(399,999)
Stock-based compensation	—	—	88,184	—	—	88,184
Balances at December 31, 2019	78,433	$8	$906,937	$(688)	$439,912	$1,346,169
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$442,776	$400,235	$231,418
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	307	(15,680)	17,572
Depreciation and amortization	78,990	54,727	37,739
Stock-based compensation	88,184	70,763	58,854
Non-cash operating lease cost	18,475	—	—
Impairments on long-lived assets	28,498	—	—
Gain on lease terminations	(6,792)	—	—
Gain from sale of equity method investment	(15,769)	—	—
Equity in losses of investee	7,528	8,693	3,219
Other non-cash operating activities	29,860	17,252	13,847
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(121,014)	(109,224)	(90,990)
Inventories	(58,269)	(24,109)	(5,481)
Prepaid expenses and other assets	(31,529)	(9,122)	(8,669)
Accounts payable	22,099	25,045	8,175
Accrued and other long-term liabilities	60,240	36,250	24,235
Long-term income tax payable	14,611	(36,548)	68,958
Deferred revenues	189,075	136,399	79,662
Net cash provided by operating activities	747,270	554,681	438,539
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(149,707)	(223,312)	(195,695)
Purchase of marketable securities	(693,284)	(180,191)	(390,244)
Proceeds from maturities of marketable securities	290,754	375,105	349,240
Proceeds from sales of marketable securities	194,677	9,560	39,536
Repayment on unsecured promissory note	21,820	—	—
Purchases of investments in privately held companies	—	(5,000)	(12,764)
Loan advances to equity investee	—	—	(36,000)
Loan repayment from equity investee	—	30,000	6,000
Acquisition, net of cash acquired	—	—	(8,953)
Other investing activities	(14,704)	765	(2,597)
Net cash provided by (used in) investing activities	(350,444)	6,927	(251,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17,907	16,635	14,461
Common stock repurchases	(399,999)	(300,002)	(103,793)
Payroll taxes paid upon the vesting of equity awards	(57,675)	(86,067)	(46,168)
Purchase of finance lease	(45,773)	—	—
Net cash used in financing activities	(485,540)	(369,434)	(135,500)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,282	(4,733)	5,544
Net increase (decrease) in cash, cash equivalents, and restricted cash	(86,432)	187,441	57,106
Cash, cash equivalents, and restricted cash at beginning of year	637,566	450,125	393,019
Cash, cash equivalents, and restricted cash at end of year	$551,134	$637,566	$450,125
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Description
Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 in Delaware. Align is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners and iTero® intraoral scanners and services for orthodontics and restorative and aesthetic dentistry. Align’s products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect. We are headquartered in San Jose, California with offices worldwide. Our Americas regional headquarters is located in Raleigh, North Carolina; our European, Middle East and Africa ("EMEA") regional headquarters is located in Rotkreuz, Switzerland, which moved from Amsterdam, the Netherlands in January 2020; and our Asia Pacific ("APAC") regional headquarters is located in Singapore. We have two operating segments: (1) Clear Aligner, known as the Invisalign System, and (2) Scanners and Services ("Scanner"), known as the iTero intraoral scanner and OrthoCAD services.

Basis of Presentation and Preparation
The consolidated financial statements include the accounts of Align and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.

During fiscal year 2018, we adopted Accounting Standards Codification (“ASC”) 606, “Revenues from Contracts with Customers,” using the full retrospective method and ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” on a retrospective basis. The Consolidated Statement of Cash Flow for the year ended December 31, 2017 and Consolidated Statement of Stockholders' Equity for the year ended December 31, 2017 have been recast to comply with the adoption of these standards.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S.") requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of intangible assets and property and equipment, long-lived assets and goodwill, income taxes and contingent liabilities, the fair values of financial instruments, stock-based compensation, unsecured promissory note receivable, and valuation of investments in privately held companies among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. We obtain fair values for our Level 2 investments. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly, and we are ultimately responsible for these underlying estimates.

Level 3 - Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Cash and Cash Equivalents
We consider currency on hand, demand deposits, time deposits, and all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the U.S. and internationally.

Restricted Cash
The restricted cash primarily consists of funds reserved for legal requirements. Restricted cash balances are primarily included in other assets within our Consolidated Balance Sheet.

Marketable Securities
Our marketable securities consist of marketable debt securities which are classified as available-for-sale and are carried at fair value. Marketable securities classified as current assets have maturities within one year. Unrealized gains or losses on such securities are included in accumulated other comprehensive income (loss), net in stockholders’ equity. Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method. Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income (expense), net, as incurred. We periodically evaluate these investments for other-than-temporary impairment.

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

Foreign Currency
For our international subsidiaries, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the functional currency has changed. For international subsidiaries where the local currency is the functional currency, adjustments from translating financial statements from the local currency to the U.S. dollar reporting currency are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheet. This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at an average exchange rate in effect during the period. The foreign currency revaluation that are derived from monetary assets and liabilities stated in a currency other than functional currency are included in other income (expense), net. For the year ended December 31, 2019, 2018 and 2017, we had foreign currency net gains (losses) of $(2.0) million, $(5.6) million and $9.0 million, respectively.

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

We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. We maintain reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of our accounts receivable at December 31, 2019 or 2018, or net revenues for the year ended December 31, 2019, 2018 or 2017.

The U.S. Food and Drug Administration (“FDA”) and similar international agencies regulate the design, manufacture, distribution, pre-clinical and clinical study, clearance and approval of medical devices. Products developed by us may require approvals or clearances from the FDA or other international regulatory agencies prior to commercialized sales. There can be no assurance that our products will receive any of the required approvals or clearances.  If we were denied approval or clearance or such approval was delayed, it may have a material adverse impact on us.

We have manufacturing facilities located in Juarez, Mexico, where we conduct our aligner fabrication, distribution, repair of our iTero scanners and perform our CAD/CAM services. In the fourth quarter of 2018, we also began fabricating our aligners in our manufacturing facility in Ziyang, China, our first aligner fabrication facility outside of Juarez, Mexico. In addition, we produce our handheld intraoral scanner wand, perform final scanner assembly and repair our scanners at our facilities in Or Yehuda, Israel and Ziyang, China. Our digital treatment plans using a sophisticated, internally developed computer-modeling program are located in multiple international locations to support our customers within the regions. Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations such as hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences. If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.

We purchase certain inventory from sole suppliers. Additionally, we rely on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Inventories
Inventories are valued at the lower of cost or net realizable value, with cost computed using standard cost which approximates actual cost on a first-in-first-out basis. Excess and obsolete inventories are determined primarily based on future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of net revenues.

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

Leases
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

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, we conclude otherwise, the first step of the two-step impairment test is performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill.

Step one of the goodwill impairment test consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss in the Consolidated Statement of Operations.

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

Development Costs for Internal Use Software
Internally developed software includes enterprise-level business software that we customize to meet our specific operational needs. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications. There were no significant internally developed software costs capitalized in 2019 or 2018.

The costs to develop software that is marketed externally have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense in our Consolidated Statement of Operations.

Product Warranty
We offer assurance warranties on our products which provide the customer assurance that the product will function as the parties intended because it complies with agreed-upon specifications; therefore, warranties are not treated as a separate revenue performance obligation and are accounted for as guarantees under GAAP.

Clear Aligner

We warrant our Invisalign products against material defects until the treatment plan is complete except in the case of retainers, which are warranted up to three months from expected first use. We accrue for warranty costs in cost of net revenues upon shipment of products which is primarily based on historical experience as to product failures as well as current information on replacement costs.

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

We identify a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”), allocation of consideration from the contract to the individual performance obligations and the appropriate timing of revenue recognition is the result of significant qualitative and quantitative judgments. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

Clear Aligner

We enter into contracts (“treatment plan(s)”) that involve multiple future performance obligations. Invisalign Comprehensive, Invisalign First, Invisalign Moderate, and Lite and Express Packages include optional additional aligners at no charge for a certain period of time ranging from six months to five years after initial shipment, and Invisalign Go includes optional additional aligners at no charge for a period of up to two years after initial shipment.

Our treatment plans comprise the following performance obligations that also represent distinct deliverables: initial aligners, additional aligners, case refinement, and replacement aligners. We take the practical expedient to consider shipping and handling costs as activities to fulfill the performance obligation. We allocate revenues for each treatment plan based on each unit’s SSP. Management considers a variety of factors such as historical sales, costs, and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. We also consider usage rates, which is the number of times a customer is expected to order additional aligners. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel. We recognize the revenues upon shipment, as the customers obtain physical possession and we have enforceable rights to payment. As we collect most consideration upfront, we consider whether a significant financing component exists; however, as the delivery of the performance obligations are at the customer’s discretion, we conclude that no significant financing component exists.

Scanner

We sell intraoral scanners and CAD/CAM services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenues based on the respective SSPs of the scanner and the subscription service. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment of the scanner, as that is when we deem the customer to have obtained control. Most consideration is collected upfront and in cases where there are payment plans, consideration is collected by the one year mark and, therefore, there are no significant financing components.

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

Accrued Sales Return Reserve

We accrue for sales return reserve based on historical sales returns as a percentage of revenues.

Costs to Obtain a Contract

We offer a variety of commission plans to our salesforce; each plan has multiple components. To match the costs to obtain a contract to the associated revenues, we evaluate the individual components and capitalize the eligible components, recognizing the costs over the treatment period.

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfilled performance obligations, including deferred revenues and backlog, as of December 31, 2019 and the estimated revenues expected to be recognized in the future related to these performance obligations are $610.3 million. This includes performance obligations from the Clear Aligner segment, primarily the shipment of additional aligners, which are fulfilled over six months to five years. Also included are the performance obligations from the iTero scanner segment, primarily services and support, which are fulfilled over one to five years, and contracted deliveries of additional scanners. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers' facilities for installation, and manufacturing availability.

Contract Balances

The timing of revenue recognition results in deferred revenues being recognized on our Consolidated Balance Sheet. For both aligners and scanners, we usually collect the total consideration owed prior to all performance obligations being performed with payment terms generally varying from net 30 to net 180 days. Contract liabilities are recorded as deferred revenue balances, which are generated based upon timing of invoices and recognition patterns, not payments. If the revenue recognition exceeds the billing, the exceeded amount is considered unbilled receivable and a contract asset. Conversely, if the billing occurs prior to the revenue recognition, the amount is considered deferred revenue and a contract liability.

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

Research and Development

Research and development costs are expensed as incurred and includes the costs associated with the research and development of new products and enhancements to existing products. These costs primarily include personnel-related costs, including payroll and stock-based compensation, outside consulting expenses and allocations of corporate overhead expenses including facilities and information technology (“IT”).

Advertising Costs

The cost of advertising and media is expensed as incurred. For the year ended December 31, 2019, 2018 and 2017, we incurred advertising costs of $119.1 million, $88.4 million and $70.1 million, respectively.

Common Stock Repurchase

We repurchase our own common stock from time to time under stock repurchase programs approved by our Board of Directors. We account for these repurchases under the accounting guidance for equity where we allocate the total repurchase value that is in excess over par value between additional paid-in capital and retained earnings. All shares repurchased are retired.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenues and expenses for tax and financial statement purposes.

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

The U.S. Tax Cuts and Jobs Act includes provisions for certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income (“GILTI”) which imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have made the election to record GILTI tax using the period cost method.

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In May 2014, FASB released ASU 2014-09, “Revenue from Contracts with Customers,” (Topic 606) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for the goods or services. We adopted the guidance in the first quarter of fiscal year 2018 by applying the full retrospective method. The impact of adoption was primarily related to the Clear Aligner segment. Our disaggregation of revenues can be found in Note 16 “Segments and Geographical Information.” We elected to take the practical expedient to exclude from the transaction price all taxes assessed by a governmental authority. Prior period presentation for fiscal year 2017 has been retrospectively adjusted. The adoption of ASU 2014-09 did not have a material impact on our Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income or Consolidated Statement of Cash Flows.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases-Targeted Improvements,” which provides an additional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted the guidance in the first quarter of fiscal year 2019 by electing the transition method issued in ASU 2018-11 and the package of practical expedients available in the standard. The standard had a material impact on our Consolidated Balance Sheet as we recognized assets and liabilities related to our leases. The adoption did not have an impact to prior periods.

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

(ii) Recent Accounting Updates Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt this standard in the first quarter of fiscal 2020 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments in this update, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis. We will adopt this standard in the first quarter of fiscal 2020 and do not expect the adoption of this standard to have any impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis. We will adopt this standard in the first quarter of fiscal 2020 and do not expect the adoption of this standard to have any impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to clarify the guidance on the costs of implementing a cloud computing hosting arrangement that is a service contract. Under the amendments in this update, the entity is required to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which implementation costs under the service contract to be capitalized as an asset and which costs to expense. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2019 either on a retrospective or prospective basis early adoption is permitted. We will adopt this standard in the first quarter of fiscal 2020 on a prospective basis beginning and do not expect the adoption of this standard to have any impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” to enhance and simplify various aspects of the income tax accounting guidance. The amendment removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures; however, we anticipate the adoption of the guidance will not have a material impact to our consolidated financial statements and related disclosures.

Note 2. Investments and Fair Value Measurements

As of December 31, 2019 and 2018, the estimated fair value of our short-term and long-term marketable securities, classified as available for sale, are as follows (in thousands):

Short-term

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$210,891	$142	$(27)	$211,006
U.S. government treasury bonds	70,587	65	$(2)	70,650
U.S. government agency bonds	22,085	17	(1)	22,101
Commercial paper	14,426	—	—	14,426
Certificates of deposit	19	—	—	19
Total marketable securities, short-term	$318,008	$224	$(30)	$318,202

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$45,100	$—	$(48)	$45,052
U.S. government agency bonds	19,981	—	(77)	19,904
Commercial paper	17,793	—	—	17,793
U.S. government treasury bonds	15,292	—	(1)	15,291
Certificates of deposit	420	1	(1)	420
Total marketable securities, short-term	$98,586	$1	$(127)	$98,460
Long-term

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,957	$5	$(2)	$4,960
U.S. government agency bonds	1,399	8	—	1,407
U.S. government treasury bonds	2,235	9	—	2,244
Certificates of deposit	500	1	—	501
Total marketable securities, long-term	$9,091	$23	$(2)	$9,112

We have no long-term marketable securities as of December 31, 2019.

Cash equivalents are not included in the tables above as the gross unrealized gains and losses are not material. We have no short-term or long-term marketable securities that have been in a continuous material unrealized loss position for greater than twelve months as of December 31, 2019 and 2018. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material in 2019 and 2018. For the year ended December 31, 2019, 2018 and 2017, realized gains or losses were not material.

Our fixed-income securities investment portfolio consists of investments that can have a maximum effective maturity of up to 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are primarily due to changes in interest rates and credit spreads. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately seven months and four months as of December 31, 2019 and 2018, respectively.

As the carrying value approximates the fair value for our short-term and long-term marketable securities shown in the tables above, the following table summarizes the fair value of our short-term and long-term marketable securities classified by contractual maturity as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Maturities within one year	$318,202	$98,460
Due in greater than one year	—	9,112
Total available for sale short-term and long-term marketable securities	$318,202	$107,572

Investments in Privately Held Companies

Our investments in privately held companies as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Equity securities under the equity method investment [1]	$—	$45,913
Equity securities without readily determinable fair values [2]	$5,887	$9,862

[1]	Refer to Note 5 “Equity Method Investments” of the Notes to Consolidated Financial Statements for more information

[2]
The equity securities are reported within other assets in our Consolidated Balance Sheet and valued on a nonrecurring basis. During the year ended December 31, 2019, we recorded a $4.0 million of impairment loss resulting from an observable price change.

Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

Description	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$236,923	$236,923	$—	$—
Short-term investments:
Corporate bonds	211,006	—	211,006	—
Commercial paper	14,426	—	14,426	—
U.S. government agency bonds	22,101	—	22,101	—
U.S. government treasury bonds	70,650	70,650	—	—
Certificates of deposit	19	—	19	—
Prepaid expenses and other current assets:
Israeli funds	3,226	—	3,226	—
Current unsecured promissory note	25,005	—	—	25,005
Other Assets:
Long term unsecured promissory note	7,328	—	—	7,328
	$590,684	$307,573	$250,778	$32,333

Description	Balance as of December 31, 2018	Level 1	Level 2
Cash equivalents:
Money market funds	$431,081	$431,081	$—
Commercial paper	4,681	—	4,681
Corporate bonds	3,880	—	3,880
U.S. government treasury bonds	2,195	2,195	—
Short-term investments:
Corporate bonds	45,052	—	17,793
Commercial paper	17,793	—	45,052
U.S. government agency bonds	19,904	—	19,904
U.S. government treasury bonds	15,291	15,291	—
Certificates of deposit	420	—	420
Long-term investments:
Corporate bonds	4,960	—	4,960
U.S. government agency bonds	1,407	—	1,407
U.S. government treasury bonds	2,244	2,244
Certificates of deposit	501	—	501
Prepaid expenses and other current assets:
Israeli funds	3,047	—	3,047
	$552,456	$450,811	$101,645

Our investments in equity securities is considered Level 3 in the fair value hierarchy since the investments are in private companies without quoted market prices and we adjust the carrying value based on observable price changes.

The unsecured promissory note that was entered into in 2019 is classified as Level 3 in our fair value hierarchy as financial information of third parties may not be timely available and consequently we estimate the fair value based on the best available information at the measurement date. The original amount of the note was $54.2 million which decreased over 2019 due to payments received. Refer to Note 5 “Equity Method Investments” of the Notes to Consolidated Financial Statements for more information.

Derivative Financial Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. The net gain from the settlement of foreign currency forward contracts during the year ended December 31, 2019 and 2018 was $3.2 million and $9.9 million, respectively. As of December 31, 2019 and 2018, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€97,000	$108,870
Chinese Yuan	¥431,000	60,702
Canadian Dollar	C$52,000	39,802
Israeli Shekel	ILS63,700	18,439
British Pound	£28,000	36,770
Japanese Yen	¥3,000,000	27,604
Brazilian Real	R$130,000	32,185
Mexican Peso	M$140,000	7,398
Australian Dollar	A$3,000	2,101
		$333,871

	December 31, 2018
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€62,000	$71,095
Chinese Yuan	¥375,000	54,515
Brazilian Real	R$81,000	20,858
Canadian Dollar	C$27,000	19,808
British Pound	£13,000	16,635
Japanese Yen	¥1,700,000	15,357
Australian Dollar	A$3,000	2,114
		$200,382

Note 3. Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$54,947	$26,119
Work in process	30,974	13,784
Finished goods	26,130	15,738
Total inventories	$112,051	$55,641

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Tax related receivables	$41,252	$36,794
Current promissory note [1]	25,005	—
Other prepaid expenses and current assets	24,637	23,227
Prepaid software and maintenance	7,128	5,938
Other current receivables	4,428	6,511
Total prepaid expenses and other current assets	$102,450	$72,470

[1]	Refer to Note 5“Equity Method Investments” of the Notes to Consolidated Financial Statements for more information.

Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in thousands):

		December 31,
	Generally Used Estimated Useful Life	2019	2018
Clinical and manufacturing equipment	Up to 10 years	$309,809	$236,179
Building	20 years	209,643	139,315
Computer software	3 years	61,722	59,617
Leasehold improvements	Lease term [1]	53,327	77,168
Furniture and fixtures	5 years	44,373	33,436
Computer hardware	3 years	39,199	34,297
Land	—	26,422	17,630
CIP	—	116,751	95,414
Total		861,246	693,056
Less: Accumulated depreciation and amortization and impairment charges		(229,516)	(171,727)
Total property, plant and equipment, net		$631,730	$521,329

[1]	Shorter of the remaining lease term or the estimated useful lives of the assets.

Depreciation and amortization was $79.0 million, $54.7 million and $37.7 million for the year ended December 31, 2019, 2018 and 2017, respectively. In the first quarter of 2019, we recorded impairment losses of $14.3 million related to leasehold improvements and other fixed assets. Refer to Note 8“Impairments and Other (Gains) Charges” of the Notes to Consolidated Financial Statements for more information.

On September 26, 2019, we entered into a Purchase and Sale Agreement to purchase a building located in San Jose, California for $21.3 million. The remaining and substantial portion of the purchase price will be paid on or before the closing date, which is expected to occur in the first quarter of 2020.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and benefits	$162,486	$127,109
Accrued expenses	55,529	39,323
Current operating lease liabilities	15,737	—
Accrued income taxes	14,130	5,752
Accrued sales rebate	11,393	5,668
Others	60,683	56,827
Total accrued liabilities	$319,958	$234,679

Warranty

We regularly review the balance for accrued warranty and update based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts.

Warranty accrual as of December 31, 2019 and 2018 consists of the following activity (in thousands):

Accrued warranty as of December 31, 2017	$5,929
Charged to cost of net revenues	15,059
Actual warranty expenditures	(12,437)
Accrued warranty as of December 31, 2018	8,551
Charged to cost of net revenues	12,421
Actual warranty expenditures	(9,767)
Accrued warranty as of December 31, 2019	$11,205

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	December 31,
	2019	2018
Deferred revenues - current	$563,762	$393,138
Deferred revenues - long-term [1]	35,503	17,051

[1]	Included in other long-term liabilities within our Consolidated Balance Sheet

During the year ended December 31, 2019 and 2018, we recognized $2.4 billion and $2.0 billion of net revenues, respectively, of which $262.7 million and $180.6 million was included in the deferred revenues balance at December 31, 2018 and December 31, 2017, respectively.

Note 4. Leases

Lessee

We have operating leases for office and retail spaces, vehicles and office equipment.

The supplemental balance sheet information for our operating leases consist of following (in thousands):

Balance Sheet Caption	December 31, 2019
Operating lease right-of-use assets, net	$56,244

Accrued liabilities	$15,737
Operating lease liabilities	43,463
Total operating lease liabilities	$59,200

The components of lease expenses consist of following (in thousands):

Lease Cost	Year Ended December 31, 2019
Operating lease cost [1]	$22,778
Variable lease cost	1,899
Total lease cost	$24,677

[1]	Includes short-term lease expense which is not material.

The following table provides a summary of our operating lease terms and discount rates:

Remaining Lease Term and Discount Rate	December 31, 2019
Weighted average remaining lease term (in years)	5.7
Weighted average discount rate	4.1%

Maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2020	$18,354
2021	18,057
2022	11,847
2023	8,177
2024	2,595
Thereafter	5,453
Total lease payments	$64,483
Less: Interest	(5,283)
Total lease liabilities	$59,200

As of December 31, 2019, we had additional operating leases that have not yet commenced of $7.9 million. These operating leases will commence between 2020 through 2021 with lease terms of 2 years to 4 years.

Minimum future lease payments previously disclosed under ASC 840 in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2019	$21,429
2020	20,483
2021	18,897
2022	15,096
2023	12,400
Thereafter	18,371
Total minimum lease payments	$106,676

Lessor

In April 2019, as part of the $56.0 million purchase of a building located in Raleigh, North Carolina, we assumed an existing lease with a third-party for one floor of the building which is classified as an operating lease. The lease has annual escalating payments and expires in August 2029 in accordance with the terms and conditions of the existing agreement.

Lease payments due to Align as of December 31, 2019 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease
2020	$858
2021	1,145
2022	1,199
2023	1,229
2024	1,259
Thereafter	6,182
Total minimum lease payments	$11,872

For the year ended December 31, 2019, operating lease income was not material.

Note 5. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SDC for $46.7 million. Concurrently with the investment, we also entered into a supply agreement to manufacture clear aligners for SDC, which expired on December 31, 2019. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. The investment was accounted for as an equity method investment and recorded in our Consolidated Balance Sheet. We recorded our proportional share of SDC's losses within equity in losses of investee, net of tax, in our Consolidated Statement of Operations.

As a result of the arbitrator’s decision regarding SDC announced on March 5, 2019, we were ordered to tender our SDC equity interest by April 3, 2019 for a purchase price equal to the “capital account” balance as of October 31, 2017 under the terms of the investment. In April 2019, based on the “capital account” value provided by SDC, we entered into an unsecured promissory note with SDC to receive $54.2 million through February 1, 2021 in exchange for the tender of our membership interests. As a result, we derecognized the equity method investment balance of $38.4 million in exchange for an unsecured promissory note of $54.2 million and we recorded the difference of $15.8 million as a gain in the second quarter of 2019 in other income in our Consolidated Statement of Operations. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance. The arbitration proceeding remains pending and currently is scheduled to be heard (Refer to Note 10 “Legal Proceedings” of the Notes to Consolidated Financial Statements for SDC legal proceedings discussion).

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the year ended December 31, 2019 and 2018, all attributable to our Clear Aligner reporting unit, is as follows (in thousands):

Total
Balance as of December 31, 2017	$64,614
Adjustments [1]	(585)
Balance as of December 31, 2018	64,029
Adjustments [1]	(105)
Balance as of December 31, 2019	$63,924

[1]	Adjustments were related to foreign currency translation within the measurement period.

Based on the qualitative assessments performed, there were no impairments to goodwill in 2019 or 2018.

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

There were no triggering events in 2019 or 2018 that would cause impairments of our intangible long-lived assets.

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2019	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2019
Trademarks	15	$7,100	$(2,045)	$(4,179)	$876
Existing technology	13	12,600	(5,831)	(4,328)	2,441
Customer relationships	11	33,500	(18,405)	(10,751)	4,344
Reacquired rights	3	7,500	(7,059)	—	441
Patents	8	6,796	(3,165)	—	3,631
Other	2	618	(583)	—	35
Total intangible assets		$68,114	$(37,088)	$(19,258)	$11,768

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2018	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2018
Trademarks	15	$7,100	$(1,907)	$(4,179)	$1,014
Existing technology	13	12,600	(5,268)	(4,328)	3,004
Customer relationships	11	33,500	(16,542)	(10,751)	6,207
Reacquired rights	3	7,500	(4,341)	—	3,159
Patents	8	6,796	(2,334)	—	4,462
Other	2	618	(544)	—	74
Total intangible assets		$68,114	$(30,936)	$(19,258)	$17,920

The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2019 is as follows (in thousands):

Fiscal Year	Amortization
2020	$3,845
2021	3,372
2022	2,116
2023	1,495
2024	555
Thereafter	385
Total	$11,768

Amortization expense was $5.9 million, $6.0 million and $6.2 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Note 7. Credit Facility

On February 27, 2018, we entered into a credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of February 27, 2021. The credit facility requires us to comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.0%. The margin ranges from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the maturity date. As of December 31, 2019, we had no outstanding borrowings under this credit facility and were in compliance with the conditions and performance requirements.

Note 8. Impairments and Other (Gains) Charges

On March 5, 2019, we announced the outcome of the arbitration regarding SDC (Refer to Note 9 “Legal Proceedings” of the Notes to Consolidated Financial Statements for SDC legal proceedings discussion) which required Align to close its Invisalign stores and tender Align’s equity interest in SDC by April 3, 2019. Accordingly, Align evaluated the ongoing value of the Invisalign stores’ operating lease right-of-use assets and related leasehold improvements and other fixed assets in accordance with ASC 360, Property, Plant and Equipment. Based on the evaluation, Align determined that the carrying value of these assets were not recoverable. Align evaluated the fair value of these assets in accordance with ASC 820, Fair Value Measurement, and we considered the market participant’s ability to generate economic benefits by using these assets in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. As a result, in the first quarter of 2019, we recorded impairment losses of $14.2 million for operating lease right-of-use assets and $14.3 million of leasehold improvements and other fixed assets. In addition, we also recorded $1.3 million of employee severance costs and other charges. During the third quarter of 2019, we negotiated early termination of our Invisalign store leases and recorded lease termination gains of $6.8 million.

Note 9. Legal Proceedings

Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between July 25, 2018 and October 24, 2018. The complaint generally alleges claims under the federal securities laws and seeks monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018 (together with the first lawsuit, the “Securities Actions”). On May 10, 2019, the lead plaintiff filed a consolidated complaint against Align and four of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018. On June 24, 2019, defendants filed a motion to dismiss the consolidated complaint. On October 29, 2019, that motion to dismiss was granted with leave to amend. On November 29, 2019, the lead plaintiff filed an amended consolidated complaint against Align and two of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock from May 23, 2018 and October 24, 2018. Defendants’ motion to dismiss the amended consolidated complaint was filed on January 17, 2020. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

On February 22, 2019, a purported stockholder sent a letter to Align pursuant to 8 Del. C. § 220 demanding certain books and records for the stated purpose of investigating potential breaches of duty, corporate mismanagement, and alleged wrongdoing by fiduciaries of the Company. On April 16, 2019, Align responded and refused the demand on several legal grounds. On June 10, 2019, the purported stockholder petitioned the Superior Court of the State of California, County of Santa Clara, to issue a writ of mandate commanding Align to provide the books and records requested. On August 23, 2019, Align filed a demurrer seeking to dismiss the petition, and on October 28, 2019, the Court issued an order sustaining Align’s demurrer and dismissing the petition without an opportunity to amend. On December 19, 2019, the same purported stockholder filed a complaint in the Superior Court of California, County of Santa Clara, seeking an order from the Court compelling Align to permit the inspection of the same books and records that were previously requested, as well as requesting attorneys’ fees. Align expects to respond to this new complaint by March 12, 2020.

Align is currently unable to predict the outcome of this demand or of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed six patent infringement lawsuits asserting 26 patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents. Align filed two Section 337 complaints with the U.S. International Trade Commission (“ITC”) alleging that 3Shape violates U.S. trade laws by selling for importation and importing its infringing Trios intraoral scanning system and Dental System software. Align’s ITC complaints sought cease and desist orders and exclusion orders prohibiting the importation of 3Shape’s Trios scanning system and Dental System software products into the U.S. Align also filed four separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Two of those cases were stayed pending the ITC determinations, and the other two cases have been active in discovery and pretrial proceedings. Trials in the latter two cases have been rescheduled to begin on August 5, 2020 in one case and November 30, 2020 in the other. Certain of Align’s asserted patents in the Delaware actions were found invalid by the District Court Judge. The ITC conducted hearings in the Section 337 investigations in September and November 2018. On March 1, 2019, the Administrative Law Judge issued an Initial Determination in one of the Section 337 investigations, finding no violation of Section 337 by 3Shape. On April 26, 2019, the Administrative Law Judge issued an Initial Determination in the second Section 337 investigation, finding no violation of Section 337 by 3Shape. On August 20, 2019, the Commission vacated one Initial Determination and terminated the investigation. In the corresponding Delaware case, the District Court lifted the stay and scheduled trial to begin on November 8, 2021. On November 22, 2019, the Commission affirmed a finding of no violation on modified grounds in the other investigation.
.
On May 9, 2018, 3Shape filed a complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of a single 3Shape patent. On June 14, 2018, 3Shape filed another complaint in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of another 3Shape patent. On August 19, 2019, the Court consolidated the two actions, and 3Shape filed an amended complaint alleging infringement of an additional patent on August 30, 2019. Align has asserted counterclaims for patent infringement of three additional Align patents. The case is active and in the early discovery phase, with trial scheduled to begin on April 12, 2021.

On December 10, 2018, Align filed three additional patent infringement lawsuits asserting 10 additional patents against 3Shape. Align filed one Section 337 complaint with the ITC alleging that 3Shape violates U.S. trade laws through unfair competition by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On December 11, 2018, Align filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape's Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. The ITC instituted the investigation, and one of the District Court cases was stayed pending the ITC determination. The remaining District Court case is in the very early stages of discovery and pretrial proceedings, and trial has been scheduled for February 7, 2022. The ITC evidentiary hearing was held at the end of October 2019. The deadline for the Administrative Law Judge’s initial determination is March 6, 2020.

On November 5, 2019, Align filed a complaint for patent infringement asserting an additional patent against 3Shape. On January 7, 2020, Align voluntarily dismissed the suit without prejudice, and Align has instead asserted the patent as a counterclaim in the patent infringement suit brought by 3Shape.

3Shape has sought to invalidate certain of Align’s patents through petitions for inter partes review proceedings. Align disputes 3Shape’s positions and intends to vigorously defend the validity of its patent rights.

Each of the District Court patent infringement complaints seek monetary damages and injunctive relief against further infringement.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanning markets, and the Court scheduled trial to begin on May 10, 2021. Align filed a motion to dismiss 3Shape’s complaint on October 17, 2018. Align also moved to stay the litigation pending the outcome of its motion to dismiss. The court granted Align’s motion to stay. On August 15, 2019, the Magistrate Judge recommended that Align’s motion to dismiss be granted, and, on September 26, 2019, the District Court Judge adopted the Magistrate Judge’s Report and Recommendation, granted Align’s motion to dismiss, and dismissed 3Shape’s complaint with leave to amend within thirty days of the order. On October 28, 2019, 3Shape filed an amended complaint, and Align again moved to dismiss the complaint. A hearing on Align’s motion to dismiss was held on February 13, 2020 before the magistrate judge. A written report and recommendation from the magistrate judge will be forthcoming.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

Simon & Simon

On March 14, 2019, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action in the United States District Court for the District of Delaware on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Align filed a motion to dismiss the complaint on April 5, 2019, and the court held a hearing on Align’s motion. On October 15, 2019, the Magistrate Judge issued a Report and Recommendation on Align’s motion to dismiss which recommends that Align’s motion be granted and that the plaintiffs’ complaint be dismissed without prejudice. On October 29, 2019, Simon and Simon filed objections to the Magistrate Judge’s Report and Recommendation, and Align responded on November 12, 2019. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

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

As required by the Award, on April 3, 2019, Align had closed its Invisalign stores, returned SDC’s alleged confidential information, and tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance as of October 31, 2017. Align disputes that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017 as required by the SDC Operating Agreements and the Award. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination of Align’s “capital account” balance as of October 31, 2017. That arbitration proceeding remains pending and currently is scheduled to be heard June 23-26, 2020. Although Align expects the proper amount of its Capital Account balance as of October 31, 2017 to be determined in the course of the pending arbitration, that amount is not capped at $97.0 million as SDC has claimed in its public filings. Relatedly, the SDC Entities filed a contempt petition with the Illinois court which confirmed the Award, asserting that Align had no right to contest the “capital account” determination as made by the SDC Entities. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities. The SDC Entities have appealed the denial of the contempt petition, and that appeal remains pending.

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

Align is currently unable to predict the outcome of these disputes and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Straumann Group Litigation Settlement

In March 2019, Align entered into an agreement with Straumann Group to settle all outstanding patent disputes in the U.S., the U.K., and Brazil, including those involving ClearCorrect, a subsidiary of Straumann Group. Under the terms of the settlement, Straumann Group paid Align $35.0 million on March 29, 2019. In addition, Align also signed a non-binding letter of intent with Straumann Group for a 5-year global development and distribution agreement whereby Straumann would distribute 5,000 iTero Element scanners that would be fully integrated into the Straumann/Dental Wings CARES®/DWOS® workflow. The agreement provided that if for any reason the companies chose not to enter into the development and distribution agreement by July 2, 2019 or by a mutually agreed extended date, Straumann Group would pay Align an additional $16.0 million in lieu of the development and distribution agreement. In June 2019, the parties terminated the discussions regarding a possible development and distribution agreement and as a result, Straumann paid us the additional $16.0 million in July 2019. In 2019, we recognized a litigation settlement gain of $51.0 million.

In addition to the above, in the course of Align’s operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align’s view of these matters may change in the future as litigation and events related thereto unfold; Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align’s financial position, results of operations or cash flows.

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

On January 15, 2019, we entered into a Purchase Agreement to purchase five floors of a building under construction in Petach Tivka, Israel for a purchase price of approximately $27.0 million with an option to purchase additional three floors with progress payments due through 2020. During the fourth quarter of 2019, we exercised the option to purchase three additional floors and purchased one additional floor in the building for a purchase price of approximately $24.4 million. As of December 31, 2019, we have a remaining commitment of $31.2 million which is expected to be paid in 2020.

On September 26, 2019, we entered into a Purchase and Sale Agreement to purchase a building located in San Jose, California for $21.3 million. The remaining and substantial portion of the purchase price will be paid on or before the closing date, which is expected to occur in the first quarter of 2020.

On October 3, 2019, we entered into a Promotional Rights Agreement (the “Agreement”) for $36.0 million with a third-party which includes certain advertising and media coverage. The expense related to the Agreement will be incurred over the period of April 1, 2020 through March 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the Commitments and Contingencies section above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2019, we did not have any material indemnification claims that were probable or reasonably possible.

Note 11. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors. We have never declared or paid dividends on our common stock.

Stock-Based Compensation Plans

Our 2005 Incentive Plan, as amended, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units ("RSUs"), market-performance based restricted stock units ("MSUs"), stock appreciation rights, performance units and performance shares to employees, non-employee directors and consultants. Shares granted on or after May 16, 2013 as an award of restricted stock, restricted stock unit, market-performance based restricted stock units, performance share or performance unit ("full value awards") are counted against the authorized share reserve as one and nine-tenths (1 9/10) shares for every one (1) share subject to the award, and any shares canceled that were counted as one and nine-tenths against the plan reserve will be returned at the same ratio.

As of December 31, 2019, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares for issuance of which 5,450,162 shares are available for issuance. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.
Stock-Based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchase plan for the year ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Cost of net revenues	$5,154	$3,695	$3,330
Selling, general and administrative	69,817	56,422	46,550
Research and development	13,213	10,646	8,974
Total stock-based compensation	$88,184	$70,763	$58,854

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expense was recognized as of December 31, 2015. During the year ended December 31, 2019, 8,187 stock options were exercised at a weighted average exercise price of $8.07 per share. As of December 31, 2019, there were no options outstanding and exercisable.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day in 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2019. This amount will fluctuate based on the fair market value of our stock. The total intrinsic value of stock options exercised for the year ended December 31, 2019, 2018 and 2017 was $2.0 million, $17.6 million and $18.1 million respectively.

Restricted Stock Units

The fair value of RSUs is based on our closing stock price on the date of grant.  A summary for the year ended December 31, 2019, is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2018	931	$129.42
Granted	292	255.42
Vested and released	(443)	105.83
Forfeited	(84)	184.04
Unvested as of December 31, 2019	696	$190.60	1.1	$194,114

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2019 by the number of unvested RSUs) that would have been received by the unit holders had all RSUs been vested and released as of the last trading day of 2019. This amount will fluctuate based on the fair market value of our stock. During 2019, of the 442,524 shares vested and released, 141,543 shares vested were withheld for employee statutory tax obligations, resulting in a net issuance of 300,981 shares.

The total intrinsic value of RSUs vested and released during 2019, 2018 and 2017 was $112.4 million, $146.7 million and $99.5 million, respectively. The total fair value of RSUs vested during the year ended December 31, 2019, 2018 and 2017 was $46.8 million, $42.2 million and $46.2 million, respectively. The weighted average grant date fair value of RSUs granted during 2019, 2018 and 2017 was $255.42, $262.58 and $118.77 respectively. As of December 31, 2019, there was $88.7 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs and these costs are expected to be recognized over a weighted average period of 2.0 years.

Market-Performance Based Restricted Stock Units ("MSUs")

We grant MSUs to our executive officers. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of a stock market index over the vesting period, and certain MSU grants are also based on Align's stock price at the end of the performance period. Generally, the vesting period of MSUs is three years. For MSUs granted during the year ended December 31, 2019, the maximum number of MSUs which will be eligible to vest are 250% of the MSUs initially granted.

The following table summarizes the MSU performance for the year ended December 31, 2019:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2018	324	$215.07
Granted	138	240.73
Vested and released	(191)	77.17
Forfeited	(27)	271.96
Unvested as of December 31, 2019	244	$331.35	1.1	$68,055

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2019 by the number of unvested MSUs) that would have been received by the unit holders had all MSUs been vested and released as of the last trading day of 2019. This amount will fluctuate based on the fair market value of our stock. During 2019, of the 191,176 shares vested and released, 88,292 shares were withheld for tax payments, resulting in a net issuance of 102,884 shares.

The total intrinsic value of MSUs vested and released during 2019, 2018 and 2017 was $47.7 million, $92.7 million and $28.8 million, respectively. The total fair value of MSUs vested during the year ended December 31, 2019, 2018 and 2017 was $14.8 million, $19.5 million and $15.0 million, respectively. As of December 31, 2019, we expect to recognize $36.2 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.1 years.

The fair value of MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions. The following weighted-average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	3.0	3.0	3.0
Expected volatility	37.3%	31.9%	28.9%
Risk-free interest rate	2.5%	2.5%	1.5%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$392.03	$470.75	$120.39

Total payments to tax authorities for payroll taxes related to RSUs, including MSUs, that vested during the period were $57.7 million, $86.1 million and $46.2 million during the year ended December 31, 2019, 2018 and 2017, respectively, and are reflected as a financing activity in the Consolidated Statement of Cash Flows.

Employee Stock Purchase Plan ("ESPP")

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), which consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the lower of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period. The 2010 Purchase Plan will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2.4 million shares. In June 2019, the 2010 Purchase Plan was amended to include a non-Code Section 423 component to grant purchase rights to employees outside the U.S. and Canada with six-month offering periods and purchase periods.

The following table summarizes the ESPP shares issued:

	Year Ended December 31,
	2019	2018	2017
Number of shares issued (in thousands)	130	164	202
Weighted average price	$136.73	$96.95	$59.93

As of December 31, 2019, 416,293 shares remain available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	1.4	1.3	1.2
Expected volatility	50.0%	35.2%	26.8%
Risk-free interest rate	2.2%	2.2%	1.0%
Expected dividends	—	—	—
Weighted average fair value at grant date	$86.02	$94.71	$31.36

We recognized stock-based compensation related to our employee stock purchase plan of $12.1 million, $5.6 million and $5.4 million for the year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $9.9 million of total unamortized compensation costs related to future employee stock purchases which we expect to be recognized over a weighted average period of 0.9 year.

Note 12. Common Stock Repurchase Programs

April 2014 Repurchase Program

In April 2014, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our common stock ("April 2014 Repurchase Program").

Prior to 2017, we entered into accelerated share purchase agreements to repurchase $190.0 million of our common stock and received a total of approximately 3.2 million shares. In addition, we repurchased on the open market approximately 1.6 million shares of our common stock for an aggregate purchase price of approximately $106.2 million.

In 2017, we repurchased on the open market approximately 0.04 million shares of our common stock at an average price of $96.37 per share, including commissions, for an aggregate purchase price of approximately $3.8 million, completing the April 2014 Repurchase Program.

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

In 2018, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $356.54 per share, including commissions, for an aggregate purchase price of approximately $50.0 million. In 2018, we entered into an accelerated stock repurchase agreement ("ASR") to repurchase $50.0 million of our common stock which was completed in December 2018. We received a total of approximately 0.2 million shares for an average share price of $213.18.

In 2019, we repurchased on the open market approximately 0.8 million shares of our common stock at an average price of $264.93 per share, including commissions, for an aggregate purchase price of $200.0 million. We also entered into an ASR to repurchase $200.0 million of our common stock which was completed in September 2019. We received a total of 1.1 million shares for an average share price of $176.61. As of December 31, 2019, we have $100.0 million available for repurchase under the May 2018 Repurchase Program.

Note 13. Employee Benefit Plans

We have defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees which covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of our employee’s salary deferral contributions up to a 6% of the employee’s eligible compensation. We contributed approximately $6.2 million, $5.2 million and $4.3 million to the 401(k) plan during the year ended December 31, 2019, 2018 and 2017, respectively.

Note 14. Income Taxes

Net income before provision for income taxes and equity in losses of investee consists of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Domestic	$184,956	$171,658	$123,696
Foreign	377,695	294,993	241,103
Net income before provision for income taxes and equity in losses of investee	$562,651	$466,651	$364,799

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal
Current	$76,528	$35,788	$91,214
Deferred	1,235	(5,989)	15,724
	77,763	29,799	106,938
State
Current	9,169	9,568	2,580
Deferred	209	(3,274)	2,677
	9,378	6,294	5,257
Foreign
Current	28,364	22,753	15,285
Deferred	(3,158)	(1,123)	2,682
	25,206	21,630	17,967
Provision for income taxes	$112,347	$57,723	$130,162

The differences between income taxes using the federal statutory income tax rate for 2019, 2018 and 2017 and our effective tax rates are as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	1.7	1.3	1.4
U.S. tax on foreign earnings	1.9	4.1	1.5
Impact of U.S. Tax Cuts and Jobs Act (“TCJA”)	—	2.1	23.1
Impact of differences in foreign tax rates	(5.1)	(6.7)	(18.0)
Impact of expiration of statute of limitations	—	(6.2)	—
Stock-based compensation	(1.2)	(3.4)	(6.3)
Other items not individually material	1.7	0.2	(1.0)
Effective tax rate	20.0%	12.4%	35.7%

The TCJA was enacted into law on December 22, 2017 and made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. As of December 31, 2017, we recorded a provisional tax charge for the estimated impact of the TCJA of $84.3 million, of which $73.9 million was related to a provisional transition tax liability on the mandatory deemed repatriation of foreign earnings and $10.4 million was related to the remeasurement of certain deferred tax assets and liabilities. We finalized our assessment of the impact of the TCJA on our 2017 financial statements and recorded additional charges of $3.0 million in 2018, all of which relate to the transition tax on the mandatory deemed repatriation of foreign earnings.

As of December 31, 2019, undistributed earnings of our foreign subsidiaries totaled $452.6 million and substantially all of the earnings previously determined to be not indefinitely reinvested have been repatriated. Under the GILTI provisions of the TCJA, U.S. income taxes have already been provided on the $452.6 million undistributed earnings that is indefinitely reinvested in our international operations, therefore, the tax impact upon distribution is limited to mainly state income and withholding taxes and is not significant.

As of December 31, 2019 and 2018, the significant components of our deferred tax assets and liabilities are (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss and capital loss carryforwards	$18,182	$25,410
Reserves and accruals	39,264	24,769
Stock-based compensation	8,416	8,571
Deferred revenue	20,909	14,285
Net translation losses	1,589	1,158
Credit carryforwards	1,801	115
	90,161	74,308
Deferred tax liabilities:
Depreciation and amortization	23,817	8,320
Prepaid expenses	1,341	902
Unremitted foreign earnings	—	612
	25,158	9,834
Net deferred tax assets before valuation allowance	65,003	64,474
Valuation allowance	(1,086)	(251)
Net deferred tax assets	$63,917	$64,223

The available positive evidence at December 31, 2019 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2019, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.

The total valuation allowance as of December 31, 2019 as well as the increase for the year 2019 was not material to our financial statements.

As of December 31, 2019, we have foreign net operating loss carryforwards of approximately $82.1 million, the majority of which can be carried forward indefinitely, and a minor portion of which, if not utilized, will expire beginning after 2024.

In the event of a change in ownership, as defined under federal and state tax laws, our tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of the tax credit carryforwards before utilization.

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the year ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

Unrecognized tax benefits as of December 31, 2016	$46,384
Tax positions related to current year:
Additions for uncertain tax positions	1,819
Tax positions related to prior year:
Additions for uncertain tax positions	1,809
Decreases for uncertain tax positions	(826)
Settlements with tax authorities	(1,527)
Reductions due to lapse of applicable statute of limitations	(3)
Unrecognized tax benefits as of December 31, 2017	47,656
Tax positions related to current year:
Additions for uncertain tax positions	14,519
Tax positions related to prior year:
Additions for uncertain tax positions	80
Reductions due to lapse of applicable statute of limitations	(28,993)
Unrecognized tax benefits as of December 31, 2018	33,262
Tax positions related to current year:
Additions for uncertain tax positions	19,012
Tax positions related to prior year:
Additions for uncertain tax positions	143
Decreases for uncertain tax positions	(3,783)
Reductions due to lapse of applicable statute of limitations	(1,984)
Unrecognized tax benefits as of December 31, 2019	$46,650

The total amount of gross unrecognized tax benefits as of December 31, 2019 was $46.7 million, of which $43.9 million would impact our effective tax rate if recognized.

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

We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in tax expense for the year ended December 31, 2019 and 2018 as well as accrued as of December 31, 2019 and 2018 was not material to our financials. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
Subsequent to the year ended December 31, 2019, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our new Swiss subsidiary, where our EMEA regional headquarters is now located beginning January 1, 2020. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction will result in the recognition of a deferred tax asset and related one-time tax benefit of up to $1.6 billion, in our consolidated financial statements during the three months ending March 31, 2020. We continue to assess the realizability of this deferred tax asset as we take into account new information, including the profitability of our Swiss headquarters and ongoing communication with the Swiss tax authorities. Effective January 1, 2020, Switzerland will become a major tax jurisdiction owing to the relocation of our EMEA regional headquarters from the Netherlands.

Note 15. Net Income per Share

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$442,776	$400,235	$231,418
Denominator:
Weighted average common shares outstanding, basic	79,424	80,064	80,085
Dilutive effect of potential common stock	676	1,293	1,747
Total shares, diluted	80,100	81,357	81,832

Net income per share, basic	$5.57	$5.00	$2.89
Net income per share, diluted	$5.53	$4.92	$2.83

For the year ended December 31, 2019, 2018 and 2017, potentially anti-dilutive shares excluded from diluted net income per share related to RSUs, MSUs and ESPP were not material.

Note 16. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Taxes paid	$71,746	$114,601	$51,231
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$16,488	$15,069	$15,105
Conversion of convertible notes receivable into equity securities	$—	$4,862	$—
Fair value of option to purchase property	$—	$—	$3,936
Issuance of promissory note in exchange for sale of equity method investment	$54,154	$—	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,337	$—	$—
Investing cash flows from finance leases (1)	$10,896	$—	$—
Financing cash flows from finance leases	$45,773	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32,723	$—	$—
Finance leases	$51,064	$—	$—

[1]
A portion of finance lease purchase payment relates to leasing a part of the building to a third party as a lessor. This amount is included in Other investing activities in our Consolidated Statements of Cash Flows.

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

We group our operations into two reportable segments: Clear Aligner segment and Scanner segment.

•	Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•	Comprehensive Products include Invisalign Comprehensive and Invisalign First.

•
Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go, in addition to revenues from the sale of aligners to SmileDirectClub (“SDC”) under our supply agreement that expired on December 31, 2019.

•	Non-Case includes, but not limited to, Vivera retainers along with our training and ancillary products for treating malocclusion.

•
Our Scanner segment consists of intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, additional services and ancillary products. This segment includes our iTero scanner and OrthoCAD services.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Net revenues
Clear Aligner	$2,025,750	$1,691,467	$1,309,262
Scanner	381,046	275,025	164,151
Total net revenues	$2,406,796	$1,966,492	$1,473,413
Gross profit
Clear Aligner	$1,499,713	$1,280,495	$1,019,563
Scanner	244,184	167,372	97,384
Total gross profit	$1,743,897	$1,447,867	$1,116,947
Income from operations
Clear Aligner	$835,957	$712,439	$564,648
Scanner	137,720	98,998	49,613
Unallocated corporate expenses	(431,184)	(344,873)	(260,650)
Total income from operations	$542,493	$466,564	$353,611
Depreciation and amortization
Clear Aligner	$38,979	$29,001	$21,581
Scanner	7,441	4,965	4,385
Unallocated corporate depreciation and amortization	32,570	20,761	11,773
Total depreciation and amortization	$78,990	$54,727	$37,739
Impairments and other (gains) charges
Clear Aligner	$(22,990)	$—	$—
Total impairments and other (gains) charges	$(22,990)	$—	$—

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes and equity in losses of investee (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Total segment income from operations	$973,677	$811,437	$614,261
Unallocated corporate expenses	(431,184)	(344,873)	(260,650)
Total income from operations	542,493	466,564	353,611
Interest income	12,482	8,576	6,948
Other income (expense), net	7,676	(8,489)	4,240
Net income before provision for income taxes and equity in losses of investee	$562,651	$466,651	$364,799

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Net revenues [1]:
United States	$1,161,959	$1,023,559	$836,200
The Netherlands	760,444	610,039	456,108
China	196,733	155,790	81,661
Other International	287,660	177,104	99,444
Total net revenues	$2,406,796	$1,966,492	$1,473,413

[1]	Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net are presented below by geographic area (in thousands):

	As of December 31,
	2019	2018
Long-lived assets [2]:
The Netherlands	$226,286	$206,679
United States	164,451	139,239
Costa Rica	82,083	80,218
China	73,174	36,249
Other International	141,980	58,944
Total long-lived assets	$687,974	$521,329

[2]	Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's annual report on internal control over financial reporting.

See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.
PART III
Certain information required by Part III is omitted from this Form 10-K because we intend to file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

ITEM 11.EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated by reference to the Proxy Statement under the section captioned “Executive Compensation.” The information required by Items 407(e)(4) and (e)(5) is incorporated by reference to the Proxy Statement under the section captioned “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee of the Board Report,” respectively.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated by reference to the Proxy Statement under the section captioned “Principal Stockholders”.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about our common stock that may be issued upon the exercise of options and awards granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 2005 Incentive Plan and the Employee Stock Purchase Plan ("ESPP"), each as amended, and certain individual arrangements (Refer to Note 11 "Stockholders’ Equity” of the Notes to Consolidated Financial Statements for a description of our equity compensation plans).

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (a)		Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	939,539	[1]	$—	5,450,153	[2,3]
Equity compensation plans not approved by security holders	—		—	—
Total	939,539		$—	5,450,153

[1]	Includes 695,650 restricted stock units and 243,889 market-performance based restricted stock units at target, which have an exercise price of zero.

[2]
Includes 441,293 shares available for issuance under our ESPP. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights or the weighted average exercise price of outstanding rights under the ESPP.

[3]	Includes 653,854 of potentially issuable MSUs if performance targets are achieved at maximum payout.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1.	Consolidated financial statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.	The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2019, 2018 and 2017
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2017 [1]	$2,946	$9,948	$(7,080)	$5,814
Year Ended December 31, 2018	$5,814	$12,321	$(15,757)	$2,378
Year Ended December 31, 2019	$2,378	$15,126	$(10,748)	$6,756
Valuation allowance for deferred tax assets:
Year Ended December 31, 2017 [1]	$256	$22	$—	$278
Year Ended December 31, 2018	$278	$(27)	$—	$251
Year Ended December 31, 2019	$251	$835	$—	$1,086

[1]
Balances have been recast to reflect the adoption of new revenue accounting standard (Refer to Note 1 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for details).

(b)	The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	Form S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Form 8-K	5/20/2016	3.01
3.2	Amended and Restated Bylaws of registrant	Form 8-K	2/29/2012	3.2
4.1	Form of Specimen Common Stock Certificate	Form S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Description of the Capital Stock of registrant				*
10.1†	Registrant's 2010 Employee Stock Purchase Plan	Form 8-K	5/25/2010	10.02
10.2†	Registrant's 2005 Incentive Plan (as amended May 2016)	Form 10-K	2/28/2017	10.1
10.3†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed after September 2016)				*
10.3A†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed prior to September 2016)				*
10.4†	Form of RSU agreement (CEO)				*
10.5†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Non-employee Director Form)				*
10.6†	Align 2019 Global RSU Agreement	Form 10-K	2/28/2019	10.6
10.7†	Form of option award agreement under registrant’s 2005 Incentive Plan	Form 10-Q	8/4/2005	10.4
10.8†	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed after September 2016)				*
10.8A†	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed prior to September 2016)				*
10.9†	Form of Market Stock Unit Agreement for CEO (Focal grants)				*
10.10†	Form of Market Stock Unit Agreement for CEO Special MSU Award June 2018	Form 8-K	6/25/2018	10.1
10.11†	Form of Employment Agreement entered into by and between registrant and each executive officer (other than CEO for executives appointed prior to September 2016)	Form 10-Q	5/8/2008	10.3
10.12†	Form of Employment Agreement entered into by and between registrant and each executive officer (other than CEO for executives appointed after September 2016)	Form 10-K	2/28/2017	10.8
10.13†	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph Hogan	Form 10-Q	5/1/2015	10.3
10.14†	Employment Agreement between registrant and John F. Morici (Chief Financial Officer)	Form 10-Q	11/8/2016	10.2
10.15	Letter of Assignment - Long Term International Agreement between Align Technology, Inc. and Zelko Relic dated December 9, 2019				*
10.16†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	Form S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.17†	Summary of 2019 Incentive Awards and Base Salary for NEOs	Form 8-K	1/31/2020
10.18	Class C Non-Incentive Unit Purchase Agreement dated July 25, 2016	Form 8-K	7/28/2016	10.1
10.19	Membership Interest Purchase Agreement dated July 24, 2017 between Align Technology, Inc. and SmileDirectClub, LLC.	Form 8-K	7/27/2017	10.2
10.20	Credit Agreement between Align Technology, Inc. and Wells Fargo Bank, National Association dated February 27, 2018	Form 8-K	2/27/2018	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
10.21	Purchase and Sale Agreement between Align Technology, Inc. and Slater Road I, LLC dated January 29, 2019	Form 10-K	2/28/2019	10.4
10.22	Purchase and Sale Agreement between Align Technology, Ltd., a subsidiary of Align Technology, Inc. and Ganei Ben Zvi Ltd and Ramat HaChayal Equities LLC dated January 15, 2019.	Form 8-K	1/23/2019	10.1
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

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

Signature	Title	Date

/S/ JOSEPH M. HOGAN	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Joseph M. Hogan

/S/ JOHN F. MORICI	Chief Financial Officer and Senior Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
John F. Morici

/S/ KEVIN J. DALLAS	Director	February 28, 2020
Kevin J. Dallas

/S/ JOSEPH LACOB	Director	February 28, 2020
Joseph Lacob

/S/ C. RAYMOND LARKIN, JR.	Director	February 28, 2020
C. Raymond Larkin, Jr.

/S/ GEORGE J. MORROW	Director	February 28, 2020
George J. Morrow

/S/ ANNE M. MYONG	Director	February 28, 2020
Anne Myong

/S/ THOMAS M. PRESCOTT	Director	February 28, 2020
Thomas M. Prescott

/S/ ANDREA L. SAIA	Director	February 28, 2020
Andrea L. Saia

/S/ GREG J. SANTORA	Director	February 28, 2020
Greg J. Santora

/S/ SUSAN E. SIEGEL	Director	February 28, 2020
Susan E. Siegel

/S/ WARREN S. THALER	Director	February 28, 2020
Warren S. Thaler