Form 10-Q
period 2020-06-30
ALIGN TECHNOLOGY INC
filed 2020-07-31
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 24, 2020 was 78,786,683.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Made to Move, Invisalign Assist, Invisalign Teen, Invisalign Go, Vivera, SmartForce, SmartTrack, SmartStage, SmileView, iTero, iTero Element, Orthocad, iCast, iRecord and exocad, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$352,314	$600,697	$903,277	$1,149,668
Cost of net revenues	127,986	168,408	284,593	315,283
Gross profit	224,328	432,289	618,684	834,385
Operating expenses:
Selling, general and administrative	256,967	267,948	539,873	515,058
Research and development	40,361	38,851	81,893	76,354
Impairments and other charges	—	—	—	29,782
Litigation settlement gain	—	(51,000)	—	(51,000)
Total operating expenses	297,328	255,799	621,766	570,194
Income (loss) from operations	(73,000)	176,490	(3,082)	264,191
Interest income and other income (expense), net:
Interest income	473	3,465	2,459	6,098
Other income (expense), net	(966)	13,892	(19,515)	8,146
Total interest income and other income (expense), net	(493)	17,357	(17,056)	14,244
Net income (loss) before provision for (benefit from) income taxes and equity in losses of investee	(73,493)	193,847	(20,138)	278,435
Provision for (benefit from) income taxes	(32,891)	43,121	(1,497,667)	51,917
Equity in losses of investee, net of tax	—	3,584	—	7,528
Net income (loss)	$(40,602)	$147,142	$1,477,529	$218,990

Net income (loss) per share:
Basic	$(0.52)	$1.84	$18.78	$2.74
Diluted	$(0.52)	$1.83	$18.70	$2.71
Shares used in computing net income (loss) per share:
Basic	78,769	79,943	78,681	79,901
Diluted	78,769	80,590	79,016	80,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(40,602)	$147,142	$1,477,529	$218,990
Change in foreign currency translation adjustment, net of tax	9,294	213	9,983	622
Change in unrealized gains (losses) on investments, net of tax	—	192	(194)	276
Other comprehensive income	9,294	405	9,789	898
Comprehensive income (loss)	$(31,308)	$147,547	$1,487,318	$219,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$404,359	$550,425
Marketable securities, short-term	—	318,202
Accounts receivable, net of allowance for doubtful accounts of $17,099 and $6,756, respectively	473,314	550,291
Inventories	131,276	112,051
Prepaid expenses and other current assets	140,295	102,450
Total current assets	1,149,244	1,633,419
Property, plant and equipment, net	668,951	631,730
Operating lease right-of-use assets, net	68,578	56,244
Goodwill and intangible assets, net	543,211	75,692
Deferred tax assets	1,568,293	64,007
Other assets	27,580	39,610
Total assets	$4,025,857	$2,500,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,987	$87,250
Accrued liabilities	244,774	319,958
Deferred revenues	601,831	563,762
Total current liabilities	941,592	970,970
Income tax payable	115,257	102,794
Operating lease liabilities	50,619	43,463
Other long-term liabilities	73,344	37,306
Total liabilities	1,180,812	1,154,533
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,781 and 78,433 issued and outstanding, respectively)	8	8
Additional paid-in capital	918,495	906,937
Accumulated other comprehensive income (loss), net	9,101	(688)
Retained earnings	1,917,441	439,912
Total stockholders’ equity	2,845,045	1,346,169
Total liabilities and stockholders’ equity	$4,025,857	$2,500,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2020	Shares	Amount
Balance as of March 31, 2020	78,759	$8	$895,131	$(193)	$1,958,043	$2,852,989
Net loss	—	—	—	—	(40,602)	(40,602)
Net change in foreign currency translation adjustment	—	—	—	9,294	—	9,294
Issuance of common stock relating to employee equity compensation plans	22	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(1,643)	—	—	(1,643)
Stock-based compensation	—	—	25,007	—	—	25,007
Balance as of June 30, 2020	78,781	$8	$918,495	$9,101	$1,917,441	$2,845,045

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2020	Shares	Amount
Balance as of December 31, 2019	78,433	$8	$906,937	$(688)	$439,912	$1,346,169
Net income	—	—	—	—	1,477,529	1,477,529
Net change in unrealized gains (losses) from investments	—	—	—	(194)	—	(194)
Net change in foreign currency translation adjustment	—	—	—	9,983	—	9,983
Issuance of common stock relating to employee equity compensation plans	348	—	10,662	—	—	10,662
Tax withholdings related to net share settlements of equity awards	—	—	(47,038)	—	—	(47,038)
Stock-based compensation	—	—	47,934	—	—	47,934
Balance as of June 30, 2020	78,781	$8	$918,495	$9,101	$1,917,441	$2,845,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2019	Shares	Amount
Balance as of March 31, 2019	80,000	$8	$855,956	$(2,281)	$402,021	$1,255,704
Net income	—	—	—	—	147,142	147,142
Net change in unrealized gains (losses) from investments	—	—	—	192	—	192
Net change in foreign currency translation adjustment	—	—	—	213	—	213
Issuance of common stock relating to employee equity compensation plans	26	—	5	—	—	5
Tax withholdings related to net share settlements of equity awards	—	—	(2,537)	—	—	(2,537)
Common stock repurchased and retired	(161)	—	(1,616)	—	(47,888)	(49,504)
Stock-based compensation	—	—	22,467	—	—	22,467
Balance as of June 30, 2019	79,865	$8	$874,275	$(1,876)	$501,275	$1,373,682

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2019	Shares	Amount
Balance as of December 31, 2018	79,778	$8	$877,514	$(2,774)	$378,143	$1,252,891
Net income	—	—	—	—	218,990	218,990
Net change in unrealized gains (losses) from investments	—	—	—	276	—	276
Net change in foreign currency translation adjustment	—	—	—	622	—	622
Issuance of common stock relating to employee equity compensation plans	453	—	9,614	—	—	9,614
Tax withholdings related to net share settlements of equity awards	—	—	(52,718)	—	—	(52,718)
Common stock repurchased and retired	(366)	—	(3,646)	—	(95,858)	(99,504)
Stock-based compensation	—	—	43,511	—	—	43,511
Balance as of June 30, 2019	79,865	$8	$874,275	$(1,876)	$501,275	$1,373,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,477,529	$218,990
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,504,251)	5,606
Depreciation and amortization	44,283	37,488
Stock-based compensation	47,934	43,511
Non-cash operating lease cost	11,148	8,681
Allowance for doubtful accounts	12,578	3,240
Impairments on equity investments	3,787	3,975
Impairments on long-lived assets	—	28,498
Gain from sale of equity method investment	—	(15,769)
Equity in losses of investee	—	7,528
Other non-cash operating activities	11,542	9,548
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	64,645	(89,055)
Inventories	(21,398)	(26,681)
Prepaid expenses and other assets	(31,058)	(48,949)
Accounts payable	11,918	1,847
Accrued and other long-term liabilities	(106,572)	1,321
Long-term income tax payable	6,707	9,608
Deferred revenues	40,892	95,174
Net cash provided by operating activities	69,684	294,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(420,788)	—
Purchase of property, plant and equipment	(80,502)	(80,598)
Purchase of marketable securities	(5,341)	(353,995)
Proceeds from maturities of marketable securities	42,641	107,021
Proceeds from sales of marketable securities	278,817	14,456
Repayment on unsecured promissory note	11,087	6,598
Other investing activities	1,760	(14,502)
Net cash used in investing activities	(172,326)	(321,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,662	9,614
Common stock repurchases	—	(99,504)
Payroll taxes paid upon the vesting of equity awards	(47,038)	(52,718)
Purchase of finance lease	—	(45,773)
Net cash used in financing activities	(36,376)	(188,381)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(7,172)	1,467
Net decrease in cash, cash equivalents, and restricted cash	(146,190)	(213,373)
Cash, cash equivalents, and restricted cash at beginning of the period	551,134	637,566
Cash, cash equivalents, and restricted cash at end of the period	$404,944	$424,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and six months ended June 30, 2020 and 2019, our comprehensive income for the three and six months ended June 30, 2020 and 2019, our financial position as of June 30, 2020, our stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the December 31, 2019 audited financial statements. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. As a result of our exocad Global Holdings GmbH (“exocad”) acquisition, we have added or amended relevant significant accounting policies as described below. Refer to Note 4 "Business Combination" of the Notes to Condensed Consolidated Financial Statements for additional details on the exocad acquisition which is included in our Imaging Systems and CAD/CAM Services (“Systems and Services”) reportable segment.

Business Combinations

We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. When determining the fair value of assets acquired and liabilities assumed, management is required to make certain estimates and assumptions, especially with respect to intangible assets. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycle. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made.

Revenue Recognition - Systems and Services

We sell intraoral scanners and computer-aided design/computer-aided manufacturing (“CAD/CAM”) services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenues based on the respective standalone selling price (“SSP”) of the scanner and the subscription service. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment of the scanner, as that is when we deem the customer to have obtained control. CAD/CAM services, where sold separately, include the initial software license and maintenance and support. We allocate revenues based upon the respective SSPs of the software license and the maintenance and support. We estimate the SSP of each element using historical prices. Revenues related to the software license are recognized upfront and revenues related to the maintenance and support are recognized over time. For both scanner and service sales, most consideration is collected upfront and in cases where there are payment plans, consideration is collected within one year and, therefore, there are no significant financing components.

Certain Risks and Uncertainties

Due to the COVID-19 pandemic, we are subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As the COVID-19 pandemic continues to be a global issue, we may make changes to these estimates and judgments, which could result in meaningful impacts to our financial statements in future periods. The extent and duration of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict and the response to the pandemic is rapidly evolving. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by us or our customers. Additionally, the uncertainty of future results and cash flows may impact our significant assumptions and estimates including the collectability of accounts and other receivables and realization of our deferred tax assets. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

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

Note 2. Investments and Fair Value Measurements

Marketable Securities

We have no short-term or long-term marketable securities as of June 30, 2020.

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

Cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We had no short-term marketable securities that have been in a continuous material unrealized loss position for greater than twelve months as of December 31, 2019. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and six months ended June 30, 2020 and 2019. For the three and six months ended June 30, 2020 and 2019, realized gains or losses were not material.

Our fixed-income securities investment portfolio allows for investments with a maximum effective maturity of up to 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss which are primarily due to changes in interest rates and credit spreads. We expect to realize the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately seven months as of December 31, 2019.

As the carrying value approximates the fair value for our short-term marketable securities shown in the table above, the fair value of our short-term marketable securities as of December 31, 2019 had a contractual maturity one year or less.

Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

Description	Balance as of June 30, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$149,230	$149,230	$—	$—
Prepaid expenses and other current assets:
Israeli funds	3,291	—	3,291	—
Current unsecured promissory note	21,246	—	—	21,246
	$173,767	$149,230	$3,291	$21,246

Description	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$236,923	$236,923	$—	$—
Short-term investments:
Corporate bonds	211,006	—	211,006	—
Commercial paper	14,426	—	14,426	—
U.S. government treasury bonds	70,650	70,650	—	—
U.S. government agency bonds	22,101	—	22,101	—
Certificates of deposit	19	—	19	—
Prepaid expenses and other current assets:
Israeli funds	3,226	—	3,226	—
Current unsecured promissory note	25,005	—	—	25,005
Other assets:
Long-term unsecured promissory note	7,328	—	—	7,328
	$590,684	$307,573	$250,778	$32,333

The unsecured promissory note that was entered into in 2019 is classified as Level 3 in our fair value hierarchy as financial information of third parties may not be timely available and consequently we estimate the fair value based on the best available information at the measurement date. The original amount of the note was $54.2 million which has decreased due to payments received. Refer to Note 6 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

Investments in Privately Held Companies

Our investments in equity securities of privately held companies without readily determinable fair values were $2.1 million and $5.9 million as of June 30, 2020 and December 31, 2019, respectively, and are reported as nonrecurring investments within other assets in our Condensed Consolidated Balance Sheet. Our investments in equity securities are considered Level 3 in the fair value hierarchy since the investments are in private companies without quoted market prices and we adjust the carrying value based on observable price changes. During the six months ended June 30, 2020 and June 30, 2019, we recorded impairment losses of $3.8 million and $4.0 million, respectively, resulting from observable price changes.

Derivatives Not Designated as Hedging Instruments

Recurring foreign currency forward contracts

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. The net loss from the settlement of foreign currency forward contracts during the three months ended June 30, 2020 was $3.0 million and the net gain from the settlement of foreign currency forward contracts during the six months ended June 30, 2020 was $12.7 million. The net gain (loss) from the settlement of foreign currency forward contracts during the three and six months ended June 30, 2019 was not material. As of June 30, 2020 and December 31, 2019, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Local Currency Amount	Notional Contract Amount (USD)
Chinese Yuan	¥997,000	$140,618
Euro	€81,000	90,879
Canadian Dollar	C$46,000	33,623
Brazilian Real	R$153,000	27,859
British Pound	£20,000	24,584
Japanese Yen	¥2,385,000	22,154
Israeli Shekel	ILS33,400	9,647
Mexican Peso	M$140,000	6,038
Swiss Franc	CHF3,000	3,161
Australian Dollar	A$2,800	1,924
		$360,487

	December 31, 2019
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€97,000	$108,870
Chinese Yuan	¥431,000	60,702
Canadian Dollar	C$52,000	39,802
British Pound	£28,000	36,770
Brazilian Real	R$130,000	32,185
Japanese Yen	¥3,000,000	27,604
Israeli Shekel	ILS63,700	18,439
Mexican Peso	M$140,000	7,398
Australian Dollar	A$3,000	2,101
		$333,871

Other foreign currency forward contract

Prior to the closing of the exocad Global Holdings GmbH ("exocad") acquisition on April 1, 2020, we entered into a Euro foreign currency forward contract with a notional contract amount of €376.0 million. During the three and six months ended June 30, 2020, we recognized losses of $1.0 million and $10.2 million, respectively, within other income (expense), net in our Condensed Consolidated Statement of Operations.

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$73,183	$54,947
Work in process	32,232	30,974
Finished goods	25,861	26,130
Total inventories	$131,276	$112,051

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Tax related receivables	$72,481	$41,252
Prepaid software and maintenance	21,543	7,128
Current promissory note [1]	21,314	25,005
Others	24,957	29,065
Total prepaid expenses and other current assets	$140,295	$102,450

1Refer to Note 6“Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and benefits	$82,256	$162,486
Accrued expenses	55,844	55,529
Current operating lease liabilities	20,860	15,737
Accrued professional fees	19,506	10,410
Accrued sales tax and value added tax	11,733	9,089
Accrued warranty	11,629	11,205
Others	42,946	55,502
Total accrued liabilities	$244,774	$319,958

We regularly review the balance for accrued warranty and update based on historical warranty trends. Actual warranty costs incurred have not materially differed from those accrued; however, future actual warranty costs could differ from the estimated amounts. We also warrant our CAD/CAM software for a one year period to perform in accordance with agreed product specifications. As we have not historically incurred any material warranty costs, we do not accrue for these software warranties. Warranty accrual consists of the following activity (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$11,205	$8,551
Charged to cost of net revenues	5,820	6,000
Actual warranty expenditures	(5,396)	(4,052)
Balance at end of period	$11,629	$10,499
Deferred revenues consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred revenues - current	$601,831	$563,762
Deferred revenues - long-term [1]	$36,142	$35,503

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended June 30, 2020 and 2019, we recognized $352.3 million and $600.7 million of revenue, respectively, of which $72.4 million and $68.6 million was included in the deferred revenues balance at December 31, 2019 and 2018, respectively.

During the six months ended June 30, 2020 and 2019, we recognized $903.3 million and $1.1 billion of revenue, respectively, of which $167.9 million and $137.0 million was included in the deferred revenues balance at December 31, 2019 and 2018, respectively.

Our unfilled performance obligations, including deferred revenues and backlog, as of June 30, 2020 were $651.9 million. These performance obligations are expected to be recognized over the next one to five years.

Note 4. Business Combination

On April 1, 2020 (the “acquisition date”), we completed the acquisition of privately-held exocad for a total purchase consideration of $430.0 million and exocad became a wholly-owned subsidiary. exocad is a German dental CAD/CAM software company that offers fully integrated workflows to dental labs and dental practices. We believe the synergies from the acquisition will strengthen our digital platform by adding exocad’s expertise in restorative dentistry, implantology, guided surgery, and smile design to extend our digital solutions and pave the way for new, seamless cross-discipline dentistry in lab and at chairside.

The total purchase consideration consisted of the following (in thousands):

Cash paid to exocad stockholders	$412,287
Cash paid to settle exocad's bank debt	17,691
Total purchase consideration paid	$429,978

The following table summarizes the allocation of purchase price to assets acquired and liabilities assumed as of April 1, 2020 which are considered preliminary and therefore subject to change (in thousands):

Goodwill	$344,238
Identified intangible assets	118,700
Cash and cash equivalents	9,190
Deferred tax liabilities	(35,419)
Other assets (liabilities), net	(6,731)
Total	$429,978

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of this goodwill is deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present. We allocated approximately $300.7 million of goodwill to our Systems and Services reporting unit (formerly the "Scanner and Services" reporting unit prior to its renaming during the second quarter of 2020) and approximately $43.5 million of the goodwill to our Clear Aligner reporting unit (Refer to Note 5 "Goodwill and Intangible Assets" of the Notes to Condensed Consolidated Financial Statements for additional details). Our reporting units are the same as our operating segments. Acquisition related costs are recognized separately from the business combination and expensed as incurred.

The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Weighted Average Amortization Period (in years)	Fair Value
Intangible assets subject to amortization:
Existing technology	10	$87,000
Customer relationships	10	21,500
Tradenames	7	9,800
Intangible assets not subject to amortization:
In-process Research and Development ("IPR&D")		400
Total intangible assets		$118,700

We believe the amount of purchased intangible assets recorded above represent the fair values and approximate the amount a market participant would pay for these intangible assets as of the acquisition date.

Existing technology represents the estimated fair value of exocad’s core technology that has reached technological feasibility. We valued the existing technology using the multi-period excess earnings method under the income approach. The economic useful life of existing technology was determined by considering the life cycle of the technology and related cash flows.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers. Customer relationships were valued using the with-and-without method under the income approach. The economic useful life for customer relationships was based on historical customer attrition rates.

Tradenames relates to the exocad tradenames that are recognized within the industry. The fair value was determined using the relief-from-royalty method under the income approach. The economic useful life of tradenames was determined by benchmarking against similar transactions entered into by peer companies.

IPR&D refers to the fair value of projects that are not yet completed but have potential value to the company.

Deferred tax liabilities were recorded for significant basis differences primarily to reflect the tax effect of fair value adjustments made to the beginning balance of the intangible assets and deferred revenue as of the acquisition date (Refer to Note 13 "Accounting for Income Taxes" of the Notes to Condensed Consolidated Financial Statements for additional details).

Our condensed consolidated financial statements include the operating results of exocad from the acquisition date. Separate post-acquisition operating results and pro forma results of operations for this acquisition have not been presented as the effect is not material to our financial results.

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2020, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2019	$63,924	$—	$63,924
Additions from exocad acquisition[1]	43,500	300,738	344,238
Adjustments [2]	574	6,800	7,374
Balance as of June 30, 2020	$107,998	$307,538	$415,536

1 Refer to Note 4 "Business Combination" of the Notes to Condensed Consolidated Financial Statements for additional details
2 Adjustments were related to foreign currency translation within the measurement period

During the fourth quarter of fiscal 2019, we performed our annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2020	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2020
Trademarks and tradenames	10	$16,900	$(2,514)	$(4,179)	$10,207
Existing technology	10	99,600	(5,936)	(4,328)	89,336
Customer relationships	11	55,000	(19,348)	(10,751)	24,901
Other [1]	5	15,314	(12,083)	—	3,231
Total intangible assets [2]		$186,814	$(39,881)	$(19,258)	$127,675
1 Includes reacquired rights, patents, IPR&D and other intangible assets
2 Refer to Note 4 "Business Combination" of the Notes to Condensed Consolidated Financial Statements for additional details on intangible assets from our exocad acquisition.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2019	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2019
Trademarks	15	$7,100	$(2,045)	$(4,179)	$876
Existing technology	13	12,600	(5,831)	(4,328)	2,441
Customer relationships	11	33,500	(18,405)	(10,751)	4,344
Reacquired rights	3	7,500	(7,059)	—	441
Patents	8	6,796	(3,165)	—	3,631
Other	2	618	(583)	—	35
Total intangible assets		$68,114	$(37,088)	$(19,258)	$11,768

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2020 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2020	$8,178
2021	15,899
2022	14,642
2023	14,022
2024	13,081
Thereafter	61,853
Total	$127,675

Amortization expense for the three months ended June 30, 2020 and 2019 was $4.1 million and $1.5 million, respectively, and amortization expense for the six months ended June 30, 2020 and 2019 was $5.4 million and $3.0 million, respectively.

Note 6. Equity Method Investments

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

As a result of the arbitrator’s decision regarding SDC announced on March 5, 2019, we were ordered to tender our SDC equity interest by April 3, 2019 for a purchase price equal to the “capital account” balance as of October 31, 2017 under the terms of the investment. In April 2019, based on the “capital account” value provided by SDC, we entered into an unsecured promissory note with SDC to receive $54.2 million through February 1, 2021 in exchange for the tender of our membership interests. As a result, we derecognized the equity method investment balance of $38.4 million in exchange for an unsecured promissory note of $54.2 million and we recorded the difference of $15.8 million as a gain in the second quarter of 2019 in other income in our Condensed Consolidated Statement of Operations. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance. The arbitration proceeding remains pending (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for SDC legal proceedings discussion).

Note 7. Credit Facility

On February 27, 2018, we entered into a credit facility for a $200.0 million revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of February 27, 2021 ("2018 Credit Facility"). The 2018 Credit Facility requires us to comply with specific financial conditions and performance requirements. The loans bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.0%. The margin ranges from 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. Principal, together with accrued and unpaid interest, is due on the maturity date. As of June 30, 2020, we had no outstanding borrowings under the 2018 Credit Facility and were in compliance with the conditions and performance requirements.

On July 21, 2020 we entered into a new credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 ("2020 Credit Facility"). Upon entry into the 2020 Credit Facility, the 2018 Credit Facility was terminated. The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date.

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

Note 9. Legal Proceedings

2018 Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between July 25, 2018 and October 24, 2018. The complaint generally alleges claims under the federal securities laws and seeks monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018. On November 29, 2019, the lead plaintiff filed an amended consolidated complaint against Align and two of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock from May 23, 2018 and October 24, 2018. A motion to dismiss the amended consolidated complaint was filed on January 17, 2020 and a ruling on the motion is pending. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2019 Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California which were later consolidated, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaints are similar to those presented in the 2018 Securities Class Action Lawsuit, but the complaints assert various state law causes of action, including for breaches of fiduciary duty, insider trading, and unjust enrichment. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. The consolidated action has been stayed pending final disposition of the 2018 Securities Class Action Lawsuit.

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in this complaint are similar to those in the derivative suits described above. The matter has been similarly stayed pending final disposition of the 2018 Securities Class Action Lawsuit.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of purchasers of our common stock between April 24, 2019 and July 24, 2019. The complaint filed in the Southern District of New York alleges claims under the federal securities laws and seeks monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On April 16, 2020, the Court approved the parties’ stipulation to transfer the case to the U.S. District Court for the Northern District of California. The lead plaintiff in this matter is expected to file an amended complaint by August 4, 2020. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Shareholder Derivative Lawsuit

On May 4, 2020, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those presented in the 2020 Securities Class Action Lawsuit, but this complaint asserts state law claims for breach of fiduciary duty and insider trading. The complaint seeks unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. This action has been stayed pending final disposition of the 2020 Securities Class Action Lawsuit. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed several patent infringement lawsuits asserting patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents.

These lawsuits included four separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Three of the cases are active, and one is stayed. Trials have been scheduled to begin on November 30, 2020, and November 8, 2021, in two of the three active cases, with an additional trial to be scheduled in the third. Certain of Align’s asserted patents in the Delaware actions were found invalid by the District Court judge.

On May 9, 2018, and June 14, 2018, 3Shape filed separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of two 3Shape patents. On August 19, 2019, the Court consolidated the two actions, and on August 30, 2019, 3Shape filed an amended complaint alleging infringement of a third patent. Trial is scheduled to begin on April 12, 2021.

In December 2018, Align filed three additional patent infringement lawsuits asserting 10 additional patents against 3Shape as follows: On December 10, 2018, Align filed one Section 337 complaint with the ITC alleging that 3Shape violates U.S. trade laws by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On April 30, 2020, an Administrative Law Judge (“ALJ”) issued an initial determination that 3Shape infringed on 7 of the 9 patent claims asserted by Align, found valid 6 of the 9 claims asserted by Align, and found a violation of Section 337 stemming from 3Shape’s infringement of 4 claims in 2 of Align's asserted patents. The ALJ recommended an exclusion order and cease and desist order be entered against 3Shape’s unlawful importation. The Initial Determination is now subject to review by the Commissioners at the ITC. Align filed a petition for review of findings it believes are incorrect, and 3Shape also petitioned for review of the Initial Determination. On July 28, 2020, the Commission determined to review the Initial Determination in part. The current deadline for completing the investigation is September 28, 2020.

In addition to the December 10, 2018 ITC Complaint, on December 11, 2018, Align filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. One of the District Court cases was stayed pending the parallel ITC investigation. The remaining District Court case is in the early stages of discovery and pretrial proceedings. Trial is scheduled to begin on February 7, 2022.

3Shape has sought to invalidate certain of Align’s patents through petitions for inter partes review proceedings. Align disputes 3Shape’s positions and intends to vigorously defend the validity of its patent rights.

Each of the District Court patent infringement complaints seek monetary damages and injunctive relief against further infringement.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanning markets. After the Court dismissed 3Shape’s complaint with leave, 3Shape filed an amended complaint on October 28, 2019. On May 20, 2020, the Magistrate Judge recommended that Align’s motion to dismiss the amended complaint be denied. Align’s objection to the Magistrate Judge’s Report and Recommendation has been fully briefed to the District Court, and the parties are waiting for a ruling.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

Simon & Simon

On June 5, 2020, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action in the United States District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Prior to filing in the Northern District of California, on May 4, 2020, Plaintiff voluntarily dismissed a similar action in the U.S. District Court for the District of Delaware after the Magistrate Judge recommended that its complaint be dismissed. On July 28, 2020, Align filed a motion to dismiss the complaint. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

SDC Dispute

In April 2018, the SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the “SDC Entities”) instigated confidential arbitration proceedings against Align. During December 2018, the parties participated in binding arbitration proceedings and presented closing arguments on January 23, 2019. In an award dated March 4, 2019, (“Award”) an arbitrator found that Align breached the non-compete provision applicable to the SDC Entities and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. As part of the Award, Align was enjoined from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners, and enjoined from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of specified aspects of the non-compete provision to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, to be determined in accordance with the applicable provisions of the SDC Operating Agreements. No financial damages were awarded to the SDC Entities. The Circuit Court for Cook County, Illinois confirmed the Award on April 29, 2019.

As required by the Award, Align tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance. Align disputes that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017 as required by the SDC Operating Agreements and the Award. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination. That arbitration proceeding remains pending and a hearing is currently expected to occur before the end of 2020. Relatedly, the SDC Entities filed a contempt petition with the Illinois court which confirmed the Award, asserting that Align had no right to contest the “capital account” determination as made by the SDC Entities. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities. The SDC Entities have appealed the denial of the contempt petition, and that appeal remains pending.

On August 19, 2019, the SDC Entities filed a separate confidential arbitration proceeding alleging that Align has violated the non-compete provisions applicable to the members of the SDC Entities by virtue of Align’s alleged dealings with a third-party claimed to be a competitor of the SDC Entities. On April 27, 2020, the SDC Entities filed an amended arbitration demand, which additionally asserts that Align’s alleged dealings with a third-party constitute contempt of the Award. Align denies and intends to vigorously defend itself against all asserted allegations. The SDC Entities have yet to identify the range of damages they may seek to recover in the course of this arbitration and no hearing date has yet been set.

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

Note 10. Commitments and Contingencies

Other Commitments

On October 3, 2019, we entered into a Promotional Rights Agreement (the “Agreement”) for $36.0 million with a third-party which includes certain advertising and media coverage. As of June 30, 2020, the entire Agreement amount was an outstanding commitment which is expected to be paid through 2023.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

Note 11. Stockholders’ Equity

Summary of Stock-Based Compensation Expense

As of June 30, 2020, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 4,611,280 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to our stock-based awards and employee stock purchase plans for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of net revenues	$891	$1,278	$2,238	$2,390
Selling, general and administrative	20,203	18,037	38,333	34,927
Research and development	3,913	3,152	7,363	6,194
Total stock-based compensation	$25,007	$22,467	$47,934	$43,511

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. A summary for the six months ended June 30, 2020 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2019	696	$190.60
Granted	289	264.97
Vested and released	(288)	149.86
Forfeited	(22)	231.28
Unvested as of June 30, 2020	675	$238.47	1.6	$185,207

As of June 30, 2020, we expect to recognize $126.0 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.6 years.

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

A summary for the six months ended June 30, 2020 is as follows:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2019	244	$331.35
Granted	156	242.04
Vested and released	(173)	120.39
Unvested as of June 30, 2020	227	$430.50	1.6	$62,365

As of June 30, 2020, we expect to recognize $46.1 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.6 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of June 30, 2020, we have 379,304 shares available for future issuance.

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

As of June 30, 2020, there was $5.7 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.5 year.

Note 12. Common Stock Repurchase Program

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

As of June 30, 2020, we have $100.0 million available for repurchase under the May 2018 Repurchase Program.

Note 13. Accounting for Income Taxes

During the six months ended June 30, 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss subsidiary, where our Europe, Middle East and Africa ("EMEA") regional headquarters is located beginning January 1, 2020. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the six months ended June 30, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory.

Our benefit from income taxes was $32.9 million for the three months ended June 30, 2020 and our provision for income taxes was $43.1 million for the three months ended June 30, 2019, representing effective tax rates of 44.8% and 22.2%, respectively. Our benefit from income taxes was $1,497.7 million for the six months ended June 30, 2020 and our provision for income taxes was $51.9 million for the six months ended June 30, 2019, representing effective tax rates of 7,437.0% and 18.6%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended June 30, 2020 primarily due to the recognition of additional tax benefits resulting from changes in annual effective tax rate caused by a shift in jurisdictional mix of forecasted annual income. Our effective tax rate differs from the statutory federal income tax rate of 21% for the six months ended June 30, 2020 mainly as a result of the aforementioned intra-entity transfer and the recognition of excess tax benefits related to stock-based compensation, partially offset by unrecognized tax benefits associated with certain foreign payments. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2019 mainly as a result of the recognition of excess tax benefits related to stock-based compensation and certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates.

The increase in our effective tax rate for the three months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to the tax impact of a higher annual forecasted effective tax rate driven by changes in the jurisdictional mix of forecasted income. The increase in our effective tax rate for the six months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to the recognition of a deferred tax asset related to the intra-entity transfer of certain intellectual property rights during the six months ended June 30, 2020. While the recognition of a deferred tax asset would normally cause a reduction in tax rate, due to our net loss before tax for the six months ended June 30, 2020, it has the effect of increasing the effective tax rate.

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

Our total gross unrecognized tax benefits, excluding interest and penalties, were $57.0 million and $46.7 million as of June 30, 2020 and December 31, 2019, respectively, a material amount of which would impact our effective tax rate if recognized. Our total interest and penalties accrued as of June 30, 2020 was not material. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Our total deferred tax liabilities were $35.4 million as of June 30, 2020, which were primarily related to the intangible assets from our exocad acquisition. Our deferred tax liabilities as of December 31, 2019 were not material.

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

Note 14. Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes RSUs, MSUs and our ESPP. Due to our net loss for the three months ended June 30, 2020, the potential common stock instruments such as RSUs, MSUs and ESPP were not included in the computation of diluted net loss per share as the effect of including these shares would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(40,602)	$147,142	$1,477,529	$218,990
Denominator:
Weighted average common shares outstanding, basic	78,769	79,943	78,681	79,901
Dilutive effect of potential common stock	—	647	335	764
Total shares, diluted	78,769	80,590	79,016	80,665

Net income (loss) per share, basic	$(0.52)	$1.84	$18.78	$2.74
Net income (loss) per share, diluted	$(0.52)	$1.83	$18.70	$2.71

Anti-dilutive potential common shares [1]	733	139	231	111

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 15. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$13,199	$12,202
Issuance of promissory note in exchange for sale of equity method investment	$—	$54,154
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,817	$9,020
Investing cash flows from finance leases [1]	$—	$10,896
Financing cash flows from finance leases	$—	$45,773
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,545	$21,066
Finance leases	$—	$51,064

1 A portion of finance lease purchase payment relates to leasing a part of the building to a third party as a lessor. This amount is included in Other Investing Activities in our Condensed Consolidated Statements of Cash Flows.

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

We group our operations into two reportable segments: Clear Aligner segment and Imaging Systems and CAD/CAM services ("Systems and Services") segment. The Systems and Services segment was formerly known as the Scanner and Services segment prior to our acquisition of exocad on April 1, 2020 (Refer to Note 4 "Business Combination" of the Notes to Condensed Consolidated Financial Statements for additional details on the exocad acquisition).

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

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, OrthoCAD services and ancillary products, as well as exocad's software solution that integrates workflows to dental labs and dental practices.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues
Clear Aligner	$298,341	$496,702	$779,952	$965,907
Systems and Services	53,973	103,995	123,325	183,761
Total net revenues	$352,314	$600,697	$903,277	$1,149,668
Gross profit
Clear Aligner	$192,366	$366,142	$543,858	$717,500
Systems and Services	31,962	66,147	74,826	116,885
Total gross profit	$224,328	$432,289	$618,684	$834,385
Income (loss) from operations
Clear Aligner	$38,916	$244,029	$205,304	$402,670
Systems and Services	2,893	39,267	17,282	67,526
Unallocated corporate expenses	(114,809)	(106,806)	(225,668)	(206,005)
Total income (loss) from operations	$(73,000)	$176,490	$(3,082)	$264,191
Depreciation and amortization
Clear Aligner	$9,697	$9,455	$19,818	$18,545
Systems and Services	5,005	1,854	6,790	3,362
Unallocated corporate expenses	8,843	7,863	17,675	15,581
Total depreciation and amortization	$23,545	$19,172	$44,283	$37,488
Impairments and other charges
Clear Aligner	$—	$—	$—	$29,782
Total impairments and other charges	$—	$—	$—	$29,782
Litigation settlement gain
Clear Aligner	$—	$(51,000)	$—	$(51,000)
Total litigation settlement gain	$—	$(51,000)	$—	$(51,000)

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes and equity losses of investee (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total segment income from operations	$41,809	$283,296	$222,586	$470,196
Unallocated corporate expenses	(114,809)	(106,806)	(225,668)	(206,005)
Total income (loss) from operations	(73,000)	176,490	(3,082)	264,191
Interest income	473	3,465	2,459	6,098
Other income (expense), net	(966)	13,892	(19,515)	8,146
Net income (loss) before provision for (benefit from) income taxes and equity in losses of investee	$(73,493)	$193,847	$(20,138)	$278,435

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues [1]:
United States	$140,859	$296,655	$412,564	$575,660
Switzerland [2]	105,495	—	292,771	—
The Netherlands [2]	—	192,188	—	366,932
China	46,377	44,823	66,102	87,439
Other International	59,583	67,031	131,840	119,637
Total net revenues	$352,314	$600,697	$903,277	$1,149,668

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

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	June 30, 2020	December 31, 2019
Long-lived assets [1]:
Switzerland [2]	$215,689	$7,755
United States	180,815	164,451
China	96,565	73,174
Costa Rica	84,348	82,083
The Netherlands [2]	999	226,286
Other International	159,113	134,225
Total long-lived assets	$737,529	$687,974

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets, our beliefs regarding digital dentistry and its potential to impact our business, our expectations for the impact of the exocad acquisition, our beliefs regarding the potential for clinical solutions and their utilization to increase sales of our Invisalign system as well as the complementary products and solutions themselves, our expectations regarding product mix and product adoption, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regard the existence and impact of seasonality, our expectations regarding the sales growth of our intra-oral scanner sales in international markets, our expectations regarding the productivity impact additional sales representatives will have on our sales, our expectations regarding the continued expansion of our international markets, including our expectation that international revenues will grow at a faster rate than Americas for the foreseeable future, our expectation regarding customer and consumer purchasing behavior, including expectations related to the consumer demand environment in China especially for U.S. based products and services, our expectations regarding competition, our expectations regarding the implications of the COVID-19 pandemic and the health, safety and economic recovery from it, on the global economy, the businesses of our customers, and us, including our preparedness to react to changing circumstances and overall on our revenues, results of operations and financial condition, our expectations for our expenses and capital expenditures in particular, the actions we will take to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash balances and borrowing capacity, our expectations regarding potential additional litigation with SDC Financial LLC and certain affiliates regarding the “capital account” balance and other matters, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

Align Technology, Inc. (“We”, “Our”, “Align”) is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners, iTero® intraoral scanners and services for orthodontics, and restorative and aesthetic dentistry, and exocad® computer-aided design and computer-aided manufacturing ("CAD/CAM") software for dental laboratories and dental practitioners. Align’s products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect and the results patients desire. Our goal is to establish clear aligners as the principal solution for the treatment of malocclusions and our Invisalign clear aligners as the treatment solution of choice by orthodontists, general dental practitioners and patients globally. To date, over 8.5 million people worldwide have been treated with our Invisalign System.

To encourage consumers to treat malocclusions with clear aligners under the direction and supervision of licensed dental professionals, we bring to market solutions we believe will strengthen our digital dental platform for doctors, labs and partners, including establishing the iTero intraoral scanner and related services as the preferred 3D digital scanning solution and integrating newly acquired CAD/CAM solutions and workflows into the markets for clear aligner orthodontics and dental restorative treatments. We intend to continue focusing on these efforts through execution of our strategic growth drivers. For a further description of our strategic growth drivers, please review the Business Strategy section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020.

The successful execution of our business strategy may be affected by a number of factors including:

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

▪iTero Scanner: Over the last two years, we have expanded or announced several new aspects of our intraoral digital scanning solutions including the iTero Element, iTero Element Foundation and the iTero Element 5D Imaging system, for which we announced in March 2020 that we had obtained U.S. FDA 501(K) clearance. The approval of the iTero Element 5D Imaging system opens the U.S. markets for sales of this unique solution that combines 3D data, intra-oral color photos and NIRI images into a single, integrated scan improving doctor experiences and improving engagement opportunities and communications with their patients. The iTero Element 5D aids in the detection and monitoring of interproximal caries lesions above the gingiva without using harmful radiation.

•exocad. On April 1, 2020, we completed the acquisition of privately-held exocad Global Holdings GmbH (“exocad”), a German dental CAD/CAM software company that offers fully integrated workflows to dental labs and dental practices. We believe the acquisition strengthens our digital platform by adding exocad's expertise in restorative dentistry, implantology, guided surgery, and smile design to extend our digital solutions and paves the way for new, seamless cross-disciplinary dentistry in lab and at chairside. exocad also broadens our reach in digital dentistry with close to 200 partners and more than 35,000 licenses installed worldwide.

To further the transformation of dental practices to the digital age, we introduced virtual solutions such as Invisalign® Virtual Appointment and Invisalign® Virtual Care; solutions that facilitate the safe, effective and successful treatment of patients by conveniently connecting doctors and their patients throughout their treatment plans. We believe that over the long term, clinical solutions, treatment tools and virtual solutions will increase adoption of clear aligners, sales of our intraoral scanners and integration of exocad CAD/CAM solutions chairside and in dental workflows; however, it is difficult to predict the rate and success of adoption or each and all of these products and solutions, which may vary by region and channel.

•Invisalign Adoption. Our goal is to establish Invisalign clear aligners as the treatment of choice for treating malocclusion, ultimately driving increased product adoption and frequency of use by dental professionals, also known as “utilization rates.” Although we believe the closure, reduced operations and slow reopening of many dental and orthodontic practices in the first and second quarters of 2020 negatively impacted the number of patients seen and orders for clear aligners submitted, the use of iTero and other digital scanners for Invisalign case submissions in place of PVS impressions continues to be a positive catalyst for Invisalign utilization.

For the second quarter of 2020, total Invisalign cases submitted with a digital scanner in the Americas increased to 85.8%, up from 80.5% in the first quarter of 2020, including 95.9% of all cases submitted in the second quarter of 2020 by North American orthodontists. International scans increased to 72.0%, up from 68.7% in the first quarter of 2020. Our quarterly utilization rates for the last five quarters are as follows:

Invisalign Utilization Rates*
Cases per Doctor
20
18
16
14
12
10
8
6
4
2
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
North America-Ortho
North America-GP
International
Total

* Invisalign utilization rates are calculated by the # of cases shipped divided by the # of doctors to whom cases were shipped. Our International region includes Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). Latin America ("LATAM") is excluded from above chart as it is immaterial.

•Total utilization rate in the second quarter of 2020 decreased to 4.6 cases per doctor compared to 6.2 cases per doctor in the second quarter of 2019.

▪North America: Utilization rate among our North American orthodontist customers decreased to 11.0 cases per doctor in the second quarter of 2020 compared to 18.9 cases per doctor in the second quarter of 2019 and the utilization rate among our North American GP customers decreased to 2.5 cases per doctor in the second quarter of 2020 compared to 3.6 cases per doctor in the second quarter of 2019. The decrease in utilization rates for the second quarter of 2020 is due primarily to COVID-19 related practice closures.

▪International: International doctor utilization rate was 4.7 cases per doctor in the second quarter of 2020 compared to 5.7 cases in the second quarter of 2019.

We expect global utilization rates to continue to recover from COVID-19 practice closure related decreases absent additional or more restrictive practice closures and thereafter to steadily improve as doctors’ clinical confidence in the use of Invisalign clear aligners increases with advancements in products and technology and as COVID-19 restrictions create demand for treatments that reduce or minimize the need for physical interactions between dental professionals and their patients. In addition, the teenage and younger market makes up 75% of the approximately 12 million total orthodontic case starts each year, and as we continue to drive adoption by teenage and younger patients through sales and marketing programs, we expect our utilization rates to improve. Our utilization rates, however, may fluctuate from period to period due to a variety of factors beyond the impact of COVID-19 pandemic-related preventative measures, including seasonal trends in our business and adoption rates for new products and features.

•Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. During the six months ended June 30, 2020, we trained 8,125 new Invisalign doctors of which 3,175 were trained in the Americas region and 4,950 in the International region. In 2019, we trained a total of 22,275 new Invisalign doctors, of which 9,765 were trained in the Americas region and 12,510 in the International region.

•International Invisalign Growth. Our future growth is dependent upon the continued penetration and expansion of Invisalign product usage in international markets. Accordingly, we continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals internationally. Starting in the first quarter of 2020, the outbreak of COVID-19 caused significant disruption and uncertainty to our business, employees, doctors’ practices, their patients and consumers beginning in China and spreading globally thereafter. While the negative impact of COVID-19 on sales decreased as the second quarter of 2020 progressed, we remain prepared to react should the localized spread of the virus result in additional preventative measures that adversely impact us or our customers. For a further discussion of COVID-19 and its impact on our business, see the section entitled "COVID-19 Update" below. Prior to the impact of COVID-19, beginning in the second quarter of 2019, we experienced slower growth rates than prior periods in China primarily due to the U.S.-China trade war and resulting economic uncertainty which caused headwind for consumer demand especially for consumption of luxury goods and considered purchases. We also believe there has been increased competitive activity from wires and bracket manufacturers and clear aligner suppliers. Notwithstanding these issues in China, we continue to see growth opportunities with international orthodontists and GP customers, particularly with adopters of digital dentistry platforms and as we continue to segment our sales and marketing resources and programs specifically around each customer channel. We continue to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in select country markets. For instance, we increased our sales presence in APAC in the first half of 2020 and will continue to strategically invest in regions as we deem appropriate for long term success. We expect International revenues to grow at a faster rate than the Americas for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunities and our relatively low market penetration of these regions.

•Increasing Competition. Starting in the second quarter of 2019, we began experiencing slower adult case growth from North American orthodontists, reflecting a more competitive environment especially for the young adult demographic. Given increased awareness for direct to consumer clear aligners and heavy advertising spend from direct to consumer companies, case starts may be shifting away from traditional practices. We also believe that doctors are sampling alternative products and/or taking advantage of wires and brackets bundles that essentially give clear aligners away for free or at low prices. In the third quarter of 2019, we increased investment in consumer demand with a new advertising campaign for North America and in the second half of 2020 are looking at further investments to create additional demand for Invisalign treatment and to drive teens and parents to dental professionals for those treatments. In addition, we launched new sales tools and professional marketing materials and we also expect to see increased productivity from sales representatives we added in the U.S. in 2019 and those more recently added in APAC in 2020. If, however, we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed.

COVID-19 Update

Beginning in the first quarter of fiscal year 2020 and continuing into the second quarter, our sales and results of operations were markedly impacted by the COVID-19 pandemic. As a result, we began to experience a sudden downturn in sales initially in Asia, China in particular, starting in January. As the virus spread beyond China and into Europe and thereafter the Americas in early March, a rapid deceleration of all sales commenced shortly thereafter as the practices of many of our customers were severely curtailed or completely closed.

By the end of the second quarter of 2020, dental practices across every region had largely reopened and were seeing patients, with recovery in the Orthodontic channel leading the GP channel. For the six months ended June 30, 2020, we recorded net revenues of $903.3 million, a decrease of 21.4% compared to the same period in 2019. For the three months ended June 30, 2020, clear aligner case volume was 221.9 thousand, a decrease of 41.4% compared to the same period in 2019 and for the three months ended June 30, 2020, Systems and Services net revenues decreased by 48.1% compared to the same period in 2019.

In the short term, our business may be particularly susceptible to the impact of the COVID-19 pandemic. On the one hand, all or a material portion of our products may be viewed as discretionary purchases and therefore more susceptible to any global or regional recession that may result from efforts to prevent or delay the spread of the virus. Moreover, efforts to slow or prevent a recurrence of the spread of the virus are likely to continue causing disruption and uncertainties in the markets resulting in curtailed operations by our customers and their patients for an indeterminate period of time. This in turn could impact our operations as purchasing decisions are delayed or lost, logistics complexities as a result of closed customer offices, sales and marketing efforts are postponed, and manufacturing operations are curtailed to adjust to declining sales. On the other hand, COVID-19 has also demonstrated the benefits of digital dentistry and virtual appointments, which may motivate doctors to use more digital solutions such as Align’s products and services including the iTero scanner and Invisalign system.

As we assess the possible future short and long-term impacts to revenue, operations and financial condition from the COVID-19 pandemic, we are continually evaluating macroeconomic as well as industry-specific factors. For instance, among the many factors we continue to monitor are governmental and societal reactions to the virus, the potential impacts of delays in the restarting of global and regional economic activities, the impact of unemployment on discretionary spending and health insurance coverage, patient reluctance or fear of exposure as a result of orthodontic or dental office visits and other external factors related to COVID-19 that are beyond our control. For example, many jurisdictions have imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. Furthermore, if the COVID-19 pandemic or the speed and timeframe in which dental practices reopen and demand for our products increases has a substantial impact on our employees or suppliers, our operations, including our ability to obtain the materials needed to manufacture our products and to actually manufacture and deliver our products to customers, may suffer, and in turn our results of operations, financial condition and overall financial performance may be harmed. Furthermore, if our employees or their families are sickened by COVID-19, our ability to respond or mitigate the impact of COVID-19 may be adversely impacted.

Moreover, we are continuing to provide certain help and take further actions to respond to changes in our environment, including the COVID-19 pandemic, quickly and effectively. As a result of the COVID-19 pandemic, we instructed employees at many of our offices across the globe (including our corporate headquarters) to work from home on a temporary basis. We have also taken additional measures in response to the COVID-19 pandemic including screening our employees, providing them with personal protective equipment, and altering work environments to facilitate social distancing.

Furthermore, we are working to mitigate the impact of social distancing for our customers and their patients. These efforts include moving most of our clinical education program critical to doctor engagement online, launching our Invisalign Virtual Appointment tool and launching the Invisalign Virtual Care Program.

Moreover, as it relates to our products we have provided advice regarding the safety and efficacy of various treatment options doctors are considering as their practices adapt to patient concerns and governmental requirements limiting or reducing the frequency of in-patient appointments, we have purchased equipment to manufacture personal protective equipment and distributed the equipment to doctors and hospitals, and we have redirected shipments to optimize patient care, as needed. Our support to doctors also extends to the financial challenges they may encounter, including providing the assistance of industry experts and helping as they consider strategic relationships with lenders that can help improve their cash flow.

The COVID-19 pandemic continues to impact our employees, customers and the global economy in unprecedented ways. At this time, we believe the markets we serve are recovering from COVID-19 preventative measures at differing rates and times corresponding with regional outbreaks and recoveries. However, the strategic re-implementation of preventative COVID-19 measures in one or more of our principal markets remains possible and could materially impact our business and results of operations in the third quarter of 2020 and beyond.

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

Results of Operations

Net Revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Imaging Systems and CAD/CAM Services (“Systems and Services”) segment.

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

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, OrthoCAD services and ancillary products, as well as exocad's software solution that integrates workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and six months ended June 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2020	2019	Net Change	% Change	2020	2019	Net Change	% Change
Clear Aligner revenues:
Americas	$123.3	$248.5	$(125.3)	(50.4)%	$378.9	$493.9	$(115.0)	(23.3)%
International	155.2	216.5	(61.2)	(28.3)%	351.1	411.3	(60.3)	(14.7)%
Non-case	19.8	31.7	(11.9)	(37.5)%	50.0	60.7	(10.7)	(17.6)%
Total Clear Aligner net revenues	$298.3	$496.7	$(198.4)	(39.9)%	$780.0	$965.9	$(186.0)	(19.3)%
Systems and Services net revenues	54.0	104.0	(50.0)	(48.1)%	123.3	183.8	(60.4)	(32.9)%
Total net revenues	$352.3	$600.7	$(248.4)	(41.3)%	$903.3	$1,149.7	$(246.4)	(21.4)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2020	2019	Net Change	% Change	2020	2019	Net Change	% Change
Americas	101.0	212.7	(111.7)	(52.5)%	314.5	425.9	(111.4)	(26.2)%
International	120.9	165.8	(44.9)	(27.1)%	266.8	312.0	(45.2)	(14.5)%
Total case volume	221.9	378.5	(156.6)	(41.4)%	581.3	737.9	(156.6)	(21.2)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2020, total net revenues decreased by $248.4 million and $246.4 million as compared to the same periods in 2019 primarily as a result of lower Clear Aligner volumes and lower Systems and Services net revenues in most regions.

Clear Aligner - Americas

For the three months ended June 30, 2020, Americas net revenues decreased by $125.3 million as compared to the same period in 2019 primarily due to lower Clear Aligner volume which decreased revenues by $130.5 million. The volume decrease was slightly offset by higher ASP, which increased net revenues by $5.3 million. Higher ASP was a result of lower net deferrals which increased net revenues by $6.7 million, in addition to July 2019 price increases across most products and higher revenues from other case revenues contributed $5.4 million to the revenue growth. The ASP increases were partially offset by higher promotional discounts and unfavorable foreign exchange rates that reduced net revenues by $7.3 million.

For the six months ended June 30, 2020, Americas net revenues decreased by $115.0 million as compared to the same period in 2019 primarily due to lower Clear Aligner volume that decreased revenues by $129.0 million. The volume decrease was partially offset by higher ASP which increased net revenues by $14.2 million as a result of July 2019 price increases across most products which contributed $18.4 million to the revenue growth, and lower net deferrals which increased net revenues by $11.5 million. In addition, net revenues increased slightly due to a product mix shift towards products with higher ASP, primarily driven by decreased SDC revenues which carried a lower ASP. The ASP increases were partially offset by higher promotional discounts that reduced net revenues by $17.9 million in addition to unfavorable foreign exchange rates.

Clear Aligner - International

For the three months ended June 30, 2020, International net revenues decreased by $61.2 million as compared to the same period in 2019 primarily due to decreased Clear Aligner volume which decreased revenues by $58.6 million. In addition, Clear Aligner ASP decreased slightly as a result of higher promotional discounts and unfavorable foreign exchange rates that reduced net revenues by $15.0 million partially offset by July 2019 price increases across most products which increased revenues by $6.8 million and lower net deferrals and increased other case revenues which increased net revenues by $6.2 million.

For the six months ended June 30, 2020, International net revenues decreased by $60.3 million as compared to the same period in 2019 primarily due to lower Clear Aligner volume which decreased net revenues by $59.6 million. In addition, we had lower ASP which was a result of higher promotional discounts that reduced net revenues by $15.8 million, unfavorable foreign exchange rates and a product mix shift towards lower priced products that combined reduced net revenues by $11.9 million. The ASP decreases were mostly offset by July 2019 price increases across most products, along with a benefit from going direct in several additional countries and therefore we now recognize direct sales at full ASP rather than the discounted distributor ASP, which increased net revenues by $16.5 million, and lower net deferrals that increased net revenues by $9.3 million.
Clear Aligner - Non-Case

For the three and six months ended June 30, 2020, non-case net revenues, consisting of Vivera Retainers, training fees and other product revenues, decreased by $11.9 million and $10.7 million as compared to the same periods in 2019. This was primarily due to decreased Vivera volume and training revenues across all regions.

Systems and Services

For the three months ended June 30, 2020, Systems and Services net revenues decreased by $50.0 million as compared to the same period in 2019 primarily due to a lower number of scanners recognized decreasing net revenues by $46.8 million, lower scanner ASP decreasing net revenues by $4.2 million and lower iTero service revenues. These decreases were slightly offset by the addition of exocad revenues from our acquisition.

For the six months ended June 30, 2020, Systems and Services net revenues decreased by $60.4 million as compared to the same period in 2019 primarily due to a lower number of scanners recognized which decreased net revenues by $46.8 million and a lower scanner ASP which decreased net revenues by $21.7 million. The ASP decrease was mostly due to higher promotional discounts and a product mix shift to lower priced scanners. These decreases were partially offset by higher services revenues which increased net revenues by $8.1 million mostly due to a larger scanner install base and the addition of exocad revenues from our acquisition.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Clear Aligner
Cost of net revenues	$106.0	$130.6	$(24.6)	$236.1	$248.4	$(12.3)
% of net segment revenues	35.5%	26.3%		30.3%	25.7%
Gross profit	$192.4	$366.1	$(173.8)	$543.9	$717.5	$(173.6)
Gross margin %	64.5%	73.7%		69.7%	74.3%
Systems and Services
Cost of net revenues	$22.0	$37.8	$(15.8)	$48.5	$66.9	$(18.4)
% of net segment revenues	40.8%	36.4%		39.3%	36.4%
Gross profit	$32.0	$66.1	$(34.2)	$74.8	$116.9	$(42.1)
Gross margin %	59.2%	63.6%		60.7%	63.6%
Total cost of net revenues	$128.0	$168.4	$(40.4)	$284.6	$315.3	$(30.7)
% of net revenues	36.3%	28.0%		31.5%	27.4%
Gross profit	$224.3	$432.3	$(208.0)	$618.7	$834.4	$(215.7)
Gross margin %	63.7%	72.0%		68.5%	72.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Cost of net revenues for our Clear Aligner and Systems and Services segments includes personnel-related costs including payroll and stock-based compensation for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment and facilities used in the production process, amortization of acquired intangible assets and training costs.

Clear Aligner

For the three and six months ended June 30, 2020, our gross margin decreased as compared to the same periods in 2019 primarily due to lower clear aligner volumes resulting in higher costs per case.

Systems and Services

For the three and six months ended June 30, 2020, our gross margin decreased compared to the same periods in 2019 primarily driven by a decrease in manufacturing volumes and lower ASP. These factors were offset in part by lower service support costs.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Selling, general and administrative	$257.0	$267.9	$(11.0)	$539.9	$515.1	$24.8
% of net revenues	72.9%	44.6%		59.8%	44.8%

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

For the three months ended June 30, 2020, selling, general and administrative expense decreased compared to the same period in 2019 primarily due to a decrease in advertising and marketing costs of $12.6 million and a decrease in travel related costs of $11.3 million due to the impact of COVID-19. These decreases were partially offset by higher equipment, software and maintenance expenses of $7.7 million and legal and outside service costs of $5.9 million including transaction costs related to our acquisition of exocad.

For the six months ended June 30, 2020, selling, general and administrative expense increased compared to the same period in 2019 primarily due to higher expenses from equipment, software and maintenance costs of $13.3 million, legal and outside service costs of $9.5 million including transaction costs related to our acquisition of exocad and higher compensation related costs of $9.6 million mainly from increased headcount resulting in higher salaries expense, fringe benefits and stock-based compensation partially offset by lower incentive compensation. These increases were offset in part by a decrease in travel related costs of $9.5 million due to the impact of COVID-19.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Research and development	$40.4	$38.9	$1.5	$81.9	$76.4	$5.5
% of net revenues	11.5%	6.5%		9.1%	6.6%

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

For the three and six months ended June 30, 2020, research and development expense increased compared to the same period in 2019 primarily due to higher equipment and material costs in addition to higher compensation costs mainly from increased headcount resulting in higher salaries expense, fringe benefits and stock-based compensation which was partially offset by lower incentive compensation.

Impairments and other charges (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Impairments and other charges	$—	$—	$—	$—	$29.8	$(29.8)
% of net revenues	—%	—%		—%	2.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

During the six months ended June 30, 2019, we recorded impairments and other charges of $29.8 million due to costs related to the Invisalign store closures. The impairments and other charges are comprised of operating lease right-of-use assets impairments of $14.2 million, store leasehold improvement and other fixed asset impairments of $14.3 million, and employee severance and other expenses of $1.3 million (Refer to Note 8 “Impairments and Other Charges” and Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information).

Litigation settlement gain (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Litigation settlement gain	$—	$(51.0)	$51.0	$—	$(51.0)	$51.0
% of net revenues	—%	(8.5)%		—%	(4.4)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2019, we recorded a gain of $51.0 million due to the litigation settlement with Straumann.

Income (loss) from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Clear Aligner
Income from operations	$38.9	$244.0	$(205.1)	$205.3	$402.7	$(197.4)
Operating margin %	13.0%	49.1%		26.3%	41.7%
Systems and Services
Income from operations	$2.9	$39.3	$(36.4)	$17.3	$67.5	$(50.2)
Operating margin %	5.4%	37.8%		14.0%	36.7%
Total income (loss) from operations [1]	$(73.0)	$176.5	$(249.5)	$(3.1)	$264.2	$(267.3)
Operating margin %	(20.7)%	29.4%		(0.3)%	23.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 16 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended June 30, 2020, our operating margin decreased compared to the same period in 2019 primarily due to a lower Clear Aligner gross margin due to decreased volumes and a gain recognized from the litigation settlement with Straumann during the second quarter of 2019.

For the six months ended June 30, 2020, our operating margin decreased compared to the same period in 2019 primarily due to a lower Clear Aligner gross margin due to decreased volumes and a gain recognized from the litigation settlement with Straumann during the second quarter of 2019. These decreases were offset in part by costs recognized in the first quarter of 2019 related to the Invisalign store closures.
Systems and Services

For the three and six months ended June 30, 2020, our operating margin decreased compared to the same periods in 2019 primarily driven by a lower Systems and Services gross margin primarily due to a lower number of scanners recognized.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Interest income	$0.5	$3.5	$(3.0)	$2.5	$6.1	$(3.6)
% of net revenues	0.1%	0.6%		0.3%	0.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income includes interest earned on cash, cash equivalents, investment balances and our unsecured promissory note.

For the three and six months ended June 30, 2020, interest income decreased compared to the same periods in 2019 mainly due to the divestiture of our marketable securities portfolio during the first quarter of 2020 and lower interest rates.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Other income (expense), net	$(1.0)	$13.9	$(14.9)	$(19.5)	$8.1	$(27.7)
% of net revenues	(0.3)%	2.3%		(2.2)%	0.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended June 30, 2020, other income (expense), net decreased compared to the same period in 2019 primarily due to the $15.8 million gain from the sale of our investment in SDC that was recorded during the three months ended June 30, 2019. This decrease was partially offset by net foreign exchange gains in the three months ended June 30, 2020 as compared to net foreign exchange losses in the same period in 2019.

For the six months ended June 30, 2020, other income (expense), net decreased compared to the same period in 2019 primarily due to the $15.8 million gain from the sale of our investment in SDC that was recorded during the six months ended June 30, 2019 and higher losses in the current period including a $10.2 million loss on a foreign currency forward contract related to the exocad acquisition in addition to foreign exchange net losses.

Equity in losses of investee, net of tax (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Equity in losses of investee, net of tax	$—	$3.6	$(3.6)	$—	$7.5	$(7.5)
% of net revenues	—%	0.6%		—%	0.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2020, there were no equity in losses of investee, net of tax. After the second quarter of 2019, we no longer incur equity in losses of investee, net of tax related to SDC as we tendered our SDC equity interest on April 3, 2019 (Refer to Note 6 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Provision for (benefit from) income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Provision for (benefit from) income taxes	$(32.9)	$43.1	$(76.0)	$(1,497.7)	$51.9	$(1,549.6)
Effective tax rates	44.8%	22.2%		7,437.0%	18.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

During the six months ended June 30, 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss subsidiary, where our EMEA regional headquarters is located beginning January 1, 2020. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the six months ended June 30, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory.

Our benefit from income taxes was $32.9 million for the three months ended June 30, 2020 and our provision for income taxes was $43.1 million for the three months ended June 30, 2019, representing effective tax rates of 44.8% and 22.2%, respectively. Our benefit from income taxes was $1,497.7 million for the six months ended June 30, 2020 and our provision for income taxes was $51.9 million for the six months ended June 30, 2019, representing effective tax rates of 7,437.0% and 18.6%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended June 30, 2020 primarily due to the recognition of additional tax benefits resulting from changes in annual effective tax rate caused by a shift in jurisdictional mix of forecasted annual income. Our effective tax rate differs from the statutory federal income tax rate of 21% for the six months ended June 30, 2020 mainly as a result of the aforementioned intra-entity transfer and the recognition of excess tax benefits related to stock-based compensation, partially offset by unrecognized tax benefits associated with certain foreign payments. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2019 mainly as a result of the recognition of excess tax benefits related to stock-based compensation and certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates.

The increase in our effective tax rate for the three months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to the tax impact of a higher annual forecasted effective tax rate driven by changes in the jurisdictional mix of forecasted income. The increase in our effective tax rate for the six months ended June 30, 2020 compared to the same period in 2019 is primarily attributable to the recognition of a deferred tax asset related to the intra-entity transfer of certain intellectual property rights during the six months ended June 30, 2020. While the recognition of a deferred tax asset would normally cause a reduction in tax rate, due to our net loss before tax for the six months ended June 30, 2020, it has the effect of increasing the effective tax rate.

Liquidity and Capital Resources

We fund our operations from product sales. As of June 30, 2020 and December 31, 2019, we had the following cash and cash equivalents and short-term marketable securities (in thousands):

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$404,359	$550,425
Marketable securities, short-term	—	318,202
Total	$404,359	$868,627

Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds and certificates of deposit.

As of June 30, 2020, approximately $244.2 million of cash and cash equivalents was held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

On April 1, 2020, we paid $420.8 million, net of $9.2 million cash acquired, from our cash on hand to complete our acquisition of exocad.

Our business has been materially adversely affected by the COVID-19 pandemic and the global and regional efforts by governments to mitigate its spread, and we expect the adverse impacts to our business to continue. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months. However, as a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues and slower collections on our accounts receivable. For additional information regarding the impact of COVID-19 on our liquidity and capital resources, refer to Item 1A “Risk Factors."

Cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$69,684	$294,561
Investing activities	(172,326)	(321,020)
Financing activities	(36,376)	(188,381)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,172)	1,467
Net decrease in cash, cash equivalents, and restricted cash	$(146,190)	$(213,373)

Operating Activities

For the six months ended June 30, 2020, cash flows from operations of $69.7 million resulted primarily from our net income of approximately $1.5 billion as well as the following:

Significant non-cash activities

•Deferred taxes of $1.5 billion related to the one-time tax benefit associated with the intra-entity sale of certain intellectual property rights;
•Stock-based compensation of $47.9 million related to equity awards granted to employees and directors;

•Depreciation and amortization of $44.3 million related to our investments in property, plant and equipment and intangible assets;
•Allowance for doubtful accounts of $12.6 million related to slower collections; and
•Non-cash operating lease cost of $11.1 million.

Significant changes in working capital

•Decrease of $106.6 million in accrued and other long-term liabilities due to timing of payment and activities;
•Decrease of $64.6 million in accounts receivable which is primarily a result of the decrease in net revenues due to the impact of COVID-19;
•Increase of $40.9 million in deferred revenues corresponding primarily to cases eligible under our additional aligner policy and timing of revenue recognition; and
•Increase of $31.1 million in prepaid expenses and other assets due to the timing of payments and activities.

Investing Activities

Net cash used in investing activities was $172.3 million for the six months ended June 30, 2020 which primarily consisted of cash paid for the acquisition of exocad of $420.8 million, net of cash acquired, purchases of property and plant and equipment purchases of $80.5 million and purchases of marketable securities of $5.3 million. These outflows were partially offset by maturities and sales of marketable securities of $321.5 million and payments of $11.1 million received on an unsecured promissory note issued by SDC in exchange for tendering our shares to them.

For the remainder of 2020 we expect to invest an additional $90.0 million to $100.0 million in capital expenditures related to building purchases and improvements as well as additional manufacturing capacity to support our international expansion.

Financing Activities
Net cash used in financing activities was $36.4 million for the six months ended June 30, 2020 which consisted of payroll taxes paid for equity awards through share withholdings of $47.0 million which was partially offset by $10.7 million of proceeds from the issuance of common stock.

Common Stock Repurchases

As of June 30, 2020, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2019 as disclosed in our Annual Report on Form 10-K, other than obligations described in the Form 10-Q herein, including items disclosed in Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months. However, as a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues and slower collections on our accounts receivable. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase programs or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

Other than the addition of the Business Combinations policy and the amendment of the Systems and Services (formerly named "Scanner") Revenue Recognition policy, there have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. The addition of the Business Combinations policy and the amendment of the Systems and Services Revenue Recognition policy are discussed in Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2020, we had no investments in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Based on interest bearing liabilities we have as of June 30, 2020, we are not subject to risks from immediate interest rate increases.

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

We primarily enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. Prior to the closing of the exocad acquisition on April 1, 2020, we entered into a Euro foreign currency forward contract with a notional contract amount of €376.0 million. During the six months ended June 30, 2020, we recognized a loss of $10.2 million within other income (expense), net in our Condensed Consolidated Statement of Operation. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Note 9 "Legal Proceedings" of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The spread of COVID-19 has created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting the global economy, our operations and the businesses of our customers and suppliers. Protective and preventative efforts to stop or minimize its spread have and continue to center on minimizing its transmission through decreased social interactions (social distancing). As a result of measures imposed by the governments in certain affected regions starting in the first quarter of 2020, many commercial activities, businesses and schools were suspended as part of quarantines and other measures intended to contain this pandemic. Because COVID-19 spreads readily through airways in nasal passages and the mouth, our principal customers, dentists and orthodontists and their patients, were an initial primary focus of the protective and preventative efforts. For instance, in many countries governments and dental regulatory associations acted quickly to prohibit non-essential dental procedures; thereby materially limiting or preventing our customers from conducting most or all business activities and materially adversely harming our sales and sales efforts. Since then, the preventative measures have been reduced such that by the end of the second quarter of 2020, dental practices across every region had largely reopened and were seeing patients, although at varying degrees of previous capacities based on differing regions and times.

In response to COVID-19, we implemented numerous measures to minimize its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with guidelines, orders and decrees of governmental agencies throughout the world. These measures included diagnostic screenings at our facilities, increased social distancing at clinical and manufacturing facilities, temporary closures of physical offices, manufacturing and treatment planning facilities, including our corporate headquarters in the U.S. and regional headquarters in Europe, the Americas and Asia, mandating that a large percentage of our global workforce work remotely, prohibiting non-essential travel, and converting our manufacturing facilities to produce personal protective equipment. The actions we have taken and any further health and safety measures we may be required or choose to implement in response to the pandemic are and may be highly disruptive to our business, and may ultimately prove insufficient to prevent employees or their relatives from getting ill, potentially severely, and potentially impacting our operations. Even if these measures are completely or partially effective, if employees perceive them to be inadequate, or alternatively, overly burdensome, or they prove difficult to maintain over extended periods of time, productivity may decline or we may experience employee unrest, slowdowns or stoppages or other demands, we may be unable to timely meet customer demand or fulfill existing orders, the costs to deliver our products may increase or we may be required to store products that cannot be delivered to closed orthodontic and dental offices, and we may be subject to increased litigation, including for claims related to product liability and worker safety and working conditions.

As the economic impact of the implementation of the various protective and preventative measures continues to unfold, we are continually evaluating macroeconomic as well as industry-specific factors, including how and to what extent our business and financial results are or may be impacted as well as those of our customers and suppliers, and the financial health and stability of businesses and consumers overall depends on numerous evolving factors, many of which we cannot control nor accurately predict. Examples include:

•the duration, scope, and severity of the pandemic;
•future governmental actions mandated, or business and societal actions taken, in response to the pandemic;
•the speed and time frames in which dental practices reopen and demand for our products increases and our ability to timely and effectively respond;
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
•trade restrictions and sanctions;

•restrictions or limitations on the ability of our customers to effectively use digital platforms and applications when governmental mandates or societal pressures limit physical interactions with patients; and
•data privacy and cybersecurity risks from new or expanded use of remote working and/or teledentistry by our suppliers, customers, and us, including new or expanded use of online service platforms, products and solutions such as video conferencing applications, inadequately secured computing networks or servers, overheard telephone conversations, viewable computer screens, stolen passwords or access information, increased phishing and other online cyber threats.

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

Our net revenues are largely dependent on the sales of our Invisalign System of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign System, primarily our comprehensive products, will continue to account for the vast majority of our net revenues for the foreseeable future. Continued and widespread acceptance of the Invisalign System by orthodontists, GPs and consumers is critical to our future success. Our iTero scanners are used by dental professionals for restorative and orthodontic procedures as well as Invisalign System case submissions. Sales of our iTero scanners have grown, becoming a larger percentage of our overall revenues and as a means to further adoption of digital dentistry and the Invisalign System, and we expect the acquisition of exocad Global Holdings GmbH (“exocad”) will complement our iTero scanners to support sales of our Invisalign System. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign System treatment as rapidly or in the volumes we anticipate and at the prices offered, if orthodontists or GPs choose to use wires and brackets or competitive products rather than Invisalign, if sales of our iTero scanners decline or fail to grow sufficiently or as expected, if the acquisition of exocad does not produce the results expected, or if the average selling price of our products decline for any reason, particularly in the case of our Invisalign System as a result of a shift in product mix towards lower priced products or as a result of promotions, or competition, our operating results would be harmed.

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

We closed our acquisition of exocad on April 1, 2020. We acquired exocad for its dental CAD/CAM software technology and employees. We believe exocad’s tools and features for diagnostic, restorative, implant, and orthodontic workflows will strengthen and extend our digital solutions; helping pave the way for new, seamless cross-discipline dentistry in labs and in practices; extending our Invisalign and iTero solutions while broadening our reach in digital dentistry to exocad’s existing and future customer base. However, for a variety of reasons, many of which are outside our control or ability to predict, there can be no guarantee that the acquisition will achieve the desired benefits and synergies or will result in additional sales of either Invisalign or iTero solutions or that the exocad software will continue to succeed in the marketplace.

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. We continue to establish additional order acquisition, treatment planning and manufacturing facilities closer to our international customers in order to provide doctors with a better experience, improve their confidence in using Invisalign to treat patients more often and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks inherent in the establishment of a facility, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control and may negatively impact our gross margin. In addition, these facilities may be located in higher cost regions compared to Mexico and Costa Rica, which may negatively impact our gross margin. If the transition into additional facilities is significantly delayed or demand for our products exceeds our current expectations, we may be unable to fulfill orders timely, which may negatively impact our financial results, reputation and overall business. In addition, because we cannot immediately adapt our production capacity and related cost structures to changing market conditions, our facility capacity may at times exceed or fall short of our production requirements. For instance, as a result of the COVID-19 pandemic sales in the final weeks of the first quarter of 2020 declined substantially and operations at our manufacturing facilities declined shortly thereafter. If product demand decreases, remains lower or we fail to forecast demand accurately or if we are required to implement additional protective measures to safeguard employees in manufacturing facilities and offices, we could be required to write off inventory or record excess capacity charges, productivity could decline, or we may be required to purchase or lease additional or larger facilities and additional equipment, any of which may take time to accomplish and may lower our gross margin. Production of our intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type are costly and could distract our management and cause a decline in our results of operations and stock price.

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

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in global economic environment, changes in legal entity structure and/or activities performed within our entities, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, settlement of income tax audits and non-deductible goodwill impairments. For example, our effective tax rate varied significantly in our first quarter of fiscal 2020 due to the relocation of our EMEA regional headquarters from the Netherlands to Switzerland effective January 1, 2020. Our effective tax rate is also dependent in part on forecasts of full year results and could vary materially with the impact of the COVID-19 outbreak to the global economic environment. Furthermore, we may continue to experience significant variation in our effective tax rate related to excess tax benefits on stock-based compensation, particularly in the first quarter of each year when the majority of our equity awards vest.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock repurchases during the three months ended June 30, 2020. As of June 30, 2020, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase program).
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

†  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

July 31, 2020	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance