Form 10-Q
period 2020-09-30
ALIGN TECHNOLOGY INC
filed 2020-10-30
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 23, 2020 was 78,850,392.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$734,144	$607,341	$1,637,421	$1,757,009
Cost of net revenues	200,056	169,787	484,649	485,070
Gross profit	534,088	437,554	1,152,772	1,271,939
Operating expenses:
Selling, general and administrative	312,492	277,514	852,365	792,572
Research and development	44,527	39,680	126,420	116,034
Impairments and other (gains) charges	—	(6,792)	—	22,990
Litigation settlement gain	—	—	—	(51,000)
Total operating expenses	357,019	310,402	978,785	880,596
Income from operations	177,069	127,152	173,987	391,343
Interest income and other income (expense), net:
Interest income	329	3,478	2,788	9,576
Other income (expense), net	7,147	(2,211)	(12,368)	5,935
Total interest income and other income (expense), net	7,476	1,267	(9,580)	15,511
Net income before provision for (benefit from) income taxes and equity in losses of investee	184,545	128,419	164,407	406,854
Provision for (benefit from) income taxes	45,174	25,895	(1,452,493)	77,812
Equity in losses of investee, net of tax	—	—	—	7,528
Net income	$139,371	$102,524	$1,616,900	$321,514

Net income per share:
Basic	$1.77	$1.29	$20.54	$4.03
Diluted	$1.76	$1.28	$20.45	$4.00
Shares used in computing net income per share:
Basic	78,824	79,332	78,729	79,709
Diluted	79,163	79,825	79,078	80,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$139,371	$102,524	$1,616,900	$321,514
Change in foreign currency translation adjustment, net of tax	15,810	(92)	25,793	530
Change in unrealized gains (losses) on investments, net of tax	—	41	(194)	317
Other comprehensive income (loss)	15,810	(51)	25,599	847
Comprehensive income	$155,181	$102,473	$1,642,499	$322,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$615,532	$550,425
Marketable securities, short-term	—	318,202
Accounts receivable, net of allowance for doubtful accounts of $13,716 and $6,756, respectively	626,046	550,291
Inventories	123,093	112,051
Prepaid expenses and other current assets	108,576	102,450
Total current assets	1,473,247	1,633,419
Property, plant and equipment, net	703,657	631,730
Operating lease right-of-use assets, net	83,386	56,244
Goodwill and intangible assets, net	555,946	75,692
Deferred tax assets	1,566,227	64,007
Other assets	32,628	39,610
Total assets	$4,415,091	$2,500,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,184	$87,250
Accrued liabilities	318,471	319,958
Deferred revenues	684,139	563,762
Total current liabilities	1,121,794	970,970
Income tax payable	108,669	102,794
Operating lease liabilities	65,518	43,463
Other long-term liabilities	85,639	37,306
Total liabilities	1,381,620	1,154,533
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,849 and 78,433 issued and outstanding, respectively)	8	8
Additional paid-in capital	951,740	906,937
Accumulated other comprehensive income (loss), net	24,911	(688)
Retained earnings	2,056,812	439,912
Total stockholders’ equity	3,033,471	1,346,169
Total liabilities and stockholders’ equity	$4,415,091	$2,500,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2020	Shares	Amount
Balance as of June 30, 2020	78,781	$8	$918,495	$9,101	$1,917,441	$2,845,045
Net income	—	—	—	—	139,371	139,371
Net change in foreign currency translation adjustment	—	—	—	15,810	—	15,810
Issuance of common stock relating to employee equity compensation plans	68	—	9,652	—	—	9,652
Tax withholdings related to net share settlements of equity awards	—	—	(1,636)	—	—	(1,636)
Stock-based compensation	—	—	25,229	—	—	25,229
Balance as of September 30, 2020	78,849	$8	$951,740	$24,911	$2,056,812	$3,033,471

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2020	Shares	Amount
Balance as of December 31, 2019	78,433	$8	$906,937	$(688)	$439,912	$1,346,169
Net income	—	—	—	—	1,616,900	1,616,900
Net change in unrealized gains (losses) from investments	—	—	—	(194)	—	(194)
Net change in foreign currency translation adjustment	—	—	—	25,793	—	25,793
Issuance of common stock relating to employee equity compensation plans	416	—	20,314	—	—	20,314
Tax withholdings related to net share settlements of equity awards	—	—	(48,674)	—	—	(48,674)
Stock-based compensation	—	—	73,163	—	—	73,163
Balance as of September 30, 2020	78,849	$8	$951,740	$24,911	$2,056,812	$3,033,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2019	Shares	Amount
Balance as of June 30, 2019	79,865	$8	$874,275	$(1,876)	$501,275	$1,373,682
Net income	—	—	—	—	102,524	102,524
Net change in unrealized gains (losses) from investments	—	—	—	41	—	41
Net change in foreign currency translation adjustment	—	—	—	(92)	—	(92)
Issuance of common stock relating to employee equity compensation plans	76	—	8,293	—	—	8,293
Tax withholdings related to net share settlements of equity awards	—	—	(3,075)	—	—	(3,075)
Common stock repurchased and retired	(1,132)	—	(11,360)	—	(188,640)	(200,000)
Stock-based compensation	—	—	24,176	—	—	24,176
Balance as of September 30, 2019	78,809	$8	$892,309	$(1,927)	$415,159	$1,305,549

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2019	Shares	Amount
Balance as of December 31, 2018	79,778	$8	$877,514	$(2,774)	$378,143	$1,252,891
Net income	—	—	—	—	321,514	321,514
Net change in unrealized gains (losses) from investments	—	—	—	317	—	317
Net change in foreign currency translation adjustment	—	—	—	530	—	530
Issuance of common stock relating to employee equity compensation plans	529	—	17,907	—	—	17,907
Tax withholdings related to net share settlements of equity awards	—	—	(55,793)	—	—	(55,793)
Common stock repurchased and retired	(1,498)	—	(15,006)	—	(284,498)	(299,504)
Stock-based compensation	—	—	67,687	—	—	67,687
Balance as of September 30, 2019	78,809	$8	$892,309	$(1,927)	$415,159	$1,305,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,616,900	$321,514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,502,459)	1,470
Depreciation and amortization	68,769	57,194
Stock-based compensation	73,163	67,687
Non-cash operating lease cost	16,819	13,600
Allowance for doubtful accounts provisions	13,090	4,084
Impairments on equity investments	3,787	3,975
Impairments on long-lived assets	—	28,498
Gain on lease terminations	—	(6,792)
Gain from sale of equity method investment	—	(15,769)
Equity in losses of investee	—	7,528
Other non-cash operating activities	10,402	13,342
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(101,888)	(95,566)
Inventories	(11,774)	(40,775)
Prepaid expenses and other assets	(28,251)	(14,826)
Accounts payable	21,837	1,343
Accrued and other long-term liabilities	(28,343)	31,089
Long-term income tax payable	119	13,425
Deferred revenues	128,585	138,072
Net cash provided by operating activities	280,756	529,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(420,788)	—
Purchase of property, plant and equipment	(101,757)	(107,157)
Purchase of marketable securities	(5,341)	(588,805)
Proceeds from maturities of marketable securities	42,641	211,829
Proceeds from sales of marketable securities	278,817	194,677
Repayment on unsecured promissory note	17,828	13,185
Other investing activities	1,760	(14,062)
Net cash used in investing activities	(186,840)	(290,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	20,314	17,907
Common stock repurchases	—	(299,504)
Payroll taxes paid upon the vesting of equity awards	(48,674)	(55,793)
Purchase of finance lease	—	(45,773)
Net cash used in financing activities	(28,360)	(383,163)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(568)	(2,098)
Net increase (decrease) in cash, cash equivalents, and restricted cash	64,988	(146,501)
Cash, cash equivalents, and restricted cash at beginning of the period	551,134	637,566
Cash, cash equivalents, and restricted cash at end of the period	$616,122	$491,065
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and nine months ended September 30, 2020 and 2019, our comprehensive income for the three and nine months ended September 30, 2020 and 2019, our financial position as of September 30, 2020, our stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the December 31, 2019 audited financial statements. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K. As a result of our exocad Global Holdings GmbH (“exocad”) acquisition, we have added or amended relevant significant accounting policies as described below. Refer to Note 4 “Business Combination” of the Notes to Condensed Consolidated Financial Statements for additional details on the exocad acquisition which is included in our Imaging Systems and CAD/CAM Services (“Systems and Services”) reportable segment.

Business Combinations

We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. When determining the fair value of assets acquired and liabilities assumed, management is required to make certain estimates and assumptions, especially with respect to intangible assets. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycle. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Revenue Recognition - Systems and Services

We sell intraoral scanners and computer-aided design/computer-aided manufacturing (“CAD/CAM”) services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/

or extended warranty, we allocate revenues based on the respective standalone selling price (“SSP”) of the scanner and the subscription service. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment of the scanner, as that is when we deem the customer to have obtained control. CAD/CAM services, where sold separately, include the initial software license and maintenance and support. We allocate revenues based upon the respective SSPs of the software license and the maintenance and support. We estimate the SSP of each element using historical prices. Revenues related to the software license are recognized upfront and revenues related to the maintenance and support are recognized over time. For both scanner and service sales, most consideration is collected upfront and in cases where there are payment plans, consideration is collected within one year and, therefore, there are no significant financing components.

Certain Risks and Uncertainties

Due to the COVID-19 pandemic, we are subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As the COVID-19 pandemic continues to be a global issue, we may make changes to these estimates and judgments, which could result in meaningful impacts to our financial statements in future periods. The extent and duration of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict and the response to the pandemic is rapidly evolving. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions or limitations, changes in manufacturing efficiency and capacity constraints caused by uneven or rapid changes in demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by us or our customers. Additionally, the uncertainty of future results and cash flows may impact our significant assumptions and estimates including the collectability of accounts and other receivables and realization of our deferred tax assets. The extent to which the COVID-19 pandemic may continue to materially impact our financial condition, liquidity, or results of operations is uncertain for all of the foregoing reasons stated above and many others directly and indirectly related to the virus and efforts to contain its spread.

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard in the first quarter of fiscal year 2020 which did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

(ii) Recent Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” to enhance and simplify various aspects of the income tax accounting guidance. The amendment removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures; however, we anticipate the adoption of the guidance will not have a material impact to our consolidated financial statements and related disclosures.

Note 2. Investments and Fair Value Measurements

Marketable Securities

We have no short-term or long-term marketable securities as of September 30, 2020.

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

Cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We had no short-term marketable securities that have been in a continuous material unrealized loss position for greater than twelve months as of December 31, 2019. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material for the three and nine months ended September 30, 2020 and 2019. For the three and nine months ended September 30, 2020 and 2019, realized gains or losses were not material.

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

Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

Description	Balance as of September 30, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$285,228	$285,228	$—	$—
Prepaid expenses and other current assets:
Israeli funds	3,399	—	3,399	—
Current unsecured promissory note	14,505	—	—	14,505
	$303,132	$285,228	$3,399	$14,505

Description	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$236,923	$236,923	$—	$—
Short-term investments:
Corporate bonds	211,006	—	211,006	—
Commercial paper	14,426	—	14,426	—
U.S. government treasury bonds	70,650	70,650	—	—
U.S. government agency bonds	22,101	—	22,101	—
Certificates of deposit	19	—	19	—
Prepaid expenses and other current assets:
Israeli funds	3,226	—	3,226	—
Current unsecured promissory note	25,005	—	—	25,005
Other assets:
Long-term unsecured promissory note	7,328	—	—	7,328
	$590,684	$307,573	$250,778	$32,333

The unsecured promissory note that was entered into in 2019 with SmileDirectClub, LLC (“SDC”) is classified as Level 3 in our fair value hierarchy as financial information of third parties may not be timely available and consequently we estimate the fair value based on the best available information at the measurement date. The original amount of the note was $54.2 million which has decreased due to payments received. Refer to Note 6 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

Investments in Privately Held Companies

Our investments in equity securities of privately held companies without readily determinable fair values were $2.1 million and $5.9 million as of September 30, 2020 and December 31, 2019, respectively, and are reported as nonrecurring investments within other assets in our Condensed Consolidated Balance Sheet. Our investments in equity securities are considered Level 3 in the fair value hierarchy since the investments are in private companies without quoted market prices and we adjust the carrying value based on observable price changes. During the nine months ended September 30, 2020 and September 30, 2019, we recorded impairment losses of $3.8 million and $4.0 million, respectively, resulting from observable price changes.

Derivatives Not Designated as Hedging Instruments

Recurring foreign currency forward contracts

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended September 30, 2020 and 2019, we recognized net losses of $12.1 million and net gains of $10.1 million, respectively, and during the nine months ended September 30, 2020 and 2019, we recognized net gains of $0.6 million and $10.5 million, respectively. As of September 30, 2020 and December 31, 2019, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Local Currency Amount	Notional Contract Amount (USD)
Chinese Yuan	¥1,075,000	$158,198
Euro	€127,000	148,852
Canadian Dollar	C$77,000	57,570
British Pound	£29,200	37,524
Japanese Yen	¥3,385,000	32,042
Brazilian Real	R$112,500	19,899
Israeli Shekel	ILS53,000	15,441
Mexican Peso	M$140,000	6,266
Australian Dollar	A$6,900	4,925
Swiss Franc	CHF4,000	4,343
		$485,060

	December 31, 2019
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€97,000	$108,870
Chinese Yuan	¥431,000	60,702
Canadian Dollar	C$52,000	39,802
British Pound	£28,000	36,770
Brazilian Real	R$130,000	32,185
Japanese Yen	¥3,000,000	27,604
Israeli Shekel	ILS63,700	18,439
Mexican Peso	M$140,000	7,398
Australian Dollar	A$3,000	2,101
		$333,871

Other foreign currency forward contract

Prior to the closing of the exocad acquisition on April 1, 2020, we entered into a Euro foreign currency forward contract with a notional contract amount of €376.0 million. During the nine months ended September 30, 2020, we recognized a $10.2 million loss within other income (expense), net in our Condensed Consolidated Statement of Operations.

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$70,659	$54,947
Work in process	26,167	30,974
Finished goods	26,267	26,130
Total inventories	$123,093	$112,051

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Tax related receivables	$55,162	$41,252
Current promissory note and related interest receivable [1]	14,552	25,005
Prepaid software and maintenance	13,598	7,128
Others	25,264	29,065
Total prepaid expenses and other current assets	$108,576	$102,450

1Refer to Note 6“Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for more information.

Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and benefits	$126,112	$162,486
Accrued expenses	63,117	55,529
Accrued property, plant and equipment	25,597	9,167
Current operating lease liabilities	20,674	15,737
Accrued professional fees	19,112	10,410
Accrued income taxes	15,539	14,130
Others	48,320	52,499
Total accrued liabilities	$318,471	$319,958

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

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$11,205	$8,551
Charged to cost of net revenues	8,047	9,429
Actual warranty expenditures	(8,229)	(7,178)
Balance at end of period	$11,023	$10,802

Deferred revenues consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred revenues - current	$684,139	$563,762
Deferred revenues - long-term [1]	$46,986	$35,503

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended September 30, 2020 and 2019, we recognized $734.1 million and $607.3 million of revenue, respectively, of which $99.6 million and $70.1 million was included in the deferred revenues balance at December 31, 2019 and 2018, respectively.

During the nine months ended September 30, 2020 and 2019, we recognized $1.6 billion and $1.8 billion of revenue, respectively, of which $263.3 million and $207.0 million was included in the deferred revenues balance at December 31, 2019 and 2018, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of September 30, 2020 were $744.7 million. These performance obligations are expected to be recognized over the next one to five years.

Note 4. Business Combination

On April 1, 2020 (the “acquisition date”), we completed the acquisition of privately-held exocad for a total purchase consideration of $430.0 million and exocad became a wholly-owned subsidiary. exocad is a German dental CAD/CAM software company that offers fully integrated workflows to dental labs and dental practices. We believe the synergies from the acquisition will strengthen our digital platform by adding exocad’s expertise in restorative dentistry, implantology, guided surgery, and smile design to extend our digital solutions and pave the way for new, seamless cross-discipline dentistry in the lab and at chairside.

The total purchase consideration consisted of the following (in thousands):

Cash paid to exocad stockholders	$412,287
Cash paid to settle exocad’s bank debt	17,691
Total purchase consideration paid	$429,978

The preliminary allocation of purchase price to assets acquired and liabilities assumed which is subject to change within the measurement period is as follows (in thousands):

Goodwill	$340,181
Identified intangible assets	118,700
Cash and cash equivalents	9,190
Deferred tax liabilities	(35,419)
Other assets (liabilities), net	(2,674)
Total	$429,978

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of this goodwill is deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present. We allocated approximately $296.7 million of goodwill to our Systems and Services reporting unit (formerly the "Scanner and Services" reporting unit prior to its renaming during the second quarter of 2020) and approximately $43.5 million of the goodwill to our Clear Aligner reporting unit (Refer to Note 5 "Goodwill and Intangible Assets" of the Notes to Condensed Consolidated Financial Statements for additional details). Our reporting units are the same as our operating segments. Acquisition related costs are recognized separately from the business combination and expensed as incurred.

The following table presents details of the identified intangible assets acquired (in thousands, except years):

	Weighted Average Amortization Period (in years)	Fair Value
Intangible assets subject to amortization:
Existing technology	10	$87,000
Customer relationships	10	21,500
Tradenames	7	9,800
Intangible assets not subject to amortization:
In-process Research and Development (“IPR&D”)	N/A	400
Total intangible assets		$118,700

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

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2020, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2019	$63,924	$—	$63,924
Additions from exocad acquisition[1]	43,500	296,681	340,181
Adjustments [2]	2,695	20,542	23,237
Balance as of September 30, 2020	$110,119	$317,223	$427,342

1 Includes goodwill adjustments within the measurement period (up to one year from acquisition date). Refer to Note 4 "Business Combination" of the Notes to Condensed Consolidated Financial Statements for additional details.
2 Adjustments related to foreign currency translation within the measurement period

During the fourth quarter of fiscal 2019, we performed our annual goodwill impairment testing and found no impairment as the fair value of our Clear Aligner reporting unit was significantly in excess of the carrying value.

Intangible Long-Lived Assets

Acquired intangible long-lived assets are being amortized as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2020	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2020
Trademarks and tradenames	10	$16,900	$(2,849)	$(4,179)	$9,872
Existing technology	10	99,600	(10,603)	(4,328)	84,669
Customer relationships	11	55,000	(20,876)	(10,751)	23,373
Other [1]	5	14,913	(11,885)	—	3,028
		$186,413	$(46,213)	$(19,258)	120,942
Foreign currency translation					7,662
Total intangible assets [2]					$128,604

1 Includes reacquired rights, patents and other intangible assets
2 Refer to Note 4 "Business Combination" of the Notes to Condensed Consolidated Financial Statements for additional details on intangible assets from our exocad acquisition.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2019	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2019
Trademarks	15	$7,100	$(2,045)	$(4,179)	$876
Existing technology	13	12,600	(5,831)	(4,328)	2,441
Customer relationships	11	33,500	(18,405)	(10,751)	4,344
Reacquired rights	3	7,500	(7,059)	—	441
Patents	8	6,796	(3,165)	—	3,631
Other	2	618	(583)	—	35
Total intangible assets		$68,114	$(37,088)	$(19,258)	$11,768

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2020 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2020	$3,907
2021	15,622
2022	14,366
2023	13,745
2024	12,805
Thereafter	60,497
Total	$120,942

Amortization expense for the three months ended September 30, 2020 and 2019 was $4.1 million and $1.5 million, respectively, and amortization expense for the nine months ended September 30, 2020 and 2019 was $9.5 million and $4.5 million, respectively.

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

As a result of the arbitrator’s decision regarding SDC announced on March 5, 2019, we were ordered to tender our SDC equity interest by April 3, 2019 for a purchase price equal to the “capital account” balance as of October 31, 2017 under the terms of the investment. In April 2019, based on the “capital account” value provided by SDC, we entered into an unsecured promissory note with SDC to receive $54.2 million through February 1, 2021 in exchange for the tender of our membership interests. As a result, we derecognized the equity method investment balance of $38.4 million in exchange for an unsecured promissory note of $54.2 million and we recorded the difference of $15.8 million as a gain in the second quarter of 2019 in other income in our Condensed Consolidated Statement of Operations. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance. The arbitration proceeding remains pending (Refer to Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for SDC legal proceedings discussion). As of September 30, 2020, the unsecured promissory note had a remaining current balance of $14.5 million.

Note 7. Credit Facility

On July 21, 2020 we entered into a new credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 (“2020 Credit Facility”), replacing our previous credit facility which provided for a $200.0 million revolving line of credit with a $50.0 million letter of credit. The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of September 30, 2020, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements.

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

Note 9. Legal Proceedings

2018 Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock between July 25, 2018 and October 24, 2018. The complaint generally alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock between April 25, 2018 and October 24, 2018. On November 29, 2019, the lead plaintiff filed an amended consolidated complaint against Align and two of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock from May 23, 2018 and October 24, 2018. On September 9, 2020, Defendants’ motion to dismiss the amended consolidated complaint was granted in part and denied in part. On September 24, 2020, the Court stayed the case until otherwise ordered to allow the parties time to pursue private mediation. Align believes these remaining claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2019 Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California which were later consolidated, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaints are similar to those asserted in the 2018 Securities Class Action Lawsuit, but the complaints assert various state law causes of action, including for breaches of fiduciary duty, insider trading, and unjust enrichment. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. The consolidated action has been stayed pending final disposition of the 2018 Securities Class Action Lawsuit.

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those in the derivative suits described above. The matter has been similarly stayed pending final disposition of the 2018 Securities Class Action Lawsuit.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock between April 24, 2019 and July 24, 2019. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. A motion to dismiss the amended complaint was filed on September 18, 2020. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

These lawsuits included four separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Three of the cases are active, and one was voluntarily dismissed by Align. Certain of Align’s asserted patents in the Delaware actions were found invalid by the District Court judge.

On May 9, 2018, and June 14, 2018, 3Shape filed separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of two 3Shape patents. On August 19, 2019, the Court consolidated the two actions, and on August 30, 2019, 3Shape filed an amended complaint alleging infringement of a third patent.

In December 2018, Align filed three additional patent infringement lawsuits asserting 10 additional patents against 3Shape. On December 10, 2018, Align filed one Section 337 complaint with the ITC alleging that 3Shape violates U.S. trade laws by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On April 30, 2020, an Administrative Law Judge (“ALJ”) issued an initial determination that 3Shape infringed on 7 of the 9 patent claims asserted by Align, found valid 6 of the 9 claims asserted by Align, and found a violation of Section 337 stemming from 3Shape’s infringement of 4 claims in 2 of Align’s asserted patents. The ALJ recommended an exclusion order and cease and desist order be entered against 3Shape’s unlawful importation. The Initial Determination is now subject to review by the Commissioners at the ITC. The current deadline for completing the investigation is November 2, 2020.

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

On October 19, 2020, Align filed a complaint in the U.S. District Court for the Western District of Texas alleging patent infringement by 3Shape’s intraoral scanners and associated software products. 3Shape has not yet responded to the complaint.

3Shape has sought to invalidate certain of Align’s patents through petitions for inter partes review proceedings. Align disputes 3Shape’s positions and intends to vigorously defend the validity of its patent rights.

Each of the District Court patent infringement complaints seek monetary damages and/or injunctive relief against further infringement. Trial dates in the District Court cases are uncertain given the ongoing pandemic.

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

Simon & Simon

On June 5, 2020, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action in the United States District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Prior to filing in the Northern District of California, on May 4, 2020, Plaintiff voluntarily dismissed a similar action in the U.S. District Court for the District of Delaware after the Magistrate Judge recommended that its complaint be dismissed. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On September 9, 2020, Align moved to dismiss Plaintiffs’ amended complaint. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

SDC Dispute

In April 2018, the SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the “SDC Entities”) initiated confidential arbitration proceedings against Align. During December 2018, the parties participated in binding arbitration proceedings and presented closing arguments on January 23, 2019. In an award dated March 4, 2019, (“Award”) an arbitrator found that Align breached a restrictive covenant and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. As part of the Award, Align was enjoined from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners, and enjoined from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of specified aspects of the restrictive covenant to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, to be determined in accordance with the applicable provisions of the SDC Operating Agreements. No financial damages were awarded to the SDC Entities. The Circuit Court for Cook County, Illinois confirmed the Award on April 29, 2019.

As required by the Award, Align tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance. Align disputes that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017 as required by the SDC Operating Agreements and the Award. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination. That arbitration proceeding remains pending and a hearing is currently expected to occur in December 2020. Relatedly, the SDC Entities filed a contempt petition with the Illinois court which confirmed the Award, asserting that Align had no right to contest the “capital account” determination as made by the SDC Entities. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities. The SDC Entities have appealed the denial of the contempt petition, and that appeal remains pending.

On August 19, 2019, the SDC Entities filed a separate confidential arbitration proceeding alleging that Align has violated a restrictive covenant applicable to the members of the SDC Entities by virtue of Align’s alleged dealings with a third-party claimed to be a competitor of the SDC Entities. On April 27, 2020, the SDC Entities filed an amended arbitration demand, which additionally asserts that Align’s alleged dealings with a third-party constitute contempt of the Award. Align denies and intends to vigorously defend itself against all asserted allegations. On September 30, 2020, SDC announced that it was withdrawing its claim for damages in this arbitration proceeding, and that it would instead seek injunctive and equitable relief. That arbitration proceeding remains pending and a hearing is currently expected to occur in March 2021.

On August 27, 2020, Align initiated a confidential arbitration proceeding against the SDC entities before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint states that the SDC Entities breached the Supply Agreement’s terms, causing damages to Align in an amount to be determined.

Align is currently unable to predict the outcome of these disputes and therefore cannot determine the likelihood of loss or success nor estimate a range of possible loss or success, if any.

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

Note 10. Commitments and Contingencies

Other Commitments

On October 3, 2019, we entered into a Promotional Rights Agreement (the “Agreement”) with NFL Properties LLC for $36.0 million which includes certain advertising and media coverage. As of September 30, 2020, we had a remaining commitment of $32.5 million which is expected to be paid through 2023.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

Note 11. Stockholders’ Equity

Summary of Stock-Based Compensation Expense

As of September 30, 2020, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 4,617,148 shares are available for issuance.

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to our stock-based awards and employee stock purchase plans for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of net revenues	$1,247	$1,354	$3,485	$3,744
Selling, general and administrative	19,951	19,394	58,284	54,321
Research and development	4,031	3,428	11,394	9,622
Total stock-based compensation	$25,229	$24,176	$73,163	$67,687

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. A summary for the nine months ended September 30, 2020 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2019	696	$190.60
Granted	298	266.07
Vested and released	(308)	150.22
Forfeited	(34)	233.59
Unvested as of September 30, 2020	652	$241.90	1.4	$213,410

As of September 30, 2020, we expect to recognize $113.4 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.4 years.

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

A summary for the nine months ended September 30, 2020 is as follows:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2019	244	$331.35
Granted	156	242.04
Vested and released	(173)	120.39
Unvested as of September 30, 2020	227	$430.50	1.4	$74,391

As of September 30, 2020, we expect to recognize $39.0 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.4 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of September 30, 2020, we have 325,665 shares available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	1.0	1.5	1.0	1.4
Expected volatility	71.7%	52.0%	55.0%	50.1%
Risk-free interest rate	0.1%	1.8%	0.9%	2.2%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$117.32	$80.42	$96.94	$86.02

As of September 30, 2020, there was $4.9 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.5 year.

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

As of September 30, 2020, we have $100.0 million available for repurchase under the May 2018 Repurchase Program.

Note 13. Accounting for Income Taxes

During the nine months ended September 30, 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss subsidiary, where our Europe, Middle East and Africa (“EMEA”) regional headquarters is located beginning January 1, 2020. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the nine months ended September 30, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory.

Our provision for income taxes was $45.2 million and $25.9 million for the three months ended September 30, 2020 and 2019, representing effective tax rates of 24.5% and 20.2%, respectively. Our benefit from income taxes was $1,452.5 million for the nine months ended September 30, 2020 and our provision for income taxes was $77.8 million for the nine months ended September 30, 2019, representing effective tax rates of (883.5)% and 19.1%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended September 30, 2020 primarily due to the recognition of additional tax expense resulting from state tax and non-deductible expenses in the U.S., partially offset by the recognition of a tax benefit for the release of certain unrecognized tax benefits following the settlement of an Internal Revenue Service (“IRS”) income tax audit for years 2015 and 2016. Our effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended September 30, 2020 mainly as a result of the recognition of tax benefits related to the intra-entity transfer of certain intellectual property rights and fixed assets mentioned above. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2019 mainly as a result of certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates and the recognition of excess tax benefits related to stock-based compensation, partially offset by non-deductible officers’ compensation.

The increase in our effective tax rate for the three months ended September 30, 2020 compared to the same period in 2019 is primarily attributable to reduced tax benefit of certain foreign earnings being taxed at lower tax rates and tax benefits recorded last year related to certain statute of limitations expirations and adjustments for prior years that did not recur in 2020, offset in part by a tax benefit recorded this quarter for the release of certain unrecognized tax benefits following the settlement of an IRS income tax audit for years 2015 and 2016. The decrease in our effective tax rate for the nine months ended

September 30, 2020 compared to the same period in 2019 is primarily attributable to the recognition of a deferred tax asset related to the intra-entity transfer of certain intellectual property rights during the nine months ended September 30, 2020.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. We are no longer subject to U.S. federal tax examination for years before 2017 and U.S. state tax examination for years before 2015. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2013.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $47.0 million and $46.7 million as of September 30, 2020 and December 31, 2019, respectively, a material amount of which would impact our effective tax rate if recognized. Total interest and penalties accrued as of September 30, 2020 was not material. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. During the three months ended September 30, 2020, we recognized $8.7 million of previously unrecognized tax benefits through our effective tax rate due to the settlement of the IRS audit for tax years 2015 and 2016. We do not anticipate the total unrecognized tax benefits will change significantly within the next 12 months due to settlement of audits nor expiration of statutes of limitations.

Our total deferred tax liabilities were $36.8 million as of September 30, 2020, which were primarily related to the intangible assets from our exocad acquisition. Our deferred tax liabilities as of December 31, 2019 were not material.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$139,371	$102,524	$1,616,900	$321,514
Denominator:
Weighted average common shares outstanding, basic	78,824	79,332	78,729	79,709
Dilutive effect of potential common stock	339	493	349	688
Total shares, diluted	79,163	79,825	79,078	80,397

Net income per share, basic	$1.77	$1.29	$20.54	$4.03
Net income per share, diluted	$1.76	$1.28	$20.45	$4.00

Anti-dilutive potential common shares [1]	65	398	66	25

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 15. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$43,147	$14,331
Issuance of promissory note in exchange for sale of equity method investment	$—	$54,154
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,384	$21,186
Investing cash flows from finance leases [1]	$—	$10,896
Financing cash flows from finance leases	$—	$45,773
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$44,915	$26,395
Finance leases	$—	$51,064

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

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, OrthoCAD services and ancillary products, as well as exocad’s CAD/CAM software solution that integrates workflows to dental labs and dental practices.

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues
Clear Aligner	$620,764	$516,265	$1,400,716	$1,482,172
Systems and Services	113,380	91,076	236,705	274,837
Total net revenues	$734,144	$607,341	$1,637,421	$1,757,009
Gross profit
Clear Aligner	$463,747	$379,202	$1,007,605	$1,096,702
Systems and Services	70,341	58,352	145,167	175,237
Total gross profit	$534,088	$437,554	$1,152,772	$1,271,939
Income from operations
Clear Aligner	$261,774	$211,952	$467,078	$614,622
Systems and Services	34,912	32,760	52,194	100,286
Unallocated corporate expenses	(119,617)	(117,560)	(345,285)	(323,565)
Total income from operations	$177,069	$127,152	$173,987	$391,343
Depreciation and amortization
Clear Aligner	$10,413	$9,306	$30,231	$27,851
Systems and Services	5,092	1,987	11,882	5,349
Unallocated corporate expenses	8,981	8,413	26,656	23,994
Total depreciation and amortization	$24,486	$19,706	$68,769	$57,194
Impairments and other (gains) charges
Clear Aligner	$—	$(6,792)	$—	$22,990
Total impairments and other (gains) charges	$—	$(6,792)	$—	$22,990
Litigation settlement gain
Clear Aligner	$—	$—	$—	$(51,000)
Total litigation settlement gain	$—	$—	$—	$(51,000)

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes and equity losses of investee (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total segment income from operations	$296,686	$244,712	$519,272	$714,908
Unallocated corporate expenses	(119,617)	(117,560)	(345,285)	(323,565)
Total income from operations	177,069	127,152	173,987	391,343
Interest income	329	3,478	2,788	9,576
Other income (expense), net	7,147	(2,211)	(12,368)	5,935
Net income before provision for (benefit from) income taxes and equity in losses of investee	$184,545	$128,419	$164,407	$406,854

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues [1]:
United States	$332,414	$286,050	$744,978	$861,710
Switzerland [2]	219,910	—	512,681	—
The Netherlands [2]	—	173,926	—	540,858
China	76,825	63,636	142,927	151,075
Other International	104,995	83,729	236,835	203,366
Total net revenues	$734,144	$607,341	$1,637,421	$1,757,009

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

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	September 30, 2020	December 31, 2019
Long-lived assets [1]:
Switzerland [2]	$241,782	$7,755
United States	178,767	164,451
China	107,042	73,174
Costa Rica	99,000	82,083
The Netherlands [2]	855	226,286
Other International	159,597	134,225
Total long-lived assets	$787,043	$687,974

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets, our beliefs regarding digital dentistry and its potential to impact our business, our expectations for the impact of the exocad acquisition, our beliefs regarding the potential for clinical solutions and their utilization to increase sales of our Invisalign system as well as the complementary products and solutions themselves, our expectations regarding product mix and product adoption, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our intraoral scanner sales in international markets, our expectations regarding the productivity impact additional sales representatives will have on our sales and the impact of specialization of those representatives in sales channels, our expectations regarding the continued expansion of our international markets, including our expectation that international revenues will grow at a faster rate than Americas for the foreseeable future, our expectation regarding customer and consumer purchasing behavior, including expectations related to the consumer demand environment in China especially for U.S. based products and services, our expectations regarding competition, our expectations regarding the implications of the COVID-19 pandemic and the health, safety and economic recovery from it, on the global economy, the businesses of our customers, and us, including our preparedness to react to changing circumstances and overall on our revenues, results of operations and financial condition, our expectations for our expenses and capital expenditures in particular, the actions we will take to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash balances and borrowing capacity, our expectations regarding potential additional litigation with SDC Financial LLC and certain affiliates regarding the “capital account” balance and other matters, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

Align Technology, Inc. (“We”, “Our”, “Align”) is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners, iTero® intraoral scanners and services for orthodontics, and restorative and aesthetic dentistry, and exocad® computer-aided design and computer-aided manufacturing ("CAD/CAM") software for dental laboratories and dental practitioners. Align’s products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect and the results patients desire. Our goal is to establish clear aligners as the principal solution for the treatment of malocclusions and our Invisalign clear aligners as the treatment solution of choice by orthodontists, general dental practitioners and patients globally. To date, over 9.0 million people worldwide have been treated with our Invisalign System.

To encourage consumers to treat malocclusions with clear aligners under the direction and supervision of licensed dental professionals, we bring to market solutions that we believe will strengthen our digital dental platform for doctors, labs and partners, including establishing the iTero intraoral scanner and related services as the preferred 3D digital scanning solution and integrating newly acquired CAD/CAM solutions and workflows into the markets for clear aligner orthodontics and dental restorative treatments. We intend to continue focusing on these efforts through execution of our strategic growth drivers. For a further description of our strategic growth drivers, please review the Business Strategy section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020.

The successful execution of our business strategy may be affected by a number of factors including:

•New Technology, Products, and Feature Enhancements. We believe technological innovations allowing dental professionals to more quickly and accurately diagnose, plan and treat a wide range of cases from simple to complex combined with new and improved products drives greater treatment predictability, clinical applicability and ease of use for the dental professionals we serve; thereby supporting adoption of Invisalign treatment in their practices. Furthermore, we believe the digital revolution in dentistry is an important aspect of the experience for our customers and their patients, encouraging the utilization of our Invisalign solution and therefore comprising an important component of our digital approach.

▪Invisalign clear aligners: Since 2018, we have expanded our product portfolio and launched or announced various new offerings including our Invisalign treatment with Mandibular Advancement, Invisalign Go, Invisalign First and Invisalign Moderate. We also continue to increase the clinical efficacy and applicability of our products as exemplified most recently in the announcement of Invisalign G8 with SmartForce Aligner Activation. In each instance, we have broadened and strengthened our reach into key markets and demographics central to our strategic plans.

▪iTero Scanner: Over the last two years, we have expanded our intraoral digital scanning solutions and launched or announced several new offerings including the iTero Element, iTero Element Foundation and the iTero Element 5D Imaging system, for which we announced in March 2020 that we had obtained U.S. FDA 501(K) clearance and which we continue to release in additional countries, most recently Mexico. The clearance of the iTero Element 5D Imaging system in the U.S. markets and its release in other countries allows us to sell this unique solution that combines 3D data, intraoral color photos and NIRI images into a single, integrated scan improving doctor experiences and improving engagement opportunities and communications with their patients. The iTero Element 5D aids in the detection and monitoring of interproximal caries lesions above the gingiva without using harmful radiation.

•exocad: On April 1, 2020, we completed the acquisition of privately-held exocad Global Holdings GmbH (“exocad”), a German dental CAD/CAM software company that offers fully integrated workflows to dental labs and dental practices. We believe the acquisition strengthens our digital platform by adding exocad’s expertise in restorative dentistry, implantology, guided surgery, and smile design to extend our digital dental solutions and broadens the Align digital platform towards fully interdisciplinary end-to-end workflows dentistry in lab and at chairside. exocad also broadens our reach in digital dentistry with close to 200 partners and more than 35,000 licenses installed worldwide.

To further the transformation of dental and orthodontic practices from outdated manual and analog practices to end-to-end digital workflows, we recently introduced virtual solutions such as Invisalign® Virtual Appointment and Invisalign® Virtual Care; solutions that facilitate the safe, effective and successful treatment of patients by conveniently connecting doctors and their patients throughout their treatment plans.

•Invisalign Adoption. Our goal is to establish Invisalign clear aligners as the treatment of choice for treating malocclusion, ultimately driving increased product adoption and frequency of use by dental professionals, also known as “utilization rates.”

•For the third quarter of 2020, total Invisalign cases submitted with a digital scanner in the Americas increased to 83.2%, up from 78.8% in the third quarter of 2019 and international scans increased to 72.1%, up from 62.6% in the third quarter of 2019. For the third quarter of 2020, 94.9% of Invisalign cases submitted by North American orthodontists were submitted digitally. Our quarterly utilization rates for the last five quarters are as follows:

Invisalign Utilization Rates*
Cases per Doctor
26
24
22
20
18
16
14
12
10
8
6
4
2
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
North America-Ortho
North America-GP
International
Total

* Invisalign utilization rates are calculated by the number of cases shipped divided by the number of doctors to whom cases were shipped. Our International region includes Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). Latin America ("LATAM") is excluded from the above chart based on its immateriality to the quarter.

•Total utilization rate in the third quarter of 2020 increased to 7.1 cases per doctor compared to 6.1 cases per doctor in the third quarter of 2019.

▪North America: Utilization rate among our North American orthodontist customers increased to 24.1 cases per doctor in the third quarter of 2020 compared to 19.1 cases per doctor in the third quarter of 2019 and the utilization rate among our North American GP customers increased to 4.2 cases per doctor in the third quarter of 2020 compared to 3.5 cases per doctor in the third quarter of 2019.

▪International: International doctor utilization rate was 6.4 cases per doctor in the third quarter of 2020 compared to 5.5 cases in the third quarter of 2019.

We expect global utilization rates to steadily improve as doctors’ clinical confidence in the use of Invisalign clear aligners increases with advancements in products and technology and as patient and doctor demands for treatments that emphasize convenience and safety through fewer in office visits and less invasive and quicker treatments rise. In addition, the teenage and younger market makes up 75% of the approximately 12 million total orthodontic case starts each year, and as we continue to drive adoption by teenage and younger patients through sales and marketing programs, we expect utilization rates to improve. However, our utilization rates will fluctuate from period to period due to a variety of factors, which may include seasonal trends in our business, COVID-19-related preventative measures and adoption rates for new products and features.

•Number of New Invisalign Doctors Trained. We continue to expand our Invisalign customer base through the training of new doctors. During the nine months ended September 30, 2020, we trained 14,650 new Invisalign doctors of which 6,525 were trained in the Americas region and 8,125 in the International region. In 2019, we trained a total of 22,275 new Invisalign doctors, of which 9,765 were trained in the Americas region and 12,510 in the International region.

•International Invisalign Growth. Our future growth is dependent upon the continued penetration and expansion of Invisalign product usage in international markets. Accordingly, we continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals internationally. Starting with the outbreak and spread of COVID-19 in the first quarter of 2020, we experienced significant disruption and uncertainty to our business, employees, doctors’ practices, and the patterns and habits of their patients and consumers. While the most significant disruptions continued into the second quarter of 2020, their severity began to diminish in more recent months although significant uncertainties continue. For a further discussion of COVID-19 and its impact on our business, see the section entitled "COVID-19 Update" below. Prior to the impact of COVID-19, we experienced slower growth rates than prior periods in China which we believe were primarily due to the U.S.-China trade war and resulting economic uncertainty which caused headwind for consumer demand especially for consumption of luxury goods and considered purchases. We also believe there has been increased competitive activity from clear aligner suppliers. Notwithstanding these issues in China, we continue to see growth opportunities with international orthodontists and GP customers, particularly with adopters of digital dentistry platforms and as we continue to segment our sales and marketing resources and programs specifically around each customer channel. We continue to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in select country markets. For instance, we increased our sales presence in APAC in the first half of 2020 and will continue to strategically invest in regions as we deem appropriate for long-term success. We expect International revenues to grow at a faster rate than the Americas for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunities and our relatively low market penetration of these regions.

•Increasing Competition. Starting in the second quarter of 2019, we began experiencing slower adult case growth from North American orthodontists, reflecting a more competitive environment especially for the young adult demographic. Additionally, increased awareness of direct to consumer clear aligners and heavy advertising spend by those companies may have shifted business away from traditional dental practices. We also believe that doctors may choose to sample alternative products and/or take advantage of wires and brackets bundles that essentially give clear aligners away for free or at low prices. In the third quarter of 2019 we began increasing our investments with the goal of generating greater consumer demand starting with a new advertising campaign for North America. During the third quarter of 2020, our marketing and consumer engagement included social media campaigns targeting teens and mothers through social media influencers, becoming the Official Clear Aligner Sponsor of the National Football League and introducing Invisalign Stickables which patients can apply to their aligners as a fun and simple way to distinguish themselves and our products from the competition. We expect to make further investments to create additional demand for Invisalign treatment; driving more consumers to dental professionals for those treatments.

We also believe that investing in our sales teams is important to our success. The addition of sales representatives in APAC in 2020 follows other additions in the U.S. in 2019. We believe the realignment of our sales teams to focus on the channels they serve allows us to partner with doctors in more meaningful ways; allowing us to assess their specific needs and tailor plans for post-pandemic success that encourage increased adoption and engagement of a variety of products and services.

If, however, we are unable to compete effectively with existing products or respond effectively to any products developed by new or existing competitors, our business could be harmed.

COVID-19 Update

Since the first quarter of fiscal year 2020, our sales and results of operations have been markedly impacted first by the preventative measures implemented to slow the spread of COVID-19, including the complete closure or significantly reduced operations of dental practices and, more recently, the inconsistent pace and scale of recovery in various markets. By the end of the second quarter of 2020, dental practices across every region had largely reopened and were seeing patients, although at varying capacities as compared to pre-pandemic, with recovery in the Orthodontic channel leading the GP channel. As of the end of the third quarter of 2020, dental practices continued to recover although at capacities less than pre-pandemic levels. Additionally, in virtually all practices the effects of COVID-19 persist, typically in the form of additional preventative safety measures such as added sterilization requirements, increased costs for personal protective equipment and staggered patient visits intended to reduce the risks of cross contamination, each of which contribute to fewer patient visits per day.

To help doctors through the pandemic and to stimulate demand for our products and services during the recovery, we modified existing programs and implemented new promotions starting in the second quarter of 2020, some of which continued into all or part of the third quarter of 2020 and may currently remain in effect. For instance, to aid doctors during closures and to accelerate recovery as they began to reopen, we temporarily suspended certain subscription usage fees related to our iTero scanners, did not implement annual price increases on our various clear aligner products, encouraged doctors with patients in wires and brackets to switch to our Invisalign clear aligners, delayed accounts receivable collection efforts, allowed doctors to maintain their promotional status levels notwithstanding declining sales, increased advertising and launched new media campaigns, implemented new promotions and modified others, all in an effort to help our customers and accelerate our mutual return to normal operations. As a result of these efforts, for the nine months ended September 30, 2020, we recorded net revenues of $1.6 billion, a decrease of 6.8% compared to the same period in 2019. For the three months ended September 30, 2020, clear aligner case volume was 496.1 thousand, an increase of 28.7% compared to the same period in 2019 and for the three months ended September 30, 2020, Systems and Services net revenues increased by 24.5% compared to the same period in 2019.

In the short term, our business remains susceptible to the impact of the COVID-19 pandemic. On the one hand, our products may be viewed as discretionary purchases and therefore more susceptible to any global or regional recessions that may occur if unemployment or decreased consumer demand impacts specific industries or economies in general. Moreover, concerns about additional outbreaks of the virus and any efforts to slow or prevent a recurrence of its spread are likely to continue causing disruption and uncertainties in the markets, adversely impacting our customers and their patients for an indeterminate period of time. This in turn could impact our operations as purchasing decisions are delayed or lost, logistics complexities related to uneven or rapid changes in demand, sales and marketing efforts are postponed or prove ineffective, and inefficiencies in manufacturing operations as a consequence of fluctuating or unpredictable sales. On the other hand, we believe the pandemic emphasizes the benefits of digital dentistry and virtual appointments over traditional practice methods that require more frequent in office patient visits like manual adjustments of wires and brackets. We further believe that this will in turn motivate doctors to use more digital solutions such as Align’s products and services including the iTero scanner and Invisalign system.

As we assess the possible future short- and long-term impacts to our revenues, operations and financial condition from the COVID-19 pandemic, we are continually evaluating macroeconomic as well as industry-specific factors. For instance, among the many factors we continue to monitor are governmental and societal reactions to the virus, global and regional economic activity, unemployment and its potential impact on discretionary spending and health insurance coverage, patient reluctance or fear of exposure as a result of orthodontic or dental office visits, travel restrictions on employees, suppliers, customers and their patients and other external factors related to COVID-19 that are beyond our control. Furthermore, if the threat of further spread of COVID-19 occurs or the pace of recovery by dental practices is haphazard or inconsistent, there may be a substantial impact on our employees or suppliers, our operations, including our ability to timely obtain the materials needed to manufacture our products and manufacture and deliver those products to customers; any of which may cause our results of operations, financial condition and overall financial performance to be harmed. Furthermore, if our employees or their families are sickened by COVID-19, our ability to respond or mitigate the impact of COVID-19 may be adversely impacted.

Moreover, many of the measures we implemented to protect our employees from the spread of the virus remain in effect. For instance, many of our offices across the globe (including our corporate headquarters) remain underutilized as employees continue to work from home. We are also screening our employees, providing them with personal protective equipment, and altering work environments to facilitate social distancing, which has in the past and may in the future harm productivity.

Furthermore, our efforts to mitigate the impact of social distancing on our customers and their patients continue. These include moving most of our clinical education program critical to doctor engagement online, launching our Invisalign Virtual Appointment tool and launching the Invisalign Virtual Care Program.

The COVID-19 pandemic continues to impact our employees, customers and the global economy in unprecedented ways. We believe the markets we serve will continue to recover from the COVID-19 preventative measures at differing rates and times corresponding with regional outbreaks and recoveries. However, the strategic re-implementation of preventative COVID-19 measures in one or more of our principal markets, unemployment, the threat to domestic and international economies and other events beyond our control remains. Should any one or more events or circumstances previously mentioned or others occur or materially adversely increase or other unknown circumstances arise, they could materially impact our business and results of operations in the fourth quarter of 2020 and beyond.

Please refer to “Risk Factors” for further discussion of the impact of the COVID-19 pandemic on our business.

2020 Expenses

Overall, we expect expenses in 2020 to increase over 2019 levels; however, as a result of the financial impacts of COVID-19, we expect to control our discretionary spending, such as travel and meeting related expenses, and focus investments in the following key areas:

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

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, OrthoCAD services and ancillary products, as well as exocad’s CAD/CAM software solution that integrates workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and nine months ended September 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2020	2019	Net Change	% Change	2020	2019	Net Change	% Change
Clear Aligner revenues:
Americas	$304.1	$259.8	$44.4	17.1%	$683.0	$753.6	$(70.6)	(9.4)%
International	281.2	226.0	55.2	24.4%	632.3	637.4	(5.1)	(0.8)%
Non-case	35.4	30.5	4.9	16.2%	85.4	91.2	(5.8)	(6.3)%
Total Clear Aligner net revenues	$620.8	$516.3	$104.5	20.2%	$1,400.7	$1,482.2	$(81.5)	(5.5)%
Systems and Services net revenues	113.4	91.1	22.3	24.5%	236.7	274.8	(38.1)	(13.9)%
Total net revenues	$734.1	$607.3	$126.8	20.9%	$1,637.4	$1,757.0	$(119.6)	(6.8)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2020	2019	Net Change	% Change	2020	2019	Net Change	% Change
Americas	269.0	215.4	53.5	24.8%	583.5	641.3	(57.8)	(9.0)%
International	227.1	170.0	57.1	33.6%	493.9	482.0	11.9	2.5%
Total case volume	496.1	385.4	110.6	28.7%	1,077.4	1,123.3	(46.0)	(4.1)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2020, total net revenues increased by $126.8 million compared to the same period in 2019 primarily as a result of higher Clear Aligner and Systems and Services volumes across all regions. For the nine months ended September 30, 2020, total net revenues decreased by $119.6 million as compared to the same periods in 2019 primarily as a result of lower Clear Aligner volumes in the Americas region and lower Systems and Services net revenues in most regions.

Clear Aligner - Americas

For the three months ended September 30, 2020, Americas net revenues increased by $44.4 million as compared to the same period in 2019 primarily due to higher Clear Aligner volume which increased net revenues by $64.6 million. The volume increase was partially offset by lower ASP which decreased net revenues by $20.2 million. Lower ASP was primarily a result of higher promotional discounts which decreased net revenues by $9.0 million and unfavorable foreign exchange rates which lowered net revenues by $5.4 million in addition to higher net deferrals and unfavorable product mix shift to lower priced products.

For the nine months ended September 30, 2020, Americas net revenues decreased by $70.6 million as compared to the same period in 2019 primarily due to lower Clear Aligner volume that decreased net revenues by $68.0 million in addition to slightly lower ASP. The ASP was slightly lower as a result of higher promotional discounts which reduced net revenues by $28.8 million and unfavorable foreign exchange rates reduced net revenues by $9.4 million; however, these were mostly offset by the July 2019 price increases which contributed $18.7 million to net revenues in addition to lower net deferrals and a product mix shift towards products with higher ASP, primarily driven by decreased SDC revenues which carried a lower ASP.

Clear Aligner - International

For the three months ended September 30, 2020, International net revenues increased by $55.2 million as compared to the same period in 2019 primarily due to increased Clear Aligner volume which increased revenues by $75.9 million. The volume increase was partially offset by lower ASP, which decreased revenues by $20.7 million. Lower ASP was as a result of higher promotional discounts which reduced net revenues by $21.5 million, higher net deferrals which decreased net revenues by $7.2 million along with a product mix shift towards lower priced products. The reductions in net revenues were partially offset by favorable foreign exchange rates which increased net revenues by $6.7 million and the July 2019 price increases across most products which increased net revenues.

For the nine months ended September 30, 2020, International net revenues decreased by $5.1 million as compared to the same period in 2019 primarily due to lower ASP which reduced net revenues by $20.7 million. Lower ASP was the result of higher promotional discounts that reduced net revenues by $37.8 million along with a product mix shift towards lower priced products; however, these reductions were partially offset by July 2019 price increases across most products along with a benefit from going direct in several additional countries and therefore we now recognize direct sales at full ASP rather than the discounted distributor ASP, which increased net revenues by $18.3 million. The reduction in net revenues due to lower ASP was partially offset by higher Clear Aligner volume which increased net revenue by $15.7 million.

Clear Aligner - Non-Case

For the three months ended September 30, 2020, non-case net revenues increased by $4.9 million as compared to the same period in 2019 primarily due to increased Vivera volume across all regions. For the nine months ended September 30, 2020, non-case net revenues decreased by $5.8 million as compared to the same period in 2019 primarily due to decreased training revenues across all regions.

Systems and Services

For the three months ended September 30, 2020, Systems and Services net revenues increased by $22.3 million as compared to the same period in 2019 primarily due to a higher number of scanners recognized which increased net revenues by $16.6 million, partially offset by lower scanner ASP decreasing net revenues by $10.1 million. The ASP decrease was mostly due to higher promotional discounts and an increase in the number of scanner contracts that included multiple years of service. The ASP decreases were partially offset by a product mix shift to higher priced scanners. In addition, iTero service revenues and the addition of exocad’s CAD/CAM revenues from our acquisition increased net revenues by $15.8 million.

For the nine months ended September 30, 2020, Systems and Services net revenues decreased by $38.1 million as compared to the same period in 2019 primarily due to a lower number of scanners recognized which decreased net revenues by $45.3 million and a lower scanner ASP which decreased net revenues by $16.6 million. The ASP decrease was mostly due to higher promotional discounts partially offset by product mix shift to higher priced scanners. These decreases were partially offset by higher iTero service revenues mostly due to a larger scanner install base and the addition of exocad’s CAD/CAM revenues from our acquisition which combined, increased net revenues by $23.8 million.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Clear Aligner
Cost of net revenues	$157.0	$137.1	$20.0	$393.1	$385.5	$7.6
% of net segment revenues	25.3%	26.5%		28.1%	26.0%
Gross profit	$463.7	$379.2	$84.5	$1,007.6	$1,096.7	$(89.1)
Gross margin %	74.7%	73.5%		71.9%	74.0%
Systems and Services
Cost of net revenues	$43.0	$32.7	$10.3	$91.5	$99.6	$(8.1)
% of net segment revenues	38.0%	35.9%		38.7%	36.2%
Gross profit	$70.3	$58.4	$12.0	$145.2	$175.2	$(30.1)
Gross margin %	62.0%	64.1%		61.3%	63.8%
Total cost of net revenues	$200.1	$169.8	$30.3	$484.6	$485.1	$(0.4)
% of net revenues	27.3%	28.0%		29.6%	27.6%
Gross profit	$534.1	$437.6	$96.5	$1,152.8	$1,271.9	$(119.2)
Gross margin %	72.7%	72.0%		70.4%	72.4%

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

Clear Aligner

For the three months ended September 30, 2020, our gross margin percentage increased as compared to the same period in 2019 primarily due to manufacturing efficiencies resulting in lower costs per case and higher training margins which was offset in part by lower ASP.

For the nine months ended September 30, 2020, our gross margin percentage decreased as compared to the same period in 2019 primarily due to an increase in aligners per case driven by additional aligners, higher manufacturing spend partially driven by operational expansion activities and lower ASP which was offset in part by manufacturing efficiencies.

Systems and Services

For the three months ended September 30, 2020, our gross margin percentage decreased compared to the same period in 2019 primarily driven by lower ASP and higher freight costs which was offset in part by product mix shift towards products with higher margins in addition to higher service revenues.

For the nine months ended September 30, 2020, our gross margin percentage decreased compared to the same period in 2019 primarily driven by lower ASP and a decrease in manufacturing volumes which was offset in part by higher service revenues.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Selling, general and administrative	$312.5	$277.5	$35.0	$852.4	$792.6	$59.8
% of net revenues	42.6%	45.7%		52.1%	45.1%

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

For the three months ended September 30, 2020, selling, general and administrative expense increased compared to the same period in 2019 primarily due to higher compensation related costs of $34.2 million mainly from increased headcount resulting in higher salaries expense, fringe benefits and incentive compensation, in addition to higher equipment, software and maintenance expenses of $6.4 million and higher advertising and marketing costs of $5.9 million. These increases were partially offset by a decrease in travel related costs of $8.0 million due to the impact of COVID-19 and lower legal and outside service costs of $3.5 million.

For the nine months ended September 30, 2020, selling, general and administrative expense increased compared to the same period in 2019 primarily due to higher compensation related costs of $43.8 million mainly from increased headcount resulting in higher salaries expense, fringe benefits and stock-based compensation partially offset by lower incentive compensation. We also incurred higher equipment, software and maintenance costs of $19.7 million, higher advertising and marketing costs of $6.6 million and higher legal and outside service costs of $6.0 million which included transaction costs related to our acquisition of exocad. These increases were partially offset by a decrease in travel related costs of $17.5 million due to the impact of COVID-19.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Research and development	$44.5	$39.7	$4.8	$126.4	$116.0	$10.4
% of net revenues	6.1%	6.5%		7.7%	6.6%

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

For the three months ended September 30, 2020, research and development expense increased compared to the same period in 2019 primarily due to higher compensation costs mainly from increased headcount resulting in higher salaries expense and fringe benefits in addition to higher equipment and material costs.

For the nine months ended September 30, 2020, research and development expense increased compared to the same period in 2019 primarily due to higher compensation costs mainly from increased headcount resulting in higher salaries expense and fringe benefits, which was partially offset by lower incentive compensation. We also incurred higher equipment and material costs.

Impairments and other (gains) charges (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Impairments and other (gains) charges	$—	$(6.8)	$6.8	$—	$23.0	$(23.0)
% of net revenues	—%	(1.1)%		—%	1.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2019, we negotiated early termination of our Invisalign store leases and recorded lease termination gains of $6.8 million.

For the nine months ended September 30, 2019, we recorded impairments and other (gains) charges of $23.0 million which are comprised of operating lease right-of-use assets impairments of $14.2 million, store leasehold improvement and other fixed asset impairments of $14.3 million, and employee severance and other expenses of $1.3 million, partially offset by the Invisalign store lease termination gains of $6.8 million (Refer to Note 8 “Impairments and Other (Gains) Charges” and Note 9 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information).

Litigation settlement gain (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Litigation settlement gain	$—	$—	$—	$—	$(51.0)	$51.0
% of net revenues	—%	—%		—%	(2.9)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the nine months ended September 30, 2019, we recorded a gain of $51.0 million due to the litigation settlement with Straumann.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Clear Aligner
Income from operations	$261.8	$212.0	$49.8	$467.1	$614.6	$(147.5)
Operating margin %	42.2%	41.1%		33.3%	41.5%
Systems and Services
Income from operations	$34.9	$32.8	$2.2	$52.2	$100.3	$(48.1)
Operating margin %	30.8%	36.0%		22.1%	36.5%
Total income from operations [1]	$177.1	$127.2	$49.9	$174.0	$391.3	$(217.4)
Operating margin %	24.1%	20.9%		10.6%	22.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 16 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended September 30, 2020, our operating margin percentage increased compared to the same period in 2019 primarily due to a higher Clear Aligner gross margin.

For the nine months ended September 30, 2020, our operating margin percentage decreased compared to the same period in 2019 primarily due to a lower Clear Aligner gross margin and a $51.0 million gain recognized from the litigation settlement with Straumann during the prior year period. These decreases were offset in part by a net impairment charge of $23.0 million recognized during the nine months ended September 30, 2019 related to the Invisalign store closures.

Systems and Services

For the three and nine months ended September 30, 2020, our operating margin percentage decreased compared to the same periods in 2019 primarily driven by a lower gross margin.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Interest income	$0.3	$3.5	$(3.1)	$2.8	$9.6	$(6.8)
% of net revenues	—%	0.6%		0.2%	0.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income includes interest earned on cash, cash equivalents, investment balances and our unsecured promissory note.

For the three and nine months ended September 30, 2020, interest income decreased compared to the same periods in 2019 mainly due to the divestiture of our marketable securities portfolio during the first quarter of 2020 and lower interest rates.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Other income (expense), net	$7.1	$(2.2)	$9.4	$(12.4)	$5.9	$(18.3)
% of net revenues	1.0%	(0.4)%		(0.8)%	0.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended September 30, 2020, other income (expense), net increased compared to the same period in 2019 primarily due to net foreign exchange gains in the three months ended September 30, 2020 as compared to net foreign exchange losses in the same period in 2019.

For the nine months ended September 30, 2020, other income (expense), net decreased compared to the same period in 2019 primarily due to the $15.8 million gain from the sale of our investment in SDC that was recorded during the nine months ended September 30, 2019 and a $10.2 million loss on a foreign currency forward contract related to the exocad acquisition that was recorded during the current period. These decreases were partially offset by net foreign exchange gains in the nine months ended September 30, 2020 as compared to net foreign exchange losses in the same period in 2019.

Equity in losses of investee, net of tax (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Equity in losses of investee, net of tax	$—	$—	$—	$—	$7.5	$(7.5)
% of net revenues	—%	—%		—%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2020, there were no equity in losses of investee, net of tax. After the second quarter of 2019, we no longer incur equity in losses of investee, net of tax related to SDC as we tendered our SDC equity interest on April 3, 2019 (Refer to Note 6 “Equity Method Investments” of the Notes to Condensed Consolidated Financial Statements for details on equity method investments).

Provision for (benefit from) income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Provision for (benefit from) income taxes	$45.2	$25.9	$19.3	$(1,452.5)	$77.8	$(1,530.3)
Effective tax rates	24.5%	20.2%		(883.5)%	19.1%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

During the nine months ended September 30, 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss subsidiary, where our EMEA regional headquarters is located beginning January 1, 2020. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the nine months ended September 30, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory.

Our provision for income taxes was $45.2 million and $25.9 million for the three months ended September 30, 2020 and 2019, representing effective tax rates of 24.5% and 20.2%, respectively. Our benefit from income taxes was $1,452.5 million for the nine months ended September 30, 2020 and our provision for income taxes was $77.8 million for the nine months ended September 30, 2019, representing effective tax rates of (883.5)% and 19.1%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended September 30, 2020 primarily due to the recognition of additional tax expense resulting from state tax and non-deductible expenses in the U.S, partially offset by the recognition of a tax benefit for the release of certain unrecognized tax benefits following the settlement of an Internal Revenue Service (“IRS”) income tax audit for years 2015 and 2016. Our effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended September 30, 2020 mainly as a result of the recognition of tax benefits related to the intra-entity transfer of certain intellectual property rights and fixed assets mentioned above. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2019 mainly as a result of certain foreign earnings, primarily from the Netherlands and Costa Rica, being taxed at lower tax rates and the recognition of excess tax benefits related to stock-based compensation, partially offset by non-deductible officers’ compensation.

The increase in our effective tax rate for the three months ended September 30, 2020 compared to the same period in 2019 is primarily attributable to reduced tax benefit of certain foreign earnings being taxed at lower tax rates and tax benefits recorded last year related to certain statute of limitations expirations and adjustments for prior years that did not recur in 2020, offset in part by a tax benefit recorded this quarter for the release of certain unrecognized tax benefits following the settlement of an IRS income tax audit for years 2015 and 2016. The decrease in our effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 is primarily attributable to the recognition of a deferred tax asset related to the intra-entity transfer of certain intellectual property rights during the nine months ended September 30, 2020.

Liquidity and Capital Resources

We fund our operations from product sales. As of September 30, 2020 and December 31, 2019, we had the following cash and cash equivalents and short-term marketable securities (in thousands):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$615,532	$550,425
Marketable securities, short-term	—	318,202
Total	$615,532	$868,627

Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds and certificates of deposit.

As of September 30, 2020, approximately $316.7 million of cash and cash equivalents was held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

On April 1, 2020, we paid $420.8 million, net of $9.2 million cash acquired, from our cash on hand to complete our acquisition of exocad.

Beginning in the first quarter of 2020, our business has been materially adversely affected by the COVID-19 pandemic and the global and regional efforts by governments to mitigate its spread. While these impacts lessened in the third quarter of 2020, we could continue to experience further adverse impacts to our business. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months. In addition, as a result of the COVID-19 pandemic, we could experience reduced cash flow from operations as a result of decreased revenues and slower collections on our accounts receivable. For additional information regarding the impact of COVID-19 on our liquidity and capital resources, refer to Item 1A “Risk Factors."

Cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$280,756	$529,093
Investing activities	(186,840)	(290,333)
Financing activities	(28,360)	(383,163)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(568)	(2,098)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$64,988	$(146,501)

Operating Activities

For the nine months ended September 30, 2020, cash flows from operations of $280.8 million resulted primarily from our net income of approximately $1.6 billion as well as the following:

Significant non-cash activities

•Deferred taxes of $1.5 billion related to the one-time tax benefit associated with the intra-entity sale of certain intellectual property rights;
•Stock-based compensation of $73.2 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $68.8 million related to our investments in property, plant and equipment and intangible assets;
•Non-cash operating lease cost of $16.8 million; and
•Allowance for doubtful accounts provisions of $13.1 million related to slower collections from the impacts of COVID-19.

Significant changes in working capital

•Increase of $128.6 million in deferred revenues primarily related to increased cases eligible under our additional aligner policy and timing of revenue recognition;
•Increase of $101.9 million in accounts receivable which is primarily a result of the increase in net revenues; and
•Decrease of $28.3 million in accrued and other long-term liabilities and an increase of $28.3 million in prepaid expenses and other assets due to the timing of payment and activities.

Investing Activities

Net cash used in investing activities was $186.8 million for the nine months ended September 30, 2020 which primarily consisted of cash paid for the acquisition of exocad of $420.8 million, net of cash acquired, purchases of property and plant and equipment purchases of $101.8 million and purchases of marketable securities of $5.3 million. These outflows were partially offset by maturities and sales of marketable securities of $321.5 million and $17.8 million received from payments on an unsecured promissory note issued by SDC in exchange for tendering our shares to them.

For the remainder of 2020 we expect to invest an additional $70.0 million to $80.0 million in capital expenditures related to building improvements as well as additional manufacturing capacity to support our international expansion.

Financing Activities

Net cash used in financing activities was $28.4 million for the nine months ended September 30, 2020 which consisted of payroll taxes paid for equity awards through share withholdings of $48.7 million which was partially offset by $20.3 million of proceeds from the issuance of common stock.

Common Stock Repurchases

As of September 30, 2020, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs).

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2019 as disclosed in our Annual Report on Form 10-K, other than obligations described in the Form 10-Q herein, including items disclosed in Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months. In addition, as a result of the COVID-19 pandemic, we could experience reduced cash flow from operations as a result of decreased revenues and slower collections on our accounts receivable. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase programs or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2020, we had no investments in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Based on interest bearing liabilities we have as of September 30, 2020, we are not subject to risks from immediate interest rate increases.

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

We primarily enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. Prior to the closing of the exocad acquisition on April 1, 2020, we entered into a Euro foreign currency forward contract with a notional contract amount of €376.0 million. During the nine months ended September 30, 2020, we recognized a loss of $10.2 million within other income (expense), net in our Condensed Consolidated Statement of Operation. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Note 9 "Legal Proceedings" of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A.RISK FACTORS

The following discussion is divided into two sections. The first, entitled “Risks Relating to our Business,” discusses some of the risks that may affect our business, results of operations and financial condition. The second, captioned "General Risk Factors," discusses some of the risks that apply generally to companies and to owning our common stock, in particular. You should carefully review both sections, as well as our consolidated financial statements and notes thereto and other information appearing in this Quarterly Report on Form 10-Q, for important information regarding these and other risks that may affect us. The fact we have chosen to list one section before the other or we have identified risks in either section earlier than others should not be interpreted to mean we deem any risks to be more or less important or more likely to occur than others or, if any do occur, that their impact may be any less significant than others. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to our Business

Our results of operations have been materially adversely affected by the COVID-19 pandemic and the global and regional efforts by governments to mitigate its spread and we expect our business will continue to be impacted in as yet unknown ways and to varying degrees in the future.

The initial spread of COVID-19 created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting the global economy, our operations and the businesses of our customers and suppliers, and recent renewed outbreaks in Europe and the Americas are threatening to harm recovering consumer confidence and renew demands for harsh preventative measures aimed at stopping or minimizing its spread. As a result of these preventative measures starting in the first quarter of 2020, many commercial activities, businesses and schools were suspended. Because COVID-19 spreads readily through airways in nasal passages and the mouth, our principal customers, dentists and orthodontists, and their patients, were the focus of many preventative efforts that led to complete or substantial closures of their operations. With a significant portion of our customers' operations limited to only essential dental procedures our sales and sales efforts were materially adversely harmed. By the end of the third quarter of 2020, dental practices across every region had largely reopened and were seeing patients, although at varying degrees of previous capacities.

In response to COVID-19, we implemented numerous measures to minimize its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with guidelines, orders and decrees of governmental agencies throughout the world. These measures included diagnostic screenings at our facilities, increased social distancing at clinical and manufacturing facilities, temporary closures of physical offices, manufacturing and treatment planning facilities, including our corporate headquarters in the U.S. and regional headquarters in Europe, the Americas and Asia, mandating that a large percentage of our global workforce work remotely, prohibiting non-essential travel, and converting our manufacturing facilities to produce personal protective equipment. Many of these actions remain in effect. The actions and any further health and safety measures we may be required or choose to implement are and may be highly disruptive to our business, and may ultimately prove insufficiently effective; harming employees, their relatives, and potentially our operations. Even if these measures are completely or partially effective, if employees perceive them to be inadequate, or alternatively, overly burdensome, or they prove difficult to maintain over extended periods of time, productivity may decline or we may experience employee unrest, slowdowns or stoppages or other demands, we may be unable to timely meet customer demand or fulfill existing orders, the costs to maintain or implement protective measures or deliver our products may increase, and we may be subject to increased litigation, including product liability and worker safety and working conditions claims.

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
•the speed and time frames in which dental practices reopen, demand for our products increases and our ability to timely and effectively respond to changes in demand;
•the impact on worldwide economic activity, employment rates and actions taken by central banks and governments;
•demand for products and services, particularly those that may be deemed discretionary or that can be delayed or cancelled, particularly in an environment of high unemployment;
•the liquidity and financial stability of consumers, customers, and patients, including their willingness to purchase our products and services at existing, or any, prices and delays paying for products or services, requests for extended payment terms, or payment defaults and how and to what extent we accommodate our customers;
•the ability or willingness of our suppliers or others in our supply chains to timely provide materials and make deliveries on our behalf;
•travel restrictions, including those that adversely impair or prohibit patients from visiting their doctors and our sales personnel from interacting with customers;
•diversion of management as they focus on the short- and long-term ramifications of the pandemic;
•actions by us or our competitors such as price reductions, aggressive product promotions, changes in or the launch or termination of products or product lines, and mergers, consolidations and liquidations;
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

Any economic downturn may also result in the carrying value of our goodwill or other intangible assets, including those as a result of our exocad Global Holdings GmbH (“exocad”) acquisition in April 2020, exceeding their fair value, which may require us to recognize an impairment to those assets.

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

The impact of the pandemic continues to rapidly evolve and we cannot at this time predict the impact on our business or results of operations; however, the pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price in the future as well as the businesses of our orthodontist and dentist customers, and economic activity generally.

Our net revenues are dependent primarily on our Invisalign System and iTero Scanners and any decline in sales or average selling price of these products for any reason, would adversely affect net revenues, gross margin and net income.

Our net revenues are largely dependent on the sales of our Invisalign System of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign System, primarily our comprehensive products, will continue to account for the vast majority of our net revenues for the foreseeable future. Continued and widespread acceptance of the Invisalign System by orthodontists, GPs and consumers is critical to our future success. Our iTero scanners are used by dental professionals for restorative and orthodontic procedures as well as Invisalign System case submissions. Sales of our iTero scanners have grown, becoming a larger percentage of our overall revenues and as a means to further adoption of digital dentistry and the Invisalign System, and we expect the acquisition of exocad will similarly complement sales of our Invisalign System. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign System treatment as rapidly or in the volumes we anticipate and at the prices offered, if orthodontists or GPs choose to use wires and brackets or competitive products rather than Invisalign, if sales of our iTero scanners decline or fail to grow sufficiently or as expected, if the acquisition of exocad does not produce the results expected, or if the average selling price of our products declines for any reason, particularly in the case of our Invisalign System as a result of a shift in product mix towards lower priced products or as a result of promotions, or competition, our operating results would be harmed.

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors and other companies that may introduce new technologies in the future.

The dental industry is in a period of immense and rapid transformation involving products, technologies, distribution channels and business models, much of which is based on digital transformation involving information technology, data, artificial intelligence, scanning, 3D printing, software and algorithms. While our clear aligner and iTero scanners facilitate this transition, whether our technologies will achieve market acceptance and, if adopted, whether and when they may become obsolete as new offerings become available remains unclear.

Currently, our clear aligners compete directly against traditional metal brackets and wires and increasingly against clear aligners manufactured and distributed by new market entrants and traditional manufacturers of wires and brackets, both within and outside the U.S., and from traditional medical device companies, laboratories, startups and, in some cases, doctors themselves. Due in part to the expiration of certain of our key patents beginning domestically in 2017 and internationally thereafter, competition in the clear aligner market continues to increase. Although the number and types of competitors varies by segment, geography and customers, our competitors are diverse, including new and well-established regional competitors, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities, including the ability to leverage existing dental market channels to compete directly with us. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote teledentistry model requiring little or no in-office care from trained and licensed doctors and doctors themselves who can manufacture custom aligners in their offices using modern 3D printing technology. Large consumer product companies may also enter the orthodontic supply market.

The manipulation and movement of teeth and bone is a delicate process with potentially painful and debilitating results if not appropriately performed and monitored. Accordingly, we remain committed to delivering our solutions primarily through trained and skilled doctors. Invisalign Treatment requires a doctor's prescription and an in person physical examination of the patient’s dentition before beginning treatment; however, with the advent of DTC providers accompanied by significant advertising campaigns, there has been a shift away from traditional practices that may impact our primary selling channels. We also believe doctors are sampling alternative products and/or taking advantage of competitive promotions and sale opportunities. In addition, we may face competition from companies that introduce new technologies and we may be unable to compete with these competitors or one or more of these competitors may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed. Increased competition has resulted in the past and may in the future result in volume discounting and price reductions, reduced gross margins, profitability and average selling prices, loss of market share, and result in the reduction of dental professionals’ efforts and commitment to use our products, any of which could materially adversely affect our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

An increasingly larger portion of our total revenues are derived from international sales and we are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations. Since our growth strategy depends in part on our ability to penetrate international markets and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in markets we believe to have high-growth potential. Moreover, many of our key production steps are performed in operations located outside of the U.S. For instance, technicians use a sophisticated, internally developed computer-modeling program to prepare digital clinical treatment plans (“ClinCheck”), which are then transmitted electronically to our aligner fabrication facilities. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture our aligners. Our digital treatment planning and aligner fabrication are performed in multiple international locations, including Mexico, Costa Rica and China and we are continuing to establish these functions closer to our international customers to improve doctor and patient experiences and our operational efficiency. Also, we maintain significant research and development efforts globally, including in the U.S., Russia, Israel, and Germany. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operation, including:

•difficulties managing international operations, including any travel restrictions on us or our customers such as those recently imposed domestically and globally in response to the COVID-19 pandemic;
•fluctuations in currency exchange rates;
•import and export controls, license requirements and restrictions;

•controlling production volume and quality of the manufacturing process;
•difficulties hiring and retaining employees, particularly those with the necessary skills to perform the more technical aspects of our operations;
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
•increased expense of developing, testing and making localized versions of our products;
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
•general geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions and changes in tariffs, including recent sanctions against China and Russia and tariffs imposed by the U.S. and China and the possibility of additional tariffs, or other trade restrictions between the U.S. and Mexico or other countries;
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
•reduced intellectual property rights protections as compared to the protections afforded under the laws of the U.S.;
•longer payment cycles and greater difficulty in accounts receivable collection; and
•potential adverse tax consequences.

The United Kingdom’s (“U.K.”) withdrawal from the European Union ("EU") on January 31, 2020, commonly known as “Brexit,” and the potential real or perceived lack of a trade agreement between the U.K. and the EU by the end of 2020 has exacerbated and may further exacerbate many of the risks and uncertainties described above. The withdrawal of the U.K. from the EU could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the U.K. and the EU and significantly disrupt trade between the U.K. and the EU and other parties. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K., EU and the other economies in which we operate.

Any of these factors, either individually or in combination, could materially impact our international operations and adversely affect our business as a whole.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors, including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, pandemics, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of current and future economic conditions. A decrease in U.S. or certain international economies or an uncertain economic outlook, both of which have or are occurring as a result of the COVID-19 pandemic, would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in consumer spending on elective, non-urgent, or higher value procedures or a reduction in the demand for dental services generally, any of which would materially adversely affect our sales and operating results. Weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. In addition, Invisalign treatment, which accounts for the vast majority of our net revenues, represents a significant change from traditional metal brackets and wires orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe the Invisalign treatment is appropriate for only a limited percentage of patients. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

Our success may depend on our ability to develop, successfully introduce and achieve market acceptance of new products or product offerings.

Our success depends on our ability to profitably and quickly develop, manufacture, market and obtain regulatory approval or clearance of new products and improvements to existing products. There is no assurance we can successfully develop, sell and achieve market acceptance of new or improved products and services. The extent of, and rate at which, market acceptance and penetration are achieved by new or future products or offerings is a function of many variables, including our ability to:

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

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenues. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs doing so and our profitability may suffer. Even if our new products are successfully introduced, it may be difficult to gain market share and acceptance, particularly if doctors require education to understand the benefits of the new products or measure their success only after extended periods of time required to treat patients. For instance, it can take up to 24 months or longer to treat patients using our Invisalign System. Similarly, in 2018 we introduced our mandibular advancement treatment and expect it will require significant time and effort on our part to educate doctors of its benefits. Consequently, doctors may be unwilling to rapidly adopt our new products until they successfully complete one or more cases or until more historical clinical results are available.

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

We provide volume-based discount programs to our customers. In addition, we sell a number of products at different list prices which may differ based on region or country. If we change volume-based discount programs that affect our average selling prices; if we introduce price reductions or consumer rebate programs; if we implement new or expand existing discount programs or participation in these programs increases; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected. Moreover, we may find that some programs are unsuccessful or, if successful, may drive demand in unexpected ways. Were any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may decline.

We may not achieve the anticipated benefits from our recent acquisition of exocad in the timeframe expected, or at all, which may have an adverse effect on our business and our financial results.

We closed our acquisition of exocad on April 1, 2020. We acquired exocad for its dental CAD/CAM software technology and employees. We believe exocad’s tools and features for diagnostic, restorative, implant, and orthodontic workflows will strengthen and extend our digital solutions; helping pave the way for new, seamless cross-discipline dentistry in labs and in practices; extending our Invisalign and iTero solutions while broadening our reach in digital dentistry to exocad’s existing and future customer base. However, for a variety of reasons, many of which are outside our control or ability to predict, there can be no guarantee that the acquisition will achieve the desired benefits and synergies or will result in additional sales of either Invisalign or iTero solutions or that the exocad CAD/CAM software will continue to succeed in the marketplace.

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
•technological difficulties uniting our product and service offerings to produce solutions that efficiently and effectively integrate with the workflows between doctors, laboratories and other market participants;
•slower adoption or lack of acceptance of CAD/CAM software in general alone or in combination with other rapidly evolving technological advances that are fundamentally changing the dental industry and the way new and existing participants market and provide products and services to consumers;
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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. We continue to establish additional order acquisition, treatment planning and manufacturing facilities closer to our international customers in order to provide doctors with a better experience, improve their confidence in using Invisalign to treat patients more often and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks establishing facilities, such as hiring and retaining employees and delays and cost overruns as a result of a number of factors, any of which may be out of our control and may negatively impact our gross margin. In addition, these facilities may be located in higher cost regions compared to Mexico and Costa Rica, which may negatively impact our gross margin. If the transition into additional facilities is significantly delayed or demand for our products exceeds our current expectations, we may be unable to fulfill orders timely, which may negatively impact our financial results, reputation and overall business. In addition, because adapting production capacity and related cost structures to changing market conditions takes time, our facility capacity may at times exceed or fall short of our production requirements. For instance, as a result of the COVID-19 pandemic sales in the final weeks of the first quarter of 2020 declined substantially and operations at our manufacturing facilities declined shortly thereafter. Thereafter, as dental practices reopened we experienced a rapid increase in demand, all or a portion of which may have been related to pent-up demand, an increase in utilization, or other factors which may or may not be sustainable. If product demand decreases or increases more than expected, we fail to forecast demand accurately or if we are required to implement additional protective measures to safeguard our employees, we could be required to write off inventory or record excess capacity charges, productivity could decline, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to fulfill customer demand in the time frames and with the quantities they require, any of which may take time to accomplish, lower our gross margin, inhibit sales or harm our reputation. Production of our intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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
•weakness in consumer spending and confidence or a slowdown in the global, U.S. or other economies;
•higher manufacturing, delivery and inventory costs;
•competition in general and competitive developments in the market;
•changes in relationships with our dental support organizations and distributors, including timing of orders;
•changes in the timing of revenues recognition, including as a result of the timing of receipt of product orders and shipments, the introduction of new products and software releases, product offerings or promotions, modifications to our terms and conditions such as payment terms, or as a result of new accounting pronouncements or changes to critical accounting estimates including, without limitation, those estimates based on such matters as our predicted usage of additional aligners;
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

•changes to our effective tax rate;
•unanticipated delays and disruptions in the manufacturing process caused by insufficient capacity or availability of raw materials, turnover in the labor force or the introduction of new production processes, power outages or natural or other disasters, pandemics or general economic conditions impacting the solvency of vendors in our supply chain;
•underutilization of manufacturing and treat facilities;
•major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;
•costs and expenditures in connection with such things as the establishment of treatment planning and fabrication facilities, the hiring and deployment of personnel, and litigation;
•unanticipated delays in our receipt of patient records made through intraoral scanners for any reason;
•disruptions to our business due to political, economic or other social instability or any governmental regulatory or similar actions, including the impact of epidemics and pandemics such as COVID-19, any of which results in changes in consumer spending habits, limiting or restricting patient visits to orthodontists or general practitioners, as well as any impact on workforce absenteeism;
•inaccurate forecasting of net revenues, production and other operating costs;
•investments in research and development to develop new products and enhancements;
•material impairments of goodwill, long-lived assets, or notes receivable; and
•timing of industry tradeshows.

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

Treatment planning is a key step leading to our manufacturing process which relies on sophisticated computer software. This requires new technicians to undergo a relatively long training process, often 120 days or longer. As a result, if we are unable to accurately predict our volume growth, we may have an insufficient number of trained technicians to deliver our products within the time frame our customers expect. Such a delay could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations. Conversely, if we hire and train technicians in anticipation of volume growth that does not materialize, materializes at a rate we do not anticipate, or if volumes decline, our costs and expenditures may outpace our revenue growth, harming our gross margins, operating expenses and financial results.

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
•advertising and promotion; and
•product sales and distribution.

It takes significant time, effort and expense to obtain and maintain FDA clearances or approvals of products and services. In other countries, the requirements to obtain and maintain similar approvals may differ materially from those of the FDA. Moreover, there is no guarantee we will successfully obtain or maintain approvals in all or any of the countries in which we do business now or in the future. Even if successful, the time and effort required may be significant and costly. The impact of COVID-19 on normal governmental operations may delay our efforts to obtain and maintain approvals, possibly significantly. If approvals to market our products or services are delayed, whether in the U.S. or other countries, we may be unable to market our products or services in markets we deem important to our business. Were any of these risks to occur, our domestic or international operations may be materially harmed, and our business as a whole adversely impacted.

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

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We are also committed to purchasing the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. Moreover, we rely on a third-party manufacturer to supply key sub-assemblies for our iTero Element scanner. If these or other suppliers encounter financial, operating or other difficulties, are unable to hire or maintain personnel, cannot timely obtain supplies, are unable to maintain manufacturing standards or controls, fail to timely deliver materials, parts or components, if our relationship or the terms by which we contract with any of them changes, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. Finding substitute manufacturers may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of one or more products, including our intraoral scanners, causing us to lose revenues and suffer damage to our customer relationships. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

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

We reorganized our corporate structure and intercompany relationships in January 2020 in an effort to more closely align our international business activities and achieve financial and operational efficiencies. This reorganization plan included the move of our EMEA regional headquarters from the Netherlands to Switzerland which has been time-consuming and costly, may be disruptive to our business, and may not be more efficient or effective in the future. This relocation is accompanied by a number of risks and uncertainties that may affect our results of operations and statement of cash flows, including:

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

We have invested in privately held companies for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Many of these companies generate net losses and the market for their products, services or technologies may be slow to develop. Furthermore, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments have experienced a decline in value or we believe such things like our unsecured promissory note with SmileDirectClub has become uncollectible as a result of events and circumstances such as weakness in the global and domestic economies, we may be required to record impairments which could be material and could have an adverse impact on our financial results.

General Risk Factors

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We are highly dependent on the key employees in our clinical engineering, technology development, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists and production technicians in our treatment planning facilities. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our global operations may be disrupted by natural or human induced disasters including, earthquakes, tsunamis, floods, drought, hurricanes, typhoons, wildfires, extreme weather conditions, power shortages, telecommunications failures, materials scarcity and price volatility, and medical epidemics or health pandemics. For instance, the COVID-19 pandemic and subsequent recovery has materially impacted our sales and business operations, the operations of our customers and the global economy overall. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. The occurrence of business disruptions could harm our growth and expansion, result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our digital dental modeling is primarily processed in our facility located in San Jose, Costa Rica. The operations team in Costa Rica creates ClinCheck treatment plans using sophisticated computer software. In addition, our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Juarez, Mexico and, we have and are building additional facilities in China. Both locations in Costa Rica and Mexico are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing significant delays receiving their aligners and a decrease in service levels for a period of time. Moreover, our corporate headquarters and a portion of our research and development activities are located in California, which suffers from earthquakes, periodic droughts, and wildfires affecting the health and safety of our employees. Any such business interruptions could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock repurchases during the three months ended September 30, 2020. As of September 30, 2020, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 12 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase program).

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1	Credit Agreement between Align Technology, Inc. and the lenders party thereto from time to time and Citibank, N.A., as administrative agent, dated July 21, 2020				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

†     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

October 30, 2020	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance