Form 10-K
period 2020-12-31
ALIGN TECHNOLOGY INC
filed 2021-02-26
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-32259
________________________________________________________________________
ALIGN TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	94-3267295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
410 North Scottsdale Road, Suite 1300
Tempe, Arizona 85281
(Address of principal executive offices)
(408) 470-1000
(Registrant’s telephone number, including area code)
________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	ALGN	The NASDAQ Stock Market LLC
(NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14.5 billion as of June 30, 2020 based on the closing sale price of the registrant’s common stock on the NASDAQ Global Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 22, 2021, 79,132,723 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2020

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

In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our estimates regarding the size and opportunities of the markets we are targeting along with our expectations for growth in those markets, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets and patient care, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, including its impact on our operational flexibility and responsiveness to customer demand, our expectations for the impact of the exocad acquisition, our beliefs regarding the potential for clinical solutions and their utilization to increase sales of our Invisalign system as well as the complementary products and solutions themselves, our beliefs regarding doctor training and its impact on Invisalign System utilization, our beliefs regarding the importance of our manufacturing operations on our success, our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio, our beliefs regarding our business strategy and growth drivers, our expectations regarding product mix and product adoption, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality and the COVID-19 disruptions to seasonality, our expectations regarding the sales growth of our intraoral scanner sales in international markets, our expectations regarding the productivity impact additional sales representatives will have on our sales and the impact of specialization of those representatives in sales channels, our expectations regarding the continued expansion of our international markets, including our expectation that international revenues will grow at a faster rate than Americas for the foreseeable future, our expectation regarding customer and consumer purchasing behavior, including expectations related to the consumer demand environment in China especially for U.S. based products and services, our expectations regarding competition and our ability to compete in our target markets, our beliefs concerning our compliance with applicable laws and regulations, our beliefs regarding our culture and commitment its impact on our financial and operational performance and its importance to our future success, our expectations for future investments in and benefits from consumer demand sales and marketing activities, our expectations regarding the implications of the COVID-19 pandemic and the health, safety and economic recovery from it, on the global economy, the businesses of our customers, and us, including our preparedness to react to changing circumstances and overall on our revenues, results of operations and financial condition, our expectations for our expenses and capital obligations and expenditures in particular, the actions we will take to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition, and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgments we make related to our tax obligations, our expectations regarding potential additional litigation with SDC Financial LLC and certain affiliates regarding the “capital account” balance and other matters, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part I, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
PART I

ITEM 1.BUSINESS

Our Company

Align Technology, Inc. (“We”, “Our”, “Align”) is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners and iTero® intraoral scanners and services for dentistry, and exocad® computer-aided design and computer-aided manufacturing (“CAD/CAM”) software for dental laboratories and dental practitioners. Our products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect and the results patients desire. Our goal is to establish clear aligners as the principal solution for the treatment of malocclusions and our Invisalign System as the treatment solution of choice by orthodontists, general dental practitioners and patients globally. To date, over 9.6 million people worldwide have been treated with our Invisalign System.

Effective January 1, 2021, Align’s corporate headquarters is located at 410 North Scottsdale Road, Suite 1300, Tempe, Arizona 85281, and our telephone number is 408-470-1000. Our internet address is www.aligntech.com. Our Americas regional headquarters is located in Raleigh, North Carolina, U.S.A.; our European, Middle East and Africa (“EMEA”) regional headquarters is located in Rotkreuz, Switzerland; and our Asia Pacific (“APAC”) regional headquarters is located in Singapore.

We have two operating segments: (1) Clear Aligner and (2) Imaging Systems and CAD/CAM Services (“Systems and Services”). For the year ended December 31, 2020, Clear Aligner net revenues represented approximately 85% of worldwide net revenues, while Systems and Services net revenues represented the remaining 15% of worldwide net revenues. We sell the majority of our products directly through a dedicated and specialized sales force to our customers: orthodontists, general practitioner dentists (“GPs”), restorative and aesthetic dentists, including prosthodontists, periodontists, and oral surgeons, and dental laboratories. We also sell through non-inventory carrying sales agents and distributors in certain countries. In addition, we sell directly to Dental Support Organizations (“DSOs”) who contract with dental practices to provide critical business management and support including non-clinical operations, and we sell products used by dental laboratories who manufacture or customize a variety of products used by licensed dentists to provide oral health care.

We received 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Invisalign System in 1998. The Invisalign System is regulated by the FDA as a Class II medical device. In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course.

Our iTero intraoral scanner is used by dental professionals and/or labs and service providers for restorative and orthodontic digital procedures as well as Invisalign case submissions. We received 510(k) clearance from the FDA to market iTero software for expanded indications in 2013. Our Systems and Services products are primarily sold through our direct sales force and through non-inventory carrying sales agents and distributors in certain countries and directly to DSOs.

In April 2020, we completed the acquisition of privately-held exocad Global Holdings GmbH (“exocad”), a German dental CAD/CAM software company that offers fully integrated workflows to dental labs and dental practices. We acquired exocad for its expertise in restorative dentistry, implantology, guided surgery, and smile design to extend the Invisalign System and iTero digital solutions and pave the way for new, cross-disciplinary dentistry in labs and at chairside. exocad now has over 200 partners and more than 40,000 software licenses installed worldwide.

Clear Aligner Segment

Malocclusion and Traditional Orthodontic Treatment

Malocclusion, or the misalignment of teeth, is one of the most prevalent clinical dental conditions, affecting billions of people, or approximately 60% to 75% of the global population. Annually, approximately 15 million people in major developed countries elect treatment by orthodontists worldwide. Most orthodontic patients are treated with the use of traditional methods such as metal arch wires and brackets, referred to as braces, and may be augmented with elastics, metal expanders, headgear or functional appliances, and other ancillary devices as needed. Upon completion of the treatment, the dental professional may, at his or her discretion, have the patient use a retainer appliance. Of the 15 million annual global orthodontic cases started, we estimate that approximately 90% or 13.5 million could be treated using our Invisalign clear aligners. In addition, globally approximately 500 million people with malocclusion could benefit from straightening their teeth. This represents a significant opportunity for us as we expand the market for orthodontics by training more doctors, including GP dentists as well as orthodontists, and educating more consumers about the benefits of straighter teeth using the Invisalign System and connecting them with an Invisalign doctor of their choice.

The Invisalign System

The Invisalign System is a proprietary method for treating malocclusion based on a proprietary computer-simulated virtual treatment plan and a series of doctor-prescribed, custom manufactured, clear polymer removable aligners. The Invisalign System offers a range of treatment options, specialized services, and access to proprietary software for treatment visualization and is comprised of the following phases:

Diagnosis and transmission of treatment data. An Invisalign System trained dental professional prepares an online prescription form on our Invisalign Doctor Site and submits the patient's records, which include a digital intraoral scan or a polyvinyl-siloxane (“PVS”) impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition. Intraoral digital scans may be submitted through Align’s iTero scanner or certain third-party scanners capable of accurately interfacing with our systems and processes. See “Third Party Scanners and Digital scans.” More than 79% of Invisalign System case submissions are now submitted via digital scan, increasing the accuracy of treatments, reducing the time from prescription submission to patient receipt, and decreasing the carbon footprint resulting from the shipment of the materials used to form PVS impressions to the doctors and shipping those PVS impressions back to us.

Computer-simulated treatment plan. Using the information, certain doctor preferences and digital data provided, we generate a proposed custom, three-dimensional treatment plan, called a ClinCheck® treatment plan using proprietary software we have developed through significant, ongoing investments over more than 20 years. A patient’s ClinCheck treatment plan simulates desired tooth movement in stages and details the timing and placement of any features or attachments to be used during treatment. Attachments are tooth-colored “buttons” that are sometimes used to increase the biomechanical force on a specific tooth or teeth in order to affect the desired movement(s).

Review and approval of the treatment plan by an Invisalign trained doctor. The patient’s ClinCheck treatment plan is then made available to the prescribing dental professional via Align’s Invisalign Doctor Site which enables the dental professional to evaluate projected tooth movement from initial position to final position and compare multiple treatment plan options. By reviewing, modifying as needed and approving the treatment plan, the dental professional retains control of the patient’s treatment.

Manufacture of custom aligners. Following the dental professional’s approval of the ClinCheck treatment plan, we use the data underlying the simulation as input for the next stage in which we use stereolithography technology (a form of 3D printing technology) to construct a series of molds depicting the future position of the patient’s teeth. Each mold is a replica of the patient’s teeth at each stage of the simulated course of treatment. From these molds, aligners are fabricated by pressure-forming polymeric sheets over each mold. Aligners are thin, clear polymer, removable dental appliances that are custom manufactured in a series to correspond to each stage of the patient's ClinCheck treatment plan.

Shipment to the dental professional and patient aligner wear. Once manufactured, in most countries all the aligners for a patient's treatment plan are shipped directly to the dental professional, who then dispenses them to the patient at regular check-up intervals. Aligners are generally worn for a short period of time corresponding to the stages of the patient’s approved ClinCheck treatment plan. The patient replaces the aligners with the next pair in the series when prescribed, advancing tooth movement through each stage. At various points in each patient’s treatment, their doctor may place attachments or use other auxiliaries to achieve desired tooth movements, per the doctor’s original prescription and the approved ClinCheck treatment plan. At the treating doctor’s discretion, weekly aligner changes are recommended for all Invisalign treatments except for Express packages and may provide shorter treatment time compared with two-week aligner wear.

Feature Enhancements

We continually introduce enhanced features across our digital platform that includes our Invisalign System, iTero intraoral scanners, exocad CAD/CAM solutions and digital workflows to improve treatment outcomes, address broader clinical indications or respond to customer demand. 2020 saw a number of new innovations intended to enhance the ease by which doctors can diagnose, plan and treat patients more efficiently and effectively, many of which became critically important to patient care in the wake of limited in-person visits as a result of the COVID-19 pandemic. In addition to other examples referenced throughout this Annual Report on Form 10-K, in 2020 Align launched the following products:

•Invisalign Virtual Appointment and Invisalign Virtual Care - Two continuity of care virtual solutions generally released in May 2020 that offer practice and care transformation to doctors by enabling a range of remote practice services for their patients such as video appointments and care and treatment progress reviews and communications.

•ClinCheck 6.0 Pro Software - Released in the third quarter of 2020, ClinCheck Pro 6.0 software is the latest release of Align’s proprietary 3D treatment planning software showing the planned tooth movements throughout a patient’s Invisalign treatment, now more broadly available to doctors on multiple devices at any time via the cloud. ClinCheck Pro 6.0 software also included the ClinCheck “In-Face” Visualization tool, enhancing the digital treatment planning experience for doctors and their patients by incorporating a front-facing image of a patient’s face into their 3D ClinCheck treatment plan to create a personalized view of how their new smile could look with Invisalign System treatment.

•Invisalign Stickables - Released in the third quarter of 2020, Invisalign Stickables are sticker accessories designed exclusively for use with our patented SmartTrack® material in Invisalign clear aligners to personalize Invisalign clear aligners. Invisalign Stickables are available in an array of designs, colors, shapes, and themes and allow patients to show their personal flair during Invisalign System treatment in fun and engaging ways.

Clear Aligner Products

We offer our Invisalign clear aligner products in a variety of treatment packages designed to correspond with the case-by-case treatment needs of our doctors and their patients. The table below provides a general description of the types of treatment products we offer in various regions as they typically correspond to the severity of malocclusion and length of anticipated treatment.

Malocclusion	Very Mild		Moderate		Severe
Product	Invisalign Express Package	Invisalign Lite Package	Invisalign Go Limited Movement (GP)	Invisalign Moderate Packages	Invisalign Comprehensive Packages
Stages	7	14	20	20-26	As many as required
Clinical Scope	Relapse and minor movement, anterior esthetic alignment	Class I, mild crowding/spacing, non-extraction, pre-restorative	Class I, no anterior / posterior correction, mild to moderate crowding, spacing, non-extraction, pre-restorative Tooth movement from 2nd premolar to 2nd premolar (5x5)	Class I, mild Class II, mild to moderate crowding/spacing, mild anterior / posterior and vertical discrepancies, pre-restorative	Class I, II, III, moderate to severe crowding/spacing, anterior / posterior and vertical discrepancies, extractions, complex pre-restorative

Most of our Invisalign System treatment plans described above provide dental professionals with the option to order additional aligners if the patient's treatment deviates from the original treatment plan. The number and timing of additional aligner orders are subject to certain requirements noted in our terms and conditions.

Comprehensive Products - Invisalign Treatment Options:

Invisalign Comprehensive Packages. The Invisalign Comprehensive Package is used to treat adults and teens for a full spectrum of mild to severe malocclusion and contains a wide variety of Invisalign features to address the doctor's treatment goals. It also addresses the frequently complex orthodontic needs of teenage or younger patients with advanced features such as mandibular advancement, compliance indicators and compensation for tooth eruption. These packages include Invisalign Comprehensive, Invisalign First Phase 1 and Invisalign First Comprehensive Phase 2.

Invisalign First Phase 1 and Invisalign First Comprehensive Phase 2 Packages. Invisalign First Phase 1 Package is designed specifically for younger patients generally between the ages of seven and ten years, who frequently have a mixture of primary/baby and permanent teeth. Invisalign First Phase 1 treatment provides early interceptive orthodontic treatment, traditionally done through arch expanders, or partial metal braces, before all permanent teeth have erupted. Invisalign First Phase 1 clear aligners are designed specifically to address a broad range of younger patients' malocclusions, including shorter clinical crowns, management of erupting dentition and predictable dental arch expansion. Our Invisalign First Comprehensive Phase 2 Package is a continuation of Invisalign First Phase 1 and is generally consistent with our Invisalign Comprehensive Package. After a patient completes Invisalign First Phase 1, doctors have the option to purchase a discounted Comprehensive Phase 2 Package for that same patient.

Non-Comprehensive Products - Invisalign Treatment Options:

Invisalign Non-comprehensive Packages. We offer a variety of lower priced treatment packages for less complex orthodontic cases, non-comprehensive relapse cases, or straightening prior to restorative or cosmetic treatments, such as veneers. These treatment packages include Invisalign Express, Lite, Go, Go Plus and Moderate. These packages may be offered in select countries and/or may differ from region to region.

Invisalign Go Packages. We also offer in various markets Invisalign Go and Invisalign Go Plus, streamlined Non-Comprehensive packages designed for GPs to more easily identify and treat patients with mild malocclusion. The Invisalign Go and Invisalign Go Plus packages include case assessment support, simplified ClinCheck treatment plans and a progress assessment feature for case monitoring.

Non-Case Products:

Clear Aligner non-case products include retention products, Invisalign training fees and sales of ancillary products, such as cleaning material and adjusting tools used by dental professionals during the course of treatment.

Retention. We offer up to four sets of custom clear aligners called Vivera Retainers made with proprietary material strong enough to maintain tooth position and correct minor relapse, if necessary. Retainers are generally available for doctors to offer to any of their patients, whether they use the Invisalign System or other products, including wires and brackets. In select markets, we also offer single set retainers.

SmartTrack Aligner Material

SmartTrack clear aligner material is a patented, custom-engineered Invisalign clear aligner material that delivers gentle, more constant force considered ideal for orthodontic tooth movements. Conventional aligner materials relax and lose a substantial percent of their energy in the initial days of wear, but SmartTrack material maintains more constant force over time. The flexible SmartTrack material also more precisely conforms to tooth morphology, attachments and interproximal spaces to improve control of tooth movement throughout treatment.

In October 2020, we introduced Invisalign G8 with SmartForce Aligner Activation; a clear aligner biomechanical innovation that allows doctors to more predictably treat crowding, crossbite and deep bite cases through the targeted application of force to teeth through surface contours on the aligners that help control the location, direction and intensity of tooth movement.

Systems and Services Segment

Intraoral scanning is a rapidly evolving technology that is having a substantial impact on the practice of dentistry. By enabling the dental practitioner to create a 3D image of a patient's teeth (digital scan) using a handheld intraoral scanner, digital scanning is faster, more efficient, precise and comfortable for patients. Beginning patient care with the early usage of our iTero intraoral scanners and combining the results with digital workflows designed to assist doctors and patients visualize and evaluate various treatment options with detailed imagery and CAD/CAM solutions is helping improve treatments, outcomes and satisfaction. The accuracy of digitally scanned models substantially reduces the rate of restoration "remakes;" meaning patients are recalled less often and the appointment time for the restoration is shorter because of fewer adjustments, increasing overall patient satisfaction. Digital models also reduce the carbon footprint associated with the shipping of the materials used to create PVS impressions, the shipping of those impressions, and their disposal. Moreover, the digital model file can be used for various procedures and services including fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; digital records storage; aid to caries detection; orthodontic diagnosis; orthodontic retainers and appliances; and Invisalign digital impression submission.

iTero Scanner. The iTero Element scanner is available as a single hardware platform with software options for restorative or orthodontic procedures. The expanded portfolio includes the iTero Element 2, the iTero Element Flex, iTero Element 5D Imaging System and iTero Element Plus Series of intraoral scanners which are each available in select regions and countries. These products build on the existing high precision, full-color imaging and fast scan times of the iTero Element portfolio while streamlining orthodontic and restorative workflows. The iTero scanner is interoperable with our Invisalign treatment such that a full arch or full mouth digital scan can be submitted as part of the Invisalign System case submission process.

In February 2019, we launched the iTero Element 5D Imaging system which provides a new comprehensive approach to clinical applications, workflows and user experience that expands the suite of existing high-precision, full-color imagining and fast scan times of the iTero Element scanner portfolio and in March 2020, we received U.S. FDA 501(K) clearance for the system. In addition to offering all of the features and functionality of the iTero Element 2 scanner, the iTero Element 5D scanner is the first integrated dental imaging system that simultaneously records 3D, intra-oral color and near-infrared (“NIRI”) imaging and enables comparison over time using the iTero TimeLapse technology. NIRI technology included in our intraoral scanners like the iTero Element 5D Imaging System, aids in detection and monitoring of interproximal caries lesions above the gingiva without using harmful radiation. The iTero Element 5D Imaging System is available in the majority of North America, EMEA and select APAC and LATAM countries and is pending regulatory approval in others.

We also recently announced the launch of the iTero Element Plus Series next generation of scanners and imaging systems featuring advanced technology and capabilities designed to improve the scanning experience and increase practice productivity. The iTero Element Plus Series offers faster processing times and advanced visualization capabilities in an ergonomically designed package available in both cart and mobile configurations for greater practice flexibility.

Restorative software for iTero. Our Restorative software is designed for GPs, prosthodontists, periodontists, and oral surgeons which includes restorative workflows providing them with the ability to send digital impressions to the lab of choice and communicate seamlessly with external treatment planning, custom implant abutment, chairside milling, and laboratory CAD/CAM systems.

Orthodontic software for iTero. Our iTero software is designed for orthodontists for digital records storage, orthodontic diagnosis, and for the fabrication of printed models and retainers.

CAD/CAM Services and Ancillary Products

CAD/CAM Services. The acquisition of exocad’s CAD/CAM software in April 2020 broadens Align’s digital platform reach by adding technology that addresses restorative needs in an end-to-end digital platform workflow to facilitate ortho-restorative and comprehensive dentistry. exocad software is licensed and sold separately.

Ancillary Products. We sell disposable sleeves for the wand and other ancillary products for the iTero scanner.

iTero Models and Dies. An accurate physical model and dies are manufactured based on the digital scan and sent to the laboratory of the dentist’s choice for completion of the needed restoration. The laboratory also has the option to export the digital file for immediate production of coping and full-contour restorations on their laboratory CAD/CAM systems. The laboratory then completes the ceramic buildup or staining and glazing and delivers the end result - a precisely fitting restoration.

Third Party Scanners and Digital scans. We accept case submissions for our clear aligner products in two ways: (1) physical impressions of the patient’s teeth or (2) intraoral scans of their teeth. With respect to intraoral scans, we accept scans from iTero scanners and certain third-party scanners that have interoperability relationship with our systems and processes.

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

Invisalign Progress Assessment tool. The Invisalign Progress Assessment tool provides the ability to compare a patient’s new scan with a specific stage of their ClinCheck treatment plan; allowing doctors to visually assess and communicate Invisalign treatment progress with an easy to read, color-coded tooth movement report.

TimeLapse Technology. The TimeLapse technology allows doctors or practitioners to compare a patient’s historic 3D scans to the present-day scan, enabling clinicians to identify and measure orthodontic movement, tooth wear, and gingival recession. This highlights areas of diagnostic interest to dental professionals and helps foster a proactive conversation with the patient regarding potential restorative or orthodontic solutions.

Our iTero Element scanners are offered in a number of software configurations such as Ortho Comprehensive, Restorative Comprehensive and Restorative Foundation. These software packages are included in the price of the system. They enable various orthodontic and restorative workflows as well as provide other applications, including Invisalign Outcome Simulator, Invisalign Case Assessment tool, Invisalign Progress Assessment tool, and iTero TimeLapse technology.

Other proprietary software mentioned in this Annual Report on Form 10-K, such as ClinCheck and ClinCheck Pro software, the Invisalign Doctor Site, and feature enhancements are included as part of the Invisalign System and are not sold separately nor do they contribute as individual items to revenues.

Business Strategy

Our goal remains to establish the Invisalign System as the standard method for treating malocclusion and our intraoral scanning platform as the preferred scanning protocol for digital dental scans. Our technology and innovations are designed to meet the demands of today’s patients with treatment options that are convenient, comfortable, affordable, while helping to improve overall oral health. We strive to help our doctors move their practices forward by connecting them with new patients, providing digital solutions to help increase practice efficiency and helping them deliver the best possible treatment outcomes and experiences to millions of people around the world. We achieve this by focusing on and executing to our strategic growth drivers:

International Expansion. We continue increasing our presence globally by making our products available in more countries to more consumers. During 2020, we shipped our Invisalign System to our 2 millionth patient in EMEA and 1 millionth patient in APAC. We expect to continue expanding our business by investing in resources, infrastructure, and initiatives that will drive Invisalign treatment growth in our current and new international markets. As our core international countries continue to grow in both number of new Invisalign trained doctors and customer utilization, we strive to make sure we can support that growth through investments such as headcount, clinical support, product improvements, technological innovations, education and advertising. In addition, we are scaling and expanding our operations and facilities to better support our customers across the globe. For instance, primarily for the China and APAC markets we now fabricate our clear aligners in Ziyang, China and perform digital treatment planning and interpretation for restorative cases worldwide, including in Costa Rica, China, Germany, Spain, Poland, and Japan among others. By establishing and expanding our key operational activities in locations closer to our customers, we have created an infrastructure that allows us to be responsive and flexible to more than 195,000 customers in approximately 100 countries, while providing operational flexibility and scale needed for variations in demand.

GP Adoption. We want to enable GPs, who have access to a large patient base, to more easily identify Invisalign cases they can treat, monitor patient progress or, if needed, help refer cases to an orthodontist while providing high-quality restorative, orthodontic, and dental hygiene care. We believe success with GPs can be achieved through doctor training and by offering tools such as the iTero scanner and product offerings like Invisalign Go treatment that address the distinctive needs of GP patients; all delivered by sales and marketing personnel specifically focused on this unique customer category. We encourage GPs to scan every patient as a means to diagnose and treat patients over time and as an opportunity to drive future demand for their services and the Invisalign system.

Patient Demand & Conversion. Our goal is to make the Invisalign brand a highly recognized name brand worldwide by creating awareness for Invisalign treatment among consumers and motivating the potential 500 million patients who can benefit from treatment of malocclusion to seek that treatment using the Invisalign System. We accomplish this through an integrated consumer marketing strategy that includes television, media, social networking and event marketing and strategic alliances with professional sports teams as well as educating patients on treatment options and directing them to high volume Invisalign doctors. We furthermore support our doctor customers as they adopt digital dentistry through programs such as ADAPT (Align Digital and Practice Transformation). ADAPT is an expert and independent fee-based business consulting service that we announced in 2020 designed to optimize dental operational workflow and processes to enhance patients' experiences and customer and staff satisfaction with the goal of increasing practice growth and efficiencies.

Orthodontist Utilization. We continue to train doctors, innovate and increase product applicability and predictability to address a wide range of cases, from simple to complex, thereby enabling doctors to confidently diagnose and treat children and adults with the Invisalign System. We also continue to make improvements to our Invisalign treatment software, ClinCheck Pro software, designed to deliver an exceptional user experience and increase treatment control to help our doctors achieve their treatment goals.

Manufacturing and Suppliers

We have manufacturing facilities located in Juarez, Mexico, where we conduct our aligner fabrication, distribution, repair of our iTero scanners and perform certain CAD/CAM services and in Ziyang, China, where we fabricate aligners primarily for the China and APAC markets. In addition, we produce our handheld intraoral scanner wand, perform final scanner assembly and repair our scanners at our facilities in Or Yehuda, Israel and Ziyang, China. We also perform digital treatment planning and interpretation for restorative cases based on digital scans generated by our iTero intraoral scanners. Our digital treatment planning facilities are located worldwide, including in Costa Rica, China and other international locations. Information regarding risks associated with our manufacturing process and foreign operations may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Since the manufacturing process of our products requires substantial and varied technical expertise, we believe that our manufacturing capacity and capabilities are important to our success. In order to produce our highly customized, highly precise, medical quality products in volume, we have developed a number of proprietary processes and technologies. These technologies include complex software algorithms and solutions, CT scanning, stereolithography and automated aligner fabrication. To increase the efficiency of our manufacturing processes, we continue to focus our efforts on software development and the improvement of rate-limiting processes or bottlenecks. We continuously upgrade our proprietary, three-dimensional treatment planning software to enhance computer analysis of treatment data and to reduce time spent on manual and judgmental tasks for each case, thereby increasing the efficiency of our technicians. In addition, to improve efficiency and increase the scale of our operations, we continue to invest in the development of automated systems for the fabrication and packaging of aligners.

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials for our aligners, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials technologies. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our intraoral scanners are provided by single or sole source suppliers. We also currently purchase our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. A discussion of the risks of our supply and manufacturing operations may be found in Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors."

Sales and Marketing

Our sales efforts are focused on increasing adoption and utilization of the Invisalign System by orthodontists and GPs worldwide and integrating the iTero scanner and exocad CAD/CAM products into dental labs and practices. The scanner is an important component to the customer experience and is central to a digital approach as well as overall customer utilization of Invisalign treatments. In each region, we have direct sales and support organizations, which include quota carrying sales representatives, sales management and sales administration. We also have distribution partners in certain markets. Our sales and marketing personnel are organized to support orthodontists and GP dentists separately, allowing highly trained and specialized personnel to serve each customer category, thereby increasing our focus and effectiveness on both. We continue to expand in existing markets through targeted investments in sales resources, professional marketing and education programs, along with consumer marketing in select countries.

We provide training, marketing and clinical support to orthodontists and GPs. As of December 31, 2020, we had approximately 102,000 active Invisalign trained doctors, which we define as having submitted at least one case in the prior 12-month period.

Research and Development

We are committed to investing in world-class technology development, which we believe is critical to achieving our goal of establishing the Invisalign System as the standard method for treating malocclusion and our intraoral scanning platform as the preferred scanning protocol for digital dental scans.

Our research and development activities are directed toward developing the technology innovations that we believe will deliver our next generation of products and platforms. These activities range from accelerating product and clinical innovation to developing manufacturing process improvements to researching future technologies and products.

In an effort to demonstrate the broad treatment capabilities of the Invisalign System, various clinical case studies and articles have been published that highlight the clinical applicability of Invisalign treatment to malocclusion cases, including those of severe complexity. We undertake pre-commercialization trials and testing of our technological improvements to the product and manufacturing process. We furthermore fund research in the field of orthodontics and dentistry through initiatives such as our Annual Research Award Program, which was in its 11th year in 2020 and our partnership with MedTech Innovator Asia Pacific, a nonprofit startup accelerator for the medical technology industry that connects healthcare industry leaders with innovative medical technology startups for mentorship and support.

Intellectual Property

We believe our intellectual property portfolio represents a substantial business advantage. As of December 31, 2020, we had 553 active U.S. patents, 592 active foreign patents, and 648 pending global patent applications. Our active U.S. patents expire between 2021 and 2039. When patents expire, we lose the protection and competitive advantages they provided, which could negatively impact our operating results; however, we continue to pursue further intellectual property protection through U.S. and foreign patent applications and non-disclosure agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws. We furthermore have a broad and diverse trademark portfolio that we use to highlight and protect our universally recognized brands. Information regarding risks associated with our proprietary technology and our intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Seasonal Fluctuations

General economic conditions impact our business and financial results, and we have historically experienced seasonal trends within our two operating segments, customer channels and the geographic locations that we serve. Sales of Invisalign treatments are often weaker in Europe during the summer months due to our customers and their patients being on holiday and seasonally higher in China during the third quarter, particularly related to increased teen cases. Similarly, other international holidays like Lunar New Year can also negatively impact our sales in APAC. In North America, summer is typically the busiest season for orthodontists with practices that have a high percentage of adolescent and teenage patients as many parents want to get their teenagers started in treatment before the start of the school year; however, many GPs are on vacation during this time and therefore tend to start fewer cases. For our Systems and Services segment, capital equipment sales are often stronger in the fourth calendar quarter. Consequently, these seasonal trends have caused and may continue to cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Moreover, the COVID-19 pandemic has disrupted many seasonal patterns and it remains unclear when or if they will return to historical norms.

Competition

Our clear aligner products compete directly against traditional treatments using metal brackets and wires and increasingly against clear aligner products manufactured and distributed by various companies, both within and outside the U.S. We also face competition in the emerging and rapidly evolving markets for intraoral scanners and CAD/CAM software. Although the number of competitors varies by segment, product, geography and customer, they include new and well-established regional competitors in certain foreign markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. Due in part to the expiration of certain of our clear aligner key patents beginning in 2017, we are facing increased competition in the clear aligner market. In addition, corresponding foreign patents began expiring in 2018 which has increased competition in the clear aligner markets outside the U.S. These competitors include existing larger companies in certain markets who have the ability to leverage their existing channels in the dental market to compete directly with us, direct-to-consumer (“DTC”) companies that provide clear aligners using a remote teledentistry model requiring little or no in-office care from trained and licensed doctors, and doctors themselves who can manufacture custom aligners in their offices using modern 3D printing technology. Unlike our DTC competitors, we are committed to doctors being at the core of our business strategy, and Invisalign Treatment requires a doctor's prescription and an in-person physical examination of the patient’s dentition before treatment can begin. Information regarding risks associated with increased competition may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

We believe we are well positioned to compete in the markets we target. Our significant historical and ongoing investments in research and design in around the movement of teeth, SmartTrack aligner materials and design, intraoral scanning, 3D manufacturing, and an in depth understanding of the drivers and motivations within the orthodontic and GP dental markets are among a few of our key competitive factors that compare favorably with our competitors’ products and services.

Government Regulation

Many countries throughout the world have established regulatory frameworks for commercialization of medical devices. As a designer, manufacturer, and marketer of medical devices, we are obligated to comply with the respective framework of these countries to obtain and maintain access to these global markets. The framework often defines requirements for marketing authorizations which vary by country. Failure to obtain appropriate marketing authorization and to meet all local requirements including specific quality and safety standards in any country in which we currently market our products could cause commercial disruption and/or subject us to sanctions and fines. Delays in receipt of, or a failure to receive, such marketing authorizations, or the loss of any previously received authorizations, could have a material adverse effect on our business, financial condition, and results of operations.

With regards to premarket authorization in the U.S., many of our products are classified as medical devices under the U.S. Food, Drug, and Cosmetic Act (“FD&C Act”). The FD&C Act requires these products, when sold in the U.S., to be safe and effective for their intended use and to comply with medical device regulations defined by the FDA. The regulatory framework depends on a set of written processes for ensuring consistent quality called a Quality Management System ("QMS") coupled with a product marketing authorization which depends on the risk classification of the product. This regulatory framework is comparable to the framework established in the European Union (“EU”). Within the EU, our products are subject to the requirements defined by the Medical Device Regulation EU 2017/745 which replaced the Medical Device Directive 93/42/EEC with a final transition date of May 26, 2021. Similar market access regulations exist in Brazil, China, Japan and other countries. Our QMS is routinely audited by certification bodies as well as country regulators for compliance with applicable regulations.

We believe we are in compliance with all state, federal, and international regulatory requirements applicable to our products.

We are also subject to various laws inside and outside the U.S. concerning our relationships with healthcare professionals and government officials, price reporting and regulation, the promotion, sale and marketing of our products and services, the importation and exportation of our products, the operation of our facilities and distribution of our products. As a global company, we are subject to varying degrees of government regulation in the various countries in which we do business, and the general trend is toward increasingly stringent oversight and enforcement. Initiatives sponsored by government agencies, legislative bodies, and the private sector to limit the growth of healthcare expenses generally are ongoing in markets where we do business. It is not possible to predict at this time the long-term impact of such cost containment measures on our future business.

Our customers are healthcare providers that may be reimbursed by state or federal funded programs such as Medicaid, a foreign national healthcare program or private pay insurance, each of which may offer some degree of oversight. Many government agencies, both domestic and foreign, have increased their enforcement activities with respect to healthcare providers and companies in recent years. Enforcement actions and associated defense can be expensive, and any resulting findings carry the risk of significant civil and criminal penalties.

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the U.S. and China, to multinational requirements in the EU. In the U.S., final regulations implementing amendments to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) became effective in the latter part of 2013 with the HIPAA Omnibus Rule. We are also required to be in compliance with the California Consumer Privacy Act (“CCPA”). In the EU, we must comply with the General Data Protection Regulation (“GDPR”), which serves as a harmonization of European data-privacy laws. With relocation of our EMEA headquarters to Switzerland, the Swiss Federal Act on Data Protection (“FADP”), passed September 25, 2020, becomes increasingly important. Expansion into LATAM markets requires us to comply with Brazil's Lei Geral de Proteção de Dados (“LGPD”). Meanwhile, the APAC and EMEA regions have also seen rapid development of privacy laws including India, Russia, China, South Korea, Singapore, Hong Kong, and Australia.

Information regarding risks associated with data security and privacy may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Human Capital

We believe our culture and commitment to our employees provides unique value to our Company and its shareholders. Every employee, and every job, is important to our success and helps us achieve our purpose of transforming smiles and changing lives. Our core values of Agility, Customer and Accountability inform our culture. Our Global Code of Conduct (“Code”) and Quality Policy are designed to enable us to operate with integrity and deliver superior treatment outcomes and experiences to patients. We seek to create an environment that values the health, safety and wellness of our teams, and we work to equip them with the knowledge and skills to serve our business and develop in their careers.

As of December 31, 2020, we had approximately 18,070 employees, including 11,900 in manufacturing and operations, 3,505 in sales and marketing which includes customer care, 1,020 in research and development and 1,645 in general and administrative functions. We are a global organization with the majority of our employees in direct-labor roles in our manufacturing and clinical treatment planning facilities. Set forth in the following paragraphs are some of the most important elements of our culture and commitment to our employees.

Diversity. Fostering diversity and encouraging inclusion in the workplace makes Align a more welcoming and enjoyable place to work. Our management team is comprised of a diverse group from around the globe who are committed to promoting and encouraging the health and well-being of our employees at work and in society overall. Our work culture is designed to create innumerable benefits for our employees, customers, consumers and organization. We believe we are at our best, and our success has been driven by, different backgrounds, orientations, beliefs, perspectives and capabilities in our workforce.

Training and Professional Development. Training is an integral part of developing and retaining our employees and creating a culture of leadership within the Company. This begins with our Code, which was significantly revised in 2020 to emphasize our strong commitment to ethical business practices in all aspects of our operations. Every employee and contractor is required to review the Code and confirm they understand it and we routinely reference the Code in presentations and as part of everyday operations. As a further part of our standard onboarding program, we train employees on important environmental health and safety topics to protect them and our environment as we operate our business. As a general practice, employees are trained to perform their jobs in accordance with any and all applicable statutory/regulatory requirements and that training is routinely re-administered, updated and refreshed. Employees are encouraged to participate in a variety of Company provided learning resources through our corporate Align University platform, including: professional development events; external training programs based on individual needs; business-led enterprise leader learning events; diversity and inclusion; online business skills courses and onsite classroom events. This is in addition to opportunities offered for job development such as management skills training and trainings that improve their opportunities for advancement.

Compensation and Benefits. Our commitment to our employees starts with benefit and compensation programs that reflect the value and the contributions our employees make. In addition to competitive base pay, we offer an assortment of benefits that vary by country, including health and welfare benefit plans, retirement planning services and benefits, holiday and leave policies, equity participation programs such as our Incentive Plan and Employee Stock Purchase Plan, and charitable and community service opportunities. Besides these, we also offer discounts to our employees and their dependents when they undergo Invisalign treatment. Importantly, during the initial onset of the pandemic in early 2020, we committed to protect our employees financially by declaring that we did not intend to furlough, lay off or cut employee pay. We believe our strong operational performance in the second half of 2020 is directly attributable to that decision along with the exceptional efforts of our employees throughout the pandemic.

Health and Safety. Our employees are essential to us as a business and their health and well-being is critical to our success and their continuing achievements. We therefore offer a wide variety of robust programs and initiatives designed to promote the overall health and welfare of all our employees and their families. In addition to the compensation and benefits listed above, we offer family support services, healthcare initiatives, and career services support, among many others. In response to the COVID-19 pandemic and the impacts of remote working, we have encouraged employees to take time away from work to be with their families and implemented initiatives to promote better work-life balance. In addition, we have several health and safety programs in place to help protect our employees. For instance, we have training programs and courses that employees exposed to particular risks are required to take and update periodically. Examples include hazardous material training, emergency response and evacuation training, ergonomics training, biohazard and personal protective equipment training, and more recently COVID-19 related safety training. We also invest to ensure our facilities and equipment are safe by complying with OSHA or other statutory standards.

Charitable and Community Services. We provide opportunities for and actively encourage employees to support local charities through volunteerism, team building, and donation and matching programs and are extremely proud of the generosity and dedication of our employees especially during our annual Month of Smiles initiative in October. In addition, through our Align Foundation, we support businesses with complementary missions including Operation Smile and America’s ToothFairy as well as provide product donations to the dental community to help patients in need of a healthy, beautiful smile. For example, in 2020 we pledged a $1 million donation to support COVID-19 global relief efforts. This was in addition to a 1 million renminbi donation to the Chinese Red Cross to support its COVID-19 prevention and control efforts and donations of personal protective equipment to hospitals and healthcare providers treating patients with COVID-19. For more information on our charitable and community efforts, please refer to the Corporate Social Responsibility portion of our website located at https://www.aligntech.com/about/corporate_social_responsibility.

Information Systems. We understand the critical nature of measurable data and insights from a human capital perspective. We made the decision to leverage a cloud-based human capital management software solution that unifies our wide range of human relations functionality onto one single platform. This allows support for the entire enterprise with qualitative and quantitative analytics specific to employee transactions, processes and programs, thereby creating a culture where data and analytics are the norm and to drive key decisions.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of February 26, 2021:

Name	Age	Position
Joseph M. Hogan	63	President and Chief Executive Officer
John F. Morici	54	Chief Financial Officer and Senior Vice President, Global Finance
Julie Coletti	53	Senior Vice President, Chief Legal and Regulatory Officer
Stuart Hockridge	49	Senior Vice President, Global Human Resources
Emory M. Wright	51	Senior Vice President, Global Operations

Joseph M. Hogan has served as our President and Chief Executive Officer and as a member of our Board of Directors since June 2015. Prior to joining us, Mr. Hogan was Chief Executive Officer of ABB Ltd., a global power and automation technologies company based in Zurich, Switzerland from 2008 to 2013. Prior to working at ABB, Mr. Hogan worked at General Electric Company (GE) in a variety of executive and management roles from 1985 to 2008, including eight years as Chief Executive Officer of GE Healthcare from 2000 to 2008.

John F. Morici served as our Chief Financial Officer beginning in November 2016. His title was changed to Chief Financial Officer and Senior Vice President, Global Finance in February 2018. Prior to joining us, Mr. Morici was at NBC Universal from 2007 to 2016 where he held several senior management positions in their Universal Pictures Home Entertainment U.S. and Canadian business, including Chief Financial Officer, Chief Operating Officer, and most recently, Executive Vice President and Managing Director from 2014 to 2016. Prior to NBC Universal, Mr. Morici was in various senior financial management positions at GE Healthcare from 1999 to 2007, including Chief Financial Officer for its Diagnostic Imaging and Global Products units from 2002 to 2003.

Julie Coletti has served as our Senior Vice President, Chief Legal and Regulatory Officer since May 2019. Ms. Coletti joined Align in May 2018, serving as Vice President and Associate General Counsel, Strategic Commercial Affairs until her promotion in 2019. Prior to Align, Ms. Coletti was Vice President, Global General Counsel and Chief Compliance Officer for Danaher Corporation, a healthcare, environmental and industrial equipment manufacturer, in its dental platform business.

Stuart Hockridge served as our Vice President, Global Human Resources beginning in May 2016. His title was changed to Senior Vice President, Global Human Resources in February 2018. Prior to joining us, Mr. Hockridge was Senior Vice President of Talent at Visa Inc. from 2013 to 2016. Prior to Visa, Mr. Hockridge held a number of human resource management positions at GE Healthcare from 2002 to 2012 leading HR processes both globally and for various divisions.

Emory M. Wright served as our Vice President, Operations beginning in December 2007. His title changed to Senior Vice President, Global Operations in February 2018. He has been with us since March 2000 predominantly in manufacturing and operations roles including Vice President, Manufacturing and was General Manager of New Product Development. Prior to joining Align, from 1999 to 2000, Mr. Wright was Senior Manufacturing Manager at Metrika, Inc. a medical device manufacturer. Mr. Wright also previously served as Manager of Manufacturing and Process Development for Metra Biosystems Inc.

ITEM 1A.RISK FACTORS

The following discussion is divided into two sections. The first, entitled “Risks Relating to our Business,” discusses some of the risks that may affect our business, results of operations and financial condition. The second, captioned "General Risk Factors," discusses some of the risks that apply generally to companies and to owning our common stock, in particular. You should carefully review both sections, as well as our consolidated financial statements and notes thereto and other information appearing in this Annual Report on Form 10-K, for important information regarding these and other risks that may affect us. The order we have chosen to list the risks below or the sections in which we have identified them should not be interpreted to mean we deem any risks to be more or less important or likely to occur or, if any do occur, that their impact may be any less significant than others. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Summary of Risk Factors

The following is a summary of the risks that are more fully described below in this “Risk Factors” section:

Risks Relating to our Business Operations and Strategy

•Our results of operations have been materially adversely affected by global and regional efforts to mitigate the spread of COVID-19 and we expect this will continue in as yet unknown ways and to varying degrees in the future.
•Our net revenues are dependent primarily on our Invisalign System and iTero Scanners and any decline in sales or average selling price of these products for any reason, may adversely affect net revenues, gross margin and net income.
•Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that may introduce new technologies in the future and customers who create aligners or retainers in house.
•An increasingly larger portion of our total revenues are derived from international sales and we are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.
•Demand for our products may not increase as rapidly as we anticipate or may decrease due to a variety of factors, including a weakness in general economic conditions and resistance to non-traditional treatment methods.
•Our success depends on our ability to develop, successfully introduce and achieve market acceptance of new products and services.
•We may not achieve the anticipated benefits from our recent acquisition of exocad in the timeframe expected, or at all, which may have an adverse effect on our business and our financial results.
•As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity and operational inefficiencies at our manufacturing and treat facilities.
•If we fail to sustain or increase revenue growth while controlling expenses, our profitability may decline.
•Our operating results have and will fluctuate in the future, which makes predicting the timing and amount of our revenues, costs and expenditures difficult.
•A disruption in the operations of a primary freight carrier or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.
•If we fail to accurately predict our volume growth and hire too many or too few technicians, the delivery time of our products could be delayed or our costs may exceed our revenues, each of which could adversely affect our results of operations.
•Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our business and operating results.
•If the security of our customer and patient information is compromised or we are unable to comply with data protection laws, our operations may be severely adversely impacted, patient care could suffer, we could be liable for related damages, and our reputation could be impaired.
•In order to deepen our market penetration and raise awareness of our brand and products, we may increase the amount we spend on marketing activities, which may not ultimately prove successful or an effective use of our resources.
•Our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type are costly and could distract our management and cause a decline in our results of operations and stock price.
•Obtaining approvals and complying with governmental regulations, particularly healthcare and data privacy compliance, is expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and cause harm to our reputation.
•If we or any vendors on whose products or services we rely for our products and service infringe the patents or IP rights of other parties or are subject to a patent infringement claim, our ability to grow our business may be severely limited.

•We maintain single supply relationships for certain key machines and materials, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.
•We primarily rely on our direct sales force to sell our products, and any failure to train and maintain our key sales force personnel could harm our business.
•We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks that may be harmful to our sales and operations.
•Our business exposes us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be liable for substantial damages or penalties if we are subject to claims or litigation.
•We are subject to risks associated with our strategic investments. Impairments in the value of our investments could negatively impact our financial results.

General Risk Factors

•If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.
•Business disruptions could seriously harm our financial condition.
•Changes in, or interpretations of, accounting rules and regulations, could result in unfavorable accounting charges.
•We are required to annually assess our internal control over financial reporting and any adverse results from such assessment may result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
•We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
•If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.
•If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.
•Our effective tax rate may vary significantly from period to period.
•Changes in tax laws or tax rulings could negatively impact our income tax provision and net income.
•We may acquire other businesses, products or technologies in the future which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our results of operations.
•Historically, the market price for our common stock has been volatile.
•We cannot guarantee we will repurchase our common stock again in the future, and any repurchases may not achieve our objectives.
•Future sales of significant amounts of our common stock may depress our stock price.

Risks Relating to our Business Operations and Strategy

Our results of operations have been materially adversely affected by global and regional efforts to mitigate the spread of COVID-19 and we expect this will continue in as yet unknown ways and to varying degrees in the future.

The broad and extensive impact of the COVID-19 pandemic on virtually all aspects of our business and society generally has exacerbated many of the pre-existing risks to our business by making some or many of them more likely to occur or more impactful when they do occur. Accordingly, you should consider the risks in this risk factor in addition to, and not in lieu of, the risks identified throughout this section discussing the risks related to our business.

COVID-19 created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting broad aspects of the global economy, our operations and the businesses of our customers and suppliers. Renewed outbreaks of COVID-19 may harm recovering consumer confidence or renew implementation of harsh preventative measures. Because COVID-19 spreads readily through airways in nasal passages and the mouth, our principal customers, dental and orthodontic practices, were an initial focus leading to the complete or substantial closures of their operations; materially harming our sales and sales efforts. While practices across all regions have largely reopened, many have not returned to pre-pandemic capacities.

In response to COVID-19, we implemented measures aimed at limiting its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with orders and decrees of governmental agencies. These measures included diagnostic screenings at our facilities, increased social distancing mandates, closures of physical offices, manufacturing and treatment planning facilities, including our U.S. corporate headquarters and regional facilities worldwide, implementing remote working where feasible, prohibiting non-essential travel, and converting underutilized manufacturing capacity to produce personal protective equipment. Many of these actions remain in effect and we may implement new or revise existing requirements as circumstances require, some of which may be highly disruptive to our business and may ultimately prove wholly or partially ineffective. Even if effective, if employees perceive them to be inadequate or overly burdensome, or they prove difficult to maintain over extended periods of time, productivity may decline or we may experience employee unrest, slowdowns, stoppages or other demands, we may fail to timely meet customer demand or fulfill orders, the costs to maintain or implement protective measures or deliver our products may increase, and we may be subject to increased litigation, including product liability and occupational safety and condition claims.

As the economic and societal impact of the pandemic continues to unfold, we are continually evaluating macroeconomic as well as industry-specific factors, including the extent our business and financial results are or may be impacted as well as those of our customers and suppliers, and the financial health and stability of businesses and consumers overall depends on numerous evolving factors, many of which we cannot control nor accurately predict. Examples include:

•the duration, scope, and severity of governmental, business and societal actions in response to the pandemic;
•the time in which dental practices return to pre-pandemic operating capacities and our ability to timely and effectively respond to decreases or increases in demand;
•the impact on worldwide economic activity, employment rates and actions taken by central banks and governments;
•changes in product and services demand, particularly for products or services that may be deemed discretionary or that can be delayed or cancelled;
•the liquidity and financial stability of consumers, customers, and patients, including their willingness to purchase our products and services, delays paying for products or services, requests for extended payment terms, or payment defaults;
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
•customer and consumer purchasing behavior changes as pandemic-related restrictions are curtailed or lifted, remote working declines and travel and discretionary spending patterns shift;
•data privacy and cybersecurity risks from new or expanded use of remote working and/or teledentistry by our suppliers, customers, and us, including new or expanded use of online service platforms, products and solutions such as video conferencing applications, doctor, consumer and patient apps, inadequately secured computing networks or servers, overheard telephone conversations, viewable computer screens, stolen passwords or access information, increased phishing and other cyber threats; and
•the impact of remote working arrangements on our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed is timely and accurately recorded, processed, summarized, reported, and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow for timely decisions regarding required disclosure.

The impact of the pandemic continues to evolve and we cannot predict the future impact on our business or results of operations; although it may have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price as well as the businesses of our customers, and economic activity generally.

Our net revenues are dependent primarily on our Invisalign System and iTero Scanners and any decline in sales or average selling price of these products for any reason, may adversely affect net revenues, gross margin and net income.

Our net revenues are largely dependent on sales of our Invisalign System of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign System, primarily our comprehensive products, will continue to account for the majority of our net revenues; making the continued and widespread acceptance of the Invisalign System by orthodontists, GPs and consumers critical to our future success. Sales of our iTero scanners are becoming a larger percentage of our overall revenues and we expect the acquisition of exocad to complement the adoption of digital dentistry. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign System treatment as rapidly or in the volumes we anticipate and at the prices offered, if orthodontists or GPs choose to continue using wires and brackets or competitive products rather than the Invisalign System, if sales of our iTero scanners decline or fail to grow sufficiently or as expected, if the acquisition of exocad does not produce the results expected, or if the average selling price of our products declines for any reason, our operating results could be harmed.

The average selling price of our products, particularly our Invisalign System, are influenced by numerous factors, including the type and timing of products sold, price increases and reductions, product mix, product and services bundling, promotions, and foreign exchange rates. We provide volume-based discount programs to our customers. In addition, we sell a number of products at different list prices which may differ based on country and season. If we change volume-based discount programs that affect our average selling prices; if we introduce price reductions or consumer rebate programs; if we implement new or expand existing discount programs or participation in these programs increases; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected. Moreover, some programs may be unsuccessful or may drive demand in unexpected ways. Were any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may decline.

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that may introduce new technologies in the future and customers who create aligners or retainers in house.

The dental industry is in a period of immense and rapid digital transformation involving products, technologies, distribution channels and business models. While our clear aligner and iTero scanners facilitate this transition, whether our technologies will achieve market acceptance and, if adopted, whether and when they may become obsolete as new offerings become available remains unclear.

Currently, our clear aligner system competes directly against traditional metal wires and brackets and increasingly against clear aligners manufactured and distributed by new market entrants and traditional manufacturers of wires and brackets, both within and outside the U.S., and from traditional medical device companies, laboratories, startups and, in some cases, doctors themselves. Due in part to market opportunities and the expiration of certain of our key patents beginning in 2017, competition in the clear aligner market is increasing. The number and types of competitors are diverse and vary by segment, geography and customers, including new and well-established regional competitors, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities, including the ability to leverage existing dental market channels to compete directly with us. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote teledentistry model requiring little or no in-office care from trained and licensed doctors and doctors themselves who can manufacture custom aligners in their offices using modern 3D printing technology. Large consumer product companies may also enter the orthodontic supply market.

The manipulation and movement of teeth and bone is a delicate process with potentially painful and debilitating results if not appropriately performed and monitored. Accordingly, we are committed to delivering our Invisalign System solutions primarily through trained and skilled doctors. Invisalign System treatment requires a doctor's prescription and an in person physical examination of the patient’s dentition before beginning treatment; however, with the advent of DTC providers accompanied by significant advertising campaigns, there has been a shift away from traditional practices that may impact our primary selling channels. We also believe doctors are sampling alternative products and/or taking advantage of competitive promotions and sale opportunities. In addition, we may face competition from companies that introduce new technologies and we may be unable to compete with these competitors or they may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed. To stimulate product and services demand, we have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers. Whether or not successful, these promotional campaigns can have unexpected and unintended consequences, including reduced gross margins, profitability and average selling prices, loss of market share, and may discourage dental professionals’ efforts and commitment to use our products, any of which could materially adversely affect our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

An increasingly larger portion of our total revenues are derived from international sales and we are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations and we expect to increase our sales and presence outside the U.S., particularly in markets we believe have high-growth potential. Moreover, many of our key production steps are performed in locations outside of the U.S. For instance, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans

(“ClinCheck”), which are approved by licensed doctors before being transmitted electronically for to our aligner fabrication facilities. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture our aligners. Our digital treatment planning and aligner fabrication are performed in multiple international locations, including large-scale operations in Mexico, Costa Rica and China and we continue to establish additional sites closer to our international customers. Also, we maintain significant regional sales and marketing operations in Switzerland, Singapore and China along with research and development operations globally, including in the U.S., Russia, Israel, and Germany. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations, including:

•difficulties managing international operations, including any travel restrictions on us or our customers;
•fluctuations in currency exchange rates;
•import and export risks, penalties, controls, license requirements and restrictions;
•controlling production volume and quality of the manufacturing process;
•difficulties hiring and retaining employees, particularly employees with software and technological design and development backgrounds necessary to create, develop and perform the more technical aspects of our operations as well as to service, market and sell complex medical devices and technologies;
•the engagement in activities by our employees, contractors, partners and agents prohibited by international and local trade, labor and other laws prohibiting corrupt payments to government officials, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and export control laws, in spite of our policies and procedures designed to ensure compliance with these laws;
•increased expense of developing, testing, making and marketing localized versions of our products;
•political, military, social, economic, or business instability, acts of terrorism and acts of war, including increased levels of violence and protests in various regions of the world, including regions in which we operate such as the United States, Mexico, Hong Kong, the Middle East and Africa. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and may be called for additional active duty under emergency circumstances which may materially impair all or a portion of our business operations critical to our iTero operations. Were any of these events or conditions to occur, the impact to us, our employees and customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence were to occur;
•general geopolitical instability and the responses to it, such as the possibility, threat of, imposition of, or changes in sanctions, trade restrictions and tariffs, particularly in key customer or manufacturing markets such as China, Mexico or other countries;
•interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure;
•production or material transportation delays or disruption, including as a result of customs clearance, workforce unrest, slowdowns or stoppages, unionization efforts, or as a result of disasters, whether as a natural forces or human caused;
•burdens of complying with a wide variety of regional and local laws, including anti-trust, and competition laws;
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

The potential impacts of the United Kingdom’s (“UK”) withdrawal from the European Union ("EU") is still unfolding and could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses are subject, including those involving data privacy and the regulation of medical devices. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services, people, data and information and significantly disrupt trade. Further, uncertainty around these and related issues could lead to adverse effects on the economies of the UK, EU and the other economies in which we operate.

Should any of these factors, either individually or in combination, occur they could materially impact our international operations and adversely affect our business as a whole.

Demand for our products may not increase as rapidly as we anticipate or may decrease due to a variety of factors, including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, pandemics, prevailing economic conditions, levels of employment, salaries and wage rates, debt obligations, discretionary income, consumer confidence and consumer perception of current and future economic conditions. A decrease in U.S. or certain international economies or an uncertain economic outlook, both of which have or are occurring as a result of the COVID-19 pandemic, would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in consumer spending on elective, non-urgent, or higher value procedures or a reduction in the demand for dental services generally, any of which would materially adversely affect our sales and operating results. Conversely, the pandemic may have temporarily limited options for consumer discretionary spending and demand for our products may be harmed once travel and other restrictions are eased. Weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. In addition, Invisalign treatment, which accounts for the vast majority of our net revenues, represents a significant change from traditional metal brackets and wires orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe the Invisalign treatment is appropriate for only a limited percentage of patients. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

Our success depends on our ability to develop, successfully introduce and achieve market acceptance of new products and services.

Our success depends on our ability to profitably and quickly develop, manufacture, market and obtain regulatory approval or clearance of new products and services along with improvements to existing products and services. There is no assurance we can successfully develop, sell and achieve market acceptance of our products and services. The extent of, and rate at which, market acceptance and penetration are achieved by any products or offerings is a function of many variables, including our ability to:

•correctly predict, timely develop and cost effectively manufacture or bring to market solutions that meet future customer needs and preferences with the features and functionality they desire or expect;
•allocate our research and development funding to products with higher growth prospects;
•ensure compatibility of our technology, services and systems with those of our customers;
•anticipate and rapidly respond to new competitive products, product offerings and technological innovations;
•differentiate our products and product offerings from our competitors as well as other products in our own portfolio and successfully articulate the benefits of those differences to our customers;
•innovate and develop new technologies and applications and timely obtain approval or clearance by government agencies such as the FDA and analogous agencies in other countries;
•qualify for third-party reimbursement for procedures using our products;
•successfully identify, timely develop and market products and services to new and evolving target markets; and
•encourage customers to adopt new technologies.

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenues. If we successfully innovate and develop new products and product enhancements, we may incur substantial costs doing so and our profitability may suffer. Even if our new products are successfully introduced, it may be difficult to gain market share and acceptance, particularly if doctors require education to understand the benefits of the new products or measure their success only after extended periods of time required to treat patients. For instance, it can take up to 24 months or longer to treat patients using our Invisalign System. Consequently, doctors may be unwilling to adopt our new products until they successfully complete one or more cases or until more historical clinical results are available.

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

We closed our acquisition of exocad on April 1, 2020. There is no guarantee that the acquisition will achieve the desired benefits and synergies or that the exocad CAD/CAM software will continue to succeed in the marketplace.

In addition, we do not have a history of significant acquisitions and integrating exocad during the COVID-19 pandemic poses challenges which may make it difficult to achieve the expected financial, technical or strategic benefits of the acquisition in the time frames anticipated if at all. Potential risks we may experience include:

•difficulties integrating the business of exocad in the timeframes expected or as anticipated and without adversely impacting our existing operations or the operations of exocad;

•slower adoption of or technological difficulties uniting our product and service offerings to produce solutions that efficiently and effectively integrate with the workflows between doctors, laboratories and other market participants;
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
•the potential that our due diligence did not uncover risks and potential liabilities, that we fail to adequately mitigate or control them, or that new risks and potential liabilities associated with exocad arise;
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
•all or material portions of the expected synergies and benefits of the acquisition may change or disappear or may take longer to realize;
•negative impact on our GAAP results of operations, financial condition, and liquidity from acquisition-related costs, charges, amortization of intangible assets and/or asset or goodwill impairment charges;
•outcomes or rulings in known, or as yet to be discovered, regulatory enforcement, intellectual property and other litigation, anti-bribery and corruption or other similar matters that are, alone or in the aggregate, materially adverse; and
•our ability to protect our intellectual property rights as well as protect our IT networks from cybersecurity threats and ensure customer and sensitive personal and health data remain secure.

If we cannot successfully integrate exocad with our existing business, our results of operations and financial condition could be harmed.

As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity and operational inefficiencies at our manufacturing and treat facilities.

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain employees. We may be unable to manage such growth effectively. Any such failure could have a material adverse impact on our business, operations and prospects. We continue to establish additional order acquisition, treatment planning and manufacturing facilities closer to our international customers in order to provide doctors with better experiences, improve their confidence in using the Invisalign System and iTero intraoral scanners to treat more patients and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to obtain regulatory clearance and certifications for, move into, plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks related to establishing facilities, such as hiring and retaining employees and delays and cost overruns, any of which may be out of our control and may negatively impact our gross margin. In addition, these facilities may be located in higher cost regions compared to Mexico, China and Costa Rica, which may negatively impact our gross margin. If the transition into additional facilities is significantly delayed, if a facility is required to temporarily or permanently, partially or fully shut down, or demand for our products increases, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

In addition, because adapting production capacity and related cost structures to changing market conditions takes time, our facility capacity may at times exceed or fall short of our production requirements. For instance, as a result of the COVID-19 pandemic sales in the final weeks of the first quarter of 2020 declined substantially and operations at our manufacturing facilities declined shortly thereafter. Thereafter, as dental practices reopened we experienced a rapid increase in demand. If product demand decreases or increases more than forecast, we could be required to write off inventory or record excess capacity charges, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to fulfill customer demand in the time frames and with the quantities they require, any of which may take time to accomplish, lower our gross margin, inhibit sales or harm our reputation, or if we are required to implement additional protective measures to safeguard our employees, productivity could decline. Production of our clear aligners and intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

If we fail to sustain or increase revenue growth while controlling expenses, our profitability may decline.

If we are to sustain or increase profitability in future periods, we need to continue increasing our net revenues, while controlling expenses. Because our business and the markets we target are evolving, it is difficult to predict our future operating results or levels of growth or declines, and we have not in the past and may be unable in the future to sustain or regain our historical growth rates which may cause our profitability to decline.

Our operating results have and will continue to fluctuate in the future, which makes predicting the timing and amount of our revenues, costs and expenditures difficult.

Our quarterly and annual operating results have and will continue to fluctuate for a variety of reasons, including as a result of changing doctor and consumer product demand. Some of the factors that could cause our operating results to fluctuate include:

•limited visibility into and difficulty predicting from quarter to quarter, the level of activity in our customers’ practices;
•changes in geographic, channel, or product mix;
•weakness in consumer spending and confidence or a slowdown in domestic or international economies;
•higher manufacturing, delivery and inventory costs;
•competition in general and competitive developments in the market;
•changes in relationships with our dental support organizations and distributors, including timing of orders;
•changes in the timing of revenue recognition and changes in our average selling prices, including as a result of the timing of receipt of product orders and shipments, product and services mix, geographic mix, product and services deferrals, the introduction of new products and software releases, product pricing, bundling and promotions, modifications to our terms and conditions such as payment terms, or as a result of new accounting pronouncements or changes to critical accounting estimates including, without limitation, those estimates based on such matters as our predicted usage of additional aligners;
•the creditworthiness, liquidity and solvency of our customers and their ability to timely make payments when due;
•fluctuations in currency exchange rates against the U.S. dollar;
•our inability to scale, suspend or reduce production based on variations in product demand;
•seasonal fluctuations, including those related to patient demographics such as teen buying habits in the U.S., China and Europe as well as the number of doctors in their offices and their availability to take appointments;
•success of or changes to our marketing programs from quarter to quarter;
•timing and fluctuation of spending around marketing and brand awareness campaigns and industry trade shows;
•our reliance on our contract manufacturers for the production of sub-assemblies for our intraoral scanners;
•increased advertising or marketing efforts or aggressive price competition from competitors;
•changes to our effective tax rate;
•unanticipated delays and disruptions in the manufacturing process caused by insufficient capacity or availability of raw materials, turnover in the labor force or the introduction of new production processes, power outages, natural or other disasters, pandemics or general economic conditions impacting the solvency of vendors in our supply chain;
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
•investments in research and development to develop new products and enhancements; and
•material impairments of goodwill, long-lived assets, or notes receivable.

To respond to these and other factors, we may make business decisions that adversely affect our operating results such as modifications to our pricing policy and payment terms, promotions, development efforts, product releases, business structure or operations. Most of our expenses, such as employee compensation and lease obligations, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations for future revenues. As a result, if our net revenues for a particular period fall below expectations, we may be unable to reduce spending to offset any shortfall in net revenues. Due to these and other factors, we do not believe that quarter-to-quarter comparisons of our operating results are meaningful.

A disruption in the operations of a primary freight carrier or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.

We are dependent on commercial freight carriers, primarily UPS, to deliver our products. If the operations of these carriers are disrupted for any reason, we may be unable to timely deliver our products to our customers. If we cannot deliver our products on time and cost effectively, customers may choose alternative products causing our net revenues and gross margins to decline, possibly materially. If fuel costs increase, so do our freight costs. In addition, we earn an increasingly larger portion of our total revenues from international sales. International sales carry higher shipping costs which could negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to pass that increase along to our customers or otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be adversely affected.

If we fail to accurately predict our volume growth and hire too many or too few technicians, the delivery time of our products could be delayed or our costs may exceed our revenues, each of which could adversely affect our results of operations.

Treatment planning is a key step leading to our manufacturing process which relies on sophisticated computer software. This requires new technicians to undergo a relatively long training process, often 120 days or longer. As a result, if we are unable to accurately predict our volume growth, we may have an insufficient number of trained technicians to ensure products are manufactured and delivered within the time frame our customers expect. Such a delay could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations. Conversely, if we hire and train too many technicians in anticipation of volume growth that does not materialize, materializes at a rate slower than anticipated, or if volumes decline, our costs and expenditures may outpace our revenue growth, harming our gross margins, operating expenses and financial results.

Our information technology systems are critical to our business. System integration and implementation issues and system security risks could disrupt our operations, which could have a material adverse impact on our business and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems ("IT systems"). All IT systems are vulnerable to damage, attack or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on such systems. To effectively manage this growth, our IT systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing customer preferences. Expanded remote working and increased customer usage of online technology platforms by us, our customers and suppliers as a means to mitigate the spread of COVID-19 have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform certain business processes, extend established processes to new subsidiaries and/or implement additional functionality in our enterprise resource planning (“ERP”) software system which entails certain risks, including disruption of our operations, such as our ability to track orders and timely ship products, manage our supply chain and aggregate financial and operational data.

System upgrades, new releases and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.

Additionally, we continuously upgrade and issue new releases of our customer facing software applications, such as my iTero, our ClinCheck software, MyAligntech and the Invisalign Doctor Site as well as our internal software applications upon which customer facing, manufacturing and treatment planning operations are dependent. Software applications frequently contain errors or defects, especially when first introduced or when new versions are released. The discovery of a defect, error or security vulnerability in our software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our primary IT systems may cause adverse consequences, including: delay or loss of revenues, delay in market acceptance, damage to our reputation, loss of market share or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our clear aligner production is dependent on digital scans from our iTero and third party intraoral scanners. A failure of all or any portion of ours or third party software or other components or systems to interoperate with iTero or third party scanners, termination of interoperability with third party scanners, or a system outage for any reason could have a material adverse effect on our ability to accept scans, manufacture clear aligners or otherwise service our customers which may amongst other things, harm our sales, damage our reputation, or result in litigation.

If the information we rely on to run our businesses is inaccurate or unreliable, if we fail to properly maintain our IT systems and data integrity, or if we fail to develop new capabilities to meet our business needs in a timely manner, we could suffer operational disruptions, have customer disputes, and fail to produce timely and accurate reports. We may also be required to respond to regulatory inquiries or actions, forced to defend against litigation or pay damages, penalties or fines, experience increases in operating and administrative expenses, find it necessary to rebuild networks or systems, lose existing customers, experience difficulties attracting new customers or implementing our growth strategies, or suffer other adverse consequences. In addition, experienced computer programmers and hackers may be able to penetrate our network security or our cloud-based software servers hosted by third parties and misappropriate our confidential information or that of third parties, expose personal and financial data of our customers and their patients, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally develop or procure from third parties may contain defects or present risks in design, development, manufacture or distribution, including “bugs,” security vulnerabilities, and other problems that can unexpectedly interfere with the operation of the system or compromise or exploit the safety and security of our networks. The costs to eliminate or mitigate security problems, viruses and bugs could be significant and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions that may have a material adverse impact on our operations, net revenues and operating results.

There can be no assurance that our process of improving existing or developing new IT systems, integrating new IT systems, protecting confidential patient health information, and improving service levels will not be delayed or that additional IT systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our IT systems and data may result in a material adverse effect on our financial position, results of operations and cash flows.

If the security of our customer and patient information is compromised or we are unable to comply with data protection laws, our operations may be severely adversely impacted, patient care could suffer, we could be liable for related damages, and our reputation could be impaired.

We retain confidential customer financial as well as patient health information. Therefore, it is critical that the facilities and infrastructure on which we depend to run our business remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security measures, we have experienced breaches in the past and the infrastructure and systems on which we depend may be vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, ransomware, employee error or malfeasance or similar disruptive problems. For example, some companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic. If we fail to meet our customer and patients’ expectations regarding the security of their information, we could be liable for damages and our reputation and competitive position could be impaired. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, advertisers and partners from using our products. In addition, patient care could suffer, and we could be liable if our IT systems fail to deliver correct information in a timely manner. We have cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damage and claims arising from such incidents may not be covered or may exceed the amount of any coverage.

We are also subject to federal, state and foreign laws and regulations, including ones relating to privacy, data protection, content regulation, and consumer protection. We may be or become subject to data localization or data residency laws which generally require that certain types of data collected within a country be stored and processed only within that country or approved countries. Some countries, including Brazil, Russia and China, have enacted, and others are considering enacting, data localization or data residency laws and we could be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have significant cost implications. We may also be subject to data export restrictions, or international transfer laws which prohibit or impose conditions upon the transfer of such data from one country to another. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could adversely affect our business.

In addition, we must comply with numerous data protection requirements that span from individual state and national laws in the U.S. and China to multinational requirements in the EU. For instance, China has enacted new, complex and highly restrictive cybersecurity, data localization, and cross border data transfer laws. In the EU, we must comply with the General Data Protection Regulation which serves as a harmonization of EU data-privacy laws. Maintaining compliance with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data protection requirements.

In order to deepen our market penetration and raise awareness of our brand and products, we may increase the amount we spend on marketing activities, which may not ultimately prove successful or an effective use of our resources.

Our marketing efforts and costs are significant and include national and regional campaigns involving television, print media, social media and, more recently, alliances with professional sports teams and other strategic partners. We attempt to structure our advertising campaigns to increase brand awareness and adoption; however, there is no assurance our campaigns will achieve the returns on advertising spend desired or successfully increase brand or product awareness sufficiently to sustain or increase our growth goals, which could have an adverse effect on our gross margin and business overall. In addition, various countries restrict direct to consumer advertising of our products and we could run afoul of restrictions and be ordered to stop certain marketing activities.

Our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our intellectual property rights, our competitive position may be harmed. Litigating claims of this type are costly and could distract our management and cause a decline in our results of operations and stock price.

Our success depends in part on our ability to maintain existing intellectual property ("IP") rights and to obtain and maintain further IP protection for our products. Our inability to do so could harm our competitive position.

We rely on our portfolio of issued and pending patent applications in the U.S. and in other countries to protect a large part of our IP and our competitive position; however, our currently pending or future patent filings may not result in the issuance of patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patents and IP laws. Moreover, our foreign patent portfolio is less extensive than our U.S. portfolio. We also rely on protection of our copyrights, trademarks, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us; however, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. Our inability to maintain the proprietary nature of our technology through patents, copyrights or trade secrets would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. In addition, in an effort to protect our IP we are currently involved in litigation and expect to be in the future. The potential effects on our business operations resulting from litigation, whether or not ultimately determined in our favor or settled by us, are costly and divert the efforts and attention of our management and technical personnel from normal business operations.

Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and likely will be needed in the future to determine the validity and scope of certain of our IP rights and the IP rights claimed by third parties to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products. Any of these proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. Any of these results from our litigation could adversely affect our results of operations and stock price.

Obtaining approvals and complying with governmental regulations, particularly healthcare and data privacy compliance, is expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and cause harm to our reputation.

As a medical device company, Align and many of our suppliers and customers are subject to extensive and frequently changing regulations under numerous federal, state, local and foreign laws. Our healthcare provider customers and distributors are also subject to a wide variety of laws and regulations that affect the nature and scope of their relationships with us. The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. For instance, regulations affecting the security and privacy of patient healthcare information held by healthcare providers and their business associates such as the U.S. Health Insurance Portability and Accountability Act (“HIPAA”) may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. Our critical vendors and service providers are similarly subject to various regulations. Our failure, or the failure of our suppliers or customers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including actions alleging false or misleading advertising, unfair or anti-competitive business practices or other violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. There can be no assurance that we will adequately address the business risks associated with the implementation and compliance with such laws or that we will be able to take advantage of any resulting business opportunities.

Furthermore, in general before we can sell a new medical device or market a new use of or claim for an existing product, we must obtain clearance or approval unless an exemption applies. For instance, in the U.S., FDA regulations are wide ranging and govern, among other things:

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

We and certain of our vendors must also comply with facility registration and product listing requirements of the FDA and adhere to applicable Quality System regulations. The FDA enforces its Quality System regulations through periodic unannounced inspections. Our failure to satisfactorily correct an adverse inspection finding or to comply with applicable manufacturing regulations could result in enforcement actions, and we may be required to find alternative manufacturers, which could be a long and costly process. Any enforcement action by the FDA or foreign governments could have a material adverse effect on us.

In addition, numerous foreign, state and federal healthcare-related laws regulate our business and the businesses of our customers, suppliers and service providers, covering areas such as:

•the storage, transmission and disclosure of medical information and healthcare records;
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

If we or any vendors on whose products or services we rely for our products and service infringe the patents or IP rights of other parties or are subject to a patent infringement claim, our ability to grow our business may be severely limited.

Extensive litigation over patents and other IP rights is common in the medical device, software 3D printing and other technologies and industries on which our products and services and based. We have been sued for infringement of third party’s patents in the past and we may be the subject of patent or other litigation in the future. We periodically receive letters from third parties drawing our attention to their patent rights. While we do not believe we infringe upon any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of IP suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities, exclusion orders or injunctions that may prevent or limit our rights to sell or import our products in one or more countries. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

We maintain single supply relationships for certain key machines and materials, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.

We are highly dependent on manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We purchase the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. Moreover, we rely on a third-party manufacturer to supply key sub-assemblies for our iTero Element scanner. If these or other suppliers encounter financial, operating or other difficulties, are unable to hire or maintain personnel, cannot timely obtain supplies, are unable to maintain manufacturing standards or controls, fail to timely deliver materials, parts or components, or if our relationship or the terms by which we contract with any of them changes, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. Finding substitute manufacturers may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of one or more products, including our intraoral scanners, causing us to lose revenues and suffer damage to our customer relationships. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. In the event of technology changes, delivery delays, or shortages of or increases in price for these items, our business and growth prospects may be harmed.

We primarily rely on our direct sales force to sell our products, and any failure to train and maintain our key sales force personnel could harm our business.

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within our Americas and International markets. We do not have any long-term employment contracts with our direct sales force and the loss of the services of key personnel or groups of employees may harm our business. In order to provide more comprehensive sales and service coverage and pursue growth opportunities, we continue to increase the size of our sales force domestically and internationally. Moreover, as we focus on market penetration, we have begun to segregate sales personnel to focus on specific markets such as orthodontists and GPs. It can take up to twelve months or more to train sales representatives to successfully market and sell our products and for them to establish strong customer relationships. If we are unable to expand our sales force, retain our key sales personnel or quickly replace them with individuals of equivalent technical expertise and qualifications, if we are unable to successfully instill technical expertise in new and existing sales representatives, if we fail to establish and maintain strong relationships with our customers, or if our efforts at specializing our selling techniques prove unsuccessful or not cost-effective, our net revenues and our ability to maintain market share could be materially harmed. In addition, due to our large and fragmented customer base, we may not be able to provide all of our customers with product support immediately upon the launch of a new product. As a result, adoption of new products by our customers may be slower than anticipated and our ability to grow market share and increase our net revenues may be harmed.

We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks that may be harmful to our sales and operations.

In addition to our direct sales force, we have and expect to continue to use distributors to import, market, sell, service and/or support our products. Our agreements with these distributors may be non-exclusive and terminable by either party with little notice. If any of these relationships are terminated and alternative distributors are not quickly found and trained in the use, marketing and sales of our products and services, our revenues and ability to sell or service our products in markets key to our growth and expansion could be adversely affected. These distributors may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these distributors and their employees and agents for compliance with laws and regulations, including competition, bribery and corruption, and medical device and services marketing and sales activities. A distributor may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance in such cases.

Our business exposes us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be liable for substantial damages or penalties if we are subject to claims or litigation.

Our products and services involve an inherent risk of claims concerning their design, manufacture, safety and performance, how they are marketed and advertised in a complex framework of highly regulated domestic and international laws and regulations, and how we package, bundle or and sell them to customers who may be private individuals or companies or public entities such as hospitals and clinics. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, consumer fraud and unfair business practices. Additionally, we may be held liable if any product we develop or manufacture or services we offer or perform causes injury or is otherwise found unhealthy or unsuitable. Even if our products are safe, if they are promoted for use or used in unintended or unexpected ways or for which we have not obtained clearance or approvals (“off-label” usage), we may be investigated, fined or have our products or services enjoined or clearances rescinded by administrative agencies or we may be required to defend ourselves in litigation. Although we intend to continue to maintain insurance for product liability, business practices and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may not be sufficient against potential liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in significant legal defense costs and damage our reputation, increase our expenses and diverting management’s attention away from the operation of our business.

We are subject to risks associated with our strategic investments. Impairments in the value of our investments could negatively impact our financial results.

We have and expect to continue to make investments in promising research and technology, primarily through privately held companies, for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Of the companies in which we invest, they may generate net losses and the market for their products, services or technologies may be slow to develop, if at all. Furthermore, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments have declined in value, we may be required to record impairments which could be material and could have an adverse impact on our financial results.

General Risk Factors

If we lose our key personnel or are unable to attract and retain key personnel, we may be unable to pursue business opportunities or develop our products.

We are highly dependent on the key employees in our clinical engineering, technology development, manufacturing, sales, training and marketing personnel and management teams. The loss of the services provided by those individuals may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our future success also depends on our ability to identify, recruit, train and retain additional qualified personnel, including orthodontists and production technicians in our treatment planning facilities. Few orthodontists are accustomed to working in a manufacturing environment since they are generally trained to work in private practices, universities and other research institutions. Thus, we may be unable to attract and retain personnel with the advanced qualifications necessary for the further development of our business. Furthermore, we may not be successful in retaining our key personnel or their services. If we are unable to attract and retain key personnel, our business could be materially harmed.

Business disruptions could seriously harm our financial condition.

Our global operations may be disrupted by natural or human induced disasters including, earthquakes, tsunamis, floods, drought, hurricanes, typhoons, wildfires, extreme weather conditions, power shortages, telecommunications failures, materials scarcity and price volatility, and medical epidemics or health pandemics. For instance, the COVID-19 pandemic and subsequent recovery materially adversely impacted our sales and business operations in 2020, the operations of our customers and the global economy overall. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. The occurrence of business disruptions could harm our growth and expansion, result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our digital dental modeling is primarily processed in our facility located in San Jose, Costa Rica. The operations teams in Costa Rica and other global locations create ClinCheck treatment plans using sophisticated computer software. In addition, certain of our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Mexico and China. Both locations in Costa Rica and Mexico as well as others are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing significant delays receiving their aligners and a decrease in service levels for a period of time. Moreover, a significant portion of our research and development activities are located in California, which suffers from earthquakes, periodic droughts, and wildfires affecting the health and safety of our employees. Any such business interruptions could materially and adversely affect our business, financial condition and results of operations.

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

We routinely assess, update and refine our internal control over financial reporting for its effectiveness. Pursuant to the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our internal controls may become inadequate because of changes in conditions including changes in personnel, updates and upgrades to existing software including our ERP software system, changes in accounting standards or interpretations of existing standards, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and increases our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), the timely filing of our financial reports could be delayed or we could be required to restate past reports, and cause us to lose investor confidence in the accuracy and completeness of our financial reports in the future, which could have an adverse effect on our stock price.

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

The primary objective of our investment activities is to preserve principal. To achieve this objective, a majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of an investment exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we are required to write down the value of the investment, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. In an unstable credit or economic environment, it is necessary to assess the value of our investments more frequently and we might incur significant realized, unrealized or impairment losses associated with these investments.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired and assessing these assumptions and predicting and forecasting future events can be difficult. Large acquisitions, such as our acquisition of exocad in 2020, require ongoing fair value assessments of goodwill and purchased assets to determine if they have become impaired. Consequently, we may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or long-lived asset group is determined.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in global economic environment, changes in legal entity structure or activities performed within our entities, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, settlement of income tax audits and non-deductible goodwill impairments. For example, our effective tax rate varied significantly in the first quarter of fiscal 2020 due to the relocation of our EMEA regional headquarters from the Netherlands to Switzerland. Our effective tax rate is also dependent in part on forecasts of full year results which can vary materially. Furthermore, we may continue to experience significant variation in our effective tax rate related to excess tax benefits on stock-based compensation, particularly in the first quarter of each year when the majority of our equity awards vest.

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

Periodically, we may acquire, or make investments in, complementary companies, products or technologies like our acquisition of exocad in 2020. Alternatively, we may be unable to find suitable acquisition targets in the future, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals or desired synergies, and any acquisitions we complete could be viewed negatively by our customers, securities analysts and investors. Additionally, as an organization we do not have a history of significant acquisitions or integrating their operations and cultures with our own. If we fail to successfully integrate any acquisitions or the technologies acquired, our revenue and results of operations could be adversely affected or we may inherit or fail to uncover material issues of the acquired company or assets, including litigation or ongoing investigations, accounting irregularities or improprieties, failure to comply with regulations, governmental orders or decrees, and IT security and privacy compliance issues. Any integration process may require significant time and resources and we may not successfully evaluate or utilize the acquired technology, or we may fail to retain key personnel, or accurately forecast the financial impact of an acquired business. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, any of which could adversely affect our liquidity, financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any acquisition could result in dilution to our shareholders. The occurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

The market price of our common stock is subject to wide price fluctuations in response to various factors, many of which are beyond our control. The factors include:

•the impact on global and regional economies as a result of the COVID-19 pandemic;
•quarterly variations in our results of operations and liquidity or changes in our forecasts and guidance;
•changes in recommendations by the investment community or their estimates of our net revenues or operating results;
•speculation in the press or investment community concerning our business and results of operations;
•announcements by us or our competitors or new market entrants, including strategic actions, management changes, and material transactions or acquisitions;
•technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock, fractional share trading, and other technical trading factors or strategies;
•announcements regarding stock repurchases, sales of our common stock, credit agreements and debt issuances;
•announcements of technological innovations or new products or product offerings by us, our customers or competitors;
•key decisions in pending litigation;
•sales of stock by us, our officers or directors; and
•general economic market conditions.

In addition, the stock market in general, and the market for technology and medical device companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Historically, class action litigation is often brought against an issuing company following periods of volatility in the market price of its securities and we have not been excepted from such litigation.

We cannot guarantee we will repurchase our common stock again in the future, and any repurchases may not achieve our objectives.

Although we have not repurchased any of our common stock recently, we have a history of recurring stock repurchase programs intended to return capital to our investors. Any authorization or continuance of our share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will resume repurchases of our common stock, or continue repurchasing our common stock if we do resume, consistent with historical levels or at all, or that our stock repurchase programs will have a beneficial impact on our stock price.

Future sales of significant amounts of our common stock may depress our stock price.

A large percentage of our outstanding common stock is currently owned by a small number of significant stockholders. These stockholders have sold in the past, and may sell in the future, large amounts of common stock over relatively short periods of time. Sales of substantial amounts of our common stock in the public market by existing stockholders may adversely affect the market price of our common stock by creating the perception of difficulties or problems with our business that may depress our stock price.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We occupy several leased and owned facilities. At December 31, 2020, the significant facilities occupied were as follows:

Location	Lease/Own	Primary Use	Expiration of Lease
San Jose, California, U.S.A.	Own	Office for corporate headquarters[1], research & development and administrative personnel	N/A
Raleigh, North Carolina, U.S.A	Own	Office for Americas regional headquarters	N/A
San Jose, Costa Rica	Lease and Own	Office for administrative personnel, treatment personnel, and customer care	July 2023
Moscow, Russia	Lease	Office for research & development	March 2024
Or Yehuda, Israel	Lease and Own	Manufacturing and office for research & development and administrative personnel	February 2022
Rotkreuz, Switzerland	Lease	Office for EMEA regional headquarters, sales and marketing and administrative personnel	July 2024
Juarez, Mexico	Own	Manufacturing and office for administrative personnel	N/A
Ziyang, China	Lease and Own	Manufacturing and office for administrative personnel	May 2021
1         During the fourth quarter of 2020, we entered into a lease agreement for office space in Tempe, Arizona which was designated as our new corporate headquarters effective January 1, 2021.

ITEM 3.LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Note 10 "Legal Proceedings" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 22, 2021, there were approximately 57 holders of record of our common stock. Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.

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

The graph below matches our cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500 index and the S&P 1500 Composite Health Care Equipment & Supplies index. The graph tracks the performance of a $100 investment in our common stock and each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases during the three months ended December 31, 2020. As of December 31, 2020, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018 (Refer to Note 13 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on our stock repurchase program).

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA

We have applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented under Results of Operations of this Form 10-K. Discussions regarding our financial condition and results of operations for fiscal 2019 compared to 2018 have been omitted from this Annual Report on Form 10-K, but can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020, which is available without charge on the SEC's website at www.sec.gov and on our investor relations website at investor.aligntech.com.

Overview

Our purpose is to transform smiles and change lives, and we are accomplishing this goal by establishing clear aligners as the principal solution for the treatment of malocclusions and our Invisalign clear aligners as the treatment solution of choice by orthodontists, general dental practitioners and patients globally. To date, over 9.6 million people worldwide have been treated with our Invisalign System.

To encourage consumers to treat malocclusions with clear aligners under the direction and supervision of licensed dental professionals, we have developed a business strategy designed to bring to market solutions that we believe strengthen our digital dental platform for doctors, labs and partners, including establishing the iTero intraoral scanner and related services as the preferred 3D digital scanning solution and integrating computer-aided design and computer-aided manufacturing (“CAD/CAM”) solutions and workflows into the markets for clear aligner orthodontics and dental restorative treatments. Our business strategic priorities are currently based on four principal pillars of growth: (i) International expansion; (ii) GP adoption; (iii) Patient demand & conversion; and (iv) Orthodontic utilization. For a further description of our strategic growth drivers, please see the Business - Business Strategy section of this Annual Report on Form 10-K.

We strive to deliver on each of our strategic growth drivers through a variety of interrelated enterprise-wide efforts including:

•New Technology, Products, and Feature Enhancements. We believe technological innovations allowing dental professionals to more quickly and accurately diagnose, plan and treat a wide range of cases from simple to complex combined with new and improved products drives greater treatment predictability, clinical applicability, ease of use and confidence for the dental professionals we serve; thereby supporting adoption of Invisalign treatment in their practices. Furthermore, we believe the digital revolution in dentistry is an important aspect of the experience for our customers and their patients, encouraging the utilization of our Invisalign solution and therefore comprising an important component of our digital approach.

▪Invisalign clear aligners: Our product portfolio includes Invisalign treatment with Mandibular Advancement, Invisalign Go, Invisalign First and Invisalign Moderate. We also continue to increase the clinical efficacy and applicability of our products as exemplified most recently in the announcement of Invisalign G8 with SmartForce Aligner Activation, and our ClinCheck Pro 6.0 3D treatment planning software. Each of these advancements broadens and strengthens our reach into key markets and demographics central to our strategic plans.

▪iTero Scanner: We continue to expand our intraoral digital scanning solutions; periodically launching or announcing new offerings including most recently the iTero Element® Plus Series of scanner solutions and previously the iTero Element 2, iTero Element Flex and the iTero Element 5D Imaging System, for which we announced in March 2020 that we had obtained U.S. FDA 501(K) clearance and which we continue to release in additional countries. The clearance of the iTero Element 5D Imaging system in the U.S. markets and its release in other countries allows us to sell this first integrated dental imaging system that simultaneously records 3D, intra-oral color and near-infrared (“NIRI”) images into a single, integrated scan that enables comparison over time using the iTero TimeLapse technology; thereby improving doctor experiences and improving engagement opportunities and communications with their patients. The iTero Element 5D aids in the detection and monitoring of interproximal caries lesions above the gingiva without using harmful radiation.

•exocad: On April 1, 2020, we completed the acquisition of privately-held exocad Global Holdings GmbH (“exocad”), a German dental CAD/CAM software company that offers fully integrated workflows to dental labs and practices. We believe the acquisition strengthens our digital platform by adding exocad’s expertise in restorative dentistry, implantology, guided surgery, and smile design to extend our digital dental solutions and broadens the Align digital platform towards fully interdisciplinary end-to-end workflows dentistry in lab and at chairside. exocad also broadens our reach in digital dentistry with over 200 partners and more than 40,000 licenses installed worldwide.

To further the transformation of dental and orthodontic practices from outdated manual and analog practices to end-to-end digital workflows, in 2020 we introduced virtual solutions such as Invisalign® Virtual Appointment and Invisalign® Virtual Care; solutions that facilitate the safe, effective and successful continuity of treatment of patients by conveniently connecting doctors and their patients throughout their treatment plans.

•Invisalign Adoption. Our goal is to establish Invisalign clear aligners as the treatment of choice for treating malocclusion, ultimately driving increased product adoption and frequency of use by dental professionals, which we refer to as “utilization rates.”

•For the fourth quarter of 2020, total Invisalign cases submitted with a digital scanner in the Americas increased to 84.0%, up from 79.5% in the fourth quarter of 2019 and international scans increased to 73.7%, up from 64.7% in the fourth quarter of 2019. For the fourth quarter of 2020, 94.8% of Invisalign cases submitted by North American orthodontists were submitted digitally. Our annual utilization rates for the last three fiscal years are as follows:

Invisalign Utilization Rates*
Cases per Doctor
70.0
65.0
60.0
55.0
50.0
45.0
40.0
35.0
30.0
25.0
20.0
15.0
10.0
5.0
2018
2019
2020
N. American-Ortho
N. American-GP
International
Total

* Invisalign utilization rates are calculated by dividing the number of cases shipped by the number of doctors to whom cases were shipped. Our International region includes Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Latin America (“LATAM”) is excluded from the above chart based on its immateriality.

•Total utilization rate in 2020 increased to 16.1 cases per doctor compared to 15.9 cases per doctor in 2019 and 15.7 cases per doctor in 2018.

•North America: Utilization rate among our North American orthodontist customers increased to 67.3 cases per doctor in 2020 compared to 65.0 cases per doctor in 2019 and 56.7 cases per doctor in 2018 and the utilization rate among our North American GP customers increased to 9.6 cases per doctor in 2020 compared to 9.5 cases per doctor in 2019 and 9.1 cases per doctor in 2018.

•International: International doctor utilization rate was 14.5 cases per doctor in 2020 compared to 13.8 cases in 2019 and 13.9 cases per doctor in 2018.

We expect global utilization rates to steadily improve as doctors’ clinical confidence in the use of Invisalign clear aligners increases with advancements in products and technology and as patient and doctor demands for treatments that emphasize convenience and safety through fewer in office visits and less invasive and quicker treatments rise. In addition, the teenage and younger market makes up 75% of the approximately 15 million total orthodontic case starts each year, and as we continue to drive adoption by teenage and younger patients through sales and marketing programs, we expect utilization rates to improve. However, our utilization rates will fluctuate from period to period due to a variety of factors, which may include seasonal trends in our business, COVID-19-related preventative measures and adoption rates for new products and features.

•Invisalign Doctor Training. We believe our training and education efforts are an important aspect of each of our strategic growth drivers and, accordingly, we continue to expand our Invisalign customer base through the training of new doctors. During 2020, we trained 21,100 new Invisalign doctors of which 9,075 were trained in the Americas region and 12,025 in the International region. In 2019, we trained a total of 22,275 new Invisalign doctors, of which 9,765 were trained in the Americas region and 12,510 in the International region.

•International Invisalign Growth. Our future growth is dependent upon the continued penetration and expansion of Invisalign product usage in international markets. Accordingly, we continue to focus our efforts towards increasing Invisalign clear aligner adoption by dental professionals internationally. In 2020, the COVID-19 pandemic caused unprecedented disruptions in our business as we, our customers, and suppliers experienced varying degrees of business and facilities closures and restrictions at various times that differed by geography and conditions and significant uncertainties remain. For a further discussion of COVID-19 and its impact on our business, see the section entitled "COVID-19 Update" below. Moreover, even under ideal circumstances the difficulties and intricacies of international sales and operations can be difficult to manage and we expect to periodically experience fluctuations in growth rates in emerging markets for reasons ranging from regional and macroeconomic conditions, geopolitical tensions and competition among others. For a description of the risks related our international growth efforts, please see the Risk Factors section of this Annual Report on Form 10-K. For instance, prior to the impact of COVID-19, we experienced slower growth rates than prior periods in China which we believe were primarily due to the U.S.-China trade war and resulting economic uncertainty which caused headwind for consumer demand especially for consumption of luxury goods and considered purchases. We also believe there has been increased competitive activity in China from clear aligner suppliers. Notwithstanding these uncertainties, we continue to see growth opportunities with international orthodontists and GP customers, particularly with adopters of digital dentistry platforms and as we continue to segment our sales and marketing resources and programs specifically around each customer channel. Furthermore, we continue to expand in our existing markets through targeted investments in sales coverage and professional marketing and education programs, along with consumer marketing in select country markets. For instance, we increased our sales presence in APAC in the first half of 2020 and will continue to strategically invest in regions as we deem appropriate for long-term success. We also intend to continue expanding our manufacturing and treatment planning operations to meet local and regional demand. Overall, we expect International revenues to grow at a faster rate than Americas' revenues for the foreseeable future due to our continued investment in international market expansion, the size of the market opportunities and our relatively low market penetration of these regions.

•Increasing Competition. Our primary competition for the sale of our clear aligners remains traditional wires and brackets although the number of clear aligner competitors, primarily targeting the young adult demographic, continues to increase. We also have competitors in the markets for other products and services, including intraoral scanners and CAD/CAM software. We believe our continued investments in product improvements and operational efficiencies make our products more compelling for our customers and their patients and we intend to maintain these efforts. Additionally, we believe that well-designed, targeted sales and marketing promotions help us build on our strong brand awareness and differentiate us from traditional and emerging competitors. Accordingly, we continue to increase investments intended to grow consumer demand. During 2020, our marketing and consumer engagement included social media campaigns targeting teens and mothers through social media influencers, becoming the Official Clear Aligner Sponsor of the National Football League and introducing Invisalign Stickables which patients can apply to their aligners as a fun and simple way to distinguish themselves and our products from the competition. We expect to make further investments to create additional demand for Invisalign System treatment; driving more consumers to dental professionals for those treatments.

We also believe that investing in our sales teams is important to our success. The addition of sales representatives in APAC in 2020 follows increases in the U.S. in 2019. We believe the realignment of our sales teams to focus on the channels they serve, allows us to partner with doctors in more meaningful ways; assessing their specific needs and helping to tailor their practices for success while encouraging increased adoption and engagement of a variety of our products and services.

COVID-19 Update

The COVID-19 pandemic disrupted our business and the businesses and lives of our customers, their patients and our suppliers in unprecedented ways; requiring us to reevaluate priorities, adapt to new ways of doing business and developing new strategies and plans quickly and revising them frequently as conditions evolved. By the end of the fourth quarter of 2020, many dental practices had resumed operations although often at capacities less than pre-pandemic levels. Additionally, in virtually all practices the effects of COVID-19 persist, typically in the form of additional preventative safety measures such as added sterilization requirements, increased costs for personal protective equipment and staggered patient visits intended to reduce the risks of cross contamination, each of which contribute to fewer patient visits per day.

To help doctors through the pandemic and to stimulate demand for our products and services during the recovery, we modified existing programs and implemented new promotions in 2020, some of which remain in effect. For instance, we did not implement annual price increases on our various clear aligner products in 2020, offered promotions to encourage doctors with patients in wires and brackets to switch to our Invisalign clear aligners, allowed doctors to maintain their promotional status levels notwithstanding declining sales, increased advertising and launched new media campaigns, implemented new promotions and modified others, all in an effort to help our customers and accelerate our mutual return to normal operations. As a result of these efforts, during the year ended December 31, 2020, we recorded net revenues of $2.5 billion, an increase of 2.7% compared to the same period in 2019. During the year ended December 31, 2020, clear aligner case volume was 1.6 million, an increase of 7.0% compared to the same period in 2019 and Systems and Services net revenues decreased by 2.8% compared to the same period in 2019.

In the short term, our business remains susceptible to the COVID-19 pandemic. Concerns about additional outbreaks of the virus, the spread of new variants of the virus and the efficacy of vaccines against those variants, and efforts to slow or prevent a recurrence of its spread are likely to continue causing disruption and uncertainties in the markets, adversely impacting our customers and their patients for an indeterminate period of time. This in turn could impact our operations as purchasing decisions are delayed or lost, create logistics complexities related to uneven or rapid changes in demand, and sales and marketing efforts are postponed or prove ineffective. Conversely, we believe the pandemic emphasizes the benefits of digital dentistry and virtual appointments over traditional practice methods that require frequent in office patient visits to manually adjust wires and brackets. We further believe that this will in turn motivate doctors to use more digital solutions, including our iTero scanner, exocad CAD/CAM software and the Invisalign System.

As we assess the possible future short- and long-term impacts to our revenues, operations and financial condition from the COVID-19 pandemic, we are continually evaluating macroeconomic as well as industry-specific factors. For instance, among the many factors we continue to monitor are governmental and societal reactions to the virus, global and regional economic activity, unemployment and its potential impact on discretionary spending and health insurance coverage, patient reluctance or fear of exposure as a result of orthodontic or dental office visits, travel restrictions on employees, suppliers, customers and their patients and other external factors beyond our control. Furthermore, if the threat of further spread of COVID-19 occurs or the pace of recovery by dental practices is haphazard or inconsistent, there may be a substantial impact on our employees or suppliers, our operations, including our ability to timely obtain the materials needed to manufacture our products and manufacture and deliver those products to customers; any of which may harm our results of operations, financial condition and overall financial performance.

Moreover, many of the measures we implemented to protect our employees from the spread of the virus remain in effect. For instance, many of our offices across the globe remain underutilized as employees continue to work from home. We are also screening our employees, providing them with personal protective equipment, and altering work environments to facilitate social distancing, which has in the past and may in the future harm productivity. Furthermore, if our employees or their families are sickened by COVID-19, our ability to respond or mitigate the impact of COVID-19 may be adversely impacted.

Ultimately, we believe the markets we serve will continue to recover from the COVID-19 preventative measures at differing rates and times corresponding with regional outbreaks and recoveries. Should any one or more events or circumstances previously mentioned or others occur or materially adversely increase or other unknown circumstances arise, they could materially impact our business and results of operations in 2021 and beyond.

Further discussion of the impact of the COVID-19 pandemic on our business may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

2021 Expenses

Overall, we expect expenses in 2021 to increase over 2020 levels; however, as a result of the financial impacts of COVID-19, we expect to continue controlling our discretionary spending, such as travel and meeting related expenses, and focus investments in the following key areas:

▪Manufacturing capacity and facilities to enhance our regional capabilities;
▪Sales and marketing, including additional direct sales force personnel and consumer marketing; and
▪Product and technology innovation to enhance product efficiency and operational productivity.

We believe these investments position us to take advantage of a recovering market and thereafter once markets return to greater normalcy, increasing our revenues and growing our market share over the long term, but they could negatively impact our results of operations, particularly in the near term.

Relocating Headquarters

Effective January 1, 2021, we moved our corporate headquarters from San Jose, California to Tempe, Arizona which offers a favorable corporate operating environment along with long-term operating efficiencies. The San Jose office will remain our hub for global innovation, product, and market organization and home to our new Digital Innovation Center. There were no layoffs associated with this move.

Results of Operations

Net Revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Imaging Systems and CAD/CAM Services (“Systems and Services”) segment.

•Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•Comprehensive Products include, but are not limited to, Invisalign Comprehensive and Invisalign First.

•Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go.

•Non-Case includes, but is not limited to, Vivera retainers along with our training and ancillary products for treating malocclusion.

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, OrthoCAD services and ancillary products, as well as exocad’s CAD/CAM software solution that integrates workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the year ended December 31, 2020, 2019 and 2018 are as follows (in millions):

	Year Ended December 31,				Year Ended December 31,
Net Revenues	2020	2019	Change		2019	2018	Change
Clear Aligner revenues:
Americas	$1,010.2	$1,022.1	$(11.9)	(1.2)%	$1,022.1	$903.3	$118.8	13.2%
International	965.4	881.4	84.1	9.5%	881.4	684.2	197.2	28.8%
Non-case	125.8	122.3	3.5	2.9%	122.3	104.0	18.3	17.6%
Total Clear Aligner net revenues	$2,101.5	$2,025.8	$75.7	3.7%	$2,025.8	$1,691.5	$334.3	19.8%
Systems and Services net revenues	370.5	381.0	(10.6)	(2.8)%	381.0	275.0	106.0	38.5%
Total net revenues	$2,471.9	$2,406.8	$65.1	2.7%	$2,406.8	$1,966.5	$440.3	22.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume by Region

Case volume data which represents Clear Aligner case shipments by region for the year ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,				Year Ended December 31,
Region	2020	2019	Change		2019	2018	Change
Americas	886.5	867.3	19.2	2.2%	867.3	780.7	86.6	11.1%
International	758.9	669.8	89.0	13.3%	669.8	499.9	169.9	34.0%
Total case volume	1,645.3	1,537.1	108.3	7.0%	1,537.1	1,280.6	256.5	20.0%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $65.1 million in 2020 as compared to 2019 primarily as a result of higher Clear Aligner volumes in the International region partially offset by lower average selling prices (“ASP”) in the Americas region and lower Systems and Services net revenues in most regions.

Clear Aligner - Americas

Americas net revenues decreased by $11.9 million in 2020 as compared to 2019 primarily due to lower Clear Aligner ASP that decreased net revenues by $34.6 million. The lower ASP was as a result of higher promotional discounts which reduced net revenues by $44.6 million and unfavorable foreign exchange rates reduced net revenues by $15.2 million; however, these were partially offset by July 2019 price increases which contributed $23.3 million to net revenues. The reduction in net revenues due to lower ASP was partially offset by higher Clear Aligner volume which increased net revenues by $16.1 million.

Clear Aligner - International

International net revenues increased by $84.1 million in 2020 as compared to 2019 primarily due to higher Clear Aligner volume which increased net revenues by $117.2 million partially offset by lower ASP which reduced net revenues by $33.1 million. Lower ASP was the result of higher promotional discounts that reduced net revenues by $44.3 million, higher net deferrals that reduced net revenues by $19.3 million and a product mix shift towards lower priced products. These reductions were partially offset by July 2019 price increases across most products along with a benefit from going direct in several additional countries and therefore we now recognize direct sales at full ASP rather than the discounted distributor ASP which combined, increased net revenues by $20.9 million and favorable foreign exchange rates increased net revenues by $14.5 million.

Clear Aligner - Non-Case

Non-case net revenues increased by $3.5 million in 2020 compared to 2019 due to increased Vivera volume across all regions.

Systems and Services

Systems and services net revenues decreased by $10.6 million in 2020 as compared to 2019 due to a lower number of scanners recognized which decreased net revenues by $31.7 million and a lower scanner ASP which decreased net revenues by $21.2 million. The ASP decrease was mostly due to higher promotional discounts partially offset by product mix shift to higher priced scanners. These decreases were partially offset by higher iTero service revenues mostly due to a larger scanner install base and the addition of exocad’s CAD/CAM revenues from our acquisition which combined increased net revenues by $42.3 million.

Cost of net revenues and gross profit (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Clear Aligner
Cost of net revenues	$569.3	$526.0	$43.3	$526.0	$411.0	$115.0
% of net segment revenues	27.1%	26.0%		26.0%	24.3%
Gross profit	$1,532.1	$1,499.7	$32.4	$1,499.7	$1,280.5	$219.2
Gross margin %	72.9%	74.0%		74.0%	75.7%
Systems and Services
Cost of net revenues	$139.4	$136.9	$2.5	$136.9	$107.7	$29.2
% of net segment revenues	37.6%	35.9%		35.9%	39.1%
Gross profit	$231.1	$244.2	$(13.1)	$244.2	$167.4	$76.8
Gross margin %	62.4%	64.1%		64.1%	60.9%
Total cost of net revenues	$708.7	$662.9	$45.8	$662.9	$518.6	$144.3
% of net revenues	28.7%	27.5%		27.5%	26.4%
Gross profit	$1,763.2	$1,743.9	$19.3	$1,743.9	$1,447.9	$296.0
Gross margin %	71.3%	72.5%		72.5%	73.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Cost of net revenues includes personnel-related costs including payroll and stock-based compensation for staff involved in the production process, the cost of materials, packaging, shipping costs, depreciation on capital equipment and facilities used in the production process, amortization of acquired intangible assets and training costs.

Clear Aligner

The gross margin percentage decreased in 2020 compared to 2019 primarily due to lower ASP, higher manufacturing spend partially driven by operational expansion activities and an increase in aligners per case driven by additional aligners which was offset in part by manufacturing efficiencies.

Systems and Services

The gross margin percentage decreased in 2020 compared to 2019 primarily driven by lower ASP and manufacturing inefficiencies due to lower volumes which was offset in part by higher service revenues.

Selling, general and administrative (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Selling, general and administrative	$1,200.8	$1,072.1	$128.7	$1,072.1	$852.4	$219.7
% of net revenues	48.6%	44.5%		44.5%	43.3%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense includes personnel-related costs including payroll, stock-based compensation and commissions for our sales force, marketing and advertising expenses including media, clinical education, trade shows and industry events, legal and outside service costs, equipment and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and Information Technology (“IT”).

Selling, general and administrative expense increased in 2020 compared to 2019 primarily due to higher compensation related costs of $86.5 million mainly from an approximate 21% increase in headcount resulting in higher salaries expense, fringe benefits, commissions and stock-based compensation partially offset by lower incentive bonuses. Additionally, we also incurred higher expenses on equipment, software and maintenance costs of $30.3 million, advertising and marketing costs of $24.2 million and legal and outside service costs of $19.1 million which included transaction costs related to our acquisition of exocad. These increases were partially offset by a decrease in travel related costs of $26.7 million due to the impact of COVID-19.

Research and development (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Research and development	$175.3	$157.4	$17.9	$157.4	$128.9	$28.5
% of net revenues	7.1%	6.5%		6.5%	6.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Research and development expense includes the personnel-related costs including payroll and stock-based compensation, equipment, material and maintenance costs, outside consulting expenses associated with the research and development of new products and enhancements to existing products, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and IT.

Research and development expense increased in 2020 compared to 2019 primarily due to higher compensation, equipment and material costs. Higher compensation costs, including fringe benefits and stock-based compensation, was mainly from an approximate 27% increase in headcount which was partially offset by lower incentive bonuses as well as a decrease in travel related costs due to the impact of COVID-19.

Impairments and other charges (gains), net (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Impairments and other charges (gains), net	$—	$23.0	$(23.0)	$23.0	$—	$23.0
% of net revenues	—%	1.0%		1.0%	—%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

In 2019, we recorded impairments and other charges (gains), net of $23.0 million which are comprised of operating lease right-of-use assets impairments of $14.2 million, store leasehold improvement and other fixed asset impairments of $14.3 million, and employee severance and other expenses of $1.3 million, partially offset by the Invisalign store lease termination gains of $6.8 million (Refer to Note 9“Impairments and Other Charges (Gains), net” for more information).

Litigation settlement gain (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Litigation settlement gain	$—	$(51.0)	$51.0	$(51.0)	$—	$(51.0)
% of net revenues	—%	(2.1)%		(2.1)%	—%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

In 2019, we recorded a gain of $51.0 million due to the litigation settlement with Straumann Group.

Income from operations (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Clear Aligner
Income from operations	$768.0	$836.0	$(67.9)	$836.0	$712.4	$123.6
Operating margin %	36.5%	41.3%		41.3%	42.1%
Systems and Services
Income from operations	$96.1	$137.7	$(41.7)	$137.7	$99.0	$38.7
Operating margin %	25.9%	36.1%		36.1%	36.0%
Total income from operations [1]	$387.2	$542.5	$(155.3)	$542.5	$466.6	$75.9
Operating margin %	15.7%	22.5%		22.5%	23.7%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1    Refer to Note 18 “Segments and Geographical Information” of the Notes to Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Consolidated Income from Operations

Clear Aligner

Operating margin percentage decreased in 2020 compared to 2019 primarily due to a $51.0 million gain recognized from the litigation settlement with Straumann during 2019 as well as a lower gross margin. These decreases were offset in part by a net impairment charge of $23.0 million recognized in 2019 related to the Invisalign store closures.

Systems and Services

Operating margin percentage decreased in 2020 compared to 2019 primarily due to higher operating expenses, primarily from compensation, material, equipment, software and maintenance costs, in addition to a lower gross margin.

Interest income (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Interest income	$3.1	$12.5	$(9.4)	$12.5	$8.6	$3.9
% of net revenues	0.1%	0.5%		0.5%	0.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income includes interest earned on cash, cash equivalents, investment balances and our unsecured promissory note.

Interest income decreased in 2020 compared to 2019 mainly due to the divestiture of our marketable securities portfolio during the first quarter of 2020 and lower interest rates earned on our cash and cash equivalents.

Other income (expense), net (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Other income (expense), net	$(11.3)	$7.7	$(19.0)	$7.7	$(8.5)	$16.2
% of net revenues	(0.5)%	0.3%		0.3%	(0.4)%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

Other income (expense), net, decreased in 2020 compared to 2019 primarily due to a $15.8 million gain from the sale of our investment in SDC recorded in 2019 and a $10.2 million loss on a foreign currency forward contract related to the exocad acquisition recorded in 2020. These decreases were partially offset by net foreign exchange gains in 2020 as compared to net foreign exchange losses in 2019.

Equity in losses of investee, net of tax (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Equity in losses of investee, net of tax	$—	$7.5	$(7.5)	$7.5	$8.7	$(1.2)
% of net revenues	—%	0.3%		0.3%	0.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For 2020, there were no equity in losses of investee, net of tax. After the second quarter of 2019, we no longer incurred equity in losses of investee, net of tax related to SDC as we tendered our SDC equity interest on April 3, 2019 (Refer to Note 7 “Equity Method Investments” of the Notes to Consolidated Financial Statements for details on equity method investments).

Provision for (benefit from) income taxes (in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Provision for (benefit from) income taxes	$(1,396.9)	$112.3	$(1,509.3)	$112.3	$57.7	$54.6
Effective tax rates	(368.6)%	20.0%		20.0%	12.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

During 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss subsidiary, where our EMEA regional headquarters is located beginning January 1, 2020. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the year ended December 31, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory. The amortization of this deferred tax asset depends on the profitability of our Swiss headquarters and the recognition of this tax benefit is allowed for a maximum recovery period of 15 years.

The decrease in our effective tax rate for the year ended December 31, 2020 compared to the same period in 2019 is primarily attributable to the recognition of a deferred tax asset related to the intra-entity transfer of certain intellectual property rights during the year ended December 31, 2020.

Liquidity and Capital Resources

We fund our operations from product sales. As of December 31, 2020 and 2019, we had the following cash and cash equivalents and short-term marketable securities (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$960,843	$550,425
Marketable securities, short-term	—	318,202
Total	$960,843	$868,627

Cash equivalents and marketable securities are comprised of money market funds and highly liquid debt instruments which primarily include corporate bonds, U.S. government treasury bonds, U.S. government agency bonds, commercial paper and certificates of deposit.

As of December 31, 2020 and 2019, approximately $412.5 million and $278.5 million, respectively, of cash and cash equivalents was held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

Our business was materially adversely affected in 2020 by the COVID-19 pandemic and the global and regional efforts by governments to mitigate its spread. While these impacts lessened in the third and fourth quarters of 2020, we could experience further adverse impacts to our business. In addition, as a result of the COVID-19 pandemic, we could experience reduced cash flow from operations as a result of decreased revenues and slower collections on our accounts receivable. Additional information regarding the impact of COVID-19 on our liquidity and capital resources may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors”.

Cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$662,174	$747,270	$554,681
Investing activities	(231,506)	(350,444)	6,927
Financing activities	(30,808)	(485,540)	(369,434)
Effects of foreign exchange rate changes on cash, cash equivalents, and restricted cash	10,480	2,282	(4,733)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$410,340	$(86,432)	$187,441

Operating Activities

For the year ended December 31, 2020, cash flows from operations of $662.2 million was primarily comprised of our net income of approximately $1.8 billion as well as the following:

Significant non-cash activities

•Deferred taxes of $1.5 billion related to the one-time tax benefit associated with the intra-entity sale of certain intellectual property rights;
•Stock-based compensation of $98.4 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $93.5 million related to our investments in property, plant and equipment and intangible assets;
•Non-cash operating lease costs of $22.5 million;
•Allowance for doubtful accounts provisions of $12.1 million related to slower collections and other impacts as a result of COVID-19; and
•Impairment charges of $5.9 million related to our equity investments in privately held companies.

Significant changes in working capital

•Increase of $228.1 million in deferred revenues primarily related to increased case volumes and timing of revenue recognition;
•Increase of $139.8 million in accounts receivable which is primarily a result of the increase and timing in our sales; and
•Increase of $52.2 million in accounts payable due to timing of certain invoice payments.

For the year ended December 31, 2019, cash flows from operations of $747.3 million was primarily comprised of our net income of approximately $442.8 million as well as the following:

Significant non-cash activities

•Stock-based compensation of $88.2 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $79.0 million related to our investments in property, plant and equipment and intangible assets;
•Impairment charges of $28.5 million related to decreases in the fair value of certain assets related to the closure of our Invisalign stores;

•Non-cash operating lease costs of $18.5 million; and
•Gain from the sale of equity method investment of $15.8 million.

Significant changes in working capital

•Increase of $189.1 million in deferred revenues corresponding to the increase in case volume;
•Increase of $121.0 million in accounts receivable which is primarily a result of the increase in our sales; and
•Increase of $60.2 million in accrued and other long-term liabilities due to timing of payment and activities.

Investing Activities

Net cash used in investing activities was $231.5 million for the year ended December 31, 2020, which primarily consisted of cash paid for the acquisition of exocad of $420.8 million, net of cash acquired and purchases of property, plant and equipment of $154.9 million. These outflows were partially offset by maturities and sales of marketable securities of $321.5 million and $26.9 million received from payments on an unsecured promissory note issued by SDC in exchange for tendering our shares to them.

For 2021, we expect to invest approximately $400.0 million in capital expenditures related to building construction and improvements as well as additional manufacturing capacity to support our international expansion.

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

Financing Activities

Net cash used in financing activities was $30.8 million for the year ended December 31, 2020 consisted of payroll taxes paid for equity awards through share withholdings of $51.1 million which was partially offset by $20.3 million of proceeds from the issuance of common stock.

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

Common Stock Repurchases

Refer to Note 13 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on our stock repurchase programs.

Credit Facility

On July 21, 2020, we entered into a new credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 (“2020 Credit Facility”), replacing our previous credit facility which provided for a $200.0 million revolving line of credit with a $50.0 million letter of credit. As of December 31, 2020, we had no outstanding borrowings under this credit facility (Refer to Note 8 "Credit Facility" of the Notes to Consolidated Financial Statements for details of the credit facility).

Contractual Obligations / Off Balance Sheet Arrangements

The impact that our contractual obligations as of December 31, 2020 are expected to have on our liquidity and cash flows in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases obligations	$100,520	$25,358	$34,388	$11,494	$29,280
Unconditional purchase obligations	704,961	474,204	203,977	26,780	—
Total contractual cash obligations	$805,481	$499,562	$238,365	$38,274	$29,280

Our contractual obligations table above excludes approximately $47.5 million of non-current uncertain tax benefits which are included in other long-term obligations and deferred tax assets on our balance sheet as of December 31, 2020. We have not included this amount because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

As of December 31, 2020, we had additional operating leases that have not yet commenced with future lease payments of $18.1 million. These operating leases will commence during 2021 with non-cancelable lease terms of one to seven years.

We had no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4) as of December 31, 2020 other than certain items disclosed in Note 11 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, goodwill and finite-lived assets and related impairment, business combinations and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe the following critical accounting policies and estimates affect our more significant judgments used in the preparation of our consolidated financial statements. For further information on all of our significant accounting policies, see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements under Item 8.

Revenue Recognition

Our revenues are derived primarily from the sale of aligners, scanners, and services from our Clear Aligner and Systems and Services segments. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenues according to ASC 606-10, “Revenues from Contracts with Customers.”

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

Systems and Services

We sell intraoral scanners and CAD/CAM services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenues based on the respective SSP of the scanner and the subscription service. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment of the scanner, as that is when we deem the customer to have obtained control. CAD/CAM services, where sold separately, include the initial software license and maintenance and support. We allocate revenues based upon the respective SSPs of the software license and the maintenance and support. We estimate the SSP of each element using historical prices. Revenues related to the software license are recognized upfront and revenues related to the maintenance and support are recognized over time. For both scanner and service sales, most consideration is collected upfront and in cases where there are payment plans, consideration is collected within one year and, therefore, there are no significant financing components.

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

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfulfilled performance obligations, including deferred revenues and backlog, as of December 31, 2020 and the estimated revenues expected to be recognized in the future related to these performance obligations are $873.4 million. This includes performance obligations from the Clear Aligner segment, primarily the shipment of additional aligners, which are fulfilled over six months to five years. Also included are the performance obligations from the Systems and Services segment, primarily services and support, which are fulfilled over one to five years, and contracted deliveries of additional scanners. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers' facilities for installation, and manufacturing availability.

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

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, then we will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the Consolidated Statement of Operations. Refer to Note 6 "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements for details on goodwill.

Finite-Lived Acquired Intangible Assets and Long-Lived Assets

Our intangible assets primarily consist of intangible assets acquired as part of our acquisitions. These assets are amortized using the straight-line method over their estimated useful lives ranging from one to fifteen years, reflecting the period in which the economic benefits of the assets are expected to be realized.

We evaluate long-lived assets (including finite-lived intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the future undiscounted net cash flows that the asset or asset group is expected to generate. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of customers and changes in the competitive environment. If an asset or asset group is considered to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset or asset group exceeds its fair market value. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many assumptions. The estimation of fair value utilizing a discounted cash flow approach includes numerous uncertainties which require our significant judgment when making assumptions of expected growth rates and the selection of discount rates, as well as assumptions regarding general economic and business conditions, and the structure that would yield the highest economic value, among other factors. Refer to Note 6 "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements for details on intangible assets.

Business Combination

We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. When determining the fair value of assets acquired and liabilities assumed, management is required to make certain estimates and assumptions, especially with respect to intangible assets. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows including forecasted revenues, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycle. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

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

During fiscal 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss subsidiary, which resulted in the recognition of deferred tax assets and related tax benefits. Refer to Note 15 “Income Taxes” of Notes to Consolidated Financial Statements for more information. The establishment of deferred tax assets from the intra-entity transfer of intangible assets required us to make significant estimates and assumptions to determine the fair value of intellectual property rights transferred which include, but are not limited to, our expectations of growth rates in revenue, margins, future cash flows, and discount rates. The accuracy of these estimates could be affected by unforeseen events or actual results, and the sustainability of our future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.

The U.S. Tax Cuts and Jobs Act includes provisions for certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income (“GILTI”) which imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have made the election to record GILTI tax using the period cost method.

Accounting for Legal Proceedings and Litigations

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

Estimates of probable losses resulting from litigation are inherently difficult to make, particularly when the matters are in early procedural stages with incomplete facts and information. The final outcome of legal proceedings is dependent on many variables difficult to predict and, therefore, the ultimate cost to entirely resolve such matters may be materially different than the amount of current estimates. Consequently, new information or changes in judgments and estimates could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange rate and interest rate risks that could impact our financial position and results of operations. In addition, we are subject to the broad market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic. Further discussion of the impact of the COVID-19 pandemic on our business may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” for further discussion of the impact of the COVID-19 pandemic on our business.

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2020, we had no investments in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Based on interest bearing liabilities we have as of December 31, 2020, we are not subject to risks from immediate interest rate increases.

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

We primarily enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are marked to market through earnings every period and generally are one month in original maturity. Prior to the closing of the exocad acquisition on April 1, 2020, we entered into a Euro foreign currency forward contract with a notional contract amount of €376.0 million. During the year ended December 31, 2020, we recognized a loss of $10.2 million within other income (expense), net in our Consolidated Statement of Operation. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations.

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

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Align is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by, or under supervision of, our CEO and CFO, and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Align;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Align are being made only in accordance with authorizations of management and directors of Align; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Align’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
February 26, 2021

/S/ JOHN F. MORICI
John F. Morici
Chief Financial Officer and Senior Vice President, Global Finance
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Align Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Align Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Determination of Standalone Selling Price of Distinct Performance Obligations in Clear Aligner Contracts

As described in Notes 1 and 18 to the consolidated financial statements, the Company recognized net revenues of $2.1 billion from its Clear Aligner segment for the year ended December 31, 2020. The Company enters into contracts (“treatment plans”) that involve multiple future performance obligations. Management identifies a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price, allocation of consideration from the contract to the individual performance obligations, and the appropriate timing of revenue recognition is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, costs, and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. Management also considers usage rates, which is the number of times a customer is expected to order additional aligners. Management’s process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel.
The principal considerations for our determination that performing procedures related to revenue recognition and the determination of standalone selling price of distinct performance obligations in Clear Aligner contracts is a critical audit matter are the significant judgment by management in determining the estimate of standalone selling price, which includes significant assumptions related to usage rates for each distinct performance obligation. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s determination of the estimates of standalone selling price and usage rates for each distinct performance obligation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the determination of standalone selling price for each distinct performance obligation in the Company’s Clear Aligner contracts. These procedures also included, among others, (i) testing management’s process for determining the estimate of standalone selling price, which included testing the completeness and accuracy of inputs used and evaluating the reasonableness of factors considered by management related to historical sales, usage rates, costs, and gross margin, and (ii) testing management’s process for estimating usage rates, which included evaluating the reasonableness of inputs evaluated by management related to historical usage data by region, country and channel.

Deferred Tax Asset – Valuation of Intellectual Property Rights

As described in Notes 1 and 15 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed an intra-entity transfer of certain intellectual property rights to it’s Swiss subsidiary. The transfer of intellectual property rights resulted in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, the transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of $1.5 billion. The establishment of deferred tax assets from the intra-entity transfer of intangible assets required management to make significant estimates and assumptions to determine the fair value of intellectual property rights transferred which include, but are not limited to, management’s expectations of growth rates in revenue, margins, future cash flows, and discount rates.

The principal considerations for our determination that performing procedures relating to the deferred tax asset, specifically the valuation of intellectual property rights, is a critical audit matter are the significant judgment by management when estimating the fair value of the intellectual property rights intangible assets. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the growth rates in revenue, margins and future cash flows. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s valuation of intellectual property rights, including controls over the development of the growth rates in revenue, margins and future cash flows. These procedures also included, among others, (i) reading the intellectual property license agreement, (ii) testing management’s process for estimating the fair value of intellectual property rights intangible assets transferred, which included evaluating the appropriateness of the valuation method, (iii) testing the completeness, accuracy, and relevance of data used in the method, and (iv) evaluating the reasonableness of management’s significant assumptions related to growth rates in revenue, margins and future cash flows. Evaluating the reasonableness of the growth rates in revenue, margins and future cash flows involved considering current and past performance of the business. Professionals with specialized skill and knowledge were used to assist in the evaluation of the valuation method and the future cash flows significant assumptions.

Acquisition of exocad Global Holdings GmbH – Valuation of Existing Technology Intangible Asset

As described in Notes 1 and 5 to the consolidated financial statements, the Company completed the acquisition of exocad Global Holdings GmbH for total purchase consideration of $430 million on April 1, 2020, which resulted in $119 million of intangible assets being recorded on the acquisition date. Intangible assets recorded by the Company in connection with the acquisition primarily included existing technology of $87 million. Management valued the existing technology using the multi-period excess earnings method under the income approach. Management is required to make certain estimates and assumptions with respect to the fair value of intangible assets acquired. The estimates and assumptions used in valuing the existing technology intangible asset include, but are not limited to, the amount and timing of projected future cash flows including forecasted revenues, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycle.

The principal considerations for our determination that performing procedures relating to the valuation of the existing technology intangible asset recorded in the acquisition of exocad Global Holdings GmbH is a critical audit matter are the significant judgment by management when estimating the fair value of the existing technology intangible asset. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the existing technology intangible asset and controls over development of the significant assumptions related to forecasted revenues. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of existing technology intangible asset, which included evaluating the appropriateness of the valuation method, (iii) testing the completeness and accuracy of data provided by management used in the method, and (iv) evaluating the reasonableness of management’s significant assumption related to forecasted revenue. Evaluating the reasonableness of forecasted revenues involved gaining an understanding of management’s plans to integrate the existing technology into the Company’s business, as well as past performance of the business related to the existing technology. Professionals with specialized skill and knowledge were used to assist in the evaluation of the valuation method and the forecasted revenues significant assumption.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2021

We have served as the Company’s auditor since 1997.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$2,471,941	$2,406,796	$1,966,492
Cost of net revenues	708,706	662,899	518,625
Gross profit	1,763,235	1,743,897	1,447,867
Operating expenses:
Selling, general and administrative	1,200,757	1,072,053	852,404
Research and development	175,307	157,361	128,899
Impairments and other charges (gains), net	—	22,990	—
Litigation settlement gain	—	(51,000)	—
Total operating expenses	1,376,064	1,201,404	981,303
Income from operations	387,171	542,493	466,564
Interest income and other income (expense), net:
Interest income	3,125	12,482	8,576
Other income (expense), net	(11,347)	7,676	(8,489)
Total interest income and other income (expense), net	(8,222)	20,158	87
Net income before provision for (benefit from) income taxes and equity in losses of investee	378,949	562,651	466,651
Provision for (benefit from) income taxes	(1,396,939)	112,347	57,723
Equity in losses of investee, net of tax	—	7,528	8,693
Net income	$1,775,888	$442,776	$400,235

Net income per share:
Basic	$22.55	$5.57	$5.00
Diluted	$22.41	$5.53	$4.92
Shares used in computing net income per share:
Basic	78,760	79,424	80,064
Diluted	79,230	80,100	81,357
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$1,775,888	$442,776	$400,235
Change in foreign currency translation adjustment, net of tax	44,383	1,787	(3,631)
Change in unrealized gains (losses) on investments, net of tax	(194)	299	286
Other comprehensive income (loss)	44,189	2,086	(3,345)
Comprehensive income	$1,820,077	$444,862	$396,890
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$960,843	$550,425
Marketable securities, short-term	—	318,202
Accounts receivable, net of allowance for doubtful accounts of $10,239 and $6,756, respectively	657,704	550,291
Inventories	139,237	112,051
Prepaid expenses and other current assets	91,754	102,450
Total current assets	1,849,538	1,633,419
Property, plant and equipment, net	734,721	631,730
Operating lease right-of-use assets, net	82,553	56,244
Goodwill	444,817	63,924
Intangible assets, net	130,072	11,768
Deferred tax assets	1,552,831	64,007
Other assets	35,151	39,610
Total assets	$4,829,683	$2,500,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,132	$87,250
Accrued liabilities	405,582	319,958
Deferred revenues	777,887	563,762
Total current liabilities	1,325,601	970,970
Income tax payable	105,748	102,794
Operating lease liabilities	64,445	43,463
Other long-term liabilities	100,024	37,306
Total liabilities	1,595,818	1,154,533
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,860 and 78,433 issued and outstanding, respectively)	8	8
Additional paid-in capital	974,556	906,937
Accumulated other comprehensive income (loss), net	43,501	(688)
Retained earnings	2,215,800	439,912
Total stockholders’ equity	3,233,865	1,346,169
Total liabilities and stockholders’ equity	$4,829,683	$2,500,702
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2017	80,040	$8	$886,435	$571	$267,274	$1,154,288
Net income	—	—	—	—	400,235	400,235
Net change in unrealized gains (losses) from investments	—	—	—	286	—	286
Net change in foreign currency translation adjustment	—	—	—	(3,631)	—	(3,631)
Issuance of common stock relating to employee equity compensation plans	795	—	16,635	—	—	16,635
Tax withholdings related to net share settlements of equity awards	—	—	(86,067)	—	—	(86,067)
Common stock repurchased and retired	(1,057)	—	(10,252)	—	(289,750)	(300,002)
Stock-based compensation	—	—	70,763	—	—	70,763
Other	—	—	—	—	384	384
Balance as of December 31, 2018	79,778	8	877,514	(2,774)	378,143	1,252,891
Net income	—	—	—	—	442,776	442,776
Net change in unrealized gains (losses) from investments	—	—	—	299	—	299
Net change in foreign currency translation adjustment	—	—	—	1,787	—	1,787
Issuance of common stock relating to employee equity compensation plans	542	—	17,907	—	—	17,907
Tax withholdings related to net share settlements of equity awards	—	—	(57,676)	—	—	(57,676)
Common stock repurchased and retired	(1,887)	—	(18,992)	—	(381,007)	(399,999)
Stock-based compensation	—	—	88,184	—	—	88,184
Balance as of December 31, 2019	78,433	8	906,937	(688)	439,912	1,346,169
Net income	—	—	—	—	1,775,888	1,775,888
Net change in unrealized gains (losses) from investments	—	—	—	(194)	—	(194)
Net change in foreign currency translation adjustment	—	—	—	44,383	—	44,383
Issuance of common stock relating to employee equity compensation plans	427	—	20,314	—	—	20,314
Tax withholdings related to net share settlements of equity awards	—	—	(51,122)	—	—	(51,122)
Stock-based compensation	—	—	98,427	—	—	98,427
Balance as of December 31, 2020	78,860	$8	$974,556	$43,501	$2,215,800	$3,233,865
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,775,888	$442,776	$400,235
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(1,491,577)	307	(15,680)
Depreciation and amortization	93,538	78,990	54,727
Stock-based compensation	98,427	88,184	70,763
Non-cash operating lease cost	22,467	18,475	—
Allowance for doubtful accounts provisions	12,073	5,853	870
Impairments on equity investments	5,887	3,975	—
Impairments on long-lived assets	—	28,498	—
Gain on lease terminations	—	(6,792)	—
Gain from sale of equity method investment	—	(15,769)	—
Equity in losses of investee	—	7,528	8,693
Other non-cash operating activities	15,783	20,032	16,382
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(139,777)	(121,014)	(109,224)
Inventories	(29,110)	(58,269)	(24,109)
Prepaid expenses and other assets	(21,130)	(31,529)	(9,122)
Accounts payable	52,206	22,099	25,045
Accrued and other long-term liabilities	42,168	60,240	36,250
Long-term income tax payable	(2,802)	14,611	(36,548)
Deferred revenues	228,133	189,075	136,399
Net cash provided by operating activities	662,174	747,270	554,681
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(420,788)	—	—
Purchase of property, plant and equipment	(154,916)	(149,707)	(223,312)
Purchase of marketable securities	(5,341)	(693,284)	(180,191)
Proceeds from maturities of marketable securities	42,641	290,754	375,105
Proceeds from sales of marketable securities	278,817	194,677	9,560
Repayment on unsecured promissory note	26,925	21,820	—
Purchase of investment in privately held company	—	—	(5,000)
Loan repayment from equity investee	—	—	30,000
Other investing activities	1,156	(14,704)	765
Net cash (used in) provided by investing activities	(231,506)	(350,444)	6,927
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	20,314	17,907	16,635
Payroll taxes paid upon the vesting of equity awards	(51,122)	(57,675)	(86,067)
Common stock repurchases	—	(399,999)	(300,002)
Purchase of finance lease	—	(45,773)	—
Net cash used in financing activities	(30,808)	(485,540)	(369,434)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	10,480	2,282	(4,733)
Net increase (decrease) in cash, cash equivalents, and restricted cash	410,340	(86,432)	187,441
Cash, cash equivalents, and restricted cash at beginning of year	551,134	637,566	450,125
Cash, cash equivalents, and restricted cash at end of year	$961,474	$551,134	$637,566
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Description

Align Technology, Inc. (“We”, “Our”, or “Align”) was incorporated in April 1997 in Delaware. Align is a global medical device company engaged in the design, manufacture and marketing of Invisalign® clear aligners, iTero® intraoral scanners, services for orthodontics, restorative and aesthetic dentistry and exocad® computer-aided design and computer-aided manufacturing (“CAD/CAM”) software for dental laboratories and dental practitioners. Align’s products are intended primarily for the treatment of malocclusion or the misalignment of teeth and are designed to help dental professionals achieve the clinical outcomes that they expect and the results patients desire. Our corporate headquarters is in Tempe, Arizona, which moved from San Jose, California effective January 1, 2021 and we have offices worldwide. Our Americas regional headquarters is located in Raleigh, North Carolina; our European, Middle East and Africa (“EMEA”) regional headquarters is located in Rotkreuz, Switzerland; and our Asia Pacific (“APAC”) regional headquarters is located in Singapore. We have two operating segments: (1) Clear Aligner, known as the Invisalign System, and (2) Imaging Systems and CAD/CAM services (“Systems and Services”), known as the iTero intraoral scanner and CAD/CAM services.

Basis of Presentation and Preparation

The consolidated financial statements include the accounts of Align and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Out of Period Adjustment

In fiscal 2020, we recorded an out of period correction that resulted in a tax benefit of $12.7 million. We do not believe the out of period adjustment is material to the interim or annual consolidated financial statements for the fiscal year ended December 31, 2020 or to any prior periods.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of intangible assets and property and equipment, long-lived assets and goodwill, income taxes and contingent liabilities, the fair values of financial instruments, stock-based compensation, unsecured promissory note receivable, and valuation of investments in privately held companies among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Variable Interest Entities

We evaluate whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine we are the primary beneficiary of a VIE, we would consolidate the VIE into our financial statements. In determining if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing, and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of a VIE require significant assumptions and judgments. We have concluded that we are not the primary beneficiary of our VIE investments; therefore, we do not consolidate their results into our consolidated financial statements.

Investments in Privately Held Companies

Investments in privately held companies in which we can exercise significant influence but do not own a majority equity interest or otherwise control are accounted for under ASC 323, “Investments -Equity Method and Joint Ventures.” We record our share of their operating results within equity in losses of investee, net of tax, in our Consolidated Statement of Operations. Investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for under ASC 321, “Investments -Equity Securities.” The equity securities without readily determinable fair values are recorded at cost and adjusted for impairments and observable price changes with a same or similar security from the same issuer (“Measurement Alternative”). Equity securities under ASC 321 are reported on our Consolidated Balance Sheet as other assets, and we record a change in carrying value of our equity securities, if any, in other income (expense), net in our Consolidated Statement of Operations.

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

Foreign Currency

For our international subsidiaries, we analyze on an annual basis or more often if necessary, if a significant change in facts and circumstances indicate that the functional currency has changed. For international subsidiaries where the local currency is the functional currency, adjustments from translating financial statements from the local currency to the U.S. dollar reporting currency are recorded as a separate component of accumulated other comprehensive income (loss), net in the stockholders’ equity section of the Consolidated Balance Sheet. This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at the transaction date or average exchange rate in effect during the period. The foreign currency revaluation that are derived from monetary assets and liabilities stated in a currency other than functional currency are included in other income (expense), net. For the year ended December 31, 2020, 2019 and 2018, we had foreign currency net gains (losses) of $6.8 million, $(2.0) million and $(5.6) million, respectively.

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

Our cash and investments are held primarily by four financial institutions. Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents and marketable securities. We invest excess cash primarily in money market funds, commercial paper, corporate bonds, U.S. government agency bonds, U.S. government treasury bonds and certificates of deposits. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could adversely affect our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. economy.

We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing evaluations of customers’ credit worthiness are performed. We maintain reserves for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for 10% or more of our accounts receivable at December 31, 2020 or 2019, or net revenues for the year ended December 31, 2020, 2019 or 2018.

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

We have manufacturing facilities located in Juarez, Mexico, where we conduct our aligner fabrication, distribution, repair of our iTero scanners and perform certain CAD/CAM services and in Ziyang, China, where we fabricate aligners primarily for the China and APAC markets. In addition, we produce our handheld intraoral scanner wand, perform final scanner assembly and repair our scanners at our facilities in Or Yehuda, Israel and Ziyang, China. Our digital treatment plans using a sophisticated, internally developed computer-modeling program are located in multiple international locations to support our customers within the regions. Our reliance on international operations exposes us to related risks and uncertainties, including difficulties in staffing and managing international operations such as hiring and retaining qualified personnel; controlling production volume and quality of manufacture; political, social and economic instability; interruptions and limitations in telecommunication services; product and material transportation delays or disruption; trade restrictions and changes in tariffs; import and export license requirements and restrictions; fluctuations in foreign currency exchange rates; and potential adverse tax consequences. If any of these risks materialize, our international manufacturing operations, as well as our operating results, may be harmed.

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

Leases

We lease office and retail spaces, vehicles and office equipment with original lease periods of up to 10 years. We determine if an arrangement is a lease at inception under ASC 842, which we adopted in 2019. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. If a lease arrangement does not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease which we include in our lease term when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components which are accounted for as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease right-of-use assets and liabilities.

Business Combinations

We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. When determining the fair value of assets acquired and liabilities assumed, management is required to make certain estimates and assumptions, especially with respect to intangible assets. The estimates and assumptions used in valuing intangible assets include, but are not limited to, the amount and timing of projected future cash flows including forecasted revenues, the discount rate used to determine the present value of these cash flows, and the determination of the assets’ life cycle. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill and Finite-Lived Acquired Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations and is allocated to the respective reporting units based on relative synergies generated.

Our intangible assets primarily consist of intangible assets acquired as part of our acquisitions. These assets are amortized using the straight-line method over their estimated useful lives ranging from one to fifteen years reflecting the period in which the economic benefits of the assets are expected to be realized.

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

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, then we will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the Consolidated Statement of Operations.

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

Development Costs for Internal Use Software

Internally developed software includes enterprise-level business software that we customize to meet our specific operational needs. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications. There were no significant internally developed software costs capitalized in 2020 or 2019.

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

Systems and Services

We warrant our intraoral scanners for a period of one year, which include materials and labor. We accrue for these warranty costs based on average historical repair costs. An extended warranty may be purchased for additional fees. We warrant our CAD/CAM software for a one year period to perform in accordance with agreed product specifications. As we have not historically incurred any material warranty costs, we do not accrue for these software warranties.

We regularly review our warranty liability and update these balances based on historical warranty cost trends. Actual warranty costs incurred have not materially differed from those accrued; however future actual warranty costs could differ from the estimated amounts.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for customers that are not able to make payments. We periodically review these balances, including an analysis of the customers’ payment history and information regarding the customers’ creditworthiness. Actual write-offs have not materially differed from the estimated allowances.

Revenue Recognition

Our revenues are derived primarily from the sale of aligners, scanners, and services from our Clear Aligner and Systems and Services segments. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenues according to ASC 606-10, “Revenues from Contracts with Customers.”

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

Systems and Services

We sell intraoral scanners and CAD/CAM services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenues based on the respective SSP of the scanner and the subscription service. We estimate the SSP of each element, taking into consideration historical prices as well as our discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment of the scanner, as that is when we deem the customer to have obtained control. CAD/CAM services, where sold separately, include the initial software license and maintenance and support. We allocate revenues based upon the respective SSPs of the software license and the maintenance and support. We estimate the SSP of each element using historical prices. Revenues related to the software license are recognized upfront and revenues related to the maintenance and support are recognized over time. For both scanner and service sales, most consideration is collected upfront and in cases where there are payment plans, consideration is collected within one year and, therefore, there are no significant financing components.

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

Costs to Obtain a Contract

We offer a variety of commission plans to our salesforce; each plan has multiple components. To match the costs to obtain a contract to the associated revenues, we evaluate the individual components and capitalize the eligible components, recognizing the costs over the treatment period. The costs to obtain contracts were $22.8 million and $15.1 million as of December 31, 2020 and 2019, respectively, and are included in other assets in our Consolidated Balance Sheets. We recognized amortization on our costs to obtain a contract of $10.1 million, $7.2 million, and $5.4 million during the year ended December 31, 2020, 2019, and 2018, respectively, which is included in selling, general and administrative expenses in our Consolidated Statements of Operations.

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfulfilled performance obligations, including deferred revenues and backlog, as of December 31, 2020 and the estimated revenues expected to be recognized in the future related to these performance obligations are $873.4 million. This includes performance obligations from the Clear Aligner segment, primarily the shipment of additional aligners, which are fulfilled over six months to five years. Also included are the performance obligations from the Systems and Services segment, primarily services and support, which are fulfilled over one to five years, and contracted deliveries of additional scanners. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers' facilities for installation, and manufacturing availability.

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

Research and Development

Research and development costs are expensed as incurred and includes the costs associated with the research and development of new products and enhancements to existing products. These costs primarily include personnel-related costs, including payroll and stock-based compensation, equipment, material and maintenance costs, outside consulting expenses, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and information technology (“IT”).

Advertising Costs

The cost of advertising and media is expensed as incurred. For the year ended December 31, 2020, 2019 and 2018, we incurred advertising costs of $161.0 million, $119.1 million and $88.4 million, respectively.

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

During fiscal 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss subsidiary, which resulted in the recognition of deferred tax assets and related tax benefits. Refer to Note 15 “Income Taxes” of Notes to Consolidated Financial Statements for more information. The establishment of deferred tax assets from the intra-entity transfer of intangible assets required us to make significant estimates and assumptions to determine the fair value of intellectual property rights transferred which include, but are not limited to, our expectations of growth rates in revenue, margins, future cash flows, and discount rates. The accuracy of these estimates could be affected by unforeseen events or actual results, and the sustainability of our future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.

The U.S. Tax Cuts and Jobs Act includes provisions for certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income (“GILTI”) which imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have made the election to record GILTI tax using the period cost method.

Stock-Based Compensation

We recognize stock-based compensation cost for shares expected to vest on a straight-line basis over the requisite service period of the award, net of estimated forfeitures. We use the Black-Scholes option pricing model to determine the fair value of stock awards and employee stock purchase plan shares. We use a Monte Carlo simulation model to estimate the fair value of market-performance based restricted stock units ("MSUs") which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Comprehensive Income

Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on investments and foreign currency translation adjustments, net of their related tax effect.

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326) to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard in the first quarter of fiscal year 2020 which did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under the amendments in this update, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis. We adopted this standard in the first quarter of fiscal year 2020 which did not have any impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 on a prospective basis. We adopted this standard in the first quarter of fiscal year 2020 which did not have any impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to clarify the guidance on the costs of implementing a cloud computing hosting arrangement that is a service contract. Under the amendments in this update, the entity is required to follow the guidance in Subtopic 350-40, Internal-Use Software, to determine which implementation costs under the service contract to be capitalized as an asset and which costs to expense. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019 either on a retrospective or prospective basis. We adopted this standard in the first quarter of fiscal year 2020 on a prospective basis which did not have any impact on our consolidated financial statements and related disclosures.

(ii) Recent Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” to enhance and simplify various aspects of the income tax accounting guidance. The amendment removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We will adopt this standard in the first quarter of fiscal year 2021 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

Note 2. Investments and Fair Value Measurements

Marketable Securities

We have no short-term or long-term marketable securities as of December 31, 2020.

As of December 31, 2019, the carrying value which approximates the estimated fair value of our short-term marketable securities, classified as available for sale, are as follows (in thousands):

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

Cash equivalents are not included in the table above as the gross unrealized gains and losses are not material. We had no short-term marketable securities that have been in a continuous material unrealized loss position for greater than twelve months as of December 31, 2019. Amounts reclassified to earnings from accumulated other comprehensive income (loss), net related to unrealized gains or losses were not material in 2020, 2019 and 2018. For the year ended December 31, 2020, 2019 and 2018, realized gains or losses were not material.

Our fixed-income securities investment portfolio allows for investments with a maximum effective maturity of up to 40 months on any individual security. The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss which are primarily due to changes in interest rates and credit spreads. We realized the full value of all these investments upon maturity or sale. The weighted average remaining duration of these securities was approximately seven months as of December 31, 2019.

Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

Description	Balance as of December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$519,228	$519,228	$—	$—
Prepaid expenses and other current assets:
Israeli funds	3,500	—	3,500	—
Current unsecured promissory note	5,408	—	—	5,408
	$528,136	$519,228	$3,500	$5,408

Description	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$236,923	$236,923	$—	$—
Short-term investments:
Corporate bonds	211,006	—	211,006	—
Commercial paper	14,426	—	14,426	—
U.S. government treasury bonds	70,650	70,650	—	—
U.S. government agency bonds	22,101	—	22,101	—
Certificates of deposit	19	—	19	—
Prepaid expenses and other current assets:
Israeli funds	3,226	—	3,226	—
Current unsecured promissory note	25,005	—	—	25,005
Other Assets:
Long-term unsecured promissory note	7,328	—	—	7,328
	$590,684	$307,573	$250,778	$32,333

The unsecured promissory note that was entered into in 2019 with SmileDirectClub, LLC (“SDC”) is classified as Level 3 in our fair value hierarchy as financial information of third parties may not be timely available and consequently we estimate the fair value based on the best available information at the measurement date. The original amount of the note was $54.2 million which has decreased due to payments received. Refer to Note 7 “Equity Method Investments” of the Notes to Consolidated Financial Statements for more information.

Investments in Privately Held Companies

As of December 31, 2020, we had fully impaired our investments in equity securities of privately held companies without readily determinable fair value. As of December 31, 2019, our investments in equity securities of privately held companies without readily determinable fair value were $5.9 million and are reported as nonrecurring investments within other assets in our Consolidated Balance Sheet. Our investments in equity securities were considered Level 3 in the fair value hierarchy since the investments were in private companies without quoted market prices and we adjust the carrying value based on observable price changes. During the year ended December 31, 2020 and 2019, we recorded impairment losses of $5.9 million and $4.0 million, respectively, resulting from observable price changes.

Derivatives Not Designated as Hedging Instruments

Recurring foreign currency forward contracts

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the year ended December 31, 2020, 2019 and 2018, we recognized a net loss of $22.1 million, a net gain of $3.2 million, and a net gain of

$9.9 million, respectively. As of December 31, 2020 and 2019, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€126,300	$155,125
Chinese Yuan	¥936,000	143,393
Canadian Dollar	C$65,000	50,791
British Pound	£32,300	43,879
Japanese Yen	¥4,249,000	41,222
Brazilian Real	R$142,000	27,264
Israeli Shekel	ILS74,000	23,094
Mexican Peso	M$140,000	7,002
Australian Dollar	A$5,800	4,447
Swiss Franc	CHF3,700	4,191
		$500,408

	December 31, 2019
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€97,000	$108,870
Chinese Yuan	¥431,000	60,702
Canadian Dollar	C$52,000	39,802
British Pound	£28,000	36,770
Brazilian Real	R$130,000	32,185
Japanese Yen	¥3,000,000	27,604
Israeli Shekel	ILS63,700	18,439
Mexican Peso	M$140,000	7,398
Australian Dollar	A$3,000	2,101
		$333,871

Other foreign currency forward contract

Prior to the closing of the exocad Global Holdings GmbH (“exocad”) acquisition on April 1, 2020, we entered into a Euro foreign currency forward contract with a notional contract amount of €376.0 million. As a result of this contract, during the year ended December 31, 2020, we recognized a $10.2 million loss within other income (expense), net in our Consolidated Statement of Operations.

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$76,404	$54,947
Work in progress	31,393	30,974
Finished goods	31,440	26,130
Total inventories	$139,237	$112,051

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Tax related receivables	$45,243	$41,252
Prepaid property tax and insurance	14,047	4,648
Prepaid software and maintenance	6,070	7,128
Current unsecured promissory note [1]	5,408	25,005
Others	20,986	24,417
Total prepaid expenses and other current assets	$91,754	$102,450
1    Refer to Note 7“Equity Method Investments” of the Notes to Consolidated Financial Statements for more information

Property, plant and equipment consist of the following (in thousands):

		December 31,
	Generally Used Estimated Useful Life	2020	2019
Clinical and manufacturing equipment	Up to 10 years	$372,077	$309,809
Building	20 years	244,166	209,643
Leasehold improvements	Lease term [1]	63,541	53,327
Computer software	3 years	62,466	61,722
Furniture and fixtures	5 years	50,031	44,373
Computer hardware	3 years	45,602	39,199
Land	—	34,598	26,422
CIP	—	163,492	116,751
Total		1,035,973	861,246
Less: Accumulated depreciation and impairment charges		(301,252)	(229,516)
Total property, plant and equipment, net		$734,721	$631,730
1    Shorter of the remaining lease term or the estimated useful lives of the assets

Depreciation was $80.1 million, $73.1 million and $48.7 million for the year ended December 31, 2020, 2019 and 2018, respectively. In the first quarter of 2019, we recorded impairment losses of $14.3 million related to leasehold improvements and other fixed assets. Refer to Note 9 “Impairments and Other Charges (Gains), net” of the Notes to Consolidated Financial Statements for more information.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and benefits	$170,106	$162,486
Accrued expenses	77,024	55,529
Accrued income taxes	30,130	14,130
Accrued property, plant and equipment	27,692	9,167
Current operating lease liabilities	21,735	15,737
Others	78,895	62,909
Total accrued liabilities	$405,582	$319,958

Accrued warranty as of December 31, 2020 and 2019, which is included in the “Others” category of the accrued liabilities table above, consists of the following activity (in thousands):

Accrued warranty as of December 31, 2018	$8,551
Charged to cost of net revenues	12,421
Actual warranty expenditures	(9,767)
Accrued warranty as of December 31, 2019	11,205
Charged to cost of net revenues	12,581
Actual warranty expenditures	(11,171)
Accrued warranty as of December 31, 2020	$12,615

Deferred revenues consist of the following (in thousands):

	December 31,
	2020	2019
Deferred revenues - current	$777,887	$563,762
Deferred revenues - long-term [1]	62,551	35,503
1    Included in Other long-term liabilities within our Consolidated Balance Sheet

During the year ended December 31, 2020 and 2019, we recognized $2.5 billion and $2.4 billion of net revenues, respectively, of which $341.9 million and $262.7 million was included in the deferred revenues balance at December 31, 2019 and December 31, 2018, respectively.

Note 4. Leases

Lessee

We have operating leases for office and retail spaces, vehicles and office equipment. The components of lease expenses consist of following (in thousands):

	Year Ended December 31,
Lease Cost	2020	2019
Operating lease cost [1]	$27,825	$22,778
Variable lease cost	1,429	1,899
Total lease cost	$29,254	$24,677
1     Includes short-term lease expense which is not material

The following table provides a summary of our operating lease terms and discount rates:

	December 31,
Remaining Lease Term and Discount Rate	2020	2019
Weighted average remaining lease term (in years)	7.4	5.7
Weighted average discount rate	4.2%	4.1%

As of December 31, 2020, the future payments related to our operating lease liabilities are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2021	$25,358
2022	19,705
2023	14,683
2024	6,550
2025	4,944
Thereafter	29,280
Total lease payments	100,520
Less: Imputed interest	(14,340)
Total lease liabilities	$86,180

As of December 31, 2020, we had additional operating leases that have not yet commenced with future lease payments of $18.1 million, which includes a lease for office space in Tempe, Arizona which was designated as our new corporate headquarters effective January 1, 2021. These operating leases will commence during 2021 with non-cancelable lease terms of one to seven years.

Lessor

In 2019, as part of the $56.0 million purchase of a building located in Raleigh, North Carolina, we assumed an existing lease with a third-party for one floor of the building which is classified as an operating lease. The lease has annual escalating payments and expires in August 2029 in accordance with the terms and conditions of the existing agreement.

Lease payments due to Align as of December 31, 2020 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Lease
2021	$1,145
2022	1,199
2023	1,229
2024	1,259
2025	1,291
Thereafter	4,891
Total minimum lease payments	$11,014

For the year ended December 31, 2020 and 2019, operating lease income was not material.

Note 5. Business Combination

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

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. None of this goodwill is deductible for tax purposes. Under the applicable accounting guidance, goodwill will not be amortized but will be tested for impairment on an annual basis or more frequently if certain indicators are present. We allocated approximately $296.7 million of goodwill to our Systems and Services reporting unit (formerly the “Scanner and Services” reporting unit prior to its renaming during the second quarter of 2020) and approximately $43.5 million of the goodwill to our Clear Aligner reporting unit (Refer to Note 6“Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements for additional details). Our reporting units are the same as our operating segments. Acquisition related costs are recognized separately from the business combination and expensed as incurred.

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

Deferred tax liabilities were recorded for significant basis differences primarily to reflect the tax effect of fair value adjustments made to the beginning balance of the intangible assets and deferred revenue as of the acquisition date (Refer to Note 15 “Accounting for Income Taxes” of the Notes to Consolidated Financial Statements for additional details).

Our consolidated financial statements include the operating results of exocad from the acquisition date. Separate post-acquisition operating results and pro forma results of operations for this acquisition have not been presented as the effect is not material to our financial results.

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the year ended December 31, 2020 and 2019, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2018	$64,029	$—	$64,029
Adjustments [2]	(105)	—	(105)
Balance as of December 31, 2019	63,924	—	63,924
Additions from exocad acquisition [1]	43,500	296,681	340,181
Adjustments [2]	5,267	35,445	40,712
Balance as of December 31, 2020	$112,691	$332,126	$444,817
1    Includes goodwill adjustments within the measurement period (up to one year from acquisition date). Refer to Note 5 "Business Combination" of the Notes to Consolidated Financial Statements for additional details.
2     Adjustments related to foreign currency translation within the measurement period

We completed our annual goodwill impairment assessments in 2020 and 2019 and determined there were no impairments.

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

There were no triggering events in 2020 or 2019 that would cause impairments of our intangible long-lived assets.

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2020	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2020
Existing technology	10	$99,400	$(12,719)	$(4,328)	$82,353
Customer relationships	11	55,000	(21,879)	(10,751)	22,370
Trademarks and tradenames	10	16,600	(2,934)	(4,179)	9,487
Patents and other	8	6,610	(3,785)	—	2,825
		$177,610	$(41,317)	$(19,258)	117,035
Foreign currency translation					13,037
Total intangible assets [1]					$130,072
1    Refer to Note 5 "Business Combination" of the Notes to Consolidated Financial Statements for additional details on intangible assets from our exocad acquisition

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2019	Accumulated Amortization [2]	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2019
Trademarks	15	$6,800	$(1,745)	$(4,179)	$876
Existing technology	13	12,400	(5,631)	(4,328)	2,441
Customer relationships	11	33,500	(18,405)	(10,751)	4,344
Reacquired rights	3	7,500	(7,059)	—	441
Patents and other	8	6,770	(3,104)	—	3,666
Total intangible assets		$66,970	$(35,944)	$(19,258)	$11,768
2    Includes foreign currency translation which is immaterial

The total estimated annual future amortization expense for these acquired intangible assets as of December 31, 2020 is as follows (in thousands):

Fiscal Year	Amortization
2021	$15,622
2022	14,366
2023	13,745
2024	12,805
2025	12,428
Thereafter	48,069
Total	$117,035

Amortization expense was $13.4 million, $5.9 million and $6.0 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Note 7. Equity Method Investments

On July 25, 2016, we acquired a 17% equity interest, on a fully diluted basis, in SDC for $46.7 million. Concurrently with the investment, we also entered into a supply agreement to manufacture clear aligners for SDC, which expired on December 31, 2019. The sale of aligners to SDC and the income from the supply agreement are reported in our Clear Aligner business segment. On July 24, 2017, we purchased an additional 2% equity interest in SDC for $12.8 million. The investment was accounted for as an equity method investment and recorded in our Consolidated Balance Sheet. We recorded our proportional share of SDC’s losses within equity in losses of investee, net of tax, in our Consolidated Statement of Operations within our Clear Aligner reportable segment.

As a result of the arbitrator’s decision regarding SDC announced on March 5, 2019, we were ordered to tender our SDC equity interest by April 3, 2019 for a purchase price equal to the “capital account” balance as of October 31, 2017 under the terms of the investment. In April 2019, based on the “capital account” value provided by SDC, we entered into an unsecured promissory note with SDC to receive $54.2 million through February 1, 2021 in exchange for the tender of our membership interests. As a result, we derecognized the equity method investment balance of $38.4 million in exchange for an unsecured promissory note of $54.2 million and we recorded the difference of $15.8 million as a gain in the second quarter of 2019 in other income in our Consolidated Statement of Operations. Although we tendered our membership interests pursuant to the arbitrator’s decision, the parties did not agree on the amount of the “capital account” balance as of October 31, 2017 or the appropriate repurchase price for the membership units. On July 3, 2019, we filed a demand for arbitration regarding SDC’s calculation of the “capital account” balance. Refer to Note 10 “Legal Proceedings” of the Notes to Consolidated Financial Statements for SDC legal proceedings discussion. As of December 31, 2020, the unsecured promissory note had a remaining current balance of $5.4 million.

Note 8. Credit Facility

On July 21, 2020 we entered into a credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 (“2020 Credit Facility”), replacing our previous credit facility which provided for a $200.0 million revolving line of credit with a $50.0 million letter of credit. The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility’s publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of December 31, 2020, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements.

Note 9. Impairments and Other Charges (Gains), net

On March 5, 2019, we announced the outcome of the arbitration regarding SDC (Refer to Note 10 “Legal Proceedings” of the Notes to Consolidated Financial Statements for SDC legal proceedings discussion) which required Align to close its Invisalign stores and tender Align’s equity interest in SDC by April 3, 2019. Accordingly, Align evaluated the ongoing value of the Invisalign stores’ operating lease right-of-use assets and related leasehold improvements and other fixed assets in accordance with ASC 360, Property, Plant and Equipment. Based on the evaluation, Align determined that the carrying value of these assets were not recoverable. Align evaluated the fair value of these assets in accordance with ASC 820, Fair Value Measurement, and we considered the market participant’s ability to generate economic benefits by using these assets in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use. As a result, in the first quarter of 2019, we recorded impairment losses of $14.2 million for operating lease right-of-use assets and $14.3 million of leasehold improvements and other fixed assets. In addition, we also recorded $1.3 million of employee severance costs and other charges. During the third quarter of 2019, we negotiated early termination of our Invisalign store leases and recorded lease termination gains of $6.8 million.

Note 10. Legal Proceedings

2018 Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock. The complaint generally alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock. On November 29, 2019, the lead plaintiff filed an amended consolidated complaint against Align and two of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock from May 23, 2018 and October 24, 2018. On September 9, 2020, Defendants’ motion to dismiss the amended consolidated complaint was granted in part and denied in part. Trial is scheduled for October 3, 2022. Align believes the claims that remain in the case are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of the lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. A motion to dismiss the amended complaint was filed on September 18, 2020. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Shareholder Derivative Lawsuit

On May 4, 2020, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those presented in the 2020 Securities Class Action Lawsuit, but this complaint asserts state law claims for breach of fiduciary duty and insider trading. The complaint seeks unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. This action has been stayed pending a decision on the motion to dismiss in the 2020 Securities Class Action Lawsuit. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed several patent infringement lawsuits asserting patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents.

These lawsuits were filed in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Three of the cases are active and 3Shape has filed counterclaims for breach of contract and business torts in two. Those counterclaims are the subject of pending motions to dismiss.

In 2018, 3Shape filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of 3Shape patents. On August 19, 2019, the Court consolidated the two actions, and on August 30, 2019, 3Shape filed an amended complaint.

On December 10, 2018, Align filed a Section 337 complaint with the ITC alleging that 3Shape violated U.S. trade laws by selling for importation and importing the infringing TRIOS intraoral scanning system, Trios Lab Scanners and TRIOS software, TRIOS Module software, Dental System software, and Ortho System Software. On April 30, 2020, an Administrative Law Judge (“ALJ”) issued an initial determination that found a violation of Section 337 stemming from 3Shape’s infringement of 4 claims in 2 of Align’s asserted patents. The Commissioners at the ITC affirmed in part and reversed in part, resulting in no finding of infringement of valid patent claims and a finding of no violation of Section 337.

On December 11, 2018, Align filed two additional complaints in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. One of those cases was voluntarily dismissed. 3Shape has filed business tort counterclaims, which are the subject of a motion to dismiss.

On October 19, 2020, Align filed a complaint in the U.S. District Court for the Western District of Texas alleging patent infringement by 3Shape’s intraoral scanners and associated software products. In response, 3Shape filed a motion to dismiss as well as business tort and patent infringement counterclaims. Align has moved to dismiss the business tort counterclaims.

Each of 3Shape and Align’s District Court patent infringement complaints and all of 3Shape’s counterclaims seek monetary damages and/or injunctive relief. One of Align’s Delaware District Court cases against 3Shape was scheduled to proceed to jury trial on April 12, 2021; that jury trial has been rescheduled for July 26, 2021. The case pending in the Western District of Texas has been given an estimated trial date of October 3, 2022. No trial dates have been set in the remaining cases.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanning markets. After the Court dismissed 3Shape’s complaint, 3Shape filed an amended complaint on October 28, 2019. The Court denied Align’s motion to dismiss the amended complaint on November 25, 2020. No trial date has been set.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

Simon & Simon

On June 5, 2020, a dental practice named Simon and Simon, PC d/b/a City Smiles brought an antitrust action in the United States District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanning markets. Prior to filing in the Northern District of California, Plaintiff had voluntarily dismissed a similar action in the U.S. District Court for the District of Delaware. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On September 9, 2020, Align moved to dismiss Plaintiffs’ amended complaint. The District Court Judge heard argument regarding Align’s motion to dismiss on December 10, 2020. Align’s motion to dismiss remains pending before the court. The court has not entered a schedule or set a trial date. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

SDC Dispute

In April 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the “SDC Entities”) initiated confidential arbitration proceedings against Align. In an award dated March 4, 2019, (“Award”) an arbitrator found that Align breached a restrictive covenant and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. As part of the Award, Align was enjoined from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners in the United States, and enjoined from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of specified aspects of the restrictive covenant to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, to be determined in accordance with the applicable provisions of the SDC Operating Agreements. No financial damages were awarded to the SDC Entities. The Circuit Court for Cook County, Illinois confirmed the Award on April 29, 2019.

As required by the Award, Align tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance. Align disputes that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination. The arbitration hearing occurred in December 2020 and issuance of the arbitrator’s award remains pending. Relatedly, the SDC Entities filed a contempt petition with the Illinois court which confirmed the Award, asserting that Align had no right to contest the “capital account” determination as made by the SDC Entities. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities. The SDC Entities appealed and, on February 9, 2021, the Illinois Appellate Court affirmed the denial of the contempt petition.

On August 19, 2019, the SDC Entities filed a separate confidential arbitration proceeding alleging that Align had violated a restrictive covenant applicable to the members of the SDC Entities by virtue of Align’s alleged dealings with a third-party claimed to be a competitor of the SDC Entities. On April 27, 2020, the SDC Entities filed an amended arbitration demand, which additionally asserted that Align’s alleged dealings with a third-party constituted contempt of the Award. On February 5, 2021, pursuant to SDC’s unopposed notice of voluntary dismissal, the arbitrator dismissed the arbitration with prejudice.

On August 27, 2020, Align initiated a confidential arbitration proceeding against the SDC entities before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint states that the SDC Entities breached the Supply Agreement’s terms, causing damages to Align in an amount to be determined. On January 19, 2021, SDC filed a counterclaim to Align’s suit alleging that Align breached the Supply Agreement. Align denies the SDC Entities’ allegations in this arbitration and will vigorously defend itself against them. This arbitration hearing is scheduled for September 27, 2021.

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

Note 11. Commitments and Contingencies

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

On October 3, 2019, we entered into a Promotional Rights Agreement with NFL Properties LLC for $36.0 million which includes certain advertising and media coverage. As of December 31, 2020, we had a remaining commitment of $27.9 million which is expected to be paid through 2023.

On October 30, 2020, we entered into a non-cancelable Addendum to the Master Subscription Agreement with a software company to renew our software license subscription for the total price of $95.2 million over the next four years starting on January 1, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in the Commitments and Contingencies section above.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2020, we did not have any material indemnification claims that were probable or reasonably possible.

Note 12. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors. We have never declared or paid dividends on our common stock.

Stock-Based Compensation Plans

Our 2005 Incentive Plan, as amended, provides for the granting of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), market-performance based restricted stock units (“MSUs”), stock appreciation rights, performance units and performance shares to employees, non-employee directors and consultants. Shares granted on or after May 16, 2013 as an award of restricted stock, restricted stock unit, market-performance based restricted stock units, performance share or performance unit (“full value awards”) are counted against the authorized share reserve as one and nine-tenths (1 9/10) shares for every one (1) share subject to the award, and any shares canceled that were counted as one and nine-tenths against the plan reserve will be returned at the same ratio.

As of December 31, 2020, the 2005 Incentive Plan, as amended, has a total reserve of 27,783,379 shares for issuance of which 4,624,704 shares are available for issuance. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.

Stock-Based Compensation

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and employee stock purchase plan for the year ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of net revenues	$4,719	$5,154	$3,695
Selling, general and administrative	78,500	69,817	56,422
Research and development	15,208	13,213	10,646
Total stock-based compensation	$98,427	$88,184	$70,763

Stock Options

We have not granted options since 2011 and all outstanding options were fully vested and associated stock-based compensation expense was recognized as of December 31, 2015. During the year ended December 31, 2020, no stock options were exercised and as of December 31, 2020, there were no options outstanding and exercisable.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the fiscal year. This amount will fluctuate based on the fair market value of our stock. The total intrinsic value of stock options exercised for the year ended December 31, 2019 and 2018 was $2.0 million and $17.6 million, respectively.

Restricted Stock Units

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the year ended December 31, 2020, is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2019	696	$190.60
Granted	300	267.24
Vested and released	(324)	152.51
Forfeited	(40)	236.90
Unvested as of December 31, 2020	632	$243.55	1.2	$337,677

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2020 by the number of unvested RSUs) that would have been received by the unit holders had all RSUs been vested and released as of the last trading day of 2020. This amount will fluctuate based on the fair market value of our stock. During 2020, of the 323,633 shares vested and released, 103,065 shares were withheld for employee statutory tax obligations, resulting in a net issuance of 220,568 shares.

The total fair value of RSUs vested as of their respective vesting dates during 2020, 2019 and 2018 was $89.6 million, $112.4 million and $146.7 million, respectively. The weighted average grant date fair value of RSUs granted during 2020, 2019 and 2018 was $267.24, $255.42 and $262.58, respectively. As of December 31, 2020, there was $100.2 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs and these costs are expected to be recognized over a weighted average period of 2.2 years.

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

The following table summarizes the MSU performance for the year ended December 31, 2020:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2019	244	$331.35
Granted	156	242.04
Vested and released	173	120.39
Unvested as of December 31, 2020	227	$430.50	1.1	$121,435

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2020 by the number of unvested MSUs) that would have been received by the unit holders had all MSUs been vested and released as of the last trading day of 2020. This amount will fluctuate based on the fair market value of our stock. During 2020, of the 173,000 shares vested and released, 82,591 shares were withheld for employee statutory tax obligations, resulting in a net issuance of 90,409 shares.

The total fair value of MSUs vested as of their respective vesting dates during 2020, 2019 and 2018 was $47.1 million, $47.7 million and $92.7 million, respectively. As of December 31, 2020, there was $31.7 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs and these costs are expected to be recognized over a weighted average period of 1.1 years.

The fair value of MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions. The weighted average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	3.0	3.0	3.0
Expected volatility	44.4%	37.3%	31.9%
Risk-free interest rate	1.4%	2.5%	2.5%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$392.67	$392.03	$470.75
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

The following table summarizes the ESPP shares issued:

	Year Ended December 31,
	2020	2019	2018
Number of shares issued (in thousands)	116	130	164
Weighted average price	$175.69	$136.73	$96.95

As of December 31, 2020, 325,665 shares remain available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	1.0	1.4	1.3
Expected volatility	55.0%	50.0%	35.2%
Risk-free interest rate	0.9%	2.2%	2.2%
Expected dividends	—	—	—
Weighted average fair value at grant date	$96.94	$86.02	$94.71

We recognized stock-based compensation related to our employee stock purchase plan of $10.5 million, $12.1 million and $5.6 million for the year ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $2.6 million of total unamortized compensation costs related to future employee stock purchases which are expected to be recognized over a weighted average period of 0.3 year.

Note 13. Common Stock Repurchase Programs

April 2016 Repurchase Program

In April 2016, we announced that our Board of Directors had authorized a plan to repurchase up to $300.0 million of our common stock (“April 2016 Repurchase Program”).

In 2017, we entered into an accelerated share repurchase agreement (“ASR”) to repurchase $50.0 million of our common stock which was completed in August 2017. We received a total of approximately 0.4 million shares for an average share price of $146.48. During 2017, we repurchased on the open market approximately 0.2 million shares of our common stock at an average price of $243.40 per share, including commissions, for an aggregate purchase price of approximately $50.0 million.

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

In 2018, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $356.54 per share, including commissions, for an aggregate purchase price of approximately $50.0 million. In 2018, we entered into an ASR to repurchase $50.0 million of our common stock which was completed in December 2018. We received a total of approximately 0.2 million shares for an average share price of $213.18.

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

As of December 31, 2020, we have $100.0 million available for repurchase under the May 2018 Repurchase Program.

Note 14. Employee Benefit Plans

We have defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for our U.S. employees which covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of our employee’s salary deferral contributions up to 6% of the employee’s eligible compensation. We contributed approximately $6.9 million, $6.2 million and $5.2 million to the 401(k) plan during the year ended December 31, 2020, 2019 and 2018, respectively. We also have defined contribution retirement plans outside of the U.S. to which we contributed $28.9 million $25.4 million, and $18.0 million during the year ended December 31, 2020, 2019 and 2018, respectively.

Note 15. Income Taxes

Net income before provision for (benefit from) income taxes and equity in losses of investee consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$173,099	$184,956	$171,658
Foreign	205,850	377,695	294,993
Net income before provision for (benefit from) income taxes and equity in losses of investee	$378,949	$562,651	$466,651

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal
Current	$55,291	$76,528	$35,788
Deferred	(11,749)	1,235	(5,989)
	43,542	77,763	29,799
State
Current	8,862	9,169	9,568
Deferred	(2,121)	209	(3,274)
	6,741	9,378	6,294
Foreign
Current	29,399	28,364	22,753
Deferred	(1,476,621)	(3,158)	(1,123)
	(1,447,222)	25,206	21,630
Provision for (benefit from) income taxes	$(1,396,939)	$112,347	$57,723

The differences between income taxes using the federal statutory income tax rate for 2020, 2019 and 2018 and our effective tax rates are as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.8	1.7	1.3
Impact of intra-entity intellectual property rights transfer	(395.6)	—	—
Impact of differences in foreign tax rates	5.6	(5.1)	(6.7)
Stock-based compensation	1.1	(0.3)	(2.8)
U.S. tax on foreign earnings	—	1.9	4.1
Settlement on audits	(1.4)	—	—
Impact of U.S. Tax Cuts and Jobs Act (“TCJA”)	(0.5)	—	2.1
Impact of expiration of statute of limitations	(0.3)	—	(6.2)
Other items not individually material	(0.3)	0.8	(0.4)
Effective tax rate	(368.6)%	20.0%	12.4%

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

As of December 31, 2020, undistributed earnings of our foreign subsidiaries totaled $638.8 million and substantially all of the earnings previously determined to be not indefinitely reinvested have been repatriated. U.S. income taxes have already been provided on the $638.8 million undistributed earnings that is indefinitely reinvested in our international operations, therefore, the tax impact upon distribution is limited to mainly state income and withholding taxes and is not significant.

During the year ended December 31, 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our new Swiss subsidiary, where our EMEA regional headquarters is located beginning January 1, 2020. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the year ended December 31, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory.

As of December 31, 2020 and 2019, the significant components of our deferred tax assets and liabilities are (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss and capital loss carryforwards	$20,728	$18,182
Reserves and accruals	34,469	39,264
Stock-based compensation	10,842	8,416
Deferred revenue	32,562	20,909
Amortizable tax basis in intangibles	1,468,159	—
Net translation losses	2,939	1,589
Credit carryforwards	905	1,801
	1,570,604	90,161
Deferred tax liabilities:
Depreciation and amortization	14,730	23,817
Acquisition-related intangibles	35,689	—
Prepaid expenses	1,720	1,341
	52,139	25,158
Net deferred tax assets before valuation allowance	1,518,465	65,003
Valuation allowance	(1,325)	(1,086)
Net deferred tax assets	$1,517,140	$63,917

The available positive evidence at December 31, 2020 included historical operating profits and a projection of future income sufficient to realize most of our remaining deferred tax assets. As of December 31, 2020, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain capital loss carryovers as we are unable to forecast sufficient future profits to realize the deferred tax assets.

The total valuation allowance as of December 31, 2020 as well as the increase during the year ended December 31, 2020 was not material to our financial statements.

As of December 31, 2020, we have foreign net operating loss carryforwards of approximately $90.7 million, attributed mainly to losses in Israel which can be carried forward indefinitely. The majority of the remaining foreign net operating loss carryforwards is related to losses in China which, if not utilized, will expire beginning after 2025.

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the year ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits at January 1,	$46,650	$33,262	$47,656
Increases related to tax positions taken during the current year	20,592	19,012	14,519
Increases related to tax positions taken during a prior year	10,201	143	80
Decreases related to tax positions taken during a prior year	(29,977)	(3,783)	—
Decreases related to expiration of statute of limitations	—	(1,984)	(28,993)
Decreases related to settlement with tax authorities	(1,146)	—	—
Gross unrecognized tax benefits at December 31,	$46,320	$46,650	$33,262

The total amount of gross unrecognized tax benefits as of December 31, 2020 was $46.3 million, of which $43.8 million would impact our effective tax rate if recognized.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2017 and 2016, respectively. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2013.

We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in tax expense for the year ended December 31, 2020 and 2019 as well as accrued as of December 31, 2020 and 2019 were not material to our financials. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. We do not expect any material changes to the amount of unrecognized tax benefits within the next twelve months.

Note 16. Net Income per Share

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$1,775,888	$442,776	$400,235
Denominator:
Weighted average common shares outstanding, basic	78,760	79,424	80,064
Dilutive effect of potential common stock	470	676	1,293
Total shares, diluted	79,230	80,100	81,357

Net income per share, basic	$22.55	$5.57	$5.00
Net income per share, diluted	$22.41	$5.53	$4.92

Anti-dilutive potential common shares [1]	280	79	58
1    Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 17. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Taxes paid	$76,332	$71,746	$114,601
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$37,267	$16,488	$15,069
Conversion of convertible notes receivable into equity securities	$—	$—	$4,862
Issuance of promissory note in exchange for sale of equity method investment	$—	$54,154	$—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,022	$26,337	$—
Investing cash flows from finance leases (1)	$—	$10,896	$—
Financing cash flows from finance leases	$—	$45,773	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$47,981	$32,723	$—
Finance leases	$—	$51,064	$—
1    A portion of finance lease purchase payment relates to leasing a part of the building to a third party as a lessor. This amount is included in Other Investing Activities in our Consolidated Statements of Cash Flows.

Note 18. Segments and Geographical Information

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

We group our operations into two reportable segments: Clear Aligner segment and Imaging Systems and CAD/CAM services (“Systems and Services”) segment. The Systems and Services segment was formerly known as the Scanner and Services segment prior to our acquisition of exocad on April 1, 2020 (Refer to Note 5 “Business Combination” of the Notes to Consolidated Financial Statements for additional details on the exocad acquisition).

•Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

•Comprehensive Products include, but are not limited to, Invisalign Comprehensive and Invisalign First.

•Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go.

•Non-Case includes, but not limited to, Vivera retainers along with our training and ancillary products for treating malocclusion.

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

These reportable operating segments are based on how our CODM views and evaluates our operations as well as allocation of resources. The following information relates to these segments (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net revenues
Clear Aligner	$2,101,459	$2,025,750	$1,691,467
Systems and Services	370,482	381,046	275,025
Total net revenues	$2,471,941	$2,406,796	$1,966,492
Gross profit
Clear Aligner	$1,532,130	$1,499,713	$1,280,495
Systems and Services	231,105	244,184	167,372
Total gross profit	$1,763,235	$1,743,897	$1,447,867
Income from operations
Clear Aligner	$768,045	$835,957	$712,439
Systems and Services	96,052	137,720	98,998
Unallocated corporate expenses	(476,926)	(431,184)	(344,873)
Total income from operations	$387,171	$542,493	$466,564
Stock-based compensation
Clear Aligner	$8,975	$9,220	$6,839
Systems and Services	734	255	190
Unallocated corporate expenses	88,718	78,709	63,734
Total stock-based compensation	$98,427	$88,184	$70,763
Depreciation and amortization
Clear Aligner	$41,371	$38,979	$29,001
Systems and Services	16,798	7,441	4,965
Unallocated corporate expenses	35,369	32,570	20,761
Total depreciation and amortization	$93,538	$78,990	$54,727
Impairments and other charges (gains), net
Clear Aligner	$—	$22,990	$—
Total impairments and other charges (gains), net	$—	$22,990	$—
Litigation settlement gain
Clear Aligner	$—	$(51,000)	$—
Total litigation settlement gain	$—	$(51,000)	$—

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes and equity in losses of investee (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Total segment income from operations	$864,097	$973,677	$811,437
Unallocated corporate expenses	(476,926)	(431,184)	(344,873)
Total income from operations	387,171	542,493	466,564
Interest income	3,125	12,482	8,576
Other income (expense), net	(11,347)	7,676	(8,489)
Net income before provision for (benefit from) income taxes and equity in losses of investee	$378,949	$562,651	$466,651

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net revenues [1]:
United States	$1,099,564	$1,161,959	$1,023,559
Switzerland [2]	809,080	—	—
The Netherlands[2]	—	760,444	610,039
China	199,851	196,733	155,790
Other International	363,446	287,660	177,104
Total net revenues	$2,471,941	$2,406,796	$1,966,492
1    Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.
2     During the first quarter of 2020, we implemented a new international corporate structure. This changed the structure of international procurement and sales operations from the Netherlands to Switzerland.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net are presented below by geographic area (in thousands):

	As of December 31,
	2020	2019
Long-lived assets [1]:
Switzerland [2]	$257,337	$7,755
United States	180,539	164,451
China	113,918	73,174
Costa Rica	97,804	82,083
The Netherlands [2]	965	226,286
Other International	166,711	134,225
Total long-lived assets	$817,274	$687,974
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's annual report on internal control over financial reporting.

See “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning our directors is incorporated by reference to the Proxy Statement under the section captioned “Election of Directors.” The information required by Item 401 of Regulation S-K concerning our executive officers is set forth in Item 1— “Business” of this Annual Report on Form 10-K. The information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” contained in the Proxy Statement. The information required by Item 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Corporate Governance”.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is posted on our Internet website. The Internet address for our website is www.aligntech.com, and the code of ethics may be found on the “Corporate Governance” section of our “Investors” webpage.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about our common stock that may be issued upon the exercise of options and awards granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans, including the 2005 Incentive Plan and the Employee Stock Purchase Plan ("ESPP"), each as amended, and certain individual arrangements (Refer to Note 12 "Stockholders’ Equity” of the Notes to Consolidated Financial Statements for a description of our equity compensation plans).

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (a)		Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	859,149	[1]	$—	4,950,369	[2,3]
Equity compensation plans not approved by security holders	—		—	—
Total	859,149		$—	4,950,369

1    Includes 631,905 RSUs and 227,244 MSUs at target, which have an exercise price of zero
2    Includes 325,665 shares available for issuance under our ESPP. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights or the weighted average exercise price of outstanding rights under the ESPP.
3    Includes 688,590 of potentially issuable MSUs if performance targets are achieved at maximum payout

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements

1.Consolidated financial statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2020, 2019 and 2018
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2018 [1]	$5,814	$870	$(4,306)	$2,378
Year Ended December 31, 2019 [1]	$2,378	$5,853	$(1,475)	$6,756
Year Ended December 31, 2020	$6,756	$12,073	$(8,590)	$10,239
Valuation allowance for deferred tax assets:
Year Ended December 31, 2018	$278	$(27)	$—	$251
Year Ended December 31, 2019	$251	$835	$—	$1,086
Year Ended December 31, 2020	$1,086	$239	$—	$1,325
1    Certain prior period information has been recast to conform to current year presentation.

(b)The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	5/20/2016	3.01
3.2	Amended and Restated Bylaws of registrant	8-K	2/29/2012	3.2
4.1	Form of Specimen Common Stock Certificate	S-1, as amended (File No. 333-49932)	1/17/2001	4.1
4.2	Description of the Capital Stock of registrant	10-K	2/28/2020	4.2
10.1†	Registrant's 2010 Employee Stock Purchase Plan	8-K	5/25/2010	10.02
10.2†	Registrant's 2005 Incentive Plan (as amended May 2016)				*
10.3†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed after September 2016)	10-K	2/28/2020	10.3
10.3A†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Officer Form for officers appointed prior to September 2016)	10-K	2/28/2020	10.3A
10.4†	Form of RSU agreement (CEO)	10-K	2/28/2020	10.4
10.5†	Form of RSU agreement under Registrant's 2005 Incentive Plan (Non-employee Director Form)	10-K	2/28/2020	10.5
10.6†	Align 2019 Global RSU Agreement	10-K	2/28/2019	10.6
10.7†	Form of option award agreement under registrant’s 2005 Incentive Plan	10-Q	8/4/2005	10.4
10.8†	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Officer Form for MSU awards granted in 2018, 2019 and 2020 to officers appointed after September 2016)	10-K	2/28/2020	10.8
10.8A†	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Officer Form for MSU awards granted in 2018, 2019 and 2020 to officers appointed prior to September 2016)	10-K	2/28/2020	10.8A
10.9†	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Officer Form for MSU awards granted in 2021 to officers appointed after September 2016)				*
10.9A†	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Officer Form for MSU awards granted in 2021 to officers appointed prior to September 2016)				*
10.10†	Form of Market Stock Unit Agreement for CEO (Focal grants)	10-K	2/28/2020	10.9
10.11†	Form of Market Stock Unit Agreement for CEO Special MSU Award June 2018	8-K	6/25/2018	10.1
10.12†	Form of Employment Agreement entered into by and between registrant and each executive officer (other than CEO for executives appointed prior to September 2016)	10-Q	5/8/2008	10.3
10.13†	Form of Employment Agreement entered into by and between registrant and each executive officer (other than CEO for executives appointed after September 2016)	10-K	2/28/2017	10.8
10.14†	Amended and Restated Chief Executive Officer Employment Agreement between Align Technology, Inc. and Joseph Hogan	10-Q	5/1/2015	10.3
10.15†	Employment Agreement between registrant and John F. Morici (Chief Financial Officer)	10-Q	11/8/2016	10.2
10.16†	Form of Executive Officer Relocation Reimbursement Agreement				*
10.17†	Form of Indemnification Agreement by and between registrant and its Board of Directors and its executive officers	S-1 as amended (File No. 333-49932)	1/17/2001	10.15
10.18	Sale and Purchase Agreement between CETP III Ivory S.a.r.l., and Align Technology, Inc. and its indirect wholly owned German subsidiary, mertus 602.GmbH, dated March 3, 2020	10-Q	5/5/2020	10.1

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
10.19	Class C Non-Incentive Unit Purchase Agreement dated July 25, 2016	8-K	7/28/2016	10.1
10.20	Membership Interest Purchase Agreement dated July 24, 2017 between Align Technology, Inc. and SmileDirectClub, LLC.	8-K	7/27/2017	10.2
10.21	Credit Agreement between Align Technology, Inc. and the lenders party thereto from time to time and Citibank, N.A., as administrative agent, dated July 21, 2020	10-Q	10/30/2020	10.1
21.1	Subsidiaries of Align Technology, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32t	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*
__________________________________

†	Management contract or compensatory plan or arrangement filed as an Exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.
t	Furnished herewith

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

By:	/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
Date:	February 26, 2021

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

Signature	Title	Date

/S/ JOSEPH M. HOGAN	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Joseph M. Hogan

/S/ JOHN F. MORICI	Chief Financial Officer and Senior Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
John F. Morici

/S/ KEVIN J. DALLAS	Director	February 26, 2021
Kevin J. Dallas

/S/ JOSEPH LACOB	Director	February 26, 2021
Joseph Lacob

/S/ C. RAYMOND LARKIN, JR.	Director	February 26, 2021
C. Raymond Larkin, Jr.

/S/ GEORGE J. MORROW	Director	February 26, 2021
George J. Morrow

/S/ ANNE M. MYONG	Director	February 26, 2021
Anne M. Myong

/S/ THOMAS M. PRESCOTT	Director	February 26, 2021
Thomas M. Prescott

/S/ ANDREA L. SAIA	Director	February 26, 2021
Andrea L. Saia

/S/ GREG J. SANTORA	Director	February 26, 2021
Greg J. Santora

/S/ SUSAN E. SIEGEL	Director	February 26, 2021
Susan E. Siegel

/S/ WARREN S. THALER	Director	February 26, 2021
Warren S. Thaler