Form 10-Q
period 2021-03-31
ALIGN TECHNOLOGY INC
filed 2021-05-05
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2021 was 79,136,575.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues	$894,771	$550,963
Cost of net revenues	217,673	156,607
Gross profit	677,098	394,356
Operating expenses:
Selling, general and administrative	397,115	282,906
Research and development	54,537	41,532
Total operating expenses	451,652	324,438
Income from operations	225,446	69,918
Interest income and other income (expense), net:
Interest income	1,643	1,986
Other income (expense), net	34,532	(18,549)
Total interest income and other income (expense), net	36,175	(16,563)
Net income before provision for (benefit from) income taxes	261,621	53,355
Provision for (benefit from) income taxes	61,245	(1,464,776)
Net income	$200,376	$1,518,131

Net income per share:
Basic	$2.54	$19.32
Diluted	$2.51	$19.21
Shares used in computing net income per share:
Basic	79,000	78,592
Diluted	79,798	79,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$200,376	$1,518,131
Change in foreign currency translation adjustment, net of tax	(14,451)	689
Change in unrealized gains (losses) on investments, net of tax	(20)	(194)
Other comprehensive income (loss)	(14,471)	495
Comprehensive income	$185,905	$1,518,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,131,698	$960,843
Accounts receivable, net of allowance for doubtful accounts of $9,882 and $10,239, respectively	718,957	657,704
Inventories	150,643	139,237
Prepaid expenses and other current assets	114,257	91,754
Total current assets	2,115,555	1,849,538
Property, plant and equipment, net	763,870	734,721
Operating lease right-of-use assets, net	82,435	82,553
Goodwill	427,561	444,817
Intangible assets, net	120,479	130,072
Deferred tax assets	1,521,922	1,552,831
Other assets	37,960	35,151
Total assets	$5,069,782	$4,829,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,298	$142,132
Accrued liabilities	406,672	405,582
Deferred revenues	862,872	777,887
Total current liabilities	1,393,842	1,325,601
Income tax payable	109,668	105,748
Operating lease liabilities	63,845	64,445
Other long-term liabilities	108,851	100,024
Total liabilities	1,676,206	1,595,818
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 79,136 and 78,860 issued and outstanding, respectively)	8	8
Additional paid-in capital	948,362	974,556
Accumulated other comprehensive income (loss), net	29,030	43,501
Retained earnings	2,416,176	2,215,800
Total stockholders’ equity	3,393,576	3,233,865
Total liabilities and stockholders’ equity	$5,069,782	$4,829,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2021	Shares	Amount
Balance as of December 31, 2020	78,860	$8	$974,556	$43,501	$2,215,800	$3,233,865
Net income	—	—	—	—	200,376	200,376
Net change in unrealized gains (losses) from investments	—	—	—	(20)	—	(20)
Net change in foreign currency translation adjustment	—	—	—	(14,451)	—	(14,451)
Issuance of common stock relating to employee equity compensation plans	276	—	13,133	—	—	13,133
Tax withholdings related to net share settlements of equity awards	—	—	(66,568)	—	—	(66,568)
Stock-based compensation	—	—	27,241	—	—	27,241
Balance as of March 31, 2021	79,136	$8	$948,362	$29,030	$2,416,176	$3,393,576

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2020	Shares	Amount
Balance as of December 31, 2019	78,433	$8	$906,937	$(688)	$439,912	$1,346,169
Net income	—	—	—	—	1,518,131	1,518,131
Net change in unrealized gains (losses) from investments	—	—	—	(194)	—	(194)
Net change in foreign currency translation adjustment	—	—	—	689	—	689
Issuance of common stock relating to employee equity compensation plans	326	—	10,662	—	—	10,662
Tax withholdings related to net share settlements of equity awards	—	—	(45,395)	—	—	(45,395)
Stock-based compensation	—	—	22,927	—	—	22,927
Balance as of March 31, 2020	78,759	$8	$895,131	$(193)	$1,958,043	$2,852,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,376	$1,518,131
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	28,979	(1,487,154)
Depreciation and amortization	25,635	20,738
Stock-based compensation	27,241	22,927
Non-cash operating lease cost	5,911	5,546
Allowance for doubtful accounts provisions	455	4,838
Arbitration award gain	(43,403)	—
Impairment on equity investment	—	2,900
Other non-cash operating activities	5,340	7,728
Changes in assets and liabilities:
Accounts receivable	(67,423)	13,761
Inventories	(15,582)	(10,496)
Prepaid expenses and other assets	(34,858)	(37,244)
Accounts payable	(14,936)	(12,034)
Accrued and other long-term liabilities	(475)	(69,103)
Long-term income tax payable	3,920	6,354
Deferred revenues	106,007	22,892
Net cash provided by operating activities	227,187	9,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43,431)	(46,085)
Purchase of marketable securities	—	(5,341)
Proceeds from maturities of marketable securities	—	42,641
Proceeds from sales of marketable securities	—	278,817
Repayment on unsecured promissory note	4,594	4,419
Proceeds from arbitration award	43,403	—
Other investing activities	—	1,760
Net cash provided by investing activities	4,566	276,211
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,133	10,662
Payroll taxes paid upon the vesting of equity awards	(66,568)	(45,395)
Net cash used in financing activities	(53,435)	(34,733)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(7,487)	(11,007)
Net increase in cash, cash equivalents, and restricted cash	170,831	240,255
Cash, cash equivalents, and restricted cash at beginning of the period	961,474	551,134
Cash, cash equivalents, and restricted cash at end of the period	$1,132,305	$791,389
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three months ended March 31, 2021 and 2020, our comprehensive income for the three months ended March 31, 2021 and 2020, our financial position as of March 31, 2021, our stockholders’ equity for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the December 31, 2020 audited financial statements. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of intangible assets and property and equipment, long-lived assets and goodwill, income taxes and contingent liabilities, the fair values of financial instruments, stock-based compensation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Uncertainties

Due to the COVID-19 pandemic, we are subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. The full extent to which the pandemic, including as a result of any new strains, business restrictions or lockdowns, and the impact of vaccinations, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately determined.

Recent Accounting Pronouncements

New Accounting Updates Recently Adopted

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” to enhance and simplify various aspects of the income tax accounting guidance. The amendment removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Adoption of this standard in the first quarter of fiscal year 2021 did not have a material impact on our consolidated financial statements or related disclosures.

Note 2. Fair Value Measurements

The following tables summarize our financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

Description	Balance as of March 31, 2021	Level 1	Level 2
Cash equivalents:
Money market funds	$654,211	$654,211	$—
Prepaid expenses and other current assets:
Israeli funds	3,752	—	3,752
	$657,963	$654,211	$3,752

Description	Balance as of December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$519,228	$519,228	$—	$—
Prepaid expenses and other current assets:
Israeli funds	3,500	—	3,500	—
Current unsecured promissory note [1]	5,408	—	—	5,408
	$528,136	$519,228	$3,500	$5,408

1 The unsecured promissory note was paid in full by SmileDirectClub, LLC (“SDC”) during the three months ended March 31, 2021. Besides the repayment on the note, on March 12, 2021, the Arbitrator ruled in favor of us on the SDC dispute and issued an award of $43.4 million along with interest. The gain of $43.4 million is recognized as a part of our other income (expense), net in our Condensed Consolidated Statement of Operation. Refer to Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information on the arbitration award received.

Derivatives Not Designated as Hedging Instruments

Recurring foreign currency forward contracts

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended March 31, 2021 and 2020, we recognized net gains of $12.4 million and $15.6 million, respectively. As of March 31, 2021 and December 31, 2020, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€160,500	$188,276
Chinese Yuan	¥1,107,000	168,394
Canadian Dollar	C$92,200	73,208
British Pound	£42,990	59,182
Brazilian Real	R$222,000	38,836
Japanese Yen	¥4,071,800	36,757
Polish Zloty	PLN138,395	34,906
Israeli Shekel	ILS65,220	19,533
Mexican Peso	M$295,500	14,422
Swiss Franc	CHF6,100	6,474
Australian Dollar	A$5,800	4,412
		$644,400

	December 31, 2020
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€126,300	$155,125
Chinese Yuan	¥936,000	143,393
Canadian Dollar	C$65,000	50,791
British Pound	£32,300	43,879
Japanese Yen	¥4,249,000	41,222
Brazilian Real	R$142,000	27,264
Israeli Shekel	ILS74,000	23,094
Mexican Peso	M$140,000	7,002
Australian Dollar	A$5,800	4,447
Swiss Franc	CHF3,700	4,191
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

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$75,836	$76,404
Work in process	40,387	31,393
Finished goods	34,420	31,440
Total inventories	$150,643	$139,237

Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and benefits	$153,898	$170,106
Accrued expenses	85,854	77,024
Accrued income taxes	41,539	30,130
Accrued property, plant and equipment	36,857	27,692
Current operating lease liabilities	21,513	21,735
Other accrued liabilities	67,011	78,895
Total accrued liabilities	$406,672	$405,582

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$12,615	$11,205
Charged to cost of net revenues	4,280	3,724
Actual warranty expenditures	(3,160)	(3,140)
Balance at end of period	$13,735	$11,789

Deferred revenues consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred revenues - current	$862,872	$777,887
Deferred revenues - long-term [1]	$74,226	$62,551

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended March 31, 2021 and 2020, we recognized $894.8 million and $551.0 million of net revenues, respectively, of which $125.8 million and $95.5 million was included in the deferred revenues balance at December 31, 2020 and 2019, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of March 31, 2021 were $963.5 million. These performance obligations are expected to be recognized over the next one to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2021, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2020	$112,691	$332,126	$444,817
Foreign currency translation adjustments	(2,374)	(14,882)	(17,256)
Balance as of March 31, 2021	$110,317	$317,244	$427,561

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2021	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2021
Existing technology	10	$99,400	$(15,035)	$(4,328)	$80,037
Customer relationships	11	55,000	(22,882)	(10,751)	21,367
Trademarks and tradenames	10	16,600	(3,318)	(4,179)	9,103
Patents and other	8	6,610	(3,989)	—	2,621
		$177,610	$(45,224)	$(19,258)	113,128
Foreign currency translation					7,351
Total intangible assets					$120,479

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2020	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2020
Existing technology	10	$99,400	$(12,719)	$(4,328)	$82,353
Customer relationships	11	55,000	(21,879)	(10,751)	22,370
Trademarks and tradenames	10	16,600	(2,934)	(4,179)	9,487
Patents and other	8	6,610	(3,785)	—	2,825
		177,610	(41,317)	(19,258)	117,035
Foreign currency translation					13,037
Total intangible assets					$130,072

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2021 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2021	$11,715
2022	14,366
2023	13,745
2024	12,805
2025	12,428
Thereafter	48,069
Total	$113,128

Amortization expense for the three months ended March 31, 2021 and 2020 was $3.9 million and $1.3 million, respectively.

Note 5. Credit Facility

On July 21, 2020 we entered into a credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 (“2020 Credit Facility”), replacing our previous credit facility which provided for a $200.0 million revolving line of credit with a $50.0 million letter of credit. The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of March 31, 2021, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements.

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

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. On March 29, 2021, defendants’ motion to dismiss the amended complaint was granted with leave for the lead plaintiff to file a further amended complaint. On April 22, 2021, lead plaintiff filed a notice stating it would not file a further amended complaint. On April 23, 2021, the Court dismissed the action with prejudice and judgment was entered. Lead plaintiff filed a notice of appeal on April 28, 2021. Currently there is no schedule for the appeal. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Shareholder Derivative Lawsuit

On May 4, 2020, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those presented in the 2020 Securities Class Action Lawsuit, but this complaint asserts state law claims for breach of fiduciary duty and insider trading. The complaint seeks unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. This action has been stayed pending a decision on the motion to dismiss in the 2020 Securities Class Action Lawsuit. The parties are required to file a status report with the Court within 14 days of the order dismissing the 2020 Securities Class Action Lawsuit. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed several patent infringement lawsuits asserting patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents.

These lawsuits were filed in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Three of the cases are active and 3Shape has filed counterclaims for breach of contract and business torts. Align’s motions to dismiss the 3Shape counterclaims was recommended to be granted by the Magistrate Judge.

In 2018, 3Shape filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of 3Shape patents. On August 19, 2019, the Court consolidated the two actions, and on August 30, 2019, 3Shape filed an amended complaint.

On December 11, 2018, Align filed an additional complaint in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. 3Shape filed business tort counterclaims. The Magistrate Judge recommended granting Align’s motion to dismiss 3Shape's counterclaims.

On October 19, 2020, Align filed a complaint in the U.S. District Court for the Western District of Texas alleging patent infringement by 3Shape’s intraoral scanners and associated software products. In response, 3Shape filed a motion to dismiss as well as business tort and patent infringement counterclaims. Align has moved to dismiss the business tort counterclaims.

Each of 3Shape and Align’s District Court patent infringement complaints and all of 3Shape’s business tort counterclaims seek monetary damages and/or injunctive relief. One of Align’s Delaware District Court cases against 3Shape is scheduled for a jury trial beginning on July 26, 2021. The case pending in the Western District of Texas has been given an estimated trial date of October 3, 2022. No trial dates have been set in the remaining cases.

On August 28, 2018, 3Shape filed a complaint against Align in the U.S. District Court for the District of Delaware alleging antitrust violations and seeking monetary damages and injunctive relief relating to Align’s alleged market activities, including Align’s assertion of its patent portfolio, in alleged clear aligner and intraoral scanner markets. After the Court dismissed 3Shape’s complaint, 3Shape filed an amended complaint on October 28, 2019. The Court denied Align’s motion to dismiss the amended complaint on November 25, 2020. No trial date has been set.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the United States District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On September 9, 2020, Align moved to dismiss Plaintiffs’ amended complaint. On April 8, 2021, the Judge denied Align’s motion to dismiss. The court has not entered a schedule or set a trial date. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the United States District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Align has not yet responded to the complaint. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

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

As required by the Award, Align tendered its membership interests for a purchase price that SDC claims to be Align’s “capital account” balance. Align disputed that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination. The arbitration hearing occurred in December 2020 and on March 12, 2021 the Arbitrator issued a final award in favor of Align and against SDC finding that the SDC entities owed Align an additional $43.4 million plus interest which SDC paid to Align on March 17, 2021.

In a related legal proceeding, the SDC Entities had filed a contempt petition with an Illinois court asserting that Align had no right to contest the SDC Entities; “capital account” determination in the July 3, 2019 arbitration. On September 4, 2019, the Illinois court denied in its entirety the contempt petition filed by the SDC Entities. The SDC Entities appealed and, on February 9, 2021, the Illinois Appellate Court affirmed the denial of the contempt petition. The time for SDC to seek rehearing or further appeal has passed.

On August 19, 2019, the SDC Entities filed a separate confidential arbitration proceeding alleging that Align had violated a restrictive covenant applicable to the members of the SDC Entities by virtue of Align’s alleged dealings with a third-party claimed to be a competitor of the SDC Entities. On April 27, 2020, the SDC Entities filed an amended arbitration demand, which additionally asserted that Align’s alleged dealings with a third-party constituted contempt of the Award. On February 5, 2021, pursuant to an agreement reached by the parties, the arbitrator dismissed the arbitration with prejudice.

On August 27, 2020, Align initiated a confidential arbitration proceeding against the SDC entities before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint states that the SDC Entities breached the Supply Agreement’s terms, causing damages to Align in an amount to be determined. On January 19, 2021, SDC filed a counterclaim alleging that Align breached the Supply Agreement. Align denies the SDC Entities’ allegations in the counterclaim and will vigorously defend itself against them. This arbitration hearing is scheduled for September 27, 2021.

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

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2021, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of March 31, 2021, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 4,210,089 shares are available for issuance.

Common Stock Repurchase Program

As of March 31, 2021, we have $100.0 million available for repurchase under the May 2018 Repurchase Program. Subsequent to the first quarter, on April 30, 2021, we entered into an accelerated stock repurchase agreement (“2021 ASR”) to repurchase $100.0 million of our common stock. We paid $100.0 million on May 3, 2021 and received an initial delivery of approximately 0.1 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the 2021 ASR, less an agreed upon discount.

Summary of Stock-Based Compensation Expense

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to our stock-based awards and employee stock purchase plans for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of net revenues	$1,306	$1,347
Selling, general and administrative	21,844	18,130
Research and development	4,091	3,450
Total stock-based compensation	$27,241	$22,927

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the three months ended March 31, 2021 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2020	632	$243.55
Granted	149	598.37
Vested and released	(214)	214.65
Forfeited	(7)	298.24
Unvested as of March 31, 2021	560	$348.77	1.7	$303,402

As of March 31, 2021, we expect to recognize $163.6 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.7 years.

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

A summary for the three months ended March 31, 2021 is as follows:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2020	227	$430.50
Granted	91	675.44
Vested and released	(101)	351.75
Unvested as of March 31, 2021	217	$569.07	1.4	$117,620

As of March 31, 2021, we expect to recognize $60.8 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.4 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. The maximum number of shares available for purchase under the 2010 Purchase Plan is 2,400,000 shares. As of March 31, 2021, we have 253,444 shares available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	1.0	1.0
Expected volatility	58.8%	41.7%
Risk-free interest rate	0.1%	1.5%
Expected dividends	—	—
Weighted average fair value at grant date	$202.74	$80.54

As of March 31, 2021, there was $3.9 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.4 year.

Note 9. Accounting for Income Taxes

Our provision for income taxes was $61.2 million for the three months ended March 31, 2021 and our benefit from income taxes was $1,464.8 million for the three months ended March 31, 2020 representing effective tax rates of 23.4% and (2,745.3)%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended March 31, 2021 primarily due to the recognition of additional tax expense resulting from state income taxes, non-deductible expenses in the U.S. and foreign income taxed at different rates, partially offset by the recognition of excess tax benefits related to stock-based compensation. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended March 31, 2020 mainly as a result of the recognition of a deferred tax asset and related one-time tax benefit in accordance with the completion of the intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss entity and excess tax benefits related to stock-based compensation, partially offset by state income taxes and foreign income taxed at different rates.

During the three months ended March 31, 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss entity. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the three months ended March 31, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. We are no longer subject to U.S. federal tax examination for years before 2017 and U.S. state tax examination for years before 2016. Our subsidiary in Israel is under audit by the local tax authorities for years 2015 through 2018. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2013.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $50.0 million and $46.3 million as of March 31, 2021 and December 31, 2020, respectively, a material amount of which would impact our effective tax rate if recognized. Total interest and penalties accrued as of March 31, 2021 was not material. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Our total deferred tax liabilities were $32.9 million and $35.7 million as of March 31, 2021 and December 31, 2020, respectively, which primarily related to the intangible assets from our exocad acquisition.

Note 10. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$200,376	$1,518,131
Denominator:
Weighted average common shares outstanding, basic	79,000	78,592
Dilutive effect of potential common stock	798	436
Total shares, diluted	79,798	79,028

Net income per share, basic	$2.54	$19.32
Net income per share, diluted	$2.51	$19.21

Anti-dilutive potential common shares [1]	76	148

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 11. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Non-cash investing and financing activities:
Fixed assets acquired with accounts payable or accrued liabilities	$45,354	$24,121
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,923	$6,236
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,369	$21,602

Note 12. Segments and Geographical Information

Segment Information

We report segment information based on the management approach. The management approach designates the internal reporting used by our Chief Operating Decision Maker for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues, gross profit and income from operations. Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. Certain operating expenses are attributable to operating segments and each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Costs not specifically allocated to segment income from operations include various corporate expenses such as stock-based compensation and costs related to IT, facilities, human resources, accounting and finance, legal and regulatory, and other separately managed general and administrative costs outside the operating segments. We group our operations into two reportable segments: Clear Aligner segment and Imaging Systems and CAD/CAM services (“Systems and Services”) segment.

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues
Clear Aligner	$753,269	$481,611
Systems and Services	141,502	69,352
Total net revenues	$894,771	$550,963
Gross profit
Clear Aligner	$584,534	$351,492
Systems and Services	92,564	42,864
Total gross profit	$677,098	$394,356
Income from operations
Clear Aligner	$327,465	$166,388
Systems and Services	47,228	14,389
Unallocated corporate expenses	(149,247)	(110,859)
Total income from operations	$225,446	$69,918
Stock-based compensation
Clear Aligner	$2,294	$2,529
Systems and Services	171	78
Unallocated corporate expenses	24,776	20,320
Total stock-based compensation	$27,241	$22,927
Depreciation and amortization
Clear Aligner	$11,120	$10,121
Systems and Services	4,545	1,785
Unallocated corporate expenses	9,970	8,832
Total depreciation and amortization	$25,635	$20,738

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes (in thousands):

	Three Months Ended March 31,
	2021	2020
Total segment income from operations	$374,693	$180,777
Unallocated corporate expenses	(149,247)	(110,859)
Total income from operations	225,446	69,918
Interest income	1,643	1,986
Other income (expense), net	34,532	(18,549)
Net income before provision for (benefit from) income taxes	$261,621	$53,355

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues [1]:
United States	$383,002	$271,705
Switzerland	315,450	187,276
China	61,212	19,725
Other International	135,107	72,257
Total net revenues	$894,771	$550,963

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	March 31, 2021	December 31, 2020
Long-lived assets [1]:
Switzerland	$267,654	$257,337
United States	180,709	180,539
China	121,342	113,918
Costa Rica	98,124	97,804
Other International	178,476	167,676
Total long-lived assets	$846,305	$817,274

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectation regarding customer and consumer purchasing behavior, including expectations related to consumer demand for digital solutions, our expectations for future investments in and benefits from consumer demand sales and marketing activities, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global economy, the businesses of our customers, and us, including our preparedness to react to changing circumstances and demand, results of operations and financial condition, our expectations for our expenses and capital obligations and expenditures in particular, the actions we will take to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition, and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgments we make related to our tax obligations, our expectations regarding potential litigation with SDC Financial LLC, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part 2, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

Executive Overview of Results

COVID-19 Update

Since the first quarter of fiscal year 2020, our sales and results of operations have been impacted first by the preventative measures implemented to slow the spread of COVID-19, including the complete closure or significantly reduced operations of dental practices and, more recently, the inconsistent pace and scale of recovery in various markets. In 2021, the pandemic continues to cause general business and societal disruptions and uncertainties worldwide, although many of the most drastic measures imposed to prevent or limit the spread of the virus have been moderated. For instance, globally dental practices both public and private, have largely reopened, although many continue to operate at less than pre-pandemic capacities.

Conversely, as a result of the restrictive measures imposed to contain the spread of the virus, the demand for digital solutions has increased as society and businesses have adapted to such practices as social distancing and remote working. Our efforts to promote the digital transformation of dental practices with our clear aligners, intraoral scanners, clinical treatment planning and other offerings has allowed us to quickly respond to increased demand in the dental field. We expect a growing number of customers to realize the efficiencies and benefits of our digital solutions for their practices and patients even as the pandemic-related restrictions continue to ease.

To address the increasing demand for digital solutions, we intend to continue targeting our investment plans, including, in the areas of sales, marketing, innovation and capital expenditures. As we expand our manufacturing operations in locations such as Europe, prepare for the safe return of employees to our offices and experiment with hybrid work models in 2021, we expect our sales and marketing as well as capital expenditures to increase as we focus our efforts to meet the growing demand we anticipate for our solutions.

Nevertheless, the continuing evolution of the pandemic, including any setbacks as a result of any new virus strains or business restrictions or lockdowns, the positive impacts of vaccinations, the uncertainties regarding consumer spending as demand for entertainment, dining, travel returns and remote working diminishes, remains highly fluid and unpredictable. As such, our recent operating results and levels of growth may not be indicative of our future performance and comparisons to prior quarters and periods in 2020. Ultimately, however, we believe the digital transition to dentistry that began before the pandemic will continue to be positive for our business, results of operations, cash flows, and financial condition and we intend to adjust spending to coincide with the pace of recovery and changes in demand.

Further discussion of the impact of the COVID-19 pandemic on our business may be found in Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key financial and operating metrics

Our business strategic priorities remain focused on four principal pillars of growth: (i) International expansion; (ii) GP adoption; (iii) Patient demand & conversion; and (iv) Orthodontic utilization. We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended March 31, 2021, we achieved:

•Revenues of $894.8 million and revenue growth of 62.4% year-over-year;
•Clear Aligner revenues of $753.3 million with revenue growth of 56.4% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $141.5 million or 104.0% year-over-year growth including exocad’s revenues;
•Clear Aligner volume increased by 65.8% year-over-year and Clear Aligner volume for teenage patients increased by 58.9% year-over-year;
•Income from operations $225.4 million and operating margin 25.2%;
•Effective tax rate was 23.4%;
•Net income of $200.4 million with diluted net income per share of $2.51;
•Cash and cash equivalents were $1.1 billion as of March 31, 2021;
•Operating cash flow was $227.2 million;
•Capital expenditures were $43.4 million and predominantly relates to increasing our manufacturing capacity and facilities; and
•Number of employees was 18,975 as of March 31, 2021 and increased 25.8% year-over-year

Other Statistical Data and Trends

•Digital Scanner Case Submissions. For the first quarter of 2021, total Invisalign cases submitted with a digital scanner in the Americas increased to 85.5%, up from 80.5% in the first quarter of 2020 and international scans increased to 75.1%, up from 68.7% in the first quarter of 2020. For the first quarter of 2021, 92.9% of Invisalign cases submitted by North American orthodontists were submitted digitally. Our quarterly utilization rates for the last five quarters are as follows:

Invisalign Utilization Rates*
Cases per Doctor
26
24
22
20
18
16
14
12
10
8
6
4
2
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
North America-Ortho
North America-GP
International
Total

* Invisalign utilization rates are calculated by the number of cases shipped divided by the number of doctors to whom cases were shipped. Our International region includes Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Latin America (“LATAM”) is excluded from the International region based on its immateriality to the quarter, however is included in the Total utilization.

•Total utilization rate in the first quarter of 2021 increased to 7.6 cases per doctor compared to 5.9 cases per doctor in the first quarter of 2020.

▪North America: Utilization rate among our North American orthodontist customers increased to 26.8 cases per doctor in the first quarter of 2021 compared to 18.9 cases per doctor in the first quarter of 2020 and the utilization rate among our North American GP customers increased to 4.8 cases per doctor in the first quarter of 2021 compared to 3.6 cases per doctor in the first quarter of 2020.

▪International: International doctor utilization rate was 6.8 cases per doctor in the first quarter of 2021 compared to 5.1 cases in the first quarter of 2020.

•International Invisalign Growth. For the three months ended March 31, 2021, International net revenues from Clear Aligners increased to $353.3 million compared to $195.8 million during the same period in 2020.

Results of Operations

Net Revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Systems and Services segment.

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

Net revenues for our Clear Aligner and Systems and Services segments by region for the three months ended March 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended March 31,
Net Revenues	2021	2020	Change
Clear Aligner net revenues:
Americas	$357.5	$255.6	$101.9	39.9%
International	353.3	195.8	157.5	80.4%
Non-case	42.5	30.2	12.3	40.8%
Total Clear Aligner net revenues	$753.3	$481.6	$271.7	56.4%
Systems and Services net revenues	141.5	69.4	72.2	104.0%
Total net revenues	$894.8	$551.0	$343.8	62.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Total case volume	595.8	359.4	236.4	65.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2021, total net revenues increased by $343.8 million as compared to the same period in 2020 primarily as a result of Clear Aligner volume growth of 65.8% and an increase in the number of scanners recognized across all regions.

Clear Aligner - Americas

For the three months ended March 31, 2021, Americas net revenues increased by $101.9 million as compared to the same period in 2020 primarily due to Clear Aligner volume growth of 53.8% which increased net revenues by $137.6 million partially offset by lower Clear Aligner ASP that decreased net revenues by $35.7 million. Lower ASP was mostly due to higher promotional discounts which decreased net revenues by $19.1 million and higher net deferrals which decreased net revenues by $12.5 million.

Clear Aligner - International

For the three months ended March 31, 2021, International net revenues increased by $157.5 million as compared to the same period in 2020 primarily due to Clear Aligner volume growth of 83.2% which increased net revenues by $162.9 million partially offset by lower Clear Aligner ASP. Lower ASP was the result of higher net revenue deferrals partially offset by favorable foreign exchange rates.

Clear Aligner - Non-Case

For the three months ended March 31, 2021, non-case net revenues increased by $12.3 million as compared to the same period in 2020 due to increased Vivera volume across all regions.

Systems and Services

For the three months ended March 31, 2021, Systems and Services net revenues increased by $72.2 million as compared to the same period in 2020 due to a higher number of scanners recognized which increased net revenues by $47.2 million.

Additionally, net revenues increased by $23.6 million as a result of higher iTero service revenues mostly due to a larger scanner install base and the addition of exocad’s CAD/CAM revenues.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Clear Aligner
Cost of net revenues	$168.7	$130.1	$38.6
% of net segment revenues	22.4%	27.0%
Gross profit	$584.5	$351.5	$233.0
Gross margin %	77.6%	73.0%
Systems and Services
Cost of net revenues	$48.9	$26.5	$22.5
% of net segment revenues	34.6%	38.2%
Gross profit	$92.6	$42.9	$49.7
Gross margin %	65.4%	61.8%
Total cost of net revenues	$217.7	$156.6	$61.1
% of net revenues	24.3%	28.4%
Gross profit	$677.1	$394.4	$282.7
Gross margin %	75.7%	71.6%

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

Clear Aligner

For the three months ended March 31, 2021, our gross margin percentage increased as compared to the same period in 2020 primarily due to manufacturing efficiencies driven by higher production volumes which was partially offset by lower ASP.

Systems and Services

For the three months ended March 31, 2021, our gross margin percentage increased as compared to the same period in 2020 primarily driven by manufacturing efficiencies driven by higher production volumes and higher ASP from a product mix shift.

Selling, general and administrative (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Selling, general and administrative	$397.1	$282.9	$114.2
% of net revenues	44.4%	51.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense generally includes personnel-related costs including payroll, stock-based compensation and commissions for our sales force, marketing and advertising expenses including media, public relations, marketing materials, clinical education, trade shows and industry events, legal and outside service costs, equipment, software and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and Information Technology (“IT”).

For the three months ended March 31, 2021, selling, general and administrative expense increased compared to the same period in 2020 primarily due to higher compensation related costs of $63.3 million mainly from higher salaries, fringe benefits, incentive bonuses, commissions and stock-based compensation. Higher salaries were driven by an increase in headcount of approximately 23% as we continue to invest in sales and marketing to penetrate into new markets. Additionally, we also incurred higher advertising and marketing costs of $29.6 million during the three months ended March 31, 2021.

Research and development (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Research and development	$54.5	$41.5	$13.0
% of net revenues	6.1%	7.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Research and development expense generally includes personnel-related costs including payroll and stock-based compensation, software, equipment, material and maintenance costs, outside service costs associated with the research and development of new products and enhancements to existing products, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and IT.

For the three months ended March 31, 2021, research and development expense increased compared to the same period in 2020 primarily due to higher compensation costs including higher salaries, fringe benefits, and incentive bonuses which was driven by an approximate 29% increase in headcount.

Income from operations (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Clear Aligner
Income from operations	$327.5	$166.4	$161.1
Operating margin %	43.5%	34.5%
Systems and Services
Income from operations	$47.2	$14.4	$32.8
Operating margin %	33.4%	20.7%
Total income from operations [1]	$225.4	$69.9	$155.5
Operating margin %	25.2%	12.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 12 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended March 31, 2021, our operating margin percentage increased compared to the same period in 2020 due to a higher gross margin and operating leverage on higher net revenues.

Systems and Services

For the three months ended March 31, 2021, our operating margin percentage increased compared to the same period in 2020 due to operating leverage on higher net revenues in addition to a higher gross margin.

Interest income (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Interest income	$1.6	$2.0	$(0.3)
% of net revenues	0.2%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended March 31, 2021, interest income decreased compared to the same period in 2020 mainly due to the divestiture of our marketable securities portfolio during the first quarter of 2020 mostly offset by interest income recognized during the three months ended March 31, 2021 from the SDC arbitration award regarding the value of Align’s capital account balance.

Other income (expense), net (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Other income (expense), net	$34.5	$(18.5)	$53.1
% of net revenues	3.9%	(3.4)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended March 31, 2021, other income (expense), net increased compared to the same period in 2020 primarily due to a $43.4 million gain related to the SDC arbitration award in the current period in addition to a $9.2 million unrealized loss on a foreign currency forward contract related to the exocad acquisition recognized during the same period in 2020.

Provision for (benefit from) income taxes (in millions):

	Three Months Ended March 31,
	2021	2020	Change
Provision for (benefit from) income taxes	$61.2	$(1,464.8)	$1,526.0
Effective tax rates	23.4%	(2,745.3)%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our provision for income taxes was $61.2 million for the three months ended March 31, 2021 and our benefit from income taxes was $1,464.8 million for the three months ended March 31, 2020 representing effective tax rates of 23.4% and (2,745.3)%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended March 31, 2021 primarily due to the recognition of additional tax expense resulting from state income taxes, non-deductible expenses in the U.S. and foreign income taxed at different rates, partially offset by the recognition of excess tax benefits related to stock-based compensation. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended March 31, 2020 mainly as a result of the recognition of a deferred tax asset and related one-time tax benefit in accordance with the completion of the intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss entity and excess tax benefits related to stock-based compensation, partially offset by state income taxes and foreign income taxed at different rates.

The increase in our effective tax rate for the three months ended March 31, 2021 compared to the same period in 2020 is primarily attributable to the recognition of a deferred tax asset and related one-time tax benefit associated with the intra-entity transfer of certain intellectual property rights during the three months ended March 31, 2020, partially offset by increased tax benefits from certain foreign earnings being taxed at lower tax rates, reduced state income taxes, and non-deductible expenses in the U.S.

During the three months ended March 31, 2020, we completed an intra-entity transfer of certain intellectual property rights and fixed assets to our Swiss entity. The transfer of intellectual property rights did not result in a taxable gain; however, it did result in a step-up of the Swiss tax deductible basis in the transferred assets, and accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. Consequently, this transaction resulted in the recognition of a deferred tax asset and related one-time tax benefit of approximately $1,493.5 million during the three months ended March 31, 2020, which is the net impact of the deferred tax asset recognized as a result of the additional Swiss tax deductible basis in the transferred assets and certain costs related to the transfer of fixed assets and inventory. The amortization of this deferred tax asset depends on the profitability of our Swiss headquarters and the recognition of this tax benefit is allowed for a maximum recovery period of 15 years.

Liquidity and Capital Resources

Liquidity and Trends

We fund our operations from product sales. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents, which are comprised of money market funds, of $1.1 billion and $960.8 million, respectively.

As of March 31, 2021 and December 31, 2020, approximately $447.3 million and $412.5 million of cash and cash equivalents was held by our foreign subsidiaries, respectively. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

For 2021, we expect our investments in capital expenditures to exceed $300.0 million. Capital expenditures primarily relate to building construction and improvements as well as additional manufacturing capacity to support our international expansion. This includes our planned investment in a new manufacturing facility in Wroclaw, Poland, our first one in the EMEA region. As we expand our manufacturing operations and penetrate into newer markets, prepare for the safe return of employees to our offices and experiment with hybrid work models in 2021, we also expect to invest significantly in sales, marketing and innovation to meet the growing demand for our solutions.

As of March 31, 2021, we have $100.0 million available for repurchase under the share repurchase program authorized by our Board of Directors in May 2018. We entered into the 2021 ASR on April 30, 2021, to repurchase the remaining $100.0 million under the program.

Additional information regarding the impact of COVID-19 on our liquidity and capital resources may be found in Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors”.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$227,187	$9,784
Investing activities	4,566	276,211
Financing activities	(53,435)	(34,733)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,487)	(11,007)
Net increase in cash, cash equivalents, and restricted cash	$170,831	$240,255

Operating Activities

For the three months ended March 31, 2021, cash flows from operations of $227.2 million resulted primarily from our net income of approximately $200.4 million as well as the following:

Significant non-cash activities

•Gain related to our SDC arbitration award of $43.4 million;
•Changes in deferred taxes of $29.0 million primarily related to current year amortization and adjustments to our deferred tax assets of our Swiss entity;
•Stock-based compensation of $27.2 million related to equity awards granted to employees and directors; and
•Depreciation and amortization of $25.6 million related to our investments in property, plant and equipment and intangible assets.

Significant changes in working capital

•Increase of $106.0 million in deferred revenues primarily related to increased cases volumes and timing of revenue recognition;
•Increase of $67.4 million in accounts receivable which is primarily a result of the increase in sales and timing of our collections; and
•Increase of $34.9 million in prepaid expenses and other assets due to the timing of payments and activities.

Investing Activities

Net cash provided by investing activities was $4.6 million for the three months ended March 31, 2021, which consisted of $43.4 million of proceeds from our SDC arbitration award in addition to $4.6 million received on an unsecured promissory note. These inflows were mostly offset by purchases of property and plant and equipment of $43.4 million.

Financing Activities

Net cash used in financing activities was $53.4 million for the three months ended March 31, 2021 which consisted of payroll taxes paid for equity awards through share withholdings of $66.6 million which was partially offset by $13.1 million of proceeds from the issuance of common stock.

Contractual Obligations

Our contractual obligations have not significantly changed since December 31, 2020 as disclosed in our Annual Report on Form 10-K, other than obligations described in the Form 10-Q herein, including items disclosed in Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months. If we are unable to generate adequate operating cash flows and need more funds beyond our available liquid investments and those available under our credit facility, we may need to suspend our stock repurchase programs or seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we may need to make business decisions that could adversely affect our operating results such as modifications to our pricing policy, business structure or operations. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, goodwill and finite-lived assets, business combination, income taxes and legal proceedings and litigations. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2021, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A.RISK FACTORS

The following discussion is divided into two sections. The first, entitled “Risks Relating to our Business,” discusses some of the risks that may affect our business, results of operations and financial condition. The second, captioned “General Risk Factors,” discusses some of the risks that apply generally to companies and to owning our common stock, in particular. You should carefully review both sections, as well as our condensed consolidated financial statements and notes thereto and other information appearing in this Quarterly Report on Form 10-Q, for important information regarding these and other risks that may affect us. The order we have chosen to list the risks below or the sections in which we have identified them should not be interpreted to mean we deem any risks to be more or less important or likely to occur or, if any do occur, that their impact may be any less significant than others. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

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
•We are dependent on our marketing activities to deepen our market penetration and raise awareness of our brand and products, which may not prove successful or may become less effective or more costly to maintain in the long term.
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

The broad and extensive impact of the COVID-19 pandemic on virtually all aspects of our business and society generally has exacerbated many of the pre-existing risks to our business by making them more likely to occur or more impactful when they do occur. Accordingly, you should consider the risks in this risk factor in addition to, and not in lieu of, the risks identified elsewhere in these risk factors.

Moreover, any comparisons of our financial results in the first and second quarters of 2021 to the same periods in 2020 may not prove a useful means by which to evaluate the health of our business and our results of operations because of the broad and significantly adverse impact to our business and the businesses of our customers from the pandemic and recovery that followed.

COVID-19 created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting broad aspects of the global economy, our operations and the businesses of our customers and suppliers. Many of these effects continue to varying degrees and further outbreaks of COVID-19 globally or regionally may harm recovering consumer confidence or renew implementation of harsh preventative measures. Because COVID-19 spreads readily through airways in nasal passages and the mouth, our principal customers, dental and orthodontic practices, were an initial focus of efforts to prevent the spread of the virus leading to the complete or substantial closures of their operations; materially harming our sales and sales efforts. In particular, these preventative measures in the first and second quarters of 2020 materially adversely impacted our business and financial results. While practices across all regions have largely reopened, many continue to operate at less than pre-pandemic capacities.

The pandemic has concurrently increased demand for digital solutions such as the products and solutions we offer in the dental field. As restrictions are eased or removed entirely over the longer term, employees return to office work environments, and the availability of travel, dining, entertainment and other similar purchases and activities rebound, it is uncertain whether the increased demand for our products will continue or continue at the pace seen in recent quarters.

In response to the COVID-19 pandemic, in 2020 we implemented measures aimed at limiting its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with orders and decrees of governmental agencies. These measures included diagnostic screenings at our facilities, increased social distancing mandates, closures of physical offices, manufacturing and treatment planning facilities, including our U.S. corporate headquarters and regional facilities worldwide, implementing remote working where feasible, prohibiting non-essential travel, and converting underutilized manufacturing capacity to produce personal protective equipment. Many of these actions remain in effect to varying degrees although we may implement new or revise existing requirements as circumstances require. The actions and reactions to voluntary and involuntary requirements can be highly disruptive to our business and may ultimately prove wholly or partially ineffective. Even if effective, if employees perceive them to be inadequate or overly burdensome, or they prove difficult to maintain over extended periods of time, productivity may decline or we may experience employee unrest, slowdowns, stoppages or other demands, we may fail to timely meet customer demand or fulfill orders, the costs to maintain or implement protective measures or deliver our products may increase, and we may be subject to increased litigation, including product liability and occupational safety and condition claims.

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
•customer and consumer purchasing behavior changes as pandemic-related restrictions are curtailed or lifted, remote working declines and travel and discretionary spending patterns shift and our ability to timely and effectively respond to any resulting decreases or increases in demand;

•the response of employees, customers and suppliers to the easing of social distancing mandates and returning to in office or facility working, including anxieties regarding the continuing risks of the spread of the virus, vaccination requirements, and other mandates that may impact employee productivity and engagement, retention or require additional costly protective measures;
•the liquidity and financial stability of consumers, customers, and patients, including their willingness to purchase our products and services, delays paying for products or services, requests for extended payment terms, or payment defaults;
•travel and gathering restrictions, including those that adversely impair or prohibit our sales personnel from interacting with customers or that limit patients from visiting their doctors or the number of patients doctors can see in their offices;
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
•the impact of remote working arrangements on our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed is timely and accurately recorded, processed, summarized, reported, and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow for timely decisions regarding required disclosure; and
•diversion of management as they focus on the short- and long-term ramifications of the pandemic.

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

Our net revenues are largely dependent on sales of our Invisalign System of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign System, primarily our comprehensive products, will continue to account for the majority of our net revenues; making the continued and widespread acceptance of the Invisalign System by orthodontists, GPs and consumers critical to our future success. Sales of our iTero scanners are becoming a larger percentage of our overall revenues and we expect the acquisition of exocad to complement the adoption of digital dentistry. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services, if consumers prove unwilling to adopt Invisalign System treatment as rapidly or in the volumes we anticipate and at the prices offered, if orthodontists or GPs choose to continue using wires and brackets or competitive products rather than the Invisalign System or the rates at which they utilize the Invisalign System fail to increase, if sales of our iTero scanners decline or fail to grow sufficiently or as expected, if the acquisition of exocad does not produce the results expected, or if the average selling price of our products declines for any reason, our operating results could be harmed.

The average selling prices of our products, particularly our Invisalign System, are influenced by numerous factors, including the type and timing of products sold, price increases and reductions, product mix, product and services bundling, promotions, and foreign exchange rates. We provide volume-based discount programs to our customers. In addition, we sell a number of products at different list prices which may differ based on country and season. If we change volume-based discount programs that affect our average selling prices; if we introduce price reductions or consumer rebate programs; if we implement new or expand existing discount programs or participation in these programs increases; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected. Moreover, some programs may be unsuccessful or may drive demand in unexpected ways. If any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may decline.

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that may introduce new technologies in the future and customers who create aligners or retainers in house.

The dental industry is in a period of immense and rapid digital transformation involving products, technologies, distribution channels and business models. While solutions such as our clear aligner and iTero scanners facilitate this transition, whether our technologies will achieve market acceptance and, if adopted, whether and when they may become obsolete as new offerings become available remains unclear.

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

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations and we expect to increase our sales and presence outside the U.S., particularly in markets we believe have high-growth potential. Moreover, many of our key production steps are performed in locations outside of the U.S. For instance, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans (“ClinCheck”), which are approved by licensed doctors before being transmitted electronically to our aligner fabrication facilities. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture our aligners. Our digital treatment planning and aligner fabrication are performed in multiple international locations, including large-scale operations in Mexico, Costa Rica and China and we continue to establish additional sites closer to our international customers. Also, we maintain significant regional sales and marketing operations in Switzerland, Singapore and China along with research and development operations globally, including in the U.S., Russia, Israel, and Germany. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations, including:

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
•the engagement in activities by our employees, contractors, partners and agents prohibited by international and local trade, labor and other laws such as those prohibiting corrupt payments to government officials, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and export control laws, in spite of our policies and procedures designed to ensure compliance with these laws;

•increased expense of developing, testing, making and marketing localized versions of our products;
•political, military, social, economic, or business instability, acts of terrorism and acts of war, including increased levels of violence and military hostilities and protests in various regions of the world, including regions in which we operate such as the United States, Mexico, Hong Kong, the Middle East, Eastern Europe and Africa. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and may be called for additional active duty under emergency circumstances which may materially impair all or a portion of our business operations critical to our iTero operations. If any of these events or conditions to occur, the impact to us, our employees and customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence were to occur;
•general geopolitical instability and the responses to it, such as the possibility, threat of, imposition of, or changes in sanctions, trade restrictions and tariffs, particularly involving key customer, development or manufacturing markets such as China, Mexico, Russia, Eastern Europe or other countries;
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
•the impact of government-led initiatives to encourage the purchase or support of domestic vendors, which can affect the willingness of customers to purchase products from, or collaborate to promote interoperability of products with, companies whose headquarters or primary operations are not domestic;
•reduced intellectual property rights protections as compared to the protections afforded under the laws of the U.S.;
•longer payment cycles and greater difficulty in accounts receivable collection; and
•potential adverse tax consequences.

The potential impacts of the United Kingdom’s (“UK”) withdrawal from the European Union ("EU") is still unfolding and could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses are subject, including those involving data privacy and the regulation of medical devices. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services, people, data and information and significantly disrupt trade. Further, uncertainty around these and related issues could lead to adverse effects on the economies and political stability of the UK, EU and the other economies in which we operate.

Should any of these factors, either individually or in combination, occur they could materially impact our international operations and adversely affect our business as a whole.

Demand for our products may not increase as rapidly as we anticipate or may decrease due to a variety of factors, including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, pandemics, prevailing economic conditions, levels of employment, salaries and wage rates, debt obligations, discretionary income, consumer confidence and consumer perception of current and future economic conditions. A decrease in U.S. or certain international economies or an uncertain economic outlook, both of which have or are occurring as a result of the COVID-19 pandemic, would adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic case starts, reduced patient traffic in dentists’ offices, reduction in or shift away from consumer spending on elective, non-urgent, or higher value procedures or a reduction in the demand for dental services generally, any of which would materially adversely affect our sales and operating results. Conversely, the pandemic may have temporarily limited options for consumer discretionary spending and demand for our products may be harmed once travel and other restrictions are eased. Weakness in the global economy results in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. In addition, Invisalign treatment, which accounts for the vast majority of our net revenues, represents a significant change from traditional metal brackets and wires orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe the Invisalign treatment is appropriate for only a limited percentage of patients. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

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
•successfully identify, timely develop and market products and services to new and evolving target markets; and
•encourage customers to adopt new technologies and provide the needed support to make new product launches successful.

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
•the failure to accurately estimate the potential markets and market shares for exocad’s products, the nature and extent of competitive responses to the acquisition and the ability to achieve or exceed projected market growth rates;
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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems, personnel and suppliers. In order to manage current operations and future growth effectively, we will need to continue to implement and improve our operational, financial and management information systems, to hire, train, motivate, manage and retain employees, and ensure our suppliers remain diverse and capable enough to meet growing demand for the systems, raw materials, parts and components essential to the manufacture and delivery of our products. We may be unable to manage such growth effectively; balancing near-term efforts to meet existing demand while adding personnel, creating scalable and robust systems and operations, and automating processes needed for long term efficiencies. Any such failure could have a material adverse impact on our business, operations and prospects. We continue to establish additional order acquisition, treatment planning and manufacturing facilities closer to our international customers in order to provide doctors with better experiences, improve their confidence in using the Invisalign System and iTero intraoral scanners to treat more patients and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to obtain regulatory clearance and certifications for, move into, plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks related to establishing facilities, such as hiring and retaining employees and delays and cost overruns, any of which may be out of our control and may negatively impact our gross margin. In addition, these facilities may be located in higher cost regions compared to Mexico, China and Costa Rica, which may negatively impact our gross margin. If the transition into additional facilities is significantly delayed, if a facility is required to temporarily or permanently, partially or fully shut down, or demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

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
•the level of confidence of doctors in our products and changes in the rates at which they recommend or utilize our products for their patients;
•weakness in consumer spending and confidence or a slowdown in domestic or international economies;
•higher manufacturing, delivery and inventory costs;
•competition in general and competitive developments in our target markets;
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
•investments in research and development to develop new products and enhancements; and
•material impairments of goodwill and long-lived assets.

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

We are dependent on our marketing activities to deepen our market penetration and raise awareness of our brand and products, which may not prove successful or may become less effective or more costly to maintain in the long term.

Our marketing efforts and costs are significant and include national and regional campaigns involving television, print media, social media and, more recently, alliances with professional sports teams, social media influencers and other strategic partners. We attempt to structure our advertising campaigns to increase brand awareness, adoption and goodwill; however, there is no assurance our campaigns will achieve the returns on advertising spend desired, successfully increase brand or product awareness sufficiently to sustain or increase our growth goals, or generate the goodwill and positive reputational goals we intend. Moreover, should any of these entities or individuals do, say, publish or lend support to events or causes which may be perceived by all or any portion of society negatively, our sponsorships or support of these entities may be called into question, boycotts of our products announced, and our reputation may be harmed, any of which could have an adverse effect on our gross margin and business overall. In addition, various countries restrict direct to consumer advertising of our products and we could run afoul of restrictions and be ordered to stop certain marketing activities.

Additionally, we rely heavily on data generated from our campaigns to target specific audiences and evaluate their effectiveness, particularly data generated from Internet activities on mobile devices. To obtain this data, we are dependent on third parties and popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes in such systems that degrade, reduce or eliminate our ability to target or measure the results of ads or increase costs to target audiences could adversely affect the effectiveness of our campaigns. For example, Apple recently released iOS 14 that includes significant data privacy changes that may limit our ability to interpret, target and measure ads effectively.

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

Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and likely will be needed in the future to determine the validity and scope of certain of our IP rights and the IP rights claimed by third parties to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products. Any of these proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products. Moreover, independent actions by competitors, customers or others may be brought alleging that our efforts to assert or attempt to enforce our patent or other intellectual property rights constitute unfair competition or violations of antitrust laws in the United States and other jurisdictions. Any of these litigation results could adversely affect our results of operations and stock price.

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

As a supplier of medical devices and solutions, we and many of customers and suppliers are subject to extensive and frequently changing regulations under numerous federal, state, local and foreign laws. Our healthcare provider customers and distributors are also subject to a wide variety of laws and regulations that affect the nature and scope of their relationships with us. The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. For instance, regulations affecting the security and privacy of patient healthcare information held by healthcare providers and their business associates such as the U.S. Health Insurance Portability and Accountability Act (“HIPAA”) may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. Our critical vendors and service providers are similarly subject to various regulations. Our failure, or the failure of our suppliers or customers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including actions alleging false or misleading advertising, unfair or anti-competitive business practices or other violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. There can be no assurance that we will adequately address the business risks associated with the implementation and compliance with such laws or that we will be able to take advantage of any resulting business opportunities.

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

Our ability to sell our products and generate revenues primarily depends upon the success of our direct sales force within our Americas and International markets. We do not have any long-term employment contracts with our direct sales force and the loss of the services of key personnel or groups of employees may harm our business. In order to provide more comprehensive sales and service coverage and pursue growth opportunities, we continue to increase the size of our sales force domestically and internationally. Moreover, as we focus on market penetration, we have begun to segregate sales personnel to focus on specific markets such as orthodontists and GPs. It can take up to twelve months or more to train sales representatives to successfully market and sell our products and for them to establish strong customer relationships. If we are unable to expand our sales force, retain our key sales personnel or quickly replace them with individuals of equivalent technical expertise and qualifications, if we are unable to successfully instill technical expertise in new and existing sales representatives, if we fail to establish and maintain strong relationships with our customers, or if our efforts at specializing our selling techniques prove unsuccessful or not cost-effective, our net revenues and our ability to maintain market share could be materially harmed.

We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks that may be harmful to our sales and operations.

In addition to our direct sales force, we have and expect to continue to use distributors to import, market, sell, service and/or support our products. Our agreements with these distributors may be non-exclusive and terminable by either party with little notice. If any of these relationships are terminated and alternative distributors are not quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products in markets key to our growth and expansion could be adversely affected. These distributors may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these distributors and their employees and agents for compliance with laws and regulations, including competition, bribery and corruption, and medical device and services marketing and sales activities. A distributor may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance in such cases.

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

Under GAAP, we review our goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired and assessing these assumptions and predicting and forecasting future events can be difficult. Large acquisitions, such as our acquisition of exocad in 2020, require periodic fair value assessments of goodwill and purchased assets to determine if they have become impaired. Consequently, we may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or long-lived asset group is determined.

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
•changes in recommendations by the investment community or speculation in the press or investment community regarding estimates of our net revenues, operating results or other performance indicators;
•announcements by us or our competitors or new market entrants, including strategic actions, management changes, and material transactions or acquisitions;
•technical factors in the public trading markets for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock, fractional share trading, and other technical trading factors or strategies;
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

We have a history of recurring stock repurchase programs intended to return capital to our investors although they were suspended in 2020 primarily as a result of uncertainties regarding the pandemic. Any authorization or continuance of our share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will resume repurchases of our common stock, or continue repurchasing our common stock if we do resume, consistent with historical levels or at all, or that our stock repurchase programs will have a beneficial impact on our stock price.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock repurchases during the three months ended March 31, 2021. As of March 31, 2021, we have $100.0 million available for repurchase under the $600.0 million repurchase program authorized by our Board of Directors in May 2018. Subsequent to the first quarter, on April 30, 2021, we entered into an accelerated stock repurchase agreement (“2021 ASR”) to repurchase $100.0 million of our common stock. We paid $100.0 million on May 3, 2021 and received an initial delivery of approximately 0.1 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the 2021 ASR, less an agreed upon discount.

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

ALIGN TECHNOLOGY, INC.

May 5, 2021	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance