Form 10-Q
period 2021-06-30
ALIGN TECHNOLOGY INC
filed 2021-08-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(602) 742-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 30, 2021 was 79,011,543.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$1,010,808	$352,314	$1,905,579	$903,277
Cost of net revenues	252,270	127,986	469,943	284,593
Gross profit	758,538	224,328	1,435,636	618,684
Operating expenses:
Selling, general and administrative	431,921	256,967	829,036	539,873
Research and development	57,715	40,361	112,252	81,893
Total operating expenses	489,636	297,328	941,288	621,766
Income (loss) from operations	268,902	(73,000)	494,348	(3,082)
Interest income and other income (expense), net:
Interest income	383	473	2,026	2,459
Other income (expense), net	(483)	(966)	34,049	(19,515)
Total interest income and other income (expense), net	(100)	(493)	36,075	(17,056)
Net income (loss) before provision for (benefit from) income taxes	268,802	(73,493)	530,423	(20,138)
Provision for (benefit from) income taxes	69,088	(32,891)	130,333	(1,497,667)
Net income (loss)	$199,714	$(40,602)	$400,090	$1,477,529

Net income (loss) per share:
Basic	$2.53	$(0.52)	$5.06	$18.78
Diluted	$2.51	$(0.52)	$5.02	$18.70
Shares used in computing net income (loss) per share:
Basic	79,008	78,769	79,004	78,681
Diluted	79,638	78,769	79,737	79,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$199,714	$(40,602)	$400,090	$1,477,529
Change in foreign currency translation adjustment, net of tax	586	9,294	(13,865)	9,983
Change in unrealized gains (losses) on investments, net of tax	—	—	(20)	(194)
Other comprehensive income (loss)	586	9,294	(13,885)	9,789
Comprehensive income (loss)	$200,300	$(31,308)	$386,205	$1,487,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,086,357	$960,843
Accounts receivable, net of allowance for doubtful accounts of $9,427 and $10,239, respectively	808,079	657,704
Inventories	178,751	139,237
Prepaid expenses and other current assets	158,638	91,754
Total current assets	2,231,825	1,849,538
Property, plant and equipment, net	960,852	734,721
Operating lease right-of-use assets, net	93,425	82,553
Goodwill	432,179	444,817
Intangible assets, net	117,721	130,072
Deferred tax assets	1,512,285	1,552,831
Other assets	47,281	35,151
Total assets	$5,395,568	$4,829,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,079	$142,132
Accrued liabilities	495,572	405,582
Deferred revenues	975,930	777,887
Total current liabilities	1,696,581	1,325,601
Income tax payable	113,306	105,748
Operating lease liabilities	74,184	64,445
Other long-term liabilities	127,087	100,024
Total liabilities	2,011,158	1,595,818
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,948 and 78,860 issued and outstanding, respectively)	8	8
Additional paid-in capital	895,831	974,556
Accumulated other comprehensive income (loss), net	29,616	43,501
Retained earnings	2,458,955	2,215,800
Total stockholders’ equity	3,384,410	3,233,865
Total liabilities and stockholders’ equity	$5,395,568	$4,829,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2021	Shares	Amount
Balance as of March 31, 2021	79,136	$8	$948,362	$29,030	$2,416,176	$3,393,576
Net income	—	—	—	—	199,714	199,714
Net change in foreign currency translation adjustment	—	—	—	586	—	586
Issuance of common stock relating to employee equity compensation plans	89	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(38,321)	—	—	(38,321)
Common stock repurchased and retired	(277)	—	(3,065)	—	(156,935)	(160,000)
Equity forward contract related to accelerated stock repurchase	—	—	(40,000)	—	—	(40,000)
Stock-based compensation	—	—	28,855	—	—	28,855
Balance as of June 30, 2021	78,948	$8	$895,831	$29,616	$2,458,955	$3,384,410

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2021	Shares	Amount
Balance as of December 31, 2020	78,860	$8	$974,556	$43,501	$2,215,800	$3,233,865
Net income	—	—	—	—	400,090	400,090
Net change in unrealized gains (losses) from investments	—	—	—	(20)	—	(20)
Net change in foreign currency translation adjustment	—	—	—	(13,865)	—	(13,865)
Issuance of common stock relating to employee equity compensation plans	365	—	13,133	—	—	13,133
Tax withholdings related to net share settlements of equity awards	—	—	(104,889)	—	—	(104,889)
Common stock repurchased and retired	(277)	—	(3,065)	—	(156,935)	(160,000)
Equity forward contract related to accelerated stock repurchase	—	—	(40,000)	—	—	(40,000)
Stock-based compensation	—	—	56,096	—	—	56,096
Balance as of June 30, 2021	78,948	$8	$895,831	$29,616	$2,458,955	$3,384,410

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

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,090	$1,477,529
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	39,961	(1,504,251)
Depreciation and amortization	51,527	44,283
Stock-based compensation	56,096	47,934
Non-cash operating lease cost	12,413	11,148
Allowance for doubtful accounts provisions	829	12,578
Arbitration award gain	(43,403)	—
Impairments on equity investments	—	3,787
Other non-cash operating activities	12,345	11,542
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(164,822)	64,645
Inventories	(49,070)	(21,398)
Prepaid expenses and other assets	(70,132)	(31,058)
Accounts payable	(5,736)	11,918
Accrued and other long-term liabilities	65,650	(106,572)
Long-term income tax payable	7,535	6,707
Deferred revenues	231,408	40,892
Net cash provided by operating activities	544,691	69,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(420,788)
Purchase of property, plant and equipment	(167,668)	(80,502)
Purchase of marketable securities	—	(5,341)
Proceeds from maturities of marketable securities	—	42,641
Proceeds from sales of marketable securities	—	278,817
Repayment on unsecured promissory note	4,594	11,087
Proceeds from arbitration award	43,403	—
Other investing activities	(4,249)	1,760
Net cash used in investing activities	(123,920)	(172,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,133	10,662
Common stock repurchases	(160,000)	—
Payments for equity forward contracts related to accelerated stock repurchase agreements	(40,000)	—
Payroll taxes paid upon the vesting of equity awards	(104,889)	(47,038)
Net cash used in financing activities	(291,756)	(36,376)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,511)	(7,172)
Net increase (decrease) in cash, cash equivalents, and restricted cash	125,504	(146,190)
Cash, cash equivalents, and restricted cash at beginning of the period	961,474	551,134
Cash, cash equivalents, and restricted cash at end of the period	$1,086,978	$404,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and six months ended June 30, 2021 and 2020, our comprehensive income for the three and six months ended June 30, 2021 and 2020, our financial position as of June 30, 2021, our stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the December 31, 2020 audited financial statements. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes,” to enhance and simplify various aspects of the income tax accounting guidance. The amendment removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Adoption of this standard in the first quarter of fiscal year 2021 did not have a material impact on our consolidated financial statements or related disclosures.

(ii) Recent Accounting Updates Not Yet Effective

We continue to monitor new accounting pronouncements issued by the FASB and do not believe any of the recently issued accounting pronouncements will have an impact on our consolidated financial statements or related disclosures.

Note 2. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the GAAP fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value:

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

The following tables summarize our financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

Description	Balance as of June 30, 2021	Level 1	Level 2
Cash equivalents:
Money market funds	$531,207	$531,207	$—
Prepaid expenses and other current assets:
Israeli funds	3,999	—	3,999
	$535,206	$531,207	$3,999

Description	Balance as of December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$519,228	$519,228	$—	$—
Prepaid expenses and other current assets:
Israeli funds	3,500	—	3,500	—
Current unsecured promissory note [1]	5,408	—	—	5,408
	$528,136	$519,228	$3,500	$5,408

1 The unsecured promissory note was paid in full by SmileDirectClub, LLC (“SDC”) during the six months ended June 30, 2021. Besides the repayment on the note, on March 12, 2021, the Arbitrator ruled in favor of us on the SDC dispute and issued an award of $43.4 million along with interest. The gain of $43.4 million is recognized as a part of our other income (expense), net in our Condensed Consolidated Statement of Operation during the six months ended June 30, 2021. Refer to Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements included for more information on the arbitration.

Derivatives Not Designated as Hedging Instruments

Recurring foreign currency forward contracts

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended June 30, 2021 and 2020, we recognized net losses of $13.0 million and $3.0 million, respectively, and during the six months ended June 30, 2021 and 2020, we recognized a net loss of $0.6 million and a net gain of $12.7 million, respectively. As of June 30, 2021 and December 31, 2020, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€202,350	$240,334
Chinese Yuan	¥1,170,000	180,638
Canadian Dollar	C$96,300	77,707
British Pound	£45,810	63,331
Japanese Yen	¥5,245,758	47,408
Brazilian Real	R$224,600	44,673
Polish Zloty	PLN161,000	42,280
Israeli Shekel	ILS54,600	16,759
Mexican Peso	M$307,740	15,481
Australian Dollar	A$7,700	5,775
		$734,386

	December 31, 2020
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€126,300	$155,125
Chinese Yuan	¥936,000	143,393
Canadian Dollar	C$65,000	50,791
British Pound	£32,300	43,879
Japanese Yen	¥4,249,000	41,222
Brazilian Real	R$142,000	27,264
Israeli Shekel	ILS74,000	23,094
Mexican Peso	M$140,000	7,002
Australian Dollar	A$5,800	4,447
Swiss Franc	CHF3,700	4,191
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

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$90,018	$76,404
Work in process	37,505	31,393
Finished goods	51,228	31,440
Total inventories	$178,751	$139,237

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and benefits	$212,886	$170,106
Accrued sales and marketing expenses	67,820	34,488
Accrued expenses	52,608	42,536
Accrued property, plant and equipment	33,756	27,692
Accrued professional fees	28,844	20,617
Current operating lease liabilities	22,547	21,735
Other accrued liabilities	77,111	88,408
Total accrued liabilities	$495,572	$405,582

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$12,615	$11,205
Charged to cost of net revenues	8,936	5,820
Actual warranty expenditures	(7,105)	(5,396)
Balance at end of period	$14,446	$11,629

Deferred revenues consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred revenues - current	$975,930	$777,887
Deferred revenues - long-term [1]	$91,379	$62,551

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended June 30, 2021 and 2020, we recognized $1.0 billion and $352.3 million of net revenues, respectively, of which $134.4 million and $72.4 million was included in the deferred revenues balance at December 31, 2020 and 2019, respectively.

During the six months ended June 30, 2021 and 2020, we recognized $1.9 billion and $903.3 million of net revenues, respectively, of which $260.2 million and $167.9 million was included in the deferred revenues balance at December 31, 2020 and 2019, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of June 30, 2021 were $1.1 billion. These performance obligations are expected to be recognized over the next one to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2021, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2020	$112,691	$332,126	$444,817
Foreign currency translation adjustments	(1,679)	(10,959)	(12,638)
Balance as of June 30, 2021	$111,012	$321,167	$432,179

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2021	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2021
Existing technology	10	$99,400	$(17,351)	$(4,328)	$77,721
Customer relationships	11	55,000	(23,885)	(10,751)	20,364
Trademarks and tradenames	10	16,600	(3,702)	(4,179)	8,719
Patents and other	8	6,610	(4,192)	—	2,418
		$177,610	$(49,130)	$(19,258)	109,222
Foreign currency translation					8,499
Total intangible assets					$117,721

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2020	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2020
Existing technology	10	$99,400	$(12,719)	$(4,328)	$82,353
Customer relationships	11	55,000	(21,879)	(10,751)	22,370
Trademarks and tradenames	10	16,600	(2,934)	(4,179)	9,487
Patents and other	8	6,610	(3,785)	—	2,825
		177,610	(41,317)	(19,258)	117,035
Foreign currency translation					13,037
Total intangible assets					$130,072

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2021 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2021	$7,809
2022	14,366
2023	13,745
2024	12,805
2025	12,428
Thereafter	48,069
Total	$109,222

Amortization expense for the three months ended June 30, 2021 and 2020 was $3.9 million and $4.1 million, respectively, and amortization expense for the six months ended June 30, 2021 and 2020 was $7.8 million and $5.4 million, respectively.

Note 5. Credit Facility

On July 21, 2020 we entered into a credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 (“2020 Credit Facility”), replacing our previous credit facility which provided for a $200.0 million revolving line of credit with a $50.0 million letter of credit. The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. The 2020 Credit Facility allows for an alternative rate to be identified if LIBOR is no longer available. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of June 30, 2021, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements.

Note 6. Legal Proceedings

2018 Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock. The complaint generally alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock. On November 29, 2019, the lead plaintiff filed an amended consolidated complaint against Align and two of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock from May 23, 2018 and October 24, 2018. On September 9, 2020, Defendants’ motion to dismiss the amended consolidated complaint was granted in part and denied in part. On June 30, 2021, counsel for the parties signed a Stipulation and Agreement of Settlement to resolve all claims for $16 million. The settlement amount will be funded by insurance proceeds and consequently, we recorded a short term liability and a receivable for this amount in our condensed consolidated financial statements. Lead Plaintiff filed a motion seeking preliminary approval of the settlement on July 15, 2021. A hearing on that motion is currently scheduled for December 9, 2021. The settlement is subject to notice to class members and approval by the Court.

2019 Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California which were later consolidated, purportedly on behalf of Align, naming as defendants the then current members of our Board of Directors along with certain of our executive officers. The allegations in the complaints are similar to those asserted in the 2018 Securities Class Action Lawsuit, but the complaints assert various state law causes of action, including for breaches of fiduciary duty, insider trading, and unjust enrichment. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. The consolidated action has been stayed pending final disposition of the 2018 Securities Class Action Lawsuit.

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

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. On March 29, 2021, defendants’ motion to dismiss the amended complaint was granted with leave for the lead plaintiff to file a further amended complaint. On April 22, 2021, lead plaintiff filed a notice stating it would not file a further amended complaint. On April 23, 2021, the Court dismissed the action with prejudice and judgment was entered. Lead plaintiff filed a notice of appeal on April 28, 2021. Lead plaintiff’s opening brief is currently due September 1, 2021. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Shareholder Derivative Lawsuit

On May 4, 2020, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those presented in the 2020 Securities Class Action Lawsuit, but this complaint asserts state law claims for breach of fiduciary duty and insider trading. The complaint seeks unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. This action is stayed pending resolution of the appeal in the 2020 Securities Class Action Lawsuit. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

3Shape Litigation

On November 14, 2017, Align filed several patent infringement lawsuits asserting patents against 3Shape, a Danish corporation, and a related U.S. corporate entity, asserting that 3Shape’s Trios intraoral scanning system and Dental System software infringe Align patents.

These lawsuits were filed in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Three of the cases are active and 3Shape filed counterclaims for breach of contract and business torts. Align’s motions to dismiss these 3Shape counterclaims were granted.

In 2018, 3Shape filed two separate complaints in the U.S. District Court for the District of Delaware alleging patent infringement by Align’s iTero Element scanner of 3Shape patents. On August 19, 2019, the Court consolidated the two actions, and on August 30, 2019, 3Shape filed an amended complaint.

On December 11, 2018, Align filed an additional complaint in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system, Lab Scanners and Dental and Ortho System Software. 3Shape filed business tort counterclaims. The Court granted Align’s motion to dismiss 3Shape’s business tort counterclaims. The case is currently stayed.

On October 19, 2020, Align filed a complaint in the U.S. District Court for the Western District of Texas alleging patent infringement by 3Shape’s intraoral scanners and associated software products. In response, 3Shape filed a motion to dismiss as well as business tort and patent infringement counterclaims. 3Shape’s motion to dismiss was denied. Align has moved to dismiss the business tort counterclaims.

Each of 3Shape and Align’s District Court patent infringement complaints and all of 3Shape’s business tort counterclaims seek monetary damages and/or injunctive relief. One of Align’s Delaware District Court cases against 3Shape is scheduled for a jury trial beginning on May 31, 2022. The case pending in the Western District of Texas has been given an estimated trial date of October 3, 2022. No trial dates have been set in the remaining cases.

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

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On September 9, 2020, Align moved to dismiss Plaintiffs’ amended complaint. On April 8, 2021, the Judge denied Align’s motion to dismiss. A jury trial is scheduled to begin November 20, 2023. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims. Align has not yet responded to the amended complaint. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

SDC Dispute

In April 2018, SDC Financial LLC, SmileDirectClub LLC, and the Members of SDC Financial LLC other than the Company (collectively, the “SDC Entities”) initiated confidential arbitration proceedings against Align. In an award dated March 4, 2019, (“Award”) an arbitrator found that Align breached a restrictive covenant and that Align misused the SDC Entities’ confidential information and violated fiduciary duties to SDC Financial LLC. As part of the Award, Align was enjoined from opening new Invisalign stores or providing certain services in physical retail establishments in connection with the marketing and sale of clear aligners in the U.S., and enjoined from using the SDC Entities’ confidential information. The arbitrator extended the expiration date of specified aspects of the restrictive covenant to August 18, 2022. The arbitrator also ordered Align to tender its SDC Financial LLC membership interests to the SDC Entities for a purchase price equal to the “capital account” balance as of October 31, 2017, to be determined in accordance with the applicable provisions of the SDC Operating Agreements. No financial damages were awarded to the SDC Entities. The Circuit Court for Cook County, Illinois confirmed the Award on April 29, 2019.

As required by the Award, Align tendered its membership interests for a purchase price that SDC claimed to be Align’s “capital account” balance. Align disputed that the SDC Entities properly determined the value of Align’s “capital account” balance as of October 31, 2017. Consequently, on July 3, 2019, Align filed a confidential demand for arbitration challenging the propriety of the SDC Entities’ determination. On March 12, 2021 the Arbitrator issued a final award in favor of Align and against SDC finding that the SDC entities owed Align an additional $43.4 million plus interest. SDC paid the amount due to Align on March 17, 2021.

On August 27, 2020, Align initiated a confidential arbitration proceeding against the SDC entities before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint alleges that the SDC Entities breached the Supply Agreement’s terms, causing damages to Align in an amount to be determined. On January 19, 2021, SDC filed a counterclaim alleging that Align breached the Supply Agreement. Align denies the SDC Entities’ allegations in the counterclaim and will vigorously defend itself against them.

Align is currently unable to predict the outcome of these disputes and therefore cannot determine the likelihood of loss or success nor estimate a range of possible loss or success, if any.

In addition to the above, in the ordinary course of Align’s operations, Align is involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and Align’s view of these matters may change in the future as litigation and events related thereto unfold; Align currently does not believe that these matters, individually or in the aggregate, will materially affect Align’s financial position, results of operations or cash flows.

Note 7. Commitments and Contingencies

Other Commitments

In 2018, we entered into a purchase agreement, as amended, with an existing single source supplier which requires us to purchase aligner material for a minimum amount of approximately $425.9 million over a five year period through 2022. On June 24, 2021, we amended the agreement which requires an additional minimum aligner material purchase of approximately $348.0 million from 2023 through 2026.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2021, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of June 30, 2021, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 4,227,993 shares are available for issuance.

Summary of Stock-Based Compensation Expense

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to our stock-based awards and employee stock purchase plans for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of net revenues	$1,418	$891	$2,724	$2,238
Selling, general and administrative	23,058	20,203	44,902	38,333
Research and development	4,379	3,913	8,470	7,363
Total stock-based compensation	$28,855	$25,007	$56,096	$47,934

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years.

A summary for the six months ended June 30, 2021 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2020	632	$243.55
Granted	158	597.20
Vested and released	(241)	214.71
Forfeited	(24)	333.07
Unvested as of June 30, 2021	525	$358.92	1.6	$320,663

As of June 30, 2021, we expect to recognize $147.5 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.5 years.

Market-performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to our executive officers. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of a stock market index over the vesting period. MSUs vest over a period of three years and the maximum number eligible to vest in the future is 250% of the MSUs initially granted.

A summary for the six months ended June 30, 2021 is as follows:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2020	227	$430.50
Granted	177	658.02
Vested and released	(230)	513.73
Unvested as of June 30, 2021	174	$551.57	1.5	$106,374

As of June 30, 2021, we expect to recognize $52.2 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.5 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. In May 2021, the 2010 Purchase Plan was amended and restated to increase the maximum number of shares available for purchase to 4,400,000 shares. As of June 30, 2021, we have 2,253,444 shares available for future issuance.

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

As of June 30, 2021, there was $2.2 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.2 year.

Note 9. Common Stock Repurchase Programs

In May 2018, our Board of Directors authorized a plan to repurchase up to $600.0 million of our common stock (“May 2018 Repurchase Program”). As of June 30, 2021, the authorization under the May 2018 Repurchase Program had been fully utilized and the May 2018 Repurchase Program was completed.

In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”). As of June 30, 2021, we have $900.0 million available for repurchase under the May 2021 Repurchase Program.

Accelerated Stock Repurchase Agreements ("ASRs")

During the three months ended June 30, 2021, we entered into the following ASRs:

			Initial Share Delivery
Effective Date	Repurchase Program	Amount Paid (in millions)	Initial Shares Delivered	Price Per Share	Value Of Shares As A Percent Of Contract Value
April 30, 2021	May 2018 Repurchase Program	$100.0	134,334	$595.53	80%
May 17, 2021	May 2021 Repurchase Program	$100.0	142,980	$559.52	80%

Under the terms of the ASRs, the financial institution may be required to deliver additional shares of common stock to Align at final settlement or, under certain circumstances, we may be required at our election, to either deliver shares or make a cash payment to the financial institution. The ASRs limit the number of shares that Align would be required to deliver. As of June 30, 2021, we recorded the remaining $40.0 million contract value from the ASRs as equity forward contracts indexed to our own common stock which was included in additional paid-in capital in stockholders' equity in our Condensed Consolidated Balance Sheet. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASRs, less an agreed upon discount.

Subsequent to the second quarter, on July 30, 2021, we entered into an ASR to repurchase $75.0 million of our common stock. We paid $75.0 million on August 2, 2021 and received an initial delivery of approximately 0.1 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $69.1 million for the three months ended June 30, 2021 and our benefit from income taxes was $32.9 million for the three months ended June 30, 2020, representing effective tax rates of 25.7% and 44.8%, respectively. Our provision for income taxes was $130.3 million for the six months ended June 30, 2021 and our benefit from income taxes was $1,497.7 million for the six months ended June 30, 2020, representing effective tax rates of 24.6% and 7,437.0%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2021 primarily due to state income taxes, non-deductible expenses in the U.S. and foreign income taxed at different rates, partially offset by the recognition of excess tax benefits related to stock-based compensation. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended June 30, 2020 primarily due to foreign income taxed at different rates. Our effective tax rate differs from the statutory federal income tax rate of 21% for the six months ended June 30, 2020 mainly as a result of the recognition of a deferred tax asset and related one-time tax benefit associated with the intra-entity transfer of certain intellectual property rights completed last year and the recognition of excess tax benefits related to stock-based compensation, partially offset by foreign income taxed at different rates.

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

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. We are no longer subject to U.S. federal tax examination for years before 2017 and U.S. state tax examination for years before 2016. Our subsidiary in Israel is under audit by the local tax authorities for years 2015 through 2018. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2014.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $53.2 million and $46.3 million as of June 30, 2021 and December 31, 2020, respectively, a material amount of which would impact our effective tax rate if recognized. Total interest and penalties accrued as of June 30, 2021 was not material. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Our total deferred tax liabilities were $34.0 million and $35.7 million as of June 30, 2021 and December 31, 2020, respectively, which primarily related to the intangible assets from our exocad acquisition.

Note 11. Net Income (Loss) per Share

 The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$199,714	$(40,602)	$400,090	$1,477,529
Denominator:
Weighted average common shares outstanding, basic	79,008	78,769	79,004	78,681
Dilutive effect of potential common stock	630	—	733	335
Total shares, diluted	79,638	78,769	79,737	79,016

Net income (loss) per share, basic	$2.53	$(0.52)	$5.06	$18.78
Net income (loss) per share, diluted	$2.51	$(0.52)	$5.02	$18.70

Anti-dilutive potential common shares [1]	49	733	38	231

1 Represents RSUs, MSUs and ESPP not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$133,530	$13,199
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,030	$12,817
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,338	$25,545

Note 13. Segments and Geographical Information

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

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues
Clear Aligner	$840,959	$298,341	$1,594,228	$779,952
Systems and Services	169,849	53,973	311,351	123,325
Total net revenues	$1,010,808	$352,314	$1,905,579	$903,277
Gross profit
Clear Aligner	$646,665	$192,366	$1,231,199	$543,858
Systems and Services	111,873	31,962	204,437	74,826
Total gross profit	$758,538	$224,328	$1,435,636	$618,684
Income (loss) from operations
Clear Aligner	$347,626	$38,916	$675,091	$205,304
Systems and Services	64,675	2,893	111,903	17,282
Unallocated corporate expenses	(143,399)	(114,809)	(292,646)	(225,668)
Total income (loss) from operations	$268,902	$(73,000)	$494,348	$(3,082)
Stock-based compensation
Clear Aligner	$2,632	$2,096	$4,926	$4,625
Systems and Services	174	153	345	231
Unallocated corporate expenses	26,049	22,758	50,825	43,078
Total stock-based compensation	$28,855	$25,007	$56,096	$47,934
Depreciation and amortization
Clear Aligner	$12,170	$9,697	$23,290	$19,818
Systems and Services	4,622	5,005	9,167	6,790
Unallocated corporate expenses	9,100	8,843	19,070	17,675
Total depreciation and amortization	$25,892	$23,545	$51,527	$44,283

The following table reconciles total segment income from operations in the table above to net income (loss) before provision for (benefit from) income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segment income from operations	$412,301	$41,809	$786,994	$222,586
Unallocated corporate expenses	(143,399)	(114,809)	(292,646)	(225,668)
Total income (loss) from operations	268,902	(73,000)	494,348	(3,082)
Interest income	383	473	2,026	2,459
Other income (expense), net	(483)	(966)	34,049	(19,515)
Net income (loss) before provision for (benefit from) income taxes	$268,802	$(73,493)	$530,423	$(20,138)

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues [1]:
U.S.	$434,398	$140,859	$817,400	$412,564
Switzerland	366,334	105,495	681,784	292,771
China	66,440	46,377	127,652	66,102
Other International	143,636	59,583	278,743	131,840
Total net revenues	$1,010,808	$352,314	$1,905,579	$903,277

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	June 30, 2021	December 31, 2020
Long-lived assets [1]:
Switzerland	$416,871	$257,337
U.S.	193,814	180,539
China	126,033	113,918
Costa Rica	95,860	97,804
Other International	221,699	167,676
Total long-lived assets	$1,054,277	$817,274

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectation regarding customer and consumer purchasing behavior, including expectations related to consumer demand for digital solutions, our expectations for future investments in and benefits from consumer demand sales and marketing activities, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global economy, the businesses of our customers and us, including our preparedness to react to changing circumstances and demand, results of operations and financial condition, our expectations for our expenses and capital obligations and expenditures in particular, the actions we will take to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition, and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgments we make related to our tax obligations, the level of our operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview of Results

COVID-19 Update

Since the first quarter of fiscal year 2020, our sales and results of operations have been impacted first by the preventative measures implemented to slow the spread of COVID-19, including the complete closure or significantly reduced operations of dental practices and, more recently, the inconsistent pace and scale of recovery in various markets. In 2021, the pandemic continues to cause general business and societal disruptions and uncertainties worldwide, with variants of the COVID-19 virus appearing to drive regional increases in infections that has led to localized preventative measures of varying degrees to curtail further spread of the virus. Notwithstanding these setbacks, in general the scale and time during which these additional measures are implemented are less impactful on our customers and their patients than the most drastic measures imposed in 2020. For instance, globally both public and private dental practices largely remain open, although many continue to operate at less than pre-pandemic capacities.

Conversely, as a result of the restrictive measures imposed to contain the spread of the virus, the demand for digital solutions has increased as society and businesses have adapted to practices such as social distancing and remote working. Our efforts to promote the digital transformation of dental practices with our clear aligners, intraoral scanners, clinical treatment planning and other offerings has allowed us to quickly respond to increased demand in the dental field. We expect the number of customers that realize the efficiencies and benefits of our digital solutions for their practices and patients to continue to grow even as the pandemic-related restrictions continue to ease generally.

To address the increasing demand for digital solutions, we intend to continue targeting our investment plans in sales, marketing and innovation as well as our capital expenditures, particularly as we expand our manufacturing operations in locations such as Europe, in order to meet the anticipated demand for our solutions.

Nevertheless, the continuing evolution of the pandemic, including the setbacks occurring as a result of new virus strains and the continuing business restrictions and lockdowns, the positive impacts of vaccinations, the uncertainties regarding consumer spending as demand for entertainment, dining, and travel returns and remote working diminishes, remains highly fluid and unpredictable. Consequently, the COVID-19 pandemic has caused, and is expected to continue causing for an unknown period of time, disruptions to many of the norms we have historically experienced in the cadence of our quarterly results of operations. As such, our recent operating results and levels of growth may not be indicative of our future performance. Ultimately, however, we believe the digital transition to dentistry that began before the pandemic will continue to be positive for our business, results of operations, cash flows, and financial condition and we intend to adjust spending to coincide with the pace of recovery and changes in demand.

Further discussion of the impact of the COVID-19 pandemic on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key financial and operating metrics

Our business strategic priorities remain focused on four principal pillars of growth: (i) international expansion; (ii) general practitioners (“GP”) adoption; (iii) patient demand & conversion; and (iv) orthodontic utilization. We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended June 30, 2021, we achieved the following, taking into consideration that percentage changes from prior year financial results are unusual due to the significant impact of COVID-19 and do not necessarily reflect our future growth rates:

•Revenues of $1.0 billion, an increase of 186.9% year-over-year;
•Clear Aligner revenues of $841.0 million, an increase of 181.9% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $169.8 million, an increase of 214.7% year-over-year;
•International Invisalign Revenues of $389.7 million, an increase of 151.0% year-over-year;
•Clear Aligner volume increased 200.0% year-over-year and Clear Aligner volume for teenage patients increased 156.3% year-over-year;
•Income from operations $268.9 million and operating margin 26.6%;
•Effective tax rate was 25.7%;
•Net income of $199.7 million with diluted net income per share of $2.51;
•Cash and cash equivalents were $1.1 billion as of June 30, 2021;
•Operating cash flow was $317.5 million;
•Capital expenditures were $124.2 million and predominantly relate to increases to our manufacturing capacity and facilities; and
•Number of employees was 20,395 as of June 30, 2021, an increase of 31.5% year-over-year

Other Statistical Data and Trends

•Digital Scanner Case Submissions. For the second quarter of 2021, total Invisalign cases submitted with a digital scanner in the Americas increased to 86.6%, up from 85.7% in the second quarter of 2020 and international scans increased to 76.2%, up from 72.0% in the second quarter of 2020. For the second quarter of 2021, 95.8% of Invisalign cases submitted by North American orthodontists were submitted digitally. Our quarterly utilization rates for the last five quarters are as follows:

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
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

•Total utilization rate in the second quarter of 2021 increased to 8.0 cases per doctor compared to 4.6 cases per doctor in the second quarter of 2020.

▪North America: Utilization rate among our North American orthodontist customers increased to 29.4 cases per doctor in the second quarter of 2021 compared to 11.0 cases per doctor in the second quarter of 2020 and the utilization rate among our North American GP customers increased to 5.3 cases per doctor in the second quarter of 2021 compared to 2.5 cases per doctor in the second quarter of 2020.

▪International: International doctor utilization rate was 7.1 cases per doctor in the second quarter of 2021 compared to 4.7 cases in the second quarter of 2020.

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

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and six months ended June 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2021	2020	Change		2021	2020	Change
Clear Aligner net revenues:
Americas	$400.5	$123.3	$277.2	224.9%	$757.9	$378.9	$379.1	100.1%
International	389.7	155.2	234.5	151.0%	743.0	351.1	391.9	111.6%
Non-case	50.8	19.8	31.0	156.1%	93.3	50.0	43.3	86.5%
Total Clear Aligner net revenues	$841.0	$298.3	$542.6	181.9%	$1,594.2	$780.0	$814.3	104.4%
Systems and Services net revenues	169.8	54.0	115.9	214.7%	311.4	123.3	188.0	152.5%
Total net revenues	$1,010.8	$352.3	$658.5	186.9%	$1,905.6	$903.3	$1,002.3	111.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Total case volume	665.6	221.9	443.7	200.0%	1,261.4	581.3	680.1	117.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2021, total net revenues increased by $658.5 million and $1.0 billion, respectively, as compared to the same periods in 2020 primarily as a result of increases in Clear Aligner volume of 200.0% and 117.0%, respectively, and an increase in the number of scanners recognized across all regions.

Clear Aligner - Americas

For the three months ended June 30, 2021, Americas net revenues increased by $277.2 million as compared to the same period in 2020 primarily due to a 260.7% increase in Clear Aligner volume which resulted in higher net revenues of $321.4 million, partially offset by lower Clear Aligner ASP that decreased net revenues by $44.2 million. Lower ASP was mostly due to higher net deferrals which decreased net revenues by $33.8 million and higher promotional discounts which decreased net revenues by $13.1 million.

For the six months ended June 30, 2021, Americas net revenues increased by $379.1 million as compared to the same period in 2020 primarily due to a 120.3% increase in Clear Aligner volume which resulted in higher net revenues of $455.7 million, partially offset by lower Clear Aligner ASP that decreased net revenues by $76.6 million. Lower ASP was mostly due to higher net deferrals which decreased revenues by $46.3 million and higher promotional discounts which decreased net revenues by $34.8 million.

Clear Aligner - International

For the three months ended June 30, 2021, International net revenues increased by $234.5 million as compared to the same period in 2020 primarily due to a 149.2% increase in Clear Aligner volume which resulted in higher net revenues of $231.7 million.

For the six months ended June 30, 2021, International net revenues increased by $391.9 million as compared to the same period in 2020 primarily due to a 113.1% increase in Clear Aligner volume which resulted in higher net revenues of $397.1 million, partially offset by lower Clear Aligner ASP. Lower ASP was the result of higher net revenue deferrals partially offset by favorable foreign exchange rates.

Clear Aligner - Non-Case

For the three and six months ended June 30, 2021, non-case net revenues increased by $31.0 million and $43.3 million as compared to the same periods in 2020 due to increased Vivera volume across all regions.

Systems and Services

For the three months ended June 30, 2021, Systems and Services net revenues increased by $115.9 million as compared to the same period in 2020 due to a higher number of scanners recognized which increased net revenues by $63.8 million. Higher scanner ASP increased net revenues by $21.6 million mostly due to favorable product mix shift towards higher priced scanners. Additionally, net revenues increased by $30.5 million primarily as a result of higher iTero service revenues mostly due to a larger scanner install base.

For the six months ended June 30, 2021, Systems and Services net revenues increased by $188.0 million as compared to the same period in 2020 due to a higher number of scanners recognized which increased net revenues by $113.2 million. Additionally, net revenues increased by $54.0 million as a result of higher iTero service revenues mostly due to a larger scanner install base and additional exocad CAD/CAM revenues.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Clear Aligner
Cost of net revenues	$194.3	$106.0	$88.3	$363.0	$236.1	$126.9
% of net segment revenues	23.1%	35.5%		22.8%	30.3%
Gross profit	$646.7	$192.4	$454.3	$1,231.2	$543.9	$687.3
Gross margin %	76.9%	64.5%		77.2%	69.7%
Systems and Services
Cost of net revenues	$58.0	$22.0	$36.0	$106.9	$48.5	$58.4
% of net segment revenues	34.1%	40.8%		34.3%	39.3%
Gross profit	$111.9	$32.0	$79.9	$204.4	$74.8	$129.6
Gross margin %	65.9%	59.2%		65.7%	60.7%
Total cost of net revenues	$252.3	$128.0	$124.3	$469.9	$284.6	$185.4
% of net revenues	25.0%	36.3%		24.7%	31.5%
Gross profit	$758.5	$224.3	$534.2	$1,435.6	$618.7	$817.0
Gross margin %	75.0%	63.7%		75.3%	68.5%

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

Clear Aligner

For the three and six months ended June 30, 2021, our gross margin percentage increased as compared to the same periods in 2020 primarily due to manufacturing efficiencies driven by higher production volumes, which was partially offset by lower ASP.

Systems and Services

For the three months ended June 30, 2021, our gross margin percentage increased as compared to the same period in 2020 as a result of higher ASP from a product mix shift, an increase in iTero service revenues and manufacturing efficiencies driven by higher production volumes which was partially offset by higher freight costs.

For the six months ended June 30, 2021, our gross margin percentage increased as compared to the same period in 2020 primarily driven by higher ASP from a product mix shift and manufacturing efficiencies driven by higher production volumes.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$431.9	$257.0	$175.0	$829.0	$539.9	$289.2
% of net revenues	42.7%	72.9%		43.5%	59.8%

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

For the three months ended June 30, 2021, selling, general and administrative expense increased compared to the same period in 2020 primarily due to higher compensation related costs of $86.9 million mainly from higher salaries, fringe benefits, commissions, incentive bonuses and stock-based compensation. Higher salaries were driven by an increase in headcount as we continue to invest in sales and marketing to penetrate into new markets. Additionally, we also incurred higher advertising and marketing costs of $64.2 million during the three months ended June 30, 2021.

For the six months ended June 30, 2021, selling, general and administrative expense increased compared to the same period in 2020 primarily due to higher compensation related costs of $150.2 million mainly from higher salaries, fringe benefits, commissions, incentive bonuses and stock-based compensation driven by an increase in headcount. We also incurred higher advertising and marketing costs of $93.8 million during the six months ended June 30, 2021.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Research and development	$57.7	$40.4	$17.4	$112.3	$81.9	$30.4
% of net revenues	5.7%	11.5%		5.9%	9.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Research and development expense generally includes personnel-related costs including payroll and stock-based compensation, outside service costs associated with the research and development of new products and enhancements to existing products, software, equipment, material and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and IT.

For the three and six months ended June 30, 2021, research and development expense increased compared to the same periods in 2020 primarily due to higher compensation costs including higher salaries, fringe benefits, and incentive bonuses mainly from an increased headcount as we continue to focus our investments in innovation and research.

Income (loss) from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Clear Aligner
Income from operations	$347.6	$38.9	$308.7	$675.1	$205.3	$469.8
Operating margin %	41.3%	13.0%		42.3%	26.3%
Systems and Services
Income from operations	$64.7	$2.9	$61.8	$111.9	$17.3	$94.6
Operating margin %	38.1%	5.4%		35.9%	14.0%
Total income (loss) from operations [1]	$268.9	$(73.0)	$341.9	$494.3	$(3.1)	$497.4
Operating margin %	26.6%	(20.7)%		25.9%	(0.3)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three and six months ended June 30, 2021, our operating margin percentage increased compared to the same periods in 2020 due to operating leverage on higher net revenues and higher gross margins.

Systems and Services

For the three and six months ended June 30, 2021, our operating margin percentage increased compared to the same periods in 2020 due to operating leverage on higher net revenues and higher gross margins.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Interest income	$0.4	$0.5	$(0.1)	$2.0	$2.5	$(0.4)
% of net revenues	—%	0.1%		0.1%	0.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended June 30, 2021, there was no significant change to interest income compared to the same period in 2020.

For the six months ended June 30, 2021, interest income decreased compared to the same period in 2020 mainly due to the divestiture of our marketable securities portfolio during the first quarter of 2020 offset by interest income recognized during the six months ended June 30, 2021 from the SDC arbitration award regarding the value of Align’s capital account balance.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Other income (expense), net	$(0.5)	$(1.0)	$0.5	$34.0	$(19.5)	$53.6
% of net revenues	—%	(0.3)%		1.8%	(2.2)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended June 30, 2021, there was no significant change to other income (expense), net compared to the same period in 2020.

For the six months ended June 30, 2021, other income (expense), net increased compared to the same period in 2020 primarily due to a $43.4 million gain related to the SDC arbitration award recognized in the first quarter of 2021 in addition to a $10.2 million loss on a foreign currency forward contract related to the exocad acquisition recognized in 2020.

Provision for (benefit from) income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Provision for (benefit from) income taxes	$69.1	$(32.9)	$102.0	$130.3	$(1,497.7)	$1,628.0
Effective tax rates	25.7%	44.8%		24.6%	7,437.0%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2021 primarily due to state income taxes, non-deductible expenses in the U.S. and foreign income taxed at different rates, partially offset by the recognition of excess tax benefits related to stock-based compensation. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended June 30, 2020 primarily due to foreign income taxed at different rates. Our effective tax rate differs from the statutory federal income tax rate of 21% for the six months ended June 30, 2020 mainly as a result of the recognition of a deferred tax asset and related one-time tax benefit associated with the intra-entity transfer of certain intellectual property rights completed last year and the recognition of excess tax benefits related to stock-based compensation, partially offset by foreign income taxed at different rates.

The decrease in our effective tax rate for the three months ended June 30, 2021 compared to the same period in 2020 is primarily attributable to foreign income taxed at lower rates. The decrease in our effective tax rate for the six months ended June 30, 2021 compared to the same period in 2020 is primarily attributable to the recognition of a deferred tax asset and related one-time tax benefit associated with the intra-entity transfer of certain intellectual property rights during the six months ended June 30, 2020.

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

Liquidity and Capital Resources

Liquidity and Trends

We fund our operations from product sales. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents, which are comprised of money market funds, of $1.1 billion and $960.8 million, respectively.

As of June 30, 2021 and December 31, 2020, approximately $535.3 million and $412.5 million of cash and cash equivalents was held by our foreign subsidiaries, respectively. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

For 2021, we expect our investments in capital expenditures to be approximately $500.0 million. Capital expenditures primarily relate to building construction and improvements as well as additional manufacturing capacity to support our international expansion. This includes our planned investment in a new manufacturing facility in Wroclaw, Poland, our first one in the EMEA region. As we expand our manufacturing operations and penetrate into newer markets, we also expect to invest significantly in sales, marketing and innovation to meet the growing demand for our solutions.

As of June 30, 2021, we have $900.0 million available for repurchase under the stock repurchase program authorized by our Board of Directors in May 2021. Subsequent to the second quarter, on July 30, 2021, we entered into an accelerated stock repurchase agreement to repurchase $75.0 million under the program.

Additional information regarding the impact of COVID-19 on our liquidity and capital resources may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors”.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$544,691	$69,684
Investing activities	(123,920)	(172,326)
Financing activities	(291,756)	(36,376)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,511)	(7,172)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$125,504	$(146,190)

Operating Activities

For the six months ended June 30, 2021, cash flows from operations of $544.7 million resulted primarily from our net income of approximately $400.1 million as well as the following:

Adjustments to net income

•Stock-based compensation of $56.1 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $51.5 million related to our investments in property, plant and equipment and intangible assets;
•Gain related to our SDC arbitration award of $43.4 million; and
•Changes in deferred taxes of $40.0 million primarily related to current year amortization and adjustments to our deferred tax assets of our Swiss entity.

Significant changes in working capital

•Increase of $231.4 million in deferred revenues primarily related to increased sales volume in both our Clear Aligner and Systems and Services segments and timing of revenue recognition;
•Increase of $164.8 million in accounts receivable which is primarily a result of the increase in sales; and
•Increase of $70.1 million in prepaid expenses and other assets and an increase of $65.7 million in accrued and other long-term liabilities due to the timing of payment and activities.

Investing Activities

Net cash used in investing activities was $123.9 million for the six months ended June 30, 2021 primarily consisted of purchases of property and plant and equipment of $167.7 million which was partially offset by $43.4 million of proceeds from our SDC arbitration award in addition to $4.6 million received on an unsecured promissory note.

Financing Activities

Net cash used in financing activities was $291.8 million for the six months ended June 30, 2021 which consisted of payments related to our accelerated stock repurchase agreements of $200.0 million and payroll taxes paid for equity awards through share withholdings of $104.9 million which were partially offset by $13.1 million of proceeds from the issuance of common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2021, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that may introduce new technologies in the future and customers who alone or with others create aligners or retainers or other products or services that compete with us.
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
•We may not achieve the anticipated benefits from our acquisition of exocad in the timeframe expected, or at all, which may have an adverse effect on our business and our financial results.
•As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity and operational inefficiencies at our manufacturing and treat facilities.
•Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades along with security and data protection risks have previously and could again in the future disrupt our operations, which could have a material adverse impact on our business and operating results.

•If we are unable to protect our customer or patient information or if we are unable to comply with applicable privacy, security and data protection laws, our operations may be severely adversely impacted, patient care could suffer, we could be liable for related damages, and our business, operations and reputation could be harmed.
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
•Obtaining approvals and complying with governmental regulations, particularly those related to personal healthcare information, financial information and data privacy, is expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and cause harm to our reputation.
•If we or any vendors on whose products or services we rely for our products and services infringe the patents or IP rights of other parties or are subject to a patent infringement claim, our ability to grow our business may be severely limited.
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
•Our business exposes us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be found liable for substantial damages or penalties if we are subject to claims or litigation.
•We are subject to risks associated with our strategic investments. Impairments in the value of our investments could negatively impact our financial results.

General Risk Factors

•We rely on highly skilled personnel and, if we fail to attract, motivate or retain personnel, or if our growth harms our corporate culture, it may be more difficult to grow effectively and pursue our strategic priorities.
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
•We have in the past and may again in the future acquire other businesses, products or technologies which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.
•Historically, the market price for our common stock has been volatile.
•We cannot guarantee we will repurchase our common stock again in the future, and any repurchases may not achieve our objectives.
•Future sales of significant amounts of our common stock may depress our stock price.

•Increased scrutiny of our environmental, social or governance responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

Risks Relating to our Business Operations and Strategy

Our results of operations have been materially adversely affected by global and regional efforts to mitigate the spread of COVID-19 and we expect this will continue in as yet unknown ways and to varying degrees in the future.

The broad and extensive impact of the COVID-19 pandemic on virtually all aspects of our business and society generally has exacerbated many of the pre-existing risks to our business by making them more likely to occur or more impactful when they do occur. Accordingly, you should consider the risks set forth in this risk factor in addition to, and not in lieu of, the risks identified elsewhere in these risk factors.

Moreover, any comparisons of our financial results for the reporting periods of 2021 to the same reporting periods of 2020 may not be a useful means by which to evaluate the health of our business and our results of operations because of the broad and significant global impact to our business and the businesses of our customers from the pandemic followed by variances and inconsistencies in regional and local economies as they recover.

COVID-19 has created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting broad aspects of the global economy, our operations and the businesses of our customers and suppliers. Many of these effects continue to varying degrees and further outbreaks of COVID-19 globally or regionally may harm recovering consumer confidence or renew implementation of harsh preventative measures. Because COVID-19 spreads readily through airways in nasal passages and the mouth, our principal customers, dental and orthodontic practices, were an initial focus of efforts to prevent the spread of the virus leading to the complete or substantial closures of their operations; materially harming our sales and sales efforts. In particular, these preventative measures in the first and second quarters of 2020 materially adversely impacted our business and financial results. In the quarters that have followed, practices across all regions have largely reopened, although many continue to operate at less than pre-pandemic capacities.

The pandemic also increased demand for digital solutions such as the products and solutions we offer in the dental field. As restrictions continue to ease or are removed entirely, employees return to office work environments, and the availability of travel, dining, entertainment and other similar purchases and activities rebound, it is uncertain whether increased demand for our products will continue or continue at the pace seen in recent quarters.

In response to the COVID-19 pandemic, in 2020 we implemented measures aimed at limiting its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with orders and decrees of governmental agencies. These measures included diagnostic screenings at our facilities, increased social distancing mandates, closures of physical offices, manufacturing and treatment planning facilities, including our U.S. corporate headquarters and regional facilities worldwide, implementing remote working where feasible, prohibiting non-essential travel, and converting underutilized manufacturing capacity to produce personal protective equipment. Many of these actions remain in effect to varying degrees although we may implement new or revise existing requirements as circumstances require. The actions and reactions to voluntary and involuntary requirements have been highly disruptive to our business and may continue to be disruptive. As physical offices are allowed to reopen, the rules and regulations for reopening will likely increase in complexity, making compliance more difficult. Furthermore, if employees perceive the protocols and requirements we implement to create a safe and effective work environment to be inadequate, overly burdensome or no longer necessary, employees may choose to leave, productivity may decline or we may experience employee unrest, slowdowns, stoppages or other demands, we may fail to timely meet customer demand or fulfill orders, the costs to maintain or implement protective measures or deliver our products may increase, and we may be subject to increased litigation, including product liability and occupational safety and condition claims.

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
•the response of employees, customers and suppliers to the easing of social distancing mandates and returning to in office or facility working, including anxieties regarding the continuing risks of the spread of the virus or any of its variants, vaccination requirements, and other mandates that may impact employee productivity and engagement, retention or require additional costly protective measures;
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
•data privacy and cybersecurity risks from new or expanded use of remote working and/or teledentistry by our suppliers, customers, and us, including new or expanded use of online service platforms, products and solutions such as video conferencing applications, doctor, consumer and patient apps, inadequately secured computing networks, servers, software or software applications, overheard telephone conversations, viewable computer screens, stolen passwords or access information, increased phishing and other cyber threats;
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

The average selling prices of our products, particularly our Invisalign System, are influenced by numerous factors, including the type and timing of products sold, price increases and reductions, product mix, product and services bundling, promotions, and foreign exchange rates. We provide volume-based discount programs to our customers. In addition, we sell a number of products at different list prices which may differ based on country and season. If we change volume-based discount programs that affect our average selling prices; if we introduce price reductions or consumer rebate programs; if we implement new or expand existing discount programs or participation in these programs increases; if we introduce new or change existing products or services, or modify how we market or sell any of our new or existing products or services; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected. Moreover, some programs, products and services may be unsuccessful or may drive demand in unexpected ways. If any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may decline.

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that may introduce new technologies in the future and customers who alone or with others create aligners, or retainers or other products or services that compete with us.

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

Currently, our clear aligner system competes directly against traditional metal wires and brackets and increasingly against clear aligners manufactured and distributed by new market entrants and traditional manufacturers of wires and brackets, both within and outside the U.S., and from traditional medical device companies, laboratories, startups and, in some cases, doctors and dental service organizations ("DSOs") themselves. Due in part to market opportunities and the expiration of certain of our key patents beginning in 2017, competition in the clear aligner market is increasing. The number and types of competitors are diverse and vary by segment, geography and customers, including new and well-established regional competitors, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities, including the ability to leverage existing dental market channels to compete directly with us. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote teledentistry model requiring little or no in-office care from trained and licensed doctors, doctors and DSOs who can manufacture custom aligners in their offices using modern 3D printing technology. Large consumer product companies may also enter the orthodontic supply market.

The manipulation and movement of teeth and bone is a delicate process with potentially painful and debilitating results if improperly performed or monitored. Accordingly, we are committed to delivering our Invisalign System solutions primarily through trained and skilled doctors. Invisalign System treatment requires a doctor's prescription and an in person physical examination of the patient’s dentition before beginning treatment; however, with the advent of DTC providers accompanied by significant advertising campaigns, there has been a shift away from traditional practices that may impact our primary selling channels. We also believe doctors and DSOs are sampling alternative products and/or taking advantage of competitive promotions and sale opportunities. In addition, we may face competition from companies that introduce new technologies and we may be unable to compete with these competitors or they may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed. To stimulate product and services demand, we have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers. Whether or not successful, these promotional campaigns can have unexpected and unintended consequences, including reduced gross margins, profitability and average selling prices, loss of market share, and may discourage dental professionals’ efforts and commitment to use our products, any of which could materially adversely affect our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

An increasingly larger portion of our total revenues are derived from international sales and we are dependent on our international operations, which exposes us to foreign operational, political and other risks that may harm our business.

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations and we expect to increase our sales and presence outside the U.S., particularly in markets we believe have high-growth potential. Moreover, many of our key production steps are performed in locations outside of the U.S. For instance, technicians use a sophisticated, internally developed computer-modeling program to prepare digital treatment plans (“ClinCheck”), which are approved by licensed doctors before being transmitted electronically to our aligner fabrication facilities. These digital files form the basis of the ClinCheck treatment plan and are used to manufacture our aligners. Our digital treatment planning and aligner fabrication are performed in multiple international locations, including large-scale operations in Mexico, Costa Rica and China and we continue to establish additional sites closer to our international customers such as our recently announced facility in Poland. Also, we maintain significant regional sales and marketing operations in Switzerland, Singapore and China along with research and development operations globally, including in the U.S., Russia, Israel, and Germany. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations, including:

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
•increased expense of developing, testing, manufacturing and marketing localized versions of our products;
•political, military, social, economic, or business instability, acts of terrorism and acts of war, including increased levels of violence and military hostilities and protests in various regions of the world, including regions in which we operate such as the U.S., Mexico, Hong Kong, the Middle East, Eastern Europe and Africa. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israeli military and may be called for additional active duty under emergency circumstances which may materially impair all or a portion of our business operations critical to our iTero operations. If any of these events or conditions to occur, the impact to us, our employees and customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence were to occur;
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

Consumer spending habits are affected by, among other things, pandemics, prevailing economic conditions, levels of employment, salaries and wage rates, debt obligations, discretionary income, consumer confidence and consumer perception of current and future economic conditions. Declines in, or uncertain economic outlooks for, the U.S. or certain international economies could adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic and dental case starts, reduce patient traffic in dentists’ offices, reduce or shift spending away from elective, non-urgent, or higher value procedures or reduce demand for dental services generally, any of which could materially adversely affect our sales and operating results. Conversely, the pandemic may have temporarily limited options for consumer spending and demand for our products may decline once travel and other restrictions are eased. Weakness in the global economy can result in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. In addition, Invisalign treatment, which accounts for the vast majority of our net revenues, represents a significant change from traditional metal brackets and wires orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe the Invisalign treatment is appropriate for only a limited percentage of patients. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

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
•successfully identify, timely develop and/or market new and existing products and services offerings to effectively meet customer demand and compete in evolving target markets; and
•encourage customers to adopt new technologies and provide the needed technical, sales and marketing support to make new product and services launches successful.

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

Any failure to successfully develop and introduce or achieve market acceptance of new products or enhancements to existing products could materially adversely affect net revenues and cause our operating results to decline.

We may not achieve the anticipated benefits from our acquisition of exocad in the timeframe expected, or at all, which may have an adverse effect on our business and our financial results.

We closed our acquisition of exocad on April 1, 2020. There is no guarantee that the acquisition will achieve the desired benefits and synergies or that the exocad CAD/CAM software will continue to succeed in the marketplace.

In addition, we do not have a history of significant acquisitions and integrating exocad during the COVID-19 pandemic has presented and continues to pose challenges which may make it difficult to achieve the expected financial, technical or strategic benefits of the acquisition in the time frames anticipated if at all. Potential risks we may experience include:

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems, personnel and suppliers. In order to manage current operations and future growth effectively, we must continue implementing and improving our operational, financial and management information systems, hire, train, motivate, manage and retain employees, and ensure our suppliers remain diverse and capable of meeting growing demand for the systems, raw materials, parts and components essential to the manufacture and delivery of our products. We may be unable to manage such growth effectively; balancing near-term efforts to meet existing demand while adding personnel, creating scalable, secure and robust systems and operations, and automating processes needed for long term efficiencies. Any such failure could have a material adverse impact on our business, operations and prospects. We continue to establish additional order acquisition, treatment planning and manufacturing facilities closer to our international customers in order to provide doctors with better experiences, improve their confidence in using the Invisalign System and iTero intraoral scanners to treat more patients and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to obtain regulatory clearance and certifications for, move into, plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks related to establishing facilities, hiring and retaining employees and delays and cost overruns, any of which may be out of our control and may negatively impact our gross margin. In addition, any facilities located in higher cost regions compared to Mexico, China and Costa Rica may negatively impact our gross margin. If the transition into additional facilities is significantly delayed, if a facility is required to temporarily or permanently, partially or fully shut down, or demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

In addition, because adapting production capacity and related cost structures to changing market conditions takes time, our facilities capacity may at times exceed or fall short of our production requirements. For instance, as a result of the COVID-19 pandemic sales in the final weeks of the first quarter of 2020 declined substantially and operations at our manufacturing facilities declined shortly thereafter. Thereafter, as dental practices reopened we experienced a rapid increase in demand. If product demand decreases or increases more than forecast, we could be required to write off inventory or record excess capacity charges, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to fulfill customer demand in the time frames and with the quantities required, any of which may take time to accomplish, lower our gross margin, inhibit sales or harm our reputation. Additionally, if we are required to implement new or modify existing health and safety protocols to safeguard our employees, customers or their patients, productivity could decline. Production of our clear aligners and intraoral scanners may also be limited by capacity constraints due to a variety of factors, including our dependency on third party vendors for key materials and components in addition to limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades along with security and data protection risks have previously and could again in the future disrupt our operations, which could have a material adverse impact on our business and operating results.

We rely on the efficient, uninterrupted and secure operation of our own complex information technology systems ("IT systems") and are dependent on key software of third parties embedded in our products and IT systems as well as third party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, attack or interruption from a variety of sources. As our business has grown in size and complexity, including through the integration of acquired businesses, which to date have been smaller organizations with less-mature or less sophisticated systems, securities practices or training, the growth has placed, and will continue to place, significant demands on our operations and such systems and have increased the risk of security incidents. To effectively manage our existing operations and continue to grow, our IT systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing customer preferences. Expanded remote working and increased usage of online and hosted technology platforms by us, our customers and suppliers as a means to mitigate the spread of COVID-19 have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform certain business processes, extend established processes to new subsidiaries and/or implement additional functionality in our enterprise resource planning (“ERP”), product development, manufacturing, and other software and IT systems which entails certain risks, including disruption of our operations, such as our ability to develop and update products that are safe and secure, track orders and timely ship products, manage our supply chain and aggregate financial and operational data.

System upgrades, development of new releases and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results.

Additionally, we continuously upgrade and issue new releases of our products and customer facing software applications, such as our iTero intraoral scanners, exocad CAD/CAM solutions, my iTero, our ClinCheck software, MyAligntech and the Invisalign Doctor Site as well as our internal software applications upon which customer facing, manufacturing and treatment planning operations are dependent. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of our customers or their patients, product recalls, damage to our reputation, loss of market share or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our clear aligner production is dependent on digital scans from our iTero and third party intraoral scanners. Failures of all or any portion of ours or third party software or other components or systems to interoperate with iTero or third party scanners, termination of interoperability with third party scanners, malware or ransomware attacks, product or system vulnerabilities or defects, or a system outage for any reason have harmed our operations previously and in the future could materially adversely effect our ability to accept scans, manufacture clear aligners or otherwise service our customers which may, amongst other things, harm our sales, damage our reputation, or result in litigation.

If the information we rely on to run our businesses is inaccurate or unreliable, if we fail to properly maintain, secure or restore our IT systems, if the integrity of our products or IT systems is compromised or questioned or data is lost, or if we fail to develop new capabilities to meet our business needs in a timely manner, we could suffer operational disruptions, have customer disputes, and fail to produce timely, accurate or complete reports. We may also be required to respond to regulatory inquiries or actions, forced to defend against litigation or pay damages, penalties or fines, experience increases in operating and administrative expenses, find it necessary to recall or repair products, rebuild networks or systems, lose existing customers, experience difficulties attracting new customers or implementing our growth strategies, or suffer other adverse consequences. In addition, experienced computer programmers and hackers may be able to penetrate the security features of our products, IT systems or our cloud-based software servers hosted by third parties and misappropriate, destroy or damage our confidential information or that of third parties, expose health, financial data, or other personal information of our customers and their patients, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally develop or procure from third parties may contain defects or present risks in design, development, manufacture or distribution, including “bugs,” security vulnerabilities, and other problems that can unexpectedly interfere with the operation of the system or compromise or exploit the safety and security of our products, networks or data. The costs to eliminate, mitigate or recover from security problems, viruses and bugs could be significant and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material adverse impact on our operations, net revenues and operating results.

There can be no assurance that our process of improving existing or developing new products or IT systems, integrating new IT systems, protecting confidential patient health information, and improving service levels will not be delayed or that additional product or IT systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our products and IT systems and data may result in a material adverse effect on our financial position, results of operations and cash flows.

If we are unable to protect our customer or patient information or if we are unable to comply with applicable privacy, security and data protection laws, our operations may be severely adversely impacted, patient care could suffer, we could be liable for related damages, and our business, operations and reputation could be harmed.

We retain confidential customer financial as well as patient health information in addition to our own proprietary information and data essential to our business operations. Therefore, it is critical that the facilities and infrastructure on which we depend to run our business and the products we develop remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, our products as well as the infrastructure and IT systems on which we depend are vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, malware and ransomware, employee error or malfeasance or similar disruptive problems. For example, we have experienced cybersecurity incidents and may again in the future. Further, the frequency of third party cyber attacks has increased since the onset of the COVID-19 pandemic. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations and could impair our reputation and competitive position. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, consumers and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damage and claims arising from such incidents may not be covered or may exceed the amount of any coverage.

We are also subject to federal, state and foreign laws and regulations, including ones relating to privacy, data security and protection, content regulation, and consumer protection among others. We are subject to various national and regional data localization or data residency laws which generally require that certain types of data collected within a country be stored and processed only within that country or approved countries and other countries are considering enacting similar data localization or data residency laws. We have and likely will again in the future be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with the requirements of such laws, any of which could have significant cost implications. We are also subject to data export restrictions and international transfer laws which prohibit or impose conditions upon the transfer of such data from one country to another. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could adversely affect our business.

In addition, we must comply with numerous data privacy and data security requirements that span from individual state and national laws in the U.S. and China to multinational requirements in the EU. For instance, China has enacted new, complex and highly restrictive cybersecurity, data localization, and cross border data transfer laws. In the EU, we must comply with the General Data Protection Regulation which serves as a harmonization of EU data-privacy laws, and in the U.S. we must comply with data privacy and data security provisions of the U.S. Health Insurance Portability and Accountability Act (“HIPAA”) regulations. Moreover, the number of local and national governments enacting data privacy laws continues to increase and we expect this trend to continue. Maintaining compliance with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data privacy and data security requirements.

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

Our quarterly and annual operating results have and will continue to fluctuate for a variety of reasons, including as a result of changing doctor and consumer product demand. Some of the factors that have historically and in the future could cause our operating results to fluctuate include:

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
•new programs or business models, new product or services introductions or changes or modifications to existing products and services offerings, including any impacts related to the timing of orders, product mix or market cannibalization;
•changes in relationships with our dental service organizations and distributors, including timing of orders;
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

Treatment planning is a key step leading to our manufacturing process which relies on sophisticated computer software. This requires new technicians to undergo a relatively long training process, often 120 days or longer. As a result, if we are unable to accurately predict our volume growth, we may have an insufficient number of trained technicians to ensure products are manufactured and delivered within the time frames our customers expect. Such delays could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations. Conversely, if we hire and train too many technicians in anticipation of volume growth that does not materialize, materializes at a rate slower than anticipated, or if volumes decline, our costs and expenditures may outpace our revenue growth, harming our gross margins, operating expenses and financial results.

We are dependent on our marketing activities to deepen our market penetration and raise awareness of our brand and products, which may not prove successful or may become less effective or more costly to maintain in the long term.

Our marketing efforts and costs are significant and include national and regional campaigns involving television, print media, social media and, more recently, alliances with professional sports teams, social media influencers and other strategic partners. We attempt to structure our advertising campaigns to increase brand awareness, adoption and goodwill; however, there is no assurance our campaigns will achieve the returns on advertising spend desired, successfully increase brand or product awareness sufficiently to sustain or increase our growth goals, or generate the goodwill and positive reputational goals we intend. Moreover, should any of these entities or individuals do, say, publish or lend support to events or causes which may be perceived by all or any portion of society negatively, our sponsorships or support of these entities or individuals may be called into question, boycotts of our products announced, and our reputation may be harmed, any of which could have an adverse effect on our gross margin and business overall. In addition, various countries restrict direct to consumer advertising of our products and we could run afoul of restrictions and be ordered to stop certain marketing activities.

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

Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and likely will be needed in the future to determine the validity and scope of certain of our IP rights and the IP rights claimed by third parties to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products. Asserting or defending these types of proceedings can be unpredictable, protracted, time consuming, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages, an injunction prohibiting us from selling our products, or an exclusion order preventing us from importing our products in one or more countries. Moreover, independent actions by competitors, customers or others have been brought alleging that our efforts to assert or attempt to enforce our patent or other intellectual property rights constitute unfair competition or violations of antitrust laws in the U.S. and other jurisdictions and investigations and additional litigation based on the same or similar claims may be brought in the future. Any of these litigation efforts or adverse litigation results could adversely affect our results of operations and stock price.

Obtaining approvals and complying with governmental regulations, particularly those related to personal healthcare information, financial information and data privacy, is expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and cause harm to our reputation.

As a supplier of medical devices and solutions, we and many of our customers and suppliers are subject to extensive and frequently changing regulations under numerous federal, state, local and foreign laws. Our healthcare provider customers and distributors are also subject to a wide variety of laws and regulations that affect the nature and scope of their relationships with us. The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. For instance, regulations affecting the security and privacy of patient healthcare information held by healthcare providers and their business associates such as HIPAA may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. Our critical vendors and service providers are similarly subject to various regulations. Our failure, or the failure of our suppliers, customers, advertisers and influencers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including actions alleging false or misleading advertising, unfair or anti-competitive business practices or other violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. There can be no assurance that we will adequately address the business risks associated with the implementation and compliance with such laws or that we will be able to take advantage of any resulting business opportunities.

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

If we or any vendors on whose products or services we rely for our products and services infringe the patents or IP rights of other parties or are subject to a patent infringement claim, our ability to grow our business may be severely limited.

Extensive litigation over patents and other IP rights is common in the medical device, optical scanner, 3D printing and other technologies and industries on which our products and services are based. We have been sued for infringement of third party’s patents in the past and we are currently defending patent infringement suits and other legal claims. In addition, we periodically receive letters from third parties drawing our attention to their patent rights. While we do not believe we infringe upon any valid and enforceable rights that have been brought to our attention, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of IP suits, interference proceedings and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in any legal proceeding to which we may become a party could subject us to significant liabilities, exclusion orders or injunctions that may prevent or limit our rights to sell or import our products in one or more countries. An adverse determination of this nature could require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected.

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

Our ability to sell our products and generate revenues primarily depends upon the success of our direct sales force within our Americas and International markets. We do not have any long-term employment contracts with our direct sales force and the loss of the services of key personnel or groups of employees may harm our business. In order to provide more comprehensive sales and service coverage and pursue growth opportunities, we continue to increase the size of our sales force domestically and internationally. Moreover, as we focus on market penetration, we have segregated sales personnel to focus on specific markets such as orthodontists and GPs. It can take up to twelve months or more to train sales representatives to successfully market and sell our products and for them to establish strong customer relationships. If we are unable to expand our sales force, retain our key sales personnel or quickly replace them with individuals of equivalent technical expertise and qualifications, if we are unable to successfully instill technical expertise in new and existing sales representatives, if we fail to establish and maintain strong relationships with our customers, or if our efforts at specializing our selling techniques prove unsuccessful or not cost-effective, our net revenues and our ability to maintain market share could be materially harmed.

We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks that may be harmful to our sales and operations.

In addition to our direct sales force, we have and expect to continue to use distributors to import, market, sell, service and support our products. Our agreements with these distributors are generally non-exclusive and terminable by either party with little notice. If any of these relationships are terminated and alternative distributors are not quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products in markets key to our growth and expansion could be adversely affected. These distributors may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these distributors and their employees and agents for compliance with laws and regulations, including competition, bribery and corruption, and medical device and services marketing and sales activities. A distributor may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance in such cases.

Our business exposes us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be found liable for substantial damages or penalties if we are subject to claims or litigation.

Our products and services involve an inherent risk of claims concerning their design, manufacture, safety and performance, how they are marketed and advertised in a complex framework of highly regulated domestic and international laws and regulations, how we package, bundle or sell them to customers who may be private individuals or companies or public entities such as hospitals and clinics and how we train and support doctors, their staffs and patients who administer or use our products. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, consumer fraud and unfair business practices. Additionally, we may be held liable if any product we develop or manufacture or services we offer or perform causes injury or is otherwise found unhealthy or unsuitable. Even if our products are safe, if they are promoted for use or used in unintended or unexpected ways or for which we have not obtained clearance or approvals (“off-label” usage), we may be investigated, fined or have our products or services enjoined or clearances rescinded by administrative agencies or we may be required to defend ourselves in litigation. Although we intend to continue to maintain insurance for product liability, business practices and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may not be sufficient against potential liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in significant legal defense costs and damage our reputation, increase our expenses and diverting management’s attention away from the operation of our business.

We are subject to risks associated with our strategic investments. Impairments in the value of our investments could negatively impact our financial results.

We have and expect to continue to make investments in research and technology that we deem promising, primarily through privately held companies, for strategic reasons and to support key business initiatives, and we may not realize a return on our strategic investments. Of the companies in which we invest, they may generate net losses and the market for their products, services or technologies may be slow to develop, if at all. Furthermore, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that our investments have declined in value, we may be required to record impairments which could be material and could have an adverse impact on our financial results.

General Risk Factors

We rely on highly skilled personnel and, if we fail to attract, motivate or retain personnel, or if our growth harms our corporate culture, it may be more difficult to grow effectively and pursue our strategic priorities.

To be successful, we must effectively manage our growth which depends on our ability to identify, hire, develop, motivate, and retain personnel throughout our organization. We are highly dependent on the talent and effort of highly skilled employees, including orthodontists and production technicians in our treatment planning facilities and employees in our clinical engineering, technology development, manufacturing, sales, and management teams. The loss of the services provided by these employees may significantly delay or prevent the achievement of our development and business objectives and could harm our business.

Moreover, competition for qualified employees in our industry is intense, and our employees are targeted by other employers. Our compensation and benefit arrangements, such as our equity award programs and telecommuting policies, may not always be successful in attracting new employees and retaining and motivating our existing employees. Furthermore, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities and restrictive immigration policy and regulatory changes.

Additionally, are committed to a corporate culture that focuses on values emphasizing agility, customer and accountability. We believe this culture fosters an environment of integrity, innovation, creativity, and teamwork but we have also experienced in the past and expect to experience in the future, difficulties attracting and retaining employees that meet the qualifications, experience, compliance mindset and values we expect. If we are unable to attract and retain personnel that meet our selection criteria or we relax our standards in order to meet the demands of our growth or if our growth is not managed effectively, our corporate culture, ability to achieve our strategic objectives, and our compliance with obligations under our internal controls and other requirements may be harmed.

Business disruptions could seriously harm our financial condition.

Our global operations may be disrupted by natural or human induced disasters including, earthquakes, tsunamis, floods, drought, hurricanes, typhoons, wildfires, extreme weather conditions, power shortages, telecommunications failures, materials scarcity and price volatility, and medical epidemics or health pandemics. For instance, the COVID-19 pandemic and subsequent recovery materially impacted our sales and business operations in 2020, the operations of our customers and the global economy overall. Climate change may increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. The occurrence of business disruptions could harm our growth and expansion, result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our digital dental modeling is primarily processed in our facility located in San Jose, Costa Rica. The operations teams in Costa Rica and other global locations create ClinCheck treatment plans using sophisticated computer software. In addition, certain of our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Mexico and China. Both locations in Costa Rica and Mexico as well as others are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing significant delays receiving their aligners and a decrease in service levels for a period of time. Moreover, a significant portion of our research and development activities are located in California, which suffers from earthquakes, periodic droughts, and wildfires affecting the health and safety of our employees. Any such business interruptions could materially and adversely affect our business, financial condition and results of operations.

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

New tax laws, or changes in existing tax laws or tax rulings or the way they are applied to our business could negatively impact our income tax provision and net income or subject us to new or greater tax burdens that may harm our sales or results of operations.

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

Moreover, the application of indirect taxes (such as sales and use tax (“SUT”), value-added tax (“VAT”), goods and services tax (“GST”), and other indirect taxes) to our operations is complex and evolving. U.S. states, local and foreign taxing jurisdictions have differing rules and regulations governing differing types of taxes, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit SUT, VAT, GST and other taxes in many jurisdictions and we are routinely subject to audits. The positions we take regarding taxes as well as the amounts we collect or remit may be challenged and we may be liable for failing to collect or remit all or any portion of taxes deemed owed or the taxes could exceed our estimates. We may also be subject to audits in U.S. states, local and foreign jurisdictions for which we have not accrued tax liabilities. One or more U.S. states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have but have not been paid by us. The application of existing, new, or future tax laws, and results of audits, whether in the U.S. or internationally, could harm our business. Furthermore there have been and will continue to be substantial ongoing costs associated with complying with the various tax requirements in the numerous markets in which we conduct or will conduct business.

We have in the past and may again in the future acquire other businesses, products or technologies which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Periodically, we may acquire, or make investments in, complementary companies, products or technologies like our acquisition of exocad in 2020. Alternatively, we may be unable to find suitable acquisition targets in the future, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals or desired synergies, and any acquisitions we complete could be viewed negatively by our customers, securities analysts and investors. Additionally, as an organization we do not have a history of significant acquisitions or integrating their operations and cultures with our own. If we fail to successfully integrate any acquisitions or the technologies acquired, our revenue and results of operations could be adversely affected or we may inherit or fail to uncover material issues of the acquired company or assets, including litigation or ongoing investigations, accounting irregularities or improprieties, failure to comply with regulations, governmental orders or decrees, and IT security and privacy compliance issues. Any integration process may require significant time and resources and we may not successfully evaluate or utilize the acquired technology, or we may fail to retain key personnel, or accurately forecast the financial impact of an acquired business. We may have to pay cash, incur debt or issue equity securities to pay for an acquisition, which could adversely affect our liquidity, financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any acquisition could result in dilution to our stockholders. The occurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Moreover, opposition to one of more acquisitions could lead to negative ratings by analysts or investors, give rise to objections by one or more stockholders or result in stockholder activism, any of which could harm our stock price. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation.

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
•announcements of technological innovations, new, additional or revised programs, business models, products or product offerings by us, our customers or competitors;
•key decisions in pending litigation;
•sales of stock by us, our officers or directors; and
•general economic market conditions.

In addition, the stock market in general, and the market for technology and medical device companies, in particular, have experienced extreme price and volume fluctuations that are often unrelated to or disproportionate to the operating performance of those companies. These broad market and industry factors may include market expectations of, or actual changes in, monetary policies that have the goal of easing or tightening interest rates such as the federal funds rate in the U.S. and austerity measures of governments intended to control budget deficits. Historically, our stock has fluctuated materially based on broad economic and industry factors unrelated to our actual performance and future changes in monetary policies, austerity, and other market factors may seriously harm the market price of our common stock, regardless of our operating performance. Historically, class action litigation is often brought against an issuing company following periods of volatility in the market price of its securities and we have not been excepted from such litigation.

We cannot guarantee we will repurchase our common stock again in the future, and any repurchases may not achieve our objectives.

We have a history of recurring stock repurchase programs intended to return capital to our investors. Although repurchases were suspended in 2020 primarily as a result of uncertainties regarding the pandemic, we ended the suspension in the second quarter of 2021 with two accelerated stock repurchase programs in the aggregate amount of $200 million which also included the announcement of a $1 billion stock repurchase authorization by our Board of Directors. Any further authorizations or continuance of existing stock repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue repurchasing our common stock in the future, consistent with historical levels or at all, or that our stock repurchase programs will have a beneficial impact on our stock price.

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

Increased scrutiny of our environmental, social or governance responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social and governance ("ESG") practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, as we work to align our ESG practices with industry standards, we have expanded and, in the future, will likely continue to expand our disclosures in these areas. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended June 30, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs(1)
April 1, 2021 through April 30, 2021	—	$—	—	$100,000,000
May 1, 2021 through May 31, 2021	277,314	$576.96	277,314	$900,000,000
June 1, 2021 through June 30, 2021	—	$—	—	$—
Total	277,314		277,314

(1) Stock Repurchase Programs:

◦May 2018 Repurchase Program. In April 2021, we entered into an accelerated stock repurchase agreement ("ASR") to repurchase $100.0 million of our common stock, completing our May 2018 Repurchase Program. We paid $100.0 million on May 3, 2021 and received an initial delivery of approximately 0.1 million shares based on current market price of $595.53, which were retired.

◦May 2021 Repurchase Program. In May 2021, we announced that our Board of Directors had authorized a plan to repurchase up to $1.0 billion of our common stock. In the same period, we entered into an ASR to repurchase $100.0 million of our common stock. We paid $100.0 million on May 18, 2021 and received an initial delivery of approximately 0.1 million shares based on current market price of $559.52, which were retired. Subsequent to the second quarter, on July 30, 2021, we entered into an ASR to repurchase $75.0 million of our common stock. We paid $75.0 million on August 2, 2021 and received an initial delivery of approximately 0.1 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount.

See Note 9 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the repurchase programs.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.02	Amended and Restated Bylaws of Align Technology, Inc.				*
10.1	Fixed Dollar Accelerated Share Repurchase Confirmation between Goldman Sachs & Co. LLC and Align Technology, Inc. dated April 30, 2021				*
10.2	Fixed Dollar Accelerated Share Repurchase Confirmation between Goldman Sachs & Co. LLC and Align Technology, Inc. dated May 17, 2021				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

†     The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

August 4, 2021	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance