Form 10-Q
period 2021-09-30
ALIGN TECHNOLOGY INC
filed 2021-11-02
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 28, 2021 was 78,853,069.

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

PART I—FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$1,015,906	$734,144	$2,921,485	$1,637,421
Cost of net revenues	260,750	200,056	730,693	484,649
Gross profit	755,156	534,088	2,190,792	1,152,772
Operating expenses:
Selling, general and administrative	428,409	312,492	1,257,445	852,365
Research and development	65,587	44,527	177,839	126,420
Total operating expenses	493,996	357,019	1,435,284	978,785
Income from operations	261,160	177,069	755,508	173,987
Interest income and other income (expense), net:
Interest income	401	329	2,427	2,788
Other income (expense), net	427	7,147	34,476	(12,368)
Total interest income and other income (expense), net	828	7,476	36,903	(9,580)
Net income before provision for (benefit from) income taxes	261,988	184,545	792,411	164,407
Provision for (benefit from) income taxes	81,019	45,174	211,352	(1,452,493)
Net income	$180,969	$139,371	$581,059	$1,616,900

Net income per share:
Basic	$2.29	$1.77	$7.36	$20.54
Diluted	$2.28	$1.76	$7.29	$20.45
Shares used in computing net income per share:
Basic	78,904	78,824	78,971	78,729
Diluted	79,516	79,163	79,677	79,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$180,969	$139,371	$581,059	$1,616,900
Change in foreign currency translation adjustment, net of tax	(12,037)	15,810	(25,902)	25,793
Change in unrealized gains (losses) on investments, net of tax	20	—	—	(194)
Other comprehensive income (loss)	(12,017)	15,810	(25,902)	25,599
Comprehensive income	$168,952	$155,181	$555,157	$1,642,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,237,822	$960,843
Accounts receivable, net of allowance for doubtful accounts of $9,174 and $10,239, respectively	855,037	657,704
Inventories	207,116	139,237
Prepaid expenses and other current assets	155,332	91,754
Total current assets	2,455,307	1,849,538
Property, plant and equipment, net	1,002,769	734,721
Operating lease right-of-use assets, net	92,727	82,553
Goodwill	426,594	444,817
Intangible assets, net	115,794	130,072
Deferred tax assets	1,502,250	1,552,831
Other assets	54,668	35,151
Total assets	$5,650,109	$4,829,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,916	$142,132
Accrued liabilities	545,286	405,582
Deferred revenues	1,070,113	777,887
Total current liabilities	1,790,315	1,325,601
Income tax payable	125,986	105,748
Operating lease liabilities	74,352	64,445
Other long-term liabilities	142,694	100,024
Total liabilities	2,133,347	1,595,818
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,852 and 78,860 issued and outstanding, respectively)	8	8
Additional paid-in capital	972,450	974,556
Accumulated other comprehensive income (loss), net	17,599	43,501
Retained earnings	2,526,705	2,215,800
Total stockholders’ equity	3,516,762	3,233,865
Total liabilities and stockholders’ equity	$5,650,109	$4,829,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2021	Shares	Amount
Balance as of June 30, 2021	78,948	$8	$895,831	$29,616	$2,458,955	$3,384,410
Net income	—	—	—	—	180,969	180,969
Net change in unrealized gains (losses) from investments	—	—	—	20	—	20
Net change in foreign currency translation adjustment	—	—	—	(12,037)	—	(12,037)
Issuance of common stock relating to employee equity compensation plans	69	—	12,490	—	—	12,490
Tax withholdings related to net share settlements of equity awards	—	`	(2,454)	—	—	(2,454)
Common stock repurchased and retired	(165)	—	(1,819)	—	(113,219)	(115,038)
Equity forward contract related to accelerated stock repurchase	—	—	40,000	—	—	40,000
Stock-based compensation	—	—	28,402	—	—	28,402
Balance as of September 30, 2021	78,852	$8	$972,450	$17,599	$2,526,705	$3,516,762

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2021	Shares	Amount
Balance as of December 31, 2020	78,860	$8	$974,556	$43,501	$2,215,800	$3,233,865
Net income	—	—	—	—	581,059	581,059
Net change in foreign currency translation adjustment	—	—	—	(25,902)	—	(25,902)
Issuance of common stock relating to employee equity compensation plans	434	—	25,623	—	—	25,623
Tax withholdings related to net share settlements of equity awards	—	—	(107,343)	—	—	(107,343)
Common stock repurchased and retired	(442)	—	(4,884)	—	(270,154)	(275,038)
Stock-based compensation	—	—	84,498	—	—	84,498
Balance as of September 30, 2021	78,852	$8	$972,450	$17,599	$2,526,705	$3,516,762

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

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$581,059	$1,616,900
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	48,104	(1,502,459)
Depreciation and amortization	79,141	68,769
Stock-based compensation	84,498	73,163
Non-cash operating lease cost	19,364	16,819
Allowance for doubtful accounts provisions	1,559	13,090
Arbitration award gain	(43,403)	—
Other non-cash operating activities	14,092	14,189
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(216,081)	(101,888)
Inventories	(83,249)	(11,774)
Prepaid expenses and other assets	(74,736)	(28,251)
Accounts payable	13,495	21,837
Accrued and other long-term liabilities	107,159	(28,343)
Long-term income tax payable	20,263	119
Deferred revenues	348,430	128,585
Net cash provided by operating activities	899,695	280,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(8,002)	(420,788)
Purchase of property, plant and equipment	(292,002)	(101,757)
Purchase of marketable securities	—	(5,341)
Proceeds from maturities of marketable securities	—	42,641
Proceeds from sales of marketable securities	—	278,817
Repayment on unsecured promissory note	4,594	17,828
Proceeds from arbitration award	43,403	—
Other investing activities	(3,712)	1,760
Net cash used in investing activities	(255,719)	(186,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25,623	20,314
Common stock repurchases	(275,038)	—
Payroll taxes paid upon the vesting of equity awards	(107,344)	(48,674)
Net cash used in financing activities	(356,759)	(28,360)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(10,241)	(568)
Net increase in cash, cash equivalents, and restricted cash	276,976	64,988
Cash, cash equivalents, and restricted cash at beginning of the period	961,474	551,134
Cash, cash equivalents, and restricted cash at end of the period	$1,238,450	$616,122
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, or “Align”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contains all adjustments, including normal recurring adjustments, necessary to state fairly our results of operations for the three and nine months ended September 30, 2021 and 2020, our comprehensive income for the three and nine months ended September 30, 2021 and 2020, our financial position as of September 30, 2021, our stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and our cash flows for the nine months ended September 30, 2021 and 2020. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the December 31, 2020 audited financial statements. It does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future period, and we make no representations related thereto. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of intangible assets and property and equipment, long-lived assets and goodwill, income taxes and contingent liabilities, the fair values of financial instruments and stock-based compensation among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Uncertainties

Due to the COVID-19 pandemic, we are subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. The full extent to which the pandemic, including as a result of any new strains, business restrictions or lockdowns, and the impact of vaccinations, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately determined. Further, we could also be materially adversely affected by supply chain disruptions, including shortages and inflationary pressures, uncertain or reduced demand, labor shortages, delays in collection of outstanding receivables and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

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

The following tables summarize our financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

Description	Balance as of September 30, 2021	Level 1	Level 2
Cash equivalents:
Money market funds	$582,227	$582,227	$—
Prepaid expenses and other current assets:
Israeli funds	4,170	—	4,170
	$586,397	$582,227	$4,170

Description	Balance as of December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$519,228	$519,228	$—	$—
Prepaid expenses and other current assets:
Israeli funds	3,500	—	3,500	—
Current unsecured promissory note [1]	5,408	—	—	5,408
	$528,136	$519,228	$3,500	$5,408

1 The unsecured promissory note was paid in full by SmileDirectClub, LLC (“SDC”) during the nine months ended September 30, 2021. Besides the repayment on the note, on March 12, 2021, the Arbitrator ruled in favor of us on the SDC dispute and issued an award of $43.4 million along with interest. The gain of $43.4 million is recognized as a part of our other income (expense), net in our Condensed Consolidated Statement of Operation during the nine months ended September 30, 2021. Refer to Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements included for more information on the arbitration.

Investments in Privately Held Companies

Investments in equity securities of privately held companies without readily determinable fair values was $8.6 million as of September 30, 2021 and not material as of December 31, 2020 and are reported as nonrecurring investments within other assets in our Condensed Consolidated Balance Sheet. Our investments in equity securities are considered Level 3 in the fair value hierarchy since the investments are in private companies without quoted market prices and we adjust the carrying value based on observable price changes. The adjustments to the carrying value of these investments was not material during the nine months ended September 30, 2021 and 2020.

Derivatives Not Designated as Hedging Instruments

Recurring foreign currency forward contracts

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended September 30, 2021 and 2020, we recognized net gains of $14.7 million and net losses of $12.1 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recognized net gains of $14.1 million and $0.6 million, respectively. As of September 30, 2021 and December 31, 2020, the fair value of foreign exchange forward contracts outstanding was not material.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€192,600	$222,456
Chinese Yuan	¥1,021,000	157,701
Canadian Dollar	C$100,000	78,563
Japanese Yen	¥6,097,800	54,496
British Pound	£40,250	54,296
Brazilian Real	R$285,000	52,073
Polish Zloty	PLN142,000	35,710
Mexican Peso	M$310,000	15,065
Israel Shekel	ILS38,400	11,914
Swiss Franc	CHF10,600	11,356
Australian Dollar	A$5,900	4,252
		$697,882

	December 31, 2020
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€126,300	$155,125
Chinese Yuan	¥936,000	143,393
Canadian Dollar	C$65,000	50,791
British Pound	£32,300	43,879
Japanese Yen	¥4,249,000	41,222
Brazilian Real	R$142,000	27,264
Israeli Shekel	ILS74,000	23,094
Mexican Peso	M$140,000	7,002
Australian Dollar	A$5,800	4,447
Swiss Franc	CHF3,700	4,191
		$500,408

Other foreign currency forward contract

Prior to the closing of the exocad Global Holdings GmbH (“exocad”) acquisition on April 1, 2020, we entered into a Euro foreign currency forward contract with a notional contract amount of €376.0 million. During the nine months ended September 30, 2020, we recognized a loss of $10.2 million within other income (expense), net in our Condensed Consolidated Statement of Operations.

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$104,017	$76,404
Work in process	51,527	31,393
Finished goods	51,572	31,440
Total inventories	$207,116	$139,237

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and benefits	$229,743	$170,106
Accrued expenses	62,828	42,536
Accrued sales and marketing expenses	55,310	34,488
Accrued property, plant and equipment	41,389	27,692
Accrued income taxes	35,152	30,130
Accrued professional fees	29,488	20,617
Current operating lease liabilities	22,170	21,735
Other accrued liabilities	69,206	58,278
Total accrued liabilities	$545,286	$405,582

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$12,615	$11,205
Charged to cost of net revenues	13,400	8,047
Actual warranty expenditures	(11,040)	(8,229)
Balance at end of period	$14,975	$11,023

Deferred revenues consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred revenues - current	$1,070,113	$777,887
Deferred revenues - long-term [1]	$108,387	$62,551

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended September 30, 2021 and 2020, we recognized $1.0 billion and $734.1 million of net revenues, respectively, of which $112.6 million and $99.6 million was included in the deferred revenues balance at December 31, 2020 and 2019, respectively.

During the nine months ended September 30, 2021 and 2020, we recognized $2.9 billion and $1.6 billion of net revenues, respectively, of which $349.7 million and $263.3 million was included in the deferred revenues balance at December 31, 2020 and 2019, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of September 30, 2021 were $1.2 billion. These performance obligations are expected to be recognized over the next one to five years.

Note 4. Goodwill and Intangible Assets

During the three months ended September 30, 2021, we completed an immaterial business combination which increased goodwill and existing technology intangible assets.

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2021, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2020	$112,691	$332,126	$444,817
Additions from acquisition	3,646	—	3,646
Foreign currency translation adjustments	(3,062)	(18,807)	(21,869)
Balance as of September 30, 2021	$113,275	$313,319	$426,594

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2021	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2021
Existing technology	10	$104,531	$(19,923)	$(4,328)	$80,280
Customer relationships	11	55,000	(24,888)	(10,751)	19,361
Trademarks and tradenames	10	16,600	(4,087)	(4,179)	8,334
Patents and other	8	6,511	(4,296)	—	2,215
		$182,642	$(53,194)	$(19,258)	110,190
Foreign currency translation					5,604
Total intangible assets					$115,794

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2020	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2020
Existing technology	10	$99,400	$(12,719)	$(4,328)	$82,353
Customer relationships	11	55,000	(21,879)	(10,751)	22,370
Trademarks and tradenames	10	16,600	(2,934)	(4,179)	9,487
Patents and other	8	6,610	(3,785)	—	2,825
		177,610	(41,317)	(19,258)	117,035
Foreign currency translation					13,037
Total intangible assets					$130,072

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2021 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2021	$4,158
2022	15,392
2023	14,772
2024	13,831
2025	13,455
Thereafter	48,582
Total	$110,190

Amortization expense for the three months ended September 30, 2021 and 2020 was $4.4 million and $4.1 million, respectively, and amortization expense for the nine months ended September 30, 2021 and 2020 was $12.2 million and $9.5 million, respectively.

Note 5. Credit Facility

On July 21, 2020 we entered into a credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 (“2020 Credit Facility”), replacing our previous credit facility which provided for a $200.0 million revolving line of credit with a $50.0 million letter of credit. The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. The 2020 Credit Facility allows for an alternative rate to be identified if LIBOR is no longer available. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of September 30, 2021, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements.

Note 6. Legal Proceedings

2018 Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock. The complaint generally alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock. On November 29, 2019, the lead plaintiff filed an amended consolidated complaint against Align and two of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock from May 23, 2018 and October 24, 2018. On September 9, 2020, Defendants’ motion to dismiss the amended consolidated complaint was granted in part and denied in part. On June 30, 2021, counsel for the parties signed a Stipulation and Agreement of Settlement to resolve all claims for $16 million. The settlement amount will be funded by insurance proceeds and consequently, we recorded a short term liability and a receivable for this amount in our condensed consolidated financial statements. Lead Plaintiff filed a motion seeking preliminary approval of the settlement on July 15, 2021. A hearing on that motion was held on October 21, 2021. At the hearing, the Court directed Lead Plaintiff to file an amended motion seeking preliminary approval of the settlement by November 1, 2021 and the Court indicated it will thereafter grant preliminary approval of the settlement. The settlement is subject to notice to class members and final approval by the Court.

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

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. On March 29, 2021, defendants’ motion to dismiss the amended complaint was granted with leave for the lead plaintiff to file a further amended complaint. On April 22, 2021, lead plaintiff filed a notice stating it would not file a further amended complaint. On April 23, 2021, the Court dismissed the action with prejudice and judgment was entered. Lead plaintiff filed a notice of appeal on April 28, 2021 and filed its opening appeal brief with the United States Court of Appeals for the Ninth Circuit on September 1, 2021. Respondents’ brief in opposition is due November 22, 2021. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

These lawsuits were filed in the U.S. District Court for the District of Delaware alleging patent infringement by 3Shape’s Trios intraoral scanning system and Dental System software. Three of the cases are active and 3Shape filed counterclaims for breach of contract and business torts. Align’s motion to dismiss these 3Shape counterclaims was granted.

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

On October 19, 2020, Align filed a complaint in the U.S. District Court for the Western District of Texas alleging patent infringement by 3Shape’s intraoral scanners and associated software products. In response, 3Shape filed business tort and patent infringement counterclaims. Align moved to dismiss the business tort counterclaims. The Court granted Align’s motion to dismiss all of the business tort counterclaims except for a counterclaim of fraudulent inducement. Align filed a separate motion to dismiss on that counterclaim which is pending.

3Shape and Align’s District Court patent infringement complaints and 3Shape’s counterclaims seek monetary damages and/or injunctive relief. One of Align’s Delaware District Court cases against 3Shape is scheduled for a jury trial beginning on May 31, 2022. The case pending in the Western District of Texas has been given a jury trial date of October 3, 2022. No trial dates have been set in the remaining cases.

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

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. A jury trial is scheduled to begin in this matter on November 20, 2023. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims. Align moved to dismiss the first amended complaint. On September 30, 2021, the Court dismissed the complaint and granted Plaintiffs leave to amend. Plaintiffs filed a second amended complaint on October 21, 2021. Align has not yet responded to the second amended complaint. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

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

On August 27, 2020, Align initiated a confidential arbitration proceeding against the SDC entities before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint alleges that the SDC Entities breached the Supply

Agreement’s terms, causing damages to Align in an amount to be determined. On January 19, 2021, SDC filed a counterclaim alleging that Align breached the Supply Agreement. Align denies the SDC Entities’ allegations in the counterclaim and will vigorously defend itself against them. This arbitration is set for hearing in the first quarter of 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2021, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of September 30, 2021, the 2005 Incentive Plan (as amended) has a total reserve of 27,783,379 shares of which 4,236,601 shares are available for issuance.

Summary of Stock-Based Compensation Expense

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and may be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to our stock-based awards and employee stock purchase plans for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of net revenues	$1,451	$1,247	$4,175	$3,485
Selling, general and administrative	22,229	19,951	67,131	58,284
Research and development	4,722	4,031	13,192	11,394
Total stock-based compensation	$28,402	$25,229	$84,498	$73,163

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years.

A summary for the nine months ended September 30, 2021 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2020	632	$243.55
Granted	162	599.47
Vested and released	(254)	215.09
Forfeited	(33)	343.14
Unvested as of September 30, 2021	507	$365.16	1.4	$337,271

As of September 30, 2021, we expect to recognize $132.3 million of total unamortized compensation cost, net of estimated forfeitures, related to RSUs over a weighted average period of 2.3 years.

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

A summary for the nine months ended September 30, 2021 is as follows:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2020	227	$430.50
Granted	177	658.02
Vested and released	(230)	513.73
Unvested as of September 30, 2021	174	$551.57	1.2	$115,851

As of September 30, 2021, we expect to recognize $45.4 million of total unamortized compensation cost, net of estimated forfeitures, related to MSUs over a weighted average period of 1.2 years.

Employee Stock Purchase Plan (“ESPP”)

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) which will continue until terminated by either the Board of Directors or its administrator. In May 2021, the 2010 Purchase Plan was amended and restated to increase the maximum number of shares available for purchase to 4,400,000 shares. As of September 30, 2021, we have 2,194,566 shares available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	1.2	1.0	1.1	1.0
Expected volatility	51.1%	71.7%	52.7%	55.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.9%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$257.89	$117.32	$246.84	$96.94

As of September 30, 2021, there was $15.0 million of total unamortized compensation costs related to employee stock purchases which we expect to be recognized over a weighted average period of 0.7 year.

Note 9. Common Stock Repurchase Programs

In May 2018, our Board of Directors authorized a plan to repurchase up to $600.0 million of our common stock (“May 2018 Repurchase Program”). As of September 30, 2021, the authorization under the May 2018 Repurchase Program was completed.

In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”). As of September 30, 2021, we have $825.0 million available for repurchase under the May 2021 Repurchase Program.

Accelerated Stock Repurchase Agreements (“ASRs”)

During 2021, we entered into the following ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. The table below sets forth information regarding our repurchases following table summarizes the information regarding repurchases of our common stock during the nine months ended September 30, 2021:

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
April 30, 2021	May 2018	$100.0	July 30, 2021	171,322	$583.70
May 17, 2021	May 2021	$100.0	August 31, 2021	161,707	$618.40
August 2, 2021	May 2021	$75.0	September 27, 2021	109,239	$686.91

As of September 30, 2021, all the ASRs have been completed and the repurchased shares retired.

Subsequent to the third quarter, on October 29, 2021, we entered into an ASR to repurchase $100.0 million of our common stock. We paid $100.0 million and received an initial delivery of approximately 0.1 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $81.0 million and $45.2 million for the three months ended September 30, 2021 and 2020, respectively representing effective tax rates of 30.9% and 24.5%, respectively. Our provision for income taxes was $211.4 million for the nine months ended September 30, 2021 and our benefit from income taxes was $1,452.5 million for the nine months ended September 30, 2020, representing effective tax rates of 26.7% and (883.5)%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2021 primarily due to foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S., partially offset by the recognition of excess tax benefits related to stock-based compensation. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended September 30, 2020 primarily due to state income taxes and non-deductible expenses in the U.S., partially offset by a tax benefit resulting from settlement of an income tax audit. Our effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended September 30, 2020 mainly as a result of the recognition of tax benefits associated with the intra-entity transfer of certain intellectual property rights and fixed assets completed last year.

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

Our total gross unrecognized tax benefits, excluding interest and penalties, were $64.6 million and $46.3 million as of September 30, 2021 and December 31, 2020, respectively, a material amount of which would impact our effective tax rate if recognized. Total interest and penalties accrued as of September 30, 2021 was not material. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, given uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Our total deferred tax liabilities were $32.3 million and $35.7 million as of September 30, 2021 and December 31, 2020, respectively, which were primarily related to the intangible assets from our exocad acquisition.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$180,969	$139,371	$581,059	$1,616,900
Denominator:
Weighted average common shares outstanding, basic	78,904	78,824	78,971	78,729
Dilutive effect of potential common stock	612	339	706	349
Total shares, diluted	79,516	79,163	79,677	79,078

Net income per share, basic	$2.29	$1.77	$7.36	$20.54
Net income per share, diluted	$2.28	$1.76	$7.29	$20.45

Anti-dilutive potential common shares [1]	83	65	67	66

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$72,531	$43,147
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,626	$19,384
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,635	$44,915

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

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues
Clear Aligner	$837,593	$620,764	$2,431,821	$1,400,716
Systems and Services	178,313	113,380	489,664	236,705
Total net revenues	$1,015,906	$734,144	$2,921,485	$1,637,421
Gross profit
Clear Aligner	$638,169	$463,747	$1,869,368	$1,007,605
Systems and Services	116,987	70,341	321,424	145,167
Total gross profit	$755,156	$534,088	$2,190,792	$1,152,772
Income from operations
Clear Aligner	$346,957	$261,774	$1,022,048	$467,078
Systems and Services	65,791	34,912	177,694	52,194
Unallocated corporate expenses	(151,588)	(119,617)	(444,234)	(345,285)
Total income from operations	$261,160	$177,069	$755,508	$173,987
Stock-based compensation
Clear Aligner	$2,824	$2,003	$7,750	$6,628
Systems and Services	169	322	514	553
Unallocated corporate expenses	25,409	22,904	76,234	65,982
Total stock-based compensation	$28,402	$25,229	$84,498	$73,163
Depreciation and amortization
Clear Aligner	$13,191	$10,413	$36,481	$30,231
Systems and Services	5,827	5,092	14,994	11,882
Unallocated corporate expenses	8,596	8,981	27,666	26,656
Total depreciation and amortization	$27,614	$24,486	$79,141	$68,769

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment income from operations	$412,748	$296,686	$1,199,742	$519,272
Unallocated corporate expenses	(151,588)	(119,617)	(444,234)	(345,285)
Total income from operations	261,160	177,069	755,508	173,987
Interest income	401	329	2,427	2,788
Other income (expense), net	427	7,147	34,476	(12,368)
Net income before provision for (benefit from) income taxes	$261,988	$184,545	$792,411	$164,407

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues [1]:
U.S.	$448,858	$332,414	$1,266,258	$744,978
Switzerland	323,036	219,910	1,004,820	512,681
China	86,766	76,825	214,418	142,927
Other International	157,246	104,995	435,989	236,835
Total net revenues	$1,015,906	$734,144	$2,921,485	$1,637,421

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	September 30, 2021	December 31, 2020
Long-lived assets [1]:
Switzerland	$428,786	$257,337
U.S.	204,530	180,539
China	125,558	113,918
Costa Rica	94,308	97,804
Other International	242,314	167,676
Total long-lived assets	$1,095,496	$817,274

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them; our beliefs regarding digital dentistry and its potential to impact our business; our intentions regarding expanding our business; our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates; our expectation regarding customer and consumer purchasing behavior, including expectations related to consumer demand for digital solutions; our expectations for future investments in and benefits from sales and marketing activities; our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global economy, including global supply chain issues; our preparedness and our customers' preparedness to react to changing circumstances and demand, results of operations and financial condition; our expectations for our expenses and capital obligations and expenditures in particular; our intentions to control spending and for investments; our intentions regarding the investment of our international earnings from operations; our belief regarding the sufficiency of our cash balances and borrowing capacity; our judgments regarding the estimates used in our revenue recognition, and assessment of goodwill and intangible assets; our expectations regarding our tax positions and the judgments we make related to our tax obligations; our predicted level of operating expenses and gross margins and other factors beyond our control; our expectations regarding staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally; as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Executive Overview of Results

COVID-19 Update

The outbreak of COVID-19 virus in late 2019 and the pandemic that followed has caused significant volatility and uncertainty in the global and regional economies. This has led to changes in consumer and business behavior, fear and market fluctuations, and restrictions on business and individual activities, all of which has materially impacted supply and demand in broad sectors of the world markets. For us, sales and results of operations were initially materially impacted by the preventative measures implemented to slow the spread, including the complete closure or significantly reduced operations of dental practices. In subsequent quarters, our business rebounded sharply, although the inconsistent pace and scale of recovery generally continues to reverberate throughout global markets, evidenced by significant shortages of raw materials, energy, components, transportation and delivery services, and labor. Additionally, variants of the COVID-19 virus continue to drive unpredictability and hamper the normalization of supply and demand as businesses react to new or renewed localized preventative measures intended to slow the spread of the virus. Notwithstanding these setbacks, in general, the scale and time during which these additional measures are implemented are less impactful on our customers and their patients than the most drastic measures imposed in 2020. For instance, globally both public and private dental practices largely remain open, although many continue to operate at less than pre-pandemic capacities.

Conversely, as a result of the restrictive measures imposed to contain the spread of the virus, the demand for digital solutions has increased as society and businesses have adapted to practices such as social distancing and remote working. Our efforts to promote the digital transformation of dental practices with our clear aligners, intraoral scanners, clinical treatment planning and other offerings has allowed us to quickly respond to increased demand in the dental field. We expect the number of customers that realize the efficiencies and benefits of our digital solutions for their practices and patients to continue to grow even as the pandemic-related restrictions remain unpredictable.

To address the increasing demand for digital solutions, we intend to continue targeting our investment plans in sales, marketing and innovation as well as our capital expenditures, particularly as we expand our manufacturing operations in locations such as Europe, in order to meet the anticipated demand for our solutions.

Nevertheless, the continuing evolution of the pandemic, including the setbacks occurring as a result of new virus strains and the continuing business restrictions and lockdowns, supply chain shortages and delays, the positive impacts of vaccinations, the uncertainties regarding consumer spending as demand for entertainment, dining, and travel returns and remote working diminishes, remains highly fluid and unpredictable. Consequently, the COVID-19 pandemic has caused, and is expected to continue causing for an unknown period of time, disruptions to many of the norms we have historically experienced in the cadence of our quarterly results of operations. As such, our recent operating results and levels of growth may not be indicative of our future performance. Ultimately, however, we believe the digital transition to dentistry that began before the pandemic will continue to be positive for our business, results of operations, cash flows, and financial condition, and we intend to adjust spending to coincide with the pace of recovery and changes in demand.

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

For the three months ended September 30, 2021, we achieved the following, taking into consideration that percentage changes from prior year financial results include the impact of COVID-19 and do not necessarily reflect our future growth rates:

•Revenues of $1.0 billion, an increase of 38.4% year-over-year;
•Clear Aligner revenues of $837.6 million, an increase of 34.9% year-over-year reflecting the expanding opportunity for Invisalign treatment among adults globally, as well as the underlying orthodontic market as we continue to build awareness of the Invisalign brand and drive utilization among teens and younger patients through increased consumer marketing.
◦Americas Clear Aligner revenues of $408.4 million, an increase of 34.3% year-over-year;
◦International Clear Aligner revenues of $375.5 million, an increase of 33.5% year-over-year;
◦Clear Aligner volume increase of 32.1% year-over-year and Clear Aligner volume for teenage patients increase of 26.6% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $178.3 million, an increase of 57.3% year-over-year reflecting strong growth across all regions with continued adoption of the iTero Element 5D and 5D Plus Series of next generation scanners and imaging systems launched in February 2021, as well as increased average selling prices (“ASP”) predominately due to favorable product mix shift towards higher priced scanners;
•Income from operations of $261.2 million and operating margin of 25.7%;
•Effective tax rate of 30.9%;
•Net income of $181.0 million with diluted net income per share of $2.28;
•Cash and cash equivalents of $1.2 billion as of September 30, 2021;
•Operating cash flow of $355.0 million;
•Capital expenditures of $124.3 million, predominantly related to increases to our manufacturing capacity and facilities; and
•Number of employees was 21,590 as of September 30, 2021, an increase of 25.4% year-over-year.

Other Statistical Data and Trends

•Digital Scanner Case Submissions. For the third quarter of 2021, total Invisalign cases submitted with a digital scanner in the Americas increased to 87.9%, up from 83.2% in the third quarter of 2020 and international scans increased to 79.3%, up from 72.1% in the third quarter of 2020. For the third quarter of 2021, 96.1% of Invisalign cases submitted by North American orthodontists were submitted digitally. Our quarterly utilization rates for the last five quarters are as follows:

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
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

•Total utilization rate in the third quarter of 2021 increased to 7.7 cases per doctor compared to 7.1 cases per doctor in the third quarter of 2020.

▪North America: Utilization rate among our North American orthodontist customers increased to 29.7 cases per doctor in the third quarter of 2021 compared to 24.1 cases per doctor in the third quarter of 2020 and the utilization rate among our North American GP customers increased to 5.0 cases per doctor in the third quarter of 2021 compared to 4.2 cases per doctor in the third quarter of 2020.

▪International: International doctor utilization rate was 6.5 cases per doctor in the third quarter of 2021 compared to 6.4 cases in the third quarter of 2020.

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

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and nine months ended September 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2021	2020	Change		2021	2020	Change
Clear Aligner net revenues:
Americas	$408.4	$304.1	$104.3	34.3%	$1,166.4	$683.0	$483.4	70.8%
International	375.5	281.2	94.3	33.5%	1,118.5	632.3	486.2	76.9%
Non-case	53.7	35.4	18.3	51.6%	146.9	85.4	61.5	72.1%
Total Clear Aligner net revenues	$837.6	$620.8	$216.8	34.9%	$2,431.8	$1,400.7	$1,031.1	73.6%
Systems and Services net revenues	178.3	113.4	64.9	57.3%	489.7	236.7	253.0	106.9%
Total net revenues	$1,015.9	$734.1	$281.8	38.4%	$2,921.5	$1,637.4	$1,284.1	78.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Total case volume	655.1	496.1	159.1	32.1%	1,916.5	1,077.4	839.2	77.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2021, total net revenues increased by $281.8 million and $1.3 billion, respectively, as compared to the same periods in 2020 primarily as a result of increases in Clear Aligner volume of 32.1% and 77.9%, respectively, and an increase in the number of scanners recognized across most regions.

Clear Aligner - Americas

For the three months ended September 30, 2021, Americas net revenues increased by $104.3 million as compared to the same period in 2020 primarily due to a 36.4% increase in Clear Aligner volume which resulted in higher net revenues of $110.7 million, partially offset by lower Clear Aligner ASP that decreased net revenues by $6.4 million. Lower ASP was mostly due to higher promotional discounts which decreased net revenues by $8.5 million and higher net deferrals which decreased net revenues by $4.2 million. The decreases in ASP were partially offset by favorable foreign exchange which increased net revenues by $5.0 million.

For the nine months ended September 30, 2021, Americas net revenues increased by $483.4 million, as compared to the same period in 2020, primarily due to a 81.6% increase in Clear Aligner volume which resulted in higher net revenues of $557.3 million, partially offset by lower Clear Aligner ASP that decreased net revenues by $73.9 million. Lower ASP was mostly due to higher net deferrals which decreased revenues by $55.4 million and higher promotional discounts which decreased net revenues by $42.5 million. The decreases in ASP were partially offset by favorable product mix shift which increased net revenues by $22.4 million.

Clear Aligner - International

For the three months ended September 30, 2021, International net revenues increased by $94.3 million, as compared to the same period in 2020, primarily due to a 27.0% increase in Clear Aligner volume which resulted in higher net revenues of $75.8 million. Higher Clear Aligner ASP increased net revenues by $18.5 million mostly due to lower promotional discounts and favorable exchange rates.

For the nine months ended September 30, 2021, International net revenues increased by $486.2 million, as compared to the same period in 2020, primarily due to a 73.5% increase in Clear Aligner volume which resulted in higher net revenues of $464.8 million. Higher Clear Aligner ASP increased net revenues by $21.4 million mostly due to favorable exchange rates which increased net revenues by $65.3 million and favorable product mix shift which increased net revenues by $18.3 million. The increases in ASP were partially offset by higher net deferrals which decreased net revenues by $62.6 million.
Clear Aligner - Non-Case

For the three and nine months ended September 30, 2021, non-case net revenues increased by $18.3 million and $61.5 million, as compared to the same periods in 2020, due to increased Vivera volume across all regions.

Systems and Services

For the three months ended September 30, 2021, Systems and Services net revenues increased by $64.9 million, as compared to the same period in 2020, due to a higher number of scanners recognized which increased net revenues by $27.0 million. Higher scanner ASP increased net revenues by $16.4 million mostly due to favorable product mix shift towards higher priced scanners. Additionally, net revenues increased by $21.5 million primarily as a result of higher iTero service revenues mostly due to a larger scanner install base.

For the nine months ended September 30, 2021, Systems and Services net revenues increased by $253.0 million, as compared to the same period in 2020, due to a higher number of scanners recognized which increased net revenues by $138.3 million. Higher scanner ASP increased net revenues by $39.1 million mostly due to favorable product mix shift towards higher priced scanners. Additionally, net revenues increased by $75.5 million as a result of higher iTero service revenues mostly due to a larger scanner install base and additional exocad CAD/CAM revenues.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Clear Aligner
Cost of net revenues	$199.4	$157.0	$42.4	$562.5	$393.1	$169.4
% of net segment revenues	23.8%	25.3%		23.1%	28.1%
Gross profit	$638.2	$463.7	$174.4	$1,869.4	$1,007.6	$861.8
Gross margin %	76.2%	74.7%		76.9%	71.9%
Systems and Services
Cost of net revenues	$61.3	$43.0	$18.3	$168.2	$91.5	$76.7
% of net segment revenues	34.4%	38.0%		34.4%	38.7%
Gross profit	$117.0	$70.3	$46.6	$321.4	$145.2	$176.3
Gross margin %	65.6%	62.0%		65.6%	61.3%
Total cost of net revenues	$260.8	$200.1	$60.7	$730.7	$484.6	$246.0
% of net revenues	25.7%	27.3%		25.0%	29.6%
Gross profit	$755.2	$534.1	$221.1	$2,190.8	$1,152.8	$1,038.0
Gross margin %	74.3%	72.7%		75.0%	70.4%

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

Clear Aligner

For the three and nine months ended September 30, 2021, our gross margin percentage increased, as compared to the same periods in 2020, primarily due to manufacturing efficiencies driven by higher production volumes.

Systems and Services

For the three and nine months ended September 30, 2021, our gross margin percentage increased, as compared to the same period in 2020, as a result of higher ASP from a product mix shift and an increase in service revenues which was partially offset by higher freight costs.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$428.4	$312.5	$115.9	$1,257.4	$852.4	$405.1
% of net revenues	42.2%	42.6%		43.0%	52.1%

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

For the three months ended September 30, 2021, selling, general and administrative expense increased, compared to the same period in 2020, primarily due to higher compensation related costs of $41.5 million from higher salaries, fringe benefits, commissions, incentive bonuses and stock-based compensation mainly due to increased headcount. Additionally, we also incurred higher advertising and marketing costs of $53.4 million during the three months ended September 30, 2021.

For the nine months ended September 30, 2021, selling, general and administrative expense increased, compared to the same period in 2020, primarily due to higher compensation related costs of $191.5 million from higher salaries, fringe benefits, commissions, incentive bonuses and stock-based compensation due to increased headcount as we continue to invest in sales and marketing to penetrate into new markets. We also incurred higher advertising and marketing costs of $147.2 million during the nine months ended September 30, 2021.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Research and development	$65.6	$44.5	$21.1	$177.8	$126.4	$51.4
% of net revenues	6.5%	6.1%		6.1%	7.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Research and development expense generally includes personnel-related costs, including payroll and stock-based compensation, outside service costs associated with the research and development of new products and enhancements to existing products, software, equipment, material and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and IT.

For the three and nine months ended September 30, 2021, research and development expense increased, compared to the same periods in 2020, primarily due to higher compensation costs including higher salaries, fringe benefits, and incentive bonuses mainly from increased headcount as we continue to focus our investments in innovation and research.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Clear Aligner
Income from operations	$347.0	$261.8	$85.2	$1,022.0	$467.1	$555.0
Operating margin %	41.4%	42.2%		42.0%	33.3%
Systems and Services
Income from operations	$65.8	$34.9	$30.9	$177.7	$52.2	$125.5
Operating margin %	36.9%	30.8%		36.3%	22.1%
Total income from operations [1]	$261.2	$177.1	$84.1	$755.5	$174.0	$581.5
Operating margin %	25.7%	24.1%		25.9%	10.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended September 30, 2021, our operating margin decreased slightly, compared to the same period in 2020, due to higher operating expenses which were partially offset by higher gross margins.

For the nine months ended September 30, 2021, our operating margin increased, compared to the same period in 2020, due to higher gross margins and operating leverage on higher net revenues.

Systems and Services

For the three and nine months ended September 30, 2021, our operating margin percentage increased, compared to the same periods in 2020, due to operating leverage on higher net revenues and higher gross margins due to a favorable mix shift towards higher priced scanners.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Interest income	$0.4	$0.3	$0.1	$2.4	$2.8	$(0.4)
% of net revenues	—%	—%		0.1%	0.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended September 30, 2021, there was no significant change to interest income compared to the same period in 2020.

For the nine months ended September 30, 2021, interest income decreased slightly, compared to the same period in 2020, mainly due to the divestiture of our marketable securities portfolio during the first quarter of 2020 offset by interest income recognized during the nine months ended September 30, 2021 from the SDC arbitration award regarding the value of Align’s capital account balance.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Other income (expense), net	$0.4	$7.1	$(6.7)	$34.5	$(12.4)	$46.8
% of net revenues	—%	1.0%		1.2%	(0.8)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended September 30, 2021, other income (expense), net decreased, compared to the same period in 2020, primarily due to net foreign exchange losses in the three months ended September 30, 2021 as compared to net foreign exchange gains in the same period in 2020. This was partially offset by an unrealized gain on investment held in a private company recognized in the three months ended September 30, 2021.

For the nine months ended September 30, 2021, other income (expense), net increased, compared to the same period in 2020, primarily due to a $43.4 million gain related to the SDC arbitration award recognized in the first quarter of 2021, a $10.2 million loss on a foreign currency forward contract related to the exocad acquisition recognized in 2020 and an increase due to fair value changes relating to an investment held in a private company recognized in the nine months ended September 30, 2021 compared to 2020. These increases were partially offset by net foreign exchange losses in the nine months ended September 30, 2021 as compared to net foreign exchange gains in the same period in 2020.

Provision for (benefit from) income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Provision for (benefit from) income taxes	$81.0	$45.2	$35.8	$211.4	$(1,452.5)	$1,663.8
Effective tax rates	30.9%	24.5%		26.7%	(883.5)%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2021 primarily due to foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S., partially offset by the recognition of excess tax benefits related to stock-based compensation. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended September 30, 2020 primarily due to state income taxes and non-deductible expenses in the U.S., partially offset by tax benefit resulting from settlement of an income tax audit. Our effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended September 30, 2020 mainly as a result of the recognition of tax benefits associated with the intra-entity transfer of certain intellectual property rights and fixed assets completed last year.

The increase in our effective tax rate for the three months ended September 30, 2021, compared to the same period in 2020, is primarily attributable to foreign income taxed at different rates and a tax benefit recognized last year resulting from settlement of an income tax audit. The increase in our effective tax rate for the nine months ended September 30, 2021, compared to the same period in 2020, is primarily attributable to the recognition of tax benefits associated with the intra-entity transfer of certain intellectual property rights and fixed assets during the nine months ended September 30, 2020.

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

Liquidity and Capital Resources

Liquidity and Trends

We fund our operations from product sales. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents, which are comprised of money market funds, of $1.2 billion and $960.8 million, respectively.

As of September 30, 2021 and December 31, 2020, approximately $630.3 million and $412.5 million of cash and cash equivalents was held by our foreign subsidiaries, respectively. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

For 2021, we expect our investments in capital expenditures to exceed $400.0 million. Capital expenditures primarily relate to building construction and improvements as well as additional manufacturing capacity to support our international expansion. This includes our planned investment in a new manufacturing facility in Wroclaw, Poland, our first one in the EMEA region. As we expand our manufacturing operations and penetrate into newer markets, we also expect to invest significantly in sales, marketing and innovation to meet the growing demand for our solutions.

As of September 30, 2021, we have $825.0 million available for repurchase under the stock repurchase program authorized by our Board of Directors in May 2021. Subsequent to the third quarter, on October 29, 2021, we entered into an accelerated stock repurchase agreement to repurchase $100.0 million under the program.

Additional information regarding the impact of COVID-19 on our liquidity and capital resources may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors”.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$899,695	$280,756
Investing activities	(255,719)	(186,840)
Financing activities	(356,759)	(28,360)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10,241)	(568)
Net increase in cash, cash equivalents, and restricted cash	$276,976	$64,988

Operating Activities

For the nine months ended September 30, 2021, cash flows from operations of $899.7 million resulted primarily from our net income of approximately $581.1 million as well as the following:

Adjustments to net income

•Stock-based compensation of $84.5 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $79.1 million related to our investments in property, plant and equipment and intangible assets;
•Gain related to our SDC arbitration award of $43.4 million; and
•Changes in deferred taxes of $48.1 million primarily related to current year amortization and adjustments to our deferred tax assets of our Swiss entity.

Significant changes in working capital

•Increase of $348.4 million in deferred revenues primarily related to increased sales volume in both our Clear Aligner and Systems and Services segments and timing of revenue recognition;

•Increase of $216.1 million in accounts receivable which is primarily a result of the increase in sales; and
•Increase of $74.7 million in prepaid expenses and other assets and an increase of $107.2 million in accrued and other long-term liabilities due to the timing of payment and activities.

Investing Activities

Net cash used in investing activities was $255.7 million for the nine months ended September 30, 2021 which primarily consisted of purchases of property and plant and equipment of $292.0 million, which was partially offset by $43.4 million of proceeds from our SDC arbitration award in addition to $4.6 million received on an unsecured promissory note.

Financing Activities

Net cash used in financing activities was $356.8 million for the nine months ended September 30, 2021 which consisted of payments related to our accelerated stock repurchase agreements of $275.0 million and payroll taxes paid for equity awards through share withholdings of $107.3 million which were partially offset by $25.6 million of proceeds from the issuance of common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2021, compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a discussion of legal proceedings, refer to Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A.RISK FACTORS

The following discussion is divided into two sections. The first, entitled “Risks Relating to our Business Operations and Strategy,” discusses some of the risks that may affect our business, results of operations and financial condition. The second, captioned “General Risk Factors,” discusses some of the risks that apply generally to companies and to owning our common stock, in particular. You should carefully review both sections, as well as our condensed consolidated financial statements and notes thereto and other information appearing in this Quarterly Report on Form 10-Q, for important information regarding these and other risks that may affect us. The order we have chosen to list the risks below or the sections in which we have identified them should not be interpreted to mean we deem any risks to be more or less important or likely to occur or, if any do occur, that their impact may be any less significant than others. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

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
•A disruption in the operations of a primary freight carrier, higher shipping costs or shipping delays could cause a decline in our net revenues or a reduction in our earnings.
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
•We are highly dependent on third party suppliers, some of whom are sole source suppliers for certain key machines, components and materials, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.
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
•The requirements to comply with current or future environmental, health and safety and workforce laws may materially increase our costs, expose us to potential liability and otherwise materially impact our business.

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
•We cannot guarantee that we will continue to repurchase our common stock in the future, and any repurchases that we may make may not achieve our desired objectives.
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

COVID-19 has created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting broad aspects of the global economy, our operations and the businesses of our customers and suppliers. Many of these effects continue to varying degrees and further outbreaks of COVID-19 globally or regionally may harm recovering consumer confidence or renew implementation of harsh preventative measures. Because COVID-19 spreads readily through airways in nasal passages and the mouth, our principal customers, dental and orthodontic practices, were an initial focus of efforts to prevent the spread of the virus leading to the complete or substantial closures of their operations, materially harming our sales and sales efforts. In particular, these preventative measures in the first and second quarters of 2020 materially adversely impacted our business and financial results. In the quarters that have followed, practices across all regions have largely reopened, although many continue to operate at less than pre-pandemic capacities.

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

In response to the COVID-19 pandemic, in 2020 we implemented measures aimed at limiting its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with orders and decrees of governmental agencies. These measures included diagnostic screenings at our facilities, increased social distancing mandates, closures of physical offices, manufacturing and treatment planning facilities, including our U.S. corporate headquarters and regional facilities worldwide, implementing remote working where feasible, prohibiting non-essential travel, and converting underutilized manufacturing capacity to produce personal protective equipment. Many of these actions remain in effect to varying degrees, although we may implement new or revise existing requirements as circumstances require. The actions and reactions to voluntary and involuntary requirements have been highly disruptive to our business and may continue to be disruptive. As physical offices are allowed to reopen, the rules and regulations for reopening will likely increase in complexity, making compliance more difficult. Furthermore, if employees perceive the protocols and requirements we implement to create a safe and effective work environment to be inadequate, overly burdensome or no longer necessary, employees may choose to leave, productivity may decline or we may experience employee unrest, slowdowns, stoppages or other demands, we may fail to timely meet customer demand or fulfill orders, the costs to maintain or implement protective measures or deliver our products may increase, and we may be subject to increased litigation, including product liability and occupational safety and condition claims.

As the economic and societal impact of the pandemic continues to unfold, we are continually evaluating macroeconomic as well as industry-specific factors, including the extent our business and financial results have been and may in the future be impacted as well as those of our customers and suppliers, and the financial health and stability of businesses and consumers overall depends on numerous evolving factors, many of which we cannot control nor accurately predict. Examples include:

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
•disruptions and shortages impacting the cost, availability and timing of the procurement, delivery, manufacturing and overall supply chain for raw materials, components, parts and products, including semiconductor chips;
•delays and cancellations as a result of port congestion and intermittent supplier shutdowns;
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
•the impact of remote working arrangements on our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed is timely and accurately recorded, processed, summarized, reported, and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure; and
•diversion of management as they focus on the short- and long-term ramifications of the pandemic.

The effects of the pandemic continue to linger and evolve and we cannot predict the future direct and ancillary impacts of the pandemic on our business or results of operations, although they may have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price as well as the businesses of our customers, suppliers and economic activity generally.

Our net revenues are dependent primarily on our Invisalign System and iTero Scanners and any decline in sales or average selling price of these products for any reason, may adversely affect net revenues, gross margin and net income.

Our net revenues remain largely dependent on sales of our Invisalign System of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign System, primarily our comprehensive products, will continue to account for the majority of our net revenues, making the continued and widespread acceptance of the Invisalign System by orthodontists, GPs and consumers critical to our future success. Sales of our iTero scanners have become a material percentage of our overall revenues and we expect our 2020 acquisition of exocad to complement the adoption of digital dentistry. If orthodontists and GPs experience a reduction in consumer demand for orthodontic services; if consumers prove unwilling to adopt Invisalign System treatment as rapidly or in the volumes we anticipate and at the prices offered; if orthodontists or GPs choose to continue using wires and brackets or competitive products rather than the Invisalign System or the rates at which they utilize the Invisalign System fail to increase or increase as rapidly as anticipated; if sales of our iTero scanners decline or fail to grow sufficiently or as expected; if the acquisition of exocad does not produce the results expected; or if the average selling price of our products declines for any reason, our operating results could be harmed.

The average selling prices of our products, particularly our Invisalign System, are influenced by numerous factors, including the type and timing of products sold (including the timing of orders for additional clear aligners under certain Invisalign products), price increases and reductions, product mix, product and services bundling, promotions, and foreign exchange rates. We provide volume-based discount programs to our customers. In addition, we sell a number of products at different list prices which may differ based on country and season. If we change volume-based discount programs that affect our average selling prices; if we introduce price reductions or consumer rebate programs; if we implement new or expand existing discount programs or participation in these programs increases; if we introduce new or change existing products or services, or modify how we market or sell any of our new or existing products or services; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected. Moreover, some programs, products and services have been unsuccessful or driven demand in unexpected and material ways and this may happen again in the future. If any of the foregoing were to occur, our net revenues, gross profit, gross margin and net income may decline.

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

Currently, our clear aligner system competes directly against traditional metal wires and brackets and increasingly against clear aligners manufactured and distributed by new market entrants and traditional manufacturers of wires and brackets, both within and outside the U.S., and from traditional medical device companies, laboratories, startups and, in some cases, doctors and dental service organizations ("DSOs") themselves. Due in part to market opportunities and the expiration of certain of our key patents beginning in 2017, competition in the clear aligner market is increasing. The number and types of competitors are diverse and vary by segment, geography and customers, including new and well-established regional competitors, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities, including the ability to leverage existing dental market channels to compete directly with us. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote teledentistry model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who can manufacture custom aligners in their offices using modern 3D printing technology. Large consumer product companies may also enter the orthodontic supply market.

The manipulation and movement of teeth and bone is a delicate process with potentially painful and debilitating results if improperly performed or monitored. Accordingly, we are committed to delivering our Invisalign System solutions primarily through trained and skilled doctors. Invisalign System treatment requires a doctor's prescription and an in person physical examination of the patient’s dentition before beginning treatment; however, with the advent of DTC providers, there has been a shift away from traditional practices that may impact our primary selling channels. We also believe doctors and DSOs are sampling alternative products and/or taking advantage of competitive promotions and sale opportunities. In addition, we may face competition from companies that introduce new technologies and we may be unable to compete with these competitors or they may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed. To stimulate product and services demand, we have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers. Whether or not successful, these promotional campaigns can have unexpected and unintended consequences, including reduced gross margins, profitability and average selling prices, loss of market share, and may discourage dental professionals’ efforts and commitment to use our products, any of which could materially adversely affect our net revenues, volume growth, net income and stock price. We cannot assure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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
•import and export risks, including shipping delays and cost increases, penalties, controls, license requirements and restrictions;
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
•general geopolitical instability and the responses to it, such as the possibility, threat of, imposition of, or changes in sanctions, trade restrictions and tariffs, particularly involving key customers, development or manufacturing markets such as China, Mexico, Russia, Eastern Europe or other countries;
•interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure;
•delays, disruptions and increasing costs to us and our suppliers for raw materials or components, manufacturing, and transportation, including as a result of customs clearance, port congestion, workforce unrest or labor shortages, slowdowns or stoppages, unionization efforts, or disasters, whether natural forces or human caused;
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

The potential impacts of the United Kingdom’s (“UK”) withdrawal from the European Union ("EU") are still unfolding and could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses are subject, including those involving data privacy and the regulation of medical devices. The withdrawal could also, among other potential outcomes, disrupt the free and timely movement of goods, services, people, data and information and significantly disrupt trade. Further, uncertainty around these and related issues could lead to adverse effects on the economies and political stability of the UK, EU and the other economies in which we operate.

Should any of these factors, either individually or in combination, occur they could materially impact our international operations and adversely affect our business as a whole.

Demand for our products may not increase as rapidly as we anticipate or may decrease due to a variety of factors, including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, pandemics, prevailing economic conditions, levels of employment, salaries and wage rates, debt obligations, discretionary income, inflation, consumer confidence and consumer perception of current and future economic conditions. Declines in, or uncertain economic outlooks for, the U.S. or certain international economies could adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic and dental case starts, reduce patient traffic in dentists’ offices, reduce or shift spending away from elective, non-urgent, or higher value procedures or reduce demand for dental services generally, any of which could materially adversely affect our sales and operating results. Conversely, the pandemic may have temporarily limited options for consumer spending and demand for our products may decline once travel and other restrictions are eased. Weakness in the global economy can result in a challenging environment for selling dental technologies and dentists may postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. In addition, Invisalign treatment, which accounts for the vast majority of our net revenues, represents a significant change from traditional metal brackets and wires orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe the Invisalign treatment is appropriate for only a limited percentage of patients. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

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

In addition, we do not have a history of significant acquisitions and integrating exocad during the COVID-19 pandemic has presented and continues to pose challenges which may make it difficult to achieve the expected financial, technical or strategic benefits of the acquisition in the time frames anticipated, if at all. Potential risks we may experience include:

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

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems, personnel and suppliers. In order to manage current operations and future growth effectively, we must continue implementing and improving our operational, financial and management information systems, hire, train, motivate, manage and retain employees, and ensure our suppliers remain diverse and capable of meeting growing demand for the systems, raw materials, parts and components essential to the manufacture and delivery of our products. We may be unable to manage such growth effectively while balancing near-term efforts to meet existing demand, including adding personnel, creating scalable, secure and robust systems and operations, and automating processes needed for long term efficiencies. Any such failure could have a material adverse impact on our business, operations and prospects. We continue to establish treatment planning and manufacturing facilities closer to our international customers in order to provide doctors with better experiences, improve their confidence in using the Invisalign System and iTero intraoral scanners to treat more patients and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to obtain regulatory clearance and certifications for, move into, plan, construct and equip additional order acquisition, treatment planning and manufacturing facilities is subject to significant risk and uncertainty, including risks related to establishing facilities, hiring and retaining employees and delays and cost overruns, any of which may be out of our control and may negatively impact our gross margin. In addition, any facilities located in higher cost regions compared to Mexico, China and Costa Rica may negatively impact our gross margin. If the transition into additional facilities is significantly delayed, if a facility is required to temporarily or permanently, partially or fully shut down, or demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

In addition, because adapting production capacity and related cost structures to changing market conditions takes time, our facilities capacity may at times exceed or fall short of our production requirements. For instance, as a result of the COVID-19 pandemic, sales in the final weeks of the first quarter of 2020 declined substantially and operations at our manufacturing facilities declined shortly thereafter. Thereafter, as dental practices reopened we experienced a rapid increase in demand. If product demand decreases or increases more than forecast, we could be required to write off inventory or record excess capacity charges, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to fulfill customer demand in the time frames and with the quantities required, any of which may take time to accomplish, lower our gross margin, inhibit sales or harm our reputation. Additionally, if we are required to implement new or modify existing health and safety protocols to safeguard our employees, customers or their patients, productivity could decline. Production of our clear aligners and intraoral scanners are also limited by capacity constraints due to a variety of factors, including labor shortages, shipping delays, our dependency on third party vendors for key materials, parts, components and equipment, and limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results.

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

A significant portion of our clear aligner production is dependent on digital scans from our iTero and third-party intraoral scanners. Failures of all or any portion of ours or third party software or other components or systems to interoperate with iTero or third party scanners, termination of interoperability with third party scanners, malware or ransomware attacks, product or system vulnerabilities or defects, or a system outage for any reason have harmed our operations previously and in the future could affect materially and adversely our ability to accept scans, manufacture clear aligners or otherwise service our customers which may, amongst other things, harm our sales, damage our reputation, or result in litigation.

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

We retain confidential customer financial as well as patient health information in addition to our own proprietary information and data essential to our business operations. Therefore, it is critical that the facilities and infrastructure on which we depend to run our business and the products we develop remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, our products as well as the infrastructure and IT systems on which we depend are vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks by third parties, malware and ransomware, employee error or malfeasance or similar disruptive problems. For example, we have experienced cybersecurity incidents and may again in the future. Further, the frequency of third-party cyber attacks has increased since the onset of the COVID-19 pandemic. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations and could impair our reputation and competitive position. Affected parties could initiate legal or regulatory action against us, which could cause us to incur significant expense and liability or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage.

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

In addition, we must comply with numerous data privacy and data security requirements that span from individual state and national laws in the U.S. and China to multinational requirements in the EU. For instance, China has enacted new, complex and highly restrictive cybersecurity, data localization, and cross border data transfer laws. In the EU, we must comply with the General Data Protection Regulation which serves as a harmonization of EU data-privacy laws, and in the U.S., we must comply with data privacy and data security provisions of the U.S. Health Insurance Portability and Accountability Act ("HIPAA") regulations. Moreover, the number of local and national governments enacting data privacy laws continues to increase and we expect this trend to continue. Maintaining compliance with these laws and regulations is costly and could require complex changes in the way we do business or provide services to our customers and their patients. Additionally, our success may be dependent on the success of healthcare providers in managing data privacy and data security requirements.

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

Our quarterly and annual operating results have and will continue to fluctuate for a variety of reasons, including as a result of changing doctor and consumer product demand. Some of the factors that have historically and in the future could cause our operating results to fluctuate include:

•limited visibility into and difficulty predicting from quarter to quarter, the types of procedures and level of activities in our customers’ practices;
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
•seasonal fluctuations, including those related to patient demographics such as the seasonality of teen treatments in the U.S., China and Europe as well as the number of doctors in their offices and their availability to take appointments;
•success of or changes to our marketing programs from quarter to quarter;
•timing and fluctuation of spending around marketing and brand awareness campaigns and industry trade shows;
•our reliance on our contract manufacturers for the production of sub-assemblies for our intraoral scanners;
•increased advertising or marketing efforts or aggressive price competition from competitors;
•changes to our effective tax rate;
•unanticipated delays and disruptions in the manufacturing process caused by insufficient capacity or availability of raw materials, parts or components, shortages or turnover in the labor force or the introduction of new production processes, power outages or insufficient power, natural or other disasters, pandemics or general economic conditions impacting the solvency of vendors in our supply chain;
•underutilization of manufacturing and treat facilities;
•major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;
•costs and expenditures in connection with such things as the establishment of treatment planning and fabrication facilities, the hiring and deployment of personnel, and litigation;
•unanticipated delays or disruptions in our receipt of patient records made through intraoral scanners for any reason;
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

A disruption in the operations of a primary freight carrier, higher shipping costs or shipping delays could cause a decline in our net revenues or a reduction in our earnings.

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

Treatment planning is a key step leading to our manufacturing process which relies on sophisticated computer software. This requires new technicians to undergo a relatively long training process, often 120 days or longer. As a result, if we are unable to accurately predict our volume growth, we may have an insufficient number of trained technicians to ensure products are manufactured and delivered within the time frames our customers expect. Such delays could cause us to lose existing customers or fail to attract new customers. This could cause a decline in our net revenues and net income and could adversely affect our results of operations. Conversely, if we hire and train too many technicians in anticipation of volume growth that does not materialize, materializes at a rate slower than anticipated, or if volumes decline, our costs and expenditures may outpace our revenue growth, harming our gross margins and financial results.

We are dependent on our marketing activities to deepen our market penetration and raise awareness of our brand and products, which may not prove successful or may become less effective or more costly to maintain in the long term.

Our marketing efforts and costs are significant and include national and regional campaigns involving television, print media, social media and, more recently, alliances with professional sports teams, social media influencers and other strategic partners. We attempt to structure our advertising campaigns to increase brand awareness, adoption and goodwill; however, there is no assurance our campaigns will achieve the returns on advertising spend desired, successfully increase brand or product awareness sufficiently to sustain or increase our growth goals or generate the goodwill and positive reputational goals we intend. Moreover, should any of these entities or individuals take actions in support of, make or publish statements in support of or lend support to events or causes which may be perceived by all or any portion of society negatively, our sponsorships or support of these entities or individuals may be called into question, boycotts of our products announced, and our reputation may be harmed, any of which could have an adverse effect on our gross margin and business overall. In addition, various countries restrict direct to consumer advertising of our products and we could run afoul of restrictions and be ordered to stop certain marketing activities.

Additionally, we rely heavily on data generated from our campaigns to target specific audiences and evaluate their effectiveness, particularly data generated from Internet activities on mobile devices. To obtain this data, we are dependent on third parties and popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes in such systems that degrade, reduce or eliminate our ability to target or measure the results of ads or increase costs to target audiences could adversely affect the effectiveness of our campaigns. For example, Apple has released mobile operating systems that include significant data privacy changes that may limit our ability to interpret, target and measure ads effectively.

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

As a supplier of medical devices and solutions, we and many of our customers and suppliers are subject to extensive and frequently changing regulations under numerous federal, state, local and foreign laws. Our healthcare provider customers and distributors are also subject to a wide variety of laws and regulations that affect the nature and scope of their relationships with us. The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. For instance, regulations affecting the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, such as HIPAA, may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. Our critical vendors and service providers are similarly subject to various regulations. Our failure, or the failure of our suppliers, customers, advertisers and influencers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including actions alleging false or misleading advertising, unfair or anti-competitive business practices or other violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. There can be no assurance that we will adequately address the business risks associated with the implementation and compliance with such laws or that we will be able to take advantage of any resulting business opportunities.

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

Consequently, if we cannot successfully obtain approval for our products or services or timely and cost-effectively maintain compliance with laws regulating our products and services, our results of operations and financial condition could be harmed.

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

We are highly dependent on third party suppliers, some of whom are sole source suppliers, for certain key machines, components and materials, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.

We are highly dependent on our supply chain, particularly manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We purchase the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. Moreover, we rely on a third-party manufacturer to supply key sub-assemblies for our iTero Element scanner. Our relationships with one or more of our suppliers could change. For instance, our suppliers could encounter financial, operating or other difficulties, be unable to hire or maintain personnel, or fail to timely obtain supplies, maintain manufacturing standards or controls, or timely deliver materials, parts or components. Further, the effects of climate change on regional and global economies could change the supply, demand or availability of sources of energy or other resources material to our products and operations, and affect the availability or cost of natural resources and goods and services on which we rely.

Additionally, our relationship or the terms by which we contract with any of our suppliers could change. Because of our dependence on our suppliers, changes in one or more of our relationships with them can materially impact our business. For instance, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. Finding substitute manufacturers may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of one or more products, including our intraoral scanners, causing us to lose revenues and suffer damage to our customer relationships. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these manufacturers to produce the needed equipment and materials in sufficient quantities to support our growth. Conversely, in order to secure supplies for production of products, we sometimes enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer. In the event of technology changes, delivery delays, labor stoppages or shortages, or shortages of, or increases in price for, these items, our sales may slow and our business and growth prospects may be harmed.

We primarily rely on our direct sales force to sell our products, and any failure to train and maintain our key sales force personnel could harm our business.

Our ability to sell our products and generate revenues primarily depends upon the success of our direct sales force within our Americas and International markets. We do not have any long-term employment contracts with our direct sales force and the loss of the services of key personnel or groups of employees may harm our business. In order to provide more comprehensive sales and service coverage and pursue growth opportunities, we continue to increase the size of our sales force domestically and internationally. Moreover, as we focus on market penetration, we have segregated sales personnel to focus on specific markets such as orthodontists and GPs. It can take up to twelve months or more to train sales representatives to successfully market and sell our products and for them to establish strong customer relationships. If we are unable to expand our sales force, retain our key sales personnel or quickly replace personnel with individuals of equivalent technical expertise and qualifications, if we are unable to successfully instill technical expertise in new and existing sales representatives, if we fail to establish and maintain strong relationships with our customers, or if our efforts at specializing our selling techniques prove unsuccessful or not cost-effective, our net revenues and our ability to maintain market share could be materially harmed.

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

Our products and services involve an inherent risk of claims concerning their design, manufacture, safety and performance, how they are marketed and advertised in a complex framework of highly regulated domestic and international laws and regulations, how we package, bundle or sell them to customers who may be private individuals or companies or public entities such as hospitals and clinics and how we train and support doctors, their staffs and patients who administer or use our products. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, consumer fraud and unfair business practices. Additionally, we may be held liable if any product we develop or manufacture or services we offer or perform causes injury or is otherwise found unhealthy or unsuitable. Even if our products are safe, if they are promoted for use or used in unintended or unexpected ways or for which we have not obtained clearance or approvals ("off-label" usage), we may be investigated, fined or have our products or services enjoined or clearances rescinded by administrative agencies or we may be required to defend ourselves in litigation. Although we intend to continue to maintain insurance for product liability, business practices and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may not be sufficient against potential liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in significant legal defense costs and damage our reputation, increase our expenses and diverting management’s attention away from the operation of our business.

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

The requirements to comply with current or future environmental, health and safety and workforce laws may materially increase our costs, expose us to potential liability and otherwise materially impact our business.

Our operations are subject to a variety of existing local, regional and global environmental, health and safety and workforce laws and regulations, and we will likely be required to comply with new, broader, more complex and costly laws and regulations that focus on societal and environmental matters in the future. Our compliance obligations will likely span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, and disposal activities. For instance, many U.S. and foreign regulators have enacted or are considering enacting new or additional limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from power generation units using fossil fuels like coal and natural gas. The effects of greenhouse gas emission limits on power generation that have been enacted already or that may be enacted in the future are subject to significant uncertainties, including the timing of any new requirements and levels of emissions reductions. Moreover, alternative energy sources that supply the power to meet current and future demands of Align, our suppliers and the global and regional economies in general, coupled with reduced investments in traditional energy sources and infrastructure, may fail to provide the predictable, reliable, and consistent energy that Align, its suppliers and other businesses need for operations. Meeting our obligations under existing laws, rules, or regulations is already costly, and we expect those costs to increase in the future, possibly materially. Additionally, we expect regulators to perform investigations, inspections and periodically audit our compliance with these laws and regulations, and we cannot provide assurance that our compliance efforts or operations will be compliant or adequate. If we fail to comply with applicable laws, rules and regulations, we could be subject to significant penalties or liabilities and we may be required to implement new and significantly more costly processes and procedures to come into compliance.

In addition to us, our suppliers are also subject to environmental, health and safety and workforce laws and regulations, that may impact their businesses. For instance, the sourcing and availability of metals that may be used in the manufacture of, or contained in, our products may be affected by laws and regulations in the U.S. or internationally regarding the use of minerals obtained from certain regions of the world like the Democratic Republic of Congo and adjoining countries. Although we do not believe that we or our suppliers source minerals from this region, these laws and regulations may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to manufacture products in sufficient quantities or at competitive prices, leading customers to potentially choose competitive goods and services. We may furthermore suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. Regardless, compliance with these laws and regulations will require time and effort by our personnel and others, and we will incur additional costs which may negatively impact our revenues and results of operations.

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

Moreover, competition for qualified employees in our industry is intense, and our employees are targeted by other employers. Our compensation and benefit arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Furthermore, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities, restrictive immigration policy and regulatory changes, and, more recently, an increase in employees choosing to retire or quit with no immediate intentions to continue working.

We also believe a key factor in our success has been the culture we have created that emphasizes a shared vision and values focusing on agility, customer success and accountability. We believe this culture fosters an environment of integrity, innovation, creativity, and teamwork but we have also experienced in the past and expect to experience in the future, difficulties attracting and retaining employees that meet the qualifications, experience, compliance mindset and values we expect.

Additionally, many of our employees have worked remotely during the COVID-19 pandemic, which makes it difficult to maintain or enhance our culture, especially for employees onboarded remotely. As we evaluate when and how to return employees to our offices globally, we continue to assess the impact various return-to-office plans may have on our culture, morale, and hiring and retention, particularly considering tight labor markets and generous or broad remote working policies being adopted by companies against whom we compete for talent. Should we choose to require employees to return to the office, implement or modify a remote working policy, and/or allow or modify a hybrid approach in which employees can continue to work from home or other remote locations on a limited or part time basis only, it may materially increase our costs or create unforeseen challenges or complications, including:

•difficulties maintaining our corporate culture, disruption of morale or decreased loyalty;
•negative impacts to collaboration, performance and productivity;
•increased employee stress, fatigue or “burn out” by employees unable to disengage their work life from the home life;
•increased operational, governance, compliance, and tax risks;
•increased attrition or limits to our ability to attract employees who prefer to continue working remotely full time, in the office or in geographies different from where they were hired to work or are expected to work;
•problems managing office space requirements;

•greater risk of breaches of data protection and cybersecurity protocols, inadvertent or unauthorized use or dissemination of our confidential information, including information that may be deemed material;
•concerns regarding favoritism or discrimination;
•strains to our business continuity plans and difficulties achieving our strategic objectives; and
•increased labor and employment claims and litigation.

If we are unable to attract and retain personnel that meet our selection criteria or relax our standards in order to meet the demands of our growth or if our growth is not managed effectively, our corporate culture, ability to achieve our strategic objectives, and our compliance with obligations under our internal controls and other requirements may be harmed.

Business disruptions could seriously harm our financial condition.

Our global operations have been disrupted by natural or human induced disasters in the past and will likely be disrupted and harmed again in the future, including as a result of earthquakes, tsunamis, floods, droughts, hurricanes, typhoons, wildfires, extreme weather conditions, power outages, restrictions and shortages, telecommunications failures, materials scarcity and price volatility, and medical epidemics or health pandemics. For instance, the COVID-19 pandemic and subsequent recovery materially impacted our sales and business operations in 2020, the operations of our customers and the global economy overall. Further, initiatives and legislation designed to reduce, restrict or eliminate greenhouse gas emissions from power generation may have the effect of increasing our costs and those of our suppliers and could result in manufacturing, transportation and supply chain disruptions and delays if clean energy alternatives are not readily available in adequate supply when required. When such events occur, they may, individually or in the aggregate, affect our ability to provide products, services and solutions to our customers, and could cause production delays or limitations, create adverse effects on distributors, disrupt supply chains, result in shipping and distribution disruptions and reduce the availability of or access to one or more facilities. Climate change is likely to increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. The occurrence of any material or prolonged business disruptions could harm our growth and expansion, result in significant losses, seriously harm our revenue, profitability and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our digital dental modeling is primarily processed in our facility located in San Jose, Costa Rica. The operations teams in Costa Rica and other global locations create ClinCheck treatment plans using sophisticated computer software. In addition, certain of our customer facing operations are located in Costa Rica. Our aligner molds and finished aligners are fabricated in Mexico and China. Both locations in Costa Rica and Mexico as well as others are in earthquake zones and may be subject to other natural disasters. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing significant delays receiving their aligners and a decrease in service levels for a period of time. Moreover, a significant portion of our research and development activities are located in California, which suffers from earthquakes, periodic droughts, power shortages and wildfires affecting the health and safety of our employees. Any such business interruptions could materially and adversely affect our business, financial condition and results of operations.

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

Although the U.S. dollar is our reporting currency, a growing portion of our net revenues and net income are generated in foreign currencies. Net revenues and net income generated by subsidiaries operating outside of the U.S. are translated into U.S. dollars using constantly, often substantially, fluctuating exchange rates. As a result, negative movements in exchange rates against the U.S. dollar have and may increasingly adversely affect our net revenues and net income in our consolidated financial statements. We enter into currency forward contract transactions in an effort to cover some of our exposure to currency fluctuations but there is no assurance these transactions will fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have an adverse effect on our financial condition.

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

Additionally, in July 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop compelling banks to submit interest rates for the calculation of the London Interbank Offered Rate ("LIBOR") after 2021. Although we do not have any outstanding debt under our 2020 Credit Facility, were we to draw on it, the outstanding amounts would bear interest at fluctuating interest rates, primarily based on LIBOR or an approved replacement benchmark. We also have other contracts that may be indexed to LIBOR. We are monitoring this matter and evaluating the related risks and potential impact of the expiration of LIBOR. If LIBOR is discontinued, reformed or replaced, any indebtedness that we incur may be indexed to a replacement benchmark, such as the Secured Overnight Financing Rate ("SOFR"). Any such change could cause the effective interest rate under an agreement, including our 2020 Credit Facility, and our overall interest expense to increase, adversely affecting our cash flows and results of operations.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review our goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired and assessing these assumptions and predicting and forecasting future events can be difficult. Goodwill and purchased assets require periodic fair value assessments to determine if they have become impaired. Consequently, we may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or long-lived asset group is determined.

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

New tax laws, or changes in existing tax laws or tax rulings, or the way they are applied to our business could negatively impact our income tax provision and net income or subject us to new or greater tax burdens that may harm our sales or results of operations.

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

Periodically, we may acquire, or make investments in, complementary companies, products or technologies like our acquisition of exocad in 2020. Alternatively, we may be unable to find suitable acquisition targets in the future, and we may not be able to complete acquisitions on favorable terms, if at all. If we do make investments or complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals or desired synergies, and any investments that we make or acquisitions we complete could be viewed negatively by our customers, securities analysts and investors. Moreover, to the extent we make strategic investments, the companies in which we invest may fail or we may ultimately own less than a majority of the outstanding shares of the company and be outvoted on critical matters or issues that could harm us or the value of our investment.

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

We cannot guarantee that we will continue to repurchase our common stock in the future, and any repurchases that we may make may not achieve our desired objectives.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended September 30, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs(1),(2)
July 1, 2021 through July 31, 2021	36,988	$540.72	36,988	$900,000,000
August 1, 2021 through August 31, 2021	104,959	$762.56	104,959	$824,962,500
September 1, 2021 through September 30, 2021	23,007	$651.97	23,007	$824,962,500
Total	164,954		164,954

1 May 2018 Repurchase Program. On May 23, 2018, we announced that our Board of Directors authorized a $600 million share repurchase program. As of September 30, 2021, the authorization under the May 2018 Repurchase Program was completed.

2 May 2021 Repurchase Program. On May 13, 2021, we announced that our Board of Directors had authorized a plan to repurchase up to $1.0 billion of our common stock. The program does not have an expiration date. Subsequent to the third quarter, on October 29, 2021, we entered into an ASR to repurchase $100.0 million of our common stock. We paid $100.0 million and received an initial delivery of approximately 0.1 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount.

See Note 9 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the repurchase programs.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1	Fixed Dollar Accelerated Share Repurchase Confirmation between Goldman Sachs & Co. LLC and Align Technology, Inc. dated July 30, 2021.				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

†     The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

November 2, 2021	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Senior Vice President, Global Finance