Form 10-Q
period 2022-03-31
ALIGN TECHNOLOGY INC
filed 2022-05-05
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(602) 742-2000
(Registrant’s telephone number, including area code)
 ____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ALGN	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 29, 2022 was 78,805,547.

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

Item 1. Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues	$973,219	$894,771
Cost of net revenues	263,873	217,673
Gross profit	709,346	677,098
Operating expenses:
Selling, general and administrative	439,457	397,115
Research and development	71,807	54,537
Total operating expenses	511,264	451,652
Income from operations	198,082	225,446
Interest income and other income (expense), net:
Interest income	677	1,643
Other income (expense), net	(11,273)	34,532
Total interest income and other income (expense), net	(10,596)	36,175
Net income before provision for income taxes	187,486	261,621
Provision for income taxes	53,188	61,245
Net income	$134,298	$200,376

Net income per share:
Basic	$1.71	$2.54
Diluted	$1.70	$2.51
Shares used in computing net income per share:
Basic	78,742	79,000
Diluted	79,193	79,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$134,298	$200,376
Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(7,311)	(14,451)
Change in unrealized gains (losses) on investments, net of tax	(2,728)	(20)
Other comprehensive loss	(10,039)	(14,471)
Comprehensive income	$124,259	$185,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$926,119	$1,099,370
Marketable securities, short-term	86,749	71,972
Accounts receivable, net of allowance for doubtful accounts of $9,764 and $9,245, respectively	950,892	897,198
Inventories	275,669	230,230
Prepaid expenses and other current assets	241,339	195,305
Total current assets	2,480,768	2,494,075
Marketable securities, long-term	107,695	125,320
Property, plant and equipment, net	1,140,922	1,081,926
Operating lease right-of-use assets, net	125,252	121,257
Goodwill	411,965	418,547
Intangible assets, net	103,499	109,709
Deferred tax assets	1,515,620	1,533,767
Other assets	57,693	57,509
Total assets	$5,943,414	$5,942,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,509	$163,886
Accrued liabilities	465,071	607,315
Deferred revenues	1,212,067	1,152,870
Total current liabilities	1,863,647	1,924,071
Income tax payable	123,476	118,072
Operating lease liabilities	104,983	102,656
Other long-term liabilities	184,456	174,597
Total liabilities	2,276,562	2,319,396
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,805 and 78,710 issued and outstanding, respectively)	8	8
Additional paid-in capital	992,287	999,006
Accumulated other comprehensive income (loss), net	(5,713)	4,326
Retained earnings	2,680,270	2,619,374
Total stockholders’ equity	3,666,852	3,622,714
Total liabilities and stockholders’ equity	$5,943,414	$5,942,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2022	Shares	Amount
Balance as of December 31, 2021	78,710	$8	$999,006	$4,326	$2,619,374	$3,622,714
Net income	—	—	—	—	134,298	134,298
Net change in unrealized gains (losses) from investments	—	—	—	(2,728)	—	(2,728)
Net change in foreign currency translation adjustment	—	—	—	(7,311)	—	(7,311)
Issuance of common stock relating to employee equity compensation plans	239	—	14,827	—	—	14,827
Tax withholdings related to net share settlements of equity awards	—	—	(51,533)	—	—	(51,533)
Common stock repurchased and retired	(144)	—	(1,634)	—	(73,402)	(75,036)
Stock-based compensation	—	—	31,621	—	—	31,621
Balance as of March 31, 2022	78,805	$8	$992,287	$(5,713)	$2,680,270	$3,666,852

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2021	Shares	Amount
Balance as of December 31, 2020	78,860	$8	$974,556	$43,501	$2,215,800	$3,233,865
Net income	—	—	—	—	200,376	200,376
Net change in unrealized gains (losses) from investments	—	—	—	(20)	—	(20)
Net change in foreign currency translation adjustment	—	—	—	(14,451)	—	(14,451)
Issuance of common stock relating to employee equity compensation plans	276	—	13,133	—	—	13,133
Tax withholdings related to net share settlements of equity awards	—	—	(66,568)	—	—	(66,568)
Stock-based compensation	—	—	27,241	—	—	27,241
Balance as of March 31, 2021	79,136	$8	$948,362	$29,030	$2,416,176	$3,393,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,298	$200,376
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	17,464	28,979
Depreciation and amortization	29,626	25,635
Stock-based compensation	31,621	27,241
Non-cash operating lease cost	7,526	5,911
Arbitration award gain	—	(43,403)
Other non-cash operating activities	8,612	5,795
Changes in assets and liabilities:
Accounts receivable	(55,543)	(67,423)
Inventories	(49,455)	(15,582)
Prepaid expenses and other assets	(48,665)	(34,858)
Accounts payable	7,025	(14,936)
Accrued and other long-term liabilities	(126,400)	(475)
Long-term income tax payable	5,405	3,920
Deferred revenues	68,984	106,007
Net cash provided by operating activities	30,498	227,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(87,328)	(43,431)
Purchase of marketable securities	(15,041)	—
Proceeds from maturities of marketable securities	6,095	—
Proceeds from sales of marketable securities	8,528	—
Repayment on unsecured promissory note	—	4,594
Proceeds from arbitration award	—	43,403
Other investing activities	(2,452)	—
Net cash (used in) provided by investing activities	(90,198)	4,566
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,827	13,133
Common stock repurchases	(75,036)	—
Payroll taxes paid upon the vesting of equity awards	(51,533)	(66,568)
Net cash used in financing activities	(111,742)	(53,435)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,826)	(7,487)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(173,268)	170,831
Cash, cash equivalents, and restricted cash at beginning of the period	1,100,139	961,474
Cash, cash equivalents, and restricted cash at end of the period	$926,871	$1,132,305
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, "Company", or “Align”) on a consistent basis with the audited Consolidated Financial Statements for the year ended December 31, 2021, and contains all adjustments, including normal recurring adjustments, necessary to state fairly state the information set forth herein. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and we make no representations related thereto.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of intangible assets and property and equipment, long-lived assets and goodwill, income taxes and contingent liabilities, the fair values of financial instruments, stock-based compensation and the valuation of investments in privately held companies among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Uncertainties

As the pandemic continues and new variants of the virus emerge, we are seeing a resurgence of severe preventative measures to prevent its spread in China and, consequently, continuing fluctuations in the numbers of patients seeking treatment for dental services and the number of doctors providing services and treatments in other markets. The full extent to which the pandemic, including as a result of any new variants, business restrictions or lockdowns, and the impact of vaccinations, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately determined. Further, we could also be materially adversely affected by supply chain disruptions, including shortages and inflationary pressures, uncertain or reduced demand, labor shortages, delays in collection of outstanding receivables and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

The military conflict between Russia and Ukraine and its related impacts on the economy has caused significant worldwide challenges. While the situation is highly uncertain and evolving, its impact on the economy such as inflation, supply chain challenges, impacts on consumer confidence, purchasing power, sanctions and retaliatory sanctions among others, have impacted and could potentially subject our business to materially adverse consequences should any portion of its impacts become prolonged or escalate beyond its current scope.

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

We identify a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) in order to allocate consideration from the contract to the individual performance obligations is the result of various factors, such as changing trends and market conditions, historical prices, costs, and gross margins. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

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

Our treatment plans comprise the following performance obligations that also represent distinct deliverables: initial aligners, the option of additional aligners, case refinement, and replacement aligners. We take the practical expedient to consider shipping and handling costs as activities to fulfill the performance obligation. We allocate revenues for each treatment plan based on each unit’s SSP. Management considers a variety of factors such as same or similar product historical sales, costs, and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. In addition to historical data, we take into consideration changing trends and market conditions. For treatment plans with multiple future performance obligations, we also consider usage rates, which is the number of times a customer is expected to order additional aligners. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel. We recognize the revenues upon shipment, as the customers obtain physical possession, and we have enforceable rights to payment. As we collect most consideration upfront, we consider whether a significant financing component exists; however, as the delivery of the performance obligations are at the customer’s discretion, we conclude that no significant financing component exists.

Systems and Services

We sell intraoral scanners and CAD/CAM services through both our direct sales force and distribution partners. The intraoral scanner sales price includes one year of warranty and unlimited scanning services. The customer may also select, for additional fees, extended warranty and unlimited scanning services for periods beyond the initial year. When intraoral scanners are sold with an unlimited scanning service agreement and/or extended warranty, we allocate revenues based on the respective SSP of the scanner and the subscription service. We estimate the SSP of each element, taking into account factors such as same or similar historical prices and discounting strategies. Revenues are then recognized over time as the monthly services are rendered and upon shipment of the scanner, as that is when we deem the customer to have obtained control. CAD/CAM services, where sold separately, include the initial software license and maintenance and support. We allocate revenues based upon the respective SSPs of the software license and the maintenance and support. We estimate the SSP of each element using data such as historical prices. Revenues related to the software license are recognized upfront and revenues related to the maintenance and support are recognized over time. For both scanner and service sales, most consideration is collected upfront and in cases where there are payment plans, consideration is collected within one year and, therefore, there are no significant financing components.

Recent Accounting Pronouncements Not Yet Effective

We continue to monitor new accounting pronouncements issued by the Financial Accounting Standards Board and do not believe any of the recently issued accounting pronouncements will have an impact on our consolidated financial statements or related disclosures.

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities on our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (in thousands):

					Reported as:
March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$689,175	$—	$—	$689,175	$689,175	$—	$—
Money market funds	236,960	—	(16)	236,944	236,944	—	—
Corporate bonds	116,307	3	(2,389)	113,921	—	41,164	72,757
U.S. government treasury bonds	46,638	—	(511)	46,127	—	31,055	15,072
Asset-backed securities	27,453	—	(197)	27,256	—	10,984	16,272
Municipal bonds	6,049	—	(77)	5,972	—	3,546	2,426
U.S. government agency bonds	1,204	—	(36)	1,168	—	—	1,168
Total	$1,123,786	$3	$(3,226)	$1,120,563	$926,119	$86,749	$107,695

					Reported as:
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$754,802	$—	$—	$754,802	$754,802	$—	$—
Money market funds	343,012	—	(2)	343,010	343,010	—	—
Corporate bonds	115,507	9	(398)	115,118	1,042	35,065	79,011
U.S. government treasury bonds	42,976	—	(48)	42,928	—	22,251	20,677
Asset-backed securities	32,031	—	(40)	31,991	—	10,999	20,992
Municipal bonds	7,628	—	(15)	7,613	516	3,657	3,440
U.S. government agency bonds	1,201	—	(1)	1,200	—	—	1,200
Total	$1,297,157	$9	$(504)	$1,296,662	$1,099,370	$71,972	$125,320

The following table summarizes the fair value of our available-for-sale marketable securities classified by contractual maturity as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Due in 1 year or less	$67,225	$59,737
Due in 1 year through 5 years	$127,219	139,113
Total	$194,444	$198,850

The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Our unrealized losses as of March 31, 2022 and December 31, 2021 are primarily due to changes in interest rates and credit spreads.

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

The following tables summarize our financial assets measured at fair value as of March 31, 2022 and December 31, 2021 (in thousands):

Description	Balance as of March 31, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$236,944	$236,944	$—	$—
Short-term investments:
U.S. government treasury bonds	31,055	31,055	—	—
Corporate bonds	41,164	—	41,164	—
Municipal bonds	3,546	—	3,546	—
Asset-backed securities	10,984	—	10,984	—
Long-term investments:
U.S. government treasury bonds	15,072	15,072	—	—
Corporate bonds	72,757	—	72,757	—
Municipal bonds	2,426	—	2,426	—
U.S. government agency bonds	1,168	—	1,168	—
Asset-backed securities	16,272	—	16,272	—
Other assets:
Investments in privately held companies	11,225	—	—	11,225
	$442,613	$283,071	$148,317	$11,225

Description	Balance as of December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$343,010	$343,010	$—	$—
Corporate bonds	1,042	—	1,042	—
Municipal bonds	516	—	516	—
Short-term investments:
U.S. government treasury bonds	22,251	22,251	—	—
Corporate bonds	35,065	—	35,065	—
Municipal bonds	3,657	—	3,657	—
Asset-backed securities	10,999	—	10,999	—
Long-term investments:
U.S. government treasury bonds	20,677	20,677	—	—
Corporate bonds	79,011	—	79,011	—
Municipal bonds	3,440	—	3,440	—
U.S. government agency bonds	1,200	—	1,200	—
Asset-backed securities	20,992	—	20,992	—
Prepaid expenses and other current assets:
Israeli funds	3,841	—	3,841	—
Other assets:
Investments in privately held companies	8,621	—	—	8,621
	$554,322	$385,938	$159,763	$8,621

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, the net losses we recognized during the three months ended March 31, 2022 were not material and we recognized net gains of $12.4 million during the three months ended March 31, 2021. The fair value of foreign exchange forward contracts outstanding was $8.4 million as of March 31, 2022 and was not material as of December 31, 2021.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€189,795	$210,031
Chinese Yuan	¥520,500	81,862
Polish Zloty	PLN324,500	77,086
Canadian Dollar	C$96,000	76,733
Brazilian Real	R$323,700	67,665
Japanese Yen	¥5,666,200	46,621
British Pound	£32,275	42,394
Russian Ruble	₽3,700,000	35,885
Swiss Franc	CHF17,270	18,692
Israeli Shekel	ILS54,210	17,085
Mexican Peso	M$281,560	14,127
Australian Dollar	A$5,000	3,748
		$691,929

	December 31, 2021
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€165,110	$186,358
Canadian Dollar	C$99,800	78,018
Chinese Yuan	¥494,500	77,358
Polish Zloty	PLN219,800	54,014
Brazilian Real	R$286,500	50,894
Japanese Yen	¥5,548,700	48,206
British Pound	£34,740	46,881
Israeli Shekel	ILS54,110	17,416
Mexican Peso	M$311,500	15,133
Swiss Franc	CHF9,950	10,883
Australian Dollar	A$6,900	5,009
		$590,170

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$133,808	$123,234
Work in process	79,495	51,706
Finished goods	62,366	55,290
Total inventories	$275,669	$230,230

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Value added tax receivables	$134,941	$93,610
Prepaid expenses	74,069	70,218
Other current assets	32,329	31,477
Total prepaid expenses and other current assets	$241,339	$195,305

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and benefits	$156,272	$288,355
Accrued expenses	66,211	67,169
Accrued income taxes	45,646	33,838
Accrued sales and marketing expenses	41,221	41,387
Accrued professional fees	36,340	31,457
Accrued property, plant and equipment	25,296	46,561
Current operating lease liabilities	25,243	22,719
Other accrued liabilities	68,842	75,829
Total accrued liabilities	$465,071	$607,315

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$16,169	$12,615
Charged to cost of net revenues	3,536	4,280
Actual warranty expenditures	(3,612)	(3,160)
Balance at end of period	$16,093	$13,735

Deferred revenues consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenues - current	$1,212,067	$1,152,870
Deferred revenues - long-term [1]	$146,998	$136,684

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended March 31, 2022 and 2021, we recognized $973.2 million and $894.8 million of net revenues, respectively, of which $184.9 million and $125.8 million was included in the deferred revenues balance at December 31, 2021 and 2020, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of March 31, 2022 were $1,385.4 million. These performance obligations are expected to be fulfilled over six months to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2022, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2021	$112,208	$306,339	$418,547
Foreign currency translation adjustments	(642)	(5,940)	(6,582)
Balance as of March 31, 2022	$111,566	$300,399	$411,965

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2022	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2022
Existing technology	10	$104,531	$(25,068)	$(4,328)	$75,135
Customer relationships	11	55,000	(26,894)	(10,751)	17,355
Trademarks and tradenames	10	17,200	(5,006)	(4,179)	8,015
Patents	8	6,511	(4,693)	—	1,818
		$183,242	$(61,661)	$(19,258)	102,323
Foreign currency translation adjustments					1,176
Total intangible assets, net					$103,499

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2021	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2021
Existing technology	10	$104,531	$(22,495)	$(4,328)	$77,708
Customer relationships	11	55,000	(25,891)	(10,751)	18,358
Trademarks and tradenames	10	17,200	(4,547)	(4,179)	8,474
Patents	8	6,511	(4,495)	—	2,016
		$183,242	$(57,428)	$(19,258)	106,556
Foreign currency translation adjustments					3,153
Total intangible assets, net					$109,709

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2022 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2022	$11,459
2023	14,997
2024	13,831
2025	13,455
2026	12,849
Thereafter	35,732
Total	$102,323

Amortization expense for the three months ended March 31, 2022 and 2021 was $4.3 million and $3.9 million, respectively.

Note 5. Credit Facility

On July 21, 2020, we entered into a credit facility for a $300.0 million unsecured revolving line of credit, with a $50.0 million letter of credit sublimit, and a maturity date of July 21, 2023 (“2020 Credit Facility”). The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. The 2020 Credit Facility allows for an alternative rate to be identified if LIBOR is no longer available. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of March 31, 2022, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements in all material respects.

Note 6. Legal Proceedings

2018 Securities Class Action Lawsuit

On November 5, 2018, a class action lawsuit against Align and three of our executive officers was filed in the U.S. District Court for the Northern District of California on behalf of a purported class of purchasers of our common stock. The complaint generally alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. On December 12, 2018, a similar lawsuit was filed in the same court on behalf of a purported class of purchasers of our common stock. On November 29, 2019, the lead plaintiff filed an amended consolidated complaint against Align and two of our executive officers alleging similar claims as the initial complaints on behalf of a purported class of purchasers of our common stock from May 23, 2018 and October 24, 2018. On September 9, 2020, Defendants’ motion to dismiss the amended consolidated complaint was granted in part and denied in part. On June 30, 2021, counsel for the parties signed a Stipulation and Agreement of Settlement to resolve all claims for $16 million. The settlement amount will be funded by insurance proceeds and consequently, we recorded a short term liability and a receivable for this amount in our consolidated financial statements. The Court granted final approval of the settlement on April 28, 2022 and dismissed the case with prejudice.

2019 Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California which were later consolidated, purportedly on behalf of Align, naming as defendants the then current members of our Board of Directors along with certain of our executive officers. The allegations in the complaints are similar to those asserted in the 2018 Securities Class Action Lawsuit, but the complaints assert various state law causes of action, including for breaches of fiduciary duty, insider trading, and unjust enrichment. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. The consolidated action was stayed until the final disposition of the 2018 Securities Class Action Lawsuit on April 28, 2022. Defendants have not yet responded to the complaints.

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those in the derivative suits described above. The matter was similarly stayed until the final disposition of the 2018 Securities Class Action Lawsuit on April 28, 2022. Defendants have not yet responded to the complaint.

Align believes these claims are without merit. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. On March 29, 2021, defendants’ motion to dismiss the amended complaint was granted with leave for the lead plaintiff to file a further amended complaint. On April 22, 2021, lead plaintiff filed a notice stating it would not file a further amended complaint. On April 23, 2021, the Court dismissed the action with prejudice and judgment was entered. Lead plaintiff filed a notice of appeal on April 28, 2021 and filed its opening appeal brief with the United States Court of Appeals for the Ninth Circuit on September 1, 2021. The defendants-appellees filed their answering brief on November 22, 2021. The lead plaintiff-appellant’s reply brief was filed on January 12, 2022. Oral argument was held on March 10, 2022 and the Panel took the matter under submission. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

3Shape Litigation

On February 7, 2022, Align and 3Shape, a Danish corporation, settled their outstanding patent infringement and antitrust litigation, which began in November 2017. The terms of the settlement are confidential, and the settlement has not had a material effect on Align’s ongoing operations and financial results. The outstanding cases have all been dismissed with prejudice.

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. A jury trial is scheduled to begin in this matter on January 29, 2024. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims. Plaintiffs filed a second amended complaint on October 21, 2021. On March 2, 2022, Plaintiffs filed a third amended complaint. Align filed a motion to dismiss the third amended complaint, which the Court denied. Align has not yet responded to the third amended complaint. A jury trial is scheduled to begin in this matter on January 29, 2024. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

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

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of March 31, 2022, the 2005 Incentive Plan, as amended, has a total reserve of 27,783,379 shares of which 3,752,174 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of net revenues	$1,514	$1,306
Selling, general and administrative	24,725	21,844
Research and development	5,382	4,091
Total stock-based compensation	$31,621	$27,241

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the three months ended March 31, 2022 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2021	492	$369.17
Granted	217	499.14
Vested and released	(176)	330.33
Forfeited	(11)	423.61
Unvested as of March 31, 2022	522	$435.22	1.8	$227,614

As of March 31, 2022, we expect to recognize $192.2 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.8 years.

Market-Performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to members of senior management. Each MSU represents the right to one share of Align’s common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Align’s stock price relative to the performance of a stock market index over the vesting period. MSUs vest over a period of three years and the maximum number of eligible to vest in the future is 250% of the MSUs initially granted.

The following table summarizes the MSU performance for the three months ended March 31, 2022:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2021	174	$551.57
Granted [1]	101	607.96
Vested and released	(128)	396.10
Forfeited	(3)	744.39
Unvested as of March 31, 2022	144	$725.73	1.7	$62,814
1 Includes MSUs vested during the period above 100% of the grant as actual shares released is based on Align's stock performance over the vesting period

As of March 31, 2022, we expect to recognize $62.3 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.7 years.

Employee Stock Purchase Plan

As of March 31, 2022, we have 2,156,295 shares available for future issuance under our Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	1.5	1.0
Expected volatility	48.6%	58.8%
Risk-free interest rate	1.0%	0.1%
Expected dividends	—	—
Weighted average fair value at grant date	$196.97	$202.74

As of March 31, 2022, we expect to recognize $20.0 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 1.0 year.

Note 9. Common Stock Repurchase Program

In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”). As of March 31, 2022, we have $649.9 million available for repurchase under the May 2021 Repurchase Program.

During February 2022, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $522.61 per share, including commissions and fees, for an aggregate purchase price of $75.0 million.

Subsequent to the first quarter, on April 29, 2022, we entered into an ASR to repurchase $200.0 million of our common stock. We paid $200.0 million and received an initial delivery of approximately 0.6 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $53.2 million and $61.2 million for the three months ended March 31, 2022 and 2021, respectively representing effective tax rates of 28.4% and 23.4%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three months ended March 31, 2022 and 2021 primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S., partially offset by the recognition of excess tax benefits related to stock-based compensation. Additionally, a change in U.S. tax laws effective January 1, 2022 which requires capitalization and amortization of research and development expenses incurred after December 31, 2021 has increased our effective tax rate for the three months ended March 31, 2022.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2018 and 2016, respectively. Our Israeli subsidiary is under tax audit for years 2016 through 2019. During the fourth quarter of 2021, the Israel Tax Authority issued a tax assessment in connection with a 2016 transaction to which our Israeli subsidiary was a party. We filed an administrative appeal challenging the assessment during the first quarter of 2022 and, by doing so, proceeded to the next administrative stage of the audit. We will continue to vigorously defend our Israeli subsidiary’s tax return position. Based on our assessment of the information currently available, we have not derecognized or remeasured our tax positions with respect to this matter during the three months ended March 31, 2022. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2015.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $68.3 million and $63.3 million as of March 31, 2022 and December 31, 2021, respectively, a material amount of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. Total interest and penalties accrued as of March 31, 2022 was not material. While we defend income tax audits in various jurisdictions and the results of such audits may differ materially from the amounts accrued for each year, we cannot currently ascertain the bases on which any given audit will be ultimately resolved. Accordingly, we are unable to estimate the range of possible adjustments to our balance of gross unrecognized tax benefits in the next 12 months.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$134,298	$200,376
Denominator:
Weighted average common shares outstanding, basic	78,742	79,000
Dilutive effect of potential common stock	451	798
Total shares, diluted	79,193	79,798

Net income per share, basic	$1.71	$2.54
Net income per share, diluted	$1.70	$2.51

Anti-dilutive potential common shares [1]	151	76

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$58,876	$45,354
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,292	$6,923
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,262	$7,369

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

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenues
Clear Aligner	$809,696	$753,269
Systems and Services	163,523	141,502
Total net revenues	$973,219	$894,771
Gross profit
Clear Aligner	$605,696	$584,534
Systems and Services	103,650	92,564
Total gross profit	$709,346	$677,098
Income from operations
Clear Aligner	$312,719	$327,465
Systems and Services	50,799	47,228
Unallocated corporate expenses	(165,436)	(149,247)
Total income from operations	$198,082	$225,446
Stock-based compensation
Clear Aligner	$2,854	$2,294
Systems and Services	214	171
Unallocated corporate expenses	28,553	24,776
Total stock-based compensation	$31,621	$27,241
Depreciation and amortization
Clear Aligner	$13,767	$11,120
Systems and Services	6,922	4,545
Unallocated corporate expenses	8,937	9,970
Total depreciation and amortization	$29,626	$25,635

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2022	2021
Total segment income from operations	$363,518	$374,693
Unallocated corporate expenses	(165,436)	(149,247)
Total income from operations	198,082	225,446
Interest income	677	1,643
Other income (expense), net	(11,273)	34,532
Net income before provision for income taxes	$187,486	$261,621

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenues [1]:
U.S.	$420,920	$383,002
Switzerland	331,739	315,450
Other International	220,560	196,319
Total net revenues	$973,219	$894,771

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	March 31, 2022	December 31, 2021
Long-lived assets [1]:
Switzerland	$477,312	$444,205
U.S.	209,220	210,582
China	126,623	125,346
Other International	453,019	423,050
Total long-lived assets	$1,266,174	$1,203,183

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global and regional economies, our beliefs and expectations regarding macroeconomic conditions, including inflation, customer and consumer sentiments, our expectations regarding the impact of the military conflict in Ukraine generally and specifically regarding our operations and assets in Russia, including the potential ramifications of sanctions and regarding relations with other countries, our marketing and efforts to build our brand awareness, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectation regarding customer and consumer purchasing behavior, including expectations related to consumer demand for digital solutions, our expectations for future investments in and benefits from sales and marketing activities, our preparedness and our customers' preparedness to react to changing circumstances and demand, results of operations and financial condition, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgments we make related to our tax obligations, our predicted level of operating expenses and gross margins and other factors beyond our control, our expectations regarding staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, including sanctions and retaliatory sanctions related to the military conflict in Ukraine, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview of Results

Trends and Uncertainties

Our business strategic priorities remain focused on four principal pillars of growth: (i) international expansion; (ii) general practitioner dentists adoption; (iii) patient demand and conversion; and (iv) orthodontic utilization. Below is a discussion of the significant trends and uncertainties that could impact to our operations:

COVID-19 Pandemic Update

The COVID-19 pandemic continues to cause significant volatility and uncertainty in the global and regional economies, leading to changes in consumer and business behavior, market fluctuations, materials and product shortages and restrictions on business and individual activities, all of which are materially impacting supply and demand in broad sectors of the world markets. As the pandemic continues and new variants of the virus emerge, we are seeing a resurgence of measures to prevent its spread and, consequently, continuing fluctuations in the numbers of patients seeking treatment for dental services and the number of doctors providing services and treatments in other markets. Vaccinations and pandemic containment measures are driving the pace of economic recovery unevenly in various regions. These preventative measures and ongoing consumer concerns regarding the virus have continued to impact our results of operations, sometimes materially, and may continue to impact our results in future periods. Therefore, comparing our financial results for the reporting periods of 2022 to the same reporting periods of 2021 or earlier may not be a useful means by which to evaluate the health of our business and our results of operations.

Our top priority remains the health and safety of our employees and their families, our customers and their staff, and we are taking prudent measures to safeguard them while remaining flexible in our operational efforts. Concerns regarding the spread and impact of the virus have lessened in many countries in which we operate, including the U.S., and consequently, we expect to substantially reopen our offices in those countries in the second quarter of 2022 and are adopting a flexible hybrid schedule that will allow many of our employees the opportunity to collaborate and connect with others in the office three days per week while having the option to work remotely other days. We believe that this added flexibility will benefit employees and Align overall.

Further discussion of the impact of the COVID-19 pandemic on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Macroeconomic Challenges and Military Conflict in Ukraine

Our revenues and costs are also susceptible to fluctuations in macroeconomic conditions, in line with changes in customer and consumer sentiment and demand, capital equipment seasonality, inflation and slowing economic growth and contractions, increasing prices for commodities and services and transportation costs, disruptions in the manufacturing, supply and distribution operations of us and our suppliers. These factors are further exacerbated by projections for slowing economic growth and contractions in the future. The nature and extent of the impact of these factors varies by region and remain uncertain and unpredictable.

The military conflict between Russia and Ukraine is increasing the unpredictability of the already uncertain macroeconomic conditions. We are deeply concerned about the devastating events unfolding in Ukraine and the significant humanitarian, economic and societal tragedy unfolding there. Our top priority is ensuring the safety and security of our employees and their families, particularly those most directly impacted by the hostilities and the resulting sanctions and retaliatory sanctions. We employ a significant number of research and development personnel in Russia as well as sales and marketing personnel. We do not have employees in Ukraine. We have taken extraordinary efforts to support our team members in the region, including helping them financially and working to maintain their safety and security. Our leadership continues to closely monitor the situation and evaluate ways in which we can support local leadership and employees.

Although immaterial to our consolidated financial statements, our commercial business operations in Russia have been significantly impacted by the conflict. In February 2022, after the military conflict commenced, our primary shipping vendor, UPS, ceased deliveries into Russia and shortly thereafter, we suspended all commercial activities. Our current focus is on providing continuity of care consistent with our values and ethical responsibility to patients, who are in treatment. In doing so, we are also focused on managing compliance with global sanctions applicable to our business, including significant restrictions imposed by countries on both sides of the conflict targeting business entities, persons and certain activities. The pace at which sanctions are being imposed and the expanding number and breadth of the sanctions enacted are creating significant global and regional economic challenges that bring significant uncertainty and unpredictability to our operations.

Moreover, many of our international operations are denominated in currencies other than the U.S. dollar and any weakening of the foreign currencies against the U.S. dollar could have a negative impact on our financial condition and results of operations. During the first quarter of 2022, primarily due to the military conflict between Russia and Ukraine and the significant sanctions that followed, Russia’s currency, the ruble, weakened against the U.S. dollar. While the weakening did not materially impact our financial results in the first quarter of 2022, we continue to monitor the situation for future risks.

Overall, we expect the ramifications from the impacts of COVID-19, unpredictable macroeconomic conditions, and the military conflict in Ukraine to persist, creating uncertainty and unpredictability for consumers, global and regional economies as well as our business and the businesses of our customers and suppliers. We strive to manage the challenges by focusing on improving our operations, building efficiencies in our processes, and adjusting our business models to the changing circumstances. Specifically, we are managing cost impacts through pricing actions and implementing cost saving measures and averting supply chain shortages and delays by proactively communicating with our suppliers and distributors and modifying our purchase order commitments to mitigate the risks of production interruptions and maintaining inventory levels greater than historically required. We have also increased our cybersecurity measures to detect, protect and recover against potential incidents. We are actively monitoring the impact of COVID-19 cases and restrictions, macroeconomic challenges and the conflict in Ukraine and assessing various means to potentially mitigate material unfavorable impacts on our future results.

Key Financial and Operating Metrics

We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended March 31, 2022, we achieved the following:

•Revenues of $973.2 million, an increase of 8.8% year-over-year;
•Clear Aligner revenues of $809.7 million, an increase of 7.5% year-over-year reflecting the expanding opportunity for Invisalign system treatment among adults globally, as well as the underlying orthodontic market as we continue to build awareness of the Invisalign brand and drive utilization among teens and younger patients through increased consumer marketing
◦Americas Clear Aligner revenues of $376.2 million, an increase of 5.2% year-over-year;
◦International Clear Aligner revenues of $371.1 million, an increase of 5.0% year-over-year;
◦Clear Aligner volume increase of 0.5% year-over-year and Clear Aligner volume increase for teenage patients of 6.0% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $163.5 million, an increase of 15.6% year-over-year primarily as a result of higher iTero service revenues mostly due to a larger scanner install base;
•Income from operations of $198.1 million and operating margin of 20.4%;
•Effective tax rate of 28.4%;
•Net income of $134.3 million with diluted net income per share of $1.70;
•Cash, cash equivalents and marketable securities of $1,120.6 million as of March 31, 2022;
•Operating cash flow of $30.5 million;
•Capital expenditures of $87.3 million, predominantly related to increases in our manufacturing capacity and facilities; and
•Number of employees was 23,625 as of March 31, 2022, an increase of 24.5% year-over-year.

Other Statistical Data and Trends

•As of March 31, 2022, approximately 12.8 million people worldwide have been treated with our Invisalign system, approximately 73,000 iTero scanners have been sold and approximately 49,000 exocad software licenses have been installed. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and dental practices that could use intraoral scanners and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system, dental professionals and/or labs and service providers to use iTero intraoral scanners, and dental labs and practitioners to install exocad CAD/CAM software.

•For the first quarter of 2022, total Invisalign cases submitted with a digital scanner in the Americas increased to 90.6%, up from 85.5% in the first quarter of 2021 and international scans increased to 82.8%, up from 75.1% in the first quarter of 2021. For the first quarter of 2022, 97.1% of Invisalign cases submitted by North American orthodontists were submitted digitally.

•Total utilization rate in the first quarter of 2022 decreased to 7.3 cases per doctor compared to 7.6 cases per doctor in the first quarter of 2021. Utilization rates in North America and our International locations were as follows:

▪North America: Utilization rate among our North American orthodontist customers remained consistent at 26.8 cases per doctor in both the first quarter of 2022 and 2021 and the utilization rate among our North American GP customers increased to 5.0 cases per doctor in the first quarter of 2022 compared to 4.8 cases per doctor in the first quarter of 2021.

▪International: International doctor utilization rate was 6.4 cases per doctor in the first quarter of 2022 compared to 6.8 cases per doctor in the first quarter of 2021.

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
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

▪Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go and Invisalign Go Plus.

▪Non-Case products include, but are not limited to, retention products, Invisalign training, adjusting tools used by dental professionals during the course of treatment and, more recently, Consumer Products that are complementary to our doctor-prescribed principal products such as aligner cases (clamshells), teeth whitening products, cleaning solutions (crystals, foam and other material) and other oral health products available in certain e-commerce channels in select markets. We also offer in the U.S. and Canada, a Doctor Subscription Program which is a monthly subscription program based on the doctor’s monthly need for retention or limited treatment. The program allows doctors the flexibility to order both “touch-up” or retention aligners within their subscribed tier and is designed for a segment of experienced Invisalign doctors who are currently not regularly using our retainers or low-stage aligners.

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options. Our services include subscription software, disposables, rentals, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three months ended March 31, 2022 and 2021 are as follows (in millions):

	Three Months Ended March 31,
Net Revenues	2022	2021	Change
Clear Aligner net revenues:
Americas	$376.2	$357.5	$18.8	5.2%
International	371.1	353.3	17.8	5.0%
Non-case	62.4	42.5	19.9	46.8%
Total Clear Aligner net revenues	$809.7	$753.3	$56.4	7.5%
Systems and Services net revenues	163.5	141.5	22.0	15.6%
Total net revenues	$973.2	$894.8	$78.4	8.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Case volume data which represents Clear Aligner case shipments for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Total case volume	598.8	595.8	3.0	0.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2022, total net revenues increased by $78.4 million as compared to the same period in 2021, primarily due to an increase in Clear Aligner ASP, an increase in Clear Aligner non-case revenues, and increased service revenues.

Clear Aligner - Americas

For the three months ended March 31, 2022, Americas net revenues increased by $18.8 million as compared to the same period in 2021, primarily due to an increase in ASP which increased net revenues by $24.3 million. Higher ASP was mainly due to processing fees charged on most clear aligner orders and price increases in certain markets which increased revenues by $11.6 million and lower net deferrals which increased net revenues by $9.8 million. Higher ASP was partially offset by 1.5% decrease in case volume, which resulted in lower net revenues of $5.5 million.

Clear Aligner - International

For the three months ended March 31, 2022, International net revenues increased by $17.8 million as compared to the same period in 2021, primarily due to a 3.0% increase in case volume, which resulted in higher net revenues of $10.7 million. Higher ASP increased net revenues by $7.1 million largely due to lower net deferrals which increased net revenues by $20.6 million, and processing fees charged on most clear aligner orders which increased net revenues by $13.9 million. The increase in ASP were partially offset by unfavorable exchange rates which decreased net revenues by $22.9 million.
Clear Aligner - Non-Case

For the three months ended March 31, 2022, non-case net revenues increased by $19.9 million as compared to the same period in 2021, due to increased volume for retention products across all regions primarily driven by Vivera retainers.

Systems and Services

For the three months ended March 31, 2022, Systems and Services net revenues increased by $22.0 million as compared to the same period in 2021 primarily due to higher service revenues which increased $17.1 million mostly due to a larger install base. Net revenues also increased $4.9 million mainly due to a higher number of scanners sold.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Clear Aligner
Cost of net revenues	$204.0	$168.7	$35.3
% of net segment revenues	25.2%	22.4%
Gross profit	$605.7	$584.5	$21.2
Gross margin %	74.8%	77.6%
Systems and Services
Cost of net revenues	$59.9	$48.9	$10.9
% of net segment revenues	36.6%	34.6%
Gross profit	$103.7	$92.6	$11.1
Gross margin %	63.4%	65.4%
Total cost of net revenues	$263.9	$217.7	$46.2
% of net revenues	27.1%	24.3%
Gross profit	$709.3	$677.1	$32.2
Gross margin %	72.9%	75.7%

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

Clear Aligner

For the three months ended March 31, 2022, our gross margin percentage decreased as compared to the same period in 2021, primarily due to a higher mix of additional aligners, higher freight costs and manufacturing spend. These factors were offset in part by higher ASP.

Systems and Services

For the three months ended March 31, 2022, our gross margin percentage decreased as compared to the same period in 2021, primarily due to manufacturing inefficiencies driven by lower production volumes which was offset in part by higher service revenues and ASP.

Selling, general and administrative (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Selling, general and administrative	$439.5	$397.1	$42.3
% of net revenues	45.2%	44.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense generally includes personnel-related costs, including payroll, stock-based compensation and commissions for our sales force, marketing and advertising expenses including media, market research, marketing materials, clinical education, trade shows and industry events, legal and outside service costs, equipment, software and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and Information Technology (“IT”).

For the three months ended March 31, 2022, selling, general and administrative expense increased compared to the same period in 2021, primarily due to higher compensation related costs of $18.4 million from higher salaries and fringe benefits due to increased headcount as we continue to invest in sales and marketing to penetrate into new markets. Additionally, we also incurred higher advertising and marketing costs of $27.8 million during the three months ended March 31, 2022.

Research and development (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Research and development	$71.8	$54.5	$17.3
% of net revenues	7.4%	6.1%

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

For the three months ended March 31, 2022, research and development expense increased compared to the same period in 2021, primarily due to higher compensation costs from higher salaries and fringe benefits driven mainly by increased headcount as we continue to focus our investments in innovation and research.

Income from operations (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Clear Aligner
Income from operations	$312.7	$327.5	$(14.7)
Operating margin %	38.6%	43.5%
Systems and Services
Income from operations	$50.8	$47.2	$3.6
Operating margin %	31.1%	33.4%
Total income from operations [1]	$198.1	$225.4	$(27.4)
Operating margin %	20.4%	25.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended March 31, 2022, our operating margin percentage decreased compared to the same period in 2021, primarily due to lower gross margins in addition to higher operating expenses as a percentage of revenues.

Systems and Services

For the three months ended March 31, 2022, our operating margin percentage decreased compared to the same period in 2021, primarily due to lower gross margins.

Interest income (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Interest income	$0.7	$1.6	$(1.0)
% of net revenues	0.1%	0.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended March 31, 2022, interest income decreased compared to the same period in 2021 mainly due to interest earned from the SDC arbitration award in the first quarter of 2021.

Other income (expense), net (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Other income (expense), net	$(11.3)	$34.5	$(45.8)
% of net revenues	(1.2)%	3.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended March 31, 2022, other income (expense), net decreased compared to the same period in 2021 primarily due to a $43.4 million gain related to the SDC arbitration award recognized in the first quarter of 2021.

Provision for income taxes (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Provision for income taxes	$53.2	$61.2	$(8.1)
Effective tax rates	28.4%	23.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three months ended March 31, 2022 and 2021, primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S. partially offset by the recognition of excess tax benefits related to stock-based compensation. Additionally, a change in U.S. tax laws effective January 1, 2022 which requires capitalization and amortization of research and development expenses incurred after December 31, 2021 has increased our effective tax rate for the three months ended March 31, 2022.

The increase in our effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 is primarily attributable to foreign income taxed at different rates, capitalization and amortization of research and development expenses in 2022, and lower excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and Trends

As of March 31, 2022 and December 31, 2021, we had the following cash and cash equivalents and short-term and long term marketable securities (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$926,119	$1,099,370
Marketable securities, short-term	86,749	71,972
Marketable securities, long-term	107,695	125,320
Total	$1,120,563	$1,296,662

As of March 31, 2022 and December 31, 2021, approximately $667.6 million and $713.8 million of cash, cash equivalents and marketable securities were held by our foreign subsidiaries, respectively. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

The geopolitical situation between Russia and Ukraine and the imposition of sanctions against Russian banks or international bank messaging systems could impact our ability to access our cash in Russia but would not materially impact our liquidity position. As of March 31, 2022, cash and cash equivalents domiciled in Russia represent approximately 5.0% of our total cash, cash equivalents and marketable securities which is required to fund their working capital.

Our material cash requirements are as follows:

•For 2022, we expect our investments in capital expenditures to exceed $300.0 million. Capital expenditures primarily relate to building construction and improvements as well as additional manufacturing capacity to support our international expansion. This includes our investment in an aligner fabrication facility in Wroclaw, Poland which is expected to begin serving doctors in the second quarter of 2022, as a part of our strategy to bring operational facilities closer to customers. As we continue growing, we intend to expand our investments in research and development, manufacturing, treatment planning, sales and marketing operations to meet actual and anticipated local and regional demands.

•As of March 31, 2022, we have $649.9 million available for repurchase under the stock repurchase program authorized by our Board of Directors in May 2021. Refer to Note 9 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs. Subsequent to the first quarter, on April 29, 2022, we entered into an accelerated stock repurchase agreement to repurchase $200.0 million under the program.

•There have been no material changes to the purchase commitments for goods and services and future operating lease payments during the period covered by this 10-Q outside the normal course of business compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$30,498	$227,187
Investing activities	(90,198)	4,566
Financing activities	(111,742)	(53,435)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,826)	(7,487)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(173,268)	$170,831

Operating Activities

For the three months ended March 31, 2022, cash flows from operations of $30.5 million resulted primarily from our net income of approximately $134.3 million, as well as the following:

Significant adjustments to net income

•Stock-based compensation of $31.6 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $29.6 million related to our investments in property, plant and equipment and intangible assets; and
•Changes in deferred taxes of $17.5 million primarily related to amortization and adjustments to our deferred tax assets of our Swiss entity.

Significant changes in working capital

•Decrease of $126.4 million in accrued and other long-term liabilities primarily due to payments of our 2021 corporate bonus in addition to the timing of payment of other activities;
•Increase of $69.0 million in deferred revenues primarily related to increased sales volume in both our Clear Aligner and Systems and Services segments and timing of revenue recognition;
•Increase of $55.5 million in accounts receivable which is primarily a result of increased sales;
•Increase of $49.5 million in inventories to support our demand, including safety stock, due to shipping delays during the COVID-19 pandemic as well as long lead times with our suppliers; and
•Increase of $48.7 million in prepaid expenses and other assets due to the timing of payment and activities.

Investing Activities

Net cash used in investing activities was $90.2 million for the three months ended March 31, 2022, which primarily consisted of purchases of property and plant and equipment of $87.3 million.

Financing Activities

Net cash used in financing activities was $111.7 million for the three months ended March 31, 2022, which consisted of our open market common stock repurchases of $75.0 million and payroll taxes paid for equity awards through share withholdings of $51.5 million which were partially offset by $14.8 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, goodwill and finite-lived acquired intangible assets, income taxes and legal proceedings and litigations. We use authoritative pronouncements, historical experience and other assumptions as the basis for making the estimates. Actual results could differ from those estimates.

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

Determining the standalone selling price (“SSP”) in order to allocate consideration from the contract to the individual performance obligations is the result of various factors, such as changing trends and market conditions, historical prices, costs, and gross margins. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

We allocate revenues for each clear aligner treatment plan based on each unit’s SSP. Management considers a variety of factors such as same or similar product historical sales, costs, and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. In addition to historical data, we take into consideration changing trends and market conditions. For treatment plans with multiple future performance obligations, we also consider usage rates, which is the number of times a customer is expected to order more aligners after the initial shipment. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate, foreign currency exchange and inflation risks that could impact our financial position and results of operations. In addition, we are subject to the broad market risk that is created by the global market disruptions and uncertainties resulting from the COVID-19 pandemic and the military conflict between Russia and Ukraine. Further discussion of the impact on our business due to the COVID-19 pandemic and the military conflict between Russia and Ukraine may be found in Item 1A of this is Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2022, we had approximately $194.4 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Based on interest bearing liabilities we have as of March 31, 2022, we are not subject to risks from immediate interest rate increases.

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

Military Conflict in Ukraine

The U.S., the European Union and the United Kingdom have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. As of March 31, 2022, we do not expect these events to have any material impact on our operations. Our Russia net revenues as a percentage of our consolidated net revenues and our assets domiciled in Russia, including cash and cash equivalents, as a percentage of our total assets are immaterial.

Inflation Risk

While inflation may impact our costs and revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. Nonetheless, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

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
•The outbreak of military conflict between Russia and Ukraine has created a humanitarian crisis, materially impacted economic activities and may in the future materially impact our global and regional operations.
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

COVID-19 has created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting broad aspects of the global economy, our operations and the businesses of our customers and suppliers. Many of these effects continue to varying degrees and further mutated variants and outbreaks globally or regionally continue to harm recovering consumer confidence and have led to renewed implementation of harsh preventative measures by local and regional governments and businesses. Therefore, comparing our financial results for the reporting periods of 2022 to the same reporting periods of 2021 or earlier may not be a useful means by which to evaluate the health of our business and our results of operations.

As a result of the pandemic, customer demand and doctor availability has been inconsistent and difficult to predict. Although the practices of the doctors, dental service organizations and labs that are our principal customers have largely reopened, many continue to operate at less than pre-pandemic capacities. In addition, new variants of the virus have caused unpredictable fluctuations in the number of patients seeking dental treatment and doctors providing services and treatments. For instance, we believe recent outbreaks of the Omicron variant in the U.S., Europe and other regions in the fourth quarter of 2021 contributed to depressed demand for our products in that quarter and outbreaks in China in the first quarter of 2022 caused widespread population lockdowns that broadly impacted economic activities there. While the pandemic increased demand for digital solutions such as the products and solutions we offer for the dental field, it is unclear if this will continue. For instance, if the use of video conferencing declines when employees return to office environments or travel, dining, entertainment and other consumer spending categories rebound, demand or growth rates for our products may decline. These fluctuations have adversely impacted our results of operations from time to time and are expected to continue to impact our results, particularly in the near term.

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
•the impact on worldwide economic activity, employment rates as well as actions taken by central banks and governments, including in response to the growing impact of inflation, or the occurrence of regional or global recessions as a result of fiscal tightening or other factors;
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

The outbreak of military conflict between Russia and Ukraine has created a humanitarian crisis, materially impacted economic activities, and may in the future materially impact our global and regional operations.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Governments in the U.S., United Kingdom, and European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies that have materially impacted business inside Russia. Although immaterial to our consolidated financial statements, our commercial business operations in Russia have been materially impacted by the conflict. The outcome and future impacts of the conflict remain highly uncertain, continue to evolve and are likely to grow more severe the longer the military action and sanctions remain in effect. Moreover, this conflict and existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, making many of the risks listed in this Quarterly Report on Form 10-Q more likely to occur and more harmful when they do occur. Accordingly, you should consider the risks described in this risk factor in addition to, and not in lieu of, the risks described elsewhere throughout these risk factors.

We may not be successful in our efforts to mitigate all or any of the negative impacts of the conflict, particularly the longer sanctions and retaliatory sanctions remain in effect. How we respond to these impacts will also subject us to risk. The suspension or resumption of our commercial operations in Russia or our decision to continue supporting our personnel in Russia may result in reputational harm or boycotts of our products that could impact our sales and operations inside and outside of Russia or subject us to litigation for which we may be found liable in courts or other tribunals in Russia or elsewhere. Moreover, should hostilities spread to other countries such as Poland, where we are building our new aligner fabrication facility scheduled to begin in the second quarter this year, completion could be delayed or production impaired, once it is operational.

We have no way to predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. A prolonged conflict, intensified military activities or more extensive sanctions impacting the region and the resulting economic impact could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Demand for our products may not increase as rapidly as we anticipate or may decrease due to a variety of factors, including changing consumer demand, inflation, weakness in general economic conditions, recessions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, pandemics, inflation, weakness in general economic conditions, recessions, wars and military actions, levels of employment, salaries and wage rates, debt obligations, discretionary income, consumer confidence and consumer perception of current and future economic conditions. Declines in, or uncertain economic outlooks for, the U.S. or certain international economies could adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic and dental case starts, reduce patient traffic in dentists’ offices, reduce or shift spending away from elective, non-urgent, or higher value procedures or reduce demand for dental services generally, any of which could materially adversely affect our revenues and operating results. Conversely, to the extent social distancing, travel, work and other restrictions have limited options for consumer spending, demand for our products may decline once any or all of these restrictions ease. Inflation, weakness in the global or regional economies and recessions can decrease demand for dental technologies, causing dentists to postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. In addition, Invisalign treatment represents a significant change from traditional metal wires and brackets orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe the Invisalign treatment is appropriate for only a limited percentage of patients. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including efficacy, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

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

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that may introduce new technologies or products in the future and customers who alone or with others create orthodontic appliances and solutions or other products or services that compete with us.

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

Currently, the Invisalign system competes directly against traditional metal wires and brackets and increasingly against clear aligners manufactured and distributed by new market entrants and manufacturers of traditional wires and brackets, both within and outside the U.S., and from traditional medical device companies, laboratories, startups and, in some cases, doctors and DSOs themselves. Due in part to market opportunities and the expiration of certain of our key patents beginning in 2017, competition in the clear aligner market is increasing. The number and types of competitors are diverse and growing rapidly. They vary by segment, geography, and size, and include new and well-established regional competitors, as well as larger companies or divisions of larger companies with substantial sales, marketing, research financial capabilities, and existing dental market channels. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who can manufacture custom aligners in their offices using 3D printing technology. Large consumer product companies may also start supplying orthodontic products.

The manipulation and movement of teeth and bone is a complex and delicate process with potentially painful and debilitating results if improperly performed or monitored. Accordingly, we are committed to delivering our Invisalign system solutions primarily through trained and skilled doctors. Invisalign system requires a doctor's prescription and an in person physical examination of the patient’s dentition before beginning treatment; however, with the advent of DTC providers, there has been a shift away from traditional dental practices that may impact our primary selling channels. Doctors and DSOs are sampling alternative products and taking advantage of competitive promotions and sale opportunities. In addition, we face competition from companies that introduce new technologies and we may be unable to compete with these competitors or they may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed.

To stimulate product and services demand, we have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers. Whether or not successful, these promotional campaigns have had and may in the future have unexpected and unintended consequences, including reduced gross margins, profitability and average selling prices, net revenues, volume growth, and net income.

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

•the impact of nationalism or initiatives to encourage the purchase or support of domestic vendors, which can influence customers to purchase products from, or collaborate to promote interoperability of products with, companies whose headquarters or primary operations are not domestic;
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
•cost effectively and efficiently manufacture, quality test, bring to market, market, and sell new products and services offerings;
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

If we fail to accurately predict customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenues. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs doing so and our profitability may suffer. It may be difficult to gain market share and acceptance for new or enhanced products. Introduction and acceptance of new products may take significant time and effort if the products or services require doctor education and training to understand the benefits of the new products or they measure the success of a product only after using it to treat patients. For instance, it can take up to 24 months or longer to treat patients using our Invisalign system. Consequently, doctors may be unwilling to adopt our products until they successfully complete one or more cases or until more historical clinical results are available.

Moreover, we have a complex, global intraoral scanner install base of older and newer models. These models are continually updated to add, expand or improve on existing or new features with our software releases or hardware improvements, updates from third party software or improvements to third party components, or part repair or replacement. We have experienced hardware issues in the past and may in the future, including issues relating to manufacturing, design, quality, or safety, of which we become aware only after products or changes have been introduced into the market. We also have not been and may not be able to ensure that third party components or third party software or any changes to the foregoing will not be incompatible with, or have a negative impact on the functionality of our intraoral scanners. As a result, there have been and may be widespread failures of our intraoral scanners or we may experience epidemic failures of our intraoral scanner to perform as anticipated. Previously we have not been and in the future may not be prepared for, or have the infrastructure to, timely and adequately remediate or implement corrective measures for such failures, including due to our dependency on our third party providers or suppliers. As a consequence, remediation has been and may be in the future time-consuming and difficult to achieve, which may significantly impact our customers and our business partners, damage our reputation and result in lost business and revenue opportunities, and prove costly, possibly materially.

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

We continue to establish treatment planning and manufacturing facilities closer to our international customers in order to provide them with better experiences, improve their confidence using the Invisalign system and iTero intraoral scanners to treat patients, and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to obtain regulatory clearance and certifications for, move into, plan, construct and equip additional facilities is subject to significant risk and uncertainty, including risks related to establishing facilities, hiring and retaining employees and delays and cost overruns, any of which may be all or partially out of our control and can negatively impact our gross margin. In addition, operating facilities located in higher cost regions compared to Mexico, China and Costa Rica negatively impact our gross margin. If the construction or transition into additional facilities is significantly delayed, if a facility is required to temporarily or permanently, partially or fully shut down, or demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

In addition, because adapting production capacity and related cost structures to changing market conditions takes time, our facilities’ capacity may at times exceed or fall short of our production requirements. For instance, as a result of the COVID-19 pandemic, sales in the final weeks of the first quarter of 2020 declined substantially and operations at our manufacturing facilities declined shortly thereafter. Then, as dental practices reopened we experienced a rapid increase in demand. These fluctuations in demand and sales have recurred several times since the first quarter of 2020 corresponding with increases in the number of people infected with COVID-19 and variants such as Delta and Omicron, and may continue to arise in the future. If product demand decreases or increases more than forecast, we could be required to write off inventory or record excess capacity charges, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to fulfill customer demand in the time frames and with the quantities required, any of which may take time to accomplish, lower our gross margin, inhibit sales or harm our reputation. Additionally, if we are required to implement new or modify existing health and safety protocols to safeguard our employees, customers or their patients, productivity could decline. Production of our clear aligners and intraoral scanners are also limited by capacity constraints due to a variety of factors, including labor shortages, shipping delays, our dependency on third-party vendors for key materials, parts, components and equipment, and limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results and those of our business partners.

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

Additionally, we continuously upgrade and issue new releases of our products and customer facing software applications, such as our iTero intraoral scanners, exocad CAD/CAM solutions, my iTero, our ClinCheck software, MyAligntech and the Invisalign Doctor Site as well as our internal software applications upon which customer facing, manufacturing and treatment planning operations are dependent. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, the third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, certain models of our intraoral scanners may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of our customers or their patients, product recalls, damage to our reputation, loss of market share or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of our operations and the operations of our customers or our business partners.

A significant portion of our clear aligner production is dependent on digital scans from our globally dispersed and decentralized install base of iTero and third-party intraoral scanners. Failures of all or any portion of ours or third-party software or other components or systems to interoperate with iTero or third-party scanners, termination of interoperability with third-party scanners, malware or ransomware attacks, product or system vulnerabilities or defects, interference or disruptions for us, our customers, labs or other business partners in the use of our products or the transmission or processing of data needed for the use or ordering of our products, or a system outage for any reason have harmed our operations previously and in the future could affect materially and adversely our ability to accept scans, manufacture clear aligners or restorative procedures or treatments and services or otherwise service our customers which may, amongst other things, harm our sales, damage our reputation, adversely impact our strategic partners or result in litigation.

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

If the information we rely on to run our businesses is inaccurate or unreliable, if the data governance controls in place fail or change, if compliance with such controls fails, if we fail to properly maintain, secure or restore our IT systems, if the integrity of our products or IT systems is compromised or questioned or data is lost, or if we fail to develop new capabilities to meet our business needs in a timely manner, we could suffer operational disruptions, have customer disputes, and fail to produce timely, accurate or complete reports. We may also be required to respond to regulatory inquiries or actions, forced to defend against litigation or pay damages, penalties or fines, experience increases in operating and administrative expenses, find it necessary to recall or repair products, rebuild networks or systems, lose existing customers or strategic business partners, experience difficulties attracting new customers or implementing our growth strategies, or suffer other adverse consequences. In addition, experienced computer programmers and hackers, some of whom may be employed by state actors, organized groups, or be part of loosely aligned associations, may be able to penetrate the security features of our products, IT systems or our cloud-based software servers hosted by third parties and misappropriate, destroy or damage our confidential information or that of third parties, expose health, financial data, or other personal information of our customers and their patients, create system disruptions or cause shutdowns. Furthermore, sophisticated hardware and operating system software and applications that we either internally develop or procure from third parties may contain defects or present risks in design, development, manufacture or distribution, including “bugs,” security vulnerabilities, and other problems that can unexpectedly interfere with the operation of the system or compromise or exploit the safety and security of our products, networks or data. The costs to eliminate, mitigate or recover from security problems, viruses and bugs could be significant and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material adverse impact on our operations, net revenues and operating results.

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

We retain confidential customer financial as well as patient health information in addition to our own proprietary information and data essential to our business operations. Therefore, it is critical that the facilities and infrastructure on which we depend to run our business and the products we develop remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, our products as well as the infrastructure and IT systems on which we depend are vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks, malware and ransomware, employee error or malfeasance or similar disruptive problems by third parties, including organized groups or state actors. For example, we have experienced cybersecurity incidents and may again in the future. Further, the frequency of third-party cyber attacks has increased since the onset of the COVID-19 pandemic and more recently the military conflict in Ukraine. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to our management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving the issues quickly or in unanticipated ways, cause us to incur significant expense and liability, or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including oversight, investigations and disclosure obligations as well as fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we incur investigating and responding to any incidents, which may be significant.

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

We are dependent on commercial freight carriers, primarily UPS, to deliver our products. If the operations of these carriers are disrupted for any reason, we may be unable to timely deliver our products to our customers who may choose alternative products causing our net revenues and gross margin to decline, possibly materially. For example, after Russia's military attacks began in Ukraine, UPS ceased shipments to Russia and we suspended our commercial operations there as well. Moreover, when fuel costs increase, our freight costs generally do so as well. In addition, we earn an increasingly larger portion of our total revenues from international sales. International sales carry higher shipping costs which could negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to successfully pass all or significant portions of the increase along to our customers, or we cannot otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be adversely affected.

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

If we underestimate volume growth, our growth may exceed our manufacturing capacity of one or more of our suppliers or manufacturing facilities, we may be understaffed and we may not have sufficient materials. Specifically, our manufacturing process relies on sophisticated computer software and requires new technicians to undergo a relatively long training process, often 120 days or longer. As a result, if we are unable to accurately predict our volume growth, we may have an insufficient number of trained technicians to ensure products are manufactured and delivered within the time frames our customers expect. Without sufficient capacity, trained personnel or materials, we may be unable to provide our products to customers in a timely manner, which could damage our relationships with our existing customers or harm our ability to attract new customers. Specifically, production levels for our intraoral scanner are generally forecasted based on forecasts and historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products weeks or more in advance of projected customer orders. Actual customer demand depends on many factors and may vary significantly from forecasts. We will lose opportunities to increase revenues and profits and may incur increased costs if we underestimate customer demand. The effects of underestimating our demand could cause a decline in our net revenues and net income and could adversely affect our results of operations.

Conversely, if we over estimate our growth, we may have excess expenses caused by excess staffing, materials, components and finished products, and capacity. If we hire and train too many technicians in anticipation of volume growth that does not materialize, materializes at a rate slower than anticipated, or if volumes decline, our costs and expenditures may outpace our revenues or revenue growth, harming our gross margin and financial results. Additionally, in order to secure supplies for production of products, we sometimes enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.

Improvements to or changes in our products may affect the demand and make demand less predictable. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to the lower of cost or net realized value the excess and obsolete inventory, which may materially adversely affect our results of operations. For instance, periodically we announce new products, capabilities, or technologies that replace or shorten the life cycles of legacy products or cause customers to defer or stop purchasing legacy products until new products become available. These risks increase the difficulty of accurately forecasting demand for discontinued and new products as well as the likelihood of inventory obsolescence, loss of revenue and associated gross profit.

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

We may not be afforded the protection of a patent if our currently pending or future patent filings do not result in the issuance of patents or we fail to apply for patent protection. We may fail to apply for a patent if our personnel fail to disclose or recognize new patentable ideas or innovations. Remote working can decrease the opportunities for our personnel to collaborate, thereby reducing the opportunities for effective invention disclosures and patent application filings. We may choose not to file a foreign patent application if the limited protections provided by a foreign patent do not outweigh the costs to obtain it. Our foreign patent portfolio is less extensive than our U.S. portfolio.

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

We maintain single supply relationships for many of these machines and materials. In particular, our CT scanning and stereolithography equipment used in our aligner manufacturing and many of the critical components for the optics of our scanners are provided by single suppliers. We rely on a single third-party manufacturer to supply key sub-assemblies for our iTero Element scanner. We purchase the vast majority of our resin and polymer, the primary raw materials used in our manufacturing process for clear aligners, from a single source. By using single suppliers for materials and manufacturing in a limited number of locations, we risk multiple supply chain vulnerabilities. For example, damage or destruction of a facility can materially disrupt our ability to timely deliver key components and materials or products or a supplier could encounter financial, operating or other difficulties, be unable to hire or maintain personnel, fail to timely obtain supplies, fail to maintain manufacturing standards or controls, or fail to timely deliver materials, parts or components. To the extent any of our suppliers or others' suppliers in our supply chain are dependent on raw materials, components or other parts from Russia or Ukraine, the foregoing risks may be more likely to occur as a result of the military conflict in Ukraine. Any one of these occurrences would impact our supply chain.

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

The environmental regulations related to greenhouse gases may have an impact on our or our suppliers’ energy sources. Many U.S. and foreign regulators have enacted or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from power generation units using fossil fuels like coal and natural gas. The effects of greenhouse gas emission limits on power generation that have been enacted already or that may be enacted in the future are subject to significant uncertainties, including the timing of any new requirements, levels of emissions reductions and the scope and types of emissions regulated. Initiatives and legislation designed to reduce, restrict or eliminate greenhouse gas emissions from power generation may have the effect of increasing our costs and those of our suppliers and could result in manufacturing, transportation and supply chain disruptions and delays if clean energy alternatives are not readily available in adequate supply when required. Moreover, alternative energy sources that supply the power to meet our current and future demands as well as those of our suppliers and the global and regional economies in general, coupled with reduced investments in traditional energy sources and infrastructure, may fail to provide the predictable, reliable, and consistent energy that we, our suppliers and other businesses need for operations.

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

Our customers and consumers are experiencing rising inflation which decreases customer and consumer buying power and demand for our products. We also experienced rising inflationary pressures in 2021 and those pressures are increasing in 2022. In addition to reducing customer and consumer demand, cost inflation, including increases in ocean container rates, raw material prices, labor rates, and domestic transportation costs threaten to impact our profitability and our ability to recover these cost increases through price increases may continue to lag, resulting in downward pressure on our gross margin and operating margin. Any attempts to offset cost increases with price increases may result in greater reductions in sales, increase customer dissatisfaction or otherwise harm our reputation.

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
•sales of stock by us, our officers or directors; and
•general economic market conditions, including rising interest rates, inflationary pressures, recessions, and global political conflict.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs(1)
January 1, 2022 through January 31, 2022	—	$—	—	$724,962,500
February 1, 2022 through February 28, 2022	143,581	$522.61	143,581	$649,926,094
March 1, 2022 through March 31, 2022	—	$—	—	$649,926,094
Total	143,581		143,581

1 May 2021 Repurchase Program. On May 13, 2021, we announced that our Board of Directors had authorized a plan to repurchase up to $1.0 billion of our common stock. Subsequent to the first quarter, on April 29, 2022, we entered into an ASR to repurchase $200.0 million of our common stock. We paid $200.0 million and received an initial delivery of approximately 0.6 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount. See Note 9 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the May 2021 Repurchase Program.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None

Item 6.        Exhibits.

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

ALIGN TECHNOLOGY, INC.

May 5, 2022	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

May 5, 2022	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance