Form 10-Q
period 2022-06-30
ALIGN TECHNOLOGY INC
filed 2022-08-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 29, 2022 was 78,108,185.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$969,553	$1,010,808	$1,942,772	$1,905,579
Cost of net revenues	281,994	252,270	545,867	469,943
Gross profit	687,559	758,538	1,396,905	1,435,636
Operating expenses:
Selling, general and administrative	426,398	431,921	865,855	829,036
Research and development	72,965	57,715	144,772	112,252
Total operating expenses	499,363	489,636	1,010,627	941,288
Income from operations	188,196	268,902	386,278	494,348
Interest income and other income (expense), net:
Interest income	245	383	922	2,026
Other income (expense), net	(14,832)	(483)	(26,105)	34,049
Total interest income and other income (expense), net	(14,587)	(100)	(25,183)	36,075
Net income before provision for income taxes	173,609	268,802	361,095	530,423
Provision for income taxes	60,809	69,088	113,997	130,333
Net income	$112,800	$199,714	$247,098	$400,090

Net income per share:
Basic	$1.44	$2.53	$3.15	$5.06
Diluted	$1.44	$2.51	$3.13	$5.02
Shares used in computing net income per share:
Basic	78,395	79,008	78,568	79,004
Diluted	78,545	79,638	78,840	79,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$112,800	$199,714	$247,098	$400,090
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(13,756)	586	(21,067)	(13,865)
Change in unrealized gains (losses) on investments, net of tax	(301)	—	(3,029)	(20)
Other comprehensive income (loss)	(14,057)	586	(24,096)	(13,885)
Comprehensive income	$98,743	$200,300	$223,002	$386,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$877,501	$1,099,370
Marketable securities, short-term	22,138	71,972
Accounts receivable, net of allowance for doubtful accounts of $9,520 and $9,245, respectively	931,854	897,198
Inventories	310,046	230,230
Prepaid expenses and other current assets	235,265	195,305
Total current assets	2,376,804	2,494,075
Marketable securities, long-term	77,551	125,320
Property, plant and equipment, net	1,182,444	1,081,926
Operating lease right-of-use assets, net	117,912	121,257
Goodwill	390,100	418,547
Intangible assets, net	93,817	109,709
Deferred tax assets	1,518,648	1,533,767
Other assets	52,843	57,509
Total assets	$5,810,119	$5,942,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,607	$163,886
Accrued liabilities	416,459	607,315
Deferred revenues	1,242,348	1,152,870
Total current liabilities	1,804,414	1,924,071
Income tax payable	116,414	118,072
Operating lease liabilities	98,332	102,656
Other long-term liabilities	191,878	174,597
Total liabilities	2,211,038	2,319,396
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,059 and 78,710 issued and outstanding, respectively)	8	8
Additional paid-in capital	1,016,882	999,006
Accumulated other comprehensive income (loss), net	(19,770)	4,326
Retained earnings	2,601,961	2,619,374
Total stockholders’ equity	3,599,081	3,622,714
Total liabilities and stockholders’ equity	$5,810,119	$5,942,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2022	Shares	Amount
Balance as of March 31, 2022	78,805	$8	$992,287	$(5,713)	$2,680,270	$3,666,852
Net income	—	—	—	—	112,800	112,800
Net change in unrealized gains (losses) from investments	—	—	—	(301)	—	(301)
Net change in foreign currency translation adjustment	—	—	—	(13,756)	—	(13,756)
Issuance of common stock relating to employee equity compensation plans	11	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(654)	—	—	(654)
Common stock repurchased and retired	(757)	—	(8,891)	—	(191,109)	(200,000)
Stock-based compensation	—	—	34,140	—	—	34,140
Balance as of June 30, 2022	78,059	$8	$1,016,882	$(19,770)	$2,601,961	$3,599,081

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2022	Shares	Amount
Balance as of December 31, 2021	78,710	$8	$999,006	$4,326	$2,619,374	$3,622,714
Net income	—	—	—	—	247,098	247,098
Net change in unrealized gains (losses) from investments	—	—	—	(3,029)	—	(3,029)
Net change in foreign currency translation adjustment	—	—	—	(21,067)	—	(21,067)
Issuance of common stock relating to employee equity compensation plans	250	—	14,827	—	—	14,827
Tax withholdings related to net share settlements of equity awards	—	—	(52,187)	—	—	(52,187)
Common stock repurchased and retired	(901)	—	(10,525)	—	(264,511)	(275,036)
Stock-based compensation	—	—	65,761	—	—	65,761
Balance as of June 30, 2022	78,059	$8	$1,016,882	$(19,770)	$2,601,961	$3,599,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2021	Shares	Amount
Balance as of March 31, 2021	79,136	$8	$948,362	$29,030	$2,416,176	$3,393,576
Net income	—	—	—	—	199,714	199,714
Net change in foreign currency translation adjustment	—	—	—	586	—	586
Issuance of common stock relating to employee equity compensation plans	89	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(38,321)	—	—	(38,321)
Common stock repurchased and retired	(277)	—	(3,065)	—	(156,935)	(160,000)
Equity forward contract related to accelerated stock repurchase	—	—	(40,000)	—	—	(40,000)
Stock-based compensation	—	—	28,855	—	—	28,855
Balance as of June 30, 2021	78,948	$8	$895,831	$29,616	$2,458,955	$3,384,410

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2021	Shares	Amount
Balance as of December 31, 2020	78,860	$8	$974,556	$43,501	$2,215,800	$3,233,865
Net income	—	—	—	—	400,090	400,090
Net change in unrealized gains (losses) from investments	—	—		(20)	—	(20)
Net change in foreign currency translation adjustment	—	—	—	(13,865)	—	(13,865)
Issuance of common stock relating to employee equity compensation plans	365	—	13,133	—	—	13,133
Tax withholdings related to net share settlements of equity awards	—	—	(104,889)	—	—	(104,889)
Common stock repurchased and retired	(277)	—	(3,065)	—	(156,935)	(160,000)
Equity forward contract related to accelerated stock repurchase	—	—	(40,000)	—	—	(40,000)
Stock-based compensation	—	—	56,096	—	—	56,096
Balance as of June 30, 2021	78,948	$8	$895,831	$29,616	$2,458,955	$3,384,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$247,098	$400,090
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	14,747	39,961
Depreciation and amortization	59,907	51,527
Stock-based compensation	65,761	56,096
Non-cash operating lease cost	15,075	12,413
Arbitration award gain	—	(43,403)
Other non-cash operating activities	16,172	13,174
Changes in assets and liabilities:
Accounts receivable	(53,462)	(164,822)
Inventories	(91,060)	(49,070)
Prepaid expenses and other assets	(14,219)	(70,132)
Accounts payable	(23,944)	(5,736)
Accrued and other long-term liabilities	(212,896)	65,650
Long-term income tax payable	(1,657)	7,535
Deferred revenues	136,021	231,408
Net cash provided by operating activities	157,543	544,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(163,348)	(167,668)
Purchase of marketable securities	(20,466)	—
Proceeds from maturities of marketable securities	21,690	—
Proceeds from sales of marketable securities	92,235	—
Repayment on unsecured promissory note	—	4,594
Proceeds from arbitration award	—	43,403
Other investing activities	(2,189)	(4,249)
Net cash used in investing activities	(72,078)	(123,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,827	13,133
Common stock repurchases	(275,036)	(160,000)
Payments for equity forward contracts related to accelerated share repurchase agreements	—	(40,000)
Payroll taxes paid upon the vesting of equity awards	(52,187)	(104,889)
Net cash used in financing activities	(312,396)	(291,756)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4,978	(3,511)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(221,953)	125,504
Cash, cash equivalents, and restricted cash at beginning of the period	1,100,139	961,474
Cash, cash equivalents, and restricted cash at end of the period	$878,186	$1,086,978
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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and we make no representations related thereto.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of intangible assets and property and equipment, long-lived assets and goodwill, income taxes, contingent liabilities, the fair values of financial instruments, stock-based compensation and the valuation of investments in privately held companies among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Uncertainties

The military conflict between Russia and Ukraine and its impact on the economy has caused significant worldwide challenges. While the situation is highly uncertain and evolving, its impact on the economy, including inflation, volatilities in the financial market, supply chain challenges, impacts on consumer confidence, purchasing power, sanctions and retaliatory sanctions among others, have impacted and could potentially subject our business to materially adverse consequences should any portion of its impacts become prolonged or escalate beyond its current scope.

Further, as the COVID-19 pandemic continues and new variants of the virus emerge, we are continuing to see fluctuations in the numbers of patients seeking treatment for dental services and the number of doctors providing services and treatments globally. The full extent to which the pandemic, including as a result of any new variants, business restrictions or lockdowns, and the impact of vaccinations, will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately determined. Additionally, we could also be materially adversely affected by uncertain or reduced demand, labor shortages, delays in collection of outstanding receivables and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

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

Recent Accounting Pronouncements Not Yet Effective

We continue to monitor new accounting pronouncements issued by the Financial Accounting Standards Board and do not believe any of the recently issued accounting pronouncements will have a material impact on our consolidated financial statements or related disclosures.

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities on our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (in thousands):

					Reported as:
June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$758,365	$—	$—	$758,365	$758,365	$—	$—
Money market funds	119,148	—	(12)	119,136	119,136	—	—
Corporate bonds	70,808	—	(2,812)	67,996	—	8,488	59,508
U.S. government treasury bonds	18,609	—	(495)	18,114	—	6,490	11,624
Asset-backed securities	7,042	—	(59)	6,983	—	3,113	3,870
Municipal bonds	5,541	—	(100)	5,441	—	4,047	1,394
U.S. government agency bonds	1,201	—	(46)	1,155	—	—	1,155
Total	$980,714	$—	$(3,524)	$977,190	$877,501	$22,138	$77,551

					Reported as:
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$754,802	$—	$—	$754,802	$754,802	$—	$—
Money market funds	343,012	—	(2)	343,010	343,010	—	—
Corporate bonds	115,507	9	(398)	115,118	1,042	35,065	79,011
U.S. government treasury bonds	42,976	—	(48)	42,928	—	22,251	20,677
Asset-backed securities	32,031	—	(40)	31,991	—	10,999	20,992
Municipal bonds	7,628	—	(15)	7,613	516	3,657	3,440
U.S. government agency bonds	1,201	—	(1)	1,200	—	—	1,200
Total	$1,297,157	$9	$(504)	$1,296,662	$1,099,370	$71,972	$125,320

The following table summarizes the fair value of our available-for-sale marketable securities classified by contractual maturity as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Due in 1 year or less	$17,185	$59,737
Due in 1 year through 5 years	82,504	139,113
Total	$99,689	$198,850

The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Our unrealized losses as of June 30, 2022 and December 31, 2021 are primarily due to changes in interest rates and credit spreads.

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

The following tables summarize our financial assets measured at fair value as of June 30, 2022 and December 31, 2021 (in thousands):

Description	Balance as of June 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$119,136	$119,136	$—	$—
Short-term investments:
U.S. government treasury bonds	6,490	6,490	—	—
Corporate bonds	8,488	—	8,488	—
Municipal bonds	4,047	—	4,047	—
Asset-backed securities	3,113	—	3,113	—
Long-term investments:
U.S. government treasury bonds	11,624	11,624	—	—
Corporate bonds	59,508	—	59,508	—
Municipal bonds	1,394	—	1,394	—
U.S. government agency bonds	1,155	—	1,155	—
Asset-backed securities	3,870	—	3,870	—
Other assets:
Investments in privately held companies	11,793	—	—	11,793
	$230,618	$137,250	$81,575	$11,793

Description	Balance as of December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$343,010	$343,010	$—	$—
Corporate bonds	1,042	—	1,042	—
Municipal bonds	516	—	516	—
Short-term investments:
U.S. government treasury bonds	22,251	22,251	—	—
Corporate bonds	35,065	—	35,065	—
Municipal bonds	3,657	—	3,657	—
Asset-backed securities	10,999	—	10,999	—
Long-term investments:
U.S. government treasury bonds	20,677	20,677	—	—
Corporate bonds	79,011	—	79,011	—
Municipal bonds	3,440	—	3,440	—
U.S. government agency bonds	1,200	—	1,200	—
Asset-backed securities	20,992	—	20,992	—
Prepaid expenses and other current assets:
Israeli funds	3,841	—	3,841	—
Other assets:
Investments in privately held companies	8,621	—	—	8,621
	$554,322	$385,938	$159,763	$8,621

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended June 30, 2022 and 2021, we recognized a net gain of $10.8 million and a net loss of $13.0 million, respectively, and during the six months ended June 30, 2022 we recognized a net gain of $9.2 million. The net loss recognized during the six months ended June 30, 2021 was not material. As of June 30, 2022 and December 31, 2021, the fair value of foreign exchange forward contracts outstanding was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€147,830	$154,164
Chinese Yuan	¥719,300	107,297
Polish Zloty	PLN351,500	77,556
Canadian Dollar	C$95,200	73,748
Brazilian Real	R$317,000	59,913
Japanese Yen	¥6,081,000	44,744
British Pound	£34,097	41,333
Swiss Franc	CHF22,500	23,536
Mexican Peso	M$282,700	13,988
Israeli Shekel	ILS43,160	12,380
Australian Dollar	A$4,600	3,170
		$611,829

	December 31, 2021
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€165,110	$186,358
Canadian Dollar	C$99,800	78,018
Chinese Yuan	¥494,500	77,358
Polish Zloty	PLN219,800	54,014
Brazilian Real	R$286,500	50,894
Japanese Yen	¥5,548,700	48,206
British Pound	£34,740	46,881
Israeli Shekel	ILS54,110	17,416
Mexican Peso	M$311,500	15,133
Swiss Franc	CHF9,950	10,883
Australian Dollar	A$6,900	5,009
		$590,170

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$159,037	$123,234
Work in process	82,292	51,706
Finished goods	68,717	55,290
Total inventories	$310,046	$230,230

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Value added tax receivables	$110,988	$93,610
Prepaid expenses	61,628	70,218
Other current assets	62,649	31,477
Total prepaid expenses and other current assets	$235,265	$195,305

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and benefits	$152,849	$288,355
Accrued expenses	74,281	67,169
Accrued sales and marketing expenses	37,250	41,387
Accrued property, plant and equipment	35,563	46,561
Current operating lease liabilities	24,613	22,719
Accrued professional fees	18,433	31,457
Other accrued liabilities	73,470	109,667
Total accrued liabilities	$416,459	$607,315

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$16,169	$12,615
Charged to cost of net revenues	7,660	8,936
Actual warranty expenditures	(7,334)	(7,105)
Balance at end of period	$16,495	$14,446

Deferred revenues consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred revenues - current	$1,242,348	$1,152,870
Deferred revenues - long-term [1]	$155,510	$136,684

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended June 30, 2022 and 2021, we recognized $969.6 million and $1,010.8 million of net revenues, respectively, of which $178.4 million and $134.4 million was included in the deferred revenues balance at December 31, 2021 and 2020, respectively.

During the six months ended June 30, 2022 and 2021, we recognized $1,942.8 million and $1,905.6 million of net revenues, respectively, of which $363.3 million and $260.2 million was included in the deferred revenues balance at December 31, 2021 and 2020, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of June 30, 2022 were $1,409.4 million. These performance obligations are expected to be fulfilled over six months to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2022, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2021	$112,208	$306,339	$418,547
Foreign currency translation adjustments	(3,804)	(24,643)	(28,447)
Balance as of June 30, 2022	$108,404	$281,696	$390,100

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2022	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2022
Existing technology	10	$104,531	$(27,640)	$(4,328)	$72,563
Customer relationships	10	21,500	(4,838)	—	16,662
Trademarks and tradenames	10	17,200	(5,466)	(4,179)	7,555
Patents	8	6,511	(4,891)	—	1,620
		$149,742	$(42,835)	$(8,507)	98,400
Foreign currency translation adjustments					(4,583)
Total intangible assets, net [1]					$93,817
1 Also includes $33.5 million of fully amortized intangible assets related to customer relationships.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2021	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2021
Existing technology	10	$104,531	$(22,495)	$(4,328)	$77,708
Customer relationships	11	55,000	(25,891)	(10,751)	18,358
Trademarks and tradenames	10	17,200	(4,547)	(4,179)	8,474
Patents	8	6,511	(4,495)	—	2,016
		$183,242	$(57,428)	$(19,258)	106,556
Foreign currency translation adjustments					3,153
Total intangible assets, net					$109,709

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2022 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2022	$7,536
2023	14,997
2024	13,831
2025	13,455
2026	12,849
Thereafter	35,732
Total	$98,400

Amortization expense for both the three months ended June 30, 2022 and 2021 was $3.9 million and amortization expense for the six months ended June 30, 2022 and 2021 was $8.2 million and $7.8 million, respectively.

Note 5. Credit Facility

On July 21, 2020, we entered into a credit facility for a $300.0 million unsecured revolving line of credit with a $50.0 million letter of credit sublimit and a maturity date of July 21, 2023 (“2020 Credit Facility”). The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. The 2020 Credit Facility allows for an alternative rate to be identified if LIBOR is no longer available. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of June 30, 2022, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements in all material respects.

Note 6. Legal Proceedings

2019 Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California which were later consolidated, purportedly on behalf of Align, naming as defendants the then current members of our Board of Directors along with certain of our executive officers. The complaints assert various state law causes of action, including for breaches of fiduciary duty, insider trading, and unjust enrichment. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. The consolidated action was stayed until April 28, 2022. Defendants have not yet responded to the complaints.

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those in the derivative suits described above. The matter was similarly stayed until April 28, 2022. Defendants have not yet responded to the complaint.

Align believes these claims are without merit. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. On March 29, 2021, defendants’ motion to dismiss the amended complaint was granted with leave for the lead plaintiff to file a further amended complaint. On April 22, 2021, lead plaintiff filed a notice stating it would not file a further amended complaint. On April 23, 2021, the Court dismissed the action with prejudice and judgment was entered. Lead plaintiff filed a notice of appeal on April 28, 2021 and filed its opening appeal brief with the United States Court of Appeals for the Ninth Circuit on September 1, 2021. The defendants-appellees filed their answering brief on November 22, 2021. The lead plaintiff-appellant’s reply brief was filed on January 12, 2022. Oral argument was held on March 10, 2022. On July 8, 2022, a panel of the Ninth Circuit affirmed the district court order dismissing the complaint. On July 21, 2022, plaintiff-appellant filed a petition for rehearing or hearing en banc, which is pending. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. A jury trial is scheduled to begin in this matter on June 29, 2024. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims. Plaintiffs filed a second amended complaint on October 21, 2021. On March 2, 2022, Plaintiffs filed a third amended complaint. A jury trial is scheduled to begin in this matter on June 29, 2024. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

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

On August 27, 2020, Align initiated a confidential arbitration proceeding against SmileDirectClub LLC (“SDC”) before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint alleges that SDC breached the Supply Agreement’s terms, causing damages to Align in an amount to be determined. On January 19, 2021, SDC filed a counterclaim alleging that Align breached the Supply Agreement. On May 3, 2022, SDC filed an additional counterclaim alleging that Align breached the Supply Agreement. Align denies SDC's allegations in the counterclaims and will vigorously defend itself against them. The arbitration hearing on Align’s claims and SDC’s first counterclaim was held on July 18-27, 2022 in Chicago, Illinois. The arbitration hearing on SDC’s second counterclaim is set for February 20-24, 2023.

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

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of June 30, 2022, the 2005 Incentive Plan, as amended, has a total reserve of 27,783,379 shares of which 3,744,033 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of net revenues	$1,614	$1,418	$3,128	$2,724
Selling, general and administrative	26,491	23,058	51,216	44,902
Research and development	6,035	4,379	11,417	8,470
Total stock-based compensation	$34,140	$28,855	$65,761	$56,096

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the six months ended June 30, 2022 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2021	492	$369.17
Granted	232	485.01
Vested and released	(189)	333.28
Forfeited	(22)	429.13
Unvested as of June 30, 2022	513	$432.28	1.6	$121,475

As of June 30, 2022, we expect to recognize $174.7 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.6 years.

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

The following table summarizes the MSU performance for the six months ended June 30, 2022:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2021	174	$551.57
Granted [1]	101	607.96
Vested and released	(128)	396.10
Forfeited	(3)	744.39
Unvested as of June 30, 2022	144	$725.73	1.5	$34,097
1    Includes MSUs vested during the period above 100% of the grant as actual shares released is based on Align’s stock performance over the vesting period.

As of June 30, 2022, we expect to recognize $55.2 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

As of June 30, 2022, we have 2,156,295 shares available for future issuance under our Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).

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

As of June 30, 2022, we expect to recognize $14.3 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.8 year.

Note 9. Common Stock Repurchase Program

In May 2018, our Board of Directors authorized a plan to repurchase up to $600.0 million of our common stock (“May 2018 Repurchase Program”). As of December 31, 2021, the authorization under the May 2018 Repurchase Program was completed. In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”). As of June 30, 2022, we have $449.9 million available for repurchases under the May 2021 Repurchase Program.

Accelerated Share Repurchase Agreements (“ASRs”)

During the six months ended June 30, 2022 and 2021, we entered into ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. The following table summarizes the information regarding repurchases of our common stock under ASRs:

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q2 2021	May 2018	$100.0	Q3 2021	171,322	$583.70
Q2 2021	May 2021	$100.0	Q3 2021	161,707	$618.40
Q2 2022	May 2021	$200.0	Q2 2022	756,502	$264.37

Open Market Common Stock Repurchases

During the six months ended June 30, 2022, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $522.61 per share, including commissions and fees, for an aggregate purchase price of $75.0 million.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $60.8 million and $69.1 million for the three months ended June 30, 2022 and 2021, respectively, representing effective tax rates of 35.0% and 25.7%, respectively. Our provision for income taxes was $114.0 million and $130.3 million for the six months ended June 30, 2022 and 2021, respectively, representing effective tax rates of 31.6% and 24.6%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2022 and 2021 primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S., partially offset by the recognition of excess tax benefits related to stock-based compensation. Additionally, a change in U.S. tax laws effective January 1, 2022 which requires capitalization and amortization of research and development expenses incurred after December 31, 2021 has increased our effective tax rate for the three and six months ended June 30, 2022.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2018 and 2017, respectively. Our Israeli subsidiary is under tax audit for years 2016 through 2019. During the fourth quarter of 2021, the Israel Tax Authority issued a tax assessment in connection with a 2016 transaction to which our Israeli subsidiary was a party. We filed an administrative appeal challenging the assessment during the first quarter of 2022 and, by doing so, proceeded to the next administrative stage of the audit. We will continue to vigorously defend our Israeli subsidiary’s tax return position. Based on our assessment of the information currently available, we have not derecognized or remeasured our tax positions with respect to this matter during the six months ended June 30, 2022. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2015.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $73.2 million and $63.3 million as of June 30, 2022 and December 31, 2021, respectively, a material amount of which would impact our effective tax rate if recognized. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. Total interest and penalties accrued as of June 30, 2022 was not material. While we defend income tax audits in various jurisdictions and the results of such audits may differ materially from the amounts accrued for each year, we cannot currently ascertain the bases on which any given audit will be ultimately resolved. Accordingly, we are unable to estimate the range of possible adjustments to our balance of gross unrecognized tax benefits in the next 12 months.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$112,800	$199,714	$247,098	$400,090
Denominator:
Weighted average common shares outstanding, basic	78,395	79,008	78,568	79,004
Dilutive effect of potential common stock	150	630	272	733
Total shares, diluted	78,545	79,638	78,840	79,737

Net income per share, basic	$1.44	$2.53	$3.15	$5.06
Net income per share, diluted	$1.44	$2.51	$3.13	$5.02

Anti-dilutive potential common shares [1]	361	49	314	38

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$60,115	$133,530
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,048	$14,030
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,351	$24,338

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

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues
Clear Aligner	$798,398	$840,959	$1,608,094	$1,594,228
Systems and Services	171,155	169,849	334,678	311,351
Total net revenues	$969,553	$1,010,808	$1,942,772	$1,905,579
Gross profit
Clear Aligner	$585,245	$646,665	$1,190,941	$1,231,199
Systems and Services	102,314	111,873	205,964	204,437
Total gross profit	$687,559	$758,538	$1,396,905	$1,435,636
Income from operations
Clear Aligner	$307,209	$347,626	$619,928	$675,091
Systems and Services	45,599	64,675	96,398	111,903
Unallocated corporate expenses	(164,612)	(143,399)	(330,048)	(292,646)
Total income from operations	$188,196	$268,902	$386,278	$494,348
Stock-based compensation
Clear Aligner	$3,001	$2,632	$5,855	$4,926
Systems and Services	236	174	450	345
Unallocated corporate expenses	30,903	26,049	59,456	50,825
Total stock-based compensation	$34,140	$28,855	$65,761	$56,096
Depreciation and amortization
Clear Aligner	$14,029	$12,170	$27,796	$23,290
Systems and Services	6,776	4,622	13,698	9,167
Unallocated corporate expenses	9,476	9,100	18,413	19,070
Total depreciation and amortization	$30,281	$25,892	$59,907	$51,527

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment income from operations	$352,808	$412,301	$716,326	$786,994
Unallocated corporate expenses	(164,612)	(143,399)	(330,048)	(292,646)
Total income from operations	188,196	268,902	386,278	494,348
Interest income	245	383	922	2,026
Other income (expense), net	(14,832)	(483)	(26,105)	34,049
Net income before provision for income taxes	$173,609	$268,802	$361,095	$530,423

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues [1]:
U.S.	$430,053	$434,398	$850,973	$817,400
Switzerland	330,351	366,334	662,090	681,784
Other International	209,149	210,076	429,709	406,395
Total net revenues	$969,553	$1,010,808	$1,942,772	$1,905,579

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	June 30, 2022	December 31, 2021
Long-lived assets [1]:
Switzerland	$499,626	$444,205
U.S.	212,071	210,582
China	123,180	125,346
Other International	465,479	423,050
Total long-lived assets	$1,300,356	$1,203,183

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including inflation, fluctuations in currency exchange rates, consumer confidence and demand, weakness in general economic conditions and recessions, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global and regional economies, our expectations regarding the impact of the military conflict in Ukraine generally and specifically regarding our operations and assets in Russia, including the potential ramifications of sanctions and regarding relations with other countries and impact on our workforce located in Russia, our marketing and efforts to build our brand awareness, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectation regarding customer and consumer purchasing behavior, including expectations related to consumer demand for digital solutions, our expectations for future investments in and benefits from sales and marketing activities, our preparedness and our customers' preparedness to react to changing circumstances and demand, results of operations and financial condition, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgments we make related to our tax obligations, our predicted level of operating expenses and gross margins and other factors beyond our control, our expectations regarding staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Executive Overview of Results

Trends and Uncertainties

Our business strategic priorities remain focused on four principal pillars of growth: (i) international expansion; (ii) general practitioner dentists (“GPs”) adoption; (iii) patient demand and conversion; and (iv) orthodontic utilization. Below is a discussion of the significant trends and uncertainties that could impact to our operations:

Macroeconomic Challenges and Military Conflict in Ukraine

Our revenues and costs are susceptible to fluctuations in macroeconomic conditions, in line with inflation and slowing global and regional economic activity and contractions, changes in customer and consumer sentiment and demand, seasonality, increasing prices for commodities, services and transportation and disruptions in our manufacturing, supply and distribution operations and also those of our suppliers. These factors can be further exacerbated by the anticipation of, or actual, global and regional economic recessions which compound the impacts of existing macroeconomic challenges. Moreover, many of our international operations are denominated in currencies other than the U.S. dollar and the weakening of the foreign currencies against the U.S. dollar has caused a negative impact on our financial condition and results of operations which we expect to continue into the future. Specifically, during the first half of 2022, primarily due to the military conflict between Russia and Ukraine and the significant sanctions that followed, Russia’s currency, the ruble, weakened against the U.S. dollar. The nature and extent of the impact of these factors varies by time and region and remain uncertain and unpredictable.

The military conflict between Russia and Ukraine has increased the unpredictability of the already uncertain macroeconomic conditions. We remain deeply concerned about the devastating events that have and continue to unfold in Ukraine and the significant humanitarian, economic and societal tragedy unfolding there. Our top priority remains the safety and security of our employees and their families, particularly those most directly impacted by the hostilities and the resulting sanctions and retaliatory sanctions. We continue to employ a significant number of research and development personnel in Russia as well as sales, marketing and administrative personnel. We do not have employees in Ukraine. We have taken extraordinary efforts to support our team members in the region, including helping them financially and working to maintain their safety and security. We furthermore accelerated programs underway before the conflict began aimed at maintaining and growing our research and development operations over the long run that includes diversifying the facilities at which our personnel are located. Our Board of Directors and its applicable committees receive regular updates from management and have and continue to provide oversight of the risks associated with the military conflict between Russia and Ukraine and other areas of strategic importance related to the conflict. Our management continues to closely monitor the situation and evaluate additional ways in which we can support our employees.

Although immaterial to our consolidated financial statements, our commercial business operations in Russia have been significantly impacted by the conflict. In February 2022, after the military conflict commenced, our primary shipping vendor, UPS, ceased deliveries into Russia and shortly thereafter, we suspended all commercial activities. Our current focus is on providing continuity of care consistent with our values and ethical responsibility to patients, who are in treatment. In doing so, we are also focused on managing compliance with global sanctions applicable to our business, including significant restrictions imposed by countries on both sides of the conflict targeting business entities, persons and certain activities. The pace at which sanctions are being imposed and the expanding number and breadth of the sanctions enacted continue to create global and regional economic challenges that have caused and are expected to continue to cause significant uncertainty and unpredictability to our operations.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to cause significant volatility and uncertainty in the global and regional economies, leading to changes in consumer and business behavior, market fluctuations, materials and product shortages and restrictions on business and individual activities, all of which are materially impacting supply and demand in broad sectors of the world markets. As new variants of the virus emerge, there has been a patchwork response to prevent its spread and, consequently, continuing fluctuations in the numbers of patients seeking treatment for dental services and the number of doctors providing services and treatments in other markets. The emergence of new variants, vaccinations and public health measures are driving the pace of economic recovery unevenly in various regions. These factors and ongoing consumer concerns regarding the virus have continued to impact our results of operations, sometimes materially, and may continue to impact our results in future periods. Therefore, comparing our financial results for the reporting periods of 2022 to the same reporting periods of 2021 or earlier may not be a useful means by which to evaluate the health of our business and our results of operations.

Our top priority remains the health and safety of our employees and their families, our customers and their staff, and we are taking prudent measures to safeguard them while remaining flexible in our operational efforts. Concerns regarding the spread and impact of the virus have lessened in many countries in which we operate, including the U.S. Consequently, efforts to reopen many of our offices in 2022 are continuing but remain in fluctuation as certain parts of the world at certain periods of time continue to respond to outbreaks of COVID-19 and new variants of the virus. Where our offices have reopened, we have adopted a flexible hybrid schedule that will allow many of our employees the opportunity to collaborate and connect with others in our offices three days per week while having the option to work remotely other days. We believe that this added flexibility benefits employees and Align overall.

Overall, we expect the challenges and risks discussed above to persist, creating uncertainty and unpredictability for consumers, global and regional economies as well as our business and the businesses of our customers and suppliers. We strive to manage the challenges by focusing on improving our operations, building flexibility and efficiencies in our processes, and adjusting our business models to changing circumstances. Specifically, we are managing cost impacts through pricing actions, implementing cost saving measures, and averting supply chain shortages and delays. We do this by proactively communicating with our suppliers and distributors and modifying our purchase order commitments to mitigate the risks of production interruptions and maintaining inventory levels as required. We have also increased our cybersecurity measures to detect, protect against potential incidents and recover from actual incidents and events.

Further discussion of the impact of the unpredictable macroeconomic conditions, the military conflict in Ukraine, and the ramifications from the impacts of COVID-19 on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended June 30, 2022, our business operations reflect the following:

•Revenues of $969.6 million, a decrease of 4.1% year-over-year;
•Clear Aligner revenues of $798.4 million, a decrease of 5.1% year-over-year;
◦Americas Clear Aligner revenues of $385.2 million, a decrease of 3.8% year-over-year;
◦International Clear Aligner revenues of $346.2 million, a decrease of 11.2% year-over-year;
◦Clear Aligner case volume decrease of 10.0% year-over-year and Clear Aligner case volume decrease for teenage patients of 2.1% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $171.2 million, an increase of 0.8% year-over-year;
•Income from operations of $188.2 million and operating margin of 19.4%;
•Effective tax rate of 35.0%;
•Net income of $112.8 million with diluted net income per share of $1.44;
•Cash, cash equivalents and marketable securities of $977.2 million as of June 30, 2022;
•Operating cash flow of $127.0 million;
•Capital expenditures of $76.0 million, predominantly related to increases in our manufacturing capacity and facilities; and
•Number of employees was 24,020 as of June 30, 2022, an increase of 17.8% year-over-year.

Other Statistical Data and Trends

•As of June 30, 2022, approximately 13.4 million people worldwide have been treated with our Invisalign system, approximately 77,000 iTero scanners have been sold and approximately 51,000 exocad software licenses have been installed. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and dental practices that could use intraoral scanners and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system, dental professionals and/or labs and service providers to use iTero intraoral scanners, and dental labs and practitioners to install exocad CAD/CAM software.

•For the second quarter of 2022, total Invisalign cases submitted with a digital scanner in the Americas increased to 91.4%, up from 86.6% in the second quarter of 2021 and international scans increased to 84.4%, up from 76.2% in the second quarter of 2021. For the second quarter of 2022, 97.1% of Invisalign cases submitted by North American orthodontists were submitted digitally.

•Total utilization rate in the second quarter of 2022 decreased to 7.3 cases per doctor compared to 8.0 cases per doctor in the second quarter of 2021. Utilization rates in North America and our International locations were as follows:

▪North America: Utilization rate among our North American orthodontist customers decreased to 26.8 cases per doctor in the second quarter of 2022 compared to 29.4 cases per doctor in the second quarter of 2021 and the utilization rate among our North American GP customers decreased to 5.1 cases per doctor in the second quarter of 2022 compared to 5.3 cases per doctor in the second quarter of 2021.

▪International: International doctor utilization rate was 6.4 cases per doctor in the second quarter of 2022 compared to 7.1 cases per doctor in the second quarter of 2021.

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
North America-Ortho
North America-GP
International
Total

* Invisalign utilization rates are calculated by the number of cases shipped divided by the number of doctors to whom cases were shipped. Our International region includes Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Latin America (“LATAM”) is excluded from the International region based on its immateriality to the quarter; however is included in the Total utilization.

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

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and six months ended June 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2022	2021	Change		2022	2021	Change
Clear Aligner net revenues:
Americas	$385.2	$400.5	$(15.3)	(3.8)%	$761.4	$757.9	$3.5	0.5%
International	346.2	389.7	(43.5)	(11.2)%	717.3	743.0	(25.7)	(3.5)%
Non-case	67.0	50.8	16.2	31.9%	129.4	93.3	36.1	38.7%
Total Clear Aligner net revenues	$798.4	$841.0	$(42.6)	(5.1)%	$1,608.1	$1,594.2	$13.9	0.9%
Systems and Services net revenues	171.2	169.8	1.3	0.8%	334.7	311.4	23.3	7.5%
Total net revenues	$969.6	$1,010.8	$(41.3)	(4.1)%	$1,942.8	$1,905.6	$37.2	2.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Case volume data which represents Clear Aligner case shipments for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
Total case volume	599.0	665.6	(66.6)	(10.0)%	1,197.8	1,261.4	(63.6)	(5.0)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended June 30, 2022, total net revenues decreased $41.3 million as compared to the same period in 2021 primarily due to a decrease in Clear Aligner case volume partially offset by increases in Clear Aligner ASP, Clear Aligner non-case revenues and service revenues.

For the six months ended June 30, 2022, total net revenues increased $37.2 million as compared to the same period in 2021 primarily due to increases in Clear Aligner ASP, Clear Aligner non-case revenues and service revenues partially offset by a decrease in Clear Aligner case volume.

Clear Aligner - Americas

For the three months ended June 30, 2022, Americas net revenues decreased by $15.3 million as compared to the same period in 2021 primarily due to a 9.9% decrease in case volume which reduced net revenues by $39.7 million which was partially offset by an increase in ASP which increased net revenues by $24.4 million. Higher ASP was mainly due to processing fees charged on most clear aligner shipments and price increases in certain markets which increased revenues by $12.7 million along with lower net deferrals which increased net revenues by $11.4 million.

For the six months ended June 30, 2022, Americas net revenues increased by $3.5 million as compared to the same period in 2021 primarily due to an increase in ASP which increased net revenues by $48.5 million. Higher ASP was mainly due to processing fees charged on most clear aligner shipments and price increases in certain markets which increased revenues by $25.5 million along with lower net deferrals which increased net revenues by $20.2 million. Higher ASP was partially offset by a 5.9% decrease in case volume which reduced net revenues by $45.0 million.

Clear Aligner - International

For the three months ended June 30, 2022, International net revenues decreased by $43.5 million as compared to the same period in 2021 primarily due to a 10.1% decrease in case volume which reduced net revenues by $39.5 million. Lower ASP also decreased net revenues by $4.0 million largely due to unfavorable foreign exchange rates which decreased net revenues by $33.4 million and a product mix shift to lower priced products which decreased net revenues by $10.0 million. The decrease in ASP was partially offset by lower net deferrals which increased net revenues by $29.2 million and processing fees charged on most clear aligner shipments which increased net revenues by $12.1 million.

For the six months ended June 30, 2022, International net revenues decreased by $25.7 million as compared to the same period in 2021 primarily due to a 3.9% decrease in case volume which resulted in lower net revenues of $29.3 million. Higher

ASP increased net revenues by $3.6 million largely due to lower net deferrals which increased net revenues by $47.4 million and processing fees charged on most clear aligner shipments which increased net revenues by $36.9 million. The increase in ASP was mostly offset by unfavorable foreign exchange rates which decreased net revenues by $56.3 million, unfavorable promotional discounts which decreased net revenues $14.6 million, and a product mix shift to lower priced products which decreased net revenues by $11.5 million.
Clear Aligner - Non-Case

For the three and six months ended June 30, 2022, non-case net revenues increased by $16.2 million and $36.1 million as compared to the same periods in 2021 due to increased volume for retention products across all regions primarily driven by Vivera retainers.

Systems and Services

For the three months ended June 30, 2022, Systems and Services net revenues increased by $1.3 million as compared to the same period in 2021 primarily due to higher service and other revenues which increased $18.7 million mostly due to a larger installed base. These increases were mostly offset by a lower number of scanners sold which decreased net revenues $13.1 million in addition to a lower scanner ASP.

For the six months ended June 30, 2022, Systems and Services net revenues increased by $23.3 million as compared to the same period in 2021 primarily due to higher service and other revenues which increased $36.4 million mostly due to a larger installed base partially offset by a lower number of scanners sold which decreased net revenues by $9.5 million and lower scanner ASP.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Clear Aligner
Cost of net revenues	$213.2	$194.3	$18.9	$417.2	$363.0	$54.1
% of net segment revenues	26.7%	23.1%		25.9%	22.8%
Gross profit	$585.2	$646.7	$(61.4)	$1,190.9	$1,231.2	$(40.3)
Gross margin %	73.3%	76.9%		74.1%	77.2%
Systems and Services
Cost of net revenues	$68.8	$58.0	$10.9	$128.7	$106.9	$21.8
% of net segment revenues	40.2%	34.1%		38.5%	34.3%
Gross profit	$102.3	$111.9	$(9.6)	$206.0	$204.4	$1.5
Gross margin %	59.8%	65.9%		61.5%	65.7%
Total cost of net revenues	$282.0	$252.3	$29.7	$545.9	$469.9	$75.9
% of net revenues	29.1%	25.0%		28.1%	24.7%
Gross profit	$687.6	$758.5	$(71.0)	$1,396.9	$1,435.6	$(38.7)
Gross margin %	70.9%	75.0%		71.9%	75.3%

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

Clear Aligner

For the three and six months ended June 30, 2022, our gross margin percentage decreased as compared to the same periods in 2021 primarily due to a higher mix of additional aligners along with increased costs from freight and manufacturing spend. These factors were offset in part by higher ASP.

Systems and Services

For the three and six months ended June 30, 2022, our gross margin percentage decreased as compared to the same period in 2021 primarily due to lower ASP, manufacturing inefficiencies from lower production volumes and higher component costs partially offset by higher service revenues.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Selling, general and administrative	$426.4	$431.9	$(5.5)	$865.9	$829.0	$36.8
% of net revenues	44.0%	42.7%		44.6%	43.5%

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

For the three months ended June 30, 2022, selling, general and administrative expense decreased compared to the same period in 2021 primarily due to lower advertising and marketing costs, and lower incentive compensation. These decreases were partially offset by higher salaries expense, fringe benefits and stock-based compensation from increased headcount along with higher equipment, software and material costs.

For the six months ended June 30, 2022, selling, general and administrative expense increased compared to the same period in 2021 primarily due to higher salaries expense, fringe benefits and stock-based compensation from increased headcount, higher expense related to advertising and marketing, equipment, software and maintenance in addition to increased travel and expense related costs. These increases were partially offset by lower incentive compensation.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Research and development	$73.0	$57.7	$15.3	$144.8	$112.3	$32.5
% of net revenues	7.5%	5.7%		7.5%	5.9%

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

For the three and six months ended June 30, 2022, research and development expense increased compared to the same periods in 2021 primarily due to higher compensation costs from higher salaries and fringe benefits driven mainly by increased headcount as we continue to focus our investments in innovation and research.

Income from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Clear Aligner
Income from operations	$307.2	$347.6	$(40.4)	$619.9	$675.1	$(55.2)
Operating margin %	38.5%	41.3%		38.6%	42.3%
Systems and Services
Income from operations	$45.6	$64.7	$(19.1)	$96.4	$111.9	$(15.5)
Operating margin %	26.6%	38.1%		28.8%	35.9%
Total income from operations [1]	$188.2	$268.9	$(80.7)	$386.3	$494.3	$(108.1)
Operating margin %	19.4%	26.6%		19.9%	25.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended June 30, 2022, our operating margin percentage decreased compared to the same period in 2021 primarily due to lower gross margin which was partially offset by lower operating expenses as a percentage of net revenues.

For the six months ended June 30, 2022, our operating margin percentage decreased compared to the same period in 2021 primarily due to lower gross margin as well as higher operating expenses as a percentage of net revenues.

Systems and Services

For the three and six months ended June 30, 2022, our operating margin percentage decreased compared to the same periods in 2021 primarily due to lower gross margin as well as higher operating expenses as a percentage of net revenues.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest income	$0.2	$0.4	$(0.1)	$0.9	$2.0	$(1.1)
% of net revenues	—%	—%		—%	0.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended June 30, 2022, there was no significant change to interest income compared to the same period in 2021.

For the six months ended June 30, 2022, interest income decreased compared to the same period in 2021 mainly due to interest earned from the arbitration award related to our investment in SmileDirectClub in the first quarter of 2021.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Other income (expense), net	$(14.8)	$(0.5)	$(14.3)	$(26.1)	$34.0	$(60.2)
% of net revenues	(1.5)%	—%		(1.3)%	1.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended June 30, 2022, other income (expense), net decreased compared to the same period in 2021 primarily due to larger net foreign exchange losses in the three months ended June 30, 2022 as compared to the same period in 2021.

For the six months ended June 30, 2022, other income (expense), net decreased compared to the same period in 2021 primarily due to a $43.4 million gain related to the arbitration award related to our investment in SmileDirectClub recognized in the first quarter of 2021 as well as larger net foreign exchange losses in the six months ended June 30, 2022 as compared to the same period in 2021.

Provision for income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Provision for income taxes	$60.8	$69.1	$(8.3)	$114.0	$130.3	$(16.3)
Effective tax rates	35.0%	25.7%		31.6%	24.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three and six months ended June 30, 2022 and 2021 primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S. partially offset by the recognition of excess tax benefits related to stock-based compensation. Additionally, a change in U.S. tax laws effective January 1, 2022 which requires capitalization and amortization of research and development expenses incurred after December 31, 2021 increased our effective tax rate for the three and six months ended June 30, 2022.

The increase in our effective tax rate for the three and six months ended June 30, 2022 compared to the same periods in 2021 is primarily attributable to foreign income taxed at different rates, capitalization and amortization of research and development expenses in 2022 and lower excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and Trends

As of June 30, 2022 and December 31, 2021, we had the following cash and cash equivalents and short-term and long-term marketable securities (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$877,501	$1,099,370
Marketable securities, short-term	22,138	71,972
Marketable securities, long-term	77,551	125,320
Total	$977,190	$1,296,662

As of June 30, 2022 and December 31, 2021, approximately $725.8 million and $713.8 million, respectively, of cash, cash equivalents and marketable securities held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from our international operations going forward, and our current plans do not require us to repatriate them to fund our U.S.

operations as we generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

The sanctions against Russian banks or international bank messaging systems due to the military conflict between Ukraine and Russia could impact our ability to access our cash in Russia but would not materially impact our liquidity position. As of June 30, 2022, cash and cash equivalents domiciled in Russia represent approximately 7.0% of our total cash, cash equivalents and marketable securities which is required to fund their current operating requirements.

Our material cash requirements are as follows:

•For 2022, we expect our investments in capital expenditures to exceed $300.0 million. Capital expenditures primarily relate to building construction and improvements as well as additional manufacturing capacity to support our international expansion. This includes our investment in an aligner fabrication facility in Wroclaw, Poland which began serving doctors during the second quarter of 2022 as a part of our strategy to bring operational facilities closer to customers. As we continue growing, we intend to expand our investments in research and development, manufacturing, treatment planning, sales and marketing operations to meet actual and anticipated local and regional demands.

•As of June 30, 2022, we have $449.9 million available for repurchase under the stock repurchase program authorized by our Board of Directors in May 2021. Refer to Note 9 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•There have been no material changes to our purchase commitments for goods and services and future operating lease payments during the periods covered by this 10-Q outside the normal course of business compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$157,543	$544,691
Investing activities	(72,078)	(123,920)
Financing activities	(312,396)	(291,756)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,978	(3,511)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(221,953)	$125,504

Operating Activities

For the six months ended June 30, 2022, cash flows from operations of $157.5 million resulted primarily from our net income of approximately $247.1 million, as well as the following:

Significant adjustments to net income

•Stock-based compensation of $65.8 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $59.9 million related to our investments in property, plant and equipment and intangible assets;
•Non-cash operating lease costs of $15.1 million; and
•Changes in deferred taxes of $14.7 million primarily related to amortization and adjustments to our deferred tax assets of our Swiss entity.

Significant changes in working capital

•Decrease of $212.9 million in accrued and other long-term liabilities primarily due to payment of our 2021 corporate bonus and the timing of payment of other activities;
•Increase of $136.0 million in deferred revenues due to the deferral of revenue on shipments over the period as well as timing of revenue recognition;
•Increase of $91.1 million in inventories primarily due to lower shipment volumes over the period in addition to higher safety stock requirements to secure materials with long lead times to support our demand; and
•Increase of $53.5 million in accounts receivable primarily related to timing of shipments and collections.

Investing Activities

Net cash used in investing activities was $72.1 million for the six months ended June 30, 2022 which primarily consisted of purchases of property, plant and equipment of $163.3 million and purchases of marketable securities of $20.5 million. These outflows were partially offset by sales and maturities of our marketable securities of $113.9 million.

Financing Activities

Net cash used in financing activities was $312.4 million for the six months ended June 30, 2022 which consisted of common stock repurchases of $275.0 million and payroll taxes paid for equity awards through share withholdings of $52.2 million which were partially offset by $14.8 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, goodwill and finite-lived acquired intangible assets, income taxes, legal proceedings and litigations. We use authoritative pronouncements, historical experience and other assumptions as the basis for making the estimates. Actual results could differ from those estimates.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate, foreign currency exchange and inflation risks that could impact our financial position and results of operations. In addition, we are subject to the broad market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic challenges, the military conflict between Russia and Ukraine and the COVID-19 pandemic. Further discussion on these risks may be found in Item 1A of this is Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2022, we had approximately $99.7 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2022, we are not subject to risks from immediate interest rate increases on our unsecured revolving line of credit facility.

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

Military Conflict in Ukraine

The U.S. and other nations have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. As of June 30, 2022, we do not expect these events to have any material impact on our operations. Our Russia net revenues as a percentage of our consolidated net revenues and our assets domiciled in Russia, including cash and cash equivalents, as a percentage of our total assets are immaterial.

Inflation Risk

The economy has been impacted by certain macroeconomic challenges which have contributed to a rising inflationary trend that have impacted both our revenues and costs globally, and which we expect will continue into the foreseeable future. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

The following is a summary of the risks that are more fully described below in this “Risk Factors” section:

Risks Relating to our Business Operations and Strategy

•Inflation, fluctuations in currency exchange rates, consumer confidence and demand, weakness in general economic conditions and recessions could negatively affect our financial condition and results of operations.
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
•Demand for our products may not increase as rapidly as we anticipate or may decrease due to resistance to non-traditional treatment methods, which could have a material adverse impact on our business and operating results.
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
•Our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our intellectual property (“IP”) rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and adversely impact our reputation.
•If we or any vendors on whose products or services we rely for our products and services infringe the patents or IP rights of other parties or are subject to a patent infringement claim, our ability to grow our business may be severely limited.
•Obtaining approvals and complying with governmental regulations, particularly those related to personal healthcare information, financial information, quality systems, competition, anti-trust, data governance and data privacy, is expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and cause harm to our reputation.
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
•We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks that may be harmful to our sales and operations, including the risk that these distributors do not comply with applicable laws or our internal procedures.
•Our business exposes us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be found liable for substantial damages or penalties if we are subject to claims or litigation.
•Increased focus on compliance with current or future ESG laws and increased scrutiny of our ESG policies and practices may materially increase our costs, expose us to potential liability, may adversely impact our reputation, employee retention, willingness of customers and suppliers to do business with us and willingness of investors to invest in us, and otherwise materially impact our business.

General Risk Factors

•We rely on our personnel and, if we fail to attract, motivate, train or retain personnel, or if our growth harms our corporate culture, it may be more difficult to grow effectively and pursue our strategic priorities.
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

Risks Relating to our Business Operations and Strategy

Inflation, fluctuations in currency exchange rates, consumer confidence and demand, weakness in general economic conditions and recessions could negatively affect our financial condition and results of operations.

Our operations and financial performance are affected by general macroeconomic conditions, consumer confidence and discretionary spending. Consumer spending habits are affected by, among other things, inflation, weakness in general economic conditions, recessions, pandemics, wars and military actions, levels of employment, salaries and wage rates, debt obligations, discretionary income, interest rates, volatility in capital markets, consumer confidence and consumer perception of current and future economic conditions. Declines in, or uncertain economic outlooks for, the U.S. or certain international economies could adversely affect consumer spending habits which may, among other things, result in a decrease in the number of overall orthodontic and dental case starts, reduce patient traffic in dentists’ offices, reduce or shift spending away from elective, non-urgent, or higher value procedures or reduce demand for dental services generally, any of which could materially adversely affect our revenues and operating results. Conversely, to the extent social distancing, travel, work and other restrictions have limited options for consumer spending, demand for our products may decline once any or all of these restrictions ease. Inflation, weakness in the global or regional economies and recessions can decrease demand for dental technologies, causing dentists to postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. We observed increased inflation in 2021 that has continued in 2022 and we are unable to predict the impacts of higher inflation on global and regional economies. Higher inflation may also increase domestic and international shipping costs, raw material prices, and labor rates. Our ability to recover these cost increases through price increases may continue to lag, resulting in downward pressure on our operating results. Any attempts to offset cost increases with price increases may result in greater reductions in sales, increase customer dissatisfaction or otherwise harm our reputation. The continued increase in fuel prices could also have an effect on consumer spending and on our costs of producing, procuring and shipping our products. We are also unable to predict the impact of efforts by central banks to combat elevated levels of inflation. Increases in lending rates may reduce economic activity. If downward pressures continue due to these economic factors, this may lead to a recession. If a recession occurs, economies weaken, fuel prices continue to increase or inflationary trends continue, our business and operating results could be materially adversely affected.

Although the U.S. dollar is our reporting currency, a growing portion of our net revenues and net income are generated in foreign currencies. In our foreign subsidiaries where the local currency is the functional currency, our net revenues and net income are translated into U.S. dollars using the average period exchange rate which may fluctuate significantly. As a result, negative movements in exchange rates against the U.S. dollar have and may increasingly adversely affect our net revenues and net income in our consolidated financial statements. For example, the recent substantial decline in the value of the Euro compared to the U.S. dollar has adversely impacted our operating results in Europe. We enter into currency forward contract transactions in an effort to cover some of our exposure to currency fluctuations, but there is no assurance these transactions will fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have a material adverse effect on our financial condition.

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

As a result of outbreaks of COVID-19 and new variants of the virus such as Delta and Omicron, customer demand and doctor availability has been inconsistent and difficult to predict. Although the practices of the doctors, dental service organizations and labs that are our principal customers have largely reopened following the initial outbreak of COVID-19 in 2020, many continue to operate at less than pre-pandemic capacities. For example, in China the impact of widespread population lockdowns under the country’s zero tolerance policies has been more pronounced in the first half of 2022 than in prior periods, leading to the complete closure of dental offices in major metropolitan and other areas for extended periods of time. While the pandemic increased demand for digital solutions such as the products and solutions we offer for the dental field, it is unclear if this will continue. For instance, if the use of video conferencing declines when employees return to office environments or travel, dining, entertainment and other consumer spending categories rebound, demand or growth rates for our products may decline. These fluctuations are currently and have previously adversely impacted our results of operations from time to time and are expected to continue to impact our results, particularly in the near term.

In response to the pandemic, we implemented measures aimed at limiting its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with orders and decrees of governmental agencies. These measures included diagnostic screenings at our facilities, increased social distancing mandates, closures of physical offices, manufacturing and treatment planning facilities, including our U.S. corporate headquarters and regional facilities worldwide, implementing remote working where feasible, and prohibiting non-essential travel. Many of these actions remain in effect to varying degrees and we may implement new or revise existing measures as circumstances require. The actions and reactions to voluntary and involuntary protective measures have been highly disruptive to our business and may continue to be disruptive.

The rules and regulations for reopening and operating our offices will likely increase in complexity, making compliance more difficult. Beginning and continuing in 2022, we are gradually reopening many of our offices. Where our offices have reopened, we have adopted a flexible hybrid schedule that will allow many of our employees the opportunity to collaborate and connect with others in our offices three days per week while having the option to work remotely other days. If employees perceive our approach to reopening our offices to be inadequate, overly burdensome, or prefer the safety or convenience of working from home, employees may choose to terminate their employment with us, productivity may decline or we may experience employee unrest, slowdowns, stoppages or other demands. Additionally, we may fail to timely meet customer demand or fulfill orders, the costs to maintain or implement protective measures or deliver our products may increase, and we may be subject to increased litigation, including product liability and occupational safety and condition claims. For further discussion or the risks related to our hybrid schedule approach to reopening our offices, employee satisfaction, retention and engagement see the risk factor “We rely on our personnel and, if we fail to attract, motivate or retain personnel, or if our growth harms our corporate culture, it may be more difficult to grow effectively and pursue our strategic priorities.”

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
•actions taken by competitors as a result of consumer demand or consumer spending pressures related to COVID-19, such as price reductions, aggressive product promotions, changes in or the launch or termination of products or product lines, and mergers, consolidations and liquidations;
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

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies that have materially impacted business inside Russia. Although immaterial to our consolidated financial statements, our commercial business operations in Russia have been materially impacted by the conflict. Additionally, if due to the conflict, we are unable to retain key skilled personnel workforce located in Russia, particularly research and development personnel, or quickly replace such personnel with individuals of equivalent technical expertise and qualifications, our business and financial condition could be materially adversely effected. The outcome and future impacts of the conflict remain highly uncertain, continue to evolve and are likely to grow more severe the longer the military action and sanctions remain in effect. Moreover, this conflict and existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, heightening and affecting many of the other risks listed in this Quarterly Report on Form 10-Q, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on general economic and political conditions, including inflation, supply chain disruptions and consumer spending; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets. We may not be successful in our efforts to mitigate all or any of the negative impacts of the conflict, particularly the longer sanctions and retaliatory sanctions remain in effect. How we respond to these impacts will also subject us to risk. The suspension or resumption of our commercial operations in Russia or our decision to continue supporting our personnel in Russia may result in reputational harm or boycotts of our products that could impact our sales and operations inside and outside of Russia or subject us to litigation for which we may be found liable in courts or other tribunals in Russia or elsewhere. Moreover, production could be impaired should hostilities spread to other countries such as Poland, where we have built our new aligner fabrication facility.

We have no way to predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. A prolonged conflict, intensified military activities or more extensive sanctions impacting the region and the resulting economic impact could have a material adverse effect on our operations, results of operations, financial condition, liquidity, growth prospects and business outlook.

Our net revenues are dependent primarily on our Invisalign system and iTero scanners and any decline in sales or average selling price of these products, for any reason, may adversely affect net revenues, gross margin and net income.

Our net revenues remain largely dependent on sales of our Invisalign system of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign system, primarily our comprehensive products, will continue to account for the majority of our net revenues, making the continued and widespread acceptance of the Invisalign system by orthodontists, GPs and consumers critical to our future success. Our iTero business contributes a material percentage of our overall revenues. Although exocad and its CAD/CAM software solutions are important to the continuing evolution of the Align Digital Platform, the contributions to our total net revenues from the exocad solutions remain immaterial. Our operating results could be harmed if:

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
•sales of our iTero scanners decline or fail to grow sufficiently or as anticipated;
•the growth of CAD/CAM solutions does not produce the results anticipated; or
•if the average selling price of our products declines.

The average selling prices of our products, particularly our Invisalign system, are influenced by numerous factors, including the type and timing of products sold (particularly the timing of orders for additional clear aligners for certain Invisalign products) and foreign exchange rates. In addition, we sell a number of products at different list prices which may differ based on country. Our average selling prices for our Invisalign system and iTero scanners have been impacted in the past and may be adversely affected again in the future if:

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

If our average selling prices decline, our net revenues, gross profit, gross margin and net income may be adversely affected.

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that may introduce new technologies or products in the future and customers who alone or with others create orthodontic appliances and solutions or other products or services that compete with us.

The dental industry is in a period of immense and rapid digital transformation involving products, technologies, distribution channels and business models. While solutions such as our Invisalign system, iTero scanners and CAD/CAM software facilitate this transition, whether our technologies will achieve market acceptance and, if adopted, whether and when they may become obsolete remains unclear.

Currently, the Invisalign system competes directly against traditional metal wires and brackets and increasingly against clear aligners manufactured and distributed by new market entrants and manufacturers of traditional wires and brackets, both within and outside the U.S., and from traditional medical device companies, laboratories, startups and, in some cases, doctors and DSOs themselves. Due in part to market opportunities and the expiration of certain of our key patents beginning in 2017, competition from providers of clear aligners is increasing. The number and types of competitors are diverse and growing rapidly. They vary by segment, geography, and size, and include new and well-established regional competitors, as well as larger companies or divisions of larger companies with substantial sales, marketing, research financial capabilities, and existing dental market channels. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who can manufacture custom aligners in their offices using 3D printing technology. Large consumer product companies may also start supplying orthodontic products.

The manipulation and movement of teeth and bone is a complex and delicate process with potentially painful and debilitating results if improperly performed or monitored. Accordingly, we are committed to delivering our Invisalign system solutions primarily through trained and skilled doctors. The Invisalign system requires a doctor's prescription and an in person physical examination of the patient’s dentition before beginning treatment; however, with the advent of DTC providers, there has been a shift away from traditional dental practices that may impact our primary selling channels. Doctors and DSOs are sampling alternative products and taking advantage of competitive promotions and sale opportunities. In addition, we face competition from companies that introduce new technologies and we may be unable to compete with these competitors or they may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed.

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

We earn an increasingly larger portion of our total revenues from international sales generated through our foreign direct and indirect operations and we expect to increase our sales and presence outside the U.S., particularly in markets we believe have high-growth potential. Moreover, we perform most of our key production steps in locations outside of the U.S. For instance, our digital treatment planning and aligner fabrication are performed in multiple international locations, including large-scale operations in Mexico, Costa Rica and China and we continue to establish additional sites closer to our international customers, such as our recently constructed manufacturing facility in Poland. Also, we maintain significant global sales and marketing operations in Switzerland, Singapore and China along with research and development operations globally, including in the U.S., Russia, Israel and Germany. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations, including:

•difficulties managing international operations, including any travel restrictions on us or our contractors, consultants or customers;
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
•burdens of complying with a wide variety of regional and foreign laws, including anti-trust, fair competition and environmental laws;
•the impact of nationalism or initiatives to encourage the purchase or support of domestic vendors, which can influence customers to purchase products from, or collaborate to promote interoperability of products with, companies whose headquarters or primary operations are not domestic;
•reduced IP rights protections as compared to the protections afforded under the laws of the U.S.;
•longer customer payment cycles and greater difficulty in accounts receivable collection; and
•potential adverse direct and indirect tax consequences.

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
•cost effectively and efficiently manufacture, quality test, dispose of, bring to market, market, and/or sell new products and services offerings;
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

In addition, as part of our effort to accommodate our customers’ needs and demands, we periodically introduce new business and sales initiatives to meet these needs and demands, such as our commercial teeth whitening products announced in 2021. In general, our internal resources support these new businesses or sales initiatives, and we frequently provide such support without clear indications it will prove successful or be without short-term execution challenges. Should these new business or sale initiatives be unsuccessful, our business, results of operations and financial condition could be materially impacted.

As we continue to grow, we are subject to growth related risks, including risks related to excess or constrained capacity and operational inefficiencies at our manufacturing and treat facilities.

We are subject to growth related risks, including excess or constrained capacity and pressure on our internal systems, personnel and suppliers. In order to manage current operations and future growth effectively, we must continually implement and improve our operational, financial and management information systems, hire, train, motivate, manage and retain employees, and ensure our suppliers remain diverse and capable of meeting growing demand for the systems, raw materials, parts and components essential to the manufacture and delivery of our products. We may be unable to manage such growth effectively while balancing near-term efforts to meet existing demand, including adding personnel, creating scalable, secure and robust systems and operations, and automating processes needed for long term efficiencies. Any such failure could have a material adverse impact on our business, operations and prospects.

We continue to establish treatment planning and manufacturing facilities closer to our international customers to provide them with better experiences, improve their confidence using the Invisalign system and iTero intraoral scanners to treat patients, and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to obtain regulatory clearance and certifications for, move into, plan, construct and equip additional facilities is subject to significant risk and uncertainty, including risks related to establishing facilities, hiring and retaining employees and delays and cost overruns, any of which may be all or partially out of our control and can negatively impact our gross margin. In addition, operating facilities located in higher cost regions compared to Mexico, China and Costa Rica negatively impact our gross margin. If the construction or transition into additional facilities is significantly delayed, if a facility temporarily or permanently, partially or fully shuts down, or demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

In addition, because adapting production capacity and related cost structures to changing market conditions takes time, our facilities’ capacity may at times exceed or fall short of our production requirements. For instance, as a result of the COVID-19 pandemic, sales in the final weeks of the first quarter of 2020 declined substantially and operations at our manufacturing facilities declined shortly thereafter. Then, as dental practices reopened we experienced a rapid increase in demand. These fluctuations in demand and sales have recurred several times since the first quarter of 2020 corresponding with increases in the number of people infected with COVID-19 and its variants, and may continue to arise in the future. If product demand decreases or increases more than forecast, we could be required to write off inventory or record excess capacity charges, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to fulfill customer demand in the time frames and with the quantities required, any of which may take time to accomplish, lower our gross margin, inhibit sales or harm our reputation. Production of our Invisalign clear aligners and iTero intraoral scanners are also limited by capacity constraints due to a variety of factors, including labor shortages, shipping delays, our dependency on third-party vendors for key materials, parts, components and equipment, and limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results and those of our business partners.

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

System upgrades, development of new releases and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results. We have a complex, global iTero intraoral scanner installed base of older and newer models. These models are continually updated to add, expand or improve on existing or new features with hardware improvements, improvements to third party components, or part repair or replacement. We have experienced hardware issues in the past and may in the future, including issues relating to manufacturing, design, quality, or safety, of which we become aware only after products or changes have been introduced into the market. We also have not been and may not be able to ensure that third party components or any changes to the foregoing will not be incompatible with, or have a negative impact on the functionality of our iTero intraoral scanners. As a result, there have been and may be widespread failures of our iTero intraoral scanners or we may experience epidemic failures of our iTero intraoral scanner to perform as anticipated. Previously, we have not been and in the future may not be prepared for, or have the infrastructure to, timely and adequately remediate or implement corrective measures for such failures, including due to our dependency on third party providers or suppliers. As a consequence, remediation has been and may be in the future time-consuming and difficult to achieve, which may significantly impact our customers and our business partners, damage our reputation and result in lost business and revenue opportunities, and prove costly, possibly materially.

Additionally, we continuously upgrade and issue new releases of our products and customer facing software applications, such as our iTero intraoral scanners, exocad CAD/CAM solutions, my iTero, our ClinCheck software, MyAligntech and the Invisalign Doctor Site as well as our internal software applications upon which customer facing, manufacturing and treatment planning operations are dependent. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, the third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, certain models of our iTero intraoral scanners may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of our customers or their patients, product recalls, damage to our reputation, loss of market share or increased service costs, any of which could have a material adverse effect on our business, financial condition or results of our operations and the operations of our customers or our business partners.

A significant portion of our clear aligner production is dependent on digital scans from our globally dispersed and decentralized installed base of iTero and third-party intraoral scanners. Failures of all or any portion of ours or third-party software or other components or systems to interoperate with iTero or third-party scanners, termination of interoperability with third-party scanners, malware or ransomware attacks, product or system vulnerabilities or defects, interference or disruptions for us, our customers, labs or other business partners in the use of our products or the transmission or processing of data needed for the use or ordering of our products, or a system outage for any reason have harmed our operations previously and in the future could affect materially and adversely our ability to accept scans, manufacture clear aligners or restorative procedures or treatments and services or otherwise service our customers which may, amongst other things, harm our sales, damage our reputation, adversely impact our strategic partners or result in litigation.

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

We retain confidential customer financial as well as patient health information in addition to our own proprietary information and data essential to our business operations. Therefore, it is critical that the facilities and infrastructure on which we depend to run our business and the products we develop remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, our products as well as the infrastructure and IT systems on which we depend are vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks, malware and ransomware, employee error or malfeasance or similar disruptive problems by third parties, including organized groups or state actors. For example, we have experienced cybersecurity incidents and may again in the future. Further, the frequency of third-party cyber attacks has increased since the onset of the COVID-19 pandemic and more recently the military conflict in Ukraine. The military conflict in Ukraine may cause nation-state actors to carry out cyber attacks to achieve their goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In response to potential increases in cyber attacks anticipated in response to the military conflict in Ukraine, we increased efforts to identify and respond to any attacks, including placing our cybersecurity operations team on high alert. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to our management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving the issues quickly or in unanticipated ways, cause us to incur significant expense and liability, or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including oversight, investigations and disclosure obligations as well as fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we incur investigating and responding to any incidents, which may be significant.

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

Demand for our products may not increase as rapidly as we anticipate or may decrease due to resistance to non-traditional treatment methods, which could have a material adverse impact on our business and operating results.

Invisalign treatment represents a significant change from traditional metal wires and brackets orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe the Invisalign treatment is appropriate for only a limited percentage of patients. Increased market acceptance of our products depends in part upon the recommendations of dental professionals, as well as other factors including efficacy, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods. If demand for our products remains flat or decreases due to resistance to nontraditional treatment methods, this could materially adversely affect our business and operating results.

Our operating results have and will continue to fluctuate in the future, which makes predicting the timing and amount of our revenues, costs and expenditures difficult.

Our quarterly and annual operating results have and will continue to fluctuate for a variety of reasons, including as a result of changing doctor and consumer product demand. In addition to the factors otherwise described herein, some of the other factors that have historically and in the future could cause our operating results to fluctuate include:

•higher manufacturing, delivery and inventory costs;
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
•costs and expenditures in connection with such things as the establishment of new treatment planning and fabrication facilities, the hiring and deployment of personnel, and litigation, and the success of or changes to our marketing programs from quarter to quarter; and
•timing and fluctuation of spending around marketing and brand awareness campaigns and industry trade shows.

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

We are dependent on commercial freight carriers, primarily UPS, to deliver our products. If the operations of these carriers are disrupted for any reason, we may be unable to timely deliver our products to our customers who may choose alternative products which could cause our net revenues and gross margin to materially decline. For example, after Russia's military attacks began in Ukraine, UPS ceased shipments to Russia and we suspended our commercial operations there as well. Moreover, when fuel costs increase, our freight costs generally do so as well. Due to the recent increase in fuel costs, we have experienced a material increase in our freight costs. In addition, we earn an increasingly larger portion of our total revenues from international sales. International sales carry higher shipping costs which could negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to successfully pass all or significant portions of the increase along to our customers, or we cannot otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be materially adversely affected.

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

Our marketing efforts and costs are significant and include national and regional campaigns in multiple countries involving television, print media, social media and, more recently, alliances with professional sports teams, social media influencers and other strategic partners. We attempt to structure our advertising campaigns to increase brand awareness, adoption and goodwill; however, there is no assurance our campaigns will achieve the returns on advertising spend desired, increase brand or product awareness sufficiently to sustain or increase our growth goals or generate goodwill and positive reputational goals. Moreover, should any entity or individual endorsing us or our products take actions, make or publish statements in support of, or lend support to events or causes which may be perceived by all or any portion of society negatively, our sponsorships or support of these entities or individuals may be called into question, boycotts of our products announced, and our reputation may be harmed, any of which could have a material adverse effect on our gross margin and business overall.

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

Our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our intellectual property (“IP”) rights, our competitive position may be harmed. Litigating claims of this type is costly and could distract our management and cause a decline in our results of operations and adversely impact our reputation.

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

We also rely on protection of our copyrights, trademarks, trade secrets, know-how and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and collaborative partners upon commencement of a relationship with us. However, despite the existence of these agreements, we have experienced incidents in which our proprietary information has been misappropriated in the past and believe that it could be misappropriated again in the future. If these agreements do not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, adequate remedies may not exist when unauthorized uses or disclosures occur.

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

Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and will likely be needed in the future to determine the validity and scope of certain of our IP rights and the IP rights claimed by third parties to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products and the products of competitors. Asserting or defending these types of proceedings can be unpredictable, protracted, time consuming, expensive and distracting to management and technical personnel. The outcome of such proceedings could adversely affect the validity and scope of our patent or other IP rights, hinder our ability to manufacture and market our products, require us to seek a license for infringing products or technologies or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages, an injunction prohibiting us from selling our products, or an exclusion order preventing us from importing our products in one or more countries. Moreover, independent actions by competitors, customers or others have been brought alleging that our efforts to assert or attempt to enforce our patent or other IP rights constitute unfair competition or violations of antitrust laws in the U.S. and other jurisdictions and investigations and additional litigation based on the same or similar claims may be brought in the future. The potential effects on our business operations resulting from litigation, whether or not ultimately determined in our favor or settled by us, are costly and could materially adversely affect our results of operations and reputation.

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

Obtaining approvals and complying with governmental regulations, particularly those related to personal healthcare information, financial information, quality systems, competition, anti-trust, data governance and data privacy, is expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and cause harm to our reputation.

As a technology company and supplier of medical devices and solutions, we and many of our healthcare provider customers, suppliers and distributors are subject to extensive and frequently changing regulations under numerous federal, state, local and foreign laws, including those regulating:

•the storage, transmission and disclosure of medical information and healthcare records;
•prohibitions against the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services or goods or to induce the order, purchase or recommendation of our products; and
•the design, marketing and advertising of our products.

The healthcare and technology markets are also highly regulated and subject to changing political, economic and regulatory influences. For instance, regulations affecting the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, such as HIPAA, may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. Additionally, we are expanding our product portfolio into the areas of software as a medical device and the use of artificial intelligence. Global regulators are rapidly expanding and changing the regulations and guidance regarding the market access pathways for these innovative products, which could result in market withdrawal of existing products or protracted review timelines for new product introductions. Our critical vendors and service providers are similarly subject to various regulations. Our failure or the failure of our suppliers, customers, advertisers and influencers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including actions alleging false or misleading advertising, unfair or anti-competitive business practices or other violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. There can be no assurance that we will adequately address the business risks associated with the implementation and compliance with such laws or that we will be able to take advantage of any resulting business opportunities.

We are and may be in the future subject to antitrust or competition related investigations, enforcement actions, and settlements, by governmental agencies, competitors, consumers, customers, and others which could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business. Governments, enforcement authorities and other legislative bodies are actively developing new competition laws and regulations aimed at the technology sector, artificial intelligence and digital platforms, coordinating globally, and enforcing competition laws and regulations, and this includes scrutiny in potentially large markets such as the EU, U.S., and China. Government regulatory actions and court decisions may result in fines or hinder our ability to provide certain benefits to our consumers, reducing the attractiveness of our products and the revenue that comes from them.

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

Restrictions in response to the COVID-19 pandemic and other macroeconomic factors have affected and are expected to continue to affect our supply chain. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including China. A significant portion of our finished goods product distribution occurs through China and EMEA. Each of these areas has been affected by the COVID-19 pandemic and has implemented measures to try to contain its spread, including restrictions on manufacturing facilities, commerce, travel, our support operations and workforce, and our customers, strategic partners, vendors and suppliers. There is considerable uncertainty regarding the current and future impact of such measures, including reduced availability or increased cost of air transport, port closures and increased border controls and closures. Any or all restrictions can limit our manufacturers’ capacity to produce our parts or products and have a material adverse effect on our supply chain.

Due to the military conflict between Russia and Ukraine, some countries have placed export controls on certain products and financial and economic sanctions on various industry sectors and parties in Russia. The outcome and future impacts of the conflict remain highly uncertain and are continuing to evolve but they have impacted and could materially affect our supply chain in the future.

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

If we are unable to retain our workforce, including key sales and other skilled personnel, or quickly replace personnel with individuals of equivalent technical expertise and qualifications, our results of operations and our ability to maintain market share could be materially adversely effected.

For more discussion related to our personnel and corporate culture see the risk factor, “We rely on our personnel and, if we fail to attract, motivate, train or retain personnel, or if our growth harms our corporate culture, it may be more difficult to grow effectively and pursue our strategic priorities.”
We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks that may be harmful to our sales and operations, including the risk that these distributors do not comply with applicable laws or our internal procedures.

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

Increased focus on compliance with current or future ESG laws and increased scrutiny of our ESG policies and practices may materially increase our costs, expose us to potential liability, may adversely impact our reputation, employee retention, willingness of customers and suppliers to do business with us and willingness of investors to invest in us, and otherwise materially impact our business.

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

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are also increasingly focused on ESG practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet investor or other industry stakeholders' evolving expectations and standards for ESG including environmental stewardship, support for local communities, board of director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, customers and suppliers may be unwilling to do business with us and investors may be unwilling to invest in us. In addition, as we work to align our ESG practices with industry standards, we have expanded and, in the future, will likely continue to expand our disclosures in these areas. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the disclosure and other expectations of stakeholders, our reputation, business, financial performance, growth, and stock price may be adversely impacted.

General Risk Factors

We rely on our personnel and, if we fail to attract, motivate, train or retain personnel, or if our growth harms our corporate culture, it may be more difficult to grow effectively and pursue our strategic priorities.

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

Beginning and continuing in 2022, we are gradually reopening many of our offices that have been substantially closed to employees during the COVID-19 pandemic. Where our offices have reopened, we have adopted a flexible hybrid schedule that will allow many of our employees the opportunity to collaborate and connect with others in our offices three days per week while having the option to work remotely other days. This hybrid approach that we have adopted may materially increase our costs or create unforeseen challenges or complications, including:

•difficulties maintaining our corporate culture, disruption of morale or decreased loyalty;
•difficulties with hiring and retention, particularly considering tight labor markets and generous or broad remote working policies being adopted by companies against whom we compete for talent;
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

If we are unable to attract and retain personnel that meet our selection criteria or relax our standards in order to meet the demands of our growth or if our growth is not managed effectively, our corporate culture, ability to achieve our strategic objectives, and our compliance with obligations under our internal controls and other requirements may be harmed. This could have a material adverse effect on our results of operations and our ability to maintain market share.

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

Natural disasters can impact our business and third-party vendors that may be critical to our business, including as a result of earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, extreme weather conditions, power outages, restrictions and shortages, telecommunications failures, materials scarcity and price volatility, and medical epidemics or health pandemics. Climate change is likely to increase both the frequency and severity of natural disasters and, consequently, risks to our operations and growth. Our digital dental modeling and certain of our customer facing operations are primarily processed in our facilities located in Costa Rica. Our aligner molds and finished aligners are fabricated in China, Mexico and Poland. Our locations in Costa Rica and Mexico as well as others are in earthquake zones and may be subject to other natural disasters. Moreover, a significant portion of our research and development activities are located in California, which suffers from earthquakes, periodic droughts, power shortages and wildfires. If there is a major earthquake or any other natural disaster in a region where one of these facilities is located, our employees could be impacted, our research could be lost, and our ability to create ClinCheck treatment plans, respond to customer inquiries or manufacture and ship our aligners could be compromised which could result in our customers experiencing significant delays receiving their aligners and a decrease in service levels.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or in the way these policies are interpreted by us or regulators could have a significant effect on our reported results and may even retroactively affect previously reported financial statements.

We are required to annually assess our internal control over financial reporting and any adverse results from such assessment may result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

We are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting that includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether our internal control over financial reporting is effective. Our internal controls may become inadequate because of changes in personnel, updates and upgrades to existing software, changes in accounting standards or interpretations of existing standards, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and increases our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), the timely filing of our financial reports could be delayed or we could be required to restate past reports, and cause us to lose investor confidence in the accuracy and completeness of our financial reports in the future, which could have an adverse effect on our stock price.

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
•not realize a positive return on investment or determine that our investments have declined in value, such that we may be required to record impairments such as future impairments of intangible assets and goodwill or the recording of stock-based compensation, which could have a material adverse impact on our financial results;
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

Moreover, opposition to one or more acquisitions could lead to negative ratings by analysts or investors, give rise to objections by one or more stockholders or result in stockholder activism, any of which could harm our stock price.

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
•our ability in the future to sustain or regain our historical growth rates;
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

In addition, the stock market in general, and the market for technology and medical device companies, in particular, have experienced extreme price and volume fluctuations that are often unrelated to or disproportionate to the operating performance of those companies. These broad market and industry factors may include market expectations of, or actual changes in, monetary policies that have the goal of easing or tightening interest rates such as the federal funds rate in the U.S. and austerity measures of governments intended to control budget deficits. Historically, our stock has fluctuated materially based on broad general economic market and industry factors unrelated to our actual performance and future changes in monetary policies, austerity, and other market factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Historically, securities litigation, including securities class action lawsuits and securities derivative lawsuits, is often brought against an issuing company following periods of volatility in the market price of its securities and we have not been excepted from such litigation.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Programs(1)
April 1, 2022 through April 30, 2022	—	$—	—	$649,926,094
May 1, 2022 through May 31, 2022	551,895	$289.91	551,895	$449,926,094
June 1, 2022 through June 30, 2022	204,607	$195.50	204,607	$449,926,094
Total	756,502		756,502

1 May 2021 Repurchase Program. On May 13, 2021, we announced that our Board of Directors had authorized a plan to repurchase up to $1.0 billion of our common stock. See Note 9 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the May 2021 Repurchase Program.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
10.1	Fixed Dollar Accelerated Share Repurchase Transaction between Citibank, N.A. and Align Technology, Inc. dated April 29, 2022				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

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

ALIGN TECHNOLOGY, INC.

August 4, 2022	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

August 4, 2022	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance