Form 10-Q
period 2022-09-30
ALIGN TECHNOLOGY INC
filed 2022-11-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
410 North Scottsdale Road, Suite 1300
Tempe, Arizona 85288
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 28, 2022 was 78,112,351.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign Teen, Invisalign Go, Vivera, SmartForce, SmartTrack, SmartStage, SmileView, iTero, iTero Element, Orthocad, iCast, iRecord and exocad, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$890,348	$1,015,906	$2,833,120	$2,921,485
Cost of net revenues	271,179	260,750	817,046	730,693
Gross profit	619,169	755,156	2,016,074	2,190,792
Operating expenses:
Selling, general and administrative	398,547	428,409	1,264,402	1,257,445
Research and development	76,966	65,587	221,738	177,839
Total operating expenses	475,513	493,996	1,486,140	1,435,284
Income from operations	143,656	261,160	529,934	755,508
Interest income and other income (expense), net:
Interest income	1,685	401	2,607	2,427
Other income (expense), net	(22,700)	427	(48,805)	34,476
Total interest income and other income (expense), net	(21,015)	828	(46,198)	36,903
Net income before provision for income taxes	122,641	261,988	483,736	792,411
Provision for income taxes	49,941	81,019	163,938	211,352
Net income	$72,700	$180,969	$319,798	$581,059

Net income per share:
Basic	$0.93	$2.29	$4.08	$7.36
Diluted	$0.93	$2.28	$4.07	$7.29
Shares used in computing net income per share:
Basic	78,093	78,904	78,408	78,971
Diluted	78,237	79,516	78,652	79,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$72,700	$180,969	$319,798	$581,059
Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(20,246)	(12,037)	(41,313)	(25,902)
Change in unrealized gains (losses) on investments, net of tax	(729)	20	(3,758)	—
Other comprehensive loss	(20,975)	(12,017)	(45,071)	(25,902)
Comprehensive income	$51,725	$168,952	$274,727	$555,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,044,523	$1,099,370
Marketable securities, short-term	46,242	71,972
Accounts receivable, net of allowance for doubtful accounts of $9,617 and $9,245, respectively	859,629	897,198
Inventories	320,903	230,230
Prepaid expenses and other current assets	229,283	195,305
Total current assets	2,500,580	2,494,075
Marketable securities, long-term	50,256	125,320
Property, plant and equipment, net	1,199,880	1,081,926
Operating lease right-of-use assets, net	116,031	121,257
Goodwill	377,616	418,547
Intangible assets, net	91,711	109,709
Deferred tax assets	1,524,584	1,533,767
Other assets	52,144	57,509
Total assets	$5,912,802	$5,942,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,918	$163,886
Accrued liabilities	383,618	607,315
Deferred revenues	1,286,867	1,152,870
Total current liabilities	1,809,403	1,924,071
Income tax payable	127,059	118,072
Operating lease liabilities	96,694	102,656
Other long-term liabilities	185,024	174,597
Total liabilities	2,218,180	2,319,396
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 78,111 and 78,710 issued and outstanding, respectively)	8	8
Additional paid-in capital	1,060,698	999,006
Accumulated other comprehensive income (loss), net	(40,745)	4,326
Retained earnings	2,674,661	2,619,374
Total stockholders’ equity	3,694,622	3,622,714
Total liabilities and stockholders’ equity	$5,912,802	$5,942,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2022	Shares	Amount
Balance as of June 30, 2022	78,059	$8	$1,016,882	$(19,770)	$2,601,961	$3,599,081
Net income	—	—	—	—	72,700	72,700
Net change in unrealized gains (losses) from investments	—	—	—	(729)	—	(729)
Net change in foreign currency translation adjustment	—	—	—	(20,246)	—	(20,246)
Issuance of common stock relating to employee equity compensation plans	52	—	11,322	—	—	11,322
Tax withholdings related to net share settlements of equity awards	—	—	(424)	—	—	(424)
Stock-based compensation	—	—	32,918	—	—	32,918
Balance as of September 30, 2022	78,111	$8	$1,060,698	$(40,745)	$2,674,661	$3,694,622

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2022	Shares	Amount
Balance as of December 31, 2021	78,710	$8	$999,006	$4,326	$2,619,374	$3,622,714
Net income	—	—	—	—	319,798	319,798
Net change in unrealized gains (losses) from investments	—	—	—	(3,758)	—	(3,758)
Net change in foreign currency translation adjustment	—	—	—	(41,313)	—	(41,313)
Issuance of common stock relating to employee equity compensation plans	302	—	26,149	—	—	26,149
Tax withholdings related to net share settlements of equity awards	—	—	(52,611)	—	—	(52,611)
Common stock repurchased and retired	(901)	—	(10,525)	—	(264,511)	(275,036)
Stock-based compensation	—	—	98,679	—	—	98,679
Balance as of September 30, 2022	78,111	$8	$1,060,698	$(40,745)	$2,674,661	$3,694,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2021	Shares	Amount
Balance as of June 30, 2021	78,948	$8	$895,831	$29,616	$2,458,955	$3,384,410
Net income	—	—	—	—	180,969	180,969
Net change in unrealized gains (losses) from investments	—	—	—	20	—	20
Net change in foreign currency translation adjustment	—	—	—	(12,037)	—	(12,037)
Issuance of common stock relating to employee equity compensation plans	69	—	12,490	—	—	12,490
Tax withholdings related to net share settlements of equity awards	—	—	(2,454)	—	—	(2,454)
Common stock repurchased and retired	(165)	—	(1,819)	—	(113,219)	(115,038)
Equity forward contract related to accelerated stock repurchase	—	—	40,000	—	—	40,000
Stock-based compensation	—	—	28,402	—	—	28,402
Balance as of September 30, 2021	78,852	$8	$972,450	$17,599	$2,526,705	$3,516,762

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2021	Shares	Amount
Balance as of December 31, 2020	78,860	$8	$974,556	$43,501	$2,215,800	$3,233,865
Net income	—	—	—	—	581,059	581,059
Net change in foreign currency translation adjustment	—	—	—	(25,902)	—	(25,902)
Issuance of common stock relating to employee equity compensation plans	434	—	25,623	—	—	25,623
Tax withholdings related to net share settlements of equity awards	—	—	(107,343)	—	—	(107,343)
Common stock repurchased and retired	(442)	—	(4,884)	—	(270,154)	(275,038)
Stock-based compensation	—	—	84,498	—	—	84,498
Balance as of September 30, 2021	78,852	$8	$972,450	$17,599	$2,526,705	$3,516,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319,798	$581,059
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	6,765	48,104
Depreciation and amortization	92,096	79,141
Stock-based compensation	98,679	84,498
Non-cash operating lease cost	22,756	19,364
Arbitration award gain	—	(43,403)
Other non-cash operating activities	26,216	15,651
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,284	(216,081)
Inventories	(108,524)	(83,249)
Prepaid expenses and other assets	(32,440)	(74,736)
Accounts payable	(27,100)	13,495
Accrued and other long-term liabilities	(213,378)	107,159
Long-term income tax payable	9,019	20,263
Deferred revenues	197,854	348,430
Net cash provided by operating activities	424,025	899,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(12,304)	(8,002)
Purchase of property, plant and equipment	(238,696)	(292,002)
Purchase of marketable securities	(20,466)	—
Proceeds from maturities of marketable securities	22,456	—
Proceeds from sales of marketable securities	93,647	—
Repayment on unsecured promissory note	—	4,594
Proceeds from arbitration award	—	43,403
Other investing activities	(2,143)	(3,712)
Net cash used in investing activities	(157,506)	(255,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26,149	25,623
Common stock repurchases	(275,036)	(275,038)
Payroll taxes paid upon the vesting of equity awards	(52,611)	(107,344)
Net cash used in financing activities	(301,498)	(356,759)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(20,422)	(10,241)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(55,401)	276,976
Cash, cash equivalents, and restricted cash at beginning of the period	1,100,139	961,474
Cash, cash equivalents, and restricted cash at end of the period	$1,044,738	$1,238,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, "Company", or “Align”) on a consistent basis with the audited Consolidated Financial Statements for the year ended December 31, 2021, and contains all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future period, and we make no representations related thereto.

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

Certain Risks and Uncertainties

Our business has been materially impacted by fluctuations in macroeconomic conditions, exacerbated by the ongoing geopolitical issues between Russia and Ukraine. While the situation is highly uncertain and evolving, we have been and continue to be impacted by factors such as inflation, supply chain challenges, rising interest rates, volatilities in the financial market, foreign currency exchange rate fluctuations, impacts on consumer confidence and purchasing power, and global recession concerns which could further subject our business to materially adverse consequences should any portion of its impacts become prolonged or escalate beyond its current scope. Additionally, we could also be materially adversely affected by uncertain or reduced demand, labor shortages, delays in collection of outstanding receivables and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

While the overall impact of the COVID-19 pandemic is gradually declining, we continue to be exposed to risks and uncertainties posed by it which varies by geographic regions at different levels. The extent to which our business could be impacted in the future by the pandemic is highly uncertain and difficult to predict.

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, “Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers as if the acquirer had originated the contracts. The updated guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2022 on a prospective basis and early adoption is permitted. We early adopted this standard in the third quarter of 2022 which did not have a material impact on our consolidated financial statements and related disclosures.

(ii) Recent Accounting Pronouncements Not Yet Effective

We continue to monitor new accounting pronouncements issued by the FASB and do not believe any of the recently issued accounting pronouncements will have a material impact on our consolidated financial statements or related disclosures.

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities on our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in thousands):

					Reported as:
September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$709,497	$—	$—	$709,497	$709,497	$—	$—
Money market funds	335,026	—	—	335,026	335,026	—	—
Corporate bonds	70,560	—	(3,405)	67,155	—	29,454	37,701
U.S. government treasury bonds	18,587	—	(641)	17,946	—	9,078	8,868
Asset-backed securities	5,624	—	(53)	5,571	—	3,695	1,876
Municipal bonds	4,780	—	(93)	4,687	—	4,015	672
U.S. government agency bonds	1,204	—	(65)	1,139	—	—	1,139
Total	$1,145,278	$—	$(4,257)	$1,141,021	$1,044,523	$46,242	$50,256

					Reported as:
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$754,802	$—	$—	$754,802	$754,802	$—	$—
Money market funds	343,012	—	(2)	343,010	343,010	—	—
Corporate bonds	115,507	9	(398)	115,118	1,042	35,065	79,011
U.S. government treasury bonds	42,976	—	(48)	42,928	—	22,251	20,677
Asset-backed securities	32,031	—	(40)	31,991	—	10,999	20,992
Municipal bonds	7,628	—	(15)	7,613	516	3,657	3,440
U.S. government agency bonds	1,201	—	(1)	1,200	—	—	1,200
Total	$1,297,157	$9	$(504)	$1,296,662	$1,099,370	$71,972	$125,320

The following table summarizes the fair value of our available-for-sale marketable securities classified by contractual maturity as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Due in 1 year or less	$35,157	$59,737
Due in 1 year through 5 years	61,341	139,113
Total	$96,498	$198,850

The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Our unrealized losses as of September 30, 2022 and December 31, 2021 are primarily due to changes in interest rates and credit spreads.

Accounts Receivable Factoring

During the third quarter of 2022, we entered into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of accounts receivables and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under the factoring arrangements was $22.9 million during the three months ended September 30, 2022. Factoring fees on the sales of receivables were recorded in other income (expense), net in our Condensed Consolidated Statement of Operations and were not material.

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

The following tables summarize our financial assets measured at fair value as of September 30, 2022 and December 31, 2021 (in thousands):

Description	Balance as of September 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$335,026	$335,026	$—	$—
Short-term investments:
U.S. government treasury bonds	9,078	9,078	—	—
Corporate bonds	29,454	—	29,454	—
Municipal bonds	4,015	—	4,015	—
Asset-backed securities	3,695	—	3,695	—
Long-term investments:
U.S. government treasury bonds	8,868	8,868	—	—
Corporate bonds	37,701	—	37,701	—
Municipal bonds	672	—	672	—
U.S. government agency bonds	1,139	—	1,139	—
Asset-backed securities	1,876	—	1,876	—
Other assets:
Investments in privately held companies	12,180	—	—	12,180
	$443,704	$352,972	$78,552	$12,180

Description	Balance as of December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$343,010	$343,010	$—	$—
Corporate bonds	1,042	—	1,042	—
Municipal bonds	516	—	516	—
Short-term investments:
U.S. government treasury bonds	22,251	22,251	—	—
Corporate bonds	35,065	—	35,065	—
Municipal bonds	3,657	—	3,657	—
Asset-backed securities	10,999	—	10,999	—
Long-term investments:
U.S. government treasury bonds	20,677	20,677	—	—
Corporate bonds	79,011	—	79,011	—
Municipal bonds	3,440	—	3,440	—
U.S. government agency bonds	1,200	—	1,200	—
Asset-backed securities	20,992	—	20,992	—
Prepaid expenses and other current assets:
Israeli funds	3,841	—	3,841	—
Other assets:
Investments in privately held companies	8,621	—	—	8,621
	$554,322	$385,938	$159,763	$8,621

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended September 30, 2022 and 2021, we recognized net gains of $34.6 million and $14.7 million, respectively, and during the nine months ended September 30, 2022 and 2021, we recognized net gains of $43.8 million and $14.1 million, respectively. As of September 30, 2022 and December 31, 2021, the fair value of foreign exchange forward contracts outstanding was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€181,300	$177,102
Chinese Yuan	¥569,000	79,875
Canadian Dollar	C$92,800	67,607
Polish Zloty	PLN315,800	63,306
British Pound	£44,200	48,974
Japanese Yen	¥6,224,000	43,194
Brazilian Real	R$200,000	36,666
Swiss Franc	CHF24,800	25,391
Israeli Shekel	ILS78,390	22,021
Mexican Peso	M$283,900	14,088
Korean Won	₩8,200,000	5,710
Australian Dollar	A$4,090	2,653
New Taiwan Dollar	NT$70,000	2,200
Czech Koruna	Kč40,000	1,585
New Zealand Dollar	NZ$2,500	1,419
		$591,791

	December 31, 2021
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€165,110	$186,358
Canadian Dollar	C$99,800	78,018
Chinese Yuan	¥494,500	77,358
Polish Zloty	PLN219,800	54,014
Brazilian Real	R$286,500	50,894
Japanese Yen	¥5,548,700	48,206
British Pound	£34,740	46,881
Israeli Shekel	ILS54,110	17,416
Mexican Peso	M$311,500	15,133
Swiss Franc	CHF9,950	10,883
Australian Dollar	A$6,900	5,009
		$590,170

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$147,629	$123,234
Work in process	101,179	51,706
Finished goods	72,095	55,290
Total inventories	$320,903	$230,230

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Value added tax receivables	$132,070	$93,610
Prepaid expenses	50,567	70,218
Other current assets	46,646	31,477
Total prepaid expenses and other current assets	$229,283	$195,305

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and benefits	$137,754	$288,355
Accrued expenses	66,859	67,169
Accrued sales and marketing expenses	35,661	41,387
Current operating lease liabilities	24,173	22,719
Accrued property, plant and equipment	22,648	46,561
Accrued professional fees	21,260	31,457
Other accrued liabilities	75,263	109,667
Total accrued liabilities	$383,618	$607,315

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$16,169	$12,615
Charged to cost of net revenues	11,359	13,400
Actual warranty expenditures	(11,109)	(11,040)
Balance at end of period	$16,419	$14,975

Deferred revenues consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred revenues - current	$1,286,867	$1,152,870
Deferred revenues - long-term [1]	$152,070	$136,684

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended September 30, 2022 and 2021, we recognized $890.3 million and $1,015.9 million of net revenues, respectively, of which $156.5 million and $122.2 million was included in the deferred revenues balance at December 31, 2021 and 2020, respectively.

During the nine months ended September 30, 2022 and 2021, we recognized $2,833.1 million and $2,921.5 million of net revenues, respectively, of which $519.8 million and $382.4 million was included in the deferred revenues balance at December 31, 2021 and 2020, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of September 30, 2022 were $1,442.5 million. These performance obligations are expected to be fulfilled over six months to five years.

Note 4. Goodwill and Intangible Assets

During the three months ended September 30, 2022, we completed an immaterial business combination which increased goodwill and existing technology intangible assets.

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2022, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2021	$112,208	$306,339	$418,547
Additions from acquisition	—	8,729	8,729
Foreign currency translation adjustments	(6,694)	(42,966)	(49,660)
Balance as of September 30, 2022	$105,514	$272,102	$377,616

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2022	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2022
Existing technology	10	$112,051	$(30,589)	$(4,328)	$77,134
Customer relationships	10	21,500	(5,375)	—	16,125
Trademarks and tradenames	10	17,200	(5,925)	(4,179)	7,096
Patents	8	6,511	(5,090)	—	1,421
		$157,262	$(46,979)	$(8,507)	101,776
Foreign currency translation adjustments					(10,065)
Total intangible assets, net [1]					$91,711
1 Also includes $33.5 million of fully amortized intangible assets related to customer relationships.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2021	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2021
Existing technology	10	$104,531	$(22,495)	$(4,328)	$77,708
Customer relationships	11	55,000	(25,891)	(10,751)	18,358
Trademarks and tradenames	10	17,200	(4,547)	(4,179)	8,474
Patents	8	6,511	(4,495)	—	2,016
		$183,242	$(57,428)	$(19,258)	106,556
Foreign currency translation adjustments					3,153
Total intangible assets, net					$109,709

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2022 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2022	$4,144
2023	16,501
2024	15,335
2025	14,959
2026	14,353
Thereafter	36,484
Total	$101,776

Amortization expense for the three months ended September 30, 2022 and 2021 was $3.9 million and $4.4 million, respectively, and amortization expense for the nine months ended September 30, 2022 and 2021 was $12.1 million and $12.2 million, respectively.

Note 5. Credit Facility

On July 21, 2020, we entered into a credit facility for a $300.0 million unsecured revolving line of credit with a $50.0 million letter of credit sublimit and a maturity date of July 21, 2023 (“2020 Credit Facility”). The 2020 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2020 Credit Facility bear interest, at our option, at either a rate based on the reserve adjusted LIBOR for the applicable interest period or a base rate, in each case plus a margin. The base rate is the highest of the credit facility's publicly announced prime rate, the federal funds rate plus 0.50% and one-month LIBOR plus 1.0%. The margin ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans. The 2020 Credit Facility allows for an alternative rate to be identified if LIBOR is no longer available. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of LIBOR loans. The outstanding principal, together with accrued and unpaid interest, is due on the maturity date. As of September 30, 2022, we had no outstanding borrowings under the 2020 Credit Facility and were in compliance with the conditions and performance requirements in all material respects.

Note 6. Legal Proceedings

2019 Shareholder Derivative Lawsuit

In January 2019, three derivative lawsuits were filed in the U.S. District Court for the Northern District of California which were later consolidated, purportedly on behalf of Align, naming as defendants the then current members of our Board of Directors along with certain of our executive officers. The complaints assert various state law causes of action, including for breaches of fiduciary duty, insider trading, and unjust enrichment. The complaints seek unspecified monetary damages on behalf of Align, which is named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. The consolidated action is currently stayed. Defendants have not yet responded to the complaints.

On April 12, 2019, a derivative lawsuit was also filed in California Superior Court for Santa Clara County, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint are similar to those in the derivative suits described above. The matter is currently stayed. Defendants have not yet responded to the complaint.

Align believes these claims are without merit. Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Securities Class Action Lawsuit

On March 2, 2020, a class action lawsuit against Align and two of our executive officers was filed in the U.S. District Court for the Southern District of New York (later transferred to the U.S. District Court for the Northern District of California) on behalf of a purported class of purchasers of our common stock. The complaint alleged claims under the federal securities laws and sought monetary damages in an unspecified amount and costs and expenses incurred in the litigation. The lead plaintiff filed an amended complaint on August 4, 2020 against Align and three of our executive officers alleging similar claims as in the initial complaint on behalf of a purported class of purchasers of our common stock from April 25, 2019 to July 24, 2019. On March 29, 2021, defendants’ motion to dismiss the amended complaint was granted with leave for the lead plaintiff to file a further amended complaint. On April 22, 2021, lead plaintiff filed a notice stating it would not file a further amended complaint. On April 23, 2021, the Court dismissed the action with prejudice and judgment was entered. Lead plaintiff filed a notice of appeal on April 28, 2021 and filed its opening appeal brief with the United States Court of Appeals for the Ninth Circuit on September 1, 2021. The defendants-appellees filed their answering brief on November 22, 2021. The lead plaintiff-appellant’s reply brief was filed on January 12, 2022. Oral argument was held on March 10, 2022. On July 8, 2022, a panel of the Ninth Circuit affirmed the district court order dismissing the complaint. On July 21, 2022, plaintiff-appellant filed a petition for rehearing or hearing en banc, which the court denied on August 15, 2022. Align believes these claims are without merit and intends to vigorously defend itself. Align is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

2020 Shareholder Derivative Lawsuit

On May 4, 2020, a derivative lawsuit was filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Align, naming as defendants the members of our Board of Directors along with certain of our executive officers. The allegations in the complaint were similar to those presented in the 2020 Securities Class Action Lawsuit, but this complaint asserted state law claims for breach of fiduciary duty and insider trading. The complaint sought unspecified monetary damages on behalf of Align, which was named solely as a nominal defendant against whom no recovery is sought, as well as disgorgement and the costs and expenses associated with the litigation, including attorneys’ fees. Following the denial of the petition for rehearing or hearing en banc in the 2020 Securities Class Action appeal, Plaintiff in the derivative lawsuit agreed to voluntarily dismiss the case. The parties filed a stipulation of dismissal on August 26, 2022, which the court granted.

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

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to Align’s alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims. Plaintiffs filed a second amended complaint on October 21, 2021. On March 2, 2022, Plaintiffs filed a third amended complaint. On October 3, 2022, Plaintiffs filed a fourth amended complaint. A jury trial is scheduled to begin in this matter on June 29, 2024. Align believes the plaintiffs’ claims are without merit and intends to vigorously defend itself.

Align is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

SDC Dispute

On August 27, 2020, Align initiated a confidential arbitration proceeding against SmileDirectClub LLC (“SDC”) before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint alleges that SDC breached the Supply Agreement’s terms, causing damages to Align in an amount to be determined. On January 19, 2021, SDC filed a counterclaim alleging that Align breached the Supply Agreement. On May 3, 2022, SDC filed an additional counterclaim alleging that Align breached the Supply Agreement. Align denies SDC's allegations in the counterclaims and intends to vigorously defend itself against them. The arbitration hearing on Align’s claims and SDC’s first counterclaim was held on July 18-27, 2022 in Chicago, Illinois. The arbitration hearing on SDC’s second counterclaim is set for February 20-24, 2023.

On October 27, 2022, the arbitrator issued an interim award on Align’s claims and SDC’s first counterclaim finding that SDC breached the Supply Agreement, Align did not breach the Supply Agreement, and SDC caused harm to Align. Based on these findings, the arbitrator awarded Align an interim award that, when confirmed, may be material to our results in the quarter reported. Unless otherwise accelerated by the arbitrator, the final amount payable to Align will be determined after the disposition of SDC’s second counterclaim. Align anticipates recognizing the amount ultimately realizable following confirmation of the final award.

Align is currently unable to predict the outcome of SDC’s second counterclaim and therefore cannot determine the likelihood of loss or success nor estimate a range of possible loss or success, if any.

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

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of September 30, 2022, the 2005 Incentive Plan, as amended, has a total reserve of 27,783,379 shares of which 3,757,122 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of net revenues	$1,651	$1,451	$4,779	$4,175
Selling, general and administrative	25,293	22,229	76,509	67,131
Research and development	5,974	4,722	17,391	13,192
Total stock-based compensation	$32,918	$28,402	$98,679	$84,498

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the nine months ended September 30, 2022 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2021	492	$369.17
Granted	239	478.94
Vested and released	(196)	334.10
Forfeited	(35)	433.42
Unvested as of September 30, 2022	500	$430.73	1.4	$103,619

As of September 30, 2022, we expect to recognize $154.1 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.4 years.

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

The following table summarizes the MSU performance for the nine months ended September 30, 2022:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2021	174	$551.57
Granted [1]	101	607.96
Vested and released	(128)	396.10
Forfeited	(3)	744.39
Unvested as of September 30, 2022	144	$725.73	1.2	$29,838
1    Includes MSUs vested during the period above 100% of the grant as actual shares released is based on Align’s stock performance over the vesting period.

As of September 30, 2022, we expect to recognize $47.7 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

As of September 30, 2022, we have 2,108,898 shares available for future issuance under our Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	1.5	1.2	1.5	1.1
Expected volatility	52.3%	51.1%	50.2%	52.7%
Risk-free interest rate	2.9%	0.1%	1.8%	0.1%
Expected dividends	—	—	—	—
Weighted average fair value at grant date	$112.84	$257.89	$159.44	$246.84

As of September 30, 2022, we expect to recognize $22.0 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 1.1 years.

Note 9. Common Stock Repurchase Program

In May 2018, our Board of Directors authorized a plan to repurchase up to $600.0 million of our common stock (“May 2018 Repurchase Program”). As of December 31, 2021, the authorization under the May 2018 Repurchase Program was completed. In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”). As of September 30, 2022, we have $449.9 million available for repurchases under the May 2021 Repurchase Program.

Accelerated Share Repurchase Agreements (“ASRs”)

During the nine months ended September 30, 2022 and 2021, we entered into ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. The following table summarizes the information regarding repurchases of our common stock under ASRs:

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q2 2021	May 2018	$100.0	Q3 2021	171,322	$583.70
Q2 2021	May 2021	$100.0	Q3 2021	161,707	$618.40
Q3 2021	May 2021	$75.0	Q3 2021	109,239	$686.91
Q2 2022	May 2021	$200.0	Q2 2022	756,502	$264.37

Subsequent to the third quarter, on October 28, 2022, we entered into an ASR to repurchase $200.0 million of our common stock. We paid $200.0 million and received an initial delivery of approximately 0.8 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount.

Open Market Common Stock Repurchases

During the nine months ended September 30, 2022, we repurchased on the open market approximately 0.1 million shares of our common stock at an average price of $522.61 per share, including commissions and fees, for an aggregate purchase price of $75.0 million.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $49.9 million and $81.0 million for the three months ended September 30, 2022 and 2021, respectively, representing effective tax rates of 40.7% and 30.9%, respectively. Our provision for income taxes was $163.9 million and $211.4 million for the nine months ended September 30, 2022 and 2021, respectively, representing effective tax rates of 33.9% and 26.7%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2022 and 2021 primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S., partially offset by the recognition of excess tax benefits related to stock-based compensation. Additionally, a change in U.S. tax laws effective January 1, 2022 which requires capitalization and amortization of research and development expenses incurred after December 31, 2021 has increased our effective tax rate for the three and nine months ended September 30, 2022.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. For U.S. federal and state tax returns, we are no longer subject to tax examinations for years before 2017. Our Israeli subsidiary is under tax audit for years 2016 through 2019. During the fourth quarter of 2021, the Israel Tax Authority issued a tax assessment in connection with a 2016 transaction to which our Israeli subsidiary was a party. We filed an administrative appeal challenging the assessment during the first quarter of 2022 and, by doing so, proceeded to the next administrative stage of the audit. We will continue to vigorously defend our Israeli subsidiary’s tax return position. Based on our assessment of the information currently available, we have not derecognized or remeasured our tax positions with respect to this matter during the nine months ended September 30, 2022. With few exceptions, we are no longer subject to examination by foreign tax authorities for years before 2015.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $134.2 million and $63.3 million as of September 30, 2022 and December 31, 2021, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three months ended September 30, 2022. We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. Total interest and penalties accrued as of September 30, 2022 was $5.5 million. While we defend income tax audits in various jurisdictions and the results of such audits may differ materially from the amounts accrued for each year, we cannot currently ascertain the bases on which any given audit will be ultimately resolved. Accordingly, we are unable to estimate the range of possible adjustments to our balance of gross unrecognized tax benefits in the next 12 months.

The U.S. Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States on August 16, 2022. The IRA imposes a 15% alternative minimum tax on the financial statement income of certain corporations which is effective for tax years beginning after December 31, 2022, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. Based upon our analysis of the IRA, we have determined there is no impact to our tax provision for the three and nine months ended September 30, 2022. We will continue to evaluate the impact of these tax law changes on future periods.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$72,700	$180,969	$319,798	$581,059
Denominator:
Weighted average common shares outstanding, basic	78,093	78,904	78,408	78,971
Dilutive effect of potential common stock	144	612	244	706
Total shares, diluted	78,237	79,516	78,652	79,677

Net income per share, basic	$0.93	$2.29	$4.08	$7.36
Net income per share, diluted	$0.93	$2.28	$4.07	$7.29

Anti-dilutive potential common shares [1]	345	83	317	67

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$41,255	$72,531
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,310	$21,626
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26,532	$31,635

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

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues
Clear Aligner	$732,837	$837,593	$2,340,931	$2,431,821
Systems and Services	157,511	178,313	492,189	489,664
Total net revenues	$890,348	$1,015,906	$2,833,120	$2,921,485
Gross profit
Clear Aligner	$519,387	$638,169	$1,710,328	$1,869,368
Systems and Services	99,782	116,987	305,746	321,424
Total gross profit	$619,169	$755,156	$2,016,074	$2,190,792
Income from operations
Clear Aligner	$259,434	$346,957	$879,362	$1,022,048
Systems and Services	44,436	65,791	140,834	177,694
Unallocated corporate expenses	(160,214)	(151,588)	(490,262)	(444,234)
Total income from operations	$143,656	$261,160	$529,934	$755,508
Stock-based compensation
Clear Aligner	$4,377	$2,824	$10,232	$7,750
Systems and Services	240	169	690	514
Unallocated corporate expenses	28,301	25,409	87,757	76,234
Total stock-based compensation	$32,918	$28,402	$98,679	$84,498
Depreciation and amortization
Clear Aligner	$14,678	$13,191	$42,474	$36,481
Systems and Services	7,181	5,827	20,879	14,994
Unallocated corporate expenses	10,330	8,596	28,743	27,666
Total depreciation and amortization	$32,189	$27,614	$92,096	$79,141

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment income from operations	$303,870	$412,748	$1,020,196	$1,199,742
Unallocated corporate expenses	(160,214)	(151,588)	(490,262)	(444,234)
Total income from operations	143,656	261,160	529,934	755,508
Interest income	1,685	401	2,607	2,427
Other income (expense), net	(22,700)	427	(48,805)	34,476
Net income before provision for income taxes	$122,641	$261,988	$483,736	$792,411

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues [1]:
U.S.	$400,045	$448,858	$1,251,018	$1,266,258
Switzerland	257,845	323,036	919,935	1,004,820
Other International	232,458	244,012	662,167	650,407
Total net revenues	$890,348	$1,015,906	$2,833,120	$2,921,485

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets [1]:
Switzerland	$519,202	$444,205
U.S.	214,975	210,582
China	112,715	125,346
Other International	469,019	423,050
Total long-lived assets	$1,315,911	$1,203,183

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including inflation, fluctuations in currency exchange rates, rising interest rates, supply chain challenges, implications and impacts of trends in consumer confidence, consumer sentiment and demand, market volatility, weakness in general economic conditions and recession concerns, our expectations regarding the impact of the military conflict in Ukraine generally and specifically regarding our operations and assets in Russia, including the potential ramifications of sanctions and regarding relations with other countries and impact on our workforce located in Russia, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global and regional economies, our marketing and efforts to build our brand awareness, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectation regarding customer and consumer purchasing behavior, including expectations related to consumer demand for digital solutions, our expectations for future investments in and benefits from sales and marketing activities, our preparedness and our customers' preparedness to react to changing circumstances and demand, results of operations and financial condition, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash and investment balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgments we make related to our tax obligations, our predicted level of operating expenses and gross margins and other factors beyond our control, our expectations regarding staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Executive Overview of Results

Trends and Uncertainties

Our business strategic priorities remain focused on four principal pillars of growth: (i) international expansion; (ii) general practitioner dentists (“GPs”) adoption; (iii) patient demand and conversion; and (iv) orthodontic utilization. Our growth strategy depends on our ability to facilitate the digital transformation of dentistry happening around the world, our continuous focus on innovation, and expansion to meet and exceed evolving customer expectations as the array of products and services available to them increases. Below is a discussion of the significant trends and uncertainties that could impact to our operations:

Macroeconomic Challenges and Military Conflict in Ukraine

Our revenues are susceptible to fluctuations in macroeconomic conditions, in line with factors such as inflation, rising interest rates, recession concerns, supply chain challenges, market volatility, and wars and military actions, each of which are impacting customer confidence, consumer sentiment and demand. Many of these same factors are further impacting our costs through increases in raw material prices, transportation costs, labor costs, supply and distribution operations and the operations of our suppliers. Additionally, many of our international operations are denominated in currencies other than the U.S. dollar and are being impacted by macroeconomic slowing or contraction causing weakening against the U.S. dollar, which is negatively impacting our financial condition and results of operations. We expect the dollar to remain strong or strengthen further against many of these currencies. The nature and extent of the impact of these factors varies by time and region and remain uncertain and unpredictable.

The military conflict between Russia and Ukraine has continued to increase the unpredictability of the already uncertain macroeconomic conditions. We remain deeply concerned about the devastating events that have and continue to unfold in Ukraine and the significant humanitarian, economic and societal tragedy unfolding there. We continue to employ a significant number of research and development personnel in Russia as well as sales, marketing and administrative personnel. We do not have employees in Ukraine. Our top priority continues to be the safety and security of our employees and their families, particularly those most directly impacted by the hostilities and the resulting sanctions, retaliatory sanctions and recently the military conscription of hundreds of thousands of people. We have taken efforts to support our team members in the region, including helping them financially and working to maintain their safety and security. We furthermore accelerated programs underway before the conflict began aimed at maintaining and growing our research and development operations over the long run that includes diversifying the facilities at which our personnel are located.

Although immaterial to our consolidated financial statements, our commercial business operations in Russia have been significantly impacted by the conflict. We remain committed to providing continuity of care consistent with our values and ethical responsibility to patients who are in Invisalign treatment. In doing so, we remain diligent managing compliance with global sanctions applicable to our business, including significant restrictions imposed by countries on both sides of the conflict targeting business entities, persons and certain activities. The pace at which sanctions are being imposed and the expanding number and breadth of the sanctions enacted continue to create global and regional economic challenges that have caused and are expected to continue to cause significant uncertainty and unpredictability to our operations. In September 2022, Russia announced a partial mobilization of reserve military personnel creating additional operational impacts for us, including reduced operational activities and prompting the relocation or departure of some of our employees that has continued into the fourth quarter of 2022. This has caused and is expected to continue to cause significant uncertainty, unpredictability and difficulties with staffing and operations.

Our Board of Directors and its applicable committees receive regular updates from management regarding the military conflict between Russia and Ukraine and continue to provide oversight of the risks to our personnel, operations and other areas of strategic importance. Our management continues to closely monitor the situation and evaluate additional ways in which we can support our employees and operations.

COVID-19 Pandemic Update

Although there remains significant uncertainty surrounding the COVID-19 pandemic for global and regional economies, its overall impact is gradually declining. During the third quarter of 2022, we experienced the impacts of the COVID-19 pandemic primarily in the Asia Pacific region, particularly in China where continued lockdowns decreased economic activity generally; however, in other regions, we observed that most dental practices are substantially functioning at pre-pandemic levels.

Our top priority remains the health and safety of our employees and their families, our customers and their staff. In 2022, we have gradually reopened many of our offices and adopted a flexible hybrid schedule that allows many of our employees the opportunity to collaborate and connect with others in our offices three days per week while having the option to work remotely other days. We believe that this added flexibility benefits employees and Align overall.

In general, we expect the challenges and risks discussed above to persist, although to a lesser extent than those experienced over the last few years. In turn, we expect the uncertainties and unpredictability that have impacted consumers, global and regional economies as well as our business and the businesses of our customers and suppliers to continue but to a lesser degree. Nevertheless, comparing our financial results for the reporting periods of 2022 to the same reporting periods of 2021 or earlier may not be a useful means by which to evaluate the health of our business and our results of operations due to volatility in business environment caused by the pandemic.

Changing Product Preferences

As the markets for clear aligners continue to mature, we anticipate customer demands will evolve. We expect to meet customer preferences with innovative treatment options that may include more choices to address a wider scope of treatment goals and budgets based on our existing and new products. This has and may continue to result in larger variations in product mix and selling prices regionally and globally. The implications of variations in product mix on our financial statements and business operations remains uncertain.

We strive to manage the challenges from the macroeconomic conditions, the conflict in Ukraine, COVID-19 and the evolution of our markets by focusing on improving our operations, building flexibility and efficiencies in our processes, adjusting our business models to changing circumstances and offering products that meet market demand. Specifically, we are managing cost impacts through pricing actions, implementing cost saving measures and slowing hiring. We have also sought to address supply chain shortages and delays by proactively communicating with our suppliers and distributors and modifying our purchase order commitments to mitigate the risks of production interruptions and maintaining inventory levels as appropriate. We also continue to innovate and introduce new and enhanced products that augment our doctor customer experiences. Additionally, we have also increased our cybersecurity efforts to detect, protect against potential incidents and recover from actual incidents and events.

Further discussion of the impact of these challenges on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended September 30, 2022, our business operations reflect the following:

•Revenues of $890.3 million, a decrease of 12.4% year-over-year;
•Clear Aligner revenues of $732.8 million, a decrease of 12.5% year-over-year;
◦Americas Clear Aligner revenues of $352.0 million, a decrease of 13.8% year-over-year;
◦International Clear Aligner revenues of $312.7 million, a decrease of 16.7% year-over-year;
◦Clear Aligner case volume decrease of 11.9% year-over-year and Clear Aligner case volume decrease for teenage patients of 2.9% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $157.5 million, a decrease of 11.7% year-over-year;
•Income from operations of $143.7 million and operating margin of 16.1%;
•Effective tax rate of 40.7%;
•Net income of $72.7 million with diluted net income per share of $0.93;
•Cash, cash equivalents and marketable securities of $1,141.0 million as of September 30, 2022;
•Operating cash flow of $266.5 million;
•Capital expenditures of $75.3 million, predominantly related to increases in our manufacturing capacity and facilities; and
•Number of employees was 23,800 as of September 30, 2022, an increase of 10.2% year-over-year.

Other Statistical Data and Trends

•As of September 30, 2022, approximately 13.9 million people worldwide have been treated with our Invisalign system, approximately 81,000 iTero scanners have been sold and approximately 52,000 exocad software licenses have been installed. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and dental practices that could use intraoral scanners and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system, dental professionals and/or labs and service providers to use iTero intraoral scanners, and dental labs and practitioners to install exocad CAD/CAM software.

•For the third quarter of 2022, total Invisalign cases submitted with a digital scanner in the Americas increased to 92.1%, up from 87.9% in the third quarter of 2021 and international scans increased to 84.3%, up from 79.3% in the third quarter of 2021. For the third quarter of 2022, 97.3% of Invisalign cases submitted by North American orthodontists were submitted digitally.

•Total utilization rate in the third quarter of 2022 decreased to 6.8 cases per doctor compared to 7.7 cases per doctor in the third quarter of 2021. Utilization rates in North America and our International locations were as follows:

▪North America: Utilization rate among our North American orthodontist customers decreased to 25.9 cases per doctor in the third quarter of 2022 compared to 29.7 cases per doctor in the third quarter of 2021 and the utilization rate among our North American GP customers decreased to 4.8 cases per doctor in the third quarter of 2022 compared to 5.0 cases per doctor in the third quarter of 2021.

▪International: International doctor utilization rate was 6.0 cases per doctor in the third quarter of 2022 compared to 6.5 cases per doctor in the third quarter of 2021.

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
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

▪Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go and Invisalign Go Plus.

▪Non-Case products include, but are not limited to, retention products, Invisalign training, adjusting tools used by dental professionals during the course of treatment and Consumer Products that are complementary to our doctor-prescribed principal products such as aligner cases (clamshells), teeth whitening products, cleaning solutions (crystals, foam and other material) and other oral health products available in certain e-commerce channels in select markets. We also offer in the U.S. and Canada, a Doctor Subscription Program which is a monthly subscription program based on the doctor’s monthly need for retention or limited treatment. The program allows doctors the flexibility to order both “touch-up” or retention aligners within their subscribed tier and is designed for a segment of experienced Invisalign trained doctors who are currently not regularly using our retainers or low-stage aligners.

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options. Our services include subscription software, disposables, rentals, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and nine months ended September 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2022	2021	Change		2022	2021	Change
Clear Aligner net revenues:
Americas	$352.0	$408.4	$(56.4)	(13.8)%	$1,113.5	$1,166.4	$(52.9)	(4.5)%
International	312.7	375.5	(62.8)	(16.7)%	1,030.0	1,118.5	(88.5)	(7.9)%
Non-case	68.1	53.7	14.5	27.0%	197.5	146.9	50.6	34.4%
Total Clear Aligner net revenues	$732.8	$837.6	$(104.8)	(12.5)%	$2,340.9	$2,431.8	$(90.9)	(3.7)%
Systems and Services net revenues	157.5	178.3	(20.8)	(11.7)%	492.2	489.7	2.5	0.5%
Total net revenues	$890.3	$1,015.9	$(125.6)	(12.4)%	$2,833.1	$2,921.5	$(88.4)	(3.0)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Case volume data which represents Clear Aligner case shipments for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
Total case volume	577.2	655.1	(78.0)	(11.9)%	1,775.0	1,916.5	(141.6)	(7.4)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2022, total net revenues decreased $125.6 million as compared to the same period in 2021, primarily due to a decrease in Clear Aligner case volumes, unfavorable foreign exchange rates, and a decrease in scanner volumes, partially offset by favorable Clear Aligner net deferrals.

For the nine months ended September 30, 2022, total net revenues decreased $88.4 million as compared to the same period in 2021, primarily due to decreases in Clear Aligner case volumes and scanner volumes, and unfavorable foreign exchange rates, partially offset by increases in Clear Aligner non-case revenues, service revenues and an increase in Clear Aligner average selling price (“ASP”).

Clear Aligner - Americas

For the three months ended September 30, 2022, Americas net revenues decreased by $56.4 million as compared to the same period in 2021, primarily due to a 15.5% decrease in case volumes, which reduced net revenues by $63.1 million, which was partially offset by an increase in ASP which increased net revenues by $6.7 million. Higher ASP was mainly due to lower net deferrals which increased net revenues by $12.0 million, processing fees charged on most shipments and price increases in certain markets which increased revenues by $11.7 million. The ASP increase was partially offset by unfavorable promotional discounts which decreased net revenues $11.6 million.

For the nine months ended September 30, 2022, Americas net revenues decreased by $52.9 million as compared to the same period in 2021, primarily due to a decrease in case volumes of 9.2% which reduced net revenues by $107.7 million, partially offset by an increase in ASP which increased net revenues by $54.8 million. Higher ASP was mainly due to processing fees charged on most shipments and price increases in certain markets which increased revenues by $40.1 million along with lower net deferrals which increased net revenues by $28.9 million. The increase in ASP were partially offset by unfavorable promotional discounts which reduced net revenues by $8.3 million.

Clear Aligner - International

For the three months ended September 30, 2022, International net revenues decreased by $62.8 million as compared to the same period in 2021, primarily due to lower ASP, which decreased net revenues by $35.1 million and a 7.4% decrease in case volumes which also reduced net revenues by $27.7 million. Lower ASP was largely driven by unfavorable foreign exchange rates which decreased net revenues by $42.7 million and a product mix shift to lower priced products which decreased net revenues by $26.4 million. The decrease in ASP was partially offset by lower net deferrals, which increased net revenues by $27.7 million, and processing fees charged on most shipments, which increased net revenues by $17.0 million.

For the nine months ended September 30, 2022, International net revenues decreased by $88.5 million as compared to the same period in 2021 due to a 5.1% decrease in case volumes, which decreased net revenues by $57.1 million, and lower ASP, which decreased net revenues by $31.4 million. Lower ASP was largely due to unfavorable foreign exchange rates which resulted in lower net revenues of $99.0 million, a product mix shift to lower priced products which decreased net revenues by $38.6 million, and unfavorable promotional discounts which decreased net revenues $25.6 million. The decrease in ASP was partially offset by lower net deferrals which increased net revenues by $70.5 million, and processing fees charged on most shipments, which increased net revenues by $59.6 million.

Clear Aligner - Non-Case

For the three and nine months ended September 30, 2022, non-case net revenues increased by $14.5 million and $50.6 million as compared to the same periods in 2021 mainly due to increased volume for retention products across most regions primarily driven by Vivera retainers.

Systems and Services

For the three months ended September 30, 2022, Systems and Services net revenues decreased by $20.8 million as compared to the same period in 2021 primarily due to by a lower number of scanners sold, which decreased net revenues $33.8 million, in addition to a lower scanner ASP. These decreases were partially offset by higher service and other revenues which increased $13.8 million, mostly due to a larger installed base.

For the nine months ended September 30, 2022, Systems and Services net revenues increased by $2.5 million as compared to the same period in 2021 primarily due to higher service and other revenues, which increased $49.1 million, mostly due to a larger installed base mostly offset by a lower number of scanners sold, which decreased net revenues by $43.2 million, and lower scanner ASP.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Clear Aligner
Cost of net revenues	$213.5	$199.4	$14.0	$630.6	$562.5	$68.2
% of net segment revenues	29.1%	23.8%		26.9%	23.1%
Gross profit	$519.4	$638.2	$(118.8)	$1,710.3	$1,869.4	$(159.0)
Gross margin %	70.9%	76.2%		73.1%	76.9%
Systems and Services
Cost of net revenues	$57.7	$61.3	$(3.6)	$186.4	$168.2	$18.2
% of net segment revenues	36.7%	34.4%		37.9%	34.4%
Gross profit	$99.8	$117.0	$(17.2)	$305.7	$321.4	$(15.7)
Gross margin %	63.3%	65.6%		62.1%	65.6%
Total cost of net revenues	$271.2	$260.8	$10.4	$817.0	$730.7	$86.4
% of net revenues	30.5%	25.7%		28.8%	25.0%
Gross profit	$619.2	$755.2	$(136.0)	$2,016.1	$2,190.8	$(174.7)
Gross margin %	69.5%	74.3%		71.2%	75.0%

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

Clear Aligner

For the three months ended September 30, 2022, our gross margin percentage decreased as compared to the same period in 2021 primarily due to increased manufacturing spend as we continue to ramp our new manufacturing facility in Poland, higher freight costs, lower ASP and a higher mix of additional aligners.

For the nine months ended September 30, 2022, our gross margin percentage decreased as compared to the same period in 2021 primarily due to increased manufacturing spend as we continue to ramp our new manufacturing facility in Poland, higher freight costs in addition to a higher mix of additional aligners. These factors were partially offset by higher ASP.

Systems and Services

For the three and nine months ended September 30, 2022, our gross margin percentage decreased as compared to the same periods in 2021 primarily due to manufacturing inefficiencies from lower production volumes and higher component costs in addition to lower ASP. These factors were partially offset by higher service revenues.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Selling, general and administrative	$398.5	$428.4	$(29.9)	$1,264.4	$1,257.4	$7.0
% of net revenues	44.8%	42.2%		44.6%	43.0%

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

For the three months ended September 30, 2022, selling, general and administrative expense decreased compared to the same period in 2021 primarily due to lower advertising and marketing costs and lower incentive compensation. These decreases were partially offset by higher salaries expense, fringe benefits and stock-based compensation from increased headcount along with higher equipment, software and material costs.

For the nine months ended September 30, 2022, selling, general and administrative expense increased compared to the same period in 2021 primarily due to higher salaries expense, fringe benefits and stock-based compensation from increased headcount, higher equipment, software and maintenance costs in addition to increased travel and expense related costs. These increases were offset by lower incentive compensation and lower advertising and marketing costs.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Research and development	$77.0	$65.6	$11.4	$221.7	$177.8	$43.9
% of net revenues	8.6%	6.5%		7.8%	6.1%

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

For the three and nine months ended September 30, 2022, research and development expense increased compared to the same periods in 2021 primarily due to higher salaries expense, fringe benefits and stock-based compensation driven mainly by increased headcount as we continue to focus our investments in innovation and research. These increases were partially offset by lower incentive compensation.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Clear Aligner
Income from operations	$259.4	$347.0	$(87.5)	$879.4	$1,022.0	$(142.7)
Operating margin %	35.4%	41.4%		37.6%	42.0%
Systems and Services
Income from operations	$44.4	$65.8	$(21.4)	$140.8	$177.7	$(36.9)
Operating margin %	28.2%	36.9%		28.6%	36.3%
Total income from operations [1]	$143.7	$261.2	$(117.5)	$529.9	$755.5	$(225.6)
Operating margin %	16.1%	25.7%		18.7%	25.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three and nine months ended September 30, 2022, our operating margin percentage decreased compared to the same periods in 2021 primarily due to lower gross margin as well as higher operating expenses as a percentage of net revenues.

Systems and Services

For the three and nine months ended September 30, 2022, our operating margin percentage decreased compared to the same periods in 2021 primarily due to higher operating expenses as a percentage of net revenues as well as lower gross margin.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest income	$1.7	$0.4	$1.3	$2.6	$2.4	$0.2
% of net revenues	0.2%	—%		0.1%	0.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended September 30, 2022, interest income increased compared to the same period in 2021 primarily due to higher interest rates during 2022.

For the nine months ended September 30, 2022, interest income increased marginally compared to the same period in 2021 primarily due to higher interest rates during 2022, which was partially offset by the interest earned from the arbitration award related to our investment in SmileDirectClub in the first quarter of 2021.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Other income (expense), net	$(22.7)	$0.4	$(23.1)	$(48.8)	$34.5	$(83.3)
% of net revenues	(2.5)%	—%		(1.7)%	1.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended September 30, 2022, other income (expense), net decreased compared to the same period in 2021 primarily due to larger net foreign exchange losses from the weakening of international currencies against the U.S. dollar in the three months ended September 30, 2022 as compared to the same period in 2021.

For the nine months ended September 30, 2022, other income (expense), net decreased compared to the same period in 2021 primarily due to a $43.4 million gain associated to the arbitration award related to our investment in SmileDirectClub recognized in the first quarter of 2021 as well as larger net foreign exchange losses from the weakening of international currencies against the U.S. dollar in the nine months ended September 30, 2022 as compared to the same period in 2021.

Provision for income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Provision for income taxes	$49.9	$81.0	$(31.1)	$163.9	$211.4	$(47.4)
Effective tax rates	40.7%	30.9%		33.9%	26.7%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three and nine months ended September 30, 2022 and 2021 primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S. partially offset by the recognition of excess tax benefits related to stock-based compensation. Additionally, a change in U.S. tax laws effective January 1, 2022 which requires capitalization and amortization of research and development expenses incurred after December 31, 2021 increased our effective tax rate for the three and nine months ended September 30, 2022.

The increase in our effective tax rate for the three and nine months ended September 30, 2022 compared to the same periods in 2021 is primarily attributable to the decrease and change in our jurisdictional mix of income, foreign income taxed at different rates, capitalization and amortization of research and development expenses in 2022 and lower excess tax benefits from stock-based compensation.

The U.S. Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States on August 16, 2022. The IRA imposes a 15% alternative minimum tax on the financial statement income of certain corporations which is effective for tax years beginning after December 31, 2022, as well as a 1% excise tax on the net fair market value of stock repurchases made after December 31, 2022. Based upon our analysis of the IRA, we have determined there is no impact to our tax provision for the three and nine months ended September 30, 2022. We will continue to evaluate the impact of these tax law changes on future periods.

Liquidity and Capital Resources

Liquidity and Trends

As of September 30, 2022 and December 31, 2021, we had the following cash and cash equivalents and short-term and long-term marketable securities (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,044,523	$1,099,370
Marketable securities, short-term	46,242	71,972
Marketable securities, long-term	50,256	125,320
Total	$1,141,021	$1,296,662

As of September 30, 2022 and December 31, 2021, approximately $669.6 million and $713.8 million, respectively, of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. Our intent is to permanently reinvest the earnings from our international operations going forward, and our current plans do not require us to repatriate these earnings to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

The sanctions against Russian banks or international bank messaging systems due to the military conflict between Ukraine and Russia could impact our ability to access our cash in Russia but would not materially impact our liquidity position. As of September 30, 2022, cash and cash equivalents domiciled in Russia, which is required to fund their current operating requirements, represent approximately 3.9% of our total cash, cash equivalents and marketable securities.

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

•As of September 30, 2022, we have $449.9 million available for repurchase under the stock repurchase program authorized by our Board of Directors in May 2021. Refer to Note 9 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs. Subsequent to the third quarter, on October 28, 2022 we entered into an accelerated stock repurchase agreement to repurchase $200.0 million under the program.

•There have been no material changes to our purchase commitments for goods and services and future operating lease payments during the periods covered by this 10-Q outside the normal course of business compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$424,025	$899,695
Investing activities	(157,506)	(255,719)
Financing activities	(301,498)	(356,759)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20,422)	(10,241)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(55,401)	$276,976

Operating Activities

For the nine months ended September 30, 2022, cash flows from operations of $424.0 million resulted primarily from our net income of approximately $319.8 million as well as the following:

Significant adjustments to net income

•Stock-based compensation of $98.7 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $92.1 million related to our investments in property, plant and equipment and intangible assets; and
•Non-cash operating lease costs of $22.8 million.

Significant changes in working capital

•Decrease of $213.4 million in accrued and other long-term liabilities primarily due to lower incentive accruals for 2022 in addition to the payment of our 2021 corporate bonus, as well as timing of payment of other activities;
•Increase of $197.9 million in deferred revenues due to the deferral of revenue on shipments over the period as well as timing of revenue recognition; and

•Increase of $108.5 million in inventories primarily due to lower shipment volumes over the period in addition to our efforts to manage stock at appropriate levels as required.

Investing Activities

Net cash used in investing activities was $157.5 million for the nine months ended September 30, 2022 which primarily consisted of purchases of property, plant and equipment of $238.7 million, purchases of marketable securities of $20.5 million and $12.3 million cash paid relating to a business acquisition. These outflows were partially offset by sales and maturities of our marketable securities of $116.1 million.

Financing Activities

Net cash used in financing activities was $301.5 million for the nine months ended September 30, 2022 which consisted of common stock repurchases of $275.0 million and payroll taxes paid for equity awards through share withholdings of $52.6 million which were partially offset by $26.1 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, goodwill and finite-lived acquired intangible assets, income taxes, legal proceedings and litigations. We use authoritative pronouncements, historical experience and other assumptions as the basis for making the estimates. Actual results could differ from those estimates.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2022, we had approximately $96.5 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2022, we are not subject to risks from immediate interest rate increases on our unsecured revolving line of credit facility.

Currency Rate Risk

As a result of our international business activities, our financial results have been affected by factors such as changes in foreign currency exchange rates as well as economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We generally sell our products in the local currency of the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are generally denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by exchange rate fluctuations.

We enter into foreign currency forward contracts for currencies where we have exposures, primarily the Euro, Chinese Yuan, Polish Zloty, Canadian Dollar and Brazilian Real, to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are generally one month in original maturity and are marked to market through earnings every period. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use forward contracts to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

Military Conflict in Ukraine

The U.S. and other nations have imposed sanctions on various sectors of the Russian economy and on transactions with certain Russian nationals and entities. Russia has also announced economic sanctions against the U.S. and other nations that include a ban on imports of certain products. Further beginning September 2022, Russia started partial mobilization of reserve military personnel, creating staffing and operational challenges for us; however, as of September 30, 2022, we do not expect these events to have any material impact on our operations. Our Russia net revenues as a percentage of our consolidated net revenues and our assets domiciled in Russia, including cash and cash equivalents, as a percentage of our total assets, are immaterial.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The military conflict between Russia and Ukraine has created a humanitarian crisis, materially impacted economic activities and may materially impact our global and regional operations.
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
•A large portion of our total revenues are derived from international sales and we are dependent on our international operations, which exposes us to foreign operational, political, military and other risks that may harm our business.
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
•If we are unable or fail to protect our customer, patient, employee or other protected health or personal information or if we are unable to comply with applicable privacy, security and data protection laws, our operations may be severely adversely impacted, patient care could suffer, we could be liable for related damages, and our business, operations and reputation could be harmed.
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
•Obtaining approvals and complying with governmental regulations, particularly those related to personal healthcare information, financial information, quality systems, competition, anti-trust, data governance, data privacy and cybersecurity are expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and fines and cause harm to our reputation.
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

Our operations and financial performance are affected by general macroeconomic conditions, consumer confidence and discretionary spending. Consumer spending habits are affected by, among other things, inflation, weakness in general economic conditions, recessions, pandemics, wars and military actions, levels of employment, salaries and wage rates, debt obligations, discretionary income, interest rates, volatility in capital markets, and consumer confidence and perceptions of current and future economic conditions. Declines in, or uncertain economic outlooks for, the U.S., China, Europe or certain other international economies have adversely affected consumer spending habits which has and may continue to, among other things, result in a decrease in the number of overall orthodontic and dental case starts, reduce patient traffic in dentists’ offices, reduce or shift spending away from elective, non-urgent, or higher value procedures or reduce demand for dental services generally, any of which could materially adversely affect our revenues and operating results. Inflation, weakness in the global or regional economies and recessions can decrease demand for dental technologies, causing dentists to postpone investments in capital equipment, such as intraoral scanners and CAD/CAM software. Inflation continues to adversely impact spending and trade activities and we are unable to predict the impacts of higher inflation on global and regional economies. Higher inflation has also increased domestic and international shipping costs, raw material prices, and labor rates, which could adversely impact the costs of producing, procuring and shipping our products. Our ability to recover these cost increases through price increases may continue to lag, resulting in downward pressure on our operating results. Any attempts to offset cost increases with price increases may result in greater reductions in sales, increase customer dissatisfaction or otherwise harm our reputation. We have also observed increases in the cost of fuel and energy, food and other essential items along with climbing interest rates, all of which reduce consumers' disposable income and could adversely affect consumer spending on orthodontic procedures that may be considered discretionary purchases or they may choose to purchase orthodontic treatments that cost less than our Invisalign treatment options. We are also unable to predict the impact of efforts by central banks and federal, state and local governments to combat elevated levels of inflation as well as shortages of fuel, energy and food. If their efforts to create downward pressure on inflation are too aggressive, they may lead to a recession. Alternatively, if they are insufficient or are not sustained long enough to bring inflation to lower, more acceptable levels, consumer spending may be adversely impacted for a prolonged period of time. If a recession occurs, economies weaken, fuel, raw material prices and interest rates continue to increase or inflationary trends continue, our business and operating results could be materially adversely affected.

Although the U.S. dollar is our reporting currency, a growing portion of our net revenues and net income are generated in foreign currencies. In our foreign subsidiaries where the local currency is the functional currency, our net revenues and net income are translated into U.S. dollars using the average period exchange rate which may fluctuate significantly. As a result, negative movements in exchange rates against the U.S. dollar have and may increasingly adversely affect our net revenues and net income in our consolidated financial statements. For example, the continued decline in the value of the Euro compared to the U.S. dollar has adversely impacted our operating results in Europe. We enter into currency forward contract transactions in an effort to cover some of our exposure to currency fluctuations, but there is no assurance these transactions will fully or effectively hedge our exposure to currency fluctuations, and, under certain circumstances, these transactions could have a material adverse effect on our financial condition.

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

As a result of outbreaks of COVID-19 and new variants of the virus such as Delta and Omicron, customer demand and doctor availability has been inconsistent and difficult to predict. Although the practices of the doctors, dental service organizations and labs that are our principal customers have largely reopened following the initial outbreak of COVID-19 in 2020, many continue to operate at less than pre-pandemic capacities. For example, in China the impact of widespread population lockdowns under the country’s zero tolerance policies was more pronounced in the first three quarters of 2022 than in prior periods, leading to the complete closure of dental offices in major metropolitan and other areas for extended periods of time. While the pandemic increased demand for digital solutions such as the products and solutions we offer for the dental field, it is unclear if this will continue. For instance, if the use of video conferencing declines when employees return to office environments or travel, dining, entertainment and other consumer spending categories rebound as restrictions continue to ease, demand or growth rates for our products may decline for some geographies. These fluctuations are currently and have previously adversely impacted our results of operations from time to time and are expected to continue to impact our results, particularly in the near term.

In response to the pandemic, we implemented measures aimed at limiting its spread for the health and safety of our employees, customers, patients and the communities in which we live and work as well as in accordance with orders and decrees of governmental agencies. These measures included closures of physical offices and implementation of remote working where feasible. In 2022, we have gradually reopened many of our offices. The rules and regulations for reopening and operating our offices can be complex and hard to manage in practice, making compliance more difficult. Where our offices have reopened, we have adopted a flexible hybrid schedule that allows many of our employees the opportunity to collaborate and connect with others in our offices three days per week while having the option to work remotely other days. If employees perceive our approach to reopening our offices to be inadequate, overly burdensome, or prefer the safety or convenience of working from home, employees may choose to terminate their employment with us, productivity may decline or we may experience employee unrest, slowdowns, stoppages or other demands. For further discussion or the risks related to our hybrid schedule approach to reopening our offices, employee satisfaction, retention and engagement see the risk factor “We rely on our personnel and, if we fail to attract, motivate or retain personnel, or if our growth harms our corporate culture, it may be more difficult to grow effectively and pursue our strategic priorities.”

We are continually evaluating the impact of COVID-19 on macroeconomic as well as industry-specific factors, including the extent our business and financial results and the business and financial results of our customers’ and suppliers’ have been and in the future may be impacted. The financial health and stability of businesses and consumers overall depends on numerous evolving factors, many of which we cannot control nor accurately predict. Examples include:

•the duration, scope, and severity of governmental, business and societal actions in response to the pandemic;
•the impact on worldwide economic activity, employment rates as well as actions taken by central banks and governments or the occurrence of regional or global recessions as a result of fiscal tightening or other factors;
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

The military conflict between Russia and Ukraine has created a humanitarian crisis, materially impacted economic activities, and may materially impact our global and regional operations.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Governments including the U.S., United Kingdom, and those of the European Union have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia which has triggered retaliatory sanctions by the Russian government and its allies that have materially impacted business inside Russia. Although immaterial to our consolidated financial statements, our commercial business operations in Russia have been materially impacted by the conflict. In September 2022, Russia announced a partial mobilization of reserve military personnel creating additional operational impacts for us, including reduced operational activities and prompting the relocation or departure of some of our employees. This has caused and is expected to continue to cause significant uncertainty and unpredictability to our staffing and operations in Russia. Additionally, if due to the conflict we are unable to retain key skilled personnel in Russia or from where they have relocated, particularly research and development personnel, or quickly replace such personnel with individuals of equivalent technical expertise and qualifications, our business and financial condition could be materially adversely effected.

The outcome and future impacts of the conflict remain highly uncertain, continue to evolve and may grow more severe the longer the military action and sanctions remain in effect. Moreover, this conflict and existing and future sanctions may have broad and pervasive impacts to the global economy and our operations, heightening and affecting many of the other risks listed in this Quarterly Report on Form 10-Q, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on general economic and political conditions, including inflation, supply chain disruptions and consumer spending; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks; trade disruptions; energy shortages or rationing that may adversely impact our manufacturing facilities and consumer spending, particularly in Europe; rising fuel and/or rising costs of producing, procuring and shipping our products; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets. We may not be successful in our efforts to mitigate all or any of the negative impacts of the conflict, particularly the longer sanctions and retaliatory sanctions remain in effect. How we respond to these impacts will also subject us to risk. The suspension or resumption of our commercial operations in Russia or our decision to continue supporting our personnel in Russia may result in reputational harm or boycotts of our products that could impact our sales and operations inside and outside of Russia or subject us to litigation for which we may be found liable in courts or other tribunals in Russia or elsewhere. Moreover, production could be impaired should hostilities spread to other countries such as Poland, where our new aligner fabrication facility is located.

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

Our net revenues remain largely dependent on sales of our Invisalign system of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign system, primarily our comprehensive products, will continue to account for the majority of our net revenues, making the continued and widespread acceptance of the Invisalign system by orthodontists, GPs and consumers critical to our future success. Our iTero business contributes a material percentage of our overall net revenues. Although exocad and its CAD/CAM software solutions are important to the continuing evolution of the Align Digital Platform, the contributions to our total net revenues from the exocad solutions remain immaterial. Our operating results could be harmed if:

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
•pricing regulations are imposed by governments such as the proposed volume-based procurement regulations in China; or
•our critical accounting estimates materially differ from actual behavior or results.

If our average selling prices decline, our net revenues, gross margin and net income may be adversely affected.

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

Our iTero intraoral scanner can be used to start the clear aligner therapy, as well as other dental procedures, including restorative, implant planning and dentures, and also functions as a diagnostic tool. The iTero intraoral scanner competes with PVS impressions that doctors use for clear aligner therapy or other dental procedures, as well as other intraoral scanners. It also competes with traditional bite wing 2D dental x-rays for detecting interproxial caries. If we are unable to compete effectively with these existing products or respond effectively to any new technologies, our Systems and Services segment could be harmed.

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

A large portion of our total revenues are derived from international sales and we are dependent on our international operations, which exposes us to foreign operational, political, military and other risks that may harm our business.

We earn a large portion of our total revenues from international sales generated through our foreign direct and indirect operations and we expect to increase our sales and presence outside the U.S., particularly in markets we believe have high-growth potential. Moreover, we perform most of our key production steps in locations outside of the U.S. For instance, our digital treatment planning and aligner fabrication are performed in multiple international locations, including large-scale operations in Mexico, Costa Rica, Japan and China and we continue to establish additional sites closer to our international customers, such as our recently constructed manufacturing facility in Poland. Also, we maintain significant global sales and marketing operations in Switzerland, Singapore and China along with research and development operations globally, including in the U.S., Russia, Israel, Armenia and Germany. Our reliance on international operations exposes us to risks and uncertainties that may affect our business or results of operations, including:

•difficulties managing international operations, including any travel restrictions on us or our contractors, consultants or customers;
•fluctuations in currency exchange rates;
•import and export risks, including shipping delays, cost increases, tariffs, sanctions, penalties, controls, license requirements and restrictions;
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
•threats, tensions, actions and responses to any social, economic, business, geopolitical, military, terrorism, or acts of war, including the possibility, threat of, imposition of, or changes in sanctions, trade restrictions and tariffs, as well as retaliatory military actions, sanctions, trade restrictions and tariffs particularly involving key customers, development or manufacturing markets such as China, Mexico, Russia, the Middle East, Eastern Europe, Taiwan or other countries; and our employees in Israel being obligated to perform annual reserve duty in the Israeli military and being called for additional active duty under emergency circumstances. If any of these events or conditions occur, the impact to us, our employees and customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence disrupts our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers and other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure;
•burdens of complying with a wide variety of regional and foreign laws, including anti-trust, fair competition, regulatory, quality and environmental laws;
•pricing regulations imposed by governments such as the proposed volume-based procurement regulations in China;
•the impact of nationalism or initiatives to encourage the purchase or support of domestic vendors, which can influence customers to purchase products from, or collaborate to promote interoperability of products with, companies whose headquarters or primary operations are not domestic;
•reduced IP rights protections as compared to the protections afforded under the laws of the U.S.;
•longer customer payment cycles and greater difficulty in accounts receivable collection; and
•potential adverse direct and indirect tax (such as sales and use tax (“SUT”), value-added tax (“VAT”) and goods and services tax (“GST”)) consequences

Should any of these factors, either individually or in combination, occur they could materially impact our international operations and adversely affect our business as a whole.

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
•allocate our research and development funding to products and services with higher growth prospects;
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

In addition, as part of our effort to accommodate our customers’ needs and demands, we periodically introduce new business and sales initiatives to meet these needs and demands. In general, our internal resources support these new businesses or sales initiatives, and we frequently provide such support without clear indications it will prove successful or be without short-term execution challenges. Should these new business or sale initiatives be unsuccessful, our business, results of operations and financial condition could be materially impacted.

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

We continue to establish treatment planning and manufacturing facilities closer to our international customers to provide them with better experiences, improve their confidence using our products to treat patients, and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to obtain regulatory clearance and certifications for, move into, plan, construct and equip additional facilities is subject to significant risk and uncertainty, including risks related to establishing facilities, hiring and retaining employees and delays and cost overruns, any of which may be all or partially out of our control and can negatively impact our gross margin. In addition, operating facilities located in higher cost regions compared to Mexico, China, Costa Rica and Poland negatively impact our gross margin. If the construction or transition into additional facilities is significantly delayed, if a facility temporarily or permanently, partially or fully shuts down, or demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

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

System upgrades, development of new releases and enhancements require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results. We have a complex, global iTero intraoral scanner installed base of older and newer models. These models are continually updated to add, expand or improve on existing or new features with hardware improvements, improvements to third party components, or part repair or replacement. We have experienced hardware issues in the past and may in the future, including issues relating to manufacturing, design, quality, or safety, of which we become aware only after products or changes have been introduced into the market. We also have not been and may not be able to ensure that third party components or any changes to the foregoing will not be incompatible with, or have a negative impact on the functionality of our iTero intraoral scanners. As a result, there have been and may be widespread failures of our iTero intraoral scanners or we may experience epidemic failures of our iTero intraoral scanner to perform as anticipated. Previously, we have not been and in the future may not be prepared for, or have the infrastructure to, timely and adequately remediate or implement corrective measures for such failures, including due to our dependency on third party providers or suppliers. As a consequence, remediation has been and may be in the future time-consuming and difficult to achieve, which may significantly impact our customers and our business partners, damage our reputation and result in lost business and revenue opportunities, and could be materially costly.

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

If we are unable or fail to protect our customer, patient, employee or other protected health or personal information or if we are unable to comply with applicable privacy, security and data protection laws, our operations may be severely adversely impacted, patient care could suffer, we could be liable for related damages, and our business, operations and reputation could be harmed.

We retain confidential customer financial, patient health information and our own proprietary information and data essential to our business operations. Therefore, it is critical that the facilities and infrastructure on which we depend to run our business and the products we develop remain secure and are also perceived by the marketplace and our customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, our products as well as the infrastructure and IT systems on which we depend are vulnerable to physical break-ins, computer viruses, programming errors or other technical malfunctions, hacking or phishing attacks, malware and ransomware, employee error or malfeasance or similar disruptive problems by third parties, including organized groups or state actors. For example, we have experienced, and may again experience in the future, cybersecurity incidents and unauthorized internal employee exfiltration of company information.

Further, the frequency of third-party cyber attacks has increased since the onset of the COVID-19 pandemic and the military conflict in Ukraine. The military conflict in Ukraine may cause nation-state actors to carry out cyber attacks to achieve their goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In response to potential increases in cyber attacks anticipated in response to the military conflict in Ukraine, we increased efforts to identify and respond to any attacks, including placing our cybersecurity operations team on high alert. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to our management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving the issues quickly or in unanticipated ways, cause us to incur significant expense and liability, or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have internal monitoring and detection systems as well as cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. The policy also provides coverage for regulatory action defense including oversight, investigations and disclosure obligations as well as fines and penalties, potential payment card industry fines and penalties and costs related to cyber extortion; however, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we incur investigating and responding to any incidents, which may be significant.

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

Obtaining approvals and complying with governmental regulations, particularly those related to personal healthcare information, financial information, quality systems, competition, anti-trust, data governance, data privacy and cybersecurity are expensive and time-consuming, and any failure to obtain or maintain approvals or comply with regulations regarding our products or services or the products and services of our suppliers or customers could materially harm our sales, result in substantial penalties and fines and cause harm to our reputation.

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

The healthcare and technology markets are also highly regulated and subject to changing political, economic and regulatory influences. For instance, regulations affecting the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, such as HIPAA, may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants. Additionally, we are expanding our product portfolio into the areas of software as a medical device and the use of artificial intelligence. Global regulators are rapidly expanding and changing the regulations and guidance regarding the market access pathways for these innovative products, which could result in market withdrawal of existing products or protracted review timelines for new product introductions. Our critical vendors and service providers are similarly subject to various regulations. Our failure or the failure of our suppliers, customers, advertisers and influencers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including actions alleging false or misleading advertising, unfair or anti-competitive business practices or other violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. There can be no assurance that we will adequately address the business risks associated with the implementation and compliance with such laws and our internal processes and procedures to comply with such laws or that we will be able to take advantage of any resulting business opportunities.

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

We are also subject to anti-corruption and anti-bribery laws such as the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits corrupt payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage and directing business to another, and requires the maintenance of accurate books and records and a system of internal accounting controls. Under the FCPA, we may be held liable for any corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. Failure to comply with anti-corruption and anti-bribery laws, such as the FCPA, could subject us to penalties and other adverse consequences.

In addition, while we provide significant training to our personnel, they may not properly adhere to our policies or applicable laws or regulations such as our policies on the use of certain electronic communications and maintaining accurate books and records. If our employees fail to comply with any or all laws or regulations or our policies or procedures or we fail to audit and enforce such company policies or procedures, it could result in violations of laws or regulations and subject us to harm to our reputation, loss of customers, loss or revenues, or regulatory investigations and actions.

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

In addition to our direct sales force, we have and expect to continue to use distributors to import, market, sell, service and support our products. Our agreements with these distributors are generally non-exclusive and terminable by either party with little notice. If any of these relationships are terminated and if alternative distributors must be quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products in markets key to our growth and expansion could be adversely affected. These distributors may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these distributors and their employees and agents for compliance with laws and regulations, including fair competition, bribery and corruption, trade compliance, safety, data privacy and marketing and sales activities. A distributor may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance or prevents us from taking control of any such authorization. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance in such cases.

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

We are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting that includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether our internal control over financial reporting is effective. Our internal controls may become inadequate because of changes in personnel, updates and upgrades to existing software, failure to maintain accurate books and records, changes in accounting standards or interpretations of existing standards, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and increases our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), the timely filing of our financial reports could be delayed or we could be required to restate past reports, and cause us to lose investor confidence in the accuracy and completeness of our financial reports in the future, which could have an adverse effect on our stock price.

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

Align operates globally and is subject to taxes in the U.S. and foreign countries. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in the global economic environment, changes in legal entity structure or activities performed within our entities, changes in our business operations, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, settlement of income tax audits and non-deductible goodwill impairments.

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

Moreover, the application of indirect taxes (such as SUT, VAT, GST, and other indirect taxes) to our operations is complex and evolving. U.S. states, local and foreign taxing jurisdictions have differing rules and regulations governing differing types of taxes, and these rules and regulations are subject to varying interpretations and exemptions that may change over time. We collect and remit SUT, VAT, GST and other taxes in many jurisdictions and we are routinely subject to audits. The positions we take regarding taxes as well as the amounts we collect or remit may be challenged and we may be liable for failing to collect or remit all or any portion of taxes deemed owed or the taxes could exceed our estimates. One or more U.S. states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have but have not been paid by us.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. It contains a number of new U.S. federal tax law provisions including a corporate alternative minimum tax on adjusted financial statement income and an excise tax on corporate stock repurchases, both effective after December 31, 2022. We are continuing to evaluate the IRA’s impact to us, but it could have a material impact on our business.

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

We have a history of recurring stock repurchase programs intended to return capital to our investors. Future stock repurchase programs are contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue repurchasing our common stock in the future, consistent with historical levels or at all, or that our stock repurchase programs will have a beneficial impact on our stock price. Additionally, the IRA, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022, which will increase the cost to us of making repurchases and may impact the level at or whether we implement repurchase programs in the future.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 13, 2021, we announced that our Board of Directors had authorized a plan to repurchase up to $1.0 billion of our common stock ("May 2021 Repurchase Program"). There were no stock repurchases during the three months ended September 30, 2022 and we have $449.9 million available for repurchase under the May 2021 Repurchase Program as of September 30, 2022. Subsequent to the third quarter, on October 28, 2022, we entered into an ASR to repurchase $200.0 million of our common stock. We paid $200.0 million and received an initial delivery of approximately 0.8 million shares based on current market prices. The final number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount. See Note 9 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the May 2021 Repurchase Program.

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

ALIGN TECHNOLOGY, INC.

November 4, 2022	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

November 4, 2022	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance