Form 10-Q
period 2023-03-31
ALIGN TECHNOLOGY INC
filed 2023-05-05
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 28, 2023 was 76,516,951.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$943,147	$973,219
Cost of net revenues	282,493	263,873
Gross profit	660,654	709,346
Operating expenses:
Selling, general and administrative	439,691	439,457
Research and development	87,447	71,807
Total operating expenses	527,138	511,264
Income from operations	133,516	198,082
Interest income and other income (expense), net:
Interest income	2,337	677
Other income (expense), net	(1,229)	(11,273)
Total interest income and other income (expense), net	1,108	(10,596)
Net income before provision for income taxes	134,624	187,486
Provision for income taxes	46,826	53,188
Net income	$87,798	$134,298

Net income per share:
Basic	$1.14	$1.71
Diluted	$1.14	$1.70
Shares used in computing net income per share:
Basic	76,921	78,742
Diluted	77,111	79,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$87,798	$134,298
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	10,474	(7,311)
Change in unrealized gains (losses) on investments, net of tax	1,645	(2,728)
Other comprehensive income (loss)	12,119	(10,039)
Comprehensive income	$99,917	$124,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$832,383	$942,050
Marketable securities, short-term	51,644	57,534
Accounts receivable, net of allowance for doubtful accounts of $11,192 and $10,343, respectively	884,430	859,685
Inventories	311,885	338,752
Prepaid expenses and other current assets	251,540	226,370
Total current assets	2,331,882	2,424,391
Marketable securities, long-term	37,379	41,978
Property, plant and equipment, net	1,262,815	1,231,855
Operating lease right-of-use assets, net	117,889	118,880
Goodwill	414,222	407,551
Intangible assets, net	93,320	95,720
Deferred tax assets	1,589,640	1,571,746
Other assets	54,301	55,826
Total assets	$5,901,448	$5,947,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,561	$127,870
Accrued liabilities	497,248	454,374
Deferred revenues	1,376,789	1,343,643
Total current liabilities	2,004,598	1,925,887
Income tax payable	126,541	124,393
Operating lease liabilities	99,002	100,334
Other long-term liabilities	191,258	195,975
Total liabilities	2,421,399	2,346,589
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 76,516 and 77,267 issued and outstanding, respectively)	8	8
Additional paid-in capital	1,104,693	1,044,946
Accumulated other comprehensive income (loss), net	1,835	(10,284)
Retained earnings	2,373,513	2,566,688
Total stockholders’ equity	3,480,049	3,601,358
Total liabilities and stockholders’ equity	$5,901,448	$5,947,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2023	Shares	Amount
Balance as of December 31, 2022	77,267	$8	$1,044,946	$(10,284)	$2,566,688	$3,601,358
Net income	—	—	—	—	87,798	87,798
Net change in unrealized gains (losses) from investments	—	—	—	1,645	—	1,645
Net change in foreign currency translation adjustment	—	—	—	10,474	—	10,474
Issuance of common stock relating to employee equity compensation plans	191	—	14,256	—	—	14,256
Tax withholdings related to net share settlements of equity awards	—	—	(20,857)	—	—	(20,857)
Common stock repurchased and retired	(942)	—	(11,387)	—	(280,973)	(292,360)
Equity forward contract related to accelerated stock repurchase	—	—	40,000	—	—	40,000
Stock-based compensation	—	—	37,735		—	37,735
Balance as of March 31, 2023	76,516	$8	$1,104,693	$1,835	$2,373,513	$3,480,049

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2022	Shares	Amount
Balance as of December 31, 2021	78,710	$8	$999,006	$4,326	$2,619,374	$3,622,714
Net income	—	—	—	—	134,298	134,298
Net change in unrealized gains (losses) from investments	—	—	—	(2,728)	—	(2,728)
Net change in foreign currency translation adjustment	—	—	—	(7,311)	—	(7,311)
Issuance of common stock relating to employee equity compensation plans	239	—	14,827	—	—	14,827
Tax withholdings related to net share settlements of equity awards	—	—	(51,533)	—	—	(51,533)
Common stock repurchased and retired	(144)	—	(1,634)	—	(73,402)	(75,036)
Stock-based compensation	—	—	31,621	—	—	31,621
Balance as of March 31, 2022	78,805	$8	$992,287	$(5,713)	$2,680,270	$3,666,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,798	$134,298
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(18,417)	17,464
Depreciation and amortization	35,820	29,626
Stock-based compensation	37,735	31,621
Non-cash operating lease cost	7,755	7,526
Other non-cash operating activities	11,586	8,612
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,734)	(55,543)
Inventories	24,008	(49,455)
Prepaid expenses and other assets	(26,850)	(48,665)
Accounts payable	5,993	7,025
Accrued and other long-term liabilities	37,420	(126,400)
Long-term income tax payable	2,119	5,405
Deferred revenues	27,662	68,984
Net cash provided by operating activities	199,895	30,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(64,119)	(87,328)
Purchase of marketable securities	(2,371)	(15,041)
Proceeds from maturities of marketable securities	10,870	6,095
Proceeds from sales of marketable securities	2,785	8,528
Other investing activities	6	(2,452)
Net cash used in investing activities	(52,829)	(90,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,256	14,827
Common stock repurchases	(292,360)	(75,036)
Payments for equity forward contracts related to accelerated share repurchase agreements	40,000	—
Payroll taxes paid upon the vesting of equity awards	(20,857)	(51,533)
Net cash used in financing activities	(258,961)	(111,742)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,221	(1,826)
Net decrease in cash, cash equivalents, and restricted cash	(109,674)	(173,268)
Cash, cash equivalents, and restricted cash at beginning of the period	942,355	1,100,139
Cash, cash equivalents, and restricted cash at end of the period	$832,681	$926,871
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, "Company", or “Align”) on a consistent basis with the audited Consolidated Financial Statements for the year ended December 31, 2022, and contains all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and we make no representations related thereto.

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

Certain Risks and Uncertainties

Our business has been materially impacted by fluctuations in macroeconomic conditions and exacerbated by ongoing geopolitical issues. While the situation is highly uncertain and evolving, we have been and continue to be impacted by factors such as inflation, supply chain challenges, rising interest rates, volatilities in the financial market, foreign currency exchange rate fluctuations, impacts on consumer confidence and purchasing power, and global recession concerns which could further subject our business to materially adverse consequences should any portion of its impacts become prolonged or escalate beyond its current scope. Additionally, we could also be materially adversely affected by uncertain or reduced demand, labor shortages, delays in collection of outstanding receivables and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

While the overall impact of the COVID-19 pandemic is gradually declining, we continue to be exposed to risks and uncertainties posed by it which varies by geographic regions at different levels. The extent to which our business could be impacted in the future by the pandemic is highly uncertain and difficult to predict.

Recent Accounting Pronouncements

(i) Recent Accounting Pronouncements Not Yet Effective

We continue to monitor new accounting pronouncements issued by the FASB and do not believe any of the recently issued accounting pronouncements will have a material impact on our consolidated financial statements or related disclosures.

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities on our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in thousands):

					Reported as:
March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$650,946	$—	$—	$650,946	$650,946	$—	$—
Money market funds	181,437	—	—	181,437	181,437	—	—
Corporate bonds	62,003	—	(2,187)	59,816	—	35,284	24,532
U.S. government treasury bonds	17,057	7	(356)	16,708	—	12,039	4,669
Asset-backed securities	4,859	2	(24)	4,837	—	1,887	2,950
Municipal bonds	2,470	—	(36)	2,434	—	2,434	—
U.S. government agency bonds	5,280	2	(54)	5,228	—	—	5,228
Total	$924,052	$11	$(2,657)	$921,406	$832,383	$51,644	$37,379

					Reported as:
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$712,921	$—	$—	$712,921	$712,921	$—	$—
Money market funds	229,129	—	—	229,129	229,129	—	—
Corporate bonds	69,390	—	(2,915)	66,475	—	36,510	29,965
U.S. government treasury bonds	20,559	—	(549)	20,010	—	15,404	4,606
Asset-backed securities	4,514	1	(37)	4,478	—	2,909	1,569
Municipal bonds	3,447	—	(61)	3,386	—	2,711	675
U.S. government agency bonds	5,231	1	(69)	5,163	—	—	5,163
Total	$1,045,191	$2	$(3,631)	$1,041,562	$942,050	$57,534	$41,978

The following table summarizes the fair value of our available-for-sale marketable securities classified by contractual maturity as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Due in 1 year or less	$45,512	$51,037
Due in 1 year through 5 years	43,511	48,475
Total	$89,023	$99,512

The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Our unrealized losses as of March 31, 2023 and December 31, 2022 are primarily due to changes in interest rates and credit spreads.

The following tables summarize the gross unrealized losses as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2023
	Less than 12 months		12 Months of Greater		Total
March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,793	$(9)	$58,022	$(2,178)	$59,815	$(2,187)
U.S. government treasury bonds	—	—	14,698	(356)	14,698	(356)
Asset-backed securities	2,780	(13)	1,053	(11)	3,833	(24)
Municipal bonds	—	—	2,154	(36)	2,154	(36)
U.S. government agency bonds	2,037	(1)	1,150	(53)	3,187	(54)
Total	$6,610	$(23)	$77,077	$(2,634)	$83,687	$(2,657)

	As of December 31, 2022
	Less than 12 months		12 Months of Greater		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$10,639	$(440)	$54,634	$(2,475)	$65,273	$(2,915)
U.S. government treasury bonds	5,262	(177)	14,748	(372)	20,010	(549)
Asset-backed securities	2,636	(17)	1,275	(20)	3,911	(37)
Municipal bonds	—	—	2,412	(61)	2,412	(61)
U.S. government agency bonds	3,017	(5)	1,136	(64)	4,153	(69)
Total	$21,554	$(639)	$74,205	$(2,992)	$95,759	$(3,631)

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of accounts receivables and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under the factoring arrangements was $8.0 million during the three months ended March 31, 2023. Factoring fees on the sales of receivables were recorded in other income (expense), net in our Condensed Consolidated Statement of Operations and were not material.

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

The following tables summarize our financial assets measured at fair value as of March 31, 2023 and December 31, 2022 (in thousands):

Description	Balance as of March 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$181,437	$181,437	$—
Short-term investments:
U.S. government treasury bonds	12,039	12,039	—
Corporate bonds	35,284	—	35,284
Municipal bonds	2,434	—	2,434
Asset-backed securities	1,887	—	1,887
Long-term investments:
U.S. government treasury bonds	4,669	4,669	—
Corporate bonds	24,532	—	24,532
Municipal bonds	—	—	—
U.S. government agency bonds	5,228	—	5,228
Asset-backed securities	2,950	—	2,950
	$270,460	$198,145	$72,315

Description	Balance as of December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$229,129	$229,129	$—
Corporate bonds	—	—	—
Municipal bonds	—	—	—
Short-term investments:
U.S. government treasury bonds	15,404	15,404	—
Corporate bonds	36,510	—	36,510
Municipal bonds	2,711	—	2,711
Asset-backed securities	2,909	—	2,909
Long-term investments:
U.S. government treasury bonds	4,606	4,606	—
Corporate bonds	29,965	—	29,965
Municipal bonds	675	—	675
U.S. government agency bonds	5,163	—	5,163
Asset-backed securities	1,569	—	1,569
	$328,641	$249,139	$79,502

Investments in Privately Held Companies

Our investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of our equity investment is adjusted to fair value for observable transactions for identical or similar investments of the same issuer. Investments in equity securities are reported on our Consolidated Balance Sheet as other assets, and we periodically evaluate them for impairment. We record any change in carrying value of our equity securities, in other income (expense), net in our Consolidated Statement of Operations. The carrying value of our equity investments in privately held companies without readily determinable fair values were not material as of March 31, 2023 or 2022 and the associated adjustments to the carrying values of the investments were not material during the quarter ended March 31, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, we recognized a net loss of $6.4 million during the three months ended March 31, 2023 and the net losses we recognized during the three months ended March 31, 2022 were not material. As of March 31, 2023 and December 31, 2022, the fair value of foreign exchange forward contracts outstanding was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€203,780	$222,215
Canadian Dollar	C$97,500	72,007
Chinese Yuan	¥478,805	69,842
Polish Zloty	PLN277,000	64,459
British Pound	£42,920	53,198
Japanese Yen	¥6,170,000	46,513
Brazilian Real	R$158,800	31,055
Swiss Franc	CHF25,600	28,081
Israeli Shekel	ILS53,600	14,864
Mexican Peso	M$230,000	12,744
New Zealand Dollar	NZ$10,500	6,575
Korean Won	₩6,400,000	4,946
New Taiwan Dollar	NT$83,000	2,737
Australian Dollar	A$3,900	$2,615
Czech Koruna	Kč56,000	2,589
		$634,440

	December 31, 2022
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€186,900	$200,010
Polish Zloty	PLN365,988	83,307
Canadian Dollar	$109,000	80,514
Chinese Yuan	¥471,000	68,223
British Pound	£41,200	49,677
Japanese Yen	¥6,200,000	47,196
Israeli Shekel	ILS110,030	31,383
Swiss Franc	CHF25,000	27,165
Brazilian Real	R$141,200	26,839
Mexican Peso	M$230,000	11,746
New Zealand Dollar	NZ$6,000	3,806
Australian Dollar	A$4,000	2,721
Czech Koruna	Kč56,000	2,469
New Taiwan Dollar	NT$60,000	1,959
		$637,015

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$146,435	$172,758
Work in process	91,325	96,558
Finished goods	74,125	69,436
Total inventories	$311,885	$338,752

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Value added tax receivables	$144,668	$140,484
Prepaid expenses	84,363	69,124
Other current assets	22,509	16,762
Total prepaid expenses and other current assets	$251,540	$226,370

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and benefits	$171,354	$149,508
Accrued income taxes	105,038	74,323
Accrued expenses	51,212	64,341
Accrued sales and marketing expenses	36,227	36,407
Current operating lease liabilities	27,776	26,574
Accrued property, plant and equipment	18,186	19,922
Other accrued liabilities	87,455	83,299
Total accrued liabilities	$497,248	$454,374

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$17,873	$16,169
Charged to cost of net revenues	4,532	3,536
Actual warranty expenditures	(3,476)	(3,612)
Balance at end of period	$18,929	$16,093

Deferred revenues consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred revenues - current	$1,376,789	$1,343,643
Deferred revenues - long-term [1]	$157,341	$160,662

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended March 31, 2023 and 2022, we recognized $943.1 million and $973.2 million of net revenues, respectively, of which $205.7 million and $184.9 million was included in the deferred revenues balance at December 31, 2022 and 2021, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of March 31, 2023 were $1,540.9 million. These performance obligations are expected to be fulfilled over six months to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2023, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2022	$109,480	$298,071	$407,551
Foreign currency translation adjustments	852	5,819	6,671
Balance as of March 31, 2023	$110,332	$303,890	$414,222

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2023	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2023
Existing technology	10	$112,051	$(36,486)	$(4,328)	$71,237
Customer relationships	10	21,500	(6,450)	—	15,050
Trademarks and tradenames	10	17,200	(6,901)	(4,122)	6,177
Patents	8	6,511	(5,487)	—	1,024
		$157,262	$(55,324)	$(8,450)	93,488
Foreign currency translation adjustments					(168)
Total intangible assets, net [1]					$93,320
1 Also includes $33.5 million of fully amortized intangible assets related to customer relationships.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2022	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2022
Existing technology	10	$112,051	$(33,537)	$(4,328)	$74,186
Customer relationships	10	21,500	(5,913)	—	15,587
Trademarks and tradenames	10	17,200	(6,442)	(4,122)	6,636
Patents	8	6,511	(5,288)	—	1,223
		$157,262	$(51,180)	$(8,450)	97,632
Foreign currency translation adjustments					(1,912)
Total intangible assets, net					$95,720

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2023 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2023	$12,357
2024	15,335
2025	14,959
2026	14,353
2027	11,992
Thereafter	24,492
Total	$93,488

Amortization expense for the three months ended March 31, 2023 and 2022 was $4.1 million and $4.3 million, respectively.

Note 5. Credit Facility

We have a credit facility that provides for a $300.0 million unsecured revolving line of credit, along with a $50.0 million letter of credit. On December 23, 2022, we amended certain provisions in our credit facility which included extending the maturity date on the facility to December 23, 2027 and replacing the interest rate from the existing LIBOR with SOFR (“2022 Credit Facility”). The 2022 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2022 Credit Facility bear interest, at our option, at either a rate based on the SOFR for the applicable interest period or a base rate, in each case plus a margin. As of March 31, 2023, we had no outstanding borrowings under the 2022 Credit Facility and were in compliance with the conditions and performance requirements in all material respects.

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

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims. Plaintiffs filed a second amended complaint on October 21, 2021. On March 2, 2022, Plaintiffs filed a third amended complaint. On October 3, 2022, Plaintiffs filed a fourth amended complaint. On March 24, 2023, Plaintiffs requested the court grant leave to file a fifth amended complaint. That motion is pending before the court. A jury trial is scheduled to begin in this matter on June 29, 2024 for issues related to Section 2 allegations. A jury trial is scheduled to begin in this matter on September 30, 2024 for issues related to Section 1 allegations. We believe the plaintiffs’ claims are without merit and we intend to vigorously defend ourselves.

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

On October 27, 2022, the arbitrator issued an interim award on our claims and SDC’s first counterclaim finding that SDC breached the Supply Agreement, we did not breach the Supply Agreement, and SDC caused harm to us. Based on these findings, the arbitrator awarded us an interim award.

On December 2, 2022, SDC filed a motion to re-open the arbitrator’s interim award in Align’s favor. On March 3, 2023, the arbitrator denied SDC’s motion to re-open. On March 6, 2023, Align filed a petition to confirm the arbitrator’s interim award. When confirmed, the interim award may be material to our results in the quarter reported. We anticipate recognizing the amount ultimately realizable following confirmation of the final award.

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

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 8 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of March 31, 2023, the 2005 Incentive Plan, as amended, has a total reserve of 27,783,379 shares of which 2,736,263 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of net revenues	$1,807	$1,514
Selling, general and administrative	28,691	24,725
Research and development	7,237	5,382
Total stock-based compensation	$37,735	$31,621

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the three months ended March 31, 2023 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2022	489	$427.23
Granted	487	316.22
Vested and released	(171)	392.09
Forfeited	(13)	411.99
Unvested as of March 31, 2023	792	$366.76	2.0	$264,520

As of March 31, 2023, we expect to recognize $246.2 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 3.2 years.

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

The following table summarizes the MSU performance activity for the three months ended March 31, 2023:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2022	144	$725.73
Granted [1]	82	629.53
Vested and released	(25)	392.67
Forfeited	(41)	392.67
Unvested as of March 31, 2023	160	$812.75	2.2	$53,545
1    Includes MSUs vested during the period above 100% of the grant as actual shares released is based on Align’s stock performance over the vesting period.

As of March 31, 2023, we expect to recognize $76.1 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 2.2 years.

Restricted Stock Units with Performance Conditions (“PSUs”)
In the first quarter of 2023, we did not grant any PSUs to any employees. As of March 31, 2023, we expect to recognize $0.7 million of total unamortized compensation costs, net of estimated forfeitures, related to PSUs over a weighted average term of 1.8 years. Total PSUs granted were 4,728 and the weighted average grant date fair value for the PSUs was $201.63.

Employee Stock Purchase Plan

As of March 31, 2023, we have 2,046,725 shares available for future issuance under our Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	1.8	1.5
Expected volatility	58.6%	48.6%
Risk-free interest rate	4.8%	1.0%
Expected dividends	—	—
Weighted average fair value at grant date	$138.13	$196.97

As of March 31, 2023, we expect to recognize $34.7 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 1.2 years.

Note 9. Common Stock Repurchase Programs

In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”). As of March 31, 2023, the authorization under the May 2021 Repurchase Program was completed. In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”), none of which had been utilized as of March 31, 2023. The January 2023 Repurchase Program does not have an expiration date.

Accelerated Share Repurchase Agreements (“ASRs”)

During the three months ended March 31, 2023, we entered into or completed ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. The following table summarizes the information regarding repurchases of our common stock under the ASRs:

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2022	May 2021	N/A [1]	Q1 2023	136,448	$293.15
Q1 2023	May 2021	$250.0	Q1 2023	805,908	$310.21
1    During the fourth quarter of 2022, we entered into a $200.0 million ASR which was not completed as of December 31, 2022. During the first quarter of 2023, we paid a final $40.0 million related to the $200.0 million ASR, closing this ASR with the final delivery of shares.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $46.8 million and $53.2 million for the three months ended March 31, 2023 and 2022, respectively, representing effective tax rates of 34.8% and 28.4%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three months ended March 31, 2023 and 2022 primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $145.3 million and $141.6 million as of March 31, 2023 and December 31, 2022, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three months ended March 31, 2023.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$87,798	$134,298
Denominator:
Weighted average common shares outstanding, basic	76,921	78,742
Dilutive effect of potential common stock	190	451
Total shares, diluted	77,111	79,193

Net income per share, basic	$1.14	$1.71
Net income per share, diluted	$1.14	$1.70

Anti-dilutive potential common shares [1]	578	151

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$30,907	$58,876
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,871	$7,292
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,559	$12,262

Note 13. Segments and Geographical Information

Segment Information

We report segment information based on the management approach. The management approach designates the internal reporting used by our Chief Operating Decision Maker for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues, gross profit and income from operations. Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. Certain operating expenses are attributable to operating segments and each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Costs not specifically allocated to segment income from operations include various corporate expenses such as stock-based compensation and costs related to IT, facilities, human resources, accounting and finance, legal and regulatory, and other separately managed general and administrative costs outside the operating segments and restructuring costs. We group our operations into two reportable segments: Clear Aligner segment and Imaging Systems and CAD/CAM services (“Systems and Services”) segment.

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues
Clear Aligner	$789,804	$809,696
Systems and Services	153,343	163,523
Total net revenues	$943,147	$973,219
Gross profit
Clear Aligner	$566,139	$605,696
Systems and Services	94,515	103,650
Total gross profit	$660,654	$709,346
Income from operations
Clear Aligner	$277,521	$312,719
Systems and Services	35,576	50,799
Unallocated corporate expenses	(179,581)	(165,436)
Total income from operations	$133,516	$198,082
Stock-based compensation
Clear Aligner	$4,654	$2,854
Systems and Services	321	214
Unallocated corporate expenses	32,760	28,553
Total stock-based compensation	$37,735	$31,621
Depreciation and amortization
Clear Aligner	$16,398	$13,767
Systems and Services	8,146	6,922
Unallocated corporate expenses	11,276	8,937
Total depreciation and amortization	$35,820	$29,626

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2023	2022
Total segment income from operations	$313,097	$363,518
Unallocated corporate expenses	(179,581)	(165,436)
Total income from operations	133,516	198,082
Interest income	2,337	677
Other income (expense), net	(1,229)	(11,273)
Net income before provision for income taxes	$134,624	$187,486

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues [1]:
U.S.	$411,138	$420,920
Switzerland	313,131	331,739
Other International	218,878	220,560
Total net revenues	$943,147	$973,219

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	March 31, 2023	December 31, 2022
Long-lived assets [1]:
Switzerland	$563,557	$532,921
U.S.	212,323	214,804
Other International[2]	604,824	603,010
Total long-lived assets	$1,380,704	$1,350,735

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.
2 Certain prior period immaterial amounts have been reclassified to conform to current presentation.

Note 14. Restructuring and Other Charges

During the fourth quarter of 2022, we initiated a restructuring plan to increase efficiencies across the organization which is expected to be completed in the first half of 2023. During fiscal 2022 we incurred approximately $10.2 million in restructuring expenses, of which $3.9 million remained unpaid and was included in Accrued liabilities as of December 31, 2022. During the first quarter of 2023, we paid $3.7 million, and recorded incremental restructuring expenses in Restructuring and other charges of approximately $0.1 million, with $0.3 million remaining unpaid and included in Accrued liabilities as of March 31, 2023.

Note 15. Subsequent Event

Subsequent to our quarter end on April 24, 2023, we entered into a Subscription Agreement (the "Subscription Agreement") with Heartland Dental Holding Corporation (“Heartland”) which provides, among other things, for us to acquire less than a 5% equity interest in Heartland through the purchase of Class A Common Stock for $75 million. In connection with the Subscription Agreement, we entered into a Stockholders’ Agreement, by and among us, Heartland Dental Topco, LLC (“Topco”) and funds and accounts managed by affiliates of KKR & Co. Inc. (“KKR”), and a Side Letter, by and among us, Heartland, Topco and KKR (the "Side Letter"). Subject to certain restrictions set forth in the Side Letter, we agreed to provisions applicable to Heartland’s stockholders, including certain drag-along and voting obligations.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including inflation, fluctuations in currency exchange rates, rising interest rates, market volatility, weakness in general economic conditions and recessions and the impact of efforts by central banks and federal, state and local governments to combat inflation and recession, our expectations and beliefs regarding customer and consumer purchasing behavior and changes in consumer spending habits, our expectations regarding the impact of the military conflict in Ukraine and our operations and assets in Russia, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global and regional economies, our marketing and efforts to build our brand awareness, our estimates regarding the size and opportunities of the markets we are targeting along with our expectations for growth in those markets, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets and patient care, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, including its impact on our operational flexibility and responsiveness to customer demand, our beliefs regarding the importance of our manufacturing operations on our success, our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio, our beliefs regarding our business strategy and growth drivers, our expectations regarding product mix and product adoption, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our intraoral scanner sales in international markets, our expectations regarding the productivity impact additional sales representatives will have on our sales and the impact of specialization of those representatives in sales channels, our expectations regarding the continued expansion of our international markets and their growth, our expectations regarding competition and our ability to compete in our target markets, our expectations regarding staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success, our expectations for future investments in and benefits from consumer demand sales and marketing activities, our preparedness and our customers’ preparedness to react to changing circumstances and demand, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash and investment balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgements we make related to our tax obligations, our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview of Results

Trends and Uncertainties

Our business strategic priorities remain focused on four principal pillars for growth: (i) international expansion; (ii) general practitioner dentists (“GPs”) adoption; (iii) patient demand and conversion; and (iv) orthodontic utilization. Our growth strategy depends on our ability to facilitate the digital transformation of dentistry happening around the world, our continuous focus on innovation, and expansion to meet and exceed evolving customer expectations as the array of products and services available to them increases. Below is a discussion of the significant trends and uncertainties that could impact our operations:

Macroeconomic Challenges and Military Conflict in Ukraine

Our revenues are susceptible to fluctuations in macroeconomic conditions, in line with inflation, rising interest rates, threats of or actual recessions, fluctuations in currency exchange rates, supply chain challenges, market volatility, actual and threatened wars and military actions, and other factors, each of which impact customer confidence, consumer sentiment and demand. Many of these same factors also impact our costs and those of our suppliers through higher raw material prices, transportation costs, labor costs, supply and distribution operations. Additionally, many of our international operations are denominated in currencies other than the U.S. dollar which were impacted in 2022 by macroeconomic slowing or contraction causing weakening against the U.S. dollar, which negatively impacted our financial condition and results of operations. In the first quarter of 2023, the U.S. dollar weakened against a number of these other currencies, favorably impacting our financial condition and results of operations. We expect this moderation of the strength of the dollar to continue, although we also expect the dollar to remain historically strong compared to many of these currencies. The nature and extent of the impact of these factors varies by time and region and remains uncertain and unpredictable.

The military conflict between Russia and Ukraine increased the unpredictability of the volatile macroeconomic conditions in 2022 and is likely to continue doing so in 2023. While we continue to employ research and development personnel in Russia as well as limited post-sales support and administrative personnel, our total number of employees in Russia was materially reduced in 2022 following actions and initiatives designed to align the size of our operations with our ongoing resource needs. We do not anticipate the military conflict between Russia and Ukraine to materially impact our 2023 financial condition and results of operations although we expect the conflict will continue to create market uncertainties and dampen consumer sentiment and demand, particularly in Europe.

COVID-19 Pandemic Update

Although there remains significant uncertainty surrounding the COVID-19 pandemic for regional economies, its global impact continues to decline. During 2022, we experienced the impacts of the COVID-19 pandemic primarily in the Asia Pacific region, particularly in China, where lockdowns decreased economic activity throughout most of the year. With the easing of the COVID-19 restrictions in China in late 2022 and early 2023, rates of infection in China increased early in the first quarter of 2023 and decreased as the quarter progressed. We expect the impacts of the COVID-19 pandemic to remain unpredictable in 2023, although we expect them to decrease compared to 2022. Nevertheless, comparing our financial results for the reporting periods of 2023 to the same reporting periods of 2022 or earlier may not be a useful means by which to evaluate our business and results of operations due to volatility in regional business environments caused by the pandemic.

Evolving Product Offerings

As the markets for clear aligners and digital processes and workflows used to transform the practice of dentistry continue to mature, we anticipate customer and patient expectations and demands will evolve and competition to supplant traditional bracket and wires to increase. We expect to succeed in these evolving markets by continuing to meet customer demands with innovative treatment options that include more choices to address a wider scope of treatment goals and budgets based on our existing and new products. Our efforts to succeed with these innovative treatment options may result in larger and unpredictable variations in geographic and product mix and selling prices, causing uncertainty, including variations in products sold, changes in the amount and timing of deferred revenues and other potential impacts on our financial statements and business operations.

We strive to manage the challenges from the macroeconomic conditions, the conflict in Ukraine, COVID-19 and the evolution of our target markets by focusing on improving our operations, building flexibility and efficiencies in our processes, adjusting our business models to changing circumstances and offering products that meet market demand. Specifically, we are managing cost impacts through pricing actions, cost saving measures that drive value and maintaining control of our employee headcount. We also continue to innovate, introducing new and enhanced products that augment our doctor customer and patient experiences.

Further discussion of the impact of these challenges on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended March 31, 2023, our business operations reflect the following:

•Revenues of $943.1 million, a decrease of 3.1% year-over-year;
•Clear Aligner revenues of $789.8 million, a decrease of 2.5% year-over-year;
◦Americas Clear Aligner revenues of $361.3 million, a decrease of 4.0% year-over-year;
◦International Clear Aligner revenues of $354.2 million, a decrease of 4.5% year-over-year;
◦Clear Aligner case volume decrease of 3.9% year-over-year and Clear Aligner case volume increase for teenage patients of 3.8% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $153.3 million, a decrease of 6.2% year-over-year;
•Income from operations of $133.5 million and operating margin of 14.2%;
•Effective tax rate of 34.8%;
•Net income of $87.8 million with diluted net income per share of $1.14;
•Cash, cash equivalents and marketable securities of $921.4 million as of March 31, 2023;
•Operating cash flow of $199.9 million;
•Capital expenditures of $64.1 million, predominantly related to increases in our manufacturing capacity and facilities; and
•Number of employees was 23,035 as of March 31, 2023, a decrease of 2.5% year-over-year.

Other Statistical Data and Trends

•As of March 31, 2023, approximately 15.1 million people worldwide have been treated with our Invisalign system. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system.

•For the first quarter of 2023, total Invisalign cases submitted with a digital scanner in the Americas increased to 93.1%, up from 90.6% in the first quarter of 2022 and international scans increased to 87.0%, up from 82.8% in the first quarter of 2022. For the first quarter of 2023, 97.7% of Invisalign cases submitted by North American orthodontists were submitted digitally.

•The total utilization rate in the first quarter of 2023 decreased to 7.0 cases per doctor compared to 7.3 cases per doctor in the first quarter of 2022. Utilization rates in North America and our International locations were as follows:

▪North America: The utilization rate among our North American orthodontist customers decreased to 26.2 cases per doctor in the first quarter of 2023 compared to 26.8 cases per doctor in the first quarter of 2022 and the utilization rate among our North American GP customers decreased to 4.9 cases per doctor in the first quarter of 2023 compared to 5.0 cases per doctor in the first quarter of 2022.

▪International: International doctor utilization rate was 6.2 cases per doctor in the first quarter of 2023 compared to 6.4 cases per doctor in the first quarter of 2022.

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
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

▪Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go and Invisalign Go Plus.

▪Non-Case products include, but are not limited to, retention products, Invisalign training, adjusting tools used by dental professionals during the course of treatment and Invisalign Accessory Products that are complementary to our doctor-prescribed principal products such as aligner cases (clamshells), teeth whitening products, cleaning solutions (crystals, foam and other material) and other oral health products available in certain commerce channels in select markets. We also offer in the U.S. and Canada, a Doctor Subscription Program which is a monthly subscription program based on the doctor’s monthly need for retention or limited treatment. The program allows doctors the flexibility to order both “touch-up” or retention aligners within their subscribed tier and is designed for a segment of experienced Invisalign trained doctors who are currently not regularly using our retainers or low-stage aligners.

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options. Our services include subscription software, disposables, rentals, leases, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three months ended March 31, 2023 and 2022 are as follows (in millions):

	Three Months Ended March 31,
Net Revenues	2023	2022	Change
Clear Aligner net revenues:
Americas	$361.3	$376.2	$(15.0)	(4.0)%
International	354.2	371.1	(16.9)	(4.5)%
Non-case	74.3	62.4	12.0	19.2%
Total Clear Aligner net revenues	$789.8	$809.7	$(19.9)	(2.5)%
Systems and Services net revenues	153.3	163.5	(10.2)	(6.2)%
Total net revenues	$943.1	$973.2	$(30.1)	(3.1)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Case volume data which represents Clear Aligner case shipments for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Total case volume	575.3	598.8	(23.6)	(3.9)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2023, total net revenues decreased $30.1 million as compared to the same period in 2022, primarily due to a decrease in both Clear Aligner case volumes and scanner volumes and unfavorable foreign exchange rates, partially offset by increases in service revenues and Clear Aligner non-case revenues.

Clear Aligner - Americas

For the three months ended March 31, 2023, Americas net revenues decreased by $15.0 million as compared to the same period in 2022 due to a 5.3% decrease in case volumes, which reduced net revenues by $20.0 million, partially offset by an increase in ASP which increased net revenues by $5.0 million. Higher ASP was mainly due to price increases on most products which increased revenues by $19.3 million along with higher additional aligners which increased net revenues by $5.0 million. The increases in ASP were partially offset by unfavorable promotional discounts which decreased net revenues by $15.8 million and a product mix shift to lower priced products which decreased net revenues by $2.6 million.

Clear Aligner - International

For the three months ended March 31, 2023, International net revenues decreased by $16.9 million as compared to the same period in 2022, due to a 2.3% decrease in case volumes, which decreased net revenues by $8.4 million, and lower ASP which decreased net revenues by $8.5 million. Lower ASP was largely due to a product mix shift to lower priced products which decreased net revenues by $33.1 million, unfavorable foreign exchange rates which resulted in lower net revenues of $26.4 million, and unfavorable promotional discounts which decreased net revenues $6.0 million. The decrease in ASP was partially offset by higher additional aligners which increased net revenues by $30.9 million and price increases on most products which increased net revenues by $24.4 million.

Clear Aligner - Non-Case

For the three months ended March 31, 2023, non-case net revenues increased by $12.0 million as compared to the same period in 2022 mainly due to increased volumes from the Doctor Subscription program and retention products across all regions primarily driven by Vivera retainers.

Systems and Services

For the three months ended March 31, 2023, Systems and Services net revenues decreased by $10.2 million as compared to the same period in 2022 primarily due to by a lower number of scanners sold which decreased net revenues by $27.3 million.

The decrease in net revenue due to lower scanner volume was partially offset by higher service and other revenues which increased net revenues by $15.2 million mostly due to a larger scanner installed base and higher scanner ASP which increased net revenues $1.9 million.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Clear Aligner
Cost of net revenues	$223.7	$204.0	$19.7
% of net segment revenues	28.3%	25.2%
Gross profit	$566.1	$605.7	$(39.6)
Gross margin %	71.7%	74.8%
Systems and Services
Cost of net revenues	$58.8	$59.9	$(1.0)
% of net segment revenues	38.4%	36.6%
Gross profit	$94.5	$103.7	$(9.1)
Gross margin %	61.6%	63.4%
Total cost of net revenues	$282.5	$263.9	$18.6
% of net revenues	30.0%	27.1%
Gross profit	$660.7	$709.3	$(48.7)
Gross margin %	70.0%	72.9%

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

Clear Aligner

For the three months ended March 31, 2023, our gross margin percentage decreased as compared to the same period in 2022 primarily due to increased manufacturing spend as we continue to ramp our new manufacturing facility in Poland in addition to higher mix of additional aligners.

Systems and Services

For the three months ended March 31, 2023, our gross margin percentage decreased as compared to the same period in 2022 primarily due to manufacturing inefficiencies from lower production volumes and higher inventory costs. These factors were partially offset by higher service revenues and higher ASP.

Selling, general and administrative (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Selling, general and administrative	$439.7	$439.5	$0.2
% of net revenues	46.6%	45.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense generally includes personnel-related costs, including payroll, stock-based compensation and commissions for our sales force, marketing and advertising expenses including media, clinical education, marketing materials, trade shows and industry events, legal and outside service costs, equipment, software and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and Information Technology (“IT”).

For the three months ended March 31, 2023, selling, general and administrative expense remained flat compared to the same period in 2022 primarily due to higher salaries expense, fringe benefits and stock-based and incentive compensation, offset by lower advertising and marketing costs and outside service costs.

Research and development (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Research and development	$87.4	$71.8	$15.6
% of net revenues	9.3%	7.4%

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

For the three months ended March 31, 2023, research and development expense increased compared to the same period in 2022 primarily due to higher salaries expense, fringe benefits and stock-based and incentive compensation as we continue to focus on our investments in innovation and research.

Income from operations (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Clear Aligner
Income from operations	$277.5	$312.7	$(35.2)
Operating margin %	35.1%	38.6%
Systems and Services
Income from operations	$35.6	$50.8	$(15.2)
Operating margin %	23.2%	31.1%
Total income from operations [1]	$133.5	$198.1	$(64.6)
Operating margin %	14.2%	20.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended March 31, 2023, our operating margin percentage decreased compared to the same period in 2022 primarily due to lower gross margin.

Systems and Services

For the three months ended March 31, 2023, our operating margin percentage decreased compared to the same period in 2022 primarily due to higher operating expenses as a percentage of net revenues as well as lower gross margin.

Interest income (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Interest income	$2.3	$0.7	$1.7
% of net revenues	0.2%	0.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended March 31, 2023, interest income increased compared to the same period in 2022 primarily due to higher interest rates in the first quarter of 2023.

Other income (expense), net (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Other income (expense), net	$(1.2)	$(11.3)	$10.0
% of net revenues	(0.1)%	(1.2)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended March 31, 2023, other income (expense), net increased compared to the same period in 2022 primarily due to the favorable impact of foreign exchange rates and higher interest rates.

Provision for income taxes (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Provision for income taxes	$46.8	$53.2	$(6.4)
Effective tax rates	34.8%	28.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three month periods ended March 31, 2023 and 2022 primarily due to the recognition of additional tax expense resulting from foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S.

The increase in our effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 is primarily attributable to the decrease and change in our jurisdictional mix of income, foreign income taxed at different rates, and lower excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and Trends

As of March 31, 2023 and December 31, 2022, we had the following cash and cash equivalents and short-term and long-term marketable securities (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$832,383	$942,050
Marketable securities, short-term	51,644	57,534
Marketable securities, long-term	37,379	41,978
Total	$921,406	$1,041,562

As of March 31, 2023 and December 31, 2022, approximately $610.9 million and $653.7 million, respectively, of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We intend to continue reinvesting our foreign subsidiary earnings indefinitely and expect the additional costs upon repatriation of these foreign earnings not to be significant. We generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

The sanctions against Russian banks or international bank messaging systems due to the military conflict between Ukraine and Russia could impact our ability to access our cash in Russia but would not materially impact our liquidity position. As of March 31, 2023, cash and cash equivalents domiciled in Russia, which is required to fund their current operating requirements, represent approximately 2.2% of our total cash, cash equivalents and marketable securities.

Our material cash requirements are as follows:

•For 2023, we expect our investments in capital expenditures to exceed $200.0 million. Capital expenditures primarily relate to building construction and improvements as well as additional manufacturing capacity to support our international expansion. This includes our investment in an aligner fabrication facility in Wroclaw, Poland which began serving doctors during the second quarter of 2022 as a part of our strategy to bring operational facilities closer to customers. As we continue growing, we intend to expand our investments in research and development, manufacturing, treatment planning, sales and marketing operations to meet actual and anticipated local and regional demands.

•During the three months ended March 31, 2023, we entered into or completed ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. As of March 31, 2023, the May 2021 Repurchase Program was completed. In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”), none of which had been utilized as of March 31, 2023. Refer to Note 9 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•There have been no material changes to our purchase commitments for goods and services and future operating lease payments during the periods covered by this 10-Q outside the normal course of business compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$199,895	$30,498
Investing activities	(52,829)	(90,198)
Financing activities	(258,961)	(111,742)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,221	(1,826)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(109,674)	$(173,268)

Operating Activities

For the three months ended March 31, 2023, cash flows from operations of $199.9 million resulted primarily from our net income of approximately $87.8 million as well as the following:

Significant adjustments to net income

•Stock-based compensation of $37.7 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $35.8 million related to our investments in property, plant and equipment and intangible assets;
•Deferred taxes of $18.4 million related to increase in long term deferred tax position; and
•Non-cash operating lease costs of $7.8 million related majority to amortization of deferred commissions.

Significant changes in working capital

•Increase of $37.4 million in accrued and other long-term liabilities primarily due to higher incentive accruals for 2023, as well as timing of payment of other activities;
•Decrease of $32.7 million in accounts receivable due to timing of collections and offset by an increased sales volumes;
•Increase of $27.7 million in deferred revenues due to the deferral of revenue on shipments over the period as well as timing of revenue recognition; and
•Increase of $24.0 million in inventories primarily due our efforts to manage stock at appropriate levels as required.

Investing Activities

Net cash used in investing activities was $52.8 million for the three months ended March 31, 2023 which primarily consisted of purchases of property, plant and equipment of $64.1 million and purchases of marketable securities of $2.4 million, partially offset by sales and maturities of our marketable securities of $13.7 million.

Financing Activities

Net cash used in financing activities was $259.0 million for the three months ended March 31, 2023 which consisted of common stock repurchases of $252.4 million and payroll taxes paid for equity awards through share withholdings of $20.9 million which were partially offset by $14.3 million of proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, and, as a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2023, we had approximately $89.0 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2023, we are not subject to risks from immediate interest rate increases on our unsecured revolving line of credit facility.

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

We enter into foreign currency forward contracts for currencies where we have exposures, primarily the Euro, Chinese Yuan, Polish Zloty, Canadian Dollar, to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are generally one month in original maturity and are marked to market through earnings every period. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use forward contracts to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

Military Conflict in Ukraine

After beginning in 2022, the military conflict between Russia and Ukraine has continued to escalate and create challenges to already uncertain macroeconomic conditions. As of March 31, 2023, we do not expect these events to have any material impact on our operations. Our Russia net revenues as a percentage of our consolidated net revenues and our assets domiciled in Russia, including cash and cash equivalents, as a percentage of our total assets, are immaterial.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

For a discussion of legal proceedings, refer to Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

The following discusses some of the risks that may affect our business, results of operations, financial condition and the price of our stock. You should carefully review this section, as well as our condensed consolidated financial statements and notes thereto and other information appearing in this Quarterly Report on Form 10-Q, for important information regarding these and other risks that may affect us. The order we have chosen to list the risks below or the sections in which we have identified them should not be interpreted to mean we deem any risks to be more or less important or likely to occur or, if any do occur, that their impact may be any less significant than others. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

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
•Volatility of our stock

Macroeconomic and External Risks

Our operations and financial performance depend on global and regional economic conditions. Inflation, fluctuations in currency exchange rates, changes in consumer confidence and demand, and general economic weakness and threats, or actual recessions, have and could in the future materially affect our business, results of operations, and financial condition.

Macroeconomic conditions impact consumer confidence and discretionary spending, which can adversely affect demand for our products. Consumer spending habits are affected by, among other things, inflation, fluctuations in currency exchange rates, general economic weakness, threats or actual recessions, pandemics, wars and military actions, employment levels, wages, debt obligations, discretionary income, interest rates, volatility in capital, and consumer confidence and perceptions of current and future economic conditions. Changes and uncertainty can, among other things, reduce or shift spending away from elective procedures, drive patients to purchase orthodontic treatments that cost less than our Invisalign treatment options, decrease the number of orthodontic and dental case starts, reduce patient traffic in dentists’ offices or reduce demand for dental services generally. Further, decreased demand for dental services can cause dentists and labs to postpone investments in capital equipment, such as intraoral scanners and CAD/CAM equipment and software. The recent declines in, or uncertain economic outlooks for, the U.S., Chinese, European and certain other international economies have and may continue to adversely affect consumer and dental practice spending. The increase in the cost of fuel and energy, food and other essential items along with higher interest rates could reduce consumers' disposable income, resulting in decreased discretionary spending for products like ours. Decreases in disposable income and discretionary spending or changes in consumer confidence and spending habits has and may continue to adversely affect our revenues and operating results.

Inflation continues to adversely impact spending and trade activities, causing unpredictable impacts on global and regional economies. Higher inflation has also increased domestic and international shipping costs, raw material prices, and labor rates, which has adversely impacted the costs of producing, procuring and shipping our products. Our ability to recover these cost increases through price increases may continue to lag, resulting in downward pressure on our operating results. Attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction or otherwise harm our reputation. Further, we cannot predict the impact of efforts by central banks and federal, state and local governments to combat higher inflation. If their efforts are too aggressive, they may lead to a recession. Alternatively, if they are insufficient or are not sustained long enough to lower inflation to acceptable levels, consumer spending may be adversely impacted for a prolonged period of time. Additionally, the responses by regulators to recent bank failures could cause or continue to cause volatility in the credit or capital markets, market-wide liquidity issues, bank-runs and general concern across the global financial industry that may adversely impact consumer spending. While we have not been materially impacted by any of the recent bank failures, these conditions may also limit access to capital for us and our vendors and customers, making it difficult to accurately forecast and plan future business activities. Any of these events could materially affect our business and operating results.

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

Political events, trade and other international disputes, war, and terrorism could harm or disrupt international commerce and the global economy and could have a material effect on our business as well as our customers, suppliers, contract manufacturers, distributors, and other business partners. Such risks include inflation, supply chain and trade disruptions, trade sanctions, reduced consumer spending, disruptions to our IT systems, including through network failures, malicious or disruptive software, or cyberattacks, energy shortages or rationing that adversely impacts our manufacturing facilities, rising fuel or rising costs of producing, procuring and shipping our products, fluctuations to foreign currency exchange rates, and constraints, volatility or disruption in the financial markets.

Political events, trade and other international disputes, wars, and terrorism can lead to unexpected tariffs or trade restrictions, which may adversely impact our business. Tariffs increase the cost of our products and the components and raw materials used to make them. Increased costs could adversely impact our gross margin and reduce demand for our products. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that adversely impact our operations and supply chain, limit our ability to offer products and services or inhibit our ability to comply due to contradictions with other laws. These measures could require us to take various actions, including changing suppliers or restructuring business relationships. Complying with new or changed trade restrictions is expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may be unable to effectively mitigate their adverse impacts. If disputes and conflicts escalate in the future, the responses by governments may be significantly more restrictive and could materially affect our business.

Political unrest, threats, tensions, actions and responses to any social, economic, business, geopolitical, military, terrorism, or acts of war involving key commercial, development or manufacturing markets such as China, Mexico, Israel, Europe, or other countries could materially impact our international operation. For example, our employees in Israel could be obligated to perform reserve duty in the Israeli military and be called for additional active duty under emergency circumstances. If any of these events or conditions occur, the impact to us, our employees and customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence disrupts our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers and other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure.

The military conflict between Russia and Ukraine has materially adversely impacted global economies. Our commercial operations have been impacted by the conflict and if we fail to support existing customers, we may harm our reputation, and be subject to legal and regulatory actions in Russia. Additionally, although the majority of our research and development personnel formerly headquartered in Russia have relocated, some personnel remain. Whether those that are in Russia or those in their new locations remain with us over the long-term is unknown. If we are unable to retain key skilled personnel, or we are unable to quickly replace such personnel with individuals of equivalent technical expertise and qualifications, our business and financial condition could be materially effected. Moreover, production could be impaired as a result of the military conflict in other countries such as Poland, where one of our aligner fabrication facilities is located. We have no way to predict the progress or outcome of the conflict in Ukraine or the reactions by governments, businesses or consumers but it could have a material effect on our business and operating results.

Our business could be impacted by major public health issues, including pandemics, and our business has been materially affected by the global and regional spread of COVID-19.

Major public health issues, including pandemics such as COVID-19, have adversely affected, and could in the future materially affect, our business due to their impact on the global and regional economies, demand for consumer products, and the imposition or removal of public safety measures. Public health concerns may also limit the movement of goods between regions, disrupt or delay supply chains and sales and distribution channels, resulting in interruptions of the supply of products. Insurance coverage, if available, may be insufficient to cover all losses that may arise.

COVID-19 created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting broad aspects of global and regional economies, our operations and the businesses of our customers and suppliers. Therefore, comparing our financial results for the reporting periods of 2023 to the same reporting periods of 2022 or earlier may not be a useful means by which to evaluate the health of our business and our results of operations. We cannot predict future direct and ancillary impacts on our business or results of operations from the COVID-19 pandemic, although they may be material to our business as well as the businesses of our customers, suppliers and economic activity generally.

Our operations may be impacted by natural disasters, which may become more frequent or severe as a result of climate change, and may adversely impact our business and operating results as well as those of our customers and suppliers.

Natural disasters can impact our operations as well as those of our customers and critical suppliers. Natural disasters include earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, and other extreme weather conditions that can cause deaths, injuries, and critical health crises, power outages, restrictions and shortages of food, water, shelter, and medical supplies, telecommunications failures, materials scarcity, price volatility and other ramifications. Climate change is likely to increase both the frequency and severity of natural disasters and, consequently, risks to our business and operations. Our digital dental modeling and certain of our customer facing operations are primarily processed in our facilities located in Costa Rica. Our aligner molds and finished aligners are fabricated in China, Mexico and Poland. Our locations in Costa Rica and Mexico as well as others are in earthquake and hurricane zones and may be subject to other natural disasters. Moreover, a significant portion of our research and development activities are located in California, which suffers from earthquakes, periodic droughts, heat waves, flooding, power shortages and wildfires. If a natural disaster occurs in a region where one of these facilities is located, our employees could be impacted, our research lost, and our ability to create treatment plans, respond to customer inquiries or manufacture and ship our aligners or intraoral scanners could be compromised which could result in our customers experiencing significant product and services delays.

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

Invisalign treatment is a significant change from traditional metal wires and brackets orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. For instance, a number of dental professionals continue to believe Invisalign treatment is only appropriate for a limited percentage of patients or are reluctant to move from analog to digital. Increased market acceptance of our products depends in part on the recommendations of dental professionals, as well as other factors including efficacy, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods. If demand for our products fails to increase, our business and operating results may be harmed.

Our net revenues depend primarily on our Invisalign system and iTero scanners and any decline in sales or average selling price of these products may adversely affect net revenues, gross margin and net income.

Our net revenues remain largely dependent on sales of our Invisalign system of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign system, primarily our comprehensive products, will continue to account for the majority of our net revenues, making the continued and widespread acceptance of the Invisalign system by orthodontists, GPs and consumers critical to our success. Our iTero business also contributes a material percentage of our overall net revenues. Our CAD/CAM software solutions are important to the continuing evolution of our Align Digital Platform and our business overall. Our operating results could be harmed if:

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
•the growth of CAD/CAM solutions does not produce the results anticipated; or
•the average selling price of our products declines.

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
•participation in any promotions or programs unexpectedly increases, decreases or drives demand in unexpected and material ways;
•our geographic, channel, or product mix shifts to lower priced products or to products with a higher percentage of deferred revenue;
•we decrease prices on one or more products or services in response to increasing competitive pricing pressures;
•we introduce new or change existing products or services, or modify how we market or sell any of our new or existing products or services;
•governments impose pricing regulations such as volume-based procurement regulations in China; or
•estimates used in the calculation of deferred revenue differ from actual average selling prices.

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

Currently, the Invisalign system competes primarily against traditional metal wires and brackets and increasingly against clear aligners manufactured and distributed by new market entrants and manufacturers of traditional wires and brackets, and from traditional medical device companies, laboratories, startups and, in some cases, doctors and Dental Support Organizations ("DSOs") themselves. The number and types of competitors are diverse and growing rapidly. They vary by segment, geography, and size, and include new and well-established regional competitors in dental markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners in their offices using 3D printing technology. Large consumer product companies may also start supplying orthodontic products.

The manipulation and movement of teeth and bone is a complex and delicate process with potentially painful and debilitating results if improperly performed or monitored. Accordingly, we deliver our Invisalign system solutions primarily through trained and skilled doctors and are reliant on their recommendations and support of our products. The Invisalign system requires a doctor's prescription and an in-person physical examination of the patient’s dentition before beginning treatment; however, with the advent of DTC providers, there has been a shift away from traditional dental practices that may impact our primary selling channels. Doctors and DSOs are sampling alternative products and taking advantage of competitive promotions and sale opportunities. In addition, we face competition from companies that introduce new technologies and we may be unable to compete with these competitors or they may render our technology obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed.

Our iTero intraoral scanner can be used to start clear aligner therapy, as well as other dental procedures, including restorative, implant planning and dentures, and also functions as a diagnostic tool. The iTero intraoral scanner competes with polyvinyl siloxane (“PVS”) impressions that doctors use for clear aligner therapy or other dental procedures, as well as other intraoral scanners. It also competes with traditional bite wing 2D dental x-rays for detecting interproximal caries. If we are unable to compete effectively with these existing products, existing competitors, new market entrants, or respond effectively to new technologies, our Systems and Services segment could be harmed.

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

We cannot be sure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material effect on our business, results of operations and financial condition.

Our success depends on our ability to successfully develop, introduce, achieve market acceptance of, and manage new products and services.

Our success depends on our ability to profitably and quickly develop, manufacture, market, obtain and maintain regulatory approval or clearance of new products and services along with improvements to existing products and services. There is no assurance we can successfully develop, sell and achieve market acceptance of our new or improved products and services. The extent and rate at which new products or services may achieve market acceptance and penetration is a function of many variables, including our ability to:

•successfully predict and timely innovate and develop new technologies, applications and products preferred by customers and consumers and that have features and functionality to meet the needs of patients;
•successfully and timely obtain regulatory approval or clearance of new and improved products or services from government agencies such as the FDA and analogous agencies in other countries;
•cost-effectively and efficiently develop, manufacture, quality test, market, dispose of, and sell new or improved products and services offerings, including localized versions for international markets;
•properly forecast the amount and timing of new or improved product and services demand;
•allocate our research and development funding to products and services with higher growth prospects;
•ensure the compatibility of our technology, services and systems with those of our customers;
•anticipate and rapidly innovate in response to new competitive products and services offerings and technologies;
•differentiate our products and product offerings from our competitors as well as other products in our own portfolio and successfully articulate the benefits to our customers;
•manage the impact of nationalism or initiatives encouraging consumer purchases from domestic vendors, or dissuade interoperability of products and technologies between companies;
•qualify for third-party reimbursement for procedures involving our products or services; and
•encourage customers to adopt new technologies and provide the needed technical, sales and marketing support to make new product and services launches successful.

If we fail to accurately predict the needs and preferences of customers and their patients, or fail to produce viable technologies, we may invest heavily in research and development that does not lead to significant revenues. Even if we successfully innovate and develop new products and product improvements, we may incur substantial costs doing so and our profitability may suffer. It may be difficult to gain market share and acceptance for new or improved products. Introduction and acceptance of any products and services may take significant time and effort, particularly if they require doctor education and training to understand their benefits or doctors choose to withhold judgment on a product until patients complete their treatments. For instance, it can take up to 24 months or longer to complete treatment using our Invisalign system.

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

We may invest in or acquire other businesses, products or technologies which may require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Periodically, we have and may in the future acquire, or make investments in, companies, products or technologies. Alternatively, we may be unable to find suitable investment or acquisition targets or be unable to complete investments or acquisitions on favorable terms, if at all. If we make investments or complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals or desired synergies, and investments or acquisitions we complete could be viewed negatively by our customers, securities analysts and investors. Moreover, to the extent we make strategic investments, the companies in which we invest may fail or we may ultimately own less than a majority of the outstanding shares of the company and be outvoted on critical issues that could harm us or the value of our investment.

Additionally, as an organization we do not have a history of significant acquisitions or integrating their operations and cultures with our own. As such, we are subject to various risks when making a strategic investment or acquisition which could materially impact our business or results of operations, including that we may:

•fail to perform proper due diligence and inherit unexpected material issues or assets, including intellectual property ("IP") or other litigation or ongoing investigations, accounting irregularities or improprieties, bribery, corruption or other compliance liabilities;
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
•have to pay cash, incur debt or issue equity securities to pay for an acquisition, adversely affecting our liquidity, financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any acquisition could result in dilution to our stockholders. The occurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that impede our ability to manage our operations;
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

Moreover, opposition to one or more acquisitions may lead to negative ratings by analysts or investors, give rise to stockholder objections or result in stockholder activism, any of which could disrupt our operations or harm our stock price.

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

Our quarterly and annual operating results have and will continue to fluctuate for a variety of reasons, including as a result of changing doctor and consumer product demand. In addition to the factors otherwise described herein, some of the other factors that have historically, and could in the future, cause our operating results to fluctuate include:

•higher manufacturing, delivery and inventory costs;
•the creditworthiness, liquidity and solvency of our customers and their ability to timely make payments when due;
•changes in the timing of revenue recognition and our average selling prices, including as a result of the timing of receipt of product orders and shipments, product and services mix, geographic mix, product and services deferrals, the introduction of new products and software releases, product pricing, bundling and promotions, pricing for fees or expenses, modifications to our terms and conditions such as payment terms, or as a result of new accounting pronouncements or changes to critical accounting estimates including, without limitation, estimates based on matters such as our predicted usage of additional aligners;
•seasonal fluctuations, including those related to patient demographics or seasonality as well as the availability of doctors to take appointments;
•longer customer payment cycles and greater difficulty in accounts receivable collection for our international sales;
•costs and expenditures, including in connection with new treatment planning and fabrication facilities, the hiring and deployment of personnel, and litigation; and
•timing and fluctuation of spending around marketing and brand awareness campaigns and industry trade shows.

If we underestimate product demand, demand may exceed our manufacturing capacity or that of one or more of our suppliers, we may be understaffed and we may not have sufficient materials needed for production. Specifically, our manufacturing process relies on sophisticated computer software and requires new technicians to undergo a relatively long training process, often 120 days or longer. As a result, if we are unable to accurately predict demand, we may have an insufficient number of trained technicians to ensure products are timely manufactured and delivered to meet customers’ expectations, which could damage our relationships with our existing customers or harm our ability to attract new customers. Specifically, production levels for our intraoral scanner are generally forecasted based on forecasts and historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products weeks or more in advance of projected customer orders.

Conversely, if we overestimate customer demand, we may lose opportunities to increase revenues and profits, we may have excessive staffing, materials, components and finished products, or capacity. If we hire and train too many technicians in anticipation of demand that does not materialize or materializes slower than anticipated, our costs and expenditures may outpace our revenues or revenue growth, harming our gross margin and financial results. Additionally, to secure supplies for production of products, we periodically enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust inventory for declining demand. If product demand decreases or increases more than forecast, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to fulfill customer demand in the time frames and with the quantities required. Responding to unanticipated changes in demand may take time to accomplish, lower our gross margin, inhibit sales or harm our reputation. Production of our Invisalign clear aligners and iTero intraoral scanners are also limited by capacity constraints due to a variety of factors, including labor shortages, shipping delays, our dependency on third-party vendors for key materials, parts, components and equipment, and limited production yields. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results and those of our business partners.

Improvements to or changes in our products may affect the demand, making it less predictable. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and write down to the lower of cost or net realized value the excess and obsolete inventory, which may materially affect our results of operations. For instance, periodically we announce new products, capabilities, or technologies that replace or shorten the life cycles of legacy products or cause customers to defer or stop purchasing legacy products until new products become available. These risks increase the difficulty of accurately forecasting demand for discontinued and new products as well as the likelihood of inventory obsolescence, loss of revenue and associated gross profit.

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

We are subject to operating risks, including excess or constrained capacity and pressure on our internal systems, personnel and suppliers. To manage current and anticipated future operations effectively, we must continually implement and improve our operational, financial and management information systems, hire, train, motivate, manage and retain employees, and ensure our suppliers remain diverse and capable of meeting demand for the systems, raw materials, parts and components essential to the manufacture and delivery of our products. We may be unable to balance near-term efforts to meet existing demand with future demand, including adding personnel, creating scalable, secure and robust systems and operations, and automating processes needed for long term efficiencies. Any such failure could have a material impact on our business, operations and prospects.

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

Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system and software integration, implementation, updates and upgrades have previously and could again in the future disrupt our operations and have a material impact on our business, our reputation and operating results.

We rely on the efficient, uninterrupted and secure operation of our own complex IT systems and are dependent on key third party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, cyber attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing customer preferences. Expanded remote working and increased usage of online and hosted technology platforms by us, our customers and suppliers, including teledentistry and new or expanded use of online service platforms, products and solutions such as video conferencing applications, doctor, consumer and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform certain business processes, extend established processes to new subsidiaries and/or implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems which entails certain risks, including disruption of our operations, such as our ability to develop and update products that are safe and secure, track orders and timely ship products, manage our supply chain and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products and IT systems may materially impact our financial position, results of operations and cash flows.

We have a complex, global iTero intraoral scanner installed base of older and newer models. These models are continually updated to add, expand or improve features with new hardware from us or third parties, or to provide repair or replacement parts. We have experienced hardware issues in the past and may in the future, including issues relating to manufacturing, design, quality, or safety, of which we become aware only after products or changes have been introduced into the market. We also have not been and may be unable to ensure that third party components or changes to them will be compatible with, or not have a negative impact on the functionality of, our iTero intraoral scanners. As a result, there have been and may be widespread failures of our iTero intraoral scanners or we may experience epidemic failures of our iTero intraoral scanner to perform as anticipated. Previously, we have not been and in the future may not be prepared for, or have the infrastructure to, timely and adequately remediate or implement corrective measures for such failures, including due to our dependency on third party providers or suppliers. As a consequence, remediation has been and may be in the future time-consuming and difficult to achieve, which may materially impact our customers and our business partners, damage our reputation and result in lost business and revenue opportunities, and could be materially costly.

Additionally, we continuously upgrade and issue new releases of customer facing software applications, upon which customer facing, manufacturing and treatment planning operations depend. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, the third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, certain models of our iTero intraoral scanners may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of our customers or their patients, product recalls, damage to our reputation, loss of market share or increased service costs, any of which could have a material effect on our business, financial condition or results of our operations and the operations of our customers or our business partners.

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

We are highly dependent on our supply chain, particularly manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our intraoral scanners. We maintain single supply relationships for many of these machines and materials such as our CT scanning and stereolithography equipment and resin and polymer used in clear aligner manufacturing. By using single suppliers in limited locations for materials and manufacturing, we are exposed to multiple supply chain vulnerabilities. For example, damage to or destruction of a facility can materially disrupt the delivery of key parts, components and materials or products or a supplier could encounter financial, operating or other difficulties, be unable to hire or maintain personnel, fail to timely obtain supplies, or fail to maintain manufacturing standards or controls. The occurrence of any of these may adversely impact our supply chain.

Because of our dependence on our suppliers, changes in key relationships can materially disrupt our supply chain. For instance, we may be unable to quickly establish or qualify replacement suppliers creating production interruptions, delays and inefficiencies. Finding substitute manufacturers may be expensive, time-consuming or impossible and could result in a significant interruption in the supply of one or more products causing us to lose revenues and suffer damage to our customer relationships. Technology changes by our service providers, vendors, and other third parties could disrupt access to required manufacturing capacity or require expensive, time-consuming development efforts to adapt and integrate new equipment or processes. In the event of technology changes, delivery delays, labor stoppages or shortages, or shortages of, or increases in price for these items, sales may decrease and our business and prospects may be harmed.

We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks to our sales and operations and reputation, including the risk that these distributors do not comply with applicable laws or our internal procedures.

In addition to our direct sales force, we have and expect to continue to use distributors to import, market, sell, service and support our products. Our agreements with these distributors are generally non-exclusive and terminable by either party with little notice. If alternative distributors must be quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products in markets key to our business could be adversely affected. These distributors may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these distributors and their employees and agents for compliance with laws and regulations, including fair competition, bribery and corruption, trade compliance, safety, data privacy and marketing and sales activities. The conduct of these distributors also reflects on us and our brand. If our distributors fail to satisfy customers, our reputation and brand loyalty could be harmed. A distributor may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance or prevents us from taking control of any such authorization. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance.

A disruption in the operations of a primary freight carrier, higher shipping costs or shipping delays could disrupt our supply chain and impact our revenues or gross margin.

We are dependent on commercial freight carriers, primarily UPS, to deliver our products. If the operations of carriers are disrupted or if we fail to mitigate the impacts from freight carrier disruptions, we may be unable to timely deliver our products to our customers who may choose alternative products, causing our net revenues and gross margin to decline, possibly materially. Moreover, when fuel costs increase, our freight costs generally do so as well. In addition, we earn an increasingly larger portion of our total revenues from international sales, which carry higher shipping costs that could negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to successfully pass all or significant portions of the increases along to our customers, or we cannot otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be materially affected.

Our success depends on our personnel. If we cannot attract, motivate, train or retain our personnel, it may be difficult to grow effectively and pursue our strategic priorities, materially effecting our results of operations.

We are highly dependent on the talent and efforts of our personnel, including highly skilled personnel like orthodontists and production technicians in our treatment planning facilities, and employees on our clinical engineering, technology development and sales teams. We strive to retain our personnel by providing competitive compensation and benefits, development opportunities and training, flexible work options, and an inclusive corporate culture. However, there is substantial competition in our industry for highly-skilled personnel, in particular significantly higher demand for technical and digital talent. Furthermore, our compensation and benefit arrangements, such as our equity award programs, may not successfully attract new employees and retain and motivate existing employees. In addition, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities and restrictive immigration policies. The loss of any of our key personnel, particularly executive management, key research and development personnel or key sales team personnel, could harm our business and prospects and could impede the achievement of our research and development, operational or strategic objectives.

We provide significant training to our personnel and our business will be harmed if our training fails to properly prepare them to perform the work required, we are unable to successfully instill technical expertise in new and existing personnel or if our techniques prove unsuccessful or are not cost-effective. Moreover, for certain roles, this training and experience can make key personnel, such as our sales personnel, highly desirable to competitors and lead to increased attrition. The loss of the services and knowledge of our highly-skilled employees may significantly delay or prevent the achievement of our development and business objectives that may harm our business. For example, it can take up to twelve months or more to train sales representatives to successfully market and sell our products and for them to establish strong customer relationships.

Additionally, facilitating seamless leadership transitions for key positions is critical to sustaining the culture and maintaining our organizational success. If our succession planning efforts are ineffective, it could adversely impact our business. We continue to assess the key personnel we believe essential to our long-term success. Moreover, future organizational changes could cause our employee attrition rate to increase. If we fail to effectively manage any organizational or strategic changes, our financial condition, results of operations, and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

We have adopted a hybrid work schedule in many of our offices, allowing employees the opportunity to collaborate and connect with others for several days each week while providing the option to work remotely other days. This hybrid work approach may materially increase our costs or create unforeseen challenges or complications, including:

•difficulties maintaining our corporate culture, disruption of morale or decreased loyalty;
•difficulties with hiring and retention, particularly if we must compete against other companies that offer generous or broad remote working policies or employees who prefer to work in offices or geographies different from where they were hired or are expected to work;
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

Also, we believe a key to our success has been the culture we have created that emphasizes a shared vision and values focusing on agility, customer success and accountability. We believe this culture fosters an environment of integrity, innovation, creativity, and teamwork. We have experienced and may continue to experience in the future, difficulties attracting and retaining employees that meet the qualifications, experience, compliance mindset and values we expect. If we cannot attract and retain personnel that meet our selection criteria or relax our standards our corporate culture, ability to achieve our strategic objectives, and our compliance with obligations under our internal controls and other requirements may be harmed. This could have a material adverse effect on our results of operations and our ability to maintain market share.

We depend on our marketing activities to deepen our market penetration and raise awareness of our brands and products, which may not prove successful or may become less effective or more costly to maintain in the long term.

Our marketing efforts and costs are significant and include national and regional campaigns in multiple countries involving television, print and social media and alliances with professional sports teams, social media influencers and other strategic partners. We design our advertising campaigns to increase brand awareness, adoption and goodwill; however, there is no assurance they will achieve the returns on advertising spend desired, increase brand or product awareness sufficiently or generate goodwill and positive reputational goals. Moreover, should any entity or individual endorsing us or our products take actions, make or publish statements in support of, or lend support to events or causes which may be perceived by a portion of society negatively, our sponsorships or support of these entities or individuals may be questioned, our products boycotted, and our reputation harmed, any of which could have a material effect on our financial results and business overall.

In addition, various countries prohibit certain types of marketing activities. For example, some countries restrict direct to consumer advertising of medical devices. We have in the past and may again in the future be alleged to violate certain marketing restrictions and be ordered to stop certain marketing activities or prevented from selling our products. Moreover, competitors do not always follow these restrictions, creating an unfair advantage and making it more difficult and costly for us to compete.

Additionally, we rely heavily on data generated from our campaigns to target specific audiences and evaluate their effectiveness, particularly data generated from internet activities on mobile devices. To obtain this data, we are dependent on third parties and popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes in such systems that degrade or eliminate our ability to target or measure the results of ads or increase costs to target audiences could adversely affect the effectiveness of our campaigns. For example, Apple has released mobile operating systems that include significant data privacy changes that may limit our ability to interpret, target and measure ads effectively.

Legal, Regulatory and Compliance Risks

We are subject to antitrust and competition regulations, litigation and enforcement that may result in fines, penalties, restrictions on our business practices, and product or operational changes which could materially impact our business.

We are and may in the future be subject to antitrust or competition related investigations, enforcement actions by governmental agencies, competitors, consumers, customers, and others which could cause us to incur substantial costs, enter into settlements, consents or be subject to judgments. Resolving these matters may require us to change our business practices in a manner materially adverse to our business. Governments and regulators are actively developing new competition laws and regulations aimed at the technology sector, artificial intelligence and digital platforms and coordinating their activities globally, including in large markets such as the EU, U.S., and China. Government regulatory actions and court decisions may result in fines or hinder our ability to provide certain benefits to our consumers, reducing the attractiveness of our products and the revenue derived from them. Other companies and government agencies have in the past and may in the future allege that our actions violate antitrust or competition laws or otherwise constitute unfair competition. Such claims and investigations, even if unfounded, may be expensive to defend, involve negative publicity, and divert management time and attention, any of which may materially impact our results of operations.

Obtaining approvals and complying with governmental regulations, particularly those related to personal healthcare and financial information, quality systems, anti-corruption and anti-bribery are expensive and time-consuming. Any failure to obtain or maintain approvals or comply with regulations regarding our products or services or those of our suppliers could materially harm our sales, result in substantial penalties and fines and cause harm to our reputation.

We and many of our healthcare provider customers, suppliers and distributors are subject to extensive and frequently changing regulations under numerous federal, state, local and foreign laws, including those regulating:

•the storage, transmission and disclosure of personal and medical information as well as healthcare records;
•prohibitions against the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services or goods or to induce the order, purchase or recommendation of our products; and
•the design, manufacture marketing and advertising of our products.

The healthcare and technology markets are also highly regulated and subject to changing political, economic and regulatory influences. Global regulators are expanding and changing regulations and guidance for products, which can limit the potential benefits of products and cause protracted review timelines for new products. As we continue to incorporate artificial intelligence, including machine learning and independent algorithms, into our software to make it more effective for us, our customers, suppliers and consumers, it subjects us to risks of compliance with the expanding and changing regulations regarding the use and scope of artificial intelligence. Our critical vendors and service providers are similarly subject to various regulations. Our failure or the failure of our suppliers, customers, advertisers and influencers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including allegations of false or misleading advertising or violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. We are also subject to complex and changing environmental and health and safety regulations. Additionally, a large portion of our revenues are derived from international sales and we are dependent on our international operations, which exposes us to additional foreign regulations not otherwise described in these risk factors. There can be no assurance we can adequately address the business risks associated with the implementation and compliance with such laws and our internal processes and procedures to comply with such laws or that we will be able to take advantage of any resulting business opportunities.

Furthermore, before we can sell a new medical device or market a new use of or claim for an existing product, we must frequently obtain clearance or approval to do so. For instance, in the U.S., FDA regulations are wide ranging and govern, among other things, product design, development, manufacturing and testing; product labeling and product storage. It takes significant time, effort and expense to obtain and maintain clearances and approvals of products and services, and there is no guarantee we will timely succeed, if at all, in the countries in which we do business. In other countries, the requirements, time, effort and expense to obtain and maintain clearances may differ materially from those of the FDA. Moreover, these laws may change, resulting in additional time and expense or loss of market access. If approvals to market our products or services are delayed, we may be unable to offer them in markets we deem important to our business. Additionally, failure to comply with applicable regulatory requirements could result in enforcement actions with sanctions including, among other things, fines, civil penalties and criminal prosecution. Delays or failures to obtain or maintain regulatory approvals or to comply with regulatory requirements may materially harm our domestic or international operations, and adversely impact our business.

We and certain of our vendors must also comply with and adhere to facility registration and product listing requirements for Quality System regulations. The FDA enforces its Quality System regulations through periodic unannounced inspections. Failure to satisfactorily correct an adverse inspection finding or to comply with applicable manufacturing regulations can result in enforcement actions, or we may be required to find alternative manufacturers, which could be a long and costly process and may cause reputational harm. Enforcement actions by regulators could have a material effect on our business.

We are also subject to anti-corruption and anti-bribery (“ABAC”) laws such as the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act of 2010, which generally prohibit corrupt payments to foreign officials for the purpose of obtaining or maintaining business, securing an advantage and directing business to another. To comply with ABAC laws, regulators require we maintain accurate books and records and a system of internal accounting controls. Under the FCPA, we may be held liable for corruption by directors, officers, employees, agents, or other strategic or local partners or representatives.

In addition, while we have policies requiring compliance with applicable laws and regulations and we provide significant training to foster compliance, our employees, third parties acting on our behalf and customers may not properly adhere to our policies or applicable laws or regulations, including the use of certain electronic communications and maintaining accurate books and records. If our personnel or those of our agents or suppliers fail to comply with any laws, regulations, policies or procedures, or we fail to audit and enforce compliance, our reputation may be harmed, we may lose customers, revenues, or face regulatory investigations, actions and fines.

Security breaches, data breaches, cyber attacks, other cybersecurity incidents or the failure to comply with privacy, security and data protection laws could materially impact our operations, patient care could suffer, we could be liable for damages, and our business, operations and reputation could be harmed.

We retain confidential customer personal and financial, patient health and our own proprietary information and data essential to our business operations. We rely on the effectiveness of our IT systems, our policies and contracts and policies of our vendors and the IT systems of our service providers and other third parties to safeguard the information and data. Additionally, our success is dependent on the success of healthcare providers, many of whom are individual or small operations with limited IT experience and inadequate or untested security protocols, to manage data privacy and security requirements. It is critical that the facilities, infrastructure and IT systems on which we depend and the products we develop remain secure and be perceived by the marketplace and our customers as secure. Despite the implementation of security features in our products and security measures in our IT systems, we and our service providers, vendors, and other third parties are targeted by or subject to physical break-ins, computer viruses and other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking or phishing attacks, malware, ransomware, employee error or malfeasance, cyber attacks, and other breaches of IT systems or similar disruptive actions, including by organized groups and nation-state actors. For example, we have experienced, and may again experience in the future, cybersecurity incidents and unauthorized internal employee ex filtration of company information.

Further, the frequency and sophistication of third-party cyber-attacks is increasing. In 2022, to respond to potential increases in cyber-attacks due to the military conflict in Ukraine, we increased efforts to identify and respond to attacks, including placing our cybersecurity operations team on high alert. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving issues quickly or force us to resolve them in unanticipated ways, cause us to incur significant expense and damages, or result in orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the capabilities of our products and services. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers and patients from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to timely deliver accurate and complete information. We have internal monitoring and detection systems as well as cybersecurity and other forms of insurance coverage related to a breach event. However, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we incur investigating and responding to any incidents, which may be material. The costs to eliminate, mitigate or recover from security problems and cyber attacks and incidents could be material and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material impact on our operations, net revenues and operating results.

Additionally, our globally-dispersed installed base of iTero intraoral scanners at customer, strategic business partner or other locations may be independently or collectively the target of cybersecurity incidents or attacks or subject to viruses, bugs, or other similar negative intruders. Due to the large and growing number of these decentralized devices, we may be unable to, or not have the capacity, knowledge, or infrastructure to, respond to or remedy a cybersecurity issue in a timely manner, which may cause loss or damage to us or our customers or strategic business partners or may cause further malfunctions in, or damage to, our servers, databases, systems or products and services, loss or damage of our data, interruption or temporary cessation of our operations, or an overall negative impact to our business or reputation.

We are also subject to federal, state and foreign laws and regulations respecting the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, such as HIPAA, as well as those relating to privacy, data security, content regulation, and consumer protection. We are subject to various national and regional data localization or data residency laws such as the EU General Data Protection Regulation and analogous laws in China which generally require certain types of data collected within a country be stored and processed only within that country or approved countries. Other countries are considering similar data localization or data residency laws. We have and likely will again in the future be required to implement new or expand existing data storage protocols, build new storage facilities, and/or devote additional resources to comply with such laws, any of which could be costly. We are also subject to data export restrictions and international transfer laws which prohibit or impose conditions upon the transfer of such data. These laws and regulations are constantly evolving and may be created, interpreted, applied, or amended in ways that adversely affect our business.

Our business exposes us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be found liable for substantial damages or penalties if we are subject to claims or litigation.

Our products and services involve an inherent risk of claims concerning their design, materials, manufacture, safety and performance, how they are marketed and advertised in a complex framework of highly regulated domestic and international laws and regulations, how we package, bundle or sell them to individual customers or companies, including hospitals and clinics, and how we train and support doctors, their staffs and patients who use our products. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, consumer fraud and unfair business practices. Additionally, we may be held liable if products we market and sell or services we offer or perform cause injury or are otherwise found unhealthy. If our products are safe but they are promoted for use or used in unintended or unexpected ways or for which we have not obtained clearance (“off-label” usage), we may be investigated, fined or have our products or services enjoined or approvals rescinded or we may be required to defend ourselves in litigation. Although we maintain insurance for product liability, business practices and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may be insufficient for actual liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in material legal defense costs and damage our reputation, increase our expenses and divert management’s attention.

Increased focus on current and anticipated environmental, social and governance (“ESG”) laws and scrutiny of our ESG policies and practices may materially increase our costs, expose us to liability, adversely impact our reputation, employee retention, willingness of customers and suppliers to do business with us and willingness of investors to invest in us.

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

Environmental regulations related to greenhouse gases are expected to have an increasingly larger impact on our or our suppliers’ energy sources. Many U.S. and foreign regulators have or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases, including carbon dioxide and methane, from power generation units using fossil fuels. The effects of greenhouse gas emission limits on power generation are subject to significant uncertainties, including the timing of any new requirements, levels of emissions reductions and the scope and types of emissions regulated. These limits may increase our costs and those of our suppliers and could result in manufacturing, transportation and supply chain disruptions if clean energy alternatives are not readily available in adequate amounts when required. Moreover, alternative energy sources, coupled with reduced investments in traditional energy production and infrastructure, may not provide predictable, reliable, and consistent energy that we, our suppliers and other businesses require.

Regulations related to the sourcing of certain metals may have an impact on our business. For instance, the sourcing and availability of metals used in the manufacture of, or contained in, our products may be affected by laws and regulations regarding the use of minerals obtained from certain regions of the world like the Democratic Republic of Congo and adjoining countries. Although we do not believe we source minerals from this region, our expanding geographic operations may increase the risk of purchasing conflict minerals. Further, these laws and regulations may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to manufacture products in sufficient quantities at competitive prices, leading customers to potentially choose competitive goods and services.

Meeting our obligations under existing ESG laws, rules, or regulations is costly to us and our suppliers, and we expect those costs to increase, possibly materially. Additionally, we expect regulators to perform investigations, inspections and periodically audits of our compliance with these laws and regulations, and we cannot provide assurance that our efforts or operations will be compliant. If we fail to comply with any requirements, we could be subject to significant penalties or liabilities and we may be required to implement new and materially more costly processes and procedures to come into compliance. Further these laws are subject to unpredictable changes. Even if we successfully comply with these laws and regulations, our suppliers may not. We may also suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are conflict free. In all of these situations, customers may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenues and results of operations.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are also increasingly focused on corporate ESG practices. Additionally, public interest and legislative pressure related to companies’ ESG practices continues to grow. If our ESG practices fail to meet investor or other industry stakeholders' evolving and frequently evolving expectations and standards, including environmental stewardship, support for local communities, board of director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be harmed, customers and suppliers may be unwilling to do business with us and investors may be unwilling to invest in us. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the disclosure and other expectations of stakeholders, our reputation, business, financial performance, growth, and stock price may be adversely impacted.

Intellectual Property Risks

Our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our IP rights, our competitive position may be harmed.

Our success depends in part on our ability to maintain existing IP rights and obtain and maintain further IP protection for our products. Our inability to do so could harm our competitive position.

We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect a large part of our IP and our competitive position; however, these patents may be insufficient because our patents may be challenged, invalidated, held unenforceable, circumvented, or may not be broad enough to prevent third parties from producing competing products similar in design to ours and foreign patents protections may be more limited than those under U.S. patent and IP laws.

Additionally, any of our patent applications may not result in an issued patent or the scope of the patent ultimately issued may be narrower than initially sought. We may not be afforded the protection of a patent if our currently pending or future patent filings do not result in the issuance of patents or we fail to timely apply for patent protection. We may fail to apply for a patent if our personnel fail to disclose or recognize new patentable ideas or innovations. Remote working can decrease the opportunities for our personnel to collaborate, thereby reducing the opportunities for effective invention disclosures and patent application filings. We may choose not to file a foreign patent application if the limited protections provided by a foreign patent do not outweigh the costs to obtain it.

We also protect our IP through copyrights, trademarks, trade secrets, and confidentiality obligations. We generally enter into confidentiality agreements with our employees, consultants and collaborative partners upon commencement of a relationship with us. However, despite the existence of these protections, we have experienced incidents in which our proprietary information has been misappropriated and believe it will be misappropriated again in the future. If these agreements do not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, adequate remedies may not exist to prevent unauthorized uses or disclosures.

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

Extensive litigation over IP rights is common in medical device, optical scanner, 3D printing and other technologies and industries on which our products and services are based. Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and will likely be needed in the future to determine the validity and scope of certain of our IP rights and those claimed by third parties. These proceedings are used to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products and the products of competitors. We have been sued for infringement of third parties’ patents in the past and are currently defending patent infringement lawsuits and other legal claims. In addition, we periodically receive letters from third parties drawing our attention to their IP rights and there may be other third-party IP rights of which we are presently unaware. Asserting or defending these proceedings can be unpredictable, protracted, time-consuming, expensive and distracting to management and technical personnel. Their outcomes may adversely affect the validity and scope of our IP rights, hinder our ability to manufacture and market our products, require us to seek licenses for infringing products or technologies or result in the assessment of significant monetary damages. Unfavorable rulings could include monetary damages, injunctions prohibiting us from selling our products, or exclusion orders preventing us from importing our products in one or more countries. Moreover, independent actions by competitors, customers or others have alleged that our efforts to enforce our IP rights constitute unfair competition or violations of antitrust laws and investigations and additional litigation based on the same or similar claims may be brought in the future. The potential effects on our business operations resulting from litigation, whether or not ultimately determined in our favor or settled by us, are costly and could materially affect our results of operations and reputation.

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

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or in the way these policies are interpreted by us or regulators could materially effect our reported results and may even retroactively affect previously reported financial statements.

We are required to annually assess our internal control over financial reporting and any adverse results from such assessment may result in a loss of investor confidence in our financial reports and adversely affect our stock price.

We are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting that includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether it is effective. Our internal controls may become inadequate because of changes in personnel, updates and upgrades to or migration away from existing software, failure to maintain accurate books and records, changes in accounting standards or interpretations of existing standards, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and increases our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), the timely filing of our financial reports could be delayed or we could be required to restate past reports, and cause us to lose investor confidence in the accuracy and completeness of our financial reports in the future, which could have an adverse effect on our stock price.

If we fail to manage our exposure to global financial and securities market risks successfully, our operating results and financial statements could be materially impacted.

A majority of our marketable investments are investment grade, liquid, fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of an investment exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we are required to write down the value of the investment, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of the U.S. financial sector. In an unstable credit or economic environment, it is necessary to assess the value of our investments more frequently and we might incur material realized, unrealized or impairment losses associated with these investments. Additionally, bank failures could cause or continue to cause volatility in the credit or capital markets, market-wide liquidity issues, bank-runs and general concern across the global financial industry. These conditions could limit our access to capital or impair the value of assets we hold.

Our effective tax rate may vary significantly from period to period.

Align operates globally and is subject to taxes in the U.S. and foreign countries. Various internal and external factors may affect our future effective tax rate. These factors include changes in the global economic environment, changes in our legal entity structure or activities performed within our entities, changes in our business operations, changes in tax laws, regulations and/or rates, new or changes to existing accounting pronouncements, changing interpretations of existing tax laws or regulations, changes in relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, settlement of income tax audits and non-deductible goodwill impairments.

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

Compliance with tax laws requires significant judgment concerning our worldwide provision for income taxes. Changes in tax laws or changes to how those laws are applied to our business in practice, could affect the amount of tax to which we are subject and the manner in which we operate. Additionally, the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project has resulted in considerable new reporting obligations worldwide. The OECD continues to publish guidance pursuant to the BEPS and other projects which, if adopted by member countries, may affect our tax positions in many of the countries in which we do business.

Moreover, the application of indirect taxes (such as sales and use tax (“SUT”), value-added tax (“VAT”), goods and services tax (“GST”), and other indirect taxes) to our operations is complex and evolving. U.S. states, local and foreign taxing jurisdictions have differing rules and regulations governing differing types of taxes, and these rules and regulations are subject to varying interpretations and exemptions that may change over time. We collect and remit SUT, VAT, GST and other taxes in many jurisdictions and we are routinely subject to audits. We are also routinely audited regarding our tax reporting and remissions by local and national governments, and may also be subject to audits in jurisdictions for which we have not accrued tax liabilities. The positions we take regarding taxes as well as the amounts we collect or remit may be challenged and we may be liable for failing to collect or remit all or any portion of taxes deemed owed or the taxes could exceed our estimates. One or more U.S. states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have but have not been paid by us. If we dispute rulings or positions taken by tax authorities, we may incur expenses and expend significant time and effort to defend our positions, which may be costly.

The application of existing and new tax laws, and the results of audits could harm our business. Furthermore, there have been and will continue to be substantial ongoing costs associated with complying with the various tax requirements and defending our positions in the numerous markets in which we conduct or will conduct business.

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

•technical factors in the public trading markets for our stock that may produce price movements inconsistent with macro, industry or company-specific fundamentals, including the sentiment of retail investors (as it may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock, fractional share trading, and other technical trading factors or strategies;
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

We have a history of recurring stock repurchase programs intended to return capital to our investors. Future stock repurchase programs are contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue repurchasing our common stock in the future at historical levels or at all, or that our stock repurchase programs will beneficially impact our stock price. Additionally, effective January 1, 2023, the IRA imposes a 1% excise tax on our stock repurchases, which will increase our tax liabilities and the cost to retire stock and may impact if and how much stock we choose to repurchase in the future.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)(2)
January 1, 2023 through January 31, 2023	—	$—	—	$290,000,067
February 1, 2023 through February 28, 2023	719,368	$333.63	719,368	$50,000,148
March 1, 2023 through March 31, 2023	222,988	$224.23	222,988	$—
Total	942,356		942,356

1 May 2021 Repurchase Program. On May 13, 2021, we announced that our Board of Directors had authorized a plan to repurchase up to $1.0 billion of our common stock. See Note 9 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on the May 2021 Repurchase Program.

2 January 2023 Repurchase Program. On February 1, 2023, we announced that our Board of Directors had authorized a plan to repurchase up to $1.0 billion of our common stock ("January 2023 Repurchase Program"), none of which had been utilized as of March 31, 2023. The repurchase program does not have an expiration date. See Note 9 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for additional details.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of registrant	S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	5/20/2016	3.01

3.2	Amended and Restated Bylaws of registrant	8-K	3/01/2023	3.1
10.1	Form of Restricted Stock Unit Agreement under Registrant's 2005 Incentive Plan (CEO Form)				*
10.2	Form of Restricted Stock Unit Agreement under Registrant's 2005 Incentive Plan (Executive Officer Form for officers appointed after September 2016)				*
10.3	Form of Restricted Stock Unit Agreement under Registrant's 2005 Incentive Plan (Executive Officer Form for officers appointed prior to September 2016)				*
10.4	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (CEO Form)				*
10.5	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Executive Officer Form for officers appointed after September 2016)				*
10.6	Form of Market Stock Unit Agreement under Registrant's 2005 Incentive Plan (Executive Officer Form for officers appointed prior to September 2016)				*
10.7	Fixed Dollar Accelerated Share Repurchase Transaction between Citibank, N.A. and Align Technology, Inc. dated February 3, 2023				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

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

ALIGN TECHNOLOGY, INC.

May 5, 2023	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

May 5, 2023	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance