Form 10-Q
period 2023-06-30
ALIGN TECHNOLOGY INC
filed 2023-08-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 28, 2023 was 76,533,704.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$1,002,173	$969,553	$1,945,320	$1,942,772
Cost of net revenues	288,564	281,994	571,057	545,867
Gross profit	713,609	687,559	1,374,263	1,396,905
Operating expenses:
Selling, general and administrative	453,193	426,398	892,884	865,855
Research and development	88,485	72,965	175,932	144,772
Total operating expenses	541,678	499,363	1,068,816	1,010,627
Income from operations	171,931	188,196	305,447	386,278
Interest income and other income (expense), net:
Interest income	4,421	245	6,758	922
Other income (expense), net	(4,763)	(14,832)	(5,992)	(26,105)
Total interest income and other income (expense), net	(342)	(14,587)	766	(25,183)
Net income before provision for income taxes	171,589	173,609	306,213	361,095
Provision for income taxes	59,775	60,809	106,601	113,997
Net income	$111,814	$112,800	$199,612	$247,098

Net income per share:
Basic	$1.46	$1.44	$2.60	$3.15
Diluted	$1.46	$1.44	$2.60	$3.13
Shares used in computing net income per share:
Basic	76,524	78,395	76,722	78,568
Diluted	76,689	78,545	76,897	78,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$111,814	$112,800	$199,612	$247,098
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	9,158	(13,756)	19,632	(21,067)
Change in unrealized gains (losses) on investments, net of tax	350	(301)	1,995	(3,029)
Other comprehensive income (loss)	9,508	(14,057)	21,627	(24,096)
Comprehensive income	$121,322	$98,743	$221,239	$223,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$951,956	$942,050
Marketable securities, short-term	55,805	57,534
Accounts receivable, net of allowance for doubtful accounts of $13,244 and $10,343, respectively	908,395	859,685
Inventories	312,736	338,752
Prepaid expenses and other current assets	236,564	226,370
Total current assets	2,465,456	2,424,391
Marketable securities, long-term	26,023	41,978
Property, plant and equipment, net	1,279,042	1,231,855
Operating lease right-of-use assets, net	125,881	118,880
Goodwill	414,765	407,551
Intangible assets, net	89,296	95,720
Deferred tax assets	1,605,926	1,571,746
Other assets	138,161	55,826
Total assets	$6,144,550	$5,947,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,155	$127,870
Accrued liabilities	600,163	454,374
Deferred revenues	1,396,747	1,343,643
Total current liabilities	2,107,065	1,925,887
Income tax payable	113,309	124,393
Operating lease liabilities	104,650	100,334
Other long-term liabilities	181,225	195,975
Total liabilities	2,506,249	2,346,589
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 76,532 and 77,267 issued and outstanding, respectively)	8	8
Additional paid-in capital	1,141,623	1,044,946
Accumulated other comprehensive income (loss), net	11,343	(10,284)
Retained earnings	2,485,327	2,566,688
Total stockholders’ equity	3,638,301	3,601,358
Total liabilities and stockholders’ equity	$6,144,550	$5,947,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2023	Shares	Amount
Balance as of March 31, 2023	76,516	$8	$1,104,693	$1,835	$2,373,513	$3,480,049
Net income	—	—	—	—	111,814	111,814
Net change in unrealized gains (losses) from investments	—	—	—	350	—	350
Net change in foreign currency translation adjustment	—	—	—	9,158	—	9,158
Issuance of common stock relating to employee equity compensation plans	16	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(930)	—	—	(930)
Stock-based compensation	—	—	37,860		—	37,860
Balance as of June 30, 2023	76,532	$8	$1,141,623	$11,343	$2,485,327	$3,638,301

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2023	Shares	Amount
Balance as of December 31, 2022	77,267	$8	$1,044,946	$(10,284)	$2,566,688	$3,601,358
Net income	—	—	—	—	199,612	199,612
Net change in unrealized gains (losses) from investments	—	—	—	1,995	—	1,995
Net change in foreign currency translation adjustment	—	—	—	19,632	—	19,632
Issuance of common stock relating to employee equity compensation plans	207	—	14,256	—	—	14,256
Tax withholdings related to net share settlements of equity awards	—	—	(21,787)	—	—	(21,787)
Common stock repurchased and retired	(942)	—	(11,387)	—	(280,973)	(292,360)
Equity forward contract related to accelerated stock repurchase	—	—	40,000	—	—	40,000
Stock-based compensation	—	—	75,595	—	—	75,595
Balance as of June 30, 2023	76,532	$8	$1,141,623	$11,343	$2,485,327	$3,638,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2022	Shares	Amount
Balance as of March 31, 2022	78,805	$8	$992,287	$(5,713)	$2,680,270	$3,666,852
Net income	—	—	—	—	112,800	112,800
Net change in unrealized gains (losses) from investments	—	—	—	(301)	—	(301)
Net change in foreign currency translation adjustment	—	—	—	(13,756)	—	(13,756)
Issuance of common stock relating to employee equity compensation plans	11	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	—	—	(654)	—	—	(654)
Common stock repurchased and retired	(757)	—	(8,891)	—	(191,109)	(200,000)
Stock-based compensation	—	—	34,140		—	34,140
Balance as of June 30, 2022	78,059	$8	$1,016,882	$(19,770)	$2,601,961	$3,599,081

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2022	Shares	Amount
Balance as of December 31, 2021	78,710	$8	$999,006	$4,326	$2,619,374	$3,622,714
Net income	—	—	—	—	247,098	247,098
Net change in unrealized gains (losses) from investments	—	—	—	(3,029)	—	(3,029)
Net change in foreign currency translation adjustment	—	—	—	(21,067)	—	(21,067)
Issuance of common stock relating to employee equity compensation plans	250	—	14,827	—	—	14,827
Tax withholdings related to net share settlements of equity awards	—	—	(52,187)	—	—	(52,187)
Common stock repurchased and retired	(901)	—	(10,525)	—	(264,511)	(275,036)
Stock-based compensation	—	—	65,761	—	—	65,761
Balance as of June 30, 2022	78,059	$8	$1,016,882	$(19,770)	$2,601,961	$3,599,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,612	$247,098
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(36,688)	14,747
Depreciation and amortization	71,639	59,907
Stock-based compensation	75,595	65,761
Non-cash operating lease cost	15,531	15,075
Other non-cash operating activities	21,860	16,172
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(73,680)	(53,462)
Inventories	19,064	(91,060)
Prepaid expenses and other assets	(16,799)	(14,219)
Accounts payable	(10,351)	(23,944)
Accrued and other long-term liabilities	140,284	(212,896)
Long-term income tax payable	(11,113)	(1,657)
Deferred revenues	56,718	136,021
Net cash provided by operating activities	451,672	157,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(122,664)	(163,348)
Purchase of marketable securities	(2,373)	(20,466)
Proceeds from maturities of marketable securities	17,601	21,690
Proceeds from sales of marketable securities	4,048	92,235
Purchase of equity investments	(75,000)	—
Other investing activities	74	(2,189)
Net cash used in investing activities	(178,314)	(72,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,256	14,827
Common stock repurchases	(292,360)	(275,036)
Payments for equity forward contracts related to accelerated share repurchase agreements	40,000	—
Payroll taxes paid upon the vesting of equity awards	(21,788)	(52,187)
Net cash used in financing activities	(259,892)	(312,396)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,523)	4,978
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,943	(221,953)
Cash, cash equivalents, and restricted cash at beginning of the period	942,355	1,100,139
Cash, cash equivalents, and restricted cash at end of the period	$952,298	$878,186
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, "Company", or “Align”) on a consistent basis with the audited Consolidated Financial Statements for the year ended December 31, 2022, and contain all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and we make no representations related thereto.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of intangible assets and property and equipment, long-lived assets and goodwill, income taxes, contingent liabilities, the fair values of financial instruments, stock-based compensation and the valuation of investments in privately held companies, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Uncertainties

Our business has been materially impacted by fluctuations in macroeconomic conditions, which have been exacerbated by ongoing geopolitical issues. While the situation is highly uncertain and evolving, we have been and continue to be impacted by factors such as inflation, supply chain challenges, rising interest rates, volatilities in the financial markets, foreign currency exchange rate fluctuations, impacts on consumer confidence and purchasing power, and global recession concerns which could further subject our business to materially adverse consequences should any portion of its impacts become prolonged or escalate beyond its current scope. Additionally, we could also be materially adversely affected by uncertain or reduced demand, labor shortages, delays in collection of outstanding receivables and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

While the overall impact of the COVID-19 pandemic is gradually declining, we continue to be exposed to risks and uncertainties posed by it which varies by geographic region at different levels. The extent to which our business could be impacted in the future by the pandemic is highly uncertain and difficult to predict.

Recent Accounting Pronouncements

(i) Recent Accounting Pronouncements Not Yet Effective

We continue to monitor new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and do not believe any of the recently issued accounting pronouncements will have a material impact on our consolidated financial statements or related disclosures.

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities on our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in thousands):

					Reported as:
June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$759,407	$—	$—	$759,407	$759,407	$—	$—
Money market funds	192,549	—	—	192,549	192,549	—	—
Corporate bonds	59,703	—	(1,740)	57,963	—	39,145	18,818
U.S. government treasury bonds	14,054	—	(325)	13,729	—	9,096	4,633
Asset-backed securities	3,600	—	(13)	3,587	—	2,012	1,575
Municipal bonds	1,437	—	(18)	1,419	—	1,419	—
U.S. government agency bonds	5,214	—	(84)	5,130	—	4,133	997
Total	$1,035,964	$—	$(2,180)	$1,033,784	$951,956	$55,805	$26,023

					Reported as:
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$712,921	$—	$—	$712,921	$712,921	$—	$—
Money market funds	229,129	—	—	229,129	229,129	—	—
Corporate bonds	69,390	—	(2,915)	66,475	—	36,510	29,965
U.S. government treasury bonds	20,559	—	(549)	20,010	—	15,404	4,606
Asset-backed securities	4,514	1	(37)	4,478	—	2,909	1,569
Municipal bonds	3,447	—	(61)	3,386	—	2,711	675
U.S. government agency bonds	5,231	1	(69)	5,163	—	—	5,163
Total	$1,045,191	$2	$(3,631)	$1,041,562	$942,050	$57,534	$41,978

The following table summarizes the fair value of our available-for-sale marketable securities classified by contractual maturity as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Due in 1 year or less	$50,644	$51,037
Due in 1 year through 5 years	31,184	48,475
Total	$81,828	$99,512

The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Our unrealized losses as of June 30, 2023 and December 31, 2022 are primarily due to changes in interest rates and credit spreads.

The following tables summarize the gross unrealized losses as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2023
	Less than 12 months		12 Months of Greater		Total
June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,514	$(15)	$56,155	$(1,725)	$57,669	$(1,740)
U.S. government treasury bonds	1,986	(32)	11,743	(293)	13,729	(325)
Asset-backed securities	2,565	(5)	1,022	(8)	3,587	(13)
Municipal bonds	—	—	685	(18)	685	(18)
U.S. government agency bonds	3,980	(33)	1,150	(51)	5,130	(84)
Total	$10,045	$(85)	$70,755	$(2,095)	$80,800	$(2,180)

	As of December 31, 2022
	Less than 12 months		12 Months of Greater		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$10,639	$(440)	$54,634	$(2,475)	$65,273	$(2,915)
U.S. government treasury bonds	5,262	(177)	14,748	(372)	20,010	(549)
Asset-backed securities	2,636	(17)	1,275	(20)	3,911	(37)
Municipal bonds	—	—	2,412	(61)	2,412	(61)
U.S. government agency bonds	3,017	(5)	1,136	(64)	4,153	(69)
Total	$21,554	$(639)	$74,205	$(2,992)	$95,759	$(3,631)

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of accounts receivables and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under the factoring arrangements was $8.2 million during the three months and $16.2 million for the six months ended June 30, 2023. Factoring fees on the sales of receivables were recorded in other income (expense), net in our Condensed Consolidated Statement of Operations and were not material.

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

The following tables summarize our financial assets measured at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

Description	Balance as of June 30, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$192,549	$192,549	$—
Short-term investments:
U.S. government agency bonds	4,133	—	4,133
U.S. government treasury bonds	9,096	9,096	—
Corporate bonds	39,145	—	39,145
Municipal bonds	1,419	—	1,419
Asset-backed securities	2,012	—	2,012
Long-term investments:
U.S. government treasury bonds	4,633	4,633	—
Corporate bonds	18,818	—	18,818
U.S. government agency bonds	997	—	997
Asset-backed securities	1,575	—	1,575
	$274,377	$206,278	$68,099

Description	Balance as of December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$229,129	$229,129	$—
Short-term investments:
U.S. government treasury bonds	15,404	15,404	—
Corporate bonds	36,510	—	36,510
Municipal bonds	2,711	—	2,711
Asset-backed securities	2,909	—	2,909
Long-term investments:
U.S. government treasury bonds	4,606	4,606	—
Corporate bonds	29,965	—	29,965
Municipal bonds	675	—	675
U.S. government agency bonds	5,163	—	5,163
Asset-backed securities	1,569	—	1,569
	$328,641	$249,139	$79,502

Investments in Privately Held Companies

Our investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of our equity investment is adjusted to fair value for observable transactions for identical or similar investments of the same issuer. Investments in equity securities are reported on our Consolidated Balance Sheet as other assets, and we periodically evaluate them for impairment. We record any change in carrying value of our equity securities, in other income (expense), net in our Consolidated Statement of Operations. The carrying value of our equity investments in privately held companies without readily determinable fair values were not material, excluding Heartland, as of June 30, 2023 or 2022 and the associated adjustments to the carrying values of the investments were not material during the quarters ended June 30, 2023 and 2022.

On April 24, 2023, we entered into a Subscription Agreement (the "Subscription Agreement") with Heartland Dental Holding Corporation (“Heartland”) who is an affiliate of KKR Core Holding Company LLC, which is an investment vehicle managed or advised by, or otherwise affiliated with, Kohlberg Kravis Roberts & Co. L.P. (“KKR”). Heartland is a dental support organization (“DSO”) that provides nonclinical administrative and support services to supported dental professional corporations (“PCs”). Pursuant to the Subscription Agreement we acquired less than a 5% equity interest and have no significant influence in Heartland through the purchase of Class A Common Stock for $75 million. In connection with the Subscription Agreement, we entered into a Stockholders’ Agreement, by and among us, Heartland Dental Topco, LLC (“Topco”) and funds and accounts managed by affiliates of KKR & Co. Inc. (“KKR”), and a Side Letter, by and among us, Heartland, Topco and KKR (the "Side Letter"). Subject to certain restrictions set forth in the Side Letter, we agreed to provisions applicable to Heartland’s stockholders, including certain drag-along and voting obligations.

Similar to our other private equity investments Heartland is accounted for under the measurement alternative. Based on review of our equity investment, we determined there were no adjustments to the carrying value and it is properly reflected on our Consolidated Balance Sheet in other assets at $75 million as of June 30, 2023.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended June 30, 2023 and 2022, we recognized net gains of $1.1 million and of $10.8 million, respectively, and during the six months ended June 30, 2023 and 2022, we recognized a net loss of $5.3 million and a net gain of $9.2 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of foreign exchange forward contracts outstanding was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€218,700	$238,786
Canadian Dollar	C$106,000	79,959
Polish Zloty	PLN279,700	68,452
Chinese Yuan	¥408,000	56,266
British Pound	£43,900	55,704
Japanese Yen	¥5,340,000	37,136
Swiss Franc	CHF30,000	33,526
Brazilian Real	R$143,300	29,532
Mexican Peso	M$230,000	13,491
Israeli Shekel	ILS49,380	13,300
New Zealand Dollar	NZ$9,900	6,046
Czech Koruna	Kč60,000	2,750
New Taiwan Dollar	NT$82,000	2,629
Australian Dollar	A$3,460	$2,302
Korean Won	₩1,800,000	1,365
		$641,244

	December 31, 2022
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€186,900	$200,010
Polish Zloty	PLN365,988	83,307
Canadian Dollar	C$109,000	80,514
Chinese Yuan	¥471,000	68,223
British Pound	£41,200	49,677
Japanese Yen	¥6,200,000	47,196
Israeli Shekel	ILS110,030	31,383
Swiss Franc	CHF25,000	27,165
Brazilian Real	R$141,200	26,839
Mexican Peso	M$230,000	11,746
New Zealand Dollar	NZ$6,000	3,806
Australian Dollar	A$4,000	2,721
Czech Koruna	Kč56,000	2,469
New Taiwan Dollar	NT$60,000	1,959
		$637,015

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$148,793	$172,758
Work in process	100,468	96,558
Finished goods	63,475	69,436
Total inventories	$312,736	$338,752

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Value added tax receivables	$137,248	$140,484
Prepaid expenses	76,608	69,124
Other current assets	22,708	16,762
Total prepaid expenses and other current assets	$236,564	$226,370

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and benefits	$211,889	$149,508
Accrued income taxes	147,618	74,323
Accrued expenses	63,004	64,341
Accrued sales and marketing expenses	43,628	36,407
Current operating lease liabilities	28,770	26,574
Accrued property, plant and equipment	11,992	19,922
Other accrued liabilities	93,262	83,299
Total accrued liabilities	$600,163	$454,374

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$17,873	$16,169
Charged to cost of net revenues	9,421	7,660
Actual warranty expenditures	(6,797)	(7,334)
Balance at end of period	$20,497	$16,495

Deferred revenues consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred revenues - current	$1,396,747	$1,343,643
Deferred revenues - long-term [1]	$148,277	$160,662

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended June 30, 2023 and 2022, we recognized $1,002.2 million and $969.6 million of net revenues, respectively, of which $199.0 million and $178.4 million was included in the deferred revenues balance at December 31, 2022 and 2021, respectively.

During the six months ended June 30, 2023 and 2022, we recognized $1,945.3 million and $1,942.8 million of net revenues, respectively, of which $404.7 million and $363.3 million was included in the deferred revenues balance at December 31, 2022 and 2021, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of June 30, 2023 were $1,552.6 million. These performance obligations are expected to be fulfilled over the next six months to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2023, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2022	$109,480	$298,071	$407,551
Foreign currency translation adjustments	959	6,255	7,214
Balance as of June 30, 2023	$110,439	$304,326	$414,765

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2023	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2023
Existing technology	10	$112,051	$(39,434)	$(4,328)	$68,289
Customer relationships	10	21,500	(6,988)	—	14,512
Trademarks and tradenames	10	17,200	(7,361)	(4,122)	5,717
Patents	8	6,511	(5,685)	—	826
		$157,262	$(59,468)	$(8,450)	89,344
Foreign currency translation adjustments					(48)
Total intangible assets, net [1]					$89,296
1 Also includes $33.5 million of fully amortized intangible assets related to customer relationships.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2022	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2022
Existing technology	10	$112,051	$(33,537)	$(4,328)	$74,186
Customer relationships	10	21,500	(5,913)	—	15,587
Trademarks and tradenames	10	17,200	(6,442)	(4,122)	6,636
Patents	8	6,511	(5,288)	—	1,223
		$157,262	$(51,180)	$(8,450)	97,632
Foreign currency translation adjustments					(1,912)
Total intangible assets, net [1]					$95,720
1 Also includes $33.5 million of fully amortized intangible assets related to customer relationships.

The total estimated annual future amortization expense for these acquired intangible assets as of June 30, 2023 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2023	$8,213
2024	15,335
2025	14,959
2026	14,353
2027	11,992
Thereafter	24,492
Total	$89,344

Amortization expense for the three months ended June 30, 2023 and 2022 was $4.1 million and $3.9 million, respectively, and amortization expense for both the six months ended June 30, 2023 and 2022 was $8.2 million.

Note 5. Credit Facility

We have a credit facility that provides for a $300.0 million unsecured revolving line of credit, along with a $50.0 million letter of credit. On December 23, 2022, we amended certain provisions in our credit facility which included extending the maturity date on the facility to December 23, 2027 and replacing the interest rate from the existing LIBOR with SOFR (“2022 Credit Facility”). The 2022 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2022 Credit Facility bear interest, at our option, at either a rate based on the SOFR for the applicable interest period or a base rate, in each case plus a margin. As of June 30, 2023, we had no outstanding borrowings under the 2022 Credit Facility and were in compliance with the conditions and performance requirements in all material respects.

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

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets based on Section 2 of the Sherman Act. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims.

Plaintiffs filed a second amended complaint on October 21, 2021. On March 2, 2022, Plaintiffs filed a third amended complaint. On October 3, 2022, Plaintiffs filed a fourth amended complaint. On May 18, 2023, the court granted plaintiffs leave to file a fifth amended complaint. The amended complaints added allegations based on Section 1 of the Sherman Act. A jury trial is scheduled to begin in this matter on June 29, 2024 for issues related to Section 2 allegations. A jury trial is scheduled to begin in this matter on January 21, 2025 for issues related to Section 1 allegations. We believe the plaintiffs’ claims are without merit and we intend to vigorously defend ourselves.

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

On December 2, 2022, SDC filed a motion to re-open the arbitrator’s interim award in Align’s favor. On March 3, 2023, the arbitrator denied SDC’s motion to re-open. On March 6, 2023, Align filed a petition to confirm the arbitrator’s interim award in the Superior Court for Santa Clara County.

The arbitration hearing on SDC’s second counterclaim was held on February 21-23, 2023 in Chicago, Illinois. On May 18, 2023, the arbitrator issued a final award on SDC’s second counterclaim, finding that Align did not breach the Supply Agreement. The final award subsumed the interim award on our claims and SDC’s first counterclaim and concluded the Supply Agreement arbitration proceedings.

On May 30, 2023, Align filed a petition to confirm the final award in the Superior Court of Santa Clara County. Confirmation of the final award may be material to our results in the quarter reported. On June 16, 2023, SDC filed a petition to vacate the final award before the same court. On August 3, 2023, the Superior Court held arguments on Align's petition to confirm and SDC’s petition to vacate the final award in Align’s favor. Depending on how the Superior Court rules on those petitions, we anticipate recognizing the amount ultimately realizable following confirmation of the final award.

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

Note 7. Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 8 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of June 30, 2023, the 2005 Incentive Plan, as amended, has a total reserve of 27,783,379 shares of which 2,734,533 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of net revenues	$1,901	$1,614	$3,708	$3,128
Selling, general and administrative	29,002	26,491	57,693	51,216
Research and development	6,957	6,035	14,194	11,417
Total stock-based compensation	$37,860	$34,140	$75,595	$65,761

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the six months ended June 30, 2023 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2022	489	$427.23
Granted	502	316.03
Vested and released	(191)	380.55
Forfeited	(27)	394.18
Unvested as of June 30, 2023	773	$367.66	1.8	$273,404

As of June 30, 2023, we expect to recognize $224.7 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 3.0 years.

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

The following table summarizes the MSU performance activity for the six months ended June 30, 2023:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2022	144	$725.73
Granted [1]	82	629.53
Vested and released	(25)	392.67
Forfeited	(41)	392.67
Unvested as of June 30, 2023	160	$812.75	1.9	$56,670
1    Includes MSUs vested during the period above 100% of the grant as actual shares released is based on Align’s stock performance over the vesting period.

As of June 30, 2023, we expect to recognize $67.2 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.9 years.

Restricted Stock Units with Performance Conditions (“PSUs”)
During the six months ended June 30, 2023, we did not grant any PSUs to any employees. As of June 30, 2023, we expect to recognize $0.6 million of total unamortized compensation costs, net of estimated forfeitures, related to PSUs over a weighted average term of 1.5 years. Total PSUs granted were 4,728 and the weighted average grant date fair value for the PSUs was $201.63.

Employee Stock Purchase Plan

As of June 30, 2023, we have 2,046,725 shares available for future issuance under our Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	1.0	1.5
Expected volatility	56.7%	48.6%
Risk-free interest rate	4.6%	1.0%
Expected dividends	—	—
Weighted average fair value at grant date	$105.75	$196.97

As of June 30, 2023, we expect to recognize $14.5 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.6 years.

Note 9. Common Stock Repurchase Programs

In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”), which was completed in March 2023. In January 2023, our Board of Directors authorized a new plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”), none of which had been utilized as of June 30, 2023. The January 2023 Repurchase Program does not have an expiration date.

Accelerated Share Repurchase Agreements (“ASRs”)

During the three months ended March 31, 2023, we entered into or completed ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. We did not enter into any ASRs during the three months ended June 30, 2023. The following table summarizes the information regarding repurchases of our common stock under the ASRs:

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2022	May 2021	N/A1	Q1 2023	136,448	$293.15
Q1 2023	May 2021	$250.0	Q1 2023	805,905	$310.21
    1 During the fourth quarter of 2022, we entered into a $200.0 million ASR which was not completed as of December 31, 2022. During the first quarter of 2023, we paid a final $40.0 million related to the $200.0 million ASR, closing this ASR with the final delivery of shares.

As of June 30, 2023, $1.0 billion remains available for repurchases under the January 2023 Stock Repurchase Program.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $59.8 million and $60.8 million for the three months ended June 30, 2023 and 2022, respectively, representing effective tax rates of 34.8% and 35.0%, respectively. Our provision for income taxes was $106.6 million and $114.0 million for the six months June 30, 2023 and 2022, respectively, representing effective tax rates of 34.8% and 31.6%. Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three and six months ended June 30, 2023 and 2022 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $148.2 million and $141.6 million as of June 30, 2023 and December 31, 2022, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three and six months ended June 30, 2023.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$111,814	$112,800	$199,612	$247,098
Denominator:
Weighted average common shares outstanding, basic	76,524	78,395	76,722	78,568
Dilutive effect of potential common stock	165	150	175	272
Total shares, diluted	76,689	78,545	76,897	78,840

Net income per share, basic	$1.46	$1.44	$2.60	$3.15
Net income per share, diluted	$1.46	$1.44	$2.60	$3.13

Anti-dilutive potential common shares [1]	329	361	367	314

1 Represents RSUs and MSUs not included in the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$20,648	$60,115
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,152	$15,048
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,346	$16,351

Note 13. Segments and Geographical Information

Segment Information

We report segment information based on the management approach. The management approach designates the internal reporting used by our Chief Operating Decision Maker for decision making and performance assessment as the basis for determining our reportable segments. The performance measures of our reportable segments include net revenues, gross profit and income from operations. Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the segment. Certain operating expenses are attributable to operating segments and each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Costs not specifically allocated to segment income from operations include various corporate expenses such as stock-based compensation and costs related to IT, facilities, human resources, accounting and finance, legal and regulatory, and other separately managed general and administrative costs outside the operating segments and restructuring costs. We group our operations into two reportable segments (i) Clear Aligner segment and (ii) Imaging Systems and CAD/CAM services (“Systems and Services”) segment.

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Clear Aligner	$832,674	$798,398	$1,622,478	$1,608,094
Systems and Services	169,499	171,155	322,842	334,678
Total net revenues	$1,002,173	$969,553	$1,945,320	$1,942,772
Gross profit
Clear Aligner	$603,251	$585,245	$1,169,390	$1,190,941
Systems and Services	110,358	102,314	204,873	205,964
Total gross profit	$713,609	$687,559	$1,374,263	$1,396,905
Income from operations
Clear Aligner	$306,093	$307,209	$583,614	$619,928
Systems and Services	52,049	45,599	87,625	96,398
Unallocated corporate expenses	(186,211)	(164,612)	(365,792)	(330,048)
Total income from operations	$171,931	$188,196	$305,447	$386,278
Stock-based compensation
Clear Aligner	$4,491	$3,001	$9,145	$5,855
Systems and Services	263	236	584	450
Unallocated corporate expenses	33,106	30,903	65,866	59,456
Total stock-based compensation	$37,860	$34,140	$75,595	$65,761
Depreciation and amortization
Clear Aligner	$16,590	$14,029	$32,988	$27,796
Systems and Services	7,743	6,776	15,889	13,698
Unallocated corporate expenses	11,486	9,476	22,762	18,413
Total depreciation and amortization	$35,819	$30,281	$71,639	$59,907

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment income from operations	$358,142	$352,808	$671,239	$716,326
Unallocated corporate expenses	(186,211)	(164,612)	(365,792)	(330,048)
Total income from operations	171,931	188,196	305,447	386,278
Interest income	4,421	245	6,758	922
Other income (expense), net	(4,763)	(14,832)	(5,992)	(26,105)
Net income before provision for income taxes	$171,589	$173,609	$306,213	$361,095

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues [1]:
U.S.	$429,598	$430,053	$840,736	$850,973
Switzerland	341,006	330,351	654,137	662,090
Other International	231,569	209,149	450,447	429,709
Total net revenues	$1,002,173	$969,553	$1,945,320	$1,942,772

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	June 30, 2023	December 31, 2022
Long-lived assets [1]:
Switzerland	$566,755	$532,921
U.S.	208,822	214,804
Other International[2]	629,346	603,010
Total long-lived assets	$1,404,923	$1,350,735

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.
2 Certain prior period immaterial amounts have been reclassified to conform to current presentation.

Note 14. Restructuring and Other Charges

During the fourth quarter of 2022, we initiated a restructuring plan to increase efficiencies across the organization which was completed during the first half of 2023. During fiscal 2022, we incurred approximately $10.2 million in restructuring expenses, of which $3.9 million remained unpaid and was included in Accrued liabilities as of December 31, 2022. During the first quarter of 2023, we paid $3.7 million, and recorded incremental restructuring expenses of approximately $0.1 million. The remaining $0.3 million balance as of March 31, 2023 was paid during the three months ended June 30, 2023.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including inflation, fluctuations in currency exchange rates, rising interest rates, market volatility, weakness in general economic conditions and recessions and the impact of efforts by central banks and federal, state and local governments to combat inflation and recession, our expectations and beliefs regarding customer and consumer purchasing behavior and changes in consumer spending habits, our expectations regarding the impact of the military conflict in Ukraine and our operations and assets in Russia, our expectations regarding product mix and product adoption, our expectations regarding competition and our ability to compete in our target markets, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global and regional economies, our marketing and efforts to build our brand awareness, our estimates regarding the size and opportunities of the markets we are targeting along with our expectations for growth in those markets, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets and patient care, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, including its impact on our operational flexibility and responsiveness to customer demand, our beliefs regarding the importance of our manufacturing operations on our success, our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio, our beliefs regarding our business strategy and growth drivers, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality, our expectations regarding the sales growth of our intraoral scanner sales, our expectations regarding the productivity impact additional sales representatives will have on our sales and the impact of specialization of those representatives in sales channels, our expectations regarding the continued expansion of our international markets and their growth, our expectations regarding staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success, our expectations for future investments in and benefits from consumer demand sales and marketing activities, our preparedness and our customers’ preparedness to react to changing circumstances and demand, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash and investment balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgements we make related to our tax obligations, our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Macroeconomic Challenges and Military Conflict in Ukraine

Our revenues are susceptible to fluctuations in macroeconomic conditions, in line with inflation, rising interest rates, threats of or actual recessions, fluctuations in currency exchange rates, supply chain challenges, market volatility, actual and threatened wars and military actions, and other factors, each of which impact customer confidence, consumer sentiment and demand. Many of these same factors also impact our costs and those of our suppliers through higher raw material prices, transportation costs, labor costs, supply and distribution operations. Additionally, many of our international operations are denominated in currencies other than the U.S. dollar which were impacted in 2022 by macroeconomic slowing or contraction causing weakening against the U.S. dollar, which negatively impacted our financial condition and results of operations. In the first half of 2023, the U.S. dollar weakened against a number of these other currencies, favorably impacting our financial condition and results of operations. We expect this moderation of the strength of the dollar to continue, although we also expect the dollar to remain historically strong compared to many of these currencies. The nature and extent of the impact of these factors varies by time and region and remains uncertain and unpredictable.

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

Evolving Product Offerings

As the markets for clear aligners and digital processes and workflows used to transform the practice of dentistry continue to mature, we anticipate customer and patient expectations and demands will evolve and competition to supplant traditional bracket and wires to continue to increase. We expect to succeed in these evolving markets by continuing to meet customer demands with innovative treatment options that include more choices to address a wider scope of treatment goals and budgets based on our existing and new products. Our efforts to succeed with these innovative treatment options may result in larger and unpredictable variations in geographic and product mix and selling prices, causing uncertainty, including variations in products sold, changes in the amount and timing of deferred revenues and other potential impacts on our financial statements and business operations.

COVID-19 Pandemic Update

Although there remains significant uncertainty surrounding the COVID-19 pandemic for regional economies, its global impact continues to decline. During 2022, we experienced the impacts of the COVID-19 pandemic primarily in the Asia Pacific region, particularly in China, where lockdowns decreased economic activity throughout most of the year. With the easing of the COVID-19 restrictions in China in late 2022 and 2023, rates of infection in China initially increased early in the first quarter of 2023 and has then decreased as 2023 has progressed. We expect the impacts of the COVID-19 pandemic to remain unpredictable in 2023, although we expect them to decrease compared to 2022. Nevertheless, comparing our financial results for the reporting periods of 2023 to the same reporting periods of 2022 or earlier may not be a useful means by which to evaluate our business and results of operations due to volatility in regional business environments caused by the pandemic.

We strive to manage the challenges from the macroeconomic conditions, the conflict in Ukraine, the evolution of our target markets and COVID-19 by focusing on improving our operations, building flexibility and efficiencies in our processes, adjusting our business models to changing circumstances and offering products that meet market demand. Specifically, we are managing cost impacts through pricing actions, cost saving measures that drive value and maintaining control of our employee headcount. We also continue to innovate, introducing new and enhanced products that augment our doctor customer and patient experiences.

Further discussion of the impact of these challenges on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended June 30, 2023, our business operations reflect the following:

•Revenues of $1,002.2 million, an increase of 3.4% year-over-year;
•Clear Aligner revenues of $832.7 million, an increase of 4.3% year-over-year;
◦Americas Clear Aligner revenues of $375.3 million, a decrease of 2.6% year-over-year;
◦International Clear Aligner revenues of $378.4 million, an increase of 9.3% year-over-year;
◦Clear Aligner case volume increase of 0.9% year-over-year and Clear Aligner case volume increase for teenage patients of 9.7% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $169.5 million, a decrease of 1.0% year-over-year;
•Income from operations of $171.9 million and operating margin of 17.2%;
•Effective tax rate of 34.8%;
•Net income of $111.8 million with diluted net income per share of $1.46;
•Cash, cash equivalents and marketable securities of $1,033.8 million as of June 30, 2023;
•Operating cash flow of $251.8 million;
•Capital expenditures of $58.5 million, predominantly related to increases in our manufacturing capacity and facilities; and
•Number of employees was 22,910 as of June 30, 2023, a decrease of 4.6% year-over-year.

Other Statistical Data and Trends

•As of June 30, 2023, approximately 15.7 million people worldwide have been treated with our Invisalign system. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system.

•For the second quarter of 2023, total Invisalign cases submitted with a digital scanner in the Americas increased to 94.0%, up from 91.4% in the second quarter of 2022 and international scans increased to 88.0%, up from 83.7% in the second quarter of 2022. For the second quarter of 2023, 97.9% of Invisalign cases submitted by North American orthodontists were submitted digitally.

•The total utilization rate in the second quarter of 2023 decreased to 7.2 cases per doctor compared to 7.3 cases per doctor in the second quarter of 2022. Utilization rates in North America and our International locations were as follows:

▪North America: The utilization rate among our North American orthodontist customers decreased to 26.4 cases per doctor in the second quarter of 2023 compared to 26.8 cases per doctor in the second quarter of 2022 and the utilization rate among our North American GP customers increased to 5.2 cases per doctor in the second quarter of 2023 compared to 5.1 cases per doctor in the second quarter of 2022.

▪International: International doctor utilization rate was 6.6 cases per doctor in the second quarter of 2023 compared to 6.4 cases per doctor in the second quarter of 2022.

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
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

▪Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go and Invisalign Go Plus.

▪Non-Case products include, but are not limited to, retention products, Invisalign training, adjusting tools used by dental professionals during the course of treatment and Invisalign Accessory Products that are complementary to our doctor-prescribed principal products such as aligner cases (clamshells), teeth whitening products, cleaning solutions (crystals, foam and other material) and other oral health products available in certain commerce channels in select markets. We also offer in the U.S., Canada, and EMEA, a Doctor Subscription Program which is a monthly subscription program based on the doctor’s monthly need for retention or limited treatment. The program allows doctors the flexibility to order both “touch-up” or retention aligners within their subscribed tier and is designed for a segment of experienced Invisalign trained doctors who are currently not regularly using our retainers or low-stage aligners.

•Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options. Our services include subscription software, disposables, rentals, leases, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and six months ended June 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2023	2022	Change		2023	2022	Change
Clear Aligner net revenues:
Americas	$375.3	$385.2	$(9.9)	(2.6)%	$736.6	$761.4	$(24.9)	(3.3)%
International	378.4	346.2	32.2	9.3%	732.6	717.3	15.3	2.1%
Non-case	79.0	67.0	12.0	17.9%	153.3	129.4	23.9	18.5%
Total Clear Aligner net revenues	$832.7	$798.4	$34.3	4.3%	$1,622.5	$1,608.1	$14.4	0.9%
Systems and Services net revenues	169.5	171.2	(1.7)	(1.0)%	322.8	334.7	(11.8)	(3.5)%
Total net revenues	$1,002.2	$969.6	$32.6	3.4%	$1,945.3	$1,942.8	$2.5	0.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Case volume data which represents Clear Aligner case shipments for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
Total case volume	604.4	599.0	5.5	0.9%	1,179.8	1,197.8	(18.0)	(1.5)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended June 30, 2023, total net revenues increased by $32.6 million as compared to the same period in 2022, primarily due to an increase in Clear Aligner ASPs and non-case revenues, partially offset by unfavorable foreign exchange rates and a decrease in scanner volumes.

For the six months ended June 30, 2023, total net revenues increased by $2.5 million as compared to the same period in 2022, primarily due to an increase in Clear Aligner non-case revenue and ASPs mostly offset by a decrease in both Clear Aligner case volumes and scanner volumes and unfavorable foreign exchange rates.

Clear Aligner - Americas

For the three months ended June 30, 2023, Americas net revenues decreased by $9.9 million as compared to the same period in 2022 due to a 4.0% decrease in case volumes, resulting in a reduction of net revenues by $15.4 million, partially offset by a $5.5 million increase due to higher ASP. Higher ASP reflects a full quarter impact of price increases driving increased net revenues by $18.8 million along with higher additional aligners which increased net revenues by $5.9 million. The increases in ASP were partially offset by unfavorable promotional discounts reducing net revenues by $13.2 million and unfavorable foreign exchange rates which decreased net revenues by $4.3 million.

For the six months ended June 30, 2023, Americas net revenues decreased by $24.9 million as compared to the same period in 2022 due to a 4.7% decrease in case volumes, resulting in a reduction of net revenues by $35.5 million, partially offset by a $10.6 million increase due to higher ASP. Higher ASP includes the full impact of price increases driving increased net revenues by $38.1 million along with higher additional aligners which increased net revenues by $11.3 million. The increases in ASP were partially offset by unfavorable promotional discounts reducing net revenues by $28.9 million, a product mix shift to lower priced products reducing net revenues by $5.7 million, and unfavorable foreign exchange rates which decreased net revenues by $5.2 million.

Clear Aligner - International

For the three months ended June 30, 2023, International net revenues increased by $32.2 million as compared to the same period in 2022, due to a 6.9% increase in case volumes, resulting in an increase of net revenues by $23.8 million, in addition to a $8.4 million increase due to higher ASP. Higher ASP reflects a full quarter impact of price increases driving increased net revenues by $27.8 million and higher additional aligners reducing net revenues by $24.0 million. The increases in ASP were partially offset by a product mix shift to lower priced products reducing net revenues by $26.3 million, unfavorable foreign exchange rates which decreased net revenues by $11.1 million, and unfavorable promotional discounts reducing net revenues by $7.7 million.

For the six months ended June 30, 2023, International net revenues increased by $15.3 million as compared to the same period in 2022, due to a 2.3% increase in case volumes, resulting in an increase of net revenues by $16.3 million, and lower ASP decreasing net revenues by $1.0 million. Lower ASP was largely due to a product mix shift to lower priced products reducing net revenues by $63.7 million, unfavorable foreign exchange rates which decreased net revenues by $37.5 million, and unfavorable promotional discounts reducing net revenues by $15.5 million. The decrease in ASP was primarily offset by higher additional aligners increasing net revenues by $56.5 million and price increases on most products which increased net revenues by $56.1 million.

Clear Aligner - Non-Case

For the three and six months ended June 30, 2023, non-case net revenues increased by $12.0 million and $23.9 million, respectively, as compared to the same periods in 2022 mainly due to retention products across all regions primarily driven by Vivera retainers and increased volumes from the Doctor Subscription program.

Systems and Services

For the three months ended June 30, 2023, Systems and Services net revenues decreased by $1.7 million as compared to the same period in 2022 primarily due to a lower number of scanners sold reducing net revenues by $14.4 million and lower scanner ASP reducing net revenues by $1.9 million. The decreases in net revenues were primarily offset by higher service revenues of $7.5 million and other revenues which increased net revenues by $7.1 million primarily due to revenue from sales of certified pre-owned scanners.

For the six months ended June 30, 2023, Systems and Services net revenues decreased by $11.8 million as compared to the same period in 2022 primarily due to a lower number of scanners sold reducing net revenues by $41.8 million. This decrease in net revenues was partially offset by higher service revenues of $16.4 million and other revenues increased by $13.6 million primarily due to revenue from sales of certified pre-owned scanners and scanner rentals.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Clear Aligner
Cost of net revenues	$229.4	$213.2	$16.3	$453.1	$417.2	$35.9
% of net segment revenues	27.6%	26.7%		27.9%	25.9%
Gross profit	$603.3	$585.2	$18.0	$1,169.4	$1,190.9	$(21.6)
Gross margin %	72.4%	73.3%		72.1%	74.1%
Systems and Services
Cost of net revenues	$59.1	$68.8	$(9.7)	$118.0	$128.7	$(10.7)
% of net segment revenues	34.9%	40.2%		36.5%	38.5%
Gross profit	$110.4	$102.3	$8.0	$204.9	$206.0	$(1.1)
Gross margin %	65.1%	59.8%		63.5%	61.5%
Total cost of net revenues	$288.6	$282.0	$6.6	$571.1	$545.9	$25.2
% of net revenues	28.8%	29.1%		29.4%	28.1%
Gross profit	$713.6	$687.6	$26.1	$1,374.3	$1,396.9	$(22.6)
Gross margin %	71.2%	70.9%		70.6%	71.9%

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

Clear Aligner

For the three and six months ended June 30, 2023, our gross margin percentage decreased as compared to the same periods in 2022 primarily due to increased manufacturing spend offset by higher ASP and lower freight costs.

Systems and Services

For the three and six months ended June 30, 2023, our gross margin percentage increased as compared to the same periods in 2022 primarily due to lower purchase price variance, service and freight costs, higher service revenue mix and partially offset by lower ASP.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Selling, general and administrative	$453.2	$426.4	$26.8	$892.9	$865.9	$27.0
% of net revenues	45.2%	44.0%		45.9%	44.6%

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

For the three and six months ended June 30, 2023, selling, general and administrative expense increased compared to the same period in 2022 primarily due to higher salaries expense, fringe benefits and stock-based and incentive compensation, offset by lower advertising and marketing costs and reductions in litigation expense.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Research and development	$88.5	$73.0	$15.5	$175.9	$144.8	$31.2
% of net revenues	8.8%	7.5%		9.0%	7.5%

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

For the three and six months ended June 30, 2023, research and development expense increased compared to the same periods in 2022 primarily due to higher salaries expense, fringe benefits and stock-based and incentive compensation as we continue to focus on our investments in innovation and research.

Income from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Clear Aligner
Income from operations	$306.1	$307.2	$(1.1)	$583.6	$619.9	$(36.3)
Operating margin %	36.8%	38.5%		36.0%	38.6%
Systems and Services
Income from operations	$52.0	$45.6	$6.5	$87.6	$96.4	$(8.8)
Operating margin %	30.7%	26.6%		27.1%	28.8%
Total income from operations [1]	$171.9	$188.2	$(16.3)	$305.4	$386.3	$(80.8)
Operating margin %	17.2%	19.4%		15.7%	19.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three and six months ended June 30, 2023, our operating margin percentage decreased compared to the same periods in 2022 primarily due to higher operating expenses as a percentage of net revenues and lower gross margin.

Systems and Services

For the three months ended June 30, 2023, our operating margin percentage increased compared to the same periods in 2022 primarily due to lower operating expenses as a percentage of net revenues and higher gross margins.

For the six months ended June 30, 2023, our operating margin percentage decreased compared to the same period in 2022 primarily due to higher operating expenses as a percentage of revenue partially offset by increased gross margin.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest income	$4.4	$0.2	$4.2	$6.8	$0.9	$5.8
% of net revenues	0.4%	—%		0.3%	—%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three and six months ended June 30, 2023, interest income increased compared to the same periods in 2022 primarily due to higher interest rates in the first and second quarter of 2023.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Other income (expense), net	$(4.8)	$(14.8)	$10.1	$(6.0)	$(26.1)	$20.1
% of net revenues	(0.5)%	(1.5)%		(0.3)%	(1.3)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three and six months ended June 30, 2023, other income (expense), net increased compared to the same periods in 2022 primarily due to the favorable impact of foreign exchange rates and miscellaneous charges.

Provision for income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Provision for income taxes	$59.8	$60.8	$(1.0)	$106.6	$114.0	$(7.4)
Effective tax rates	34.8%	35.0%		34.8%	31.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three and six month periods ended June 30, 2023 and 2022 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S.

The decrease in our effective tax rate for the three months ended June 30, 2023 compared to the same period in 2022 is primarily attributable to the change in our jurisdictional mix of income, foreign income taxed at different rates, partially offset by higher excess tax benefits from stock-based compensation and remeasurement of Switzerland deferred tax asset due to Swiss tax rate change.

The increase in our effective tax rate for the six months ended June 30, 2023 compared to the same period in 2022 is primarily attributable to the change in our jurisdictional mix of income, foreign income taxed at different rates, and lower excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and Trends

As of June 30, 2023 and December 31, 2022, we had the following cash and cash equivalents and short-term and long-term marketable securities (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$951,956	$942,050
Marketable securities, short-term	55,805	57,534
Marketable securities, long-term	26,023	41,978
Total	$1,033,784	$1,041,562

As of June 30, 2023 and December 31, 2022, approximately $719.5 million and $653.7 million, respectively, of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We intend to continue reinvesting our foreign subsidiary earnings indefinitely and expect the additional costs upon repatriation of these foreign earnings not to be significant. We generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

The sanctions against Russian banks or international bank messaging systems due to the military conflict between Ukraine and Russia could impact our ability to access our cash in Russia but would not materially impact our liquidity position. As of June 30, 2023, cash and cash equivalents domiciled in Russia, which is required to fund their current operating requirements, represent approximately 1.4% of our total cash, cash equivalents and marketable securities.
Our material cash requirements are as follows:

•For 2023, we expect our investments in capital expenditures to exceed $200.0 million. Capital expenditures primarily relate to building purchases, construction and improvements as well as additional manufacturing capacity to support our international expansion. This includes our investment in an aligner fabrication facility in Wroclaw, Poland which began serving doctors during the second quarter of 2022 as a part of our strategy to bring operational facilities closer to customers. As we continue growing, we intend to expand our investments in research and development, manufacturing, treatment planning, sales and marketing operations to meet actual and anticipated local and regional demands.

•During the six months ended June 30, 2023, we entered into or completed ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. The May 2021 Repurchase Program was completed as of March 31, 2023. In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”), none of which had been utilized as of June 30, 2023. Refer to Note 9 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•There have been no material changes to our purchase commitments for goods and services and future operating lease payments during the periods covered by this 10-Q outside the normal course of business compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$451,672	$157,543
Investing activities	(178,314)	(72,078)
Financing activities	(259,892)	(312,396)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,523)	4,978
Net (decrease) increase in cash, cash equivalents, and restricted cash	$9,943	$(221,953)

Operating Activities

For the six months ended June 30, 2023, cash flows from operations of $451.7 million resulted primarily from our net income of approximately $199.6 million as well as the following:

Significant adjustments to net income

•Stock-based compensation of $75.6 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $71.6 million related to our investments in property, plant and equipment and intangible assets;
•Deferred taxes of $36.7 million related to increase in long term deferred tax position;
•Non-cash operating lease costs of $15.5 million related to lease amortization; and
•Other non-cash operating of $21.9 million majority related to amortization of deferred commissions.

Significant changes in working capital

•Increase of $140.3 million in accrued and other long-term liabilities primarily due to higher incentive accruals for 2023, as well as timing of payment of other activities;
•Decrease of $73.7 million in accounts receivable due to timing of collections and partially offset by increased revenues;
•Increase of $56.7 million in deferred revenues due to the deferral of revenue on shipments; and
•Increase of $19.1 million in inventories primarily due to our purchase of long lead components to meet expected demand.

Investing Activities

Net cash used in investing activities was $178.3 million for the six months ended June 30, 2023 and primarily consisted of purchases of property, plant and equipment of $122.7 million which included a building acquisition for $24.5 million, an equity method investment of $75.0 million and purchases of marketable securities of $2.4 million, partially offset by sales and maturities of our marketable securities of $21.6 million.

Financing Activities

Net cash used in financing activities was $259.9 million for the six months ended June 30, 2023 and consisted of common stock repurchases net of $252.4 million and payroll taxes paid for equity awards through share withholdings of $21.8 million which were partially offset by $14.3 million of proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fair market value of fixed-rate securities may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2023, we had approximately $81.8 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of June 30, 2023, we are not subject to risks from immediate interest rate increases on our unsecured revolving line of credit facility.

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

Military Conflict in Ukraine

After beginning in 2022, the military conflict between Russia and Ukraine has continued to escalate and create challenges to already uncertain macroeconomic conditions. As of June 30, 2023, we do not expect these events to have any material impact on our operations. Our Russia net revenues as a percentage of our consolidated net revenues and our assets domiciled in Russia, including cash and cash equivalents, as a percentage of our total assets, are immaterial.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Business and Industry Risks
•Changes in demand for our products
•Increased competition
•Failure of our new products, or changes to our existing products, to attract or retain consumers or generate revenue
•Successful integration of our acquisitions
Operational Risks
•Business disruptions
•Predicting demand
•Availability of supplies
•Shipping delays
•Personnel development and retention
•Effectiveness of marketing and our ability to attract consumers
Legal, Regulatory and Compliance Risks
•Government investigations, enforcement actions, and settlements
•Compliance with laws and regulatory and legislative mandates or guidance
•Privacy, cybersecurity and data protection
•Litigation, including class action lawsuits

Intellectual Property Risks
•Obtain, maintain, protect, and enforcement of our intellectual property rights
Financial, Tax and Accounting Risks
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

Political events, trade and other international disputes, wars, and terrorism can lead to unexpected tariffs or trade restrictions, which may adversely impact our business. Tariffs, such as the tariffs on Chinese goods, and responses to the tariffs increase the cost of our products and the components and raw materials used to make them. Increased costs could adversely impact our gross margin and reduce demand for our products. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that adversely impact our operations and supply chain, limit our ability to offer products and services or inhibit our ability to comply due to contradictions with other laws. These measures could require us to take various actions, including changing suppliers or restructuring business relationships. Complying with new or changed trade restrictions is expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may be unable to effectively mitigate their adverse impacts. If disputes and conflicts escalate in the future, the responses by governments may be significantly more restrictive and could materially affect our business.

Political unrest, threats, tensions, actions and responses to any social, economic, business, geopolitical, military, terrorism, or acts of war involving key commercial, development or manufacturing markets such as China, Mexico, Israel, Europe, or other countries could materially impact our international operation. For example, our employees in Israel could be obligated to perform reserve duty in the Israeli military and be called for additional active duty under emergency circumstances. If this or any other events or conditions occur, the impact to us, our employees and customers would be uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence disrupts our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers and other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure.

The military conflict between Russia and Ukraine has materially adversely impacted global economies. Our commercial operations have been impacted by the conflict and if we fail to support existing customers, we may harm our reputation, and be subject to legal and regulatory actions in Russia. Additionally, although the majority of our research and development personnel formerly headquartered in Russia have relocated, some personnel remain. Whether those that are in Russia or those in their new locations remain with us over the long-term is unknown. If we are unable to retain key skilled personnel, or we are unable to quickly replace such personnel with individuals of equivalent technical expertise and qualifications, our business and financial condition could be materially effected. Moreover, production could be impaired as a result of the military conflict in other countries such as Poland and Israel, where our fabrication facilities are located. We have no way to predict the progress or outcome of the conflict in Ukraine or the reactions by governments, businesses or consumers but it could have a material effect on our business and operating results.

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

Our products require our customers to change from traditional treatment methods. For example, Invisalign treatment is a significant change from traditional metal wires and brackets orthodontic treatment, and customers and consumers may not find it cost-effective or preferable to traditional treatment. A number of dental professionals continue to believe Invisalign treatment is only appropriate for a limited percentage of patients or are reluctant to move from analog to digital. Additionally, our iTero products provide a digital alternative and some dental professionals have been and may continue to be resistant to move to a digital platform. Increased market acceptance of our products depends in part on the recommendations of dental professionals, as well as other factors including efficacy, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods. If demand for our products fails to increase, our business and operating results may be harmed.

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

The average selling prices of our products, particularly our Invisalign system, are influenced by numerous factors, including the type and timing of products sold (particularly the timing of orders for additional clear aligners for certain Invisalign products) and foreign exchange rates. In addition, we sell a number of products at different list prices which may differ based on country. Our average selling prices for our Invisalign system and iTero scanners have been impacted in the past and may be adversely affected again in the future if:

•we introduce new or change existing promotions, general or volume-based discount programs, product or services bundles or consumer rebate programs;
•participation in any promotions or programs unexpectedly increases, decreases or drives demand in unexpected and material ways;
•our geographic, channel or product mix shifts to lower priced products or to products with a higher percentage of deferred revenue;
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

The dental industry is in a period of immense and rapid digital transformation involving products, technologies, distribution channels and business models. While solutions such as our Invisalign system, iTero scanners and CAD/CAM software facilitate this transition, whether our technologies will achieve market acceptance and, if adopted, whether and when they may become obsolete, remains unclear. In addition, we face competition from companies that introduce new technologies and products and we may be unable to compete with these competitors or they may render our technology or products obsolete or economically unattractive. If we are unable to compete effectively with existing products or respond effectively to any new technologies, our business could be harmed.

Currently, the Invisalign system competes primarily against traditional metal wires and brackets and increasingly against clear aligners manufactured and distributed by new and existing market entrants and manufacturers of traditional wires and brackets, and from traditional medical device companies, laboratories, startups and, in some cases, doctors and Dental Support Organizations (“DSOs”) themselves. The number and types of competitors are diverse and growing rapidly. They vary by segment, geography, and size, and include new and well-established regional competitors in dental markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners in their offices using 3D printing technology. Large consumer product companies may also start supplying orthodontic products.

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

Our iTero intraoral scanner can be used to start clear aligner therapy, as well as other dental procedures, including restorative, implant planning and dentures, and also functions as a diagnostic tool. The iTero intraoral scanner competes with polyvinyl siloxane (“PVS”) impressions and new scanners in the market that doctors use for clear aligner therapy or other dental procedures. It also competes with traditional bite wing 2D dental x-rays for detecting interproximal caries. If we are unable to compete effectively with these existing products, existing competitors, new market entrants, or respond effectively to new technologies, our Systems and Services segment could be harmed.

To stimulate product and services demand, we have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers and releasing lower priced products. Whether or not successful, these promotional campaigns and lower priced products have had and may in the future have unexpected and unintended consequences, including reduced gross margins, profitability and average selling prices, net revenues, volume growth, and net income.

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
•offer attractive and competitive service and subscription plans; and
•encourage customers to adopt new technologies and provide the needed technical, sales and marketing support to make new product and services launches successful.

If we fail to accurately predict the needs and preferences of customers and their patients, or fail to produce viable technologies or products, we may invest heavily in research and development that does not lead to significant revenues. Even if we successfully innovate and develop new products and product improvements, we may incur substantial costs doing so and our profitability may suffer. It may be difficult to gain market share and acceptance for new or improved products. Introduction and acceptance of any products and services may take significant time and effort, particularly if they require doctor education and training to understand their benefits or doctors choose to withhold judgment on a product until patients complete their treatments. For instance, it can take up to 24 months or longer to complete treatment using our Invisalign system.

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

Additionally, as an organization we do not have a history of significant acquisitions or integrating their operations and cultures with our own. As such, we are subject to various risks when making a strategic investment or acquisition which could materially impact our business or results of operations, including that we may:

•fail to perform proper due diligence and inherit unexpected material issues or assets, including intellectual property (“IP”) or other litigation or ongoing investigations, accounting irregularities or improprieties, bribery, corruption or other compliance liabilities;
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

Additionally, we have established treatment planning and manufacturing facilities closer to our international customers to provide them with better experiences, improve their confidence using our products to treat patients, create efficiencies, and provide redundancy should other facilities be temporarily or permanently unavailable. Our ability to equip facilities is subject to significant risk and uncertainty. If a facility is temporarily or permanently, partially or fully shut down, or if demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to fulfill orders timely, or at all, which may negatively impact our financial results, reputation and overall business.

Our products and IT systems are critical to our business. Issues with product development or enhancements, IT system and software integration, implementation, updates and upgrades have previously and could again in the future disrupt our operations and have a material impact on our business, our reputation and operating results.

We rely on the efficient, uninterrupted and secure operation of our own complex IT systems and are dependent on key third party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, cyber-attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing customer preferences. Expanded remote working and increased usage of online and hosted technology platforms by us, our customers and suppliers, including teledentistry and new or expanded use of online service platforms, products and solutions such as video conferencing applications, doctor, consumer and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform certain business processes, extend established processes to new subsidiaries and/or implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems which entails certain risks, including disruption of our operations, such as our ability to develop and update products that are safe and secure, track orders and timely ship products, manage our supply chain and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products and IT systems may materially impact our financial position, results of operations and cash flows.

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

We are highly dependent on the talent and efforts of our personnel, including highly skilled personnel like orthodontists and production technicians in our treatment planning facilities, and employees on our clinical engineering, technology development and sales teams. We strive to retain our personnel by providing competitive compensation and benefits, development opportunities and training, flexible work options, and an inclusive corporate culture. However, there is substantial competition in our industry for highly-skilled personnel, in particular significantly higher demand for technical and digital talent, and our competitors have in the past and will likely continue in the future to recruit our personnel. Our compensation and benefit arrangements, such as our equity award programs, may not successfully attract new employees and retain and motivate existing employees. In addition, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities and restrictive immigration policies. The loss of any of our key personnel, particularly executive management, key research and development personnel or key sales team personnel, could harm our business and prospects and could impede the achievement of our research and development, operational or strategic objectives.

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

We are and may in the future be subject to antitrust or competition related investigations, enforcement actions by governmental agencies, competitors, consumers, customers, and others which could cause us to incur substantial costs, enter into settlements, consents or be subject to judgments. Resolving these matters may require us to change our business practices in a manner materially adverse to our business. Governments and regulators are actively developing new competition laws and regulations aimed at the technology sector, artificial intelligence and digital platforms and coordinating their activities globally, including in large markets such as the EU, U.S., and China. Government regulatory actions and court decisions may result in fines or hinder our ability to provide certain benefits to our consumers, reducing the attractiveness of our products and the revenue derived from them or our ability to pursue certain mergers, acquisitions, business combinations or other transactions. Other companies and government agencies have in the past and may in the future allege that our actions violate antitrust or competition laws or otherwise constitute unfair competition. Such claims and investigations, even if unfounded, may be expensive to defend, involve negative publicity, and divert management time and attention, any of which may materially impact our results of operations.

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

We are also subject to anti-corruption and anti-bribery (“ABAC”) laws such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act of 2010, which generally prohibit corrupt payments to foreign officials for the purpose of obtaining or maintaining business, securing an advantage and directing business to another. To comply with ABAC laws, regulators require we maintain accurate books and records and a system of internal accounting controls. Under the FCPA, we may be held liable for corruption by directors, officers, employees, agents, or other strategic or local partners or representatives.

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

Environmental regulations related to greenhouse gases, sustainability and reduction of waste are expected to have an increasingly larger impact on us or our suppliers. Many U.S. and foreign regulators have or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases, including carbon dioxide and methane, from power generation units using fossil fuels. The effects of greenhouse gas emission limits on power generation are subject to significant uncertainties, including the timing of any new requirements, levels of emissions reductions and the scope and types of emissions regulated. Additionally, laws on sustainability and waste reduction are emerging and consumers may demand more sustainability in our products. Such regulations and consumer demands may affect how we manufacture and package our products, which may increase our costs and those of our suppliers and could result in manufacturing, transportation and supply chain disruptions if clean energy or sustainable alternatives are not readily available in adequate amounts when required. Moreover, alternative energy sources, coupled with reduced investments in traditional energy production and infrastructure, may not provide predictable, reliable, and consistent energy that we, our suppliers and other businesses require.

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

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are also increasingly focused on corporate ESG practices. Additionally, public interest and legislative pressure related to companies’ ESG practices continues to grow. If our ESG practices fail to meet investor or other industry stakeholders’ frequently evolving expectations and standards, including environmental stewardship, support for local communities, board of director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be harmed, customers and suppliers may be unwilling to do business with us and investors may be unwilling to invest in us. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the disclosure and other expectations of stakeholders, our reputation, business, financial performance, growth, and stock price may be adversely impacted.

Intellectual Property Risks

Our success depends in part on our proprietary technology, and if we fail to successfully obtain or enforce our IP rights, our competitive position may be harmed.

Our success depends in part on our ability to maintain existing IP rights and obtain, maintain and enforce further IP protection for our products. Our inability to do so could harm our competitive position.

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

Enforcement of our IP rights is time-consuming and costly, and could ultimately prove to be unsuccessful. In certain jurisdictions, enforcement of IP rights is more difficult due to legislation and geopolitical circumstances. As we launch our products in different regions at different times, our products may be acquired and reverse engineered by potential competitors in regions where infringement is more difficult to pursue.

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

Extensive litigation over IP rights is common in medical device, optical scanner, 3D printing and other technologies and industries on which our products and services are based. Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and will likely be needed in the future to determine the validity and scope of certain of our IP rights and those claimed by third parties. These proceedings are used to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products and the products of competitors. We have been sued for infringement of third parties’ patents in the past and are currently defending patent infringement lawsuits and other legal claims. In addition, we periodically receive letters from third parties drawing our attention to their IP rights and there may be other third-party IP rights of which we are presently unaware. As dentistry becomes more digital, competitors may make defense of our IP more challenging. Asserting or defending these proceedings can be unpredictable, protracted, time-consuming, expensive and distracting to management and technical personnel. Their outcomes may adversely affect the validity and scope of our IP rights, hinder our ability to manufacture and market our products, require us to seek licenses for infringing products or technologies or result in the assessment of significant monetary damages. Unfavorable rulings could include monetary damages, injunctions prohibiting us from selling our products, or exclusion orders preventing us from importing our products in one or more countries. Moreover, independent actions by competitors, customers or others have alleged that our efforts to enforce our IP rights constitute unfair competition or violations of antitrust laws and investigations and additional litigation based on the same or similar claims may be brought in the future. The potential effects on our business operations resulting from litigation, whether or not ultimately determined in our favor or settled by us, are costly and could materially affect our results of operations and reputation.

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

Compliance with tax laws requires significant judgment concerning our worldwide provision for income taxes. Changes in tax laws or changes to how those laws are applied to our business in practice, could affect the amount of tax to which we are subject and the manner in which we operate. Additionally, the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project proposes changes to long-standing tax principles, including allocating greater taxing rights to countries where customers are located and establishing a global minimum tax rate of at least 15%. Numerous countries are evaluating their existing tax laws due in part to recommendations made by the OECD’s BEPS project. The changes proposed by the BEPS project, if adopted by specific countries, may increase tax uncertainty and adversely affect our provision for income taxes.

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

We have a history of recurring stock repurchase programs intended to return capital to our investors. Future stock repurchase programs are contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue repurchasing our common stock in the future at historical levels or at all, or that our stock repurchase programs will beneficially impact our stock price. Additionally, effective January 1, 2023, the Inflation Reduction Act imposes a 1% excise tax on our stock repurchases, which will increase our tax liabilities and the cost to retire stock and may impact if and how much stock we choose to repurchase in the future.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

There were no stock repurchases during the three months ended June 30, 2023. As of June 30, 2023, we have $1.0 billion remaining available for repurchases under the January 2023 Repurchase Program authorized by our Board of Directors in January 2023 (Refer to Note 9 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on the January 2023 Repurchase Program).

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended Certificate of Incorporation of Align Technology, Inc.	S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.1A	Certificate of Amendment to the Amended Certificate of Incorporation	8-K	5/20/2016	3.01
3.1B	Certificate of Amendment to the Amended Certificate of Incorporation				*
3.2	Amended and Restated Bylaws of registrant	8-K	3/01/2023	3.1
10.1	Subscription Agreement, dated as of April 24, 2023 between Align Technology, Inc. and Heartland Dental Holding Corporation				*
10.2
Stockholders' Agreement, dated as of April 24, 2023 by and among Heartland Dental Holding Corporation, Heartland Dental Topco, LLC, KKR Core Holding Company LLC, KKR Partners IV L.P., any Sponsor Group Permitted Transferee as defined in the Agreement and Align Technology, Inc.
*
10.3
Side Letter, dated as of April 24, 2023 by and among Heartland Dental Holding Corporation, Heartland Dental Topco, LLC, KKR Core Holding Company LLC, KKR Partners IV L.P., any Sponsor Group Permitted Transferee as defined in the Stockholders' Agreement and Align Technology, Inc.
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

ALIGN TECHNOLOGY, INC.

August 4, 2023	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

August 4, 2023	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance