Form 10-Q
period 2023-09-30
ALIGN TECHNOLOGY INC
filed 2023-11-03
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 27, 2023 was 76,589,114.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$960,214	$890,348	$2,905,534	$2,833,120
Cost of net revenues	297,138	271,179	868,195	817,046
Gross profit	663,076	619,169	2,037,339	2,016,074
Operating expenses:
Selling, general and administrative	407,992	398,547	1,300,876	1,264,402
Research and development	88,738	76,966	264,670	221,738
Total operating expenses	496,730	475,513	1,565,546	1,486,140
Income from operations	166,346	143,656	471,793	529,934
Interest income and other income (expense), net:
Interest income	5,522	1,685	12,280	2,607
Other income (expense), net	(9,757)	(22,700)	(15,749)	(48,805)
Total interest income and other income (expense), net	(4,235)	(21,015)	(3,469)	(46,198)
Net income before provision for income taxes	162,111	122,641	468,324	483,736
Provision for income taxes	40,684	49,941	147,285	163,938
Net income	$121,427	$72,700	$321,039	$319,798

Net income per share:
Basic	$1.59	$0.93	$4.19	$4.08
Diluted	$1.58	$0.93	$4.18	$4.07
Shares used in computing net income per share:
Basic	76,569	78,093	76,670	78,408
Diluted	76,826	78,237	76,849	78,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$121,427	$72,700	$321,039	$319,798
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(9,822)	(20,246)	9,810	(41,313)
Change in unrealized gains (losses) on investments, net of tax	526	(729)	2,521	(3,758)
Other comprehensive income (loss)	(9,296)	(20,975)	12,331	(45,071)
Comprehensive income	$112,131	$51,725	$333,370	$274,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,239,013	$942,050
Marketable securities, short-term	44,792	57,534
Accounts receivable, net of allowance for doubtful accounts of $13,155 and $10,343, respectively	904,178	859,685
Inventories	296,189	338,752
Prepaid expenses and other current assets	217,632	226,370
Total current assets	2,701,804	2,424,391
Marketable securities, long-term	18,137	41,978
Property, plant and equipment, net	1,268,388	1,231,855
Operating lease right-of-use assets, net	118,966	118,880
Goodwill	404,295	407,551
Intangible assets, net	82,741	95,720
Deferred tax assets	1,591,791	1,571,746
Other assets	132,429	55,826
Total assets	$6,318,551	$5,947,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,693	$127,870
Accrued liabilities	614,462	454,374
Deferred revenues	1,408,831	1,343,643
Total current liabilities	2,122,986	1,925,887
Income tax payable	116,443	124,393
Operating lease liabilities	98,523	100,334
Other long-term liabilities	178,733	195,975
Total liabilities	2,516,685	2,346,589
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 76,588 and 77,267 issued and outstanding, respectively)	8	8
Additional paid-in capital	1,193,057	1,044,946
Accumulated other comprehensive income (loss), net	2,047	(10,284)
Retained earnings	2,606,754	2,566,688
Total stockholders’ equity	3,801,866	3,601,358
Total liabilities and stockholders’ equity	$6,318,551	$5,947,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2023	Shares	Amount
Balance as of June 30, 2023	76,532	$8	$1,141,623	$11,343	$2,485,327	$3,638,301
Net income	—	—	—	—	121,427	121,427
Net change in unrealized gains (losses) from investments	—	—	—	526	—	526
Net change in foreign currency translation adjustment	—	—	—	(9,822)	—	(9,822)
Issuance of common stock relating to employee equity compensation plans	56	—	12,339	—	—	12,339
Tax withholdings related to net share settlements of equity awards	—	—	(507)	—	—	(507)
Stock-based compensation	—	—	39,602		—	39,602
Balance as of September 30, 2023	76,588	$8	$1,193,057	$2,047	$2,606,754	$3,801,866

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2023	Shares	Amount
Balance as of December 31, 2022	77,267	$8	$1,044,946	$(10,284)	$2,566,688	$3,601,358
Net income	—	—	—	—	321,039	321,039
Net change in unrealized gains (losses) from investments	—	—	—	2,521	—	2,521
Net change in foreign currency translation adjustment	—	—	—	9,810	—	9,810
Issuance of common stock relating to employee equity compensation plans	263	—	26,595	—	—	26,595
Tax withholdings related to net share settlements of equity awards	—	—	(22,294)	—	—	(22,294)
Common stock repurchased and retired	(942)	—	(11,387)	—	(280,973)	(292,360)
Equity forward contract related to accelerated stock repurchase	—	—	40,000	—	—	40,000
Stock-based compensation	—	—	115,197	—	—	115,197
Balance as of September 30, 2023	76,588	$8	$1,193,057	$2,047	$2,606,754	$3,801,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2022	Shares	Amount
Balance as of June 30, 2022	78,059	$8	$1,016,882	$(19,770)	$2,601,961	$3,599,081
Net income	—	—	—	—	72,700	72,700
Net change in unrealized gains (losses) from investments	—	—	—	(729)	—	(729)
Net change in foreign currency translation adjustment	—	—	—	(20,246)	—	(20,246)
Issuance of common stock relating to employee equity compensation plans	52	—	11,322	—	—	11,322
Tax withholdings related to net share settlements of equity awards	—	—	(424)	—	—	(424)
Stock-based compensation	—	—	32,918		—	32,918
Balance as of September 30, 2022	78,111	$8	$1,060,698	$(40,745)	$2,674,661	$3,694,622

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2022	Shares	Amount
Balance as of December 31, 2021	78,710	$8	$999,006	$4,326	$2,619,374	$3,622,714
Net income	—	—	—	—	319,798	319,798
Net change in unrealized gains (losses) from investments	—	—	—	(3,758)	—	(3,758)
Net change in foreign currency translation adjustment	—	—	—	(41,313)	—	(41,313)
Issuance of common stock relating to employee equity compensation plans	302	—	26,149	—	—	26,149
Tax withholdings related to net share settlements of equity awards	—	—	(52,611)	—	—	(52,611)
Common stock repurchased and retired	(901)	—	(10,525)	—	(264,511)	(275,036)
Stock-based compensation	—	—	98,679	—	—	98,679
Balance as of September 30, 2022	78,111	$8	$1,060,698	$(40,745)	$2,674,661	$3,694,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,039	$319,798
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(22,749)	6,765
Depreciation and amortization	108,669	92,096
Stock-based compensation	115,197	98,679
Non-cash operating lease cost	24,034	22,756
Impairment of equity investment	3,329	—
Other non-cash operating activities	28,435	26,216
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(80,297)	32,284
Inventories	31,639	(108,524)
Prepaid expenses and other assets	1,773	(32,440)
Accounts payable	(23,130)	(27,100)
Accrued and other long-term liabilities	156,024	(213,378)
Long-term income tax payable	(7,979)	9,019
Deferred revenues	82,894	197,854
Net cash provided by operating activities	738,878	424,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(12,304)
Purchase of property, plant and equipment	(144,302)	(238,696)
Purchase of marketable securities	(2,373)	(20,466)
Proceeds from maturities of marketable securities	35,754	22,456
Proceeds from sales of marketable securities	5,173	93,647
Purchase of equity investments	(76,999)	—
Other investing activities	128	(2,143)
Net cash used in investing activities	(182,619)	(157,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	26,595	26,149
Common stock repurchases	(292,360)	(275,036)
Payments for equity forward contracts related to accelerated share repurchase agreements	40,000	—
Payroll taxes paid upon the vesting of equity awards	(22,294)	(52,611)
Net cash used in financing activities	(248,059)	(301,498)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(11,205)	(20,422)
Net increase (decrease) in cash, cash equivalents, and restricted cash	296,995	(55,401)
Cash, cash equivalents, and restricted cash at beginning of the period	942,355	1,100,139
Cash, cash equivalents, and restricted cash at end of the period	$1,239,350	$1,044,738
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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future period, and we make no representations related thereto.

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

During the third quarter of 2023, we completed an assessment of the useful lives of certain manufacturing equipment used in cutting, forming, assembling and scanning. We adjusted the estimated useful life from ten (10) years to thirteen (13) years. This change in accounting estimate was effective and applied to assets in service beginning in the third quarter of 2023. The updated useful life will be applied prospectively on the assets scheduled to be placed in service in the future. The effect of this change in estimate was a reduction in depreciation expense of approximately $4.0 million and an increase in net income of $3.0 million, or $0.04 per share basic and diluted, for both the three and nine months ended September 30, 2023.

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

Military Conflict in Middle East

The recent conflict in the Middle East may further exacerbate general and regional macroeconomic instability, particularly if fighting is prolonged or spreads to other locations. Our iTero business is headquartered in Petach Tikva, Israel. We continue to monitor the potential for violence and military actions that may directly or indirectly impact our personnel, manufacturing, supply chain, and sales in unpredictable ways.

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

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities on our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in thousands):

					Reported as:
September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$988,029	$—	$—	$988,029	$988,029	$—	$—
Money market funds	250,984	—	—	250,984	250,984	—	—
Corporate bonds	44,572	—	(1,160)	43,412	—	31,828	11,584
U.S. government treasury bonds	11,394	—	(235)	11,159	—	6,503	4,656
Asset-backed securities	2,477	—	(7)	2,470	—	1,582	888
Municipal bonds	701	—	(10)	691	—	691	—
U.S. government agency bonds	5,263	—	(66)	5,197	—	4,188	1,009
Total	$1,303,420	$—	$(1,478)	$1,301,942	$1,239,013	$44,792	$18,137

					Reported as:
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$712,921	$—	$—	$712,921	$712,921	$—	$—
Money market funds	229,129	—	—	229,129	229,129	—	—
Corporate bonds	69,390	—	(2,915)	66,475	—	36,510	29,965
U.S. government treasury bonds	20,559	—	(549)	20,010	—	15,404	4,606
Asset-backed securities	4,514	1	(37)	4,478	—	2,909	1,569
Municipal bonds	3,447	—	(61)	3,386	—	2,711	675
U.S. government agency bonds	5,231	1	(69)	5,163	—	—	5,163
Total	$1,045,191	$2	$(3,631)	$1,041,562	$942,050	$57,534	$41,978

The following table summarizes the fair value of our available-for-sale marketable securities classified by contractual maturity as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Due in 1 year or less	$42,847	$51,037
Due in 1 year through 5 years	20,082	48,475
Total	$62,929	$99,512

The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Our unrealized losses as of September 30, 2023 and December 31, 2022 are primarily due to changes in interest rates and credit spreads.

The following tables summarize the gross unrealized losses as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2023
	Less than 12 months		12 Months of Greater		Total
September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,509	$(11)	$40,608	$(1,149)	$43,117	$(1,160)
U.S. government treasury bonds	1,995	(43)	9,163	(192)	11,158	(235)
Asset-backed securities	1,975	(4)	495	(3)	2,470	(7)
Municipal bonds	—	—	691	(10)	691	(10)
U.S. government agency bonds	4,030	(28)	1,166	(38)	5,196	(66)
Total	$10,509	$(86)	$52,123	$(1,392)	$62,632	$(1,478)

	As of December 31, 2022
	Less than 12 months		12 Months of Greater		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$10,639	$(440)	$54,634	$(2,475)	$65,273	$(2,915)
U.S. government treasury bonds	5,262	(177)	14,748	(372)	20,010	(549)
Asset-backed securities	2,636	(17)	1,275	(20)	3,911	(37)
Municipal bonds	—	—	2,412	(61)	2,412	(61)
U.S. government agency bonds	3,017	(5)	1,136	(64)	4,153	(69)
Total	$21,554	$(639)	$74,205	$(2,992)	$95,759	$(3,631)

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of accounts receivables and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under the factoring arrangements was $24.2 million during the three months and $40.4 million for the nine months ended September 30, 2023. Factoring fees on the sales of receivables were recorded in other income (expense), net in our Condensed Consolidated Statement of Operations and were not material.

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

The following tables summarize our financial assets measured at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

Description	Balance as of September 30, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$250,984	$250,984	$—
Short-term investments:
U.S. government agency bonds	4,188	—	4,188
U.S. government treasury bonds	6,503	6,503	—
Corporate bonds	31,828	—	31,828
Municipal bonds	691	—	691
Asset-backed securities	1,582	—	1,582
Long-term investments:
U.S. government treasury bonds	4,656	4,656	—
Corporate bonds	11,584	—	11,584
U.S. government agency bonds	1,009	—	1,009
Asset-backed securities	888	—	888
	$313,913	$262,143	$51,770

Description	Balance as of December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$229,129	$229,129	$—
Short-term investments:
U.S. government treasury bonds	15,404	15,404	—
Corporate bonds	36,510	—	36,510
Municipal bonds	2,711	—	2,711
Asset-backed securities	2,909	—	2,909
Long-term investments:
U.S. government treasury bonds	4,606	4,606	—
Corporate bonds	29,965	—	29,965
Municipal bonds	675	—	675
U.S. government agency bonds	5,163	—	5,163
Asset-backed securities	1,569	—	1,569
	$328,641	$249,139	$79,502

Investments in Privately Held Companies

Our investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of our equity investment is adjusted to fair value for observable transactions for identical or similar investments of the same issuer. Investments in equity securities are reported on our Consolidated Balance Sheet as other assets, and we periodically evaluate them for impairment. We record any change in carrying value of our equity securities, in other income (expense), net in our Consolidated Statement of Operations. The carrying value of our equity investments in privately held companies without readily determinable fair values were not material, excluding Heartland, as of September 30, 2023 or 2022 and the associated adjustments to the carrying values of the investments were not material during the quarters ended September 30, 2023 and 2022.

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

Similar to our other private equity investments Heartland is accounted for under the measurement alternative. Based on review of our equity investment, we determined there were no adjustments to the carrying value and it is properly reflected on our Consolidated Balance Sheet in other assets at $75 million as of September 30, 2023.

On September 6, 2023, we entered into a definitive agreement to acquire privately held Cubicure GmbH. The purchase price for the transaction will be approximately €79 million subject to customary closing adjustments and adjustments for Align’s existing ownership of capital stock of Cubicure. The acquisition is expected to close in the fourth quarter of 2023 or early 2024.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain trade and intercompany receivables and payables. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, during the three months ended September 30, 2023 and 2022, we recognized net gains of $19.8 million and of $34.6 million, respectively, and during the nine months ended September 30, 2023 and 2022, we recognized net gains of $14.4 million and of $43.8 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of foreign exchange forward contracts outstanding was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€271,600	$287,705
Canadian Dollar	C$103,200	76,384
Polish Zloty	PLN293,200	67,110
British Pound	£46,398	56,620
Chinese Yuan	¥399,000	54,764
Swiss Franc	CHF27,900	30,615
Japanese Yen	¥4,400,000	29,612
Brazilian Real	R$90,000	17,861
Mexican Peso	M$230,000	13,214
Israeli Shekel	ILS50,300	13,208
New Zealand Dollar	NZ$8,700	5,227
Czech Koruna	Kč86,800	3,762
Australian Dollar	A$3,970	2,567
New Taiwan Dollar	NT$77,600	2,405
Korean Won	₩1,400,000	1,036
		$662,090

	December 31, 2022
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€186,900	$200,010
Polish Zloty	PLN365,988	83,307
Canadian Dollar	C$109,000	80,514
Chinese Yuan	¥471,000	68,223
British Pound	£41,200	49,677
Japanese Yen	¥6,200,000	47,196
Israeli Shekel	ILS110,030	31,383
Swiss Franc	CHF25,000	27,165
Brazilian Real	R$141,200	26,839
Mexican Peso	M$230,000	11,746
New Zealand Dollar	NZ$6,000	3,806
Australian Dollar	A$4,000	2,721
Czech Koruna	Kč56,000	2,469
New Taiwan Dollar	NT$60,000	1,959
		$637,015

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$139,681	$172,758
Work in process	98,633	96,558
Finished goods	57,875	69,436
Total inventories	$296,189	$338,752

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Value added tax receivables	$123,980	$140,484
Prepaid expenses	59,496	69,124
Other current assets	34,156	16,762
Total prepaid expenses and other current assets	$217,632	$226,370

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and benefits	$203,712	$149,508
Accrued income taxes	157,175	74,323
Accrued expenses	73,087	64,341
Accrued sales and marketing expenses	35,405	36,407
Current operating lease liabilities	28,277	26,574
Accrued property, plant and equipment	14,437	19,922
Other accrued liabilities	102,369	83,299
Total accrued liabilities	$614,462	$454,374

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$17,873	$16,169
Charged to cost of net revenues	14,329	11,359
Actual warranty expenditures	(10,327)	(11,109)
Balance at end of period	$21,875	$16,419

Deferred revenues consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred revenues - current	$1,408,831	$1,343,643
Deferred revenues - long-term [1]	$146,271	$160,662

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet

During the three months ended September 30, 2023 and 2022, we recognized $960.2 million and $890.3 million of net revenues, respectively, of which $178.8 million and $156.5 million was included in the deferred revenues balance at December 31, 2022 and 2021, respectively.

During the nine months ended September 30, 2023 and 2022, we recognized $2,905.5 million and $2,833.1 million of net revenues, respectively, of which $583.5 million and $519.8 million was included in the deferred revenues balance at December 31, 2022 and 2021, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of September 30, 2023 were $1,560.7 million. These performance obligations are expected to be fulfilled over the next six months to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2023, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2022	$109,480	$298,071	$407,551
Foreign currency translation adjustments	(479)	(2,777)	(3,256)
Balance as of September 30, 2023	$109,001	$295,294	$404,295

Intangible Long-Lived Assets

Acquired intangible long-lived assets were as follows, excluding intangibles that were fully amortized (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2023	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2023
Existing technology	10	$112,051	$(42,383)	$(4,328)	$65,340
Customer relationships	10	21,500	(7,525)	—	13,975
Trademarks and tradenames	10	17,200	(7,820)	(4,122)	5,258
Patents	8	6,511	(5,884)	—	627
		$157,262	$(63,612)	$(8,450)	85,200
Foreign currency translation adjustments					(2,459)
Total intangible assets, net [1]					$82,741
1 Also includes $33.5 million of fully amortized intangible assets related to customer relationships.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2022	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2022
Existing technology	10	$112,051	$(33,537)	$(4,328)	$74,186
Customer relationships	10	21,500	(5,913)	—	15,587
Trademarks and tradenames	10	17,200	(6,442)	(4,122)	6,636
Patents	8	6,511	(5,288)	—	1,223
		$157,262	$(51,180)	$(8,450)	97,632
Foreign currency translation adjustments					(1,912)
Total intangible assets, net [1]					$95,720
1 Also includes $33.5 million of fully amortized intangible assets related to customer relationships.

The total estimated annual future amortization expense for these acquired intangible assets as of September 30, 2023 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2023	$4,069
2024	15,335
2025	14,959
2026	14,353
2027	11,992
Thereafter	24,492
Total	$85,200

Amortization expense for the three months ended September 30, 2023 and 2022 was $4.2 million and $3.9 million, respectively, and amortization expense for the nine months ended September 30, 2023 and 2022 was $12.4 million and $12.1 million, respectively.

Note 5. Credit Facility

We have a credit facility that provides for a $300.0 million unsecured revolving line of credit, along with a $50.0 million letter of credit. On December 23, 2022, we amended certain provisions in our credit facility which included extending the maturity date on the facility to December 23, 2027 and replacing the interest rate from the existing LIBOR with SOFR (“2022 Credit Facility”). The 2022 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2022 Credit Facility bear interest, at our option, at either a rate based on the SOFR for the applicable interest period or a base rate, in each case plus a margin. As of September 30, 2023, we had no outstanding borrowings under the 2022 Credit Facility and were in compliance with the conditions and performance requirements in all material respects.

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

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking monetary damages and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. A jury trial is scheduled to begin in this matter on May 13, 2024. We believe the plaintiffs’ claims are without merit and we intend to vigorously defend ourselves.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking monetary damages and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets based on Section

2 of the Sherman Act. Plaintiff filed an amended complaint on July 30, 2021 adding new plaintiffs and various state law claims. Plaintiffs filed a second amended complaint on October 21, 2021. On March 2, 2022, Plaintiffs filed a third amended complaint. On October 3, 2022, Plaintiffs filed a fourth amended complaint. On May 18, 2023, the court granted plaintiffs leave to file a fifth amended complaint. The amended complaints added allegations based on Section 1 of the Sherman Act. A jury trial is scheduled to begin in this matter on May 13, 2024 for issues related to Section 2 allegations. A jury trial is scheduled to begin in this matter on January 21, 2025 for issues related to Section 1 allegations. We believe the plaintiffs’ claims are without merit and we intend to vigorously defend ourselves.

We are currently unable to predict the outcome of these lawsuits and therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

SDC Dispute

On August 27, 2020, we initiated a confidential arbitration proceeding against SmileDirectClub LLC (“SDC”) before the American Arbitration Association in San Jose, California. This arbitration relates to the Strategic Supply Agreement (“Supply Agreement”) entered into between the parties in 2016. The complaint alleges that SDC breached the Supply Agreement’s terms, causing damages to us in an amount to be determined. On January 19, 2021, SDC filed a counterclaim alleging that we breached the Supply Agreement. On May 3, 2022, SDC filed an additional counterclaim alleging that we breached the Supply Agreement. We deny SDC's allegations in the counterclaims.

On October 27, 2022, the arbitrator issued an interim award on our claims and SDC’s first counterclaim finding that SDC breached the Supply Agreement, we did not breach the Supply Agreement, and SDC caused harm to us. Based on these findings, the arbitrator awarded us an interim award of $63 million in damages.

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

On May 30, 2023, Align filed a petition to confirm the final award in the Superior Court of Santa Clara County. On August 21, 2023, the Superior Court issued an order confirming the Interim and Final Awards. On September 8, 2023, the Superior Court entered judgment in Align’s favor for $63 million in damages.

On September 29, 2023, SDC and certain affiliates filed bankruptcy petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. The extent to which Align will be able to collect any or all of its $63 million judgment through SDC’s bankruptcy proceedings is unknown.

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

Note 7. Commitments and Contingencies

Tax Matter

During the three months ended September 30, 2023, the Company received a notice and initial assessment, in the amount of approximately $27 million, from His Majesty’s Revenue and Customs (“HMRC”) for unpaid value added tax (“VAT”) related to certain clear aligner sales made during the period of June 2022 through May 2023. We are required to pay this initial assessment prior to contesting or litigating the assessment in administrative and judicial proceedings. The Company has historically asserted and continues to assert that doctor prescribed clear aligners sold by dentists for the orthodontic treatment of patient malocclusions are exempt from VAT, that the Company has reasonably relied upon statements and guidance by HMRC and that the Company’s interpretation of United Kingdom legislation is appropriate. However, it is not possible at this stage to accurately evaluate the likelihood of an unfavorable outcome of any legal challenges brought by the Company against HMRC disputing this initial assessment and any assessments for other past periods, if any. Accordingly, the Company has determined that a potential loss related to unpaid VAT is not probable. As such, we have not recorded a contingent loss for the initial assessment in our Condensed Consolidated Statements of Operations for the three or nine months ended September 30, 2023. The Company acknowledges that this matter poses risks of litigation and the ultimate resolution of this matter could result in an unfavorable ruling, which consequently could lead to a significant loss to the Company. As of September 30, 2023, if an unfavorable ruling is issued, we estimate a potential exposure up to approximately $100 million, excluding interest and penalties.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources other than certain items disclosed in Note 8 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of September 30, 2023, the 2005 Incentive Plan, as amended, has a total reserve of 32,168,895 shares of which 4,754,771 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of net revenues	$1,974	$1,651	$5,682	$4,779
Selling, general and administrative	29,739	25,293	87,432	76,509
Research and development	7,889	5,974	22,083	17,391
Total stock-based compensation	$39,602	$32,918	$115,197	$98,679

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the nine months ended September 30, 2023 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2022	489	$427.24
Granted	508	316.52
Vested and released	(196)	378.93
Forfeited	(37)	388.56
Unvested as of September 30, 2023	764	$367.93	1.6	$233,165

As of September 30, 2023, we expect to recognize $202.1 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.8 years.

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

The following table summarizes the MSU performance activity for the nine months ended September 30, 2023:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2022	144	$725.73
Granted	82	629.53
Vested and released [1]	(25)	392.67
Forfeited	(43)	423.87
Unvested as of September 30, 2023	158	$811.06	1.7	$48,135
1    Includes MSUs vested during the period below 100% of the original grant as actual shares released is based on Align’s stock performance over the vesting period.

As of September 30, 2023, we expect to recognize $56.8 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.7 years.

Restricted Stock Units with Performance Conditions (“PSUs”)
During the nine months ended September 30, 2023, we did not grant any PSUs to any employees. As of September 30, 2023, we expect to recognize $0.5 million of total unamortized compensation costs, net of estimated forfeitures, related to PSUs over a weighted average term of 1.3 years. Total PSUs granted were 4,728 and the weighted average grant date fair value for the PSUs was $201.63.

Employee Stock Purchase Plan

As of September 30, 2023, we have 1,995,520 shares available for future issuance under our Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	1.2	1.5
Expected volatility	56.2%	50.2%
Risk-free interest rate	4.9%	1.8%
Expected dividends	—	—
Weighted average fair value at grant date	$133.53	$159.44

As of September 30, 2023, we expect to recognize $11.6 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.7 years.

Note 9. Common Stock Repurchase Programs

In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”), which was completed in March 2023. In January 2023, our Board of Directors authorized a new plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”), none of which had been utilized as of September 30, 2023. The January 2023 Repurchase Program does not have an expiration date.

Accelerated Share Repurchase Agreements (“ASRs”)

During the three months ended March 31, 2023, we entered into or completed ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. We did not enter into any ASRs during the three months ended September 30, 2023. The following table summarizes the information regarding repurchases of our common stock under the ASRs:

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

As of September 30, 2023, $1.0 billion remains available for repurchases under the January 2023 Stock Repurchase Program.

Subsequent to the third quarter, on October 26, 2023, we entered into an ASR to repurchase $250.0 million of our common stock. We made an initial payment of $250.0 million and received an initial delivery of approximately one million shares. The exact number of shares to be repurchased will be based on our volume-weighted average stock price under the terms of the ASR, less an agreed upon discount.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $40.7 million and $49.9 million for the three months ended September 30, 2023 and 2022, respectively, representing effective tax rates of 25.1% and 40.7%, respectively. Our provision for income taxes was $147.3 million and $163.9 million for the nine months ended September 30, 2023 and 2022, respectively, representing effective tax rates of 31.4% and 33.9%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three and nine months ended September 30, 2023 and 2022 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, application of newly issued tax guidance, state income taxes, and non-deductible expenses in the U.S.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $150.0 million and $141.6 million as of September 30, 2023 and December 31, 2022, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three and nine months ended September 30, 2023.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$121,427	$72,700	$321,039	$319,798
Denominator:
Weighted average common shares outstanding, basic	76,569	78,093	76,670	78,408
Dilutive effect of potential common stock	257	144	179	244
Total shares, diluted	76,826	78,237	76,849	78,652

Net income per share, basic	$1.59	$0.93	$4.19	$4.08
Net income per share, diluted	$1.58	$0.93	$4.18	$4.07

Anti-dilutive potential common shares [1]	245	345	263	317

1 Represents RSU and MSU shares excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$25,979	$41,255
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,559	$23,310
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25,048	$26,532

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

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues
Clear Aligner	$794,939	$732,837	$2,417,417	$2,340,931
Systems and Services	165,275	157,511	488,117	492,189
Total net revenues	$960,214	$890,348	$2,905,534	$2,833,120
Gross profit
Clear Aligner	$562,331	$519,387	$1,731,721	$1,710,328
Systems and Services	100,745	99,782	305,618	305,746
Total gross profit	$663,076	$619,169	$2,037,339	$2,016,074
Income from operations
Clear Aligner	$296,319	$259,434	$879,933	$879,362
Systems and Services	44,975	44,436	132,600	140,834
Unallocated corporate expenses	(174,948)	(160,214)	(540,740)	(490,262)
Total income from operations	$166,346	$143,656	$471,793	$529,934
Stock-based compensation
Clear Aligner	$5,772	$4,377	$14,917	$10,232
Systems and Services	366	240	950	690
Unallocated corporate expenses	33,464	28,301	99,330	87,757
Total stock-based compensation	$39,602	$32,918	$115,197	$98,679
Depreciation and amortization
Clear Aligner	$17,737	$14,678	$50,725	$42,474
Systems and Services	7,827	7,181	23,716	20,879
Unallocated corporate expenses	11,466	10,330	34,228	28,743
Total depreciation and amortization	$37,030	$32,189	$108,669	$92,096

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total segment income from operations	$341,294	$303,870	$1,012,533	$1,020,196
Unallocated corporate expenses	(174,948)	(160,214)	(540,740)	(490,262)
Total income from operations	166,346	143,656	471,793	529,934
Interest income	5,522	1,685	12,280	2,607
Other income (expense), net	(9,757)	(22,700)	(15,749)	(48,805)
Net income before provision for income taxes	$162,111	$122,641	$468,324	$483,736

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues [1]:
U.S.	$421,272	$400,045	$1,262,008	$1,251,018
Switzerland	259,587	257,845	913,724	919,935
Other International	279,355	232,458	729,802	662,167
Total net revenues	$960,214	$890,348	$2,905,534	$2,833,120

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	September 30, 2023	December 31, 2022
Long-lived assets [1]:
Switzerland	$567,230	$532,921
U.S.	206,348	214,804
Other International[2]	613,776	603,010
Total long-lived assets	$1,387,354	$1,350,735

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.
2 Certain prior period immaterial amounts have been reclassified to conform to current presentation.

Note 14. Restructuring and Other Charges

During the fourth quarter of 2022, we initiated a restructuring plan to increase efficiencies across the organization which was completed during the first half of 2023. During fiscal 2022, we incurred approximately $10.2 million in restructuring expenses, of which $3.9 million remained unpaid and was included in Accrued liabilities as of December 31, 2022. During the first quarter of 2023, we paid $3.7 million, and recorded incremental restructuring expenses of approximately $0.1 million. The remaining $0.3 million balance as of March 31, 2023 was paid during the three months ended June 30, 2023. During the three months ended September 30, 2023 there was no additional restructuring activity.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including inflation, fluctuations in currency exchange rates, rising interest rates, market volatility, weakness in general economic conditions and recessions and the impact of efforts by central banks and federal, state and local governments to combat inflation and recession, our expectations and beliefs regarding customer and consumer purchasing behavior and changes in consumer spending habits, our expectations regarding product mix and product adoption, our expectations regarding competition and our ability to compete in our target markets, our expectations regarding the sales growth of our intraoral scanner sales, our marketing and efforts to build our brand awareness, our estimates regarding the size and opportunities of the markets we are targeting along with our expectations for growth in those markets, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets and patient care, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, including its impact on our operational flexibility and responsiveness to customer demand, our beliefs regarding the importance of our manufacturing operations on our success, our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio, our beliefs regarding our business strategy and growth drivers, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality, our expectations regarding the productivity impact additional sales representatives will have on our sales and the impact of specialization of those representatives in sales channels, our expectations regarding the continued expansion of our international markets and their growth, our expectations regarding staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, our expectations regarding the impact of the military conflicts in the Middle East and Ukraine and our operations and assets in Israel and Russia, our expectations regarding the near and long-term implications of the COVID-19 pandemic on the global and regional economies, our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success, our expectations for future investments in and benefits from consumer demand sales and marketing activities, our preparedness and our customers’ preparedness to react to changing circumstances and demand, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of our international earnings from operations, our belief regarding the sufficiency of our cash and investment balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our expectations regarding our tax positions and the judgements we make related to our tax obligations, our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Executive Overview of Results

Trends and Uncertainties

Our strategic priorities remain focused on four principal pillars for growth: (i) international expansion; (ii) general practitioner dentists (“GPs”) adoption; (iii) patient demand and conversion; and (iv) orthodontic utilization. Our growth strategy depends on our ability to facilitate the digital transformation of dentistry happening around the world, our continuous focus on innovation, and expansion to meet and exceed evolving customer expectations as the array of products and services available to them increases. Below is a discussion of the significant trends and uncertainties that could impact our operations:
Macroeconomic Challenges and Military Conflicts in Ukraine and the Middle East

Our revenues are susceptible to fluctuations in macroeconomic conditions, inflation, fluctuations in currency exchange rates, rising interest rates, actual and threatened wars and military actions, threats of or actual recessions, supply chain challenges, market volatility, and other factors, each of which impact customer confidence, consumer sentiment and demand. Many of these same factors also impact our costs and those of our suppliers through higher raw material prices, transportation costs, labor costs, supply and distribution operations. In 2023, we have experienced negative impacts on the demand for our products which we believe are primarily due to the macroeconomic conditions that ultimately adversely impact disposable income and consumer demand. In particular, dental practices and industry research firms reported deteriorating orthodontic trends for the third quarter of 2023, including decreased patient visits and increased patient appointment cancellations, along with fewer case starts overall, especially among adult patients. The impacts of these trends vary by time and region, making operational results uncertain and difficult to predict.

Additionally, many of our international operations are denominated in currencies other than the U.S. dollar which were impacted in 2022 by macroeconomic slowing or contraction causing weakening against the U.S. dollar, which negatively impacted our financial condition and results of operations. In the third quarter of 2023, the U.S. dollar has strengthened against a number of other currencies, negatively impacting our financial condition and results of operations as compared to the second quarter of 2022. The strengthening or weakening of the U.S. dollar remains uncertain and unpredictable.

Moreover, the military conflict between Russia and Ukraine increased the unpredictability of the volatile macroeconomic conditions in 2022 and has continued doing so in 2023. While we do not anticipate the military conflict between Russia and Ukraine to materially impact our 2023 financial condition and results of operations, we expect the conflict will continue to create market uncertainties and dampen consumer sentiment and demand, particularly in Europe.

Similarly, the recent conflict in the Middle East may further exacerbate general and regional macroeconomic instability, particularly if fighting is prolonged or spreads to other locations. Our iTero business is headquartered near Tel Aviv, Israel in Petach Tikv, which is close to areas affected by ongoing violence and military action. Additionally, we have employees and consultants in Israel that have been called for service in the current conflict in the Middle East and such persons may be absent for an unknown period of time. We continue to monitor the potential for violence and military actions that may directly or indirectly impact our personnel, manufacturing, supply chain, and sales in unpredictable ways.

Evolving Product Offerings

As the markets for clear aligners, intraoral scanners and digital processes and workflows used to transform the practice of dentistry continue to mature, we anticipate customer and patient expectations and demands will evolve. We further expect competition with other clear aligner suppliers that supplant traditional bracket and wires and with other intraoral scanner manufacturers to continue to increase. To succeed in these evolving markets, we believe we need to continue meeting customer demands with innovative treatment options that include more choices to address a wider scope of treatment goals and budgets based on our existing and new products. Our efforts to succeed with these innovative treatment options may result in larger and unpredictable variations in geographic and product mix, selling prices, and sales volumes, causing uncertainty, including variations in products sold, changes in the amount and timing of deferred revenues and other potential impacts on our financial statements and business operations.

COVID-19 Pandemic Update

Although there remains significant uncertainty surrounding the COVID-19 pandemic for regional economies, its global impact continues to decline. During 2022, we experienced the impacts of the COVID-19 pandemic primarily in the Asia Pacific region, particularly in China, where lockdowns decreased economic activity throughout most of the year. With the easing of the COVID-19 restrictions in China in late 2022 and 2023, rates of infection in China initially increased early in the first quarter of 2023 and has then decreased as 2023 has progressed. The impacts of the COVID-19 pandemic have decreased compared to 2022. Accordingly, comparing our financial results for the reporting periods of 2023 to the same reporting periods of 2022 or earlier may not be a useful means by which to evaluate our business and results of operations due to volatility in regional business environments caused by the pandemic.

We strive to manage the challenges from the macroeconomic conditions, the conflicts in Ukraine and the Middle East, the evolution of our product offerings and target markets and COVID-19 by focusing on improving our operations, building flexibility and efficiencies in our processes, adjusting our business models to changing circumstances and offering products that meet market demand. Specifically, we are managing cost impacts through pricing actions, cost saving measures that drive value and maintaining control of our employee headcount. We also continue to innovate, introducing new and enhanced products that augment our doctor customer and patient experiences.

Further discussion of the impact of these challenges on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended September 30, 2023, our business operations reflect the following:

•Revenues of $960.2 million, an increase of 7.8% year-over-year;
•Clear Aligner revenues of $794.9 million, an increase of 8.5% year-over-year;
◦Americas Clear Aligner revenues of $366.6 million, an increase of 3.0% year-over-year;
◦International Clear Aligner revenues of $355.3 million, an increase of 13.6% year-over-year;
◦Clear Aligner case volume increase of 2.3% year-over-year and Clear Aligner case volume increase for teenage patients of 8.4% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $165.3 million, an increase of 4.9% year-over-year;
•Income from operations of $166.3 million and operating margin of 17.3%;
•Effective tax rate of 25.1%;
•Net income of $121.4 million with diluted net income per share of $1.58;
•Cash, cash equivalents and marketable securities of $1,301.9 million as of September 30, 2023;
•Operating cash flow of $287.2 million;
•Capital expenditures of $21.6 million, predominantly related to increases in our manufacturing capacity and facilities; and
•Number of employees was 22,680 as of September 30, 2023, a decrease of 4.7% year-over-year.

Other Statistical Data and Trends

•As of September 30, 2023, approximately 16.4 million people worldwide have been treated with our Invisalign system. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system.

•For the third quarter of 2023, total Invisalign cases submitted with a digital scanner in the Americas increased to 94.6%, up from 92.3% in the third quarter of 2022 and international scans increased to 87.6%, up from 84.3% in the third quarter of 2022. For the third quarter of 2023, 97.9% of Invisalign cases submitted by North American orthodontists were submitted digitally.

•The total utilization rate in the third quarter of 2023 increased to 7.1 cases per doctor compared to 7.0 cases per doctor in the third quarter of 2022. Utilization rates in North America and our International locations were as follows:

▪North America: The utilization rate among our North American orthodontist customers increased to 28.8 cases per doctor in the third quarter of 2023 compared to 27.6 cases per doctor in the third quarter of 2022 and the utilization rate among our North American GP customers increased to 4.9 cases per doctor in the third quarter of 2023 compared to 4.8 cases per doctor in the third quarter of 2022.

▪International: International doctor utilization rate was 6.1 cases per doctor in the third quarter of 2023 compared to 6.0 cases per doctor in the third quarter of 2022.

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
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

During the third quarter of 2023, we began including Touch Up case revenues in Americas and/or International net revenues that were previously included in Non-Case revenues and have recast business metrics for the periods presented above accordingly.

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

▪Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go and Invisalign Go Plus.

▪We also offer in the U.S., Canada, and EMEA, a Doctor Subscription Program which is a monthly subscription program based on the doctor’s monthly need for retention or limited treatment. The program allows doctors the flexibility to order both “touch-up” or retention aligners within their subscribed tier and is designed for a segment of experienced Invisalign trained doctors who are currently not regularly using our retainers or low-stage aligners. The low-stage aligners, the Touch up product, are included as a Non-Comprehensive Product.

▪Non-Case products include, but are not limited to, retention products including retention aligners ordered through the Doctor Subscription Program, Invisalign training, adjusting tools used by dental professionals during the course of treatment and Invisalign Accessory Products that are complementary to our doctor-prescribed principal products such as aligner cases (clamshells), teeth whitening products, cleaning solutions (crystals, foam and other material) and other oral health products available in certain commerce channels in select markets.

▪Our Systems and Services segment consists of our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options. Our services include subscription software, disposables, rentals, leases, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three and nine months ended September 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2023	2022	Change		2023	2022	Change
Clear Aligner net revenues:
Americas	$366.6	$355.8	$10.8	3.0%	$1,114.3	$1,122.5	$(8.3)	(0.7)%
International	355.3	312.7	42.6	13.6%	1,087.9	1,030.0	57.9	5.6%
Non-case	73.0	64.3	8.7	13.5%	215.3	188.4	26.8	14.2%
Total Clear Aligner net revenues	$794.9	$732.8	$62.1	8.5%	$2,417.4	$2,340.9	$76.5	3.3%
Systems and Services net revenues	165.3	157.5	7.8	4.9%	488.1	492.2	(4.1)	(0.8)%
Total net revenues	$960.2	$890.3	$69.9	7.8%	$2,905.5	$2,833.1	$72.4	2.6%

During the third quarter of 2023, we began including Touch Up case revenues in Americas and/or International net revenues that was previously included in Non-Case revenues and recast the nine months ended September 30, 2023 and the three months and nine months ended revenues September 30, 2022, respectively. Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Case volume data which represents Clear Aligner case shipments for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
Total case volume	602.3	588.6	13.8	2.3%	1,815.9	1,802.2	13.7	0.8%

During the third quarter of 2023, we began including Touch Up case volumes in Total case volumes and recast the nine months ended September 30, 2023 and the three months and nine months ended revenues September 30, 2022, respectively. Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2023, total net revenues increased by $69.9 million as compared to the same period in 2022, primarily due to increases in Clear Aligner ASP's and scanner and Clear Aligner case volumes, partially offset by unfavorable scanner ASP's.

For the nine months ended September 30, 2023, total net revenues increased by $72.4 million as compared to the same period in 2022, primarily due to an increase in Clear Aligner ASP’s, non-case revenue, and Clear Aligner case volumes partially offset by a decrease in both scanner volumes and ASP’s.

Clear Aligner - Americas

For the three months ended September 30, 2023, Americas net revenues increased by $10.8 million as compared to the same period in 2022 mostly due to higher ASP which increased net revenues $12.0 million. Higher ASP reflects price increases driving increased net revenues by $16.4 million along with higher additional aligners which increased net revenues by $10.9 million. The increases in ASP were partially offset by unfavorable promotional discounts reducing net revenues by $8.6 million and a product mix shift to lower priced products which reduced net revenues by $7.9 million.

For the nine months ended September 30, 2023, Americas net revenues decreased by $8.3 million as compared to the same period in 2022 due to a 1.4% decrease in case volumes, resulting in a reduction of net revenues of $15.4 million, partially offset by a $7.1 million increase due to higher ASP. Higher ASP includes price increases which increased net revenues by $54.8 million along with higher additional aligners which increased net revenues by $22.9 million. The increases in ASP were partially offset by unfavorable promotional discounts reducing net revenues by $37.6 million and a product mix shift to lower priced products reducing net revenues by $30.1 million.

Clear Aligner - International

For the three months ended September 30, 2023, International net revenues increased by $42.6 million as compared to the same period in 2022, due to a 5.5% increase in case volumes which resulted in an increased net revenues of $17.3 million, in addition to a $25.3 million increase due to higher ASP. Higher ASP reflects higher additional aligners increasing net revenues by $25.3 million and price changes on most products increased net revenues by $23.1 million. The increases in ASP were partially offset by a product mix shift to lower priced products reducing net revenues by $19.8 million, and unfavorable promotional discounts which reduced net revenues by $7.3 million.

For the nine months ended September 30, 2023, International net revenues increased by $57.9 million as compared to the same period in 2022, due to a 3.3% increase in case volumes, resulting in an increase of net revenues by $34.4 million, and higher ASP increasing net revenues by $23.5 million. Higher ASP was largely due to higher additional aligners increasing net revenues by $83.1 million, price increases on most products which increased net revenues by $80.1 million, and processing fees which increased net revenues by $8.5 million. The increases in ASP were partially offset by a product mix shift to lower priced products reducing net revenues by $84.3 million, unfavorable foreign exchange rates which decreased net revenues by $36.0 million, and unfavorable promotional discounts which reduced net revenues by $25.1 million.

Clear Aligner - Non-Case

For the three and nine months ended September 30, 2023, non-case net revenues increased by $8.7 million and $26.8 million, respectively, as compared to the same periods in 2022 mainly due to increased volume of Vivera retainers across all regions.

Systems and Services

For the three months ended September 30, 2023, Systems and Services net revenue increased by $7.8 million as compared to the same period in 2022 mostly due to higher services revenues of $7.3 million. A higher number of scanners sold increased net revenues by $17.1 million which was offset by lower scanner ASP which reduced net revenues by $18.9 million. The increased scanner volumes reflect a larger number of trade-ins/upgrades from a DSO customer with a lower ASP.

For the nine months ended September 30, 2023, Systems and Services net revenues decreased by $4.1 million as compared to the same period in 2022 primarily due to a lower number of scanners sold which lowered net revenues by $25.1 million and lower scanner ASP which reduced net revenues by $18.4 million. The decrease in scanner net revenues was mostly offset by higher service revenues of $23.8 million and other revenues which increased $15.7 million primarily due to revenue from sales of certified pre-owned scanners, CAD/CAM software, and scanner rentals.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Clear Aligner
Cost of net revenues	$232.6	$213.5	$19.2	$685.7	$630.6	$55.1
% of net segment revenues	29.3%	29.1%		28.4%	26.9%
Gross profit	$562.3	$519.4	$42.9	$1,731.7	$1,710.3	$21.4
Gross margin %	70.7%	70.9%		71.6%	73.1%
Systems and Services
Cost of net revenues	$64.5	$57.7	$6.8	$182.5	$186.4	$(3.9)
% of net segment revenues	39.0%	36.7%		37.4%	37.9%
Gross profit	$100.7	$99.8	$1.0	$305.6	$305.7	$(0.1)
Gross margin %	61.0%	63.3%		62.6%	62.1%
Total cost of net revenues	$297.1	$271.2	$26.0	$868.2	$817.0	$51.1
% of net revenues	30.9%	30.5%		29.9%	28.8%
Gross profit	$663.1	$619.2	$43.9	$2,037.3	$2,016.1	$21.3
Gross margin %	69.1%	69.5%		70.1%	71.2%

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

Clear Aligner

For the three and nine months ended September 30, 2023, our gross margin percentage decreased as compared to the same periods in 2022 primarily due to increased manufacturing spend offset by higher ASP's.

Systems and Services

For the three months ended September 30, 2023, our gross margin percentage decreased as compared to the same periods in 2022 primarily due to lower ASP offset by lower service and freight costs and manufacturing efficiencies.

For the nine months ended September 30, 2023, our gross margin percentage increased as compared to the same periods in 2022 primarily due to lower purchase price variance, service and freight costs, higher service revenue mix and partially offset by lower ASP.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Selling, general and administrative	$408.0	$398.5	$9.4	$1,300.9	$1,264.4	$36.5
% of net revenues	42.5%	44.8%		44.8%	44.6%

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

For the three and nine months ended September 30, 2023, selling, general and administrative expense increased compared to the same periods in 2022 primarily due to higher salaries expense, fringe benefits and stock-based and incentive compensation, offset by lower advertising and marketing costs.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Research and development	$88.7	$77.0	$11.8	$264.7	$221.7	$42.9
% of net revenues	9.2%	8.6%		9.1%	7.8%

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

For the three and nine months ended September 30, 2023, research and development expense increased compared to the same periods in 2022 primarily due to higher salaries expense, fringe benefits and stock-based and incentive compensation as we continue to focus on our investments in innovation and research.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Clear Aligner
Income from operations	$296.3	$259.4	$36.9	$879.9	$879.4	$0.6
Operating margin %	37.3%	35.4%		36.4%	37.6%
Systems and Services
Income from operations	$45.0	$44.4	$0.5	$132.6	$140.8	$(8.2)
Operating margin %	27.2%	28.2%		27.2%	28.6%
Total income from operations [1]	$166.3	$143.7	$22.7	$471.8	$529.9	$(58.1)
Operating margin %	17.3%	16.1%		16.2%	18.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended September 30, 2023, our operating margin percentage increased compared to the same period in 2022 primarily due to improved operating leverage.

For the nine months ended September 30, 2023, our operating margin percentage decreased compared to the same period in 2022 primarily due to higher operating expenses and lower gross margin.

Systems and Services

For the three months ended September 30, 2023, our operating margin percentage decreased compared to the same period in 2022 primarily due to lower gross margin.

For the nine months ended September 30, 2023, our operating margin percentage decreased compared to the same period in 2022 primarily due to higher operating expenses partially offset by slightly higher gross margin.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest income	$5.5	$1.7	$3.8	$12.3	$2.6	$9.7
% of net revenues	0.6%	0.2%		0.4%	0.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three and nine months ended September 30, 2023, interest income increased compared to the same periods in 2022 primarily due to higher interest rates during the first three quarters of 2023.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Other income (expense), net	$(9.8)	$(22.7)	$12.9	$(15.7)	$(48.8)	$33.1
% of net revenues	(1.0)%	(2.5)%		(0.5)%	(1.7)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three and nine months ended September 30, 2023, other income (expense), net increased compared to the same periods in 2022 primarily due to the favorable impact of foreign exchange rates.

Provision for income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Provision for income taxes	$40.7	$49.9	$(9.3)	$147.3	$163.9	$(16.7)
Effective tax rates	25.1%	40.7%		31.4%	33.9%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three and nine month periods ended September 30, 2023 and 2022 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S.

The decrease in our effective tax rate for the three months ended September 30, 2023 compared to the same period in 2022 is primarily attributable to the application of newly issued tax guidance, change in our jurisdictional mix of income, partially offset by higher U.S. taxes on foreign earnings and the remeasurement of Switzerland deferred tax asset due to Swiss tax rate change.

The decrease in our effective tax rate for the nine months ended September 30, 2023 compared to the same period in 2022 is primarily attributable to the application of newly issued tax guidance, change in our jurisdictional mix of income, partially offset by higher U.S. taxes on foreign earnings.

On July 21, 2023, the IRS issued Notice 2023-55 which specifically delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company’s ability to claim credits on certain foreign taxes for the fiscal year ended December 31, 2022. As a result of this new guidance, the Company recognized a one-time tax benefit related to prior year tax positions in the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

Liquidity and Trends

As of September 30, 2023 and December 31, 2022, we had the following cash and cash equivalents and short-term and long-term marketable securities (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,239,013	$942,050
Marketable securities, short-term	44,792	57,534
Marketable securities, long-term	18,137	41,978
Total	$1,301,942	$1,041,562

As of September 30, 2023 and December 31, 2022, approximately $920.6 million and $653.7 million, respectively, of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We intend to continue reinvesting our foreign subsidiary earnings; however, we may repatriate cash from time to time and expect the repatriation costs not to be significant. We generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

The sanctions against Russian banks or international bank messaging systems due to the military conflict between Ukraine and Russia could impact our ability to access our cash in Russia but would not materially impact our liquidity position. As of September 30, 2023, cash and cash equivalents domiciled in Russia, which is required to fund their current operating requirements, represent approximately 0.9% of our total cash, cash equivalents and marketable securities.
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

•During the nine months ended September 30, 2023, we entered into or completed ASR's providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. The May 2021 Repurchase Program was completed as of March 31, 2023. In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”), none of which had been utilized as of September 30, 2023. Refer to Note 9 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs. Subsequent to the third quarter, on October 26, 2023 we entered into an accelerated stock repurchase agreement to repurchase $250.0 million of our common stock under the January 2023 Repurchase Program.

•There have been no material changes to our purchase commitments for goods and services and future operating lease payments during the periods covered by this 10-Q outside the normal course of business compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

•On September 6, 2023, we entered into a definitive agreement to acquire privately held Cubicure GmbH. The purchase price for the transaction will be approximately €79 million subject to customary closing adjustments and adjustments for Align’s existing ownership of capital stock of Cubicure. The acquisition is expected to close in the fourth quarter of 2023 or early 2024.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$738,878	$424,025
Investing activities	(182,619)	(157,506)
Financing activities	(248,059)	(301,498)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11,205)	(20,422)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$296,995	$(55,401)

Operating Activities

For the nine months ended September 30, 2023, cash flows from operations of $738.9 million resulted primarily from our net income of approximately $321.0 million as well as the following:

Significant adjustments to net income

•Stock-based compensation of $115.2 million related to equity awards granted to employees and directors;
•Depreciation and amortization of $108.7 million related to our investments in property, plant and equipment and intangible assets;
•Other non-cash operating of $28.4 million million majority related to amortization of deferred commissions;
•Non-cash operating lease costs of $24.0 million related to lease amortization; and
•Deferred taxes of $(22.7) million related to increase in long term deferred tax position.

Significant changes in working capital

•Increase of $156.0 million in accrued and other long-term liabilities primarily due to higher incentive accruals for 2023, as well as timing of payment of other activities;
•Decrease of $80.3 million in accounts receivable due to timing of collections and partially offset by increased revenues;
•Increase of $82.9 million in deferred revenues due to the deferral of revenue on shipments; and
•Increase of $31.6 million in inventories primarily due to our purchase of long lead components to meet expected demand.

Investing Activities

Net cash used in investing activities was $182.6 million for the nine months ended September 30, 2023 and primarily consisted of purchases of property, plant and equipment of $144.3 million which included a building acquisition for $24.5 million, an equity method investments of $77.0 million and purchases of marketable securities of $2.4 million, partially offset by sales and maturities of our marketable securities of $40.9 million.

Financing Activities

Net cash used in financing activities was $248.1 million for the nine months ended September 30, 2023 and consisted of common stock repurchases net of $252.4 million and payroll taxes paid for equity awards through share withholdings of $22.3 million which were partially offset by $26.6 million of proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fair market value of fixed-rate securities may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2023, we had approximately $62.9 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of September 30, 2023, we are not subject to risks from immediate interest rate increases on our unsecured revolving line of credit facility.

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

We enter into foreign currency forward contracts for currencies where we have exposures, primarily the Euro, Japanese Yen, Chinese Yuan, Polish Zloty, Brazilian Real and Canadian Dollar, to minimize the short-term impact of foreign currency exchange rate fluctuations on cash and certain trade and intercompany receivables and payables. These forward contracts are not designated as hedging instruments and do not subject us to material balance sheet risk due to fluctuations in foreign currency exchange rates. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. These instruments are generally one month in original maturity and are marked to market through earnings every period. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates. It is difficult to predict the impact forward contracts could have on our results of operations.

Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use forward contracts to minimize the effect of these fluctuations, the impact of an aggregate change of 10% in foreign currency exchange rates relative to the U.S. dollar on our results of operations and financial position could be material.

Military Conflicts in Ukraine and Middle East

After beginning in 2022, the military conflict between Russia and Ukraine has continued to escalate and create challenges to already uncertain macroeconomic conditions. As of September 30, 2023, we do not expect these events to have any material impact on our operations. Our Russia net revenues as a percentage of our consolidated net revenues and our assets domiciled in Russia, including cash and cash equivalents, as a percentage of our total assets, are immaterial.

Similarly, the recent conflict in the Middle East may further exacerbate general and regional macroeconomic instability, particularly if fighting is prolonged or spreads to other locations. Our iTero business is headquartered in Petach Tikva, Israel and we have employees and consultants in Israel that have been called for service in the current conflict in the Middle East and such persons may be absent for an extended period of time. We continue to monitor the potential for violence and military actions that may directly or indirectly impact our personnel, manufacturing, supply chain, and sales in unpredictable ways.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Impairment of our goodwill, intangible or long-lived assets
•Compliance with accounting, financial reporting, and tax laws
•Management of our stock plans
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

Macroeconomic conditions impact consumer confidence and discretionary spending, which can adversely affect demand for our products. Consumer spending habits are affected by, among other things, inflation, fluctuations in currency exchange rates, general economic weakness, threats or actual recessions, pandemics, wars and military actions, employment levels, wages, debt obligations, discretionary income, interest rates, volatility in capital, and consumer confidence and perceptions of current and future economic conditions. Changes and uncertainty can, among other things, reduce or shift spending away from elective procedures, drive patients to pursue less costly orthodontic treatments, decrease the number of orthodontic case starts, reduce patient traffic in dentists’ offices or reduce demand for dental services generally. Further, decreased demand for dental services can cause dentists and labs to postpone investments in capital equipment, such as intraoral scanners and CAD/CAM equipment and software. The recent declines in, or uncertain economic outlooks for, the U.S., Chinese, European and certain other international economies have and may continue to adversely affect consumer and dental practice spending. Increases in the cost of fuel and energy, food and other essential items along with higher interest rates have reduced consumers' disposable income, decreasing discretionary spending for products like ours. Further, we cannot predict the impact of efforts by central banks and federal, state and local governments to combat higher inflation. If their efforts are too aggressive, they may lead to a recession. Alternatively, if they are insufficient or not sustained long enough to lower inflation acceptably, consumer spending may be adversely impacted for a prolonged period of time.

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

We have international operations and sales. We earn a large portion of our total revenues from international sales generated through our foreign direct and indirect operations and we expect to increase our sales and presence outside the U.S., particularly in markets we believe have high-growth potential. Moreover, most of our key production steps occur in locations outside of the U.S. For instance, we perform our digital treatment planning and aligner fabrication in multiple international locations, including large-scale operations in Mexico, Costa Rica, Poland, Japan and China. Additionally, we maintain significant global sales and marketing operations in Switzerland, Singapore and China, along with research and development operations globally, including in the U.S., Spain, Israel, Armenia and Germany. Our reliance on international operations and sales exposes us to fluctuations in foreign currencies that may adversely impact our business or results of operations. Although the U.S. dollar is our reporting currency, a large portion of our net revenues and net income are generated in foreign currencies. While we utilize forward contracts to reduce the adverse earnings impact from the effect of exchange rate fluctuations on certain assets and liabilities, our hedging strategies may not be successful, and currency exchange rate fluctuations have and may continue to materially adversely effect our operating results and cash flows. In addition, our foreign currency exposure on assets, liabilities and cash flows that we do not hedge have and could continue to have a material impact on our financial results in periods when the U.S. dollar significantly fluctuates in relation to foreign currencies.

Our business could be impacted by political events, trade and other international disputes, war, and terrorism, including the military conflicts between Russia and Ukraine and in the Middle East.

Political events, trade and other international disputes, war, and terrorism could harm or disrupt international commerce and the global economy and could materially effect our business as well as our customers, suppliers, contract manufacturers, distributors, and other business partners. Such risks include inflation, supply chain and trade disruptions, trade sanctions, reduced consumer spending, disruptions to our IT systems, including through network failures, malicious or disruptive software, or cyberattacks, energy shortages or rationing that adversely impacts our manufacturing facilities, rising fuel or rising costs of producing, procuring and shipping our products, fluctuations to foreign currency exchange rates, and constraints, volatility or disruption in the financial markets.

Political events, trade and other international disputes, wars, and terrorism can lead to unexpected tariffs or trade restrictions, that adversely impact our business. Tariffs, such as those on Chinese goods, and responses to the tariffs may increase the cost of our products and the components and raw materials used to make them. Increased costs could adversely impact our gross margin and reduce demand for our products. Countries may also adopt other measures, such as controls on the import or export of goods, technology or data, that adversely impact our operations and supply chains, limit our ability to offer products and services or inhibit our ability to comply due to contradictions with other laws. These measures could require us to take various actions, including changing suppliers or restructuring business relationships. Complying with new or changed trade restrictions is expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may be unable to effectively mitigate any adverse impacts. If disputes and conflicts escalate in the future, the responses by governments may be significantly more restrictive and could materially affect our business.

Political unrest, threats, tensions, actions and responses to any social, economic, business, geopolitical, military, terrorism, or acts of war involving key commercial, development or manufacturing markets such as China, Mexico, Israel, Europe, or other countries could materially impact our international operations. The impact to us, our employees and customers would be uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence disrupts our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers and other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure.

Military conflicts have materially adversely impacted global economies. Our commercial operations in Russia have been impacted by the conflict in Ukraine and if we fail to support existing customers, we may harm our reputation, and be subject to legal and regulatory actions in Russia. Additionally, the majority of our research and development personnel formerly headquartered in Russia have relocated. Whether those still in Russia or those relocated remain with us over the long-term is unknown. Additionally, our iTero operations are headquartered near Tel Aviv, Israel in Petach Tikv, which is close to areas affected by ongoing violence and military action. If the latest conflict in the region continues, it may impact our employees and their families. For instance, we have employees and consultants in Israel that have been called for service in the current conflict in the Middle East and such persons may be absent for an unknown period of time. Furthermore, our facility may be damaged or supply chains impaired as a result of hostilities which could disrupt ongoing operations and impact our financial results. We cannot predict the progress or outcome of these conflicts or the reactions by governments, businesses or consumers but they could materially adversely effect our business and operating results.

Our business could be impacted by major public health issues, including pandemics, and our business has been materially affected by the global and regional spread of COVID-19.

Major public health issues, including pandemics such as COVID-19, have adversely affected, and could in the future materially affect, our business due to their impact on the global and regional economies, demand for consumer products, and the imposition or removal of public safety measures. Public health concerns may also limit the movement of goods between regions, disrupt or delay supply chains and sales and distribution channels, resulting in interruptions to the supply of products. Insurance coverage, if available, may be insufficient to cover all losses that arise.

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

Natural disasters can impact our operations as well as those of our customers and critical suppliers. Natural disasters include earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, and extreme weather conditions that cause deaths, injuries, and critical health crises, power outages, restrictions and shortages of food, water, shelter, and medical supplies, telecommunications failures, materials scarcity, price volatility and other ramifications. Climate change is likely to increase the frequency and severity of natural disasters and, consequently, risks to our operations and financial results. Our digital dental modeling and certain of our customer facing operations are primarily processed in our facilities located in Costa Rica, our iTero scanners are primarily manufactured in China and Israel, and our aligner molds and finished aligners are fabricated in China, Mexico and Poland. These locations are in zones susceptible to natural disasters and their indirect effects. If a natural disaster occurs in a region where one of these facilities is located, our employees could be impacted, our research lost, and our ability to create treatment plans, respond to customer inquiries or manufacture and ship our aligners or intraoral scanners could be compromised, causing our customers to experience significant product and services delays.

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

Our products require our customers to change from traditional treatment methods. For example, Invisalign treatment is a significant change from traditional orthodontic metal wires and brackets, and customers and consumers may not find it cost-effective or preferable. A number of dental professionals continue to believe Invisalign treatment is only appropriate for a limited percentage of patients. Additionally, our clear aligners and iTero products provide a digital alternative and some dental professionals have been and may continue to be resistant to move to a digital platform. Increased market acceptance of our products depends in part on the recommendations of dental professionals, as well as other factors including efficacy, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods. If demand for our products fails to increase, our business, including our financial and operating results, may be harmed.

Our net revenues depend primarily on our Invisalign system and iTero scanners and any decline in sales or average selling price of these products may adversely affect net revenues, gross margin and net income.

Our net revenues remain largely dependent on sales of our Invisalign system of clear aligners and iTero intraoral scanners. Of the two, we expect net revenues from the sale of the Invisalign system will continue to account for the majority of our net revenues, making the continued and widespread acceptance of the Invisalign system by orthodontists, GPs and consumers critical to our success. Our operating results could be harmed if:

•orthodontists and GPs experience a reduction in consumer demand for orthodontic services;
•orthodontists, GPs or consumers are unwilling to adopt Invisalign system treatment as rapidly or in the volumes we anticipate and at the prices offered;
•orthodontists or GPs choose to continue using wires and brackets or competitive products rather than the Invisalign system or the rates at which they utilize the Invisalign system fail to increase;
•sales of our iTero scanners decline or fail to grow sufficiently or as anticipated;
•the growth of CAD/CAM solutions does not produce the results anticipated; or
•the average selling price of our products declines.

The average selling prices of our products, particularly our Invisalign system, are influenced by numerous factors, including the type and timing of products sold (particularly the timing of orders for additional clear aligners for certain Invisalign products) and foreign currency exchange rates. In addition, we sell a number of products at different list prices which may differ based on country. Our average selling prices for our Invisalign system and iTero scanners have been impacted in the past and may be adversely affected again in the future if:

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

Competition in the markets for our products is increasing and we expect aggressive competition from existing competitors, other companies that introduce new technologies or products in the future and customers who alone or with others create orthodontic appliances and solutions or other products or services that compete with us.

The dental industry is experiencing immense and rapid digital transformation, which is impacting products, technologies, distribution channels and business models. While solutions such as our Invisalign system, iTero scanners and CAD/CAM software facilitate this transition, whether our technologies will achieve market acceptance and, if adopted, when they may become obsolete, remains unclear. In addition, we face competition from companies that introduce new technologies and products. We may be unable to compete with these competitors or they may render our technology or products obsolete or economically unattractive. If we cannot compete effectively with existing products or respond effectively to any new technologies, our business could be harmed.

Currently, the Invisalign system competes primarily with traditional metal wires and brackets and increasingly against clear aligners which are manufactured and distributed by new and existing market entrants, including traditional medical device companies, laboratories, startups and, in some cases, doctors and Dental Support Organizations (“DSOs”) themselves. The number and types of competitors are diverse and growing rapidly. They vary by segment, geography, and size, and include new and well-established regional competitors in dental markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. Our competitors also include direct-to-consumer (“DTC”) companies that provide clear aligners using a remote business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners in their offices using 3D printing technology. Large consumer product companies may also start supplying orthodontic products.

The manipulation and movement of teeth and bone is a complex and delicate process with potentially painful and debilitating results if improperly performed or monitored. Accordingly, we deliver our Invisalign system primarily through trained and skilled doctors and are reliant on their recommendations and support. The Invisalign system requires a doctor's prescription and an in-person patient dental examination before beginning treatment; however, with the advent of DTC providers, there has been a shift away from traditional dental practices that may impact our primary selling channels. Doctors and DSOs are sampling alternative products and taking advantage of competitive promotions and sale opportunities.

Our iTero scanners can be used to start clear aligner therapy, as well as other dental procedures, including restorative, implant planning and dentures, and also functions as a diagnostic tool. iTero scanners compete with polyvinyl siloxane (“PVS”) impressions and numerous new intraoral scanners. It also competes with traditional bite wing 2D dental x-rays for detecting interproximal caries. If we are unable to compete effectively with these existing products, existing competitors, new market entrants, or respond effectively to new technologies, our Systems and Services segment could be harmed.

To stimulate product and services demand, we have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers and releasing lower priced products. These promotional campaigns and lower priced products have had, and may in the future have, unexpected and unintended consequences, including reduced gross margins, profitability and average selling prices, net revenues, volume growth, and net income.

We cannot be sure that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material effect on our business, results of operations and financial condition.

Our success depends on our ability to successfully develop, introduce, achieve market acceptance of, and manage new products and services.

Our success depends on our ability to quickly and profitably develop, manufacture, market, obtain and maintain regulatory approval or clearance of new products and services along with improvements to existing products and services. There is no assurance we can successfully develop, sell and achieve market acceptance of our new or improved products and services. The extent and rate at which new products or services may achieve market acceptance and penetration is a function of many variables, including our ability to:

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
•encourage customers to adopt new technologies and provide the needed technical, sales and marketing support to make new product and services launches successful; and
•source and receive quality raw materials or parts from our suppliers.

If we fail to accurately predict the needs and preferences of customers and their patients, or fail to offer viable products or services, we may invest heavily in research and development that does not lead to significant revenues. Even if we successfully innovate and develop new products and product improvements, we may incur substantial costs doing so and our profitability may suffer. It may be difficult to gain market share and acceptance for new or improved products. Introduction and acceptance of any products and services may take significant time and effort, particularly if they require doctor education and training to understand their benefits or doctors choose to withhold judgment on a product until patients complete their treatments.

In addition, we periodically introduce new business and sales initiatives to meet customers’ needs and demands. In general, our internal resources support these initiatives without clear indications they will prove successful or be without short-

term execution challenges. Should these initiatives fail, our business, results of operations and financial condition could be materially impacted.

We may invest in or acquire other businesses, products or technologies which may require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

Periodically, we have and may in the future acquire, or make investments in, companies, products or technologies. Alternatively, we may be unable to find suitable investment or acquisition targets or be unable to complete investments or acquisitions on favorable terms, if at all. If we make investments or complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals or desired synergies, and investments or acquisitions we complete could be viewed negatively by our customers, securities analysts and investors. Opposition to acquisitions may lead to negative ratings by analysts or investors, give rise to stockholder objections or result in stockholder activism, any of which could disrupt our operations or harm our stock price. Moreover, to the extent we make strategic investments, the companies in which we invest may fail or we may ultimately own less than a majority of the outstanding shares of the company and be outvoted on critical issues that could harm us or the value of our investment.

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

Our quarterly and annual operating results have and will continue to fluctuate for a variety of reasons, including as a result of changing doctor and consumer demand. In addition to the factors otherwise described herein, some of the other factors that have historically, and could in the future, cause our operating results to fluctuate include:

•higher manufacturing, delivery and inventory costs;
•the creditworthiness, liquidity and solvency of our customers and their ability to timely make payments when due;
•changes in the timing of revenue recognition and our average selling prices, including as a result of the timing of receipt of product orders and shipments, product and services mix, geographic mix, product and services deferrals, the introduction of new products and software releases, product pricing, bundling and promotions, pricing for fees or expenses, modifications to our terms and conditions such as payment terms, or as a result of new accounting pronouncements or changes to critical accounting estimates, including estimates such as our predicted usage of additional aligners;
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

If we underestimate product demand, it may exceed our manufacturing capacity or that of one or more of our suppliers, we may be understaffed and we may not have sufficient materials for production. Specifically, our manufacturing process relies on sophisticated computer software and requires new technicians to undergo a long training process, often 120 days or longer. As a result, if we fail to accurately predict demand, we may have an insufficient number of trained technicians to timely manufacture and deliver products to meet customers’ expectations, which could damage our relationships with our existing customers or harm our ability to attract new customers. Specifically, production levels for our iTero scanners are generally set based on forecasts and historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products weeks or more in advance of projected customer orders.

Conversely, if we overestimate customer demand, we may lose opportunities to increase revenues and profits, we may have excessive staffing, materials, components and finished products, or capacity. If we hire and train too many technicians in anticipation of demand that does not materialize or materializes slower than anticipated, our costs and expenditures may outpace our revenues or revenue growth, harming our gross margin and financial results. Additionally, to secure supplies for production of products, we periodically enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust inventory for declining demand. If product demand decreases or increases more than forecast, we may be required to purchase or lease additional or larger facilities and additional equipment, or we may be unable to timely fulfill customer demand. Responding to unanticipated changes in demand may take time, lower our gross margin, inhibit sales or harm our reputation. Production of our Invisalign system and iTero scanners are also limited by capacity constraints due to a variety of factors, including labor shortages, shipping delays, our dependency on third-party vendors for key materials, parts, components and equipment, and limited production yields. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and write down to the lower of cost or net realized value the excess and obsolete inventory, which may materially affect our results of operations. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise harm our business and financial results and those of our business partners.

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

We are subject to operating risks, including excess or constrained capacity and pressure on our internal systems, personnel and suppliers. To manage current and anticipated future operations effectively, we must continually implement and improve our operational, financial and management information systems, hire, train, motivate, manage and retain employees, and ensure our suppliers remain diverse and capable of meeting demand for the systems, raw materials, parts and components essential to product manufacturing and delivery. We may be unable to balance near-term efforts to meet existing demand with future demand, including adding personnel, creating scalable, secure and robust systems and operations, and automating processes for long term efficiencies. Any such failure could have a material impact on our business, operations and prospects.

Additionally, we have established treatment planning and manufacturing facilities closer to our international customers to provide better experiences, improve confidence treating patients with our products, create efficiencies, and provide redundancy should other facilities become unavailable. If a facility is temporarily, partially or fully, shut down or if demand for our products outpaces our ability to hire qualified personnel and effectively implement systems and infrastructure, we may be unable to timely fulfill orders, which may negatively impact our financial results, reputation and overall business.

Our products and IT systems are critical to our business. Issues with product development or enhancements, IT system and software integration, implementation, updates and upgrades have previously and could again in the future disrupt our operations and have a material impact on our business, our reputation and operating results.

We rely on the efficient, uninterrupted and secure operation of our own complex IT systems and are dependent on key third party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, cyber-attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing customer preferences. Increased usage of online and hosted technology platforms by us, our customers and suppliers, including remote working, teledentistry and new or expanded use of online service platforms, products and solutions such as video conferencing applications, doctor, consumer and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform certain business processes, extend established processes to new subsidiaries and/or implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems which entails certain risks, including disruption of our operations, such as our ability to develop and update products that are safe and secure, track orders and timely ship products, manage our supply chain and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products and IT systems may materially impact our financial position, results of operations and cash flows.

We have a complex, global iTero scanner installed base of older and newer models. These models are continually updated to add, expand or improve features with new hardware, or to provide repair or replacement parts. We have experienced hardware issues in the past and may in the future, including issues relating to manufacturing, design, quality, or safety, of which we become aware only after products or changes have been introduced into the market. We also have not been and may be unable to ensure that third party components or changes to them will be compatible with, or not have a negative impact on the functionality of, our iTero scanners. As a result, there have been and may be widespread failures of our iTero scanners or we may experience epidemic failures of our iTero scanners to perform as anticipated. Previously, we have not been and in the future may not be prepared for, or have the infrastructure to, timely and adequately remediate or implement corrective measures for such failures, including due to our dependency on third party providers or suppliers. Consequently, remediation has been and may be in the future time-consuming and difficult to achieve, which may materially impact our customers and business partners, damage our reputation and result in lost business and revenue opportunities, and could be materially costly.

Additionally, we continuously upgrade and issue new releases of customer facing software applications upon which customer facing, manufacturing and treatment planning operations depend. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, the third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, certain models of our iTero scanners may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of our customers or their patients, product recalls, damage to our reputation, loss of market share or increased service costs, any of which could have a material effect on our business, financial condition or results of our operations and the operations of our customers or our business partners.

A significant portion of our clear aligner production is dependent on digital scans from our globally dispersed and decentralized installed base of iTero and third-party intraoral scanners. Failures of all or any portion of ours or third-party software or other components or systems to interoperate with iTero or third-party scanners, termination of interoperability with third-party scanners, malware or ransomware attacks, product or system vulnerabilities or defects, interference or disruptions for us, our customers, labs or other business partners in the use of our products or the transmission or processing of data needed for the use or ordering of our products, or a system outage for any reason have harmed our operations previously and in the future could materially and adversely affect our ability to accept scans, manufacture clear aligners or restorative procedures or treatments and services or otherwise service our customers which may, amongst other things, harm our sales, damage our reputation, adversely impact our strategic partners or result in litigation.

We are highly dependent on third-party suppliers, some of whom are sole source suppliers, for certain key machines, components and materials, and our business and operating results could be harmed if supply is restricted or ends, or if the price of raw materials used in our manufacturing process increases.

We are highly dependent on our supply chain, particularly manufacturers of specialized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our iTero scanners. We maintain single supply relationships for many of these machines and materials such as our CT scanning and stereolithography equipment and resin and polymer used in clear aligner manufacturing. By using single suppliers in limited locations for materials and manufacturing, we are exposed to multiple supply chain vulnerabilities. For example, damage to or destruction of a facility can disrupt the delivery of key parts, components and materials or products or a supplier could encounter financial, operating or other difficulties, be unable to hire or maintain personnel, fail to timely obtain supplies, or fail to maintain manufacturing standards or controls. The occurrence of any of these may adversely impact our supply chain.

Because of our dependence on our suppliers, changes in key relationships can materially disrupt our supply chain. For instance, we may be unable to quickly establish or qualify replacement suppliers creating production interruptions, delays and inefficiencies. Finding substitute manufacturers may be expensive, time-consuming or impossible and could result in significant interruption in the supply of one or more products, product retesting or additional product registration causing us to lose revenues and damage customer relationships. Technology changes by our service providers, vendors, and other third parties could disrupt access to required manufacturing capacity or require expensive, time-consuming development efforts to adapt and integrate new equipment or processes. In the event of technology changes, delivery delays, labor stoppages or shortages, or shortages of, or increases in price for these items, sales may decrease and our business and prospects may be harmed.

We use distributors for a portion of the importation, marketing and sales efforts related to our products and services, which exposes us to risks to our sales and operations and reputation, including the risk that these distributors do not comply with applicable laws or our internal procedures.

In addition to our direct sales force, we have and expect to continue to use distributors to import, market, sell, service and support our products. Our distribution agreements are generally non-exclusive and terminable by either party with little notice. If alternative distributors cannot be quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products in key markets could be adversely affected. These distributors may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these distributors and their employees and agents for compliance with laws and regulations, including fair competition, bribery and corruption, trade compliance, safety, data privacy and marketing and sales activities. The conduct of these distributors also reflects on us and our brand. If our distributors fail to satisfy customers, our reputation and brand loyalty could be harmed. A distributor may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance or prevents us from taking control of any such authorization. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance.

A disruption in the operations of a primary freight carrier, higher shipping costs or shipping delays could disrupt our supply chain and impact operating and financial results.

We are dependent on commercial freight carriers, primarily UPS, to deliver our products. If the operations of carriers are disrupted or if we fail to mitigate the impacts from freight carrier disruptions, we may be unable to timely deliver our products to our customers who may choose alternative products, causing our net revenues and gross margin to decline, possibly materially. Moreover, when fuel costs increase, our freight costs generally do so as well. In addition, we earn an increasingly larger portion of our total revenues from international sales, which carry higher shipping costs that negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to successfully pass all or significant portions of the increases along to our customers, or we cannot otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be materially affected.

Our success depends on our personnel. If we cannot attract, motivate, train or retain our personnel, it may be difficult to grow effectively and pursue our strategic priorities, materially effecting our results of operations.

We are highly dependent on the talent and efforts of our personnel, including highly-skilled orthodontists and production technicians in our treatment planning facilities, and employees on our clinical engineering, technology development and sales teams. We strive to retain our personnel by providing competitive compensation and benefits, development opportunities and training, flexible work options, and an inclusive corporate culture. However, there is substantial competition for highly-skilled personnel, in particular significantly higher demand for technical and digital talent, and our competitors have and will likely continue to recruit our personnel. Our compensation and benefit arrangements may not successfully attract new employees and retain and motivate existing employees. In addition, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities and restrictive immigration policies. The loss of any key personnel, particularly executive management, research and development personnel or sales personnel, could harm our business and prospects and could impede the achievement of our research and development, operational or strategic objectives.

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

Also, we believe a key to our success has been the culture we have created that emphasizes a shared vision and values focusing on agility, customer success and accountability. We believe this culture fosters integrity, innovation, creativity, and teamwork. We have experienced and may continue to experience in the future, difficulties attracting and retaining employees that meet the qualifications, experience, compliance mindset and values we expect. If we cannot attract and retain personnel that meet our selection criteria or relax our standards, our corporate culture, ability to achieve our strategic objectives, and our compliance with obligations under our internal controls and other requirements may be harmed. This could have a material adverse effect on our results of operations and our ability to maintain market share.

We depend on our marketing activities to deepen our market penetration and raise awareness of our brands and products, which may prove unsuccessful or may become less effective or more costly to maintain in the long term.

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

In addition, various countries prohibit certain types of marketing activities. For example, some countries restrict direct to consumer advertising of medical devices. We have in the past and may again in the future be alleged to violate marketing restrictions and be ordered to stop certain marketing activities or prevented from selling our products. Moreover, competitors do not always follow these restrictions, creating an unfair advantage and making it more difficult and costly to compete.

Additionally, we rely heavily on data generated from our campaigns to target specific audiences and evaluate their effectiveness, particularly data generated from internet activities on mobile devices. To obtain this data, we are dependent on third parties and popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Changes in such systems that degrade or eliminate our ability to target or measure the results of ads or increase costs to target audiences could adversely affect the effectiveness of our campaigns. For example, Apple's operating systems include significant data privacy settings that may limit our ability to interpret, target and measure ads effectively.

We have been incorporating and continue to work to further incorporate artificial intelligence (“AI”) into our products, services, and internal operations. Implementation of AI and machine learning technologies may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business.

We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our products, services and internal operations, which is intended to enhance their operation and effectiveness internally and for our customers, suppliers and consumers. Our research and development of such technology remains ongoing. AI innovation presents risks and challenges that could impact our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Additionally, many countries and regions, including the European Union, have proposed new and evolving regulations related to the use of AI and machine learning technologies. The regulations may impose onerous obligations and may require us to unexpectedly rework or reevaluate improvements to be compliant. Use of AI technologies may expose us to an increased risk of regulatory enforcement and litigation. Moreover, some of the AI features involve the processing of personal data and may be subject to laws, policies, legal obligations, and codes of conduct related to privacy and data protection. AI development and deployment practices could subject us to competitive harm, regulatory enforcement, increased cyber risks, reputational harm and legal liability.

Legal, Regulatory and Compliance Risks

We are subject to antitrust and competition regulations, litigation and enforcement that may result in fines, penalties, restrictions on our business practices, and product or operational changes which could materially impact our business.

We are and may in the future be subject to antitrust or competition related investigations, enforcement actions by governmental agencies, competitors, consumers, customers, and others which could cause us to incur substantial costs, enter into settlements, consents or be subject to judgments. Resolving these matters may require us to change our business practices in ways materially adverse to our business. Governments and regulators are actively developing new competition laws and regulations aimed at the technology sector, AI and digital platforms and coordinating their activities globally, including in large markets such as the EU, U.S., and China. Government regulatory actions and court decisions may result in fines or hinder our ability to provide certain benefits to our consumers, reducing the attractiveness of our products and the revenue derived from them or our ability to pursue certain mergers, acquisitions, business combinations or other transactions. Other companies and government agencies have in the past and may in the future allege that our actions violate antitrust or competition laws or otherwise constitute unfair competition. Such claims and investigations, even if unfounded, may be expensive to defend, involve negative publicity, and divert management time and attention, any of which may materially impact our results of operations.

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

Furthermore, frequently before we can sell a new medical device or market a new use of or claim for an existing product, we must obtain clearance or approval to do so. For instance, in the U.S., FDA regulations are wide ranging and govern, among other things, product design, development, manufacturing and testing; product labeling and product storage. It takes significant time, effort and expense to obtain and maintain clearances and approvals of products and services, and there is no guarantee we will timely succeed, if at all, in the countries in which we do business. In other countries, the requirements, time, effort and expense to obtain and maintain clearances may differ materially from those of the FDA. Moreover, these laws may change, resulting in additional time and expense or loss of market access. If approvals to market our products or services are delayed, we may be unable to offer them in markets we deem important to our business. Additionally, failure to comply with applicable regulatory requirements could result in enforcement actions with sanctions including, among other things, fines, civil penalties and criminal prosecution. Delays or failures to obtain or maintain regulatory approvals or to comply with regulatory requirements may materially harm our domestic or international operations, and adversely impact our business.

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

Additionally, our globally-dispersed installed base of iTero scanners at customer, strategic business partner or other locations may be independently or collectively the target of cybersecurity incidents or attacks or subject to viruses, bugs, or other similar negative intruders. Due to the large and growing number of these decentralized devices, we may be unable to, or not have the capacity, knowledge, or infrastructure to, respond to or remedy a cybersecurity issue in a timely manner, which may cause loss or damage to us or our customers or strategic business partners or may cause further malfunctions in, or damage to, our servers, databases, systems or products and services, loss or damage of our data, interruption or temporary cessation of our operations, or an overall negative impact to our business or reputation.

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

Our operations are subject to a variety of existing local, regional and global ESG laws and regulations, and we will likely be required to comply with new, broader, more complex and more costly ESG laws and regulations. Our compliance obligations span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, product packaging, product safety, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, disposal activities and workers’ rights.

Environmental regulations related to greenhouse gases, hazardous materials, sustainability and reduction of waste are expected to have an increasingly larger impact on us or our suppliers. Many U.S. and foreign regulators have or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases, including carbon dioxide and methane, from power generation units using fossil fuels. The effects of greenhouse gas emission limits on power generation are subject to significant uncertainties, including the timing of any new requirements, levels of emissions reductions and the scope and types of emissions regulated. Additionally, laws on sustainability and waste reduction are emerging and consumers may demand more sustainability in our products. Such regulations and consumer demands may affect how we manufacture and package our products, which may increase our costs and those of our suppliers and could result in manufacturing, transportation and supply chain disruptions if clean energy or sustainable alternatives are not readily available in adequate amounts when required. Moreover, alternative energy sources, coupled with reduced investments in traditional energy production and infrastructure, may not provide the predictable, reliable, and consistent energy that we, our suppliers and other businesses require.

Regulations related to the sourcing of certain metals may have an impact on our business. For instance, the sourcing and availability of metals used in the manufacture of, or contained in, our products may be affected by laws and regulations regarding the use of minerals obtained from certain regions of the world like the Democratic Republic of Congo and adjoining countries. Although we do not believe we source minerals from this region, our expanding geographic operations may increase the risk of purchasing conflict minerals and our efforts to identify whether any of our products contain minerals impacted by these laws and regulations may not be adequate or complete. Further, these laws and regulations may decrease the number of suppliers capable of supplying our needs for certain metals, thereby negatively affecting our ability to manufacture products in sufficient quantities at competitive prices, leading customers to potentially choose competitive goods and services.

Meeting our obligations under existing ESG laws and regulations is costly for us and our suppliers, and we expect those costs to increase materially. Additionally, we expect regulators to perform investigations, inspections and periodically audit our compliance with these laws and regulations, and we cannot be sure our efforts or operations will be compliant. If we fail to comply with any requirements, we could be subject to significant penalties or liabilities and we may be required to implement new and materially more costly processes and procedures to be compliant. Further these laws are subject to unpredictable changes. Even if we successfully comply with these laws and regulations, our suppliers may not. We may also suffer financial and reputational harm if customers require, and we are unable to deliver, certification that our products are complaint. In all of these situations, customers may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenues and results of operations.

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

We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect a large part of our IP and our competitive position; however, these patents may not prevent third parties from producing competing products similar in design to ours if they are invalidated, held unenforceable, circumvented, or otherwise limited in scope. Furthermore, our foreign patent protections may be more limited in geographic scope than those under U.S. patent and IP laws.

Additionally, any of our patent applications may not result in an issued patent or the scope of the patent ultimately issued may be narrower than initially sought. We may not be afforded the protection of a patent if our currently pending or future patent filings do not result in the issuance of patents or we fail to timely apply for patent protection. We may fail to apply for a patent if our personnel fail to disclose or recognize new patentable ideas or innovations. Remote working can decrease the opportunities for our personnel to collaborate, thereby reducing invention disclosures and patent application filings. We may choose not to file a foreign patent application if the limited protections provided by a foreign patent do not outweigh the costs to obtain it. Further, third parties may file patents or develop IP strategies that prevent or limit the effectiveness of our patents.

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

Financial, Tax and Accounting Risks

If our goodwill, intangible or long-lived assets become impaired, we may be required to record a material charge to earnings.

Under GAAP, we review our goodwill, intangible and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill must be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions, including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill, intangible or the asset group may be impaired and assessing these assumptions and predicting and forecasting future events can be difficult. Goodwill, intangible and purchased assets require periodic fair value assessments to determine if they have become impaired. Consequently, we may be required to record a material charge to earnings in the financial statements during the period in which any impairment of goodwill, intangible or long-lived asset group is determined.

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

We have a history of recurring stock repurchase programs intended to return capital to our investors. Future stock repurchase programs are contingent on a variety of factors, including our financial condition, market conditions, results of operations, business requirements, and our Board of Directors' continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue repurchasing our common stock in the future at historical levels or at all, or that our stock repurchase programs will beneficially impact our stock price. Additionally, effective January 1, 2023, the Inflation Reduction Act imposes a 1% excise tax on our stock repurchases, which will increase our tax liabilities and the cost to retire stock and may impact if and how much stock we choose to repurchase in the future.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

There were no stock repurchases during the three months ended September 30, 2023. As of September 30, 2023, we have $1.0 billion remaining available for repurchases under the January 2023 Repurchase Program authorized by our Board of Directors in January 2023 (Refer to Note 9 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on the January 2023 Repurchase Program).

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended Certificate of Incorporation of Align Technology, Inc.	S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.1A	Certificate of Amendment to the Amended Certificate of Incorporation	8-K	5/20/2016	3.01
3.1B	Certificate of Amendment to the Amended Certificate of Incorporation	10-Q	8/04/2023	3.1B
3.2	Amended and Restated Bylaws of registrant	8-K	3/01/2023	3.1
10.1**	Share Purchase Agreement, dated September 1, 2023, between Align Holdings GMBH, Align Technology Switzerland GMBH and the Sellers provided therein				*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

**    Portions of the exhibit, marked by brackets and asterisks [***], have been omitted because the omitted information is not material and (i) would likely cause competitive harm to the registrant if publicly disclosed or (ii) is information that the registrant treats as private or confidential.
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

ALIGN TECHNOLOGY, INC.

November 3, 2023	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

November 3, 2023	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance