Form 10-Q
period 2024-03-31
ALIGN TECHNOLOGY INC
filed 2024-05-03
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 26, 2024 was 75,281,687.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign Teen, Invisalign First, Invisalign Go, the Invisalign sonic logo, Vivera, SmartForce, SmartTrack, SmartStage, SmileView, iTero, iTero Element, iTero Lumina, Orthocad, exocad, Align Digital Platform, Smile Architect, iTero exocad Connector and exocad Dental CAD, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$997,431	$943,147
Cost of net revenues	299,615	282,493
Gross profit	697,816	660,654
Operating expenses:
Selling, general and administrative	451,822	439,691
Research and development	91,859	87,447
Total operating expenses	543,681	527,138
Income from operations	154,135	133,516
Interest income and other income (expense), net:
Interest income	4,392	2,337
Other income (expense), net	(141)	(1,229)
Total interest income and other income (expense), net	4,251	1,108
Net income before provision for income taxes	158,386	134,624
Provision for income taxes	53,358	46,826
Net income	$105,028	$87,798

Net income per share:
Basic	$1.40	$1.14
Diluted	$1.39	$1.14
Shares used in computing net income per share:
Basic	75,175	76,921
Diluted	75,322	77,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$105,028	$87,798
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(2,932)	10,474
Change in unrealized gains (losses) on investments, net of tax	203	1,645
Other comprehensive income (loss)	(2,729)	12,119
Comprehensive income	$102,299	$99,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$865,805	$937,438
Marketable securities, short-term	33,101	35,304
Accounts receivable, net of allowance for doubtful accounts of $16,026 and $14,893, respectively	950,738	903,424
Inventories	280,076	296,902
Prepaid expenses and other current assets	349,594	273,550
Total current assets	2,479,314	2,446,618
Marketable securities, long-term	3,619	8,022
Property, plant and equipment, net	1,281,709	1,290,863
Operating lease right-of-use assets, net	118,996	117,999
Goodwill	458,235	419,530
Intangible assets, net	121,424	82,118
Deferred tax assets	1,570,626	1,590,045
Other assets	121,831	128,682
Total assets	$6,155,754	$6,083,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,238	$113,125
Accrued liabilities	496,601	525,780
Deferred revenues	1,409,202	1,427,706
Total current liabilities	2,023,041	2,066,611
Income tax payable	121,314	116,744
Operating lease liabilities	95,092	96,968
Other long-term liabilities	156,447	173,065
Total liabilities	2,395,894	2,453,388
Commitments and contingencies (Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 75,281 and 75,075 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,238,739	1,162,140
Accumulated other comprehensive income (loss), net	18,439	21,168
Retained earnings	2,502,675	2,447,174
Total stockholders’ equity	3,759,860	3,630,489
Total liabilities and stockholders’ equity	$6,155,754	$6,083,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2024	Shares	Amount
Balance as of December 31, 2023	75,075	$7	$1,162,140	$21,168	$2,447,174	$3,630,489
Net income	—	—	—	—	105,028	105,028
Net change in unrealized gains (losses) from investments	—	—	—	203	—	203
Net change in foreign currency translation adjustment	—	—	—	(2,932)	—	(2,932)
Issuance of common stock relating to employee equity compensation plans	328	—	14,339	—	—	14,339
Tax withholdings related to net share settlements of equity awards	(86)	—	(26,055)	—	—	(26,055)
Common stock repurchased and retired	(36)	—	—	—	—	—
Equity forward contract related to accelerated stock repurchase		—	49,527	—	(49,527)	—
Stock-based compensation	—	—	38,788		—	38,788
Balance as of March 31, 2024	75,281	$7	$1,238,739	$18,439	$2,502,675	$3,759,860

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2023	Shares	Amount
Balance as of December 31, 2022	77,267	$8	$1,044,946	$(10,284)	$2,566,688	$3,601,358
Net income	—	—	—	—	87,798	87,798
Net change in unrealized gains (losses) from investments	—	—	—	1,645	—	1,645
Net change in foreign currency translation adjustment	—	—	—	10,474	—	10,474
Issuance of common stock relating to employee equity compensation plans[1]	191	—	14,256	—	—	14,256
Tax withholdings related to net share settlements of equity awards	—	—	(20,857)	—	—	(20,857)
Common stock repurchased and retired	(942)	—	(11,387)	—	(280,973)	(292,360)
Equity forward contract related to accelerated stock repurchase	—	—	40,000	—	—	40,000
Stock-based compensation	—	—	37,735	—	—	37,735
Balance as of March 31, 2023	76,516	$8	$1,104,693	$1,835	$2,373,513	$3,480,049
[1] Includes tax withholding shares related to net share settlements of equity awards.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,028	$87,798
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	18,047	(18,417)
Depreciation and amortization	32,946	35,820
Stock-based compensation	38,788	37,735
Non-cash operating lease cost	9,612	7,755
Other non-cash operating activities	(2,359)	11,586
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(69,589)	(32,734)
Inventories	15,573	24,008
Prepaid expenses and other assets	(79,160)	(26,850)
Accounts payable	4,100	5,993
Accrued and other long-term liabilities	(34,473)	37,420
Long-term income tax payable	4,570	2,119
Deferred revenues	(14,419)	27,662
Net cash provided by operating activities	28,664	199,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(77,075)	—
Purchase of property, plant and equipment	(9,369)	(64,119)
Purchase of marketable securities	—	(2,371)
Proceeds from maturities of marketable securities	6,035	10,870
Proceeds from sales of marketable securities	831	2,785
Other investing activities	(6)	6
Net cash used in investing activities	(79,584)	(52,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,339	14,256
Common stock repurchases	—	(292,360)
Activity for equity forward contracts related to accelerated stock repurchase agreements, net	—	40,000
Payroll taxes paid upon the vesting of equity awards	(26,055)	(20,857)
Net cash used in financing activities	(11,716)	(258,961)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(9,004)	2,221
Net decrease in cash, cash equivalents, and restricted cash	(71,640)	(109,674)
Cash, cash equivalents, and restricted cash at beginning of the period	938,519	942,355
Cash, cash equivalents, and restricted cash at end of the period	$866,879	$832,681
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, the "Company", or “Align”) on a consistent basis with the audited Consolidated Financial Statements for the year ended December 31, 2023, and contain all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S.”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future period, and we make no representations related thereto.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Effective

On November 27, 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For public business entities, the provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Companies must apply the guidance retrospectively to all prior periods presented in the financial statements. The

Company expects this pronouncement to result in changes to the nature of our reportable segment disclosures; however, we do not expect this new guidance to impact our financial results.

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

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities on our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in thousands):

					Reported as:
March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$816,224	$—	$—	$816,224	$816,224	$—	$—
Money market funds	49,581	—	—	49,581	49,581	—	—
Corporate bonds	26,535	3	(417)	26,121	—	24,551	1,570
U.S. government treasury bonds	4,871	—	(101)	4,770	—	2,721	2,049
Asset-backed securities	586	—	(1)	585	—	585	—
U.S. government agency bonds	5,264	—	(20)	5,244	—	5,244	—
Total	$903,061	$3	$(539)	$902,525	$865,805	$33,101	$3,619

					Reported as:
December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$887,682	$—	$—	$887,682	$887,682	$—	$—
Money market funds	49,756	—	—	49,756	49,756	—	—
Corporate bonds	31,943	5	(676)	31,272	—	28,704	2,568
U.S. government treasury bonds	4,855	—	(99)	4,756	—	—	4,756
Asset-backed securities	1,416	2	(1)	1,417	—	719	698
Municipal bonds	702	—	(2)	700	—	700	—
U.S. government agency bonds	5,215	—	(34)	5,181	—	5,181	—
Total	$981,569	$7	$(812)	$980,764	$937,438	$35,304	$8,022

The following table summarizes the fair value of our available-for-sale marketable securities classified by contractual maturity as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Due in 1 year or less	$32,515	$34,617
Due in 1 year through 5 years	4,205	8,709
Total	$36,720	$43,326

The securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. Our unrealized losses as of March 31, 2024 and December 31, 2023 are primarily due to changes in interest rates and credit spreads.

The following tables summarize the fair value and gross unrealized losses as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2024
	Less than 12 months		12 Months of Greater		Total
March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,006	$(3)	$22,805	$(414)	$23,811	$(417)
U.S. government treasury bonds	2,049	(26)	2,721	(75)	4,770	(101)
Asset-backed securities	535	(1)	—	—	535	(1)
Municipal bonds	—	—	—	—	—	—
U.S. government agency bonds	4,051	(9)	1,193	(11)	5,244	(20)
Total	$7,641	$(39)	$26,719	$(500)	$34,360	$(539)

	As of December 31, 2023
	Less than 12 months		12 Months of Greater		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$—	$—	$27,939	$(676)	$27,939	$(676)
U.S. government treasury bonds	2,044	(11)	2,712	(88)	4,756	(99)
Asset-backed securities	1,018	(1)	83	—	1,101	(1)
Municipal bonds	—	—	700	(2)	700	(2)
U.S. government agency bonds	4,003	(11)	1,178	(23)	5,181	(34)
Total	$7,065	$(23)	$32,612	$(789)	$39,677	$(812)

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of accounts receivables and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under the factoring arrangements was $14.6 million during the three months ended March 31, 2024 and $8.0 million during the three months ended March 31, 2023. Factoring fees on the sales of receivables were recorded in other income (expense), net in our Condensed Consolidated Statement of Operations and were not material.

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

The following tables summarize our financial assets measured at fair value as of March 31, 2024 and December 31, 2023 (in thousands):

Description	Balance as of March 31, 2024	Level 1	Level 2
Cash equivalents:
Money market funds	$49,581	$49,581	$—
Short-term investments:
U.S. government agency bonds	5,244	—	5,244
U.S. government treasury bonds	2,721	—	2,721
Corporate bonds	24,551	—	24,551
Asset-backed securities	585	—	585
Long-term investments:
U.S. government treasury bonds	2,049	—	2,049
Corporate bonds	1,570	—	1,570
	$86,301	$49,581	$36,720

Description	Balance as of December 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$49,756	$49,756	$—
Short-term investments:
Corporate bonds	28,704	—	28,704
Municipal bonds	700	—	700
U.S. government agency bonds	5,181	—	5,181
Asset-backed securities	719	—	719
Long-term investments:
U.S. government treasury bonds	4,756	—	4,756
Corporate bonds	2,568	—	2,568
Asset-backed securities	698	—	698
	$93,082	$49,756	$43,326

Investments in Privately Held Companies

Our investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for as an investment in equity securities. We have elected to account for all investments in equity securities in accordance with the measurement alternative. Under the measurement alternative, we record the value of our investments in equity securities at cost, minus impairment, if any. Additionally, we adjust the carrying value of our investments in equity securities to fair value for observable transactions for identical or similar investments of the same issuer.

On April 24, 2023, we entered into a Subscription Agreement (the "April 2023 Subscription Agreement") with Heartland Dental Holding Corporation (“Heartland”). Pursuant to the Subscription Agreement we acquired less than a 5% equity interest through the purchase of Class A Common Stock for $75 million. We are not the primary beneficiary of nor are we able to exercise significant influence over Heartland. As such, we are accounting for our investment in Heartland as an investment in equity securities.

Similar to our other investments in equity securities, Heartland is accounted for under the measurement alternative. Based on review of our investment in Heartland, we determined that no adjustments to the carrying value were necessary; therefore, it is properly reflected on our Condensed Consolidated Balance Sheet in Other assets at $75 million.

Investments in equity securities are reported on our Condensed Consolidated Balance Sheet as Other assets. We record upward and downward adjustments in carrying value or impairment, if any, in our investments in equity securities, in other income (expense), net in our Condensed Consolidated Statement of Operations. The carrying value of our investments in equity securities, exclusive of Heartland, were not material as of March 31, 2024 and the associated adjustments to the carrying values, if any, of the investments were not material during the three month periods ended March 31, 2024 and 2023.

Our investments in privately held companies in which we can exercise significant influence are accounted for as equity method investments. We have elected to account for our equity method investments under the fair value option. The carrying value of our equity method investments are reported on our Condensed Consolidated Balance Sheet as other assets and are not material as of March 31, 2024 and December 31, 2023.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, we recognized a net gain of $19.7 million during the three months ended March 31, 2024 and a net loss of $6.4 million during the three months ended March 31, 2023. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded to Other income (expense), net in our Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the fair value of foreign exchange forward contracts outstanding were not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€262,300	$283,818
British Pound	£121,800	153,937
Canadian Dollar	C$96,500	71,174
Polish Zloty	PLN276,400	$69,117
Chinese Yuan	¥322,800	44,536
Japanese Yen	¥4,300,000	28,547
Brazilian Real	R$88,600	17,650
Mexican Peso	M$270,000	16,265
Israeli Shekel	ILS48,200	13,137
Swiss Franc	CHF7,000	7,776
New Zealand Dollar	NZ$9,900	5,912
New Taiwan Dollar	NT$98,000	3,064
Australian Dollar	A$4,700	3,061
Czech Koruna	Kč44,600	1,905
Korean Won	₩2,300,000	1,708
		$721,607

	December 31, 2023
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€337,780	$373,705
Canadian Dollar	C$108,900	82,166
Polish Zloty	PLN276,900	70,393
British Pound	£45,590	58,005
Chinese Yuan	¥244,500.00	34,361
Swiss Franc	CHF28,600	34,132
Japanese Yen	¥3,577,000	25,347
Israeli Shekel	ILS78,700	21,800
Brazilian Real	R$80,500	16,563
Mexican Peso	M$230,000	13,593
New Zealand Dollar	NZ$6,600	4,161
Australian Dollar	A$4,300	2,921
New Taiwan Dollar	NT$89,000	2,919
Czech Koruna	Kč60,200	2,687
Korean Won	₩2,200,000	1,709
		$744,462

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$134,305	$145,492
Work in process	92,518	91,259
Finished goods	53,253	60,151
Total inventories	$280,076	$296,902

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Value added tax receivables	$206,915	$143,728
Prepaid expenses	72,187	52,487
Other current assets	70,492	77,335
Total prepaid expenses and other current assets	$349,594	$273,550

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and benefits	$191,904	$220,862
Accrued expenses	76,540	71,109
Accrued sales and marketing expenses	42,933	34,035
Accrued income taxes	38,942	38,103
Current operating lease liabilities	31,324	29,651
Accrued property, plant and equipment	16,093	23,618
Other accrued liabilities	98,865	108,402
Total accrued liabilities	$496,601	$525,780

Accrued warranty, which is included in the "Other accrued liabilities" category of the accrued liabilities table above, consists of the following activity (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$22,426	$17,873
Charged to cost of net revenues	5,449	4,532
Actual warranty expenditures	(3,312)	(3,476)
Balance at end of period	$24,563	$18,929

Deferred revenues consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred revenues - current	$1,409,202	$1,427,706
Deferred revenues - long-term [1]	$115,400	$138,000

1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2024 and 2023, we recognized $997.4 million and $943.1 million of net revenues, respectively, of which $236.8 million and $205.7 million was included in the deferred revenues balance at December 31, 2023 and 2022, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of March 31, 2024 were $1,533.1 million. These performance obligations are expected to be fulfilled over the next six months to five years.

Note 4. Business Combination

On January 2, 2024 (the “Acquisition Date”), we completed the acquisition of privately-held Cubicure GmbH (“Cubicure”) (the "Acquisition"). Cubicure is an Austrian company and specializes in direct 3D printing solutions for polymer additive manufacturing that develops, produces, and distributes innovative materials, equipment, and processes for 3D printing solutions. The acquisition of Cubicure is intended to support and scale our strategic innovation roadmap and strengthen the Align Digital Platform. In fiscal year 2021, we acquired an 9.04% equity interest in Cubicure. Subsequently, on the Acquisition Date, we acquired the remaining equity of Cubicure. Prior to the acquisition, we also had technology license and joint development agreements with Cubicure.

The fair value of consideration transferred in the acquisition is shown in the table below (in thousands):

Cash paid to Cubicure stockholders	$80,142
Fair value of pre-existing equity interest ownership	7,968
Settlement of pre-existing relationship - accounts payable	$(2,316)
Total purchase consideration paid	$85,794

The Acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”) that was achieved in stages. As a result of the acquisition, we remeasured our pre-existing equity interest in Cubicure at fair value prior to the acquisition. Based on the fair value of this equity interest, derived from the purchase price, we estimated the fair value of our 9.04% pre-existing investment in Cubicure to be approximately $8.0 million. The remeasurement resulted in the recognition of a pre-tax gain of $4.1 million, which was reflected as a component of Other income (expense), net within our Condensed Consolidated Statement of Operations.

In 2021, we initiated Joint development (“JDA”) and Technology license agreements (“TLA”) to provide us with access to Cubicure's technology. The settlement of the JDA and TLA were concluded to be at market terms on the Acquisition Date; therefore, no gain or loss was recorded related to the settlement of these contracts. We also had accounts payable from the pre-existing arrangements with Cubicure of $2.3 million, which were effectively settled and reduced from the purchase consideration of the Acquisition.

The preliminary allocation of purchase price to assets acquired and liabilities assumed which is subject to change within the measurement period is as follows (in thousands):

Working capital	$1,039
Property & equipment	975
Developed technology	47,000
Other non-current asset	1,386
Other liabilities	(12,279)
Goodwill	$47,673
Total	$85,794

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the value associated future technology, future customer relationships, and the knowledge and experience of the workforce in place. None of this goodwill is deductible for tax purposes. We allocated all goodwill to our Clear Aligner reporting unit.

The following table presents details of the identified intangible assets acquired (in thousands, except years):

Weighted Average Amortization Period (in years)
Developed technology	13	$47,000

The fair value of developed technology was estimated under the Multi-Period Excess Earnings Method and the fair value estimates for developed technology include significant assumptions in the prospective financial information which include, but are not limited, to the projected future cash flows associated with the technology, asset's life cycle and the present value factor.

Acquisition related costs are recognized separately from the business combination and are expensed as incurred. Acquisition related costs were not material.

Our consolidated financial statements include the operating results of Cubicure from the Acquisition Date. Separate post-acquisition operating results and pro forma results of operations for this acquisition have not been presented as the effect is not material to our consolidated financial results.

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2024, categorized by reportable segments, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2023	$111,086	$308,444	$419,530
Additions from acquisition	47,673	—	47,673
Foreign currency translation adjustments	(2,180)	(6,788)	(8,968)
Balance as of March 31, 2024	$156,579	$301,656	$458,235

Finite-Lived Intangible Assets

Acquired finite-lived intangible assets were as follows, excluding intangibles that were fully amortized, is as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2024	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2024
Existing technology	11	$159,051	$(49,183)	$(4,328)	$105,540
Customer relationships	10	21,500	(8,600)	—	12,900
Trademarks and tradenames	10	16,600	(7,990)	(4,122)	4,488
Patents	12	480	(250)	—	230
		$197,631	$(66,023)	$(8,450)	123,158
Foreign currency translation adjustments					(1,734)
Total intangible assets, net [1]					$121,424
1 Includes $34.3 million of fully amortized intangible assets related to customer relationships and trademarks.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2023	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2023
Existing technology	10	$112,051	$(45,331)	$(4,328)	$62,392
Customer relationships	10	21,500	(8,063)	—	13,437
Trademarks and tradenames	10	16,600	(7,605)	(4,122)	4,873
Patents	8	6,511	(6,082)	—	429
		$156,662	$(67,081)	$(8,450)	81,131
Foreign currency translation adjustments					987
Total intangible assets, net [1]					$82,118

1 Includes $34.3 million of fully amortized intangible assets related to customer relationships and trademarks.

Of the $159.1 million recorded as existing technology intangible assets as of March 31, 2024, $47.0 million was acquired during the first quarter of 2024 as part of our acquisition of Cubicure. The existing technology acquired in the Cubicure acquisition had an estimated useful life of 13 years, which had the effect of increasing the weighted average amortization period from approximately 10 years as of December 31, 2023 to approximately 11 years as of March 31, 2024. Refer to Note 4. Business Combination.

The total estimated annual future amortization expense for these acquired intangible assets as of March 31, 2024, is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2024	$13,977
2025	18,574
2026	17,969
2027	15,607
2028	14,505
Thereafter	42,526
Total	$123,158

Amortization expense for the three months ended March 31, 2024 and 2023 was $5.0 million and $4.1 million, respectively.

Note 6. Credit Facility

We have a credit facility that provides for a $300.0 million unsecured revolving line of credit, along with a $50.0 million letter of credit. On December 23, 2022, we amended certain provisions in our credit facility which included extending the maturity date on the facility to December 23, 2027 and replacing the interest rate from the existing LIBOR with SOFR (“2022 Credit Facility”). The 2022 Credit Facility requires us to comply with specific financial conditions and performance requirements. Loans under the 2022 Credit Facility bear interest, at our option, at either a rate based on the SOFR for the applicable interest period or a base rate, in each case plus a margin. As of March 31, 2024, we had no outstanding borrowings under the 2022 Credit Facility and were in compliance with the conditions and performance requirements in all material respects.

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

In the first quarter of 2024, the parties to these actions entered into a settlement agreement whereby, subject to court approval, plaintiffs will dismiss the lawsuits and release their claims. In the settlement agreement, Align and the defendants deny any wrongdoing and are not making any monetary payments, other than a potential award of $575,000 in attorney’s fees to plaintiffs’ counsel, covered by insurance. On March 1, 2024, the plaintiffs filed a motion for preliminary approval of the settlement with the U.S. District Court for the Northern District of California. The hearing on the motion for preliminary approval is currently set for May 21, 2024.

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking treble monetary damages, interest, costs, attorneys’ fees, and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On December 18, 2023, the court certified a class of persons or entities that purchased Invisalign directly from Align between January 1, 2019 and March 31, 2022. The court denied Plaintiffs’ motion to certify a class of purchasers of scanners. On February 21, 2024, the court granted Align’s motion for summary judgment on all claims brought by the plaintiffs. The court entered judgment on March 22, 2024. Plaintiffs have noticed appeal of the district court’s summary judgment ruling.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking treble monetary damages, interest, costs, attorneys’ fees, and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets based on Section 2 of the Sherman Act. Plaintiffs have filed several amended complaints adding new plaintiffs, various state law claims, and allegations based on Section 1 of the Sherman Act. On November 29, 2023, the court certified a class of indirect purchasers of Invisalign between July 1, 2018 and December 31, 2023 and a class of indirect purchasers of Invisalign seeking injunctive relief. On February 21, 2024, the court granted Align’s motion for summary judgment on the claims related to Section 2 allegations. The court entered judgment for the Section 2 and related state law claims on March 22, 2024. Plaintiffs have noticed appeal of the district court’s summary judgment ruling. A jury trial is scheduled to begin in this matter on January 21, 2025 for issues related to Section 1 allegations. We believe the plaintiffs’ claims are without merit and we intend to vigorously defend ourselves.

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

Straumann Litigation

On April 11, 2024, we filed a lawsuit in the U.S. District Court for the Western District of Texas against ClearCorrect Operating, LLC, ClearCorrect Holdings, Inc., and Institut Straumann AG. The complaint asserts claims of false advertising, unfair competition, civil conspiracy, and infringement of Align patents related to aligner material, treatment planning, and intraoral scanner technologies. Among other things, the complaint seeks relief enjoining the defendants’ infringement of multiple Align multilayer material patents through defendants’ manufacture, sale and offer for sale of aligners made with Zendura FLX/ClearQuartz materials. Defendants have not yet filed a response to the complaint.

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

Note 8. Commitments and Contingencies

Tax Matter

Beginning in the third quarter of 2023 and continuing through the first quarter of 2024, the Company has received cumulative assessments of approximately $95 million from His Majesty’s Revenue and Customs (“HMRC”) for unpaid value added tax (“VAT”) related to certain clear aligner sales made during the period of October 2019 through May 2023. We are required to pay these assessments prior to contesting or litigating in statutory appeal. The Company has historically asserted and continues to assert that doctor prescribed clear aligners sold by dentists for the orthodontic treatment of patient malocclusions are exempt from VAT, that the Company has reasonably relied upon statements and guidance by HMRC and that the Company’s interpretation of United Kingdom legislation is appropriate. However, it is not possible at this stage to accurately evaluate the likelihood of an unfavorable outcome of any legal challenges brought by the Company against HMRC disputing this initial assessment and any assessments for other past periods. Accordingly, the Company has determined that a potential loss related to unpaid VAT is not probable. As such, we have not recorded a contingent loss for these assessments in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024. The Company acknowledges that this matter poses risks of litigation and the ultimate resolution of this matter could result in an unfavorable ruling, which consequently could lead to a significant loss to the Company. As of March 31, 2024, if an unfavorable ruling is issued, we estimate a potential exposure of approximately $115 million, depending on fluctuations of foreign currency exchange rates, excluding interest and penalties.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stockholders’ Equity

As of March 31, 2024, the 2005 Incentive Plan, as amended, has a total reserve of 32,168,895 shares of which 3,393,482 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of net revenues	$2,064	$1,807
Selling, general and administrative	28,494	28,691
Research and development	8,230	7,237
Total stock-based compensation	$38,788	$37,735

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the three months ended March 31, 2024 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2023	736	$367.63
Granted	610	311.35
Vested and released	(231)	377.91
Forfeited	(20)	377.56
Unvested as of March 31, 2024	1,095	$333.90	2.0	$359,130

As of March 31, 2024, we expect to recognize $311.9 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 3.2 years.

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

The following table summarizes the MSU performance activity for the three months ended March 31, 2024:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2023	158	$811.06
Granted	83	617.79
Vested and released [1]	(32)	1,102.09
Forfeited	(5)	1,102.09
Unvested as of March 31, 2024	204	$679.52	2.1	$66,889
1    Includes MSUs vested during the period below 100% of the original grant as actual shares released is based on Align’s stock performance over the vesting period.

As of March 31, 2024, we expect to recognize $82.2 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 2.1 years.

Restricted Stock Units with Performance Conditions (“PSUs”)
During the three months ended March 31, 2024, we did not grant any PSUs to any employees. In the fourth quarter of 2022, we granted PSUs to certain employees which are eligible to vest based on the achievement of project-based milestones over a term of 2.2 years. Total PSUs granted were 4,728 and the weighted average grant date fair value for the PSUs was $201.63. Compensation costs related to PSUs is not material to our operating results.

Employee Stock Purchase Plan

As of March 31, 2024, we have 1,931,910 shares available for future issuance under our Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	0.9	1.8
Expected volatility	56.0%	58.6%
Risk-free interest rate	4.8%	4.8%
Expected dividends	—	—
Weighted average fair value at grant date	$100.10	$138.13

As of March 31, 2024, we expect to recognize $14.1 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.8 years.

Note 10. Common Stock Repurchase Programs

In May 2021, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“May 2021 Repurchase Program”), which was completed in March 2023. In January 2023, our Board of Directors authorized a new plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”). The January 2023 Repurchase Program does not have an expiration date.

Accelerated Share Repurchase Agreements (“ASRs”)

During the three months ended March 31, 2023, we entered into or completed ASRs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount.

We did not enter into any new ASRs during the three months ended March 31, 2024; however, we did settle and obtain final delivery of shares for the ASR contract entered in the fourth quarter of 2023. The following table summarizes the information regarding repurchases of our common stock under the ASRs for the three months ended March 31, 2024 and 2023:

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2022	May 2021	$200.0	Q1 2023	984,714	$203.10
Q1 2023	May 2021	$250.0	Q1 2023	805,908	$310.21
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Common Stock Repurchases

During the three months ended March 31, 2024 and 2023 we did not repurchase any shares in the open market.

During the three months ended December 31, 2023, we repurchased $100.0 million of our common stock through open market repurchases under the January 2023 Repurchase Program.

As of March 31, 2024, $650.0 million remains available for repurchases under the January 2023 Repurchase Program.

Subsequent to the first quarter, on April 26, 2024, we announced a plan to repurchase $150.0 million of our common stock through open market repurchases under the January 2023 Repurchase Program.

Note 11. Accounting for Income Taxes

Our provision for income taxes was $53.4 million and $46.8 million for the three months ended March 31, 2024 and 2023, respectively, representing effective tax rates of 33.7% and 34.8%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended March 31, 2024 and 2023 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes, and non-deductible expenses in the U.S.

We exercise significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $150.8 million and $149.2 million as of March 31, 2024 and December 31, 2023, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three months ended March 31, 2024.

Note 12. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$105,028	$87,798
Denominator:
Weighted average common shares outstanding, basic	75,175	76,921
Dilutive effect of potential common stock	147	190
Total shares, diluted	75,322	77,111

Net income per share, basic	$1.40	$1.14
Net income per share, diluted	$1.39	$1.14

Anti-dilutive potential common shares [1]	571	578

1 Represents approximately 569 thousand RSU and 2 thousand ESPP weighted-average outstanding common stock equivalent shares that are excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 13. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$21,284	$30,907
Final settlement of prior year stock repurchase forward contract	50,000	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,998	$7,871
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,568	$5,559

Note 14. Segments and Geographical Information

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

Summarized financial information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenues
Clear Aligner	$817,251	$789,804
Systems and Services	180,180	153,343
Total net revenues	$997,431	$943,147
Gross profit
Clear Aligner	$579,146	$566,139
Systems and Services	118,670	94,515
Total gross profit	$697,816	$660,654
Income from operations
Clear Aligner	$286,238	$277,521
Systems and Services	49,693	35,576
Unallocated corporate expenses	(181,796)	(179,581)
Total income from operations	$154,135	$133,516
Stock-based compensation
Clear Aligner	$3,764	$4,654
Systems and Services	359	321
Unallocated corporate expenses	34,665	32,760
Total stock-based compensation	$38,788	$37,735
Depreciation and amortization
Clear Aligner	$14,433	$16,398
Systems and Services	6,838	8,146
Unallocated corporate expenses	11,675	11,276
Total depreciation and amortization	$32,946	$35,820

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
Total segment income from operations	$335,931	$313,097
Unallocated corporate expenses	(181,796)	(179,581)
Total income from operations	154,135	133,516
Interest income	4,392	2,337
Other income (expense), net	(141)	(1,229)
Net income before provision for income taxes	$158,386	$134,624

Our Chief Operating Decision Maker does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenues [1]:
U.S.	$432,101	$411,138
Switzerland	251,758	313,131
Other International	313,572	218,878
Total net revenues	$997,431	$943,147

1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Tangible long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	March 31, 2024	December 31, 2023
Long-lived assets [1]:
Switzerland	$573,000	$575,432
U.S.	210,283	210,275
Other International	617,422	623,155
Total long-lived assets	$1,400,705	$1,408,862

1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Note 15. Restructuring and Other Charges

During the fourth quarter of 2023, we initiated a restructuring plan to increase efficiencies across the organization and incurred approximately $14.0 million in restructuring expenses, of which $5.3 million remained unpaid and were included in Accrued liabilities as of December 31, 2023. During the first quarter of 2024, we reduced our December 31, 2023 restructuring liability by approximately $3.9 million, primarily due to cash payments. As of March 31, 2024, we had a remaining balance of $1.4 million recorded in Accrued liabilities.

Note 16. Subsequent Event

Subsequent to our quarter end, on April 22, 2024, we entered into a new Subscription Agreement (the "April 2024 Subscription Agreement") with Heartland. The April 2024 Subscription Agreement provided for us, among other items, to acquire an additional equity interest in Heartland through the purchase of Class A Common Stock for $75 million. In total, we have invested $150.0 million and acquired less than a 5% equity interest in Heartland.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview of Results

Trends and Uncertainties

Our business strategic priorities focus on four principal pillars for growth: (i) international expansion; (ii) general dental practitioners (“GP”) treatment; (iii) patient demand; and (iv) orthodontic utilization. Our growth strategy depends on our ability to facilitate the digital transformation of dentistry happening around the world, our continuous focus on innovation, and expansion to meet and exceed evolving customer expectations as the array of products and services available to them increases. Below is a discussion of the significant trends and uncertainties that could impact our operations:

Macroeconomic Challenges and Military Conflicts in Ukraine and the Middle East

Our revenues are susceptible to fluctuations caused by macroeconomic conditions, inflation, changes to currency exchange rates, rising interest rates, actual and threatened wars and military actions, threats of or actual recessions, supply chain challenges, market volatility, and other factors, each of which impacts customer confidence, consumer sentiment and demand. Many of these same factors also impact our costs and those of our suppliers through higher raw material prices, transportation costs, labor costs, supply and distribution operations. In 2023, we believe that sales of our products were primarily harmed by macroeconomic conditions that ultimately adversely impacted disposable income and consumer demand and this trend could continue in 2024. Additionally, for 2024, we expect the military conflict between Russia and Ukraine to continue to create market uncertainties and dampen consumer sentiment and demand, particularly in Europe. The impact of declining demand may vary by time and region, making operational results uncertain and difficult to predict.

Additionally, many of our international operations are denominated in currencies other than the U.S. dollar. In the first quarter of 2024, the U.S. dollar weakened against major currencies on a sequential basis, which favorably impacted our financial condition and results of operations for the quarter. However, on a year-over-year basis, the net impact from foreign exchange volatility was unfavorable to our financial condition and results of operations for the quarter. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S dollar against other currencies remains uncertain and unpredictable.

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

We strive to manage the challenges from the trends and uncertainties, including the macroeconomic conditions, military conflicts and the evolution of our target markets, by focusing on improving our operations, building flexibility and efficiencies in our processes, adjusting our business models to changing circumstances and offering products that meet market demand. Specifically, we are managing cost impacts through pricing actions, implementing cost saving measures and slowing hiring. We also continue to innovate and introduce new and enhanced products that augment our doctor customer and patient experiences.

For instance, in 2023, there was significant adoption of the Invisalign Comprehensive 3in3 product and we anticipate continued adoption in 2024. The 3in3 configuration offers doctors Invisalign Comprehensive treatment with a three-year treatment expiration date and three additional clear aligners included prior to the treatment expiration date. The 3in3 product allows us to recognize more revenue up front but is offered at a lower price as compared to our traditional Invisalign comprehensive product that has a five-year treatment expiration date with unlimited additional clear aligners prior to the treatment end date.

Further discussion of the impact of these challenges on our business may be found in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against these strategic priorities by the achievement of key financial and operating metrics.

For the three months ended March 31, 2024, our business operations reflect the following:

•Revenues of $997.4 million, an increase of 5.8% year-over-year;
•Clear Aligner revenues of $817.3 million, an increase of 3.5% year-over-year;
◦Americas Clear Aligner revenues of $372.3 million, an increase of 1.6% year-over-year;

◦International Clear Aligner revenues of $370.6 million, an increase of 4.6% year-over-year;
◦Clear Aligner case volume increased 2.4% year-over-year and Clear Aligner case volume increase for teenage patients of 5.8% year-over-year;
•Imaging Systems and CAD/CAM Services revenues of $180.2 million, an increase of 17.5% year-over-year;
•Income from operations of $154.1 million and operating margin of 15.5%;
•Effective tax rate of 33.7%;
•Net income of $105.0 million with diluted net income per share of $1.39;
•Cash, cash equivalents and marketable securities of $902.5 million as of March 31, 2024;
•Operating cash flow of $28.7 million;
•Capital expenditures of $9.4 million, predominantly related to increases in our manufacturing capacity and facilities; and
•Number of employees was 21,670 as of March 31, 2024, a decrease of 5.9% year-over-year.

Other Statistical Data and Trends

•As of March 31, 2024, approximately 17.6 million people worldwide have been treated with our Invisalign system. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system.

•For the first quarter of 2024, total Invisalign cases submitted with a digital scanner in the Americas increased to 95.6%, up from 93.4%* in the first quarter of 2023 and international scans increased to 88.9%, up from 86.9%* in the first quarter of 2023. For the first quarter of 2024, 98.2% of Invisalign cases submitted by North American orthodontists were submitted digitally.

•The total utilization rate in the first quarter of 2024 increased to 7.2 cases per doctor compared to 7.1 cases per doctor in the first quarter of 2023. Utilization rates in North America and our International locations were as follows:

▪North America: The utilization rate among our North American orthodontist customers decreased to 28.2 cases per doctor in the first quarter of 2024 compared to 28.7* cases per doctor in the first quarter of 2023 and the utilization rate among our North American GP customers remained flat at 4.9 cases per doctor in the first quarter of 2024 compared to the first quarter of 2023.

▪International: International doctor utilization rate was 6.3 cases per doctor in the first quarter of 2024 compared to 6.2 cases per doctor in the first quarter of 2023.

Invisalign Utilization Rates*
Cases per Doctor
30
28
26
24
22
20
18
16
14
12
10
8
6
4
2
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
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

▪Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages and Invisalign Go and Invisalign Go Plus and Invisalign Palatal Expander.

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

▪Our Systems and Services segment consists of sales related to our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, upgrades and leases of scanner systems, sales of pre-owned scanner systems, subscription software, disposables, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments by region for the three months ended March 31, 2024 and 2023 are as follows (in millions):

	Three Months Ended March 31,
Net Revenues	2024	2023	Change
Clear Aligner net revenues:
Americas	$372.3	$366.5	$5.8	1.6%
International	370.6	354.2	16.4	4.6%
Non-case	74.3	69.1	5.2	7.5%
Total Clear Aligner net revenues	$817.3	$789.8	$27.4	3.5%
Systems and Services net revenues	180.2	153.3	26.8	17.5%
Total net revenues	$997.4	$943.1	$54.3	5.8%

During the third quarter of 2023, we began including Touch Up case revenues in Americas and/or International net revenues that were previously included in Non-Case revenues and recast the three months ended March 31, 2023. Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Case volume data which represents Clear Aligner case shipments for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Total case volume	605.1	590.9	14.1	2.4%

During the third quarter of 2023, we began including Touch Up case revenues in Americas and/or International net revenues that were previously included in Non-Case revenues and recast the three months ended March 31, 2023. Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2024, total net revenues increased by $54.3 million as compared to the same period in 2023, primarily due to an increase in Clear Aligner volume and increases in System and Services net revenues from non-system sales, increased service revenue, and higher scanner volume.

Clear Aligner - Americas

For the three months ended March 31, 2024, Americas net revenues increased by $5.8 million as compared to the same period in 2023, primarily due to a 1.6% increase in ASP, resulting in an increase of net revenues of $5.9 million. Higher additional aligners increased net revenues by $27.2 million and price changes increased net revenues by $8.5 million. These increases were partially offset by a product mix shift to lower priced products which reduced net revenues by $22.3 million and higher promotional discounts which decreased net revenues by $9.8 million.

Clear Aligner - International

For the three months ended March 31, 2024, International net revenues increased by $16.4 million as compared to the same period in 2023, primarily due to a 5.3% increase in case volumes, resulting in increased net revenues by $18.7 million, partially offset by slightly lower ASP which decreased net revenues by $2.2 million. Lower ASP was largely due to higher promotional discounts which reduced net revenues by $19.9 million, a product mix shift to lower priced products reducing net revenues by $17.1 million, and unfavorable foreign exchange rates which decreased net revenues by $6.5 million. The decreases in ASP were partially offset by higher additional aligners and price changes which increased net revenues by $24.9 million and $13.9 million, respectively.

Clear Aligner - Non-Case

For the three months ended March 31, 2024, non-case net revenues increased by $5.2 million as compared to the same period in 2023 mainly due to increased volume of Vivera retainers which includes retention aligners ordered through our Doctor Subscription Program.

Systems and Services

For the three months ended March 31, 2024, Systems and Services net revenues increased by $26.8 million as compared to the same period in 2023 primarily due to an increase in sales of upgrade scanner systems which increased net revenues by $9.5 million, higher scanner volume which increased net revenues by $7.4 million and services revenue which increased net revenues by $8.7 million. Additionally, Systems and Services net revenues increased due to higher scanner ASP which increased net revenues by $2.0 million.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Clear Aligner
Cost of net revenues	$238.1	$223.7	$14.4
% of net segment revenues	29.1%	28.3%
Gross profit	$579.1	$566.1	$13.0
Gross margin %	70.9%	71.7%
Systems and Services
Cost of net revenues	$61.5	$58.8	$2.7
% of net segment revenues	34.1%	38.4%
Gross profit	$118.7	$94.5	$24.2
Gross margin %	65.9%	61.6%
Total cost of net revenues	$299.6	$282.5	$17.1
% of net revenues	30.0%	30.0%
Gross profit	$697.8	$660.7	$37.2
Gross margin %	70.0%	70.0%

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

Clear Aligner

For the three months ended March 31, 2024, our gross margin percentage decreased as compared to the same period in 2023 primarily due to increased manufacturing spend partially offset by higher net revenues.

Systems and Services

For the three months ended March 31, 2024, our gross margin percentage increased as compared to the same period in 2023 primarily due to higher net revenues and lower service and manufacturing costs.

Selling, general and administrative (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Selling, general and administrative	$451.8	$439.7	$12.1
% of net revenues	45.3%	46.6%

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

For the three months ended March 31, 2024, selling, general and administrative expense increased compared to the same period in 2023 primarily due to higher employee costs, including higher salaries expense, fringe benefits and bonus payments.

Research and development (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Research and development	$91.9	$87.4	$4.4
% of net revenues	9.2%	9.3%

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

For the three months ended March 31, 2024, research and development expense increased compared to the same period in 2023 primarily due to higher employee costs, including salaries expense, fringe benefits and stock-based compensation as we continue to focus on our investments in innovation and research, partially offset by lower outside service provider spend.

Income from operations (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Clear Aligner
Income from operations	$286.2	$277.5	$8.7
Operating margin %	35.0%	35.1%
Systems and Services
Income from operations	$49.7	$35.6	$14.1
Operating margin %	27.6%	23.2%
Total income from operations [1]	$154.1	$133.5	$20.6
Operating margin %	15.5%	14.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 14 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

Clear Aligner

For the three months ended March 31, 2024, our operating margin percentage remained relatively flat compared to the same period in 2023 primarily due to a decrease in gross margin which was offset by operating leverage.

Systems and Services

For the three months ended March 31, 2024, our operating margin percentage increased compared to the same period in 2023 primarily due to higher gross margin.

Interest income (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Interest income	$4.4	$2.3	$2.1
% of net revenues	0.4%	0.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended March 31, 2024, interest income increased compared to the same period in 2023 primarily due to higher interest rates partially offset by lower cash and cash equivalents.

Other income (expense), net (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Other income (expense), net	$(0.1)	$(1.2)	$1.1
% of net revenues	—%	(0.1)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended March 31, 2024, other income (expense), net increased compared to the same period in 2023 primarily due to a gain recorded on our equity investments, partially offset by the unfavorable impact of foreign exchange rates.

Provision for income taxes (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Provision for income taxes	$53.4	$46.8	$6.5
Effective tax rates	33.7%	34.8%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three month periods ended March 31, 2024 and 2023 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes, and non-deductible expense in the U.S.

The decrease in our effective tax rate for the three months ended March 31, 2024 compared to the same period in 2023 is primarily attributable to the change in our jurisdictional mix of income and a decrease in U.S. taxes on foreign earnings.

Liquidity and Capital Resources

Liquidity and Trends

As of March 31, 2024 and December 31, 2023, we had the following cash and cash equivalents and short-term and long-term marketable securities (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$865,805	$937,438
Marketable securities, short-term	33,101	35,304
Marketable securities, long-term	3,619	8,022
Total	$902,525	$980,764

As of March 31, 2024 and December 31, 2023, approximately $685.0 million and $784.7 million, respectively, of cash, cash equivalents and marketable securities were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient domestic operating cash flow and have access to external funding under our $300.0 million revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

Our material cash requirements are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. There have been no material changes to our purchase commitments for goods and services during the three months ended March 31, 2024 as compared to the year ended December 31, 2023.

•There have been no material changes to our future operating lease payments during the three months ended March 31, 2024 as compared to the year ended December 31, 2023.

•For 2024, we expect our investments in capital expenditures to be approximately $100.0 million. Capital expenditures primarily relate to building construction and improvements as well as manufacturing capacity in support of our continued expansion. Despite the challenging market conditions, we intend to expand our investments in research and development, manufacturing, treatment planning, sales and marketing operations to meet actual and anticipated local and regional demands.

•In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock, $350.0 million of which had been utilized as of March 31, 2024. We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including share price and liquidity. Refer to Note 10 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•As of March 31, 2024, we had no material off-balance sheet arrangements that have or are reasonably likely to have, a current or future material impact on our liquidity or capital resources.

•On April 22, 2024, we invested $75 million to purchase an additional equity interest in the equity of Heartland pursuant to the April 2024 Subscription Agreement.

Sources and Uses of Cash

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash flow provided by (used in):
Operating activities	$28,664	$199,895
Investing activities	(79,584)	(52,829)
Financing activities	(11,716)	(258,961)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,004)	2,221
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(71,640)	$(109,674)

Operating Activities

For the three months ended March 31, 2024, cash flows from operations of $28.7 million resulted primarily from our net income of approximately $105.0 million as well as the following:

Significant adjustments to net income

•Deferred taxes of $18.0 million related to increase in long term deferred tax position;
•Depreciation and amortization of $32.9 million related to our investments in property, plant and equipment and intangible assets;
•Stock-based compensation of $38.8 million related to equity awards granted to employees and directors;
•Non-cash operating lease costs of $9.6 million related to operating lease cost; and
•Other non-cash operating activities of $(2.4) million primarily related to a gain recorded on our equity investment.

Significant changes in working capital

•Net outflow of $79.2 million in prepaid expenses and other assets primarily due to the payment of UK VAT assessments related to prior periods, refer to Note 8. Commitments and Contingencies;
•Net outflow of $69.6 million in accounts receivable due to timing of collections, partially offset by increased revenues; and
•Net outflow of $34.5 million in accrued and other long-term liabilities primarily due to payments on operating lease liabilities and higher incentive accruals for 2024, as well as timing of payment of other activities.

Investing Activities

Net cash used in investing activities was $79.6 million for the three months ended March 31, 2024 and primarily consisted of the Cubicure acquisition of $77.1 million and purchases of property, plant and equipment of $9.4 million.

Financing Activities

Net cash used in financing activities was $11.7 million for the three months ended March 31, 2024 and consisted of payroll taxes paid for equity awards through share withholdings of $26.1 million which were partially offset by $14.3 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, goodwill and finite-lived acquired intangible assets, income taxes and legal proceedings and litigation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate, foreign currency exchange and inflation risks that could impact our financial position and results of operations. In addition, we are subject to the broad market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic challenges, various military conflicts and consumer confidence. Further discussion on these risks may be found in Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income on our cash equivalents and investments in marketable securities. Our investments are fixed-rate short-term and long-term securities. Fair market value of fixed-rate securities may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2024, we had approximately $36.7 million invested in available-for-sale marketable securities. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. As of March 31, 2024, we are not subject to risks from immediate interest rate increases on our unsecured revolving line of credit facility.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

For a discussion of legal proceedings, refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

The following discusses some of the risks that may affect our business, results of operations, financial condition and the price of our stock. You should carefully review this section, as well as our condensed consolidated financial statements and notes thereto and other information appearing in this Quarterly Report on Form 10-Q, for important information regarding these and other risks that may affect us. The order we have chosen to list the risks below or the sections in which we have identified them should not be interpreted to mean we deem any risks to be more or less important or likely to occur or, if any do occur, that their impact may be any less significant than any others. These risk factors should be considered in connection with the forward-looking statements contained in this report because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only risks we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Macroeconomic and External Risks

Our operations and financial performance depend on global and regional economic conditions. Inflation, fluctuations in currency exchange rates, changes in consumer confidence and demand, and general economic weakness and threats, or actual recessions, have and could in the future materially affect our business, results of operations, and financial condition.

Macroeconomic conditions impact consumer confidence and discretionary spending, which can adversely affect demand for our products. Consumer spending habits are affected by, among other things, inflation, fluctuations in currency exchange rates, general economic weakness, threats or actual recessions, pandemics, wars and military actions, employment levels, wages, debt obligations, discretionary income, interest rates, volatility in capital, and consumer confidence and perceptions of current and future economic conditions. Macroeconomic conditions can, among other things, reduce or shift spending away from elective procedures, drive patients to pursue less costly orthodontic treatments, decrease the number of orthodontic case starts, reduce patient traffic in dentists’ offices or reduce demand for dental services generally. Further, decreased demand for dental services can cause dentists and labs to postpone investments in capital equipment, such as intraoral scanners and CAD/CAM equipment and software. The declines in, or uncertain economic outlooks for, the U.S., Chinese, European and certain other international economies have and may continue to adversely affect consumer and dental practice spending. Increases in the cost of fuel and energy, food and other essential items as well as higher interest rates have and may continue to reduce consumers' disposable income, which could cause a decrease in discretionary spending for products like ours. Further, we cannot predict the impact of efforts by central banks and federal, state and local governments to combat inflation, which could result in an economic recession or have an adverse impact on consumer spending for a prolonged period of time.

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

We have significant international operations and sales and we are exposed to fluctuations in foreign currencies that have and may continue to adversely impacted our business or results of operations. Although the U.S. dollar is our reporting currency, a large portion of our expenses, net revenues and net income are generated in foreign currencies. While we utilize forward contracts to moderate the impact of exchange rate fluctuations on certain assets and liabilities, our hedging strategies may not be successful, and currency exchange rate fluctuations have and may continue to materially adversely effect our operating results and cash flows. In addition, our foreign currency exposure on assets, liabilities and cash flows that we do not hedge have and could in the future materially impact our financial results in periods when the U.S. dollar significantly fluctuates in relation to foreign currencies.

Our business could be impacted by geopolitical events, trade and other international disputes, war, and terrorism, or major public health crises.

Political events, trade and other international disputes, war and terrorism, or major public health crises have and could in the future harm or disrupt international commerce and the global economy and could materially affect our business as well as our customers, suppliers, contract manufacturers, distributors, and other business partners. Such risks include supply chain and trade disruptions, tariffs, trade sanctions or restrictions, boycotts, reduced consumer spending, government shut downs, cyberattacks, energy shortages or power outages, energy rationing that adversely impacts our manufacturing facilities, rising fuel or rising costs of producing, procuring and shipping our products, constraints, volatility or disruption in the financial markets, deaths or injuries to our employees, restrictions and shortages of food, water, shelter, and medical supplies, telecommunications failures and protests that may result in the blocking of pathways relied on to deliver our product to customers or destruction of property.

Tariffs, such as those on Chinese goods, and responses to the tariffs may increase the cost of our products and the components and raw materials used to make them. Increased costs could adversely impact our gross margin and reduce demand for our products. Countries may also adopt other measures, such as controls on the import or export of goods, technology or data, including personal data, that could adversely impact our operations and supply chains or limit our ability to offer products and services. These measures could require us to take various actions, including changing suppliers or restructuring business relationships. Complying with new or changed trade restrictions is expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may be unable to effectively mitigate any adverse impacts.

Political events, trade and other international disputes, war, terrorism, or major public health crises involving key commercial, development or manufacturing markets such as China, Mexico, Israel, Poland, or other countries or regions have and could again materially impact our international operations. The impact to us, our employees and customers would be uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence, or viral out-breaks disrupt our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers. Our international operations would also be impacted by other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure.

Military conflicts and global pandemics have and may continue to materially adversely impact our global economies. For example, our commercial operations and research and development in Russia were impacted by the conflict in Ukraine and we were affected by the COVID-19 pandemic. Our iTero operations, headquartered in Israel, are close to areas that have been affected by ongoing violence and military action in the Middle East, which may impact our employees as well as our iTero business and operations. Some employees and consultants in Israel have been called for military service in the current conflict in the Middle East and they may be absent for an unknown period of time. Furthermore, our facility may be damaged or supply chains impaired as a result of hostilities which could disrupt ongoing operations and impact our financial results. The conflict in the Middle East may materially impact the timing and cost of shipping of our products, our ability to operate out of Israel, or lead to sanctions or boycotts which could impact our sales and revenues. Additionally, the recent election in Taiwan and China’s territorial conflicts with other neighboring countries may impact our operations and sales in China. We cannot predict the progress or outcome of these events or the reactions by governments, businesses or consumers but they could materially adversely affect our business and operating results.

Our operations may be impacted by natural disasters, which may become more frequent or severe as a result of climate change, and may adversely impact our business and operating results as well as those of our customers and suppliers.

Natural disasters can impact our operations as well as those of our customers and suppliers. Natural disasters include earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, and extreme weather conditions that cause deaths, injuries, and critical health crises, power outages, property damage, restrictions and shortages of food, water, shelter, and medical supplies, telecommunications failures, materials scarcity, price volatility and other ramifications. Climate change is likely to increase the frequency and severity of natural disasters and, consequently, the risks to our operations and financial results. Our digital dental modeling and certain of our customer facing operations are primarily processed in our facilities in Costa Rica, our iTero scanners are primarily manufactured in China and Israel, our aligner molds and finished aligners are fabricated in China, Mexico and Poland and we have other treatment planning operations and customer facing support in Poland, China, Spain, Germany, France, and Japan. These zones are susceptible to natural disasters and their indirect effects. If a natural disaster occurs in a region where one of these facilities or those of our customers or suppliers are located, our employees could be impacted, research lost, and ability to create treatment plans, respond to customer inquiries or manufacture and ship our aligners or intraoral scanners could be compromised, causing significant product and services delays.

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

Our products require our customers to change from traditional treatment methods. For example, Invisalign treatment is a significant change from traditional orthodontic wires and brackets, and customers and consumers may not find it cost-effective or preferable. A number of dental professionals believe Invisalign treatment is only appropriate for a limited percentage of patients. Additionally, our clear aligners and iTero products utilize digital technology and some dental professionals have been and may continue to resist moving to a digital platform. Increased acceptance of our products depends in part on the recommendations of dental professionals, as well as other factors including efficacy, safety, ease of use, reliability, aesthetics and price compared to competing products and treatment methods. If demand for our products fails to increase, or decreases, our business, including our financial and operating results, may be harmed.

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

The number and types of competitors are diverse and growing rapidly. The Invisalign system competes primarily with traditional wires and brackets and increasingly against clear aligners which are manufactured and distributed by new and existing market entrants, including traditional medical device companies, laboratories, startups and, in some cases, doctors and Dental Support Organizations (“DSOs”). Our competitors also include direct-to-consumer companies that provide clear aligners using a business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners in their offices using 3D printing technology. Large consumer product companies may also start supplying orthodontic products. Orthodontists, GPs and DSOs have and may continue to sample competitive and alternative products and take advantage of competitive promotions and sale opportunities.

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

Our success depends on our ability to quickly and profitably develop, manufacture, market, obtain and maintain regulatory approval or clearance of new products and services along with improvements to, or refurbishing of, existing products and services. We cannot assure successful development, sales or acceptance of our new or improved products and services. The extent and rate at which new products or services achieve market acceptance and penetration is a function of many variables, including our ability to:

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
•offer attractive and competitive products and service and subscription plans;
•encourage customers to adopt new technologies and provide the needed technical, sales and marketing support to make new product and services launches successful; and
•manage government procurement program restrictions; and
•source and receive quality raw materials or parts from our suppliers.

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
•not realize a positive return on investment or determine that our investments have declined in value, necessitating we record potential impairments of intangible assets and/or goodwill;
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
•the creditworthiness, liquidity and solvency of our customers and their ability to timely make payments when due and greater difficulty of collection and longer customer payment cycles;
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

We rely on the efficient, uninterrupted and secure operation of our complex IT systems and are dependent on key third party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations, including third-party cloud platforms. All software and IT systems are vulnerable to damage, cybersecurity attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cybersecurity threats, and changing customer preferences. Usage of online and hosted technology platforms by us, our customers and suppliers, including remote working, teledentistry and new or expanded use of online service platforms, products and solutions such as doctor, consumer and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform certain business processes, extend established processes to new subsidiaries and/or implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems which entails certain risks, including disruption of our operations, such as our ability to develop and update products that are safe and secure, track orders and timely ship products, manage our supply chain and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products and our IT systems and those of our suppliers and customers may materially impact our financial position, results of operations and cash flows.

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

Additionally, we rely heavily on data generated from our campaigns to target specific audiences and evaluate their effectiveness, particularly data generated from internet activities on mobile devices. To obtain this data, we are dependent on third parties and popular mobile operating systems, networks, technologies, products, and standards we do not control, such as the Android and iOS operating systems, and mobile browsers. Changes in such systems that degrade or eliminate our ability to target or measure the results of ads or increase costs to target audiences could adversely affect our campaigns. Operating systems could also include data privacy settings that may limit our ability to interpret, target and measure ads effectively.

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

Other companies and government agencies have in the past and may in the future allege that our actions violate antitrust or competition laws or otherwise constitute unfair competition. We are currently subject to one antitrust action with a jury trial scheduled to begin on January 21, 2025. We believe the plaintiffs’ claims are without merit in this action, but we will likely incur costs in connection with this trial and with our defense, and there is a risk that we will be subject to adverse judgments or negative publicity.

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

The healthcare and technology markets are also highly regulated and subject to changing political, economic and regulatory influences. Global regulators are expanding and changing regulations and guidance for products, which can limit the potential benefits of products and cause protracted review timelines for new products. Our critical third-party vendors and service providers are similarly subject to various regulations. Our failure or the failure of our suppliers, customers, advertisers, consultants and influencers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including allegations of false or misleading advertising or violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. We are also subject to complex, new and changing environmental, health and safety regulations. There can be no assurance we will adequately address the business risks associated with the implementation and compliance with such laws and our internal processes and procedures to comply with such laws or that we will be able to take advantage of any resulting business opportunities.

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

We retain confidential employee, applicant and customer personal and financial, patient health and our own proprietary information and data essential to our business operations. We rely on the effectiveness of our IT systems, our policies and contracts and policies of our third-party vendors and the IT systems of our service providers and other third parties to safeguard the information and data. Additionally, our cyber controls depend on our healthcare providers, many of whom are individual or small operations with limited IT experience and inadequate or untested security protocols, to successfully manage data privacy and security requirements. It is critical that the facilities, infrastructure and IT systems on which we depend and the products we develop remain secure and be perceived by the marketplace and our customers as secure. Despite the implementation of security features in our products and security measures in our IT systems, we and our service providers, third-party vendors, and other third parties are targeted by or subject to physical break-ins, computer viruses and other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking or phishing attacks, malware, ransomware, employee error or malfeasance, cybersecurity attacks, malicious code from common open source code, and other breaches of IT systems or similar disruptive actions, including by organized groups and nation-state actors. For example, we have experienced, and may again experience in the future, cybersecurity incidents and unauthorized internal employee exfiltration of company information.

Further, the frequency and sophistication of third-party cybersecurity attacks is increasing. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to management, and require significant time and resources to address. Legal or regulatory action against us could prevent us from resolving issues quickly or force us to resolve them in unanticipated ways, cause us to incur significant expense and damages, or result in orders forcing us to cease operations or modify our business practices in ways that materially limit or restrict the capabilities of our products and services. Concerns over our privacy practices could adversely affect others’ perception of us and deter customers and patients from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to timely deliver accurate and complete information. We have cybersecurity and other forms of insurance coverage related to cyber attacks, breaches, and other incidents or security problems. However, damages and claims arising from specific incidents may not be covered, may exceed the amount of any coverage, and do not cover the time and effort we incur investigating and responding to any incidents, which may be material. The costs to eliminate, mitigate or recover from security problems and cybersecurity attacks and incidents could be material and, depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material impact on our operations, net revenues and operating results.

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

Financial, Tax and Accounting Risks

If our goodwill, intangible or long-lived assets become impaired, we may be required to record a material charge to income.

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

We are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting that includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether it is effective. Our internal controls may become inadequate because of changes in personnel, updates and upgrades to or migration away from existing software, failure to maintain accurate books and records, changes in accounting standards or interpretations of existing standards, changes to business models that may require adjustments to our financial reporting, and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and increases our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), the timely filing of our financial reports could be delayed or we could be required to restate past reports, and cause us to lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Beginning in the third quarter of 2023 and continuing through the first quarter of 2024, the Company received a notice and initial assessment from His Majesty’s Revenue and Customs (“HMRC”) for unpaid VAT related to certain clear aligner sales made during various periods beginning 2019 through 2023. While we assert that these sales are exempt from VAT, that we have reasonably relied upon statements and guidance by HMRC and that our interpretation of relevant legislation is appropriate, we are unable, at this stage, to predict the probability of an unfavorable outcome. However, if an unfavorable outcome were to occur, the impact to our income could be material.

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

We have a history of recurring stock repurchase programs intended to return capital to our investors. Future stock repurchase programs are contingent on a variety of factors, including our financial condition, market conditions, results of operations, business requirements, and our continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue repurchasing our common stock in the future at historical levels or at all, or that our stock repurchase programs will beneficially impact our stock price. Additionally, effective January 1, 2023, the Inflation Reduction Act imposes a 1% excise tax on our stock repurchases, net of certain stock issuances, which will increase our tax liabilities and the cost to retire stock and may impact if and how much stock we choose to repurchase in the future.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

There were no stock repurchases during the three months ended March 31, 2024. As of March 31, 2024, we have $650.0 million remaining available for repurchases under the January 2023 Repurchase Program authorized by our Board of Directors in January 2023 (Refer to Note 10 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on the January 2023 Repurchase Program).

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended Certificate of Incorporation of Align Technology, Inc.	S-1, as amended (File No. 333-49932)	12/28/2000	3.1
3.1A	Certificate of Amendment to the Amended Certificate of Incorporation	8-K	5/20/2016	3.01
3.1B	Certificate of Amendment to the Amended Certificate of Incorporation	10-Q	8/04/2023	3.1B
3.2	Amended and Restated Bylaws of registrant	8-K	1/17/2024	3.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*

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

ALIGN TECHNOLOGY, INC.

May 3, 2024	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer

May 3, 2024	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance