Form 10-Q
period 2025-03-31
ALIGN TECHNOLOGY INC
filed 2025-05-08
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
410 North Scottsdale Road, Suite 1300
Tempe, Arizona 85288
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 1, 2025, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 72,484,841.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenues	$979,262	$997,431
Cost of net revenues	299,154	299,615
Gross profit	680,108	697,816
Operating expenses:
Selling, general and administrative	447,629	451,822
Research and development	97,201	91,859
Legal settlement loss	4,178	—
Total operating expenses	549,008	543,681
Income from operations	131,100	154,135
Interest income and other income (expense), net:
Interest income	5,316	4,392
Other income (expense), net	4,026	(141)
Total interest income and other income (expense), net	9,342	4,251
Net income before provision for income taxes	140,442	158,386
Provision for income taxes	47,212	53,358
Net income	$93,230	$105,028

Net income per share:
Basic	$1.27	$1.40
Diluted	$1.27	$1.39
Shares used in computing net income per share:
Basic	73,562	75,175
Diluted	73,615	75,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$93,230	$105,028
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	12,199	(2,932)
Change in unrealized gains (losses) on investments, net of tax	—	203
Other comprehensive income (loss)	12,199	(2,729)
Comprehensive income	$105,429	$102,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$873,012	$1,043,887
Accounts receivable, net of allowance for doubtful accounts of $22,469 and $19,131, respectively	1,061,976	995,685
Inventories	246,567	254,287
Prepaid expenses and other current assets	220,474	198,582
Total current assets	2,402,029	2,492,441
Property, plant and equipment, net	1,264,847	1,271,134
Operating lease right-of-use assets, net	113,179	113,376
Goodwill	457,611	442,630
Intangible assets, net	102,750	103,488
Deferred tax assets	1,523,479	1,557,372
Other assets	238,925	234,159
Total assets	$6,102,820	$6,214,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,382	$108,693
Accrued liabilities	546,173	598,188
Deferred revenues	1,319,393	1,331,146
Total current liabilities	1,990,948	2,038,027
Income tax payable	99,781	96,466
Operating lease liabilities	86,487	88,214
Other long-term liabilities	131,361	139,908
Total liabilities	2,308,577	2,362,615
Commitments and contingencies (Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 73,057 and 73,849 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,386,807	1,362,234
Accumulated other comprehensive income (loss), net	18,177	5,978
Retained earnings	2,389,252	2,483,766
Total stockholders’ equity	3,794,243	3,851,985
Total liabilities and stockholders’ equity	$6,102,820	$6,214,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2025	Shares	Amount
Balance as of December 31, 2024	73,849	$7	$1,362,234	$5,978	$2,483,766	$3,851,985
Net income	—	—	—	—	93,230	93,230
Net change in foreign currency translation adjustment	—	—	—	12,199	—	12,199
Issuance of common stock relating to employee equity compensation plans	393	—	13,909	—	—	13,909
Tax withholdings related to net share settlements of equity awards	(99)	—	(19,577)	—	—	(19,577)
Common stock repurchased and retired	(1,086)	—	(14,756)	—	(187,744)	(202,500)
Stock-based compensation	—	—	44,997	—	—	44,997
Balance as of March 31, 2025	73,057	$7	$1,386,807	$18,177	$2,389,252	$3,794,243

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2024	Shares	Amount
Balance as of December 31, 2023	75,075	$7	$1,162,140	$21,168	$2,447,174	$3,630,489
Net income	—	—	—	—	105,028	105,028
Net change in unrealized gains (losses) from investments	—	—	—	203	—	203
Net change in foreign currency translation adjustment	—	—	—	(2,932)	—	(2,932)
Issuance of common stock relating to employee equity compensation plans	328	—	14,339	—	—	14,339
Tax withholdings related to net share settlements of equity awards	(86)	—	(26,055)	—	—	(26,055)
Common stock repurchased and retired	(36)	—	—	—	—	—
Equity forward contract related to accelerated stock repurchase	—	—	49,527	—	(49,527)	—
Stock-based compensation	—	—	38,788	—	—	38,788
Balance as of March 31, 2024	75,281	$7	$1,238,739	$18,439	$2,502,675	$3,759,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,230	$105,028
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	33,683	18,047
Depreciation and amortization	39,148	32,946
Stock-based compensation	44,997	38,788
Non-cash operating lease cost	9,457	9,612
Other non-cash operating activities	2,950	(2,359)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(65,302)	(69,589)
Inventories	7,396	15,573
Prepaid expenses and other assets	(21,970)	(79,160)
Accounts payable	8,575	4,100
Accrued and other long-term liabilities	(67,877)	(34,473)
Long-term income tax payable	3,316	4,570
Deferred revenues	(34,927)	(14,419)
Net cash provided by operating activities	52,676	28,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(77,075)
Purchase of property, plant and equipment	(25,289)	(9,369)
Proceeds from maturities of marketable securities	—	6,035
Proceeds from sales of marketable securities	—	831
Other investing activities	—	(6)
Net cash used in investing activities	(25,289)	(79,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,909	14,339
Common stock repurchases, net of excise tax	(201,088)	—
Payroll taxes paid upon the vesting of equity awards	(19,577)	(26,055)
Net cash used in financing activities	(206,756)	(11,716)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	8,480	(9,004)
Net decrease in cash, cash equivalents, and restricted cash	(170,889)	(71,640)
Cash, cash equivalents and restricted cash at beginning of the period	1,044,963	938,519
Cash, cash equivalents and restricted cash at end of the period	$874,074	$866,879
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, the “Company” or “Align”) on a consistent basis with the audited Consolidated Financial Statements for the year ended December 31, 2024, and contain all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 28, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and we make no representations related thereto.

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

Certain Risks and Uncertainties

Financial instruments which potentially expose the Company to concentration of credit risk, consist principally of cash and cash equivalents. These instruments have minimal credit risk exposures. Management regularly monitors their compositions and maturities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. Through March 31, 2025, the Company has not experienced any material credit losses on such deposits.

We purchase certain inventory from sole suppliers. Additionally, we rely on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Recent Accounting Pronouncements

(i) New Accounting Pronouncements Recently Adopted

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”), “Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and other segment expenses. For public business entities, the provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard in the fiscal year ended December 31, 2024. See Note 14 “Segments and Geographical Information.”

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

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and marketable securities balances in our Condensed Consolidated Balance Sheets as of March 31, 2025 and Consolidated Balance Sheets as of December 31, 2024 (in thousands):

					Reported as:
March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$757,327	$—	$—	$757,327	$757,327	$—	$—
Money market funds	100,608	—	—	100,608	100,608	—	—
Certificate of deposits	15,077	—	—	15,077	15,077	—	—
Total	$873,012	$—	$—	$873,012	$873,012	$—	$—

					Reported as:
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$752,423	$—	$—	$752,423	$752,423	$—	$—
Money market funds	291,464	—	—	291,464	291,464	—	—
Total	$1,043,887	$—	$—	$1,043,887	$1,043,887	$—	$—

We had no short-term or long-term marketable securities as of March 31, 2025 or December 31, 2024.

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

Level 3 — Inputs to the valuation techniques that are unobservable for the assets or liabilities.

The following tables summarize our financial assets measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

Description	Balance as of March 31, 2025	Level 1	Level 2
Cash equivalents:
Money market funds	$100,608	$100,608	$—
Certificate of deposits	15,077	15,077	—
	$115,685	$115,685	$—

Description	Balance as of December 31, 2024	Level 1	Level 2
Cash equivalents:
Money market funds	$291,464	$291,464	$—
	$291,464	$291,464	$—

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of financial assets and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under factoring arrangements was $6.4 million and $14.6 million during the three months ended March 31, 2025 and 2024, respectively. Factoring fees on the sales of receivables were recorded in other income (expense), net in our Condensed Consolidated Statements of Operations and were not material.

Investments in Privately Held Companies

Our investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for as investments in equity securities. We have elected to account for all investments in equity securities in accordance with the measurement alternative. Under the measurement alternative, we record the value of our investments in equity securities at cost, minus impairment, if any. Additionally, we adjust the carrying value of our investments in equity securities for observable transactions for identical or similar investments of the same issuer.

On April 24, 2023 and April 22, 2024, we entered into Subscription Agreements (the “Subscription Agreements”) with Heartland Dental Holding Corporation (“Heartland”). Pursuant to the Subscription Agreements we acquired less than a 5% equity interest in Heartland through the purchase of Class A Common Stock for $150 million in total. In the fourth quarter of 2024 we recorded a $6 million increase to the carrying value of our investment, which increased the total carrying value of our investment in Heartland to $156 million.

On December 19, 2024, we entered into a Subscription Agreement (the “Smile Doctors Subscription Agreement”) with New SD Holding Company, L.P. (“SD Holding Company”). Pursuant to the Smile Doctors Subscription Agreement we acquired less than a 3% equity interest in SD Holding Company through the purchase of Class A Common Units for $30 million. SD Holding Company owns a controlling interest, through intermediary entities, in Smile Doctors, LLC.

We account for our investments in Heartland and SD Holding Company as investments in equity securities, utilizing the measurement alternative. Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we determined that no adjustments to the carrying values of our investments were necessary for the three months ended March 31, 2025.

Our investments in privately held companies in which we can exercise significant influence are accounted for as equity method investments. We have elected to account for our equity method investments under the fair value option.

The carrying value of our investments in equity securities and equity method investments are reported in our Condensed Consolidated Balance Sheets as Other assets and any price adjustments or impairment, if any, are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, we recognized a net loss of $11.5 million and a net gain of $19.7 million, during the three months ended March 31, 2025 and 2024, respectively. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded to Other income (expense), net in our Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the fair value of outstanding foreign exchange forward contracts was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€166,020	$179,590
Canadian Dollar	C$95,300	66,393
Polish Zloty	PLN199,200	51,328
British Pound	£34,500	44,598
Chinese Yuan	¥260,000	35,862
Japanese Yen	¥3,300,000	22,105
Israeli Shekel	ILS80,600	21,646
Brazilian Real	R$101,800	17,605
Swiss Franc	CHF9,300	10,567
Australian Dollar	A$5,400	3,369
Czech Koruna	Kč76,800	3,321
New Taiwan Dollar	NT$66,000	1,991
New Zealand Dollar	NZ$3,000	1,700
Korean Won	₩2,430,000	1,654
		$461,729

	December 31, 2024
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€176,080	$183,172
Polish Zloty	PLN283,000	68,633
Canadian Dollar	C$97,000	67,446
British Pound	£37,600	47,090
Israeli Shekel	ILS90,055	24,740
Chinese Yuan	¥164,500	22,417
Brazilian Real	R$83,100	13,327
Japanese Yen	¥2,000,000	12,778
Swiss Franc	CHF5,700	6,314
New Zealand Dollar	NZ$7,000	3,924
Czech Koruna	Kč72,800	3,004
Australian Dollar	A$3,800	2,355
New Taiwan Dollar	NT$58,700	1,786
Korean Won	₩2,000,000	1,361
		$458,347

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$118,333	$124,377
Work in process	69,432	73,660
Finished goods	58,802	56,250
Total inventories	$246,567	$254,287

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Value added tax receivables	$33,168	$34,028
Prepaid expenses	104,081	82,978
Other current assets	83,225	81,576
Total prepaid expenses and other current assets	$220,474	$198,582

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and benefits	$192,101	$248,003
Accrued expenses	73,120	66,391
Accrued income taxes	47,838	48,808
Accrued sales and marketing expenses	43,086	37,617
Current operating lease liabilities	32,048	31,063
Accrued property, plant and equipment	10,023	13,462
Other accrued liabilities	147,957	152,844
Total accrued liabilities	$546,173	$598,188

Accrued warranty, which is included in the “Other accrued liabilities” category of the Total accrued liabilities table above, consists of the following activity (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$31,211	$22,426
Charged to cost of net revenues	4,719	5,449
Actual warranty expenditures	(3,332)	(3,312)
Balance at end of period	$32,598	$24,563

Deferred revenues consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred revenues - current	$1,319,393	$1,331,146
Deferred revenues - long-term [1]	$93,317	$102,164
1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2025 and 2024, we recognized $979.3 million and $997.4 million of net revenues, respectively, of which $246.0 million and $236.8 million was included in the deferred revenues balance at December 31, 2024 and 2023, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of March 31, 2025 were $1,418.6 million. These performance obligations are expected to be fulfilled over a period up to five years.

Note 4. Business Combination

On January 2, 2024 (the “Cubicure Acquisition Date”), we completed the acquisition of privately-held Cubicure GmbH (“Cubicure”) (the “Cubicure Acquisition”). Cubicure is an Austrian company and specializes in direct 3D printing solutions for polymer additive manufacturing that develops, produces and distributes innovative materials, equipment and processes for 3D printing solutions. The Cubicure Acquisition is intended to support and scale our strategic innovation roadmap and strengthen the Align Digital Platform. In fiscal year 2021, we acquired a 9.04% equity interest in Cubicure. Subsequently, on the Cubicure Acquisition Date, we acquired the remaining equity of Cubicure. Prior to the acquisition, we also had technology license and joint development agreements with Cubicure.

The fair value of consideration transferred in the acquisition is shown in the table below (in thousands):

Cash paid to Cubicure stockholders	$80,142
Fair value of pre-existing equity interest ownership	7,968
Settlement of pre-existing relationship - accounts payable	(2,316)
Total purchase consideration paid	$85,794

The Cubicure Acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”) that was achieved in stages. As a result of the Cubicure Acquisition, we remeasured our pre-existing equity interest in Cubicure at fair value prior to the Cubicure Acquisition. Based on the fair value of this equity interest, derived from the purchase price, we estimated the fair value of our 9.04% pre-existing investment in Cubicure to be approximately $8.0 million. The remeasurement resulted in the recognition of a pre-tax gain of $4.1 million, which was reflected as a component of Other income (expense), net within our Condensed Consolidated Statements of Operations.

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

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets, and represents the value associated with future technology, future customer relationships and the knowledge and experience of the workforce in place. None of this goodwill is deductible for tax purposes. We allocated all goodwill to our Clear Aligner reporting unit.

As part of the Cubicure Acquisition we acquired a developed technology intangible asset. The acquired developed technology had an estimated fair value of $47.0 million as of the Cubicure Acquisition Date and will be amortized over a useful life of thirteen years.

The fair value of developed technology was estimated under the Multi-Period Excess Earnings Method and the fair value estimates for developed technology include significant assumptions in the prospective financial information which include, but are not limited to, the projected future cash flows associated with the technology, the asset's life cycle and a present value factor.

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

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2025, categorized by reportable segment, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2024	$152,645	$289,985	$442,630
Foreign currency translation adjustments	3,534	11,447	14,981
Balance as of March 31, 2025	$156,179	$301,432	$457,611

Finite-Lived Intangible Assets

Acquired finite-lived intangible assets, excluding intangibles that were fully amortized, are as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2025	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of March 31, 2025
Existing technology	11	$146,651	$(56,004)	$—	$90,647
Customer relationships	10	21,500	(10,750)	—	10,750
Trademarks and tradenames[1]	7	9,800	(7,000)	—	2,800
Patents	12	480	(290)	—	190
		$178,431	$(74,044)	$—	104,387
Foreign currency translation adjustments					(1,637)
Total intangible assets, net					$102,750
1 The Weighted Average Amortization Period decreased from 10 years to 7 years due an intangible asset with a useful life of 15 years becoming fully amortized during the current quarter.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2024	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2024
Existing technology	11	$146,651	$(52,238)	$—	$94,413
Customer relationships	10	21,500	(10,079)	—	11,421
Trademarks and tradenames	10	16,600	(9,255)	(4,122)	3,223
Patents	12	480	(280)	—	200
		$185,231	$(71,852)	$(4,122)	109,257
Foreign currency translation adjustments					(5,769)
Total intangible assets, net					$103,488

The total estimated future amortization expense for these acquired finite-lived intangible assets as of March 31, 2025, is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2025	$13,827
2026	17,923
2027	15,607
2028	14,505
2029	14,505
2030	6,328
Thereafter	21,692
Total	$104,387

Amortization expense for the three months ended March 31, 2025 and 2024 was $4.6 million and $5.0 million, respectively.

Note 6. Credit Facility

We have a credit facility, as amended in December 2022, that provides for a $300.0 million unsecured revolving line of credit, along with a $50.0 million letter of credit. Our credit facility has a maturity date of December 23, 2027 and bears interest, at our option, at either a rate based on the SOFR for the applicable interest period or a base rate, in each case plus a margin. The credit facility requires us to comply with specific financial conditions and performance requirements. As of March 31, 2025, we had no outstanding borrowings under the credit facility and were in compliance with the conditions and performance requirements in all material respects.

Note 7. Legal Proceedings

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC doing business as City Smiles brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking treble monetary damages, interest, costs, attorneys’ fees and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On December 18, 2023, the court certified a class of persons or entities that purchased Invisalign directly from Align between January 1, 2019 and March 31, 2022. The court denied Plaintiffs’ motion to certify a class of purchasers of scanners. On February 21, 2024, the court granted Align’s motion for summary judgment on all claims brought by the plaintiffs. Plaintiffs have appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument was held on April 10, 2025.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking treble monetary damages, interest, costs, attorneys’ fees and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets based on Section 2 of the Sherman Act. Plaintiffs have filed several amended complaints adding new plaintiffs, various state law claims and allegations based on Section 1 of the Sherman Act. On November 29, 2023, the court certified a class of indirect purchasers of Invisalign between July 1, 2018 and December 31, 2023 and a class of indirect purchasers of Invisalign seeking injunctive relief. On February 21, 2024, the court granted Align’s motion for summary judgment on the claims related to Section 2 allegations. The court entered judgment for the Section 2 and related state law claims on March 22, 2024. Plaintiffs have appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument was held on April 10, 2025.

We are currently unable to predict the outcome of these lawsuits and therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

In June 2024, Align and the Section 1 plaintiffs reached a settlement in principle to resolve all remaining claims in the Section 1 lawsuit. In March, 2025, Align and plaintiffs agreed to a revised settlement to resolve all Section 1 claims for a $31.75 million cash payment. On April 24, 2025 Plaintiffs filed a motion requesting the court approve the revised settlement. A hearing on the motion is scheduled for May 22, 2025. We are unable to predict the timeline or outcome of the motion to approve the settlement. We continue to believe that plaintiffs’ Section 1 claims are without merit and remain ready to vigorously defend ourselves against those claims.

For the quarter ended March 31, 2025, Align accrued a total loss of $31.75 million, $27.5 million as of December 31, 2024 and an additional loss accrual of $4.25 million in the first quarter of 2025, for the settlement of the Section 1 claims described above.

Straumann Litigation

On April 11, 2024, we filed a lawsuit in the U.S. District Court for the Western District of Texas against ClearCorrect Operating, LLC, ClearCorrect Holdings., Inc. and Institut Straumann AG (“Defendants”). The complaint asserts claims of false advertising, unfair competition, civil conspiracy and infringement of Align patents related to aligner material, treatment planning, and intraoral scanner technologies. Among other things, the complaint seeks relief enjoining Defendants’ infringement of multiple Align multilayer material patents through Defendants’ manufacture, sale and offer for sale of aligners made with Zendura FLX/ClearQuartz materials. Defendants filed motions to dismiss the complaint, which are pending. Defendants are also seeking to invalidate all of Align’s asserted patents at the district court and United States Patent and Trial Appeal Board.

On July 9, 2024, Defendants filed counterclaims against Align for alleged antitrust violations, false advertising, unfair competition and breach of contract. Among other things, the counterclaims seek to stop Align’s accused business practices and money damages. On September 13, 2024, we filed a motion to dismiss defendants’ counterclaims. On February 7, 2025, the magistrate judge recommended denial of the motion to dismiss. On February 21, 2025, we filed objections to the recommendation, which are pending before the district court judge. A trial is scheduled for February 16, 2026.

We believe Defendants’ counterclaims are without merit and intend to vigorously defend ourselves. We are currently unable to predict the outcome of this lawsuit and cannot determine the likelihood of loss nor estimate a range of possible loss.

In addition to the above, in the ordinary course of our operations, we are involved in a variety of claims, suits, investigations and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. Although the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as litigation and events related thereto unfold; we currently do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows.

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

The Company has remaining exposure in the amount of approximately $6.0 million for periods up to December 2023. A statutory appeal (before the First-tier Tribunal - “Tax Tribunal”) was held on January 27th through January 30th, 2025. On April 24, 2025, the Tax Tribunal issued a ruling in Align’s favor indicating that clear aligners are “dental prostheses for the purposes of VAT”, which is a key condition for the VAT exemption. HMRC has until June 19, 2025 to appeal the Tax Tribunal decision. HMRC may also attempt to challenge the applicability of VAT on a different basis.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stockholders’ Equity

As of March 31, 2025, the Align Technology, Inc. 2005 Incentive Plan, as amended, has a total reserve of 32,168,895 shares, of which 1,877,934 shares are available for issuance.

Summary of Stock-Based Compensation Expense

The stock-based compensation related to our stock-based awards and employee stock purchase plan for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of net revenues	$1,538	$2,064
Selling, general and administrative	30,866	28,494
Research and development	12,593	8,230
Total stock-based compensation	$44,997	$38,788

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on our closing stock price on the date of grant. RSUs granted generally vest over a period of four years. A summary for the three months ended March 31, 2025 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	1,019	$331.10
Granted	650	197.93
Vested and released	(286)	362.30
Forfeited	(32)	318.19
Unvested as of March 31, 2025	1,351	$260.72	2.0	$214,594

As of March 31, 2025, we expect to recognize $293.0 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 3.1 years.

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

The following table summarizes the MSU performance activity for the three months ended March 31, 2025:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	193	$679.14
Granted	127	362.98
Vested and released [1]	(26)	915.22
Forfeited	(10)	915.22
Unvested as of March 31, 2025	284	$506.66	2.1	$45,057
1    Includes MSUs vested during the period below 100% of the original grant as actual shares released is based on Align’s stock performance relative to a market index over the vesting period.

As of March 31, 2025, we expect to recognize $78.6 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 2.1 years.

Restricted Stock Units with Performance Conditions (“PSUs”)
Our PSUs typically include a service and performance condition. We recognize share-based compensation expense for PSUs if it is probable that the performance condition will be achieved.

The following table summarizes the PSU performance activity for the three months ended March 31, 2025:

	Number of Shares Underlying PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	11	$204.33
Granted	—	—
Vested and released	(5)	201.63
Forfeited	—	—
Unvested as of March 31, 2025	6	$206.36	1.8	$1,001

As of March 31, 2025, we expect to recognize $0.9 million of total unamortized compensation costs, net of estimated forfeitures, related to PSUs over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

As of March 31, 2025, we have 1,800,725 shares available for future issuance under the Align Technology, Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	1.1	0.9
Expected volatility	40.9%	56.0%
Risk-free interest rate	4.2%	4.8%
Expected dividends	—	—
Weighted average fair value at grant date	$70.62	$100.10

As of March 31, 2025, we expect to recognize $13.4 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.9 years.

Note 10. Common Stock Repurchase Programs

In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”). The January 2023 Repurchase Program does not have an expiration date.

The following tables summarize the total repurchases of our common stock pursuant to Accelerated Share Repurchase (“ASR”) agreements and open market common stock repurchases under the January 2023 Repurchase Program:

Accelerated Share Repurchase Agreements

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Common Stock Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$100.0	Q4 2023	465,518	$214.81
Q2 2024	January 2023	$150.0	Q2 2024	598,302	$250.73
Q4 2024	January 2023	$275.0	Q1 2025	1,241,509	$221.50
Q1 2025	January 2023	$129.0	N/A1	753,993	$171.03
1 In May 2025, we completed the open market repurchase program initiated in Q1 2025. In total we repurchased approximately 1.3 million shares of our common stock at an average price of $168 per share for an aggregate purchase price of approximately $225.0 million.

As of March 31, 2025 we had $96.0 million available for repurchase under the January 2023 Repurchase Program, which was used to repurchase shares through May 2, 2025. These subsequent repurchases completed the January 2023 Repurchase Program.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“April 2025 Repurchase Program”), none of which has been utilized.

Note 11. Accounting for Income Taxes

Our provision for income taxes was $47.2 million and $53.4 million for the three months ended March 31, 2025 and 2024, respectively, representing effective tax rates of 33.6% and 33.7%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended March 31, 2025 and 2024 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes and non-deductible expenses in the U.S.

We exercise significant judgment in regard to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information. We may be required to adjust the valuation allowance for deferred tax assets if we determine, based on available evidence at the time of the determination, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to the valuation allowance could have a material adverse effect on our results of operations.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $147.4 million and $145.5 million as of March 31, 2025 and December 31, 2024, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three months ended March 31, 2025.

Note 12. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$93,230	$105,028
Denominator:
Weighted average common shares outstanding, basic	73,562	75,175
Dilutive effect of potential common stock	53	147
Total shares, diluted	73,615	75,322

Net income per share, basic	$1.27	$1.40
Net income per share, diluted	$1.27	$1.39

Anti-dilutive potential common shares [1]	964	571
1 Represents approximately 964 thousand RSU weighted average outstanding common stock equivalent shares for the three months ended March 31, 2025 and approximately 569 thousand RSU and 2 thousand ESPP weighted average outstanding common stock equivalent shares for the three months ended March 31, 2024 that are excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 13. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$13,851	$21,284
Final settlement of prior year stock repurchase forward contract	—	50,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,592	$9,998
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,024	$10,568

Note 14. Segments and Geographical Information

Segment Information

We report segment information based on the management approach. The management approach designates the internal reporting used by our Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, for decision making and performance assessment as the basis for determining our reportable segments. We group our operations into two reportable segments; Clear Aligner segment and Imaging Systems and CAD/CAM services (“Systems and Services”) segment, which are based on our predominant product lines.

Our CODM uses gross profit and income from operations to assess each reportable segments performance, by reviewing each measure against internal forecasts and historical performance. Our CODM may also benchmark each segments performance against our competitors and external expectations.

Summarized financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenues
Clear Aligner	$796,843	$817,251
Systems and Services	182,419	180,180
Total net revenues	$979,262	$997,431
Cost of net revenues[1]
Clear Aligner	$234,754	$238,105
Systems and Services	64,400	61,510
Total cost of goods sold	$299,154	$299,615
Gross profit
Clear Aligner	$562,089	$579,146
Systems and Services	118,019	118,670
Total gross profit	$680,108	$697,816
Other Segment expenses
Clear Aligner	$301,865	$292,908
Systems and Services	59,556	68,977
Unallocated corporate expenses	187,587	181,796
Total operating expenses	$549,008	$543,681
Segment income from operations
Clear Aligner	$260,224	$286,238
Systems and Services	58,463	49,693
Total segment income from operations	$318,687	$335,931
1    Management has identified cost of net revenues as a significant expense for our Clear Aligner and Systems and Services reportable segments.

Other segment expenses typically include employee related costs, marketing and advertising costs and depreciation and amortization expense incurred by various functions including selling, marketing, general and administrative and research and development. Our CODM does not regularly receive these operating expenses at the reportable segment level.

Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the reportable segment. Certain operating expenses are not directly attributable to a reportable segment and must be allocated. Each allocation is measured differently based on the nature of the cost being allocated. Certain other operating expense are not specifically allocated to segment income from operations and generally include various corporate expenses such as stock-based compensation and costs related to information technology (“IT”), facilities, human resources, accounting and finance, legal and regulatory, other separately managed general and administrative costs outside the reportable segments and restructuring costs.

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment income from operations	$318,687	$335,931
Unallocated corporate expenses	(187,587)	(181,796)
Total income from operations	131,100	154,135
Interest income	5,316	4,392
Other income (expense), net	4,026	(141)
Net income before provision for income taxes	$140,442	$158,386

The following table includes certain non-cash expenses for each reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock-based compensation
Clear Aligner	$5,818	$3,764
Systems and Services	403	359
Unallocated corporate expenses	38,776	34,665
Total stock-based compensation	$44,997	$38,788
Depreciation and amortization
Clear Aligner	$18,904	$14,433
Systems and Services	8,469	6,838
Unallocated corporate expenses	11,775	11,675
Total depreciation and amortization	$39,148	$32,946

Our CODM does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenues [1]:
U.S.	$423,318	$432,101
Switzerland	224,132	251,758
Other International	331,812	313,572
Total net revenues	$979,262	$997,431
1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Long-lived assets, which includes Property, plant and equipment, net and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	March 31, 2025	December 31, 2024
Long-lived assets [1]:
Switzerland	$568,693	$571,628
U.S.	203,140	207,689
Other International	606,193	605,193
Total long-lived assets	$1,378,026	$1,384,510
1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Note 15. Restructuring and Other Charges

2023 Restructuring

During the fourth quarter of 2023, we incurred approximately $14.0 million in restructuring expenses, of which $5.3 million remained unpaid and were included in Accrued liabilities as of December 31, 2023. During the first quarter of 2024, we reduced our December 31, 2023 restructuring liability by approximately $3.9 million, primarily due to cash payments.

2024 Restructuring

During the fourth quarter of 2024, we initiated a restructuring plan to increase efficiencies across the organization which is expected to be completed in the second half of 2025. We incurred approximately $37.0 million in restructuring expenses, of which $13.0 million remained unpaid and were included in Accrued liabilities as of December 31, 2024. During the first quarter of 2025, we reduced our December 31, 2024 restructuring liability by approximately $11.0 million primarily due to cash payments, offset by approximately $2.1 million of additional restructuring expense recorded in Cost of net revenues.

The 2023 and 2024 restructuring activities were primarily related to employee severance and other one-time post-employment benefits.

Activity related to the restructuring liabilities associated with our restructuring initiatives consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period[1]	$13,001	$5,299
Restructuring charges	2,056	(152)
Cash payments and adjustments	(11,018)	(3,752)
Balance at end of period [1]	$4,039	$1,395
1    Included in “Accrued liabilities” within our Condensed Consolidated Balance Sheets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including fluctuations in currency exchange rates, inflation, higher interest rates, market volatility, threats or actual imposition of tariffs, customs duties and fees by nations and retaliatory actions, threats of or actual economic slowdowns or recessions, or escalating trade wars and geopolitical tensions, our expectations and beliefs regarding customer and consumer purchasing behavior and changes in consumer spending habits, our expectations regarding implemented or proposed tariffs and retaliatory actions or other trade restrictions or measures taken by the United States and other countries that have or could impact our products and product sales, our expectations regarding product mix, product launches, product pilots and product adoption, our expectations regarding competition and our ability to compete in our target markets, our expectations regarding the sales growth of our intraoral scanners, clear aligners and other products, our expectations regarding the impact of the military conflicts in the Middle East and Ukraine and increased geopolitical tensions involving Taiwan and the South China Sea and our operations and assets in Israel and Russia, our marketing and efforts to build our brand awareness, our estimates regarding the size and opportunities of the markets we are targeting along with our expectations for growth in those markets and potential collaboration opportunities, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets and patient care, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, including its impact on our operational flexibility and responsiveness to customer demand, our expectations regarding our tax positions and the judgements we make related to our tax obligations, our beliefs regarding the importance of our manufacturing operations on our success, our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio, our beliefs regarding our business strategy and growth drivers, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality, our expectations regarding the productivity impact sales representatives will have on our sales and the impact of specialization of those representatives in sales channels, our expectations regarding the continued expansion of our international markets and their growth, our expectations regarding impacts or staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success, our expectations for future investments in and benefits from sales and marketing activities, our preparedness and our customers’ preparedness to react to changing circumstances and demand, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of and ability to repatriate foreign earnings, our belief regarding the sufficiency of our cash and investment balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”).

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

Macroeconomic Challenges, Trade Impediments and Geopolitical Tensions

Our revenues are susceptible to fluctuations resulting from events and circumstances, including macroeconomic conditions, fluctuations in foreign currency exchange rates, inflation, threats or actual imposition of tariffs, customs duties and fees by nations and retaliatory actions, threats of or actual slowdowns or recessions, supply chain challenges, market volatility, higher interest rates, employment levels, health insurance coverage, wages, debt obligations, discretionary income and other factors, each of which impacts customer confidence, consumer sentiment and demand. Many of these same factors also impact the availability of certain raw materials, parts and components used in our products as well as our costs and those of our suppliers through higher raw material prices, transportation costs, labor costs, supply and distribution operations. In the first quarter of 2025, we believe sales of our products were adversely impacted by macroeconomic conditions that negatively affected disposable income and consumer demand. We believe this will continue for the remainder of 2025, particularly if tariffs or the threat of tariffs and retaliatory actions impair discretionary spending. We also expect the geopolitical conflicts involving Ukraine, the Middle East, China and other regions to continue to create market uncertainties and dampen consumer sentiment and demand.

Specifically, government actions in key strategic countries or regions relating to implemented or proposed tariffs and retaliatory actions, particularly in the United States, China, Europe, Israel and Mexico are expected to adversely impact our revenue and cost of goods sold. Additionally, the escalating trade war and geopolitical tensions between the United States and China may result in the limitation or prohibition of the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers. The degree of our exposure is dependent on, among other things, the type of goods subject to any tariffs or trade restrictions enacted, the tariff rates or limits imposed, the timing of the tariffs or restrictions and any other retaliatory measures enacted. The impact may vary by time and region, making operational results uncertain and difficult to predict. These events may also cause a shift in public opinion about companies based in the United States and this may have an adverse impact on our reputation and business. We continue to closely monitor the foregoing issues, assess their potential impact on our operations and financial results, and implement plans to mitigate the impact of any adverse events.

Additionally, a material amount of our revenues are derived internationally and many of our international operations are denominated in currencies other than the U.S. dollar. In the first quarter of 2025, the U.S. dollar strengthened against major currencies, which negatively impacted our financial condition and results of operations for the quarter. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S dollar against other currencies remains uncertain and unpredictable.

We continue to monitor the potential for violence and military actions that may directly or indirectly impact our personnel, manufacturing, supply chain, and sales. For instance, ongoing conflicts in Ukraine and the Middle East as well as increased geopolitical tensions involving Taiwan and the South China Sea may further exacerbate general and regional macroeconomic instability, particularly if fighting erupts, intensifies, spreads to other locations, creates shipping and logistical challenges or cost increases, leads to sanctions or boycotts, or otherwise materially impacts our operations or consumer spending. Our iTero business is headquartered in Israel and, although the sales, delivery times and cost of shipping our products have not been materially impacted and we have put measures in place to help reduce the future risks, it remains uncertain if there will be impacts on our sales, delivery times or cost of shipping our products. While there have been export and import restrictions imposed against products originating from and businesses operating in Israel, they have not materially impacted our sales or operations to date although we continue to monitor the risk.

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

Key Financial and Operating Metrics

We measure our performance against the foregoing strategic priorities by the achievement of key financial and operating metrics. For the three months ended March 31, 2025, our business operations reflect the following:

•Revenues of $979 million, a decrease of 1.8% year-over-year;
•Clear Aligner revenues of $797 million, a decrease of 2.5% year-over-year;
•Clear Aligner case volume increased 6.2% year-over-year and Clear Aligner case volume for teens and growing patients increased from 199.2 thousand shipments to 225.8 thousand or 13.3% year-over-year;
•Imaging Systems and computer-aided design and computer-aided manufacturing (“CAD/CAM”) Services revenues of $182 million, an increase of 1.2% year-over-year;
•Income from operations of $131 million and operating margin of 13.4%;
•Effective tax rate of 33.6%;
•Net income of $93 million with diluted net income per share of $1.27;
•Cash and cash equivalents of $873 million as of March 31, 2025;
•Cash provided by operating activities of $53 million;
•Capital expenditures of $25 million, primarily related to investments in our manufacturing capacity and facilities; and
•Number of employees was 21,200 as of March 31, 2025, a decrease of 2.2% year-over-year.

Other Statistical Data and Trends

•As of March 31, 2025, approximately 20 million people worldwide have been treated with our Invisalign system. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system.

•For the first quarter of 2025, the total number of Invisalign trained doctors cases were shipped to (doctor submitters) was 85.3 thousand compared to 83.5 thousand in first quarter of 2024, a 2.1% increase.

•The total utilization rate in the first quarter of 2025 increased to 7.5 cases per doctor compared to 7.2 in the first quarter of 2024. This increase was primarily driven by improved utilization in our international markets.

•The clear aligner revenue per case shipment (clear aligner revenues divided by case shipments) decreased from $1,350 in the first quarter of 2024 to $1,240 in the first quarter of 2025, an 8.1% decrease.

Results of Operations

Net Revenues by Reportable Segment

We group our operations into two reportable segments: Clear Aligner segment and Systems and Services segment.

•Our Clear Aligner segment consists of Comprehensive Products, Non-Comprehensive Products and Non-Case revenues as defined below:

▪Comprehensive Products include, but are not limited to, Invisalign Comprehensive, Invisalign First and Invisalign Comprehensive 3in3.

▪Non-Comprehensive Products include, but are not limited to, Invisalign Moderate, Lite and Express packages, Invisalign Go and Invisalign Go Plus and Invisalign Palatal Expander.

▪In the United States, Canada and EMEA, we also offer a Doctor Subscription Program which is our monthly subscription-based clear aligner program. The program allows doctors the flexibility to order retainers and low-stage “touch-up” clear aligners within their subscribed tier and is designed for a segment of experienced Invisalign trained doctors who are currently not regularly using our retainers or low-stage aligners. The low-stage aligners, the Touch up product, are included as a Non-Comprehensive Product.

▪Non-Case revenues include, but are not limited to, retention products including retention aligners ordered through the Doctor Subscription Program, Invisalign training, adjusting tools used by dental professionals during the course of treatment and Invisalign Accessory Products that are complementary to our doctor-prescribed principal products such as aligner cases (clamshells), teeth whitening products, cleaning solutions (crystals, foam and other material) and other oral health products available in certain commerce channels in select markets.

▪Our Systems and Services segment consists of sales related to our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, scanner wand upgrades, and non-system revenues from leases of scanner systems, sales of pre-owned scanner systems, subscription software, disposables, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments for the three months ended March 31, 2025 and 2024 are as follows (in millions)1:

	Three Months Ended March 31,
Net Revenues	2025	2024	Change
Clear Aligner net revenues	$796.8	$817.3	$(20.4)	(2.5)%
Systems and Services net revenues	182.4	180.2	2.2	1.2%
Total net revenues	$979.3	$997.4	$(18.2)	(1.8)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Beginning with this quarterly report on Form 10-Q for the quarter ended March 31, 2025, we are no longer disclosing Clear Aligner net revenues for Americas, International and Non-case. Rather our disclosure will align with our Clear Aligner reportable segment in total.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Total case volume	642.3	605.1	37.2	6.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2025, total net revenues decreased by $18 million as compared to the same period in 2024, primarily due to a decrease in Clear Aligner net revenues from lower average selling prices (“ASP”). The decrease in Clear Aligner net revenues was partially offset by an increase in Systems and Services net revenue primarily due to an increase in sales of scanner wands.

Clear Aligner

For the three months ended March 31, 2025, Clear Aligner net revenues decreased by $20 million as compared to the same period in 2024, primarily due to a decrease in ASP, driven by higher discounts and a product mix shift to lower priced products, resulting in a decrease of net revenues of $40 million and a net revenue decrease of $26 million from unfavorable foreign exchange rates. These decreases were partially offset by an increase in volume which increased net revenue by $46 million.

Systems and Services

For the three months ended March 31, 2025, Systems and Services net revenues increased by $2 million as compared to the same period in 2024, primarily due to an increase of $12 million in sales of scanner wands, driven by strong volume partially offset by lower ASP, and a $4 million increase from non-system sales. These increases were partially offset by lower scanner system sales of $9 million, driven by lower volume and ASP, and $5 million lower net revenues from unfavorable foreign exchange rates.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Clear Aligner
Cost of net revenues	$234.8	$238.1	$(3.4)
% of net segment revenues	29.5%	29.1%
Gross profit	$562.1	$579.1	$(17.1)
Gross margin %	70.5%	70.9%
Systems and Services
Cost of net revenues	$64.4	$61.5	$2.9
% of net segment revenues	35.3%	34.1%
Gross profit	$118.0	$118.7	$(0.7)
Gross margin %	64.7%	65.9%
Total cost of net revenues	$299.2	$299.6	$(0.5)
% of net revenues	30.5%	30.0%
Gross profit	$680.1	$697.8	$(17.7)
Gross margin %	69.5%	70.0%

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

Clear Aligner

For the three months ended March 31, 2025, our gross margin percentage decreased as compared to the same period in 2024 primarily due to lower ASPs partially offset by lower manufacturing spend.

Systems and Services

For the three months ended March 31, 2025, our gross margin percentage decreased as compared to the same period in 2024 primarily due to a decrease in scanner wand and scanner system ASPs, partially offset by lower manufacturing spend and services efficiency.

Selling, general and administrative (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Selling, general and administrative	$447.6	$451.8	$(4.2)
% of net revenues	45.7%	45.3%

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

For the three months ended March 31, 2025, selling, general and administrative expense decreased compared to the same period in 2024 primarily due to lower employee costs, including salaries, fringe benefits, stock-based compensation and bonus and lower outside services, partially offset by higher marketing expense.

Research and development (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Research and development	$97.2	$91.9	$5.3
% of net revenues	9.9%	9.2%

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

For the three months ended March 31, 2025, research and development expense increased compared to the same period in 2024 primarily due to higher employee costs, including salaries, fringe benefits, bonus, stock-based compensation, net of capitalized labor costs related to internal use software.

Legal settlement loss (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Legal settlement loss	$4.2	$—	$4.2
% of net revenues	0.4%	—%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2025, we recorded losses of $4.2 million due to legal settlements. Refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information.

Income from operations (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Clear Aligner
Income from operations	$260.2	$286.2	$(26.0)
Operating margin %	32.7%	35.0%
Systems and Services
Income from operations	$58.5	$49.7	$8.8
Operating margin %	32.0%	27.6%
Total income from operations [1]	$131.1	$154.1	$(23.0)
Operating margin %	13.4%	15.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 14 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

For the three months ended March 31, 2025, our operating margin percentage decreased compared to the same period in 2024 primarily due to lower gross margin from our clear aligner reportable segment and an increase in legal settlement losses. Refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information.

Clear Aligner

For the three months ended March 31, 2025, our operating margin percentage decreased compared to the same period in 2024 primarily due to a decrease in gross margin and a decrease in operating leverage primarily due to higher marketing spend.

Systems and Services

For the three months ended March 31, 2025, our operating margin percentage increased compared to the same period in 2024 primarily due to operating leverage partially offset by lower gross margin.

Interest income (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Interest income	$5.3	$4.4	$0.9
% of net revenues	0.5%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended March 31, 2025, interest income increased compared to the same period in 2024 primarily due to higher cash and cash equivalents.

Other income (expense), net (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Other income (expense), net	$4.0	$(0.1)	$4.2
% of net revenues	0.4%	—%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended March 31, 2025, other income (expense), net increased compared to the same period in 2024 primarily due to the favorable impact of foreign exchange rates partially offset by a gain recorded on our equity investments in the first quarter of 2024.

Provision for income taxes (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Provision for income taxes	$47.2	$53.4	$(6.1)
Effective tax rates	33.6%	33.7%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three month periods ended March 31, 2025 and 2024 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes and non-deductible expense in the U.S.

The decrease in our effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 is primarily attributable to the change in our jurisdictional mix of income, a decrease in U.S. taxes on foreign earnings, partially offset by remeasurement of Switzerland deferred tax asset due to Swiss tax rate change in 2024 and lower excess tax benefits from stock-based compensation.

Liquidity and Capital Resources

Liquidity and Trends

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $873 million and $1,044 million, respectively, of which approximately $740 million and $855 million, respectively, were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient operating cash flow from our domestic operations and have access to $300 million under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.
Our material cash requirements as of March 31, 2025 are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. There have been no material changes to our purchase commitments for goods and services during the three months ended March 31, 2025 as compared to the year ended December 31, 2024.

•There have been no material changes to our future operating lease payments during the three months ended March 31, 2025 as compared to the year ended December 31, 2024.

•We expect our investments in capital expenditures for fiscal year 2025 to be between $100 million and $150 million. Capital expenditures primarily relate to technology upgrades as well as additional manufacturing capacity in support of our continued expansion. Despite the challenging market conditions, we intend to continue to invest in research and development, manufacturing and treatment planning to meet actual and anticipated demand.

•In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock, none of which has been utilized. We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including our share price and current liquidity requirements. Refer to Note 10 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•As of March 31, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have, a current or future material impact on our liquidity or capital resources.

•As of March 31, 2025, we agreed, in principle, to settle a legal matter for a total of $31.75 million. We expect to seek court or administrative approvals, as applicable, in the second quarter of 2025. Settlement payments will be made in accordance with the terms and conditions as set forth in the settlement agreements and/or court approvals. Refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information.

Sources and Uses of Cash

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash flow provided by (used in):
Operating activities	$52,676	$28,664
Investing activities	(25,289)	(79,584)
Financing activities	(206,756)	(11,716)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,480	(9,004)
Net decrease in cash, cash equivalents and restricted cash	$(170,889)	$(71,640)

Operating Activities

For the three months ended March 31, 2025, cash flows from operations of $53 million resulted primarily from our net income of approximately $93 million as well as the following:

Significant adjustments to net income

•Deferred taxes of $34 million related to a decrease in our long term deferred tax position;
•Depreciation and amortization of $39 million related to our investments in property, plant and equipment and intangible assets;
•Stock-based compensation of $45 million related to equity awards granted to employees and directors;
•Non-cash operating lease costs of $9 million related to operating lease cost; and
•Other non-cash operating activities of $3 million primarily related to an increase in our bad debt allowance.

Significant changes in working capital

•Net outflow of $65 million in accounts receivable due to timing of collections;
•Net outflow of $68 million in accrued and other long-term liabilities primarily due to the payment of fiscal year 2024 bonuses; and
•Net outflow of $35 million in deferred revenue.

Investing Activities

Net cash used in investing activities was $25 million for the three months ended March 31, 2025 which was solely related to purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $207 million for the three months ended March 31, 2025 and primarily consisted of an outflow of $201 million for share repurchases and payroll taxes paid for equity awards through share withholdings of $20 million which were partially offset by $14 million of proceeds from the issuance of common stock under our employee stock purchase plan.

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

Revenue Recognition

Our revenues are derived primarily from the sale of aligners, scanners and services from our Clear Aligner and Systems and Services segments. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenues according to ASC 606-10, “Revenues from Contracts with Customers.”

Determining the standalone selling price (“SSP”) in order to allocate consideration from the contract to the individual performance obligations is the result of various factors, such as historical prices, changing trends and market conditions, costs and gross margins. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

We allocate consideration for each clear aligner treatment plan based on each unit’s SSP. Management considers a variety of factors such as same or similar product historical sales, costs and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. In addition to historical data, we take into consideration changing trends and market conditions. For treatment plans with multiple options, we also consider usage rates, which is the number of times a customer is expected to order more aligners after the initial shipment. Our process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income earned on our cash and cash equivalents balance. As of March 31, 2025, we are not exposed to interest rate risk on our unsecured revolving line of credit. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows. As of March 31, 2025, we had no short term or long-term marketable securities.

We have not historically used derivative financial instruments to manage our exposure to changes in interest rates.

Foreign Currency Exchange Rate Risk

As a result of our international business activities, our financial results have been affected by changes in foreign currency exchange rates as well as economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not adversely impact our results of operations or financial condition in the future. We generally sell our products in the local currency of the respective countries. This provides some natural hedging because most of the subsidiaries’ operating expenses are also generally denominated in their local currencies.

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

Investment Risk

We hold equity securities in privately held companies, which are subject to equity price risks and exposures from the evolving macroeconomic environment, including uncertainty and volatility in financial markets and other changes in economic conditions, such as an increase in trade tensions and related tariffs, that could have a material impact on the carrying value of our investments.

Our investments in privately held companies primarily consist of equity securities without readily determinable fair values. We elected to account for our investments in privately held companies using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. The carrying value of our investments in privately held companies was $188.2 million at March 31, 2025 and December 31, 2024.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

The information required by this item is incorporated herein by reference to the information set forth in Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

The following discusses some of the risks and uncertainties that may affect our business, reputation, results of operations, financial condition, cash flows, and the price of our common stock. You should carefully review this section, as well as our Condensed Consolidated Financial Statements and notes thereto and other information appearing in this Quarterly Report on Form 10-Q, for important information regarding these and other risks that may affect us. The order we have chosen to list the risks below or the sections in which we have identified them should not be interpreted to mean we deem any risks to be more or less important or likely to occur or, if any do occur, that their impact may be any less significant than any others. These risk factors should be considered in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q because they could cause our actual results and conditions to differ materially from those statements. Before you invest in Align, you should know that investing involves risks, including those described below. The risks below are not the only risks we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Macroeconomic conditions impact consumer confidence and discretionary spending, which can adversely affect demand for our products. Consumer spending habits are affected by, among other things, inflation, fluctuations in foreign currency exchange rates, consumer confidence, threats or actual imposition of tariffs, customs duties and fees by nations and retaliatory actions, general economic weakness, actual or potential slowdowns or recessions, pandemics, wars and military actions, employment levels, health insurance coverage, wages, debt obligations, discretionary income, interest rates, market volatility and perceptions of current and future economic conditions. Macroeconomic conditions can, among other things, reduce or shift spending away from elective procedures, drive patients to pursue less costly orthodontic treatments, decrease the number of orthodontic case starts, reduce patient traffic in dentists’ offices, or reduce demand for dental services generally. Further, decreased demand for dental services can cause dentists and labs to postpone investments in capital equipment, such as intraoral scanners and CAD/CAM equipment and software. Uncertain economic outlooks for, or declines in the economic outlooks of, the United States, Chinese, European and other international economies have and could in the future materially adversely affect consumer demand and dental practice spending. Increases in the cost of fuel and energy, food and other essential items as well as higher interest rates have and could in the future reduce consumers’ disposable income, which could cause a decrease in discretionary spending for our products.

Inflation has and may continue to adversely impact spending and trade activities and may unpredictably impact global and regional economies. Efforts by central banks and federal, state and local governments to combat inflation could result in an economic recession or slowdown or adversely impact consumer spending for a prolonged period of time. Higher inflation has and may continue to increase domestic and international shipping costs, raw material prices and labor rates, which could adversely impact the costs of producing, procuring and shipping our products. Our products or one or more of the materials or components of our products may also be subject to tariffs imposed by the United States or other countries. We may not be able to fully mitigate the impact of the increased costs or pass price increases on to our customers, resulting in downward pressure on our operating results. Attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction or otherwise harm our reputation. Any of these events could materially affect our business, financial condition or results of operations.

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

Our business, financial condition and results of operations could be impacted by geopolitical events, new, proposed or retaliatory tariffs, trade and international disputes, wars, military actions and terrorism, or major public health crises.

Geopolitical events, tariffs, trade and international disputes, wars, military actions and terrorism, or major public health crises have and could in the future harm or disrupt international commerce and the global economy, and could materially adversely affect our business with our customers and consumers, suppliers, contract manufacturers, distributors and other business partners. Such events have and could result in, among other things, supply chain and trade disruptions, changes in diplomatic and trade relationships, new tariffs and retaliatory tariffs, trade protection measures, quotas, embargoes, safeguards, trade sanctions and countersanctions, customs inquiries or restrictions, boycotts, reduced consumer spending, government shut downs, cyberattacks, energy shortages or power outages, energy rationing that adversely impacts our manufacturing facilities, rising fuel or rising costs of producing, procuring, and shipping our products, constraints, volatility or disruption in the financial markets, deaths or injuries to our employees, restrictions and shortages of food, water, shelter and medical supplies, data or information exchange, disruptions, interruptions or limitations in telecommunication services, critical systems or applications reliant on a stable and uninterrupted communications infrastructure, and protests that may impact delivery of our products to customers or destruction of property. Such events may also cause a shift in public opinion about companies based in the United States, which could adversely impact on our reputation and business.

Tariffs or proposed tariffs, such as those recently announced on China, Mexico, Canada, Israel and other foreign countries not previously subject to tariffs, and any retaliatory trade measures taken in response to such tariffs may increase the cost of our products and components and raw materials used to make them. A significant portion of the products we sell, and the components and raw materials used in our products are originally manufactured or sourced outside the United States. For example, we manufacture clear aligners in our facility in Mexico and ship them to the United States, primarily for our United States customers with the remainder eventually shipping to other international locations. Tariffs would result in additional costs for our products, which may reduce demand for our products and adversely impact our gross margin and results of operations, and we may not be able to fully or substantially mitigate the impact of any new or increased tariffs or pass price increases on to our customers. Trade policies and disputes could result in increased tariffs and other trade restrictions and protectionist measures, which could increase our manufacturing costs, increase prices of and reduce demand for our products, limit our ability to sell to certain customers, limit or prohibit the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers, or impede or slow the movement of our goods across borders. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain.

Foreign countries may also adopt or rescind other measures, such as controls on the import or export of goods, technology or data, including personal data, which could adversely impact our operations and supply chains or limit our ability to offer certain products and services. These measures could require us to take various actions, including changing suppliers, where we manufacture our products, or restructuring business relationships. Complying with new or revised trade restrictions may be expensive, time-consuming, disruptive to our logistics and operations, and more costly for us and our customers. Such restrictions may be announced with little or no advance notice and we may be unable to effectively mitigate any adverse impacts in a timely manner or at all.

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

Natural disasters such as earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, urban fires, volcanic eruptions and other extreme weather conditions can cause deaths, injuries and major public health crises, power outages, property damage, restrictions and shortages of food, water, shelter and medical supplies, telecommunications failures, materials scarcity, price volatility and other adverse consequences. If a natural disaster occurs in a region where one of our facilities or those of our customers or suppliers are located, our or their employees or facilities could be impacted, valuable research could be lost, and our ability to create treatment plans, respond to customer inquiries or manufacture and ship our products could be compromised, causing significant delays and reputational harm. Climate change could increase the frequency and severity of natural disasters and could change the supply, demand or availability of sources of energy or resources material to manufacturing our products and operations. It could also affect the availability or cost of materials, goods, and services on which we and our suppliers, contract manufacturers, distributors and other business partners rely, which could materially adversely impact our business, financial condition and results of operations.

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

Our net revenues depend primarily on sales of the Invisalign System and iTero intraoral scanners and declines in sales or ASP may adversely affect net revenues, gross profit and net income.

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

Competition in the markets for our products and services is increasing and we expect aggressive competition from existing competitors and emerging companies that introduce new technologies, products or services in the future, and customers who alone or with others create orthodontic appliances and solutions or other products or services that compete with us.

The dental industry is experiencing immense and rapid digital transformation, and we face competition from a variety of competitors including companies that specialize in our products or systems and services. While solutions such as the Invisalign System, iTero intraoral scanners, CAD/CAM software and digital platform facilitate this transition, we face competition from companies that seek to introduce new technologies and products and companies that remain dedicated to traditional products. As we continue to expand globally, we may see new competition in different geographic regions. We have experienced price-focused competition from competitors in various markets we serve and we anticipate this will continue. We may be unable to compete with these competitors or they may render our technology or products obsolete or economically unattractive, particularly as competitors incorporate artificial intelligence (“AI”) and machine learning into new or existing services and technologies that facilitate changes in doctor-patient interactions, expectations and treatment workflows. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future and sufficiently meet evolving industry trends and consumer demands.

The number and types of competitors we face are diverse and growing rapidly. The Invisalign System competes primarily against traditional wires and brackets and increasingly with clear aligners manufactured and distributed by new market entrants and existing competitors, including traditional medical device companies, laboratories, startups and, in some cases, doctors and dental service organizations (“DSOs”). Our competitors also include direct-to-consumer companies that provide clear aligners using a business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners or procure from third-party white-label providers. Large consumer product companies may also start supplying orthodontic products. Orthodontists, GPs and DSOs have and may continue to sample competitive and alternative products and take advantage of competitive promotions and sale opportunities.

Our iTero intraoral scanners are also facing increased competition from new and existing competitors. Our scanners compete with polyvinyl siloxane impressions and numerous new or existing intraoral scanners, as well as traditional bite wing 2D dental x-rays and dental imaging systems that leverage near infrared imaging technology for detecting interproximal caries. We experience and may continue to experience competition with our scanners and software solutions by competitors who introduce products at lower prices or with functionality that better meets customer demand, including expansion of their portfolios in the digital ecosystem.

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

Our success depends on our ability to quickly and profitably develop, manufacture, market, and obtain and maintain regulatory approval or clearance of new, improved or refurbished products and services. We cannot ensure successful development, sales or acceptance of our products and services. The extent and rate at which our new, improved or refurbished products or services achieve market acceptance and penetration depends on many factors, including our ability to:

•successfully predict, timely innovate, develop, and launch new or improved technologies, applications, features, products and services to meet market demand and keep pace with changes in technology, customers’ demands and industry standards;
•successfully and timely obtain regulatory approval or clearance of new or improved products or services from government agencies such as the U.S. Food and Drug Administration (“FDA”) and analogous agencies in other countries;
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
•fail to comply with regulations, governmental actions, orders or decrees;
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

•changes in consumer, customer and industry demand;
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

We rely on the efficient, uninterrupted, and secure operation of complex IT systems and are dependent on key third-party software embedded in IT systems as well as third-party hosted IT systems to support our operations, including third-party cloud platforms. All software and IT systems are vulnerable to damage, cybersecurity attacks, or interruptions or other disruptions from a variety of sources, including rapidly developing AI technologies. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance, and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, including privacy, security and data protection laws, regulations and actions, increasingly sophisticated cybersecurity threats, and changing customer preferences. Usage of online and hosted technology platforms by us, our customers, and suppliers, including remote working, teledentistry, and new or expanded use of online service platforms, products, and solutions such as doctor, consumer, and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform business processes, extend established processes to new subsidiaries, and implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems. This entails certain risks, including operational disruptions, such as our ability to continue developing and updating products while addressing safety and security, track orders and timely ship products, manage our supply chain, and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products and IT systems and those of our suppliers and customers may materially impact our business, financial condition, and results of operations.

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

In addition to our direct sales force, we have and expect to continue to use distributors, resellers and other agents or sales intermediaries to import, market, sell, service and support our products and services. Our distribution agreements are generally non-exclusive and terminable by either party with customary notice. If alternative distributors cannot be quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products and services in key markets could be adversely affected. These distributors may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these distributors, their employees and agents for compliance with laws and regulations, including fair competition, bribery and corruption, import and export compliance, safety, data privacy, false advertising or unfair and deceptive trade practices, and marketing and sales activities. The conduct of these distributors may impact our reputation and brand and if they fail to satisfy customers, our reputation and brand loyalty could be harmed. A distributor may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance or prevents us from taking control of any such authorization. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance.

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

We are highly dependent on the talent and efforts of our personnel. We strive to retain our personnel by providing competitive compensation and benefits, development opportunities and training, flexible work options and an inclusive corporate culture. However, competition for highly skilled personnel, particularly technical and digital talent, is intense, and our competitors have and are likely to continue to recruit our personnel. Our compensation and benefit arrangements may not successfully attract new personnel or retain and motivate existing personnel. In addition, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities, in office or hybrid work policies and restrictive immigration policies. The loss of any key personnel, particularly executive management, research and development, or sales personnel, could harm our business and prospects and impede the achievement of our research and development, operational or strategic objectives.

We provide significant training to our personnel and our business will be harmed if our training fails to properly prepare them to perform the work required, we are unable to successfully instill technical expertise in new and existing personnel, or if our techniques prove unsuccessful or are not cost-effective. Moreover, for certain roles, this training and experience can make key personnel, such as our sales personnel, highly desirable to competitors and lead to increased attrition. It can take 12 months or more to train sales representatives to successfully market and sell our products and services and for them to establish strong customer relationships. The loss of the services and knowledge of our highly skilled personnel may significantly delay or prevent the achievement of our development, operational or strategic objectives.

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

Our marketing efforts and costs are significant and include national and regional campaigns in multiple countries involving television, print, social media and alliances with professional sports teams, athletes, social media influencers and other strategic partners. There is no assurance our advertising campaigns will achieve the desired returns on advertising spend, increase brand, product or services awareness sufficiently or generate goodwill and positive reputational goals, or that we will be able to maintain commercial relationships with social media influencers and other strategic partners. Moreover, should any entity or individual endorsing us, our products or services take actions, make or publish statements in support of, or lend support to events or causes which are perceived by a portion of society negatively, our sponsorships or support of these entities or individuals may be questioned, our products and services boycotted and our brand image and reputation harmed, any of which could materially affect our business, financial condition and results of operations.

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

We currently are and may in the future be subject to antitrust, competition or unfair competition-related investigations, enforcement actions or claims by governmental agencies, competitors, consumers, customers and others which, even if unfounded, could cause us to incur substantial costs, enter into settlements, consent decrees, be subject to judgments, involve negative publicity and divert management time and attention, which may materially impact our business, financial condition and results of operations. Resolving these matters may require us to change our business practices in materially adverse ways. Governments and regulators are actively developing new competition laws, regulations and actions aimed at the technology sector, AI and digital platforms, and global activities and expansion, including in large markets such as the United States, the European Union, and China. Government regulatory actions and court decisions may result in fines or hinder our ability to provide certain benefits to our customers and consumers, reducing the attractiveness of our products, services and the net revenue derived from them. These actions and decisions may also hinder our ability to pursue certain mergers, acquisitions, business combinations, investments or other transactions.

Failure to obtain or maintain approvals or comply with regulations and government actions regarding our products or services or those of our suppliers could materially harm our sales, result in substantial penalties and fines, interrupt our supply chain and cause harm to our reputation.

We and many of our healthcare provider customers, suppliers and distributors are subject to extensive and frequently changing regulations and government actions under numerous federal, state, local, and foreign laws, including those regulating:

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

The healthcare and technology markets are also highly regulated and subject to evolving political, economic and regulatory influences and government actions. Global regulators are expanding and changing regulations and guidance for products and services, which can limit their potential benefits and cause protracted review timelines for new products and services. Our critical third-party vendors and service providers are subject to similar regulations. Our failure or the failure of our suppliers, customers, advertisers, consultants, and influencers to strictly adhere to clearances or approvals in the labeling, marketing and sales of our products and services could subject us to claims or litigation, including allegations of false or misleading advertising or violations of laws or regulations, which may result in costly investigations, fines, penalties, as well as material judgments, settlements or decrees. We are also subject to complex, new and evolving environmental, health and safety regulations. There can be no assurance we will adequately address the risks associated with the implementation and compliance with such laws and our internal processes and procedures to comply with such laws or that we will be able to take advantage of any resulting business opportunities.

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

In 2025, there have been significant and wide-ranging reforms to federal policy and the federal government including significant workforce reductions across federal agencies. We may be impacted by the reduction in federal agencies including obtaining and maintaining clearances and approvals of our products and services. The rapid increase in new or changed government regulations could result in significant costs and expenses, including those related to compliance, and require modifications in the way we and our customers conduct business. If we are unable to respond to changing regulations in a timely and effective manner, our business, financial condition and results of operations could materially adversely be impacted.

Security breaches, data breaches, cybersecurity attacks, other cybersecurity incidents, or the failure to comply with privacy, security and data protection laws could materially adversely impact our operations and patient care, and we could be liable for damages, and our reputation, business, financial condition and results of operations could be harmed.

We retain confidential employee, applicant and customer personal, health and financial, and our own proprietary information and data essential to our operations. We rely on the effectiveness of our IT systems, policies and contracts and the policies of our third-party vendors, and their IT systems to safeguard information and data. Additionally, our cybersecurity controls depend on our customers, many of whom are individual or small healthcare providers with limited IT experience and inadequate or untested security protocols, to successfully manage data privacy and security requirements. It is critical that the facilities, infrastructure and IT systems on which we depend and the products and services we develop remain secure and be perceived as secure. Despite the implementation of security features in our products and services and security measures in our IT systems, we and our service providers, third-party vendors and other third parties could be targeted by or subject to physical break-ins, computer viruses and other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking attacks, phishing, vishing, deepfakes, and other social engineering attacks, malware, ransomware, employee noncompliance, error or malfeasance, cybersecurity attacks, malicious code, and other breaches of, or incidents impacting, IT systems or similar malicious or otherwise disruptive actions, including by organized groups and nation-state actors, which may disrupt or limit the availability of, or result in damage to, our IT systems and result in loss or unavailability of, damage to, or the unauthorized acquisition, use, disclosure, or other processing of confidential information. For example, we have experienced, and may again experience in the future, cybersecurity incidents, data incidents, and unauthorized internal employee exfiltration of information. This risk is exacerbated with the advancement of technologies like AI, which malicious third parties can use to create new, more sophisticated and more frequent or other attacks. There can be no assurance our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information or any other information we maintain or otherwise process.

Further, the frequency and sophistication of third-party cybersecurity attacks are increasing. Significant service disruptions, breaches, incidents, interruptions or other disruptive events impacting our infrastructure and IT systems, or other cybersecurity incidents, or any belief or reporting that any of the foregoing has occurred, could expose us to regulatory investigations, or other proceedings, private claims, demands, and litigation, impair our reputation and competitive position, distract management and require significant time and resources to address. Legal or regulatory action against us could prevent us from resolving issues quickly or force us to resolve them in unanticipated ways, cause us to incur significant expense and damages, or result in orders forcing us to cease operations or modify our business practices in ways that materially limit or restrict our products and services. Concerns over our practices with respect to privacy, data protection, data governance, and cybersecurity could adversely affect our reputation and deter customers and consumers from using our products and services. In addition, patient care could suffer, and we could be liable if our products, services or IT systems fail to timely deliver accurate and complete information. We have cybersecurity and other forms of insurance coverage related to cyberattacks, breaches, and other incidents or security problems, but we cannot guarantee applicable insurance will be available to us in the future on economically reasonable terms or at all. Damages and claims arising from incidents may not be covered, may exceed coverage limits, and may not cover the time and effort we incur investigating and responding to any incidents, or other costs or liabilities, which may be material. The costs to eliminate, mitigate, or recover from security problems and cybersecurity attacks and incidents could be material and require us to implement additional or different security controls or other measures and, depending on the nature and extent of the problem and the products, services or IT systems impacted, such security problems and cybersecurity attacks and incidents may result in network, IT system interruptions or other disruptions, decreased product sales, data loss, damage, unavailability, or other liabilities, any of which may have a material impact on our operations, net revenues and operating results. The costs associated with cybersecurity tools and infrastructure and competition for scarce cybersecurity and IT resources could limit our ability to identify, eliminate or remediate cybersecurity or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network.

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

We also are or may become, or alleged to be or become, subject to certain federal, state, and foreign laws and regulations respecting the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the HIPAA Standards for Privacy of Individually Identifiable Health Information and the Security Standards for the Protection of Electronic Protected Health Information under HIPAA and the Health Information Technology for Economic and Clinical Health Act of 2009 , as well as those relating to privacy, data security, content regulation and consumer protection, such as the California Consumer Protection Act, as amended by the California Privacy Rights Act (as amended, the “CCPA”). The CCPA requires covered businesses that process personal information of California residents to disclose certain practices, provides California residents with data privacy rights, imposes operational requirements, and provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages. There are limited exemptions under the CCPA for protected health information covered by HIPAA and certain other state laws, but the CCPA and other new and evolving state laws could impact our business activities. Numerous other states have enacted, or plan to enact, laws relating to privacy, data protection, data governance and cybersecurity, with such enacted laws either in operation or slated to go into operation over the next several years. Many of these laws are comprehensive privacy laws similar to the CCPA. States also are enacting laws addressing specific subject matter, such as Washington’s My Health, My Data Act, which includes a private right of action. Laws in all 50 U.S. states have required notice to individuals whose personal data has been disclosed as a result of a data breach. Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal information is governed in the EU by the General Data Protection Regulation, which imposes significant obligations upon companies and rights for individuals, with substantial penalties for noncompliance up to the greater of €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, and by certain EU member state-level legislation. Numerous other jurisdictions maintain similar legislation or other laws or regulations addressing privacy, data protection, data governance, or cybersecurity.

We are also subject to data export restrictions and international transfer laws and regulations that prohibit or impose conditions upon certain data transfers. The mechanisms upon which we and many other companies rely for European data transfers have been the subject of legal challenge, regulatory interpretation and judicial decisions by the EU courts and regulators, and may be subject to significant changes. Several jurisdictions, including the EU, the United States, China, Australia, and Japan, have established legal requirements for cross-border transfers of all or certain personal information and certain jurisdictions have also established legal requirements for data localization, which may require us to maintain separate servers located in those countries so that all or certain personal information are maintained locally. These laws and regulations addressing cross-border data transfers and data localization are constantly evolving and may be created, interpreted, applied or amended in ways that could restrict our activities in certain jurisdictions, limit our ability to provide our products and services in those jurisdictions, require us to modify our policies and practices and to engage in additional contractual negotiations, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data across borders. We have and likely will again in the future be required to implement new or expand existing data storage protocols, build new storage facilities, devote additional resources, and modify relevant policies or procedures to comply with the foregoing laws and regulations, any of which could be costly and which may adversely affect our business and our customers' businesses, our financial condition and our results of operations in those jurisdictions.

With laws, regulations and other obligations relating to privacy, data protection, data governance and cybersecurity imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. Further, any failure or perceived failure by us or our vendors, customers, or service providers to comply with our applicable policies or notices relating to privacy, data protection, data governance or cybersecurity, our contractual or other obligations to third parties, or any of our other legal obligations, laws, rules, regulations, government actions or standards relating to privacy, data protection, data governance or cybersecurity, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

Our operations are subject to a variety of existing local, regional and global Sustainability laws and regulations, and we are and may be required to comply with new, broader, more complex and more costly Sustainability laws and regulations, such as the EU’s Corporate Sustainability Reporting Directive. Our compliance obligations span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, product packaging, product safety, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, disposal activities, workers’ and human rights.

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

The input of confidential information or trade secrets into AI systems may result in the loss of intellectual property, proprietary rights or attorney-client privilege in such information or trade secrets. The use of AI technologies for developing products or services may adversely affect or preclude our intellectual property rights in such products or services, or may expose us to liability related to the infringement, misappropriation or other violation of third-party intellectual property. Further, particularly given the nascent stage of the technology, the use of AI can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or that result in unintended biases and discriminatory outcomes, or are otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or errors in these outputs.

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

Extensive litigation over IP rights is common in technologies and industries on which our products and services are based. Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and will likely be needed in the future to determine the validity and scope of certain of our IP rights and those claimed by third parties. These proceedings are used to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products and the products of competitors. We have and may in the future be sued for. and defend lawsuits and other legal claims challenging, infringement of third parties’ patents. In addition, we periodically receive letters from third parties drawing our attention to their IP rights and there may be other third-party IP rights of which we are presently unaware. As dentistry continues to become more digital, competitors may make defense of our IP more challenging. Asserting or defending these proceedings can be unpredictable, protracted, time-consuming, expensive, and distracting to management and technical personnel. Their outcomes may adversely affect our ability to manufacture and market our products and services, require us to seek licenses for infringing products or technologies, or result in the assessment of significant monetary damages. Unfavorable rulings could include monetary damages, injunctions prohibiting us from selling our products, or exclusion orders preventing us from importing our products in one or more countries. Moreover, independent actions by competitors, customers, or others have alleged that our efforts to enforce our IP rights constitute unfair competition or violations of antitrust laws and investigations and additional litigation based on the same or similar claims may be brought in the future. The potential effects on our business operations resulting from litigation, whether or not ultimately determined in our favor or settled by us, are costly and could materially affect our reputation, business, financial condition and results of operations.

Financial, Tax and Accounting Risks

If our goodwill, intangible or long-lived assets become impaired, we may be required to record material charges to income.

Under U.S. GAAP, we review our goodwill annually or more frequently if we identify events or circumstances that indicate it is more likely than not that the fair value of a reporting unit has been reduced below its carrying value. We review finite-lived intangible assets and long-lived assets for impairment when events or circumstances indicate the carrying value of the asset (asset group) may not be recoverable. The qualitative analysis performed by management to identify indicators of impairment or the quantitative analysis used to determine fair value requires management to exercise significant judgement in determining appropriate assumptions and estimates, including revenue growth rates, gross and operating margins, and discount rates. Management is responsible for continually assessing qualitative factors that could negatively impact the fair value of goodwill and intangible and long-lived assets and if required, assesses the fair value of each to determine if they have become impaired. Consequently, we may be required to record material charges to income during the period in which any impairment of goodwill, intangible assets or long-lived assets is determined.

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

Compliance with tax laws requires significant judgment concerning our worldwide provision for income taxes. Changes in tax laws or changes to how those laws are applied to our business could affect the amount of tax which we are subject to and the manner in which we operate. Specifically, the Organization for Economic Cooperation and Development (“OECD”) established the Inclusive Framework on Base Erosion and Profit Shifting to among other things, allocate greater taxing rights to countries where customers are located and establish a global minimum tax rate. Countries including EU member countries have enacted, are considering enacting, or have committed to enact the OECD/G20 Framework’s Pillar Two 15% global minimum tax, including Switzerland which is a significant jurisdiction for us. We continue to monitor the enactment of legislation to evaluate the impact of changing global tax laws, which could adversely affect our provision for income taxes or operations.

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
•short selling or other hedging activity in our stock; and
•general economic market conditions, including rising interest rates, new, proposed or retaliatory tariffs, inflationary pressures, recessions, consumer sentiment and demand, global geopolitical conflict, and industry factors unrelated to our actual performance.

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

We have a history of recurring stock repurchase programs intended to return capital to our investors. Future stock repurchase programs are contingent on a variety of factors, including our financial condition, market conditions, results of operations, business requirements, and our continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance that we will continue repurchasing our common stock in the future at historical levels or at all, or that our stock repurchase programs will beneficially impact our stock price. Additionally, the Inflation Reduction Act imposes a 1% excise tax on our stock repurchases, net of certain stock issuances, which will increase our tax liabilities and the cost to repurchase stock and may impact if and how much stock we choose to repurchase in the future.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 through January 31, 2025	331,542	$217.57	331,542	$225,000,000
February 1, 2025 through February 28, 2025	83,348	$189.12	83,348	$209,200,000
March 1, 2025 through March 31, 2025	670,645	$168.78	670,645	$96,000,000
Total	1,085,535		1,085,535

1 January 2023 Repurchase Program. In January 2023, we announced that our Board of Directors had authorized a plan to repurchase up to $1,000,000,000 of our common stock (“January 2023 Repurchase Program”). See Note 10 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the January 2023 Repurchase Program.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“April 2025 Repurchase Program”), none of which has been utilized.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

ALIGN TECHNOLOGY, INC.

May 8, 2025	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer (Principal Executive Officer)

May 8, 2025	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)