Form 10-Q
period 2025-06-30
ALIGN TECHNOLOGY INC
filed 2025-08-06
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of August 1, 2025, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 72,486,368.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign First, Invisalign Go, the Invisalign sonic logo, Vivera, SmartForce, SmartTrack, SmartStage, SmileView, iTero, iTero Element, iTero Lumina, Orthocad, exocad, Align Digital Platform, Align Oral Health Suite, Invisalign Smile Architect, iTero exocad Connector and exocad Dental CAD, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$1,012,449	$1,028,490	$1,991,711	$2,025,921
Cost of net revenues	304,332	305,862	603,486	605,477
Gross profit	708,117	722,628	1,388,225	1,420,444
Operating expenses:
Selling, general and administrative	448,686	452,262	896,315	904,084
Research and development	96,398	92,193	193,599	184,052
Legal settlement loss	—	31,127	4,178	31,127
Total operating expenses	545,084	575,582	1,094,092	1,119,263
Income from operations	163,033	147,046	294,133	301,181
Interest income and other income (expense), net:
Interest income	2,859	3,301	8,175	7,693
Other income (expense), net	7,624	(6,481)	11,650	(6,622)
Total interest income and other income (expense), net	10,483	(3,180)	19,825	1,071
Net income before provision for income taxes	173,516	143,866	313,958	302,252
Provision for income taxes	48,908	47,302	96,120	100,660
Net income	$124,608	$96,564	$217,838	$201,592

Net income per share:
Basic	$1.72	$1.28	$2.98	$2.68
Diluted	$1.72	$1.28	$2.98	$2.68
Shares used in computing net income per share:
Basic	72,565	75,184	73,061	75,180
Diluted	72,593	75,223	73,098	75,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$124,608	$96,564	$217,838	$201,592
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	43,010	6,359	55,209	3,427
Change in unrealized gains (losses) on investments, net of tax	—	243	—	446
Other comprehensive income (loss)	43,010	6,602	55,209	3,873
Comprehensive income	$167,618	$103,166	$273,047	$205,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$901,157	$1,043,887
Accounts receivable, net of allowance for doubtful accounts of $24,381 and $19,131, respectively	1,116,210	995,685
Inventories	243,750	254,287
Prepaid expenses and other current assets	186,941	198,582
Total current assets	2,448,058	2,492,441
Property, plant and equipment, net	1,260,909	1,271,134
Operating lease right-of-use assets, net	116,674	113,376
Goodwill	491,072	442,630
Intangible assets, net	103,485	103,488
Deferred tax assets	1,548,229	1,557,372
Other assets	250,667	234,159
Total assets	$6,219,094	$6,214,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,434	$108,693
Accrued liabilities	563,059	598,188
Deferred revenues	1,317,990	1,331,146
Total current liabilities	1,995,483	2,038,027
Income tax payable	103,558	96,466
Operating lease liabilities	90,474	88,214
Other long-term liabilities	116,800	139,908
Total liabilities	2,306,315	2,362,615
Commitments and contingencies (Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 72,486 and 73,849 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,426,541	1,362,234
Accumulated other comprehensive income (loss), net	61,187	5,978
Retained earnings	2,425,044	2,483,766
Total stockholders’ equity	3,912,779	3,851,985
Total liabilities and stockholders’ equity	$6,219,094	$6,214,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2025	Shares	Amount
Balance as of March 31, 2025	73,057	$7	$1,386,807	$18,177	$2,389,252	$3,794,243
Net income	—	—	—	—	124,608	124,608
Net change in foreign currency translation adjustment	—	—	—	43,010	—	43,010
Issuance of common stock relating to employee equity compensation plans	15	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(1)	—	(253)	—	—	(253)
Common stock repurchased and retired	(585)	—	(8,221)	—	(88,816)	(97,037)
Stock-based compensation	—	—	48,208	—	—	48,208
Balance as of June 30, 2025	72,486	$7	$1,426,541	$61,187	$2,425,044	$3,912,779

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2025	Shares	Amount
Balance as of December 31, 2024	73,849	$7	$1,362,234	$5,978	$2,483,766	$3,851,985
Net income	—	—	—	—	217,838	217,838
Net change in foreign currency translation adjustment	—	—	—	55,209	—	55,209
Issuance of common stock relating to employee equity compensation plans	408	—	13,909	—	—	13,909
Tax withholdings related to net share settlements of equity awards	(100)	—	(19,830)	—	—	(19,830)
Common stock repurchased and retired	(1,671)	—	(22,977)	—	(276,560)	(299,537)
Stock-based compensation	—	—	93,205	—	—	93,205
Balance as of June 30, 2025	72,486	$7	$1,426,541	$61,187	$2,425,044	$3,912,779

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2024	Shares	Amount
Balance as of March 31, 2024	75,281	$7	$1,238,739	$18,439	$2,502,675	$3,759,860
Net income	—	—	—	—	96,564	96,564
Net change in unrealized gains (losses) from investments	—	—	—	243	—	243
Net change in foreign currency translation adjustment	—	—	—	6,359	—	6,359
Issuance of common stock relating to employee equity compensation plans	17	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(4)	—	(1,547)	—	—	(1,547)
Common stock repurchased and retired	(598)	—	(7,922)	—	(142,677)	(150,599)
Stock-based compensation	—	—	47,028	—	—	47,028
Balance as of June 30, 2024	74,696	$7	$1,276,298	$25,041	$2,456,562	$3,757,908

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2024	Shares	Amount
Balance as of December 31, 2023	75,075	$7	$1,162,140	$21,168	$2,447,174	$3,630,489
Net income	—	—	—	—	201,592	201,592
Net change in unrealized gains (losses) from investments	—	—	—	446	—	446
Net change in foreign currency translation adjustment	—	—	—	3,427	—	3,427
Issuance of common stock relating to employee equity compensation plans	345	—	14,339	—	—	14,339
Tax withholdings related to net share settlements of equity awards	(90)	—	(27,602)	—	—	(27,602)
Common stock repurchased and retired	(634)	—	(7,922)	—	(142,677)	(150,599)
Equity forward contract related to accelerated stock repurchase	—	—	49,527	—	(49,527)	—
Stock-based compensation	—	—	85,816	—	—	85,816
Balance as of June 30, 2024	74,696	$7	$1,276,298	$25,041	$2,456,562	$3,757,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,838	$201,592
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(759)	9,506
Depreciation and amortization	79,724	69,112
Stock-based compensation	93,205	85,816
Non-cash operating lease cost	19,457	19,040
Other non-cash operating activities	7,593	2,377
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(121,406)	(146,932)
Inventories	9,044	31,396
Prepaid expenses and other assets	(22,701)	(80,904)
Accounts payable	(7,516)	(6,398)
Accrued and other long-term liabilities	(35,503)	44,779
Long-term income tax payable	7,092	(12,961)
Deferred revenues	(64,742)	(27,932)
Net cash provided by operating activities	181,326	188,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(77,075)
Purchase of property, plant and equipment	(46,768)	(62,819)
Proceeds from maturities of marketable securities	—	15,560
Proceeds from sales of marketable securities	—	7,518
Purchase of equity investments	(10,000)	(75,390)
Other investing activities	—	129
Net cash used in investing activities	(56,768)	(192,077)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,909	14,339
Common stock repurchases, net of excise tax	(297,134)	(150,012)
Payroll taxes paid upon the vesting of equity awards	(19,830)	(27,602)
Net cash used in financing activities	(303,055)	(163,275)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	35,876	(9,196)
Net decrease in cash, cash equivalents, and restricted cash	(142,621)	(176,057)
Cash, cash equivalents and restricted cash at beginning of the period	1,044,963	938,519
Cash, cash equivalents and restricted cash at end of the period	$902,342	$762,462
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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and we make no representations related thereto.

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

Certain Risks and Uncertainties

Financial instruments which potentially expose the Company to concentration of credit risk, consist principally of cash and cash equivalents. These instruments have minimal credit risk exposures. Management regularly monitors their compositions and maturities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. Through June 30, 2025, the Company has not experienced any material credit losses on such deposits.

We purchase certain inventory from sole suppliers. Additionally, we rely on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Recent Accounting Pronouncements

(i) New Accounting Pronouncements Recently Adopted

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”), “Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and other segment expenses. For public business entities, the provisions of ASU 2023-07 were effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard in the fiscal year ended December 31, 2024. See Note 14 “Segments and Geographical Information.”

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

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and marketable securities balances in our Condensed Consolidated Balance Sheets as of June 30, 2025 and Consolidated Balance Sheets as of December 31, 2024 (in thousands):

					Reported as:
June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$823,785	$—	$—	$823,785	$823,785	$—	$—
Money market funds	60,204	—	—	60,204	60,204	—	—
Certificate of deposits	17,168	—	—	17,168	17,168	—	—
Total	$901,157	$—	$—	$901,157	$901,157	$—	$—

					Reported as:
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable securities, short-term	Marketable securities, long-term
Cash	$752,423	$—	$—	$752,423	$752,423	$—	$—
Money market funds	291,464	—	—	291,464	291,464	—	—
Total	$1,043,887	$—	$—	$1,043,887	$1,043,887	$—	$—

We had no short-term or long-term marketable securities as of June 30, 2025 or December 31, 2024.

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

Level 3 — Inputs to the valuation techniques that are unobservable for the assets or liabilities.

The following tables summarize our financial assets measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

Description	Balance as of June 30, 2025	Level 1
Cash equivalents:
Money market funds	$60,204	$60,204
Certificate of deposits	17,168	17,168
	$77,372	$77,372

Description	Balance as of December 31, 2024	Level 1
Cash equivalents:
Money market funds	$291,464	$291,464
	$291,464	$291,464

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of financial assets and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under factoring arrangements was $18.3 million and $11.3 million during the three months ended June 30, 2025 and 2024, respectively, and $24.7 million and $25.9 million during the six months ended June 30, 2025 and 2024, respectively. Factoring fees on the sales of receivables were recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations and were not material.

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

On April 24, 2023 and April 22, 2024, we entered into Subscription Agreements (the “Subscription Agreements”) with Heartland Dental Holding Corporation (“Heartland”). Pursuant to the Subscription Agreements we acquired less than a 5% equity interest in Heartland through the purchase of Class A Common Stock for $150 million in total. In the fourth quarter of 2024, we recorded a $6 million increase to the carrying value of our investment, which increased the total carrying value of our investment in Heartland to $156 million.

On December 19, 2024 and June 5, 2025, we entered into Subscription Agreements (the “Smile Doctors Subscription Agreements”) with New SD Holding Company, L.P. (“SD Holding Company”). Pursuant to the Smile Doctors Subscription Agreements we acquired less than a 3% equity interest in SD Holding Company through the purchase of Class A Common Units for $40 million in total. SD Holding Company owns a controlling interest, through intermediary entities, in Smile Doctors, LLC.

Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we determined that no adjustments to the carrying values of our investments were necessary for the three or six months ended June 30, 2025.

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

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, we recognized a net loss of $27.1 million and a net gain of $7.5 million, during the three months ended June 30, 2025 and 2024, respectively, and a net loss of $38.6 million and a net gain $27.2 million, respectively, during the six months ended June 30, 2025 and 2024. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the fair value of outstanding foreign exchange forward contracts was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€176,860	$207,674
Canadian Dollar	C$95,000	69,619
Polish Zloty	PLN188,000	51,876
British Pound	£34,000	46,557
Chinese Yuan	¥251,400	35,183
Israeli Shekel	ILS92,300	27,396
Japanese Yen	¥3,700,000	25,707
Brazilian Real	R$119,600	21,711
Swiss Franc	CHF7,500	9,436
New Taiwan Dollar	NT$113,000	3,914
New Zealand Dollar	NZ$5,900	3,579
Australian Dollar	A$5,250	3,432
Czech Koruna	Kč70,000	3,329
Korean Won	₩4,500,000	3,327
Total notional contract amount		$512,740

	December 31, 2024
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€176,080	$183,172
Polish Zloty	PLN283,000	68,633
Canadian Dollar	C$97,000	67,446
British Pound	£37,600	47,090
Israeli Shekel	ILS90,055	24,740
Chinese Yuan	¥164,500	22,417
Brazilian Real	R$83,100	13,327
Japanese Yen	¥2,000,000	12,778
Swiss Franc	CHF5,700	6,314
New Zealand Dollar	NZ$7,000	3,924
Czech Koruna	Kč72,800	3,004
Australian Dollar	A$3,800	2,355
New Taiwan Dollar	NT$58,700	1,786
Korean Won	₩2,000,000	1,361
Total notional contract amount		$458,347

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$116,409	$124,377
Work in process	69,417	73,660
Finished goods	57,924	56,250
Total inventories	$243,750	$254,287

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Value added tax receivables	$36,710	$34,028
Prepaid expenses	93,157	82,978
Other current assets	57,074	81,576
Total prepaid expenses and other current assets	$186,941	$198,582

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and benefits	$224,346	$248,003
Accrued expenses	71,647	66,391
Accrued income taxes	30,191	48,808
Accrued sales and marketing expenses	36,051	37,617
Current operating lease liabilities	32,546	31,063
Accrued property, plant and equipment	8,232	13,462
Other accrued liabilities	160,046	152,844
Total accrued liabilities	$563,059	$598,188

Accrued warranty, which is included in the “Other accrued liabilities” category of the Total accrued liabilities table above, consists of the following activity (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$31,211	$22,426
Charged to cost of net revenues	12,688	10,959
Actual warranty expenditures	(6,251)	(6,523)
Balance at end of period	$37,648	$26,862

Deferred revenues consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred revenues - current	$1,317,990	$1,331,146
Deferred revenues - long-term [1]	$88,454	$102,164
1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2025 and 2024, we recognized $1,012.4 million and $1,028.5 million of net revenues, respectively, of which $229.4 million and $222.4 million was included in the deferred revenues balance at December 31, 2024 and 2023, respectively.

During the six months ended June 30, 2025 and 2024, we recognized $1,991.7 million and $2,025.9 million of net revenues, respectively, of which $475.4 million and $459.2 million was included in the deferred revenues balance at December 31, 2024 and 2023, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of June 30, 2025 were $1,411.5 million. These performance obligations are expected to be fulfilled over a period of up to five years.

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

As part of the Cubicure Acquisition, we acquired a developed technology intangible asset. The acquired developed technology had an estimated fair value of $47.0 million as of the Cubicure Acquisition Date and will be amortized over a useful life of thirteen years.

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

Our condensed consolidated financial statements include the operating results of Cubicure from the Cubicure Acquisition Date. Separate post-acquisition operating results and pro forma results of operations for this acquisition have not been presented as the effect is not material to our consolidated financial results.

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2025, categorized by reportable segment, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2024	$152,645	$289,985	$442,630
Foreign currency translation adjustments	11,401	37,041	48,442
Balance as of June 30, 2025	$164,046	$327,026	$491,072

Finite-Lived Intangible Assets

Acquired finite-lived intangible assets, excluding intangibles that were fully amortized, are as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2025	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of June 30, 2025
Existing technology	11	$146,651	$(59,715)	$—	$86,936
Customer relationships	10	21,500	(11,287)	—	10,213
Trademarks and tradenames[1]	7	9,800	(7,350)	—	2,450
Patents	12	480	(300)	—	180
		$178,431	$(78,652)	$—	99,779
Foreign currency translation adjustments					3,706
Total intangible assets, net					$103,485
1 The Weighted Average Amortization Period decreased from 10 years to 7 years due to an intangible asset with a useful life of 15 years becoming fully amortized during the first quarter of 2025.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2024	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2024
Existing technology	11	$146,651	$(52,238)	$—	$94,413
Customer relationships	10	21,500	(10,079)	—	11,421
Trademarks and tradenames	10	16,600	(9,255)	(4,122)	3,223
Patents	12	480	(280)	—	200
		$185,231	$(71,852)	$(4,122)	109,257
Foreign currency translation adjustments					(5,769)
Total intangible assets, net					$103,488

The total estimated future amortization expense for these acquired finite-lived intangible assets as of June 30, 2025, is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2025	$9,219
2026	17,923
2027	15,607
2028	14,505
2029	14,505
2030	6,328
Thereafter	21,692
Total	$99,779

Amortization expense for the three months ended June 30, 2025 and 2024 was $4.7 million, and amortization expense for the six months ended June 30, 2025 and 2024 was $9.3 million and $9.6 million, respectively.

Note 6. Credit Facility

We maintain a credit facility, as amended in December 2022, that includes a $300.0 million unsecured revolving line of credit and a $50.0 million letter of credit sub-limit. The facility matures on December 23, 2027 and accrues interest, at our election, based on either the Secured Overnight Financing Rate (“SOFR”) for the applicable period or a base rate, in each case plus an applicable margin.

The facility includes financial covenants and performance requirements. As of June 30, 2025, we had no outstanding borrowings under the facility and were in compliance with the terms and conditions of the facility in all material respects.

Note 7. Legal Proceedings

Antitrust Class Actions

On June 5, 2020, a dental practice named Simon and Simon, PC (doing business as City Smiles) brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking treble monetary damages, interest, costs, attorneys’ fees and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On December 18, 2023, the court certified a class of persons or entities that purchased Invisalign directly from us between January 1, 2019 and March 31, 2022. The court denied Plaintiffs’ motion to certify a class of purchasers of scanners. On February 21, 2024, the court granted our motion for summary judgment on all claims brought by the plaintiffs. Plaintiffs have appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument was held on April 10, 2025.

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking treble monetary damages, interest, costs, attorneys’ fees and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets based on Section 2 of the Sherman Act. Plaintiffs have since filed several amended complaints adding new plaintiffs, various state law claims and allegations based on Section 1 of the Sherman Act. On November 29, 2023, the court certified a class of indirect purchasers of Invisalign between July 1, 2018 and December 31, 2023 and a class of indirect purchasers of Invisalign seeking injunctive relief. On February 21, 2024, the court granted our motion for summary judgment on the claims related to Section 2 allegations. The court entered judgment for the Section 2 and related state law claims on March 22, 2024. Plaintiffs have appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument was held on April 10, 2025.

We are currently unable to predict the outcome of these lawsuits and therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

In June 2024, we reached a settlement in principle with the Section 1 plaintiffs to resolve all remaining claims in the Section 1 lawsuit. In March, 2025, Align and plaintiffs agreed to a revised settlement to resolve all Section 1 claims for a

$31.75 million cash payment. On May 28, 2025, the court granted preliminary approval of the proposed settlement. The Final Approval/Fairness hearing has been set for November 20, 2025. We are unable to predict the timeline or outcome of the court’s final approval decision. We continue to believe that plaintiffs’ Section 1 claims are without merit and remain ready to vigorously defend ourselves against those claims.

For the quarter ended June 30, 2025, Align accrued a total loss of $31.75 million, consisting of $27.5 million as of December 31, 2024 and an additional loss accrual of $4.25 million in the first quarter of 2025, for the settlement of the Section 1 claims described above. Subsequent to June 30, 2025, we issued a payment for the full settlement amount to an escrow agency in accordance with the court's preliminary approval.

Straumann Litigation

On April 11, 2024, we filed a lawsuit in the U.S. District Court for the Western District of Texas against ClearCorrect Operating, LLC, ClearCorrect Holdings., Inc. and Institut Straumann AG (collectively the “Defendants”). The complaint asserts claims of false advertising, unfair competition, civil conspiracy and infringement of our patents related to aligner material, treatment planning, and intraoral scanner technologies. Among other things, the complaint seeks relief enjoining Defendants’ infringement of multiple of our multilayer material patents through Defendants’ manufacture, sale and offer for sale of aligners made with Zendura FLX/ClearQuartz materials. Defendants filed motions to dismiss the complaint, which are pending. Defendants are also seeking to invalidate all of our asserted patents at the district court and United States Patent and Trial Appeal Board.

On July 9, 2024, Defendants filed counterclaims against us alleging antitrust violations, false advertising, unfair competition and breach of contract. Among other things, the counterclaims seek to stop our alleged business practices and money damages. On September 13, 2024, we filed a motion to dismiss Defendants’ counterclaims. On February 7, 2025, the magistrate judge recommended denial of the motion to dismiss. On February 21, 2025, we filed objections to the recommendation, which are pending before the district court judge. A trial is scheduled for May 11, 2026.

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

Note 8. Commitments and Contingencies

Tax Matter

Beginning in the third quarter of 2023 and continuing through the first quarter of 2024, we received cumulative assessments of approximately $100 million from His Majesty’s Revenue and Customs (“HMRC”) for unpaid value added tax (“VAT”) related to certain clear aligner sales made during the period of October 2019 through May 2023. We were required to pay these assessments prior to contesting or litigating the matter in statutory appeal. We have historically asserted and continue to assert that doctor prescribed clear aligners sold by dentists for the orthodontic treatment of patient malocclusions are exempt from VAT, that we have reasonably relied upon statements and guidance by HMRC and that our interpretation of United Kingdom legislation is appropriate.

In October 2024, the Company and HMRC reached a settlement agreement regarding the unpaid VAT related to certain aligner sales made during the period of October 2019 through mid-October 2023. As part of the settlement, HMRC agreed to vacate the judicial review (before the Administrative Court) originally scheduled for October 9th and October 10th, 2024, refund to the Company all assessments paid for the period of October 2019 through May 2023 and withdraw any potential assessments for the period from June 2023 through mid-October 2023. HMRC has refunded to the Company the assessed amounts, approximately $100 million.

A statutory appeal (before the First-tier Tribunal - “Tax Tribunal”) was held on January 27th through January 30th, 2025. On April 24, 2025, the Tax Tribunal issued a ruling in our favor indicating that clear aligners are “dental prostheses for the purposes of VAT”, which is a key condition for the VAT exemption. On June 13, 2025, HMRC applied for permission to appeal the Tax Tribunal decision, which was granted on July 15, 2025. On August 1, 2025, we were notified that HMRC had lodged their grounds for appeal to the Upper Tribunal.

In August 2025 we stopped charging VAT to our United Kingdom customers. It is not possible at this stage to accurately evaluate the likelihood of an unfavorable outcome from the Upper Tribunal statutory appeal, nor estimate a range of possible loss.

Indemnification Provisions

In the normal course of business, to facilitate transactions in our services and products, we indemnify certain parties: customers, vendors, lessors and other parties with respect to certain matters, including, but not limited to, services to be provided by us and intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and our executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2025, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stockholders’ Equity

As of June 30, 2025, the Align Technology, Inc. 2005 Incentive Plan, as amended, has a total reserve of 32,168,895 shares, of which 1,893,259 shares are available for issuance.

Summary of Stock-Based Compensation Expense

Stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of net revenues	$1,636	$2,582	$3,174	$4,646
Selling, general and administrative	33,485	34,274	64,351	62,768
Research and development	13,087	10,172	25,680	18,402
Total stock-based compensation	$48,208	$47,028	$93,205	$85,816

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on the closing price of our stock on the date of grant. Generally, RSUs vest over a period of four years. A summary for the six months ended June 30, 2025 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	1,019	$331.10
Granted	670	197.17
Vested and released	(301)	358.16
Forfeited	(60)	292.10
Unvested as of June 30, 2025	1,328	$259.13	1.7	$251,343

As of June 30, 2025, we expect to recognize $261.8 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.8 years.

Market-Performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to members of senior management. Each MSU represents the right to one share of our common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of our stock price relative to the performance of a stock market index over the vesting period. MSUs vest over a period of three years and the maximum number of shares eligible to vest is 250% of the MSUs initially granted.

The following table summarizes the MSU performance activity for the six months ended June 30, 2025:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	193	$679.14
Granted	127	362.98
Vested and released [1]	(26)	915.22
Forfeited	(10)	915.22
Unvested as of June 30, 2025	284	$506.66	1.8	$53,699
1    Includes MSUs vested during the period below 100% of the original grant as actual shares released is based on our stock performance relative to a market index over the vesting period.

As of June 30, 2025, we expect to recognize $67.3 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.8 years.

Restricted Stock Units with Performance Conditions (“PSUs”)

Our PSUs typically include a service and performance condition. We recognize share-based compensation expense for PSUs if it is probable that the performance condition will be achieved.

The following table summarizes the PSU performance activity for the six months ended June 30, 2025:

	Number of Shares Underlying PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	11	$204.33
Granted	—	—
Vested and released	(5)	201.63
Forfeited	—	—
Unvested as of June 30, 2025	6	$206.36	1.5	$1,193

As of June 30, 2025, we expect to recognize $0.8 million of total unamortized compensation costs, net of estimated forfeitures, related to PSUs over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

As of June 30, 2025, we have 1,800,725 shares available for future issuance under the Align Technology, Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the “2010 Purchase Plan”).

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

As of June 30, 2025, we expect to recognize $9.7 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.7 years.

Note 10. Common Stock Repurchase Programs

In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”).

The following tables summarize the total repurchases of our common stock pursuant to Accelerated Share Repurchase (“ASR”) agreements and open market common stock repurchases ("OMR") under the January 2023 Repurchase Program:

Accelerated Share Repurchase Agreements

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Common Stock Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$100.0	Q4 2023	465,518	$214.81
Q2 2024	January 2023	$150.0	Q2 2024	598,302	$250.73
Q4 2024	January 2023	$275.0	Q1 2025	1,241,509	$221.50
Q1 2025	January 2023	$225.0	Q2 2025	1,339,124	$168.02

As of June 30, 2025 the January 2023 Repurchase Program was complete.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years.

On August 5, 2025 we announced a plan to repurchase $200 million of our common stock through open market repurchases beginning in the third quarter of 2025 and continuing into the first quarter of 2026. The number of shares to be repurchased and the average price per share are not determinable as of the filing of this Quarterly Report on Form 10-Q. Upon completion of these open market repurchases the Company will have $800.0 million remaining available for repurchases under the April 2025 Repurchase Program.

Note 11. Accounting for Income Taxes

Our provision for income taxes was $48.9 million and $47.3 million for the three months ended June 30, 2025 and 2024, respectively, representing effective tax rates of 28.2% and 32.9%, respectively. Our provision for income taxes was $96.1 million and $100.7 million for the six months ended June 30, 2025 and 2024, respectively, representing effective tax rates of 30.6% and 33.3%. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2025 and 2024 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes and non-deductible expenses in the U.S.

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

Our total gross unrecognized tax benefits, excluding interest and penalties, were $149.6 million and $145.5 million as of June 30, 2025 and December 31, 2024, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three and six months ended June 30, 2025.

On July 4, 2025, the United States enacted tax reform legislation commonly referred to as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of certain domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We are currently evaluating the impact this legislation will have on our future results of operations, financial position and cash flows, if any.

Note 12. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$124,608	$96,564	$217,838	$201,592
Denominator:
Weighted average common shares outstanding, basic	72,565	75,184	73,061	75,180
Dilutive effect of potential common stock	28	39	37	135
Total shares, diluted	72,593	75,223	73,098	75,315

Net income per share, basic	$1.72	$1.28	$2.98	$2.68
Net income per share, diluted	$1.72	$1.28	$2.98	$2.68

Anti-dilutive potential common shares [1]	1,505	1,149	1,377	648
1 Represents approximately 1,501.7 thousand RSU and 3.3 thousand ESPP weighted average outstanding common stock equivalent shares for the three months ended June 30, 2025 and approximately 1,374.6 thousand RSU and 2.2 thousand ESPP weighted-average outstanding common stock equivalent shares for the six months ended June 30, 2025. Approximately 1,148.7 thousand RSU and 0.3 thousand ESPP weighted average outstanding common stock equivalent shares for the three months ended June 30, 2024 and approximately 647.8 thousand RSU and 0.1 thousand ESPP weighted-average outstanding common stock equivalent shares for the six months ended June 30, 2024 that are excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 13. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$12,995	$16,657
Final settlement of prior year stock repurchase forward contract	—	50,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,323	$19,643
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,259	$22,820

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

Summarized financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues
Clear Aligner	$804,617	$831,738	$1,601,460	$1,648,989
Systems and Services	207,832	196,752	390,251	376,932
Total net revenues	$1,012,449	$1,028,490	$1,991,711	$2,025,921
Cost of net revenues[1]
Clear Aligner	$240,811	$243,201	$475,565	$481,306
Systems and Services	63,521	62,661	127,921	124,171
Total cost of goods sold	$304,332	$305,862	$603,486	$605,477
Gross profit
Clear Aligner	$563,806	$588,537	$1,125,895	$1,167,683
Systems and Services	144,311	134,091	262,330	252,761
Total gross profit	$708,117	$722,628	$1,388,225	$1,420,444
Other Segment expenses
Clear Aligner	$296,795	$288,911	$598,660	$581,819
Systems and Services	58,574	63,301	118,130	132,278
Unallocated corporate expenses	189,715	223,370	377,302	405,166
Total operating expenses	$545,084	$575,582	$1,094,092	$1,119,263
Segment income from operations
Clear Aligner	$267,011	$299,626	$527,235	$585,864
Systems and Services	85,737	70,790	144,200	120,483
Total segment income from operations	$352,748	$370,416	$671,435	$706,347
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

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment income from operations	$352,748	$370,416	$671,435	$706,347
Unallocated corporate expenses	(189,715)	(223,370)	(377,302)	(405,166)
Total income from operations	163,033	147,046	294,133	301,181
Interest income	2,859	3,301	8,175	7,693
Other income (expense), net	7,624	(6,481)	11,650	(6,622)
Net income before provision for income taxes	$173,516	$143,866	$313,958	$302,252

The following table includes certain non-cash expenses for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation
Clear Aligner	$6,065	$8,619	$11,883	$12,383
Systems and Services	403	421	806	780
Unallocated corporate expenses	41,740	37,988	80,516	72,653
Total stock-based compensation	$48,208	$47,028	$93,205	$85,816
Depreciation and amortization
Clear Aligner	$19,495	$16,623	$38,399	$31,056
Systems and Services	9,302	8,070	17,771	14,908
Unallocated corporate expenses	11,779	11,473	23,554	23,148
Total depreciation and amortization	$40,576	$36,166	$79,724	$69,112

Our CODM does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues [1]:
U.S.	$422,801	$438,533	$846,119	$870,634
Switzerland	235,247	270,946	459,379	522,704
Other International	354,401	319,011	686,213	632,583
Total net revenues	$1,012,449	$1,028,490	$1,991,711	$2,025,921
1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Long-lived assets, which includes Property, plant and equipment, net and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	June 30, 2025	December 31, 2024
Long-lived assets [1]:
Switzerland	$562,566	$571,628
U.S.	204,559	207,689
Other International	610,458	605,193
Total long-lived assets	$1,377,583	$1,384,510
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

2024 Restructuring

During the fourth quarter of 2024, we initiated a restructuring plan to increase efficiencies across the organization which is expected to be completed in the second half of 2025. We incurred approximately $37.0 million in restructuring expenses, of which $13.0 million remained unpaid and were included in Accrued liabilities as of December 31, 2024. During the first half of 2025, we reduced our December 31, 2024 restructuring liability by approximately $12.9 million primarily due to cash payments, offset by approximately $2.0 million of additional restructuring expense recorded in Cost of net revenues.

The 2023 and 2024 restructuring activities were primarily related to employee severance and other one-time post-employment benefits.

Activity related to the restructuring liabilities associated with our restructuring initiatives consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period[1]	$13,001	$5,299
Restructuring charges	2,030	(509)
Cash payments and adjustments	(12,914)	(4,573)
Balance at end of period [1]	$2,117	$217
1    Included in “Accrued liabilities” within our Condensed Consolidated Balance Sheets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including fluctuations in currency exchange rates, higher interest rates, market volatility, threats or actual imposition of tariffs, customs duties and fees by nations and retaliatory actions, inflation, threats of or actual economic slowdowns or recessions, or trade wars and geopolitical tensions, our expectations and beliefs regarding customer and consumer confidence, purchasing behavior and demand for dental services and changes in consumer spending habits; our expectations regarding implemented or proposed tariffs and retaliatory actions or other trade restrictions or measures taken by the United States and other countries that have or could impact our products and product sales, our expectations regarding product mix, product launches, product pilots and product adoption, our expectations regarding competition and our ability to compete in our target markets, our expectations regarding the sales growth of our intraoral scanners, clear aligners and other products, our expectations regarding the impact of the military conflicts in the Middle East and Ukraine and increased geopolitical tensions involving Taiwan and the South China Sea and our operations and assets in Israel and Russia, our ability to implement and realize the anticipated benefits currently expected from actions to streamline operations and reallocate resources to better align our long-term growth with our profitability objectives, our marketing and efforts to build our brand awareness, our estimates regarding the size and opportunities of the markets we are targeting along with our expectations for growth in those markets and potential collaboration opportunities, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets and patient care, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, including its impact on our operational flexibility and responsiveness to customer demand, our expectations regarding our tax positions and the judgments we make related to our tax obligations, our beliefs regarding the importance of our manufacturing operations on our success, our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio, our beliefs regarding our business strategy and growth drivers, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality, our expectations regarding the productivity impact sales representatives will have on our sales and the impact of specialization of those representatives in sales channels, our expectations regarding the continued expansion of our international markets and their growth, our expectations regarding impacts or staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success, our expectations for future investments in and benefits from sales and marketing activities, our preparedness and our customers’ preparedness to react to changing circumstances and demand, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of and ability to repatriate foreign earnings, our belief regarding the sufficiency of our cash and investment balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part II, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025.

Executive Overview of Results

Trends and Uncertainties

Our strategic priorities focus on four principal pillars for growth: (i) international expansion; (ii) general dental practitioners (“GP”) treatment; (iii) patient demand; and (iv) orthodontic utilization. Our growth strategy depends on our ability to facilitate the digital transformation of dentistry, our continuous focus on innovation, and expansion to meet and exceed evolving customer expectations as the array of products and services available to them increases. Below is a discussion of the significant trends and uncertainties that could impact our operations:

Macroeconomic Challenges, Trade Impediments and Geopolitical Tensions

Our revenues are susceptible to fluctuations resulting from events and circumstances, including macroeconomic conditions, threats or actual imposition of tariffs, inflation, higher interest rates, customs duties and fees by nations and retaliatory actions, threats of or actual slowdowns or recessions, wages, debt obligations, discretionary income, fluctuations in foreign currency exchange rates, supply chain challenges, market volatility, employment levels, health insurance coverage, and other factors, each of which impacts customer confidence, consumer sentiment and ultimately demand for dental services. Many of these factors also impact the availability of certain raw materials, parts and components used in our products as well as our costs and those of our suppliers through higher raw material prices, transportation costs, labor costs, supply and distribution operations. In the second quarter of 2025, we believe sales of our products were adversely impacted by certain macroeconomic conditions, including global tariff volatility, inflation, and higher interest rates, that negatively affected dental patient demand. Patient traffic growth remained uneven for many doctors, with orthodontic starts down for four consecutive years. We believe uncertainty not only impacts consumer purchasing decisions but also the decisions that doctors make, especially those doctors who offer both clear aligners and wires and brackets and who have existing inventories of wire and brackets and the time to treat patients when orthodontic starts are slowing or diminishing. In the second quarter of 2025, we believe this resulted in an increase in orthodontic starts using brackets and wires in lieu of clear aligners. We believe these trends may continue as long as consumer economic uncertainty persists, particularly if tariffs or the threat of tariffs and retaliatory actions impair discretionary spending. We also expect the geopolitical conflicts involving Ukraine, the Middle East, China and other regions will continue to add to market uncertainties and dampen consumer sentiment and demand.

More directly, we believe government actions relating to implemented or proposed tariffs and retaliatory actions in key strategic countries or regions, particularly in the United States, China, Europe, Brazil, Canada, Israel and Mexico may adversely impact our revenue and cost of goods sold. Additionally, the trade war and geopolitical tensions between the United States and China may result in the limitation or prohibition of the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers. The degree of our exposure is dependent on, among other things, the type of goods subject to any tariffs or trade restrictions enacted, the tariff rates or limits imposed, the timing of the tariffs or restrictions and any other retaliatory measures enacted. The impact may vary by time and region, making operational results uncertain and difficult to predict. These events may also cause a shift in public opinion about companies based in the United States and this may have an adverse impact on our reputation and business. We continue to closely monitor the foregoing issues, assess their potential impact on our operations and financial results, and implement plans to mitigate the impact of any adverse events.

Additionally, a material amount of our revenues are derived internationally and many of our international operations are denominated in currencies other than the U.S. dollar. In the second quarter of 2025, the U.S. dollar weakened against major currencies, which positively impacted our financial condition and results of operations for the quarter. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S dollar against other currencies remains uncertain and unpredictable.

We continue to monitor the potential for violence and military actions that may directly or indirectly impact our personnel, manufacturing, supply chain, and sales. For instance, ongoing conflicts in Ukraine and the Middle East, including military actions in Iran and Israel, as well as increased geopolitical tensions involving Taiwan and the South China Sea may further exacerbate general and regional macroeconomic instability. This is particularly true if fighting erupts, intensifies, spreads to other locations, creates shipping and logistical challenges or cost increases, leads to sanctions or boycotts, or otherwise materially impacts our operations or consumer spending. Our iTero business is headquartered in Israel and, although the sales, delivery times and cost of shipping have not been materially impacted to date, the situation remains fluid. We have implemented contingency measures to help reduce future risks, but it is uncertain whether further escalation could disrupt our operations. While there have been export and import restrictions imposed against products originating from and businesses operating in Israel, they have not materially impacted our sales or operations to date although we continue to monitor the risk.

We expect to take a series of actions in the second half of fiscal 2025 to streamline operations and reallocate resources to better align with our long-term growth and profitability objectives. Further discussion of these potential actions may be found in Part II, Item 5 “Other Information.”

Changing Product Preferences

As the markets for clear aligners and digital processes and workflows used to transform the practice of dentistry continue to mature, we anticipate customer and patient expectations and demands will continue to evolve. We expect to meet customer demands with innovative treatment options that include more choices to address a wider scope of treatment goals and budgets based on our existing and new products. This may result in larger and unpredictable variations in geographic and product mix and selling prices with uncertain implications on our financial statements and business operations. For instance, we continue to experience a shift from certain of our higher average selling priced comprehensive products to lower average selling priced products such as our Invisalign Comprehensive 3in3 product.

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

Key Financial and Operating Metrics

We measure our performance against the foregoing strategic priorities by the achievement of key financial and operating metrics. For the three months ended June 30, 2025, our business operations reflect the following:

•Revenues of $1,012 million, a decrease of 1.6% year-over-year;
•Clear Aligner revenues of $805 million, a decrease of 3.3% year-over-year;
•Clear Aligner case volume increased 0.3% year-over-year and Clear Aligner case volume for teens and growing patients increased from 216.7 thousand shipments to 223.2 thousand or 3.0% year-over-year;
•Imaging Systems and CAD/CAM services revenues of $208 million, an increase of 5.6% year-over-year;
•Income from operations of $163 million and operating margin of 16.1%;
•Effective tax rate of 28.2%;
•Net income of $125 million with diluted net income per share of $1.72;
•Cash and cash equivalents of $901 million as of June 30, 2025;
•Cash provided by operating activities of $129 million;
•Capital expenditures of $21 million, primarily related to investments in our manufacturing capacity and facilities; and
•Number of employees was 21,485 as of June 30, 2025, a decrease of 1.5% year-over-year.

Other Statistical Data and Trends

•As of June 30, 2025, approximately 21 million people worldwide have been treated with our Invisalign system. Management measures these results by comparing to the millions of people who can benefit from straighter teeth and uses this data to target opportunities to expand the market for orthodontics by educating consumers about the benefits of straighter teeth using the Invisalign system.

•For the second quarter of 2025, the total number of Invisalign trained doctors cases were shipped to (doctor submitters) was 86.3 thousand compared to 86.1 thousand in the second quarter of 2024, a 0.1% increase.

•The total utilization rate in the second quarter of 2025 remained flat at 7.5 cases per doctor compared to the second quarter of 2024.

•The clear aligner revenue per case shipment (clear aligner revenues divided by case shipments) decreased from $1,295 in the second quarter of 2024 to $1,250 in the second quarter of 2025, a 3.5% decrease.

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

Net revenues for our Clear Aligner and Systems and Services segments for the three and six months ended June 30, 2025 and 2024 are as follows (in millions)1:

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2025	2024	Change		2025	2024	Change
Clear Aligner net revenues	$804.6	$831.7	$(27.1)	(3.3)%	$1,601.5	$1,649.0	$(47.5)	(2.9)%
Systems and Services net revenues	207.8	196.8	11.1	5.6%	390.3	376.9	13.3	3.5%
Total net revenues	$1,012.4	$1,028.5	$(16.0)	(1.6)%	$1,991.7	$2,025.9	$(34.2)	(1.7)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Beginning with the quarterly report on Form 10-Q for the quarter ended March 31, 2025, we are no longer disclosing Clear Aligner net revenues for Americas, International and Non-case. Rather our disclosure will align with our Clear Aligner reportable segment in total.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
Total case volume	644.4	642.7	1.6	0.3%	1,286.7	1,247.8	38.9	3.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2025, total net revenues decreased by $16 million and $34 million, respectively, as compared to the same periods in 2024, primarily due to a decrease in Clear Aligner net revenues driven by a decrease in average selling price (“ASP”). The decrease in Clear Aligner net revenues was partially offset by an increase in Systems and Services net revenues primarily due to an increase in sales of scanner wands.

Clear Aligner

For the three months ended June 30, 2025, Clear Aligner net revenues decreased by $27 million as compared to the same period in 2024, primarily due to a decrease in ASP, driven by a product mix shift to lower priced products and higher discounts, resulting in a decrease of net revenues of $34 million. The decrease from ASP was partially offset by favorable foreign exchange rates and an increase in volume, which increased net revenues by $5 million and $2 million, respectively.

For the six months ended June 30, 2025, Clear Aligner net revenues decreased by $48 million as compared to the same period in 2024, primarily due to a decrease in ASP, driven by a product mix shift to lower priced products and higher discounts, resulting in a decrease of net revenues of $73 million. Clear Aligner net revenues were further negatively impacted by $21 million due to unfavorable foreign exchange rates. These decreases were partially offset by an increase in volume which increased net revenues by $47 million.

Systems and Services

For the three months ended June 30, 2025, Systems and Services net revenues increased by $11 million as compared to the same period in 2024, primarily due to an increase of $11 million in sales of scanner wands, driven by strong volume partially offset by lower scanner wand ASP, a $5 million increase from non-system sales and a $1 million favorable impact from foreign exchange rates. These increases were partially offset by lower scanner system sales of $6 million, primarily driven by lower scanner system ASP.

For the six months ended June 30, 2025, Systems and Services net revenues increased by $13 million as compared to the same period in 2024, primarily due to an increase of $23 million in sales of scanner wands, driven by strong volume partially offset by lower scanner wand ASP, and a $10 million increase from non-system sales. These increases were partially offset by lower scanner system sales of $15 million, driven by lower volume and ASP, and a $4 million negative impact from unfavorable foreign exchange rates.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Clear Aligner
Cost of net revenues	$240.8	$243.2	$(2.4)	$475.6	$481.3	$(5.7)
% of net segment revenues	29.9%	29.2%		29.7%	29.2%
Gross profit	$563.8	$588.5	$(24.7)	$1,125.9	$1,167.7	$(41.8)
Gross margin %	70.1%	70.8%		70.3%	70.8%
Systems and Services
Cost of net revenues	$63.5	$62.7	$0.9	$127.9	$124.2	$3.8
% of net segment revenues	30.6%	31.8%		32.8%	32.9%
Gross profit	$144.3	$134.1	$10.2	$262.3	$252.8	$9.6
Gross margin %	69.4%	68.2%		67.2%	67.1%
Total cost of net revenues	$304.3	$305.9	$(1.5)	$603.5	$605.5	$(2.0)
% of net revenues	30.1%	29.7%		30.3%	29.9%
Gross profit	$708.1	$722.6	$(14.5)	$1,388.2	$1,420.4	$(32.2)
Gross margin %	69.9%	70.3%		69.7%	70.1%

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

For the three and six months ended June 30, 2025, our gross margin percentage decreased as compared to the same periods in 2024 primarily due to lower clear aligner ASP partially offset by operational efficiencies.

Clear Aligner

For the three months ended June 30, 2025, our gross margin percentage decreased as compared to the same period in 2024 primarily due to lower ASPs partially offset by lower freight costs.

For the six months ended June 30, 2025, our gross margin percentage decreased as compared to the same period in 2024 primarily due to lower ASPs partially offset by lower manufacturing spend and freight costs.

Systems and Services

For the three and six months ended June 30, 2025, our gross margin percentage increased as compared to the same periods in 2024 primarily due to an increase in operational efficiencies partially offset by lower scanner wand and scanner system ASPs and tariffs.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Selling, general and administrative	$448.7	$452.3	$(3.6)	$896.3	$904.1	$(7.8)
% of net revenues	44.3%	44.0%		45.0%	44.6%

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

For the three months ended June 30, 2025, selling, general and administrative expense decreased compared to the same period in 2024 primarily due to lower employee costs, including salaries, fringe benefits, stock-based compensation and bonus, partially offset by higher marketing expense and outside services.

For the six months ended June 30, 2025, selling, general and administrative expense decreased compared to the same period in 2024 primarily due to lower employee costs, including salaries, fringe benefits, and bonus and lower outside services, partially offset by higher marketing expense.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Research and development	$96.4	$92.2	$4.2	$193.6	$184.1	$9.5
% of net revenues	9.5%	9.0%		9.7%	9.1%

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

For the three and six months ended June 30, 2025, research and development expense increased compared to the same periods in 2024 primarily due to higher employee costs, including salaries, fringe benefits and stock-based compensation, partially offset by lower bonus cost.

Legal settlement loss (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Legal settlement loss	$—	$31.1	$(31.1)	$4.2	$31.1	$(26.9)
% of net revenues	—%	3.0%		0.2%	1.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the six months ended June 30, 2025, we recorded losses of $4 million due to legal settlements. Refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information.

Income from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Clear Aligner
Income from operations	$267.0	$299.6	$(32.6)	$527.2	$585.9	$(58.6)
Operating margin %	33.2%	36.0%		32.9%	35.5%
Systems and Services
Income from operations	$85.7	$70.8	$14.9	$144.2	$120.5	$23.7
Operating margin %	41.3%	36.0%		37.0%	32.0%
Total income from operations [1]	$163.0	$147.0	$16.0	$294.1	$301.2	$(7.0)
Operating margin %	16.1%	14.3%		14.8%	14.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 14 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Condensed Consolidated Income from Operations.

For the three months ended June 30, 2025, our operating margin percentage increased compared to the same period in 2024 primarily due to legal settlement losses incurred in 2024 partially offset by lower gross margin from our clear aligner reportable segment.

For the six months ended June 30, 2025, our operating margin percentage decreased slightly compared to the same period in 2024 primarily due to lower gross margin from our clear aligner reportable segment partially offset by a decrease in legal settlement losses.

Clear Aligner

For the three and six months ended June 30, 2025, our operating margin percentage decreased compared to the same periods in 2024 primarily due to a decrease in gross margin and a decrease in operating leverage primarily due to higher marketing spend.

Systems and Services

For the three and six months ended June 30, 2025, our operating margin percentage increased compared to the same periods in 2024 primarily due to higher gross margin and improved operating leverage primarily from lower employee spend.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest income	$2.9	$3.3	$(0.4)	$8.2	$7.7	$0.5
% of net revenues	0.3%	0.3%		0.4%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended June 30, 2025, interest income decreased compared to the same period in 2024 primarily due to lower interest rates partially offset by higher cash and cash equivalents.

For the six months ended June 30, 2025, interest income increased compared to the same period in 2024 primarily due to higher cash and cash equivalents partially offset by lower interest rates.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Other income (expense), net	$7.6	$(6.5)	$14.1	$11.7	$(6.6)	$18.3
% of net revenues	0.8%	(0.6)%		0.6%	(0.3)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended June 30, 2025, other income (expense), net increased compared to the same period in 2024 primarily due to favorable foreign exchange rates.

For the six months ended June 30, 2025, other income (expense), net increased compared to the same period in 2024 primarily due to favorable foreign exchange rates partially offset by a gain recorded on our equity investments in the first quarter of 2024.

Provision for income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Provision for income taxes	$48.9	$47.3	$1.6	$96.1	$100.7	$(4.5)
Effective tax rates	28.2%	32.9%		30.6%	33.3%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for both the three and six month periods ended June 30, 2025 and 2024 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes and non-deductible expense in the U.S.

The decrease in our effective tax rate for the three months ended June 30, 2025 compared to the same period in 2024 is primarily attributable to a decrease in U.S. taxes on foreign earnings, partially offset by the change in our jurisdictional mix of income.

The decrease in our effective tax rate for the six months ended June 30, 2025 compared to the same period in 2024 is primarily attributable to a decrease in U.S. taxes on foreign earnings, partially offset by the change in our jurisdictional mix of income, remeasurement of Switzerland deferred tax assets due to a tax rate change in 2024 and lower tax deductions from stock-based compensation.

Liquidity and Capital Resources

Liquidity and Trends

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $901 million and $1,044 million, respectively, of which approximately $708 million and $855 million, respectively, were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient operating cash flow from our domestic operations and have access to $300 million under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.
Our material cash requirements as of June 30, 2025 are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. There have been no material changes to our purchase commitments for goods and services during the six months ended June 30, 2025 as compared to the year ended December 31, 2024.

•There have been no material changes to our future operating lease payments during the six months ended June 30, 2025 as compared to the year ended December 31, 2024.

•We expect our investments in capital expenditures for fiscal year 2025 to be between $100 million and $125 million. Capital expenditures primarily relate to technology upgrades as well as additional manufacturing capacity in support of our continued expansion. Despite the challenging market conditions, we intend to continue to invest in research and development, manufacturing and treatment planning to meet actual and anticipated demand.

•In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock. The April 2025 Repurchase Program is expected to be completed over a period of up to three years. We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including our share price and current liquidity requirements. Refer to Note 10 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•As of June 30, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have, a current or future material impact on our liquidity or capital resources.

•On July 7, 2025, we issued a payment for $31.75 million to an escrow agency to settle an antitrust matter. Refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information.

Sources and Uses of Cash

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash flow provided by (used in):
Operating activities	$181,326	$188,491
Investing activities	(56,768)	(192,077)
Financing activities	(303,055)	(163,275)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	35,876	(9,196)
Net decrease in cash, cash equivalents and restricted cash	$(142,621)	$(176,057)

Operating Activities

For the six months ended June 30, 2025, cash flows from operations of $181 million resulted primarily from our net income of approximately $218 million as well as the following:

Significant adjustments to net income

•Depreciation and amortization of $80 million related to our investments in property, plant and equipment and intangible assets;
•Stock-based compensation of $93 million related to equity awards granted to employees and directors;
•Non-cash operating lease costs of $19 million; and
•Other non-cash operating activities of $8 million primarily related to an increase in our bad debt allowance.

Significant changes in working capital

•Net outflow of $121 million in accounts receivable due to timing of collections;
•Net outflow of $36 million in accrued and other long-term liabilities primarily due to the payment of fiscal year 2024 bonuses in the first quarter of 2025; and
•Net outflow of $65 million in deferred revenue.

Investing Activities

Net cash used in investing activities was $57 million for the six months ended June 30, 2025 which was primarily related to an outflow of $47 million for purchases of property, plant and equipment and $10 million for our additional investment in SD Holding Company.

Financing Activities

Net cash used in financing activities was $303 million for the six months ended June 30, 2025 and primarily consisted of an outflow of $297 million for share repurchases and payroll taxes paid for equity awards through share withholdings of $20 million which were partially offset by $14 million of proceeds from the issuance of common stock under our employee stock purchase plan.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income earned on our cash and cash equivalents balance. As of June 30, 2025, we are not exposed to interest rate risk on our unsecured revolving line of credit. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows. As of June 30, 2025, we had no short term or long-term marketable securities.

We have not historically used derivative financial instruments to manage our exposure to changes in interest rates.

Foreign Currency Exchange Rate Risk

As a result of our international operations, our financial performance has been affected by fluctuations in foreign currency exchange rates and economic conditions in global markets. There is no assurance that exchange rate fluctuations will not adversely impact our results of operations or financial position in the future; however, generally we conduct sales in the local currencies of the countries in which we operate, which provides a degree of natural hedging as most subsidiaries’ also incur their operating expenses in those same currencies.

To further reduce the short-term impact of foreign exchange rate fluctuations on certain assets and liabilities, we enter into foreign currency forward contracts in markets where we have meaningful exposure, primarily involving the Euro, British Pound, Chinese Yuan, Polish Zloty and Canadian Dollar. These contracts, which are not designated as hedging instruments, typically have original maturities of one month and are marked to market through earnings each reporting period. The gains and losses from these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities. We do not enter into foreign currency forward contracts for trading or speculative purposes.

As our international footprint expands, we continuously reassess our strategy for managing foreign exchange risk. Although we continue to monitor our exposure to currency fluctuations, and, where appropriate, mitigate our exposure through the use of forward contracts, a hypothetical 10% aggregate change in foreign currency exchange rates relative to the U.S. dollar could have a material impact on our results of operations and financial position.

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

Our investments in privately held companies primarily consist of equity securities without readily determinable fair values. We elected to account for our investments in privately held companies using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. The carrying value of our investments in privately held companies was $198.2 million at June 30, 2025 and $188.2 million at December 31, 2024.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Macroeconomic conditions impact consumer confidence and discretionary spending, which can adversely affect demand for dental services and our products. Consumer spending habits are affected by, among other things, fluctuations in foreign currency exchange rates, consumer confidence, threats or actual imposition of tariffs, customs duties and fees by nations and retaliatory actions, inflation, general economic weakness, actual or potential slowdowns or recessions, pandemics, wars and military actions, employment levels, health insurance coverage, wages, debt obligations, discretionary income, interest rates, market volatility and perceptions of current and future economic conditions. Macroeconomic conditions can, among other things, reduce or shift spending away from elective procedures, drive patients to pursue less costly orthodontic treatments, decrease the number of orthodontic case starts, reduce patient traffic in dentists’ offices, or reduce demand for dental services generally. For instance, decreased demand for dental services can cause dentists and labs to revert to using wires and brackets more often for orthodontic treatment instead of clear aligners and postpone investments in capital equipment, such as intraoral scanners and CAD/CAM equipment and software. Uncertain economic outlooks for, or declines in the economic outlooks of, the United States, Chinese, European and other international economies have and could in the future materially adversely affect consumer demand and dental practice spending. Increases in the cost of fuel and energy, food and other essential items as well as higher interest rates have and could in the future reduce consumers’ disposable income, which could cause a decrease in discretionary spending for our products.

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

Geopolitical events, tariffs, trade and international disputes, wars, military actions and terrorism, or major public health crises have and could in the future harm or disrupt international commerce and the global economy and could materially adversely affect our business with our customers and consumers, suppliers, contract manufacturers, commercial intermediaries and other business partners. Such events have and could result in, among other things, supply chain and trade disruptions, changes in diplomatic and trade relationships, new tariffs and retaliatory tariffs, trade protection measures, quotas, embargoes, safeguards, trade sanctions and countersanctions, customs inquiries or restrictions, boycotts, reduced consumer spending, government shut downs, cyberattacks, energy shortages or power outages, energy rationing that adversely impacts our manufacturing facilities, rising fuel or rising costs of producing, procuring, and shipping our products, constraints, volatility or disruption in the financial markets, deaths or injuries to our employees, restrictions and shortages of food, water, shelter and medical supplies, data or information exchange, disruptions, interruptions or limitations in telecommunication services, critical systems or applications reliant on a stable and uninterrupted communications infrastructure, and protests that may impact delivery of our products to customers or destruction of property. Such events may also cause a shift in public opinion about companies based in the United States or in the regions where we operate or plan to operate, which could adversely impact our reputation and business.

Tariffs or proposed tariffs, and any retaliatory trade measures taken in response to such tariffs may increase the cost of our products and components and raw materials used to make them. A significant portion of the products we sell, and the components and raw materials used in our products are originally manufactured or sourced outside the United States. For example, we manufacture clear aligners in our facility in Mexico and ship them to the United States, primarily for our United States customers with the remainder eventually shipping to other international locations. Tariffs would result in additional costs for our products, which may reduce demand for our products and adversely impact our gross margin and results of operations, and we may not be able to fully or substantially mitigate the impact of any new or increased tariffs or pass price increases on to our customers. Trade policies and disputes could result in increased tariffs and other trade restrictions and protectionist measures, which could increase our manufacturing costs, increase prices of and reduce demand for our products, limit our ability to sell to certain customers, limit or prohibit the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers, or impede or slow the movement of our goods across borders. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain.

Foreign countries have and may continue to adopt or rescind other measures, such as controls on the import or export of goods, technology or data, including personal data, which could adversely impact our operations and supply chains or limit our ability to offer certain products and services. We may take various actions in response to these measures, including changing suppliers, where we manufacture our products, or restructuring business relationships. Complying with new or revised trade restrictions may be expensive, time-consuming, disruptive to our logistics and operations, and more costly for us and our customers. Such restrictions may be announced with little or no advance notice and we may be unable to effectively mitigate any adverse impacts in a timely manner or at all.

Military conflicts have and may in the future materially adversely impact the economies in which we operate. Our iTero operations, headquartered in Israel, are close to areas that have been affected by ongoing conflict and military action, which may impact our employees and our iTero business and operations. Some employees in Israel have been called for military service in the current conflict and they may be absent for certain periods of time. Furthermore, our facilities may be damaged or our manufacturing capability or delivery schedules may be impacted as a result of the ongoing conflict. Our supply chains and demand for our products could be impaired as a result of hostilities, export and import restrictions, sanctions or boycotts. These events could disrupt ongoing operations and may materially impact the logistics, timing and cost of shipping of our products and materials or our ability to operate out of impacted areas. Additionally, China’s territorial conflicts with other neighboring countries may impact our operations and sales in China. We cannot predict the progress or outcome of these events or the reactions by governments, businesses or consumers and each event could, individually or in the aggregate, materially adversely affect our business, financial condition, and results of operations.

Our operations may be impacted by natural disasters, which may become more frequent or severe as a result of climate change, and may adversely impact our business, financial condition and results of operations, as well as those of our customers and consumers, suppliers, contract manufacturers, commercial intermediaries and other business partners.

Natural disasters such as earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, urban fires, volcanic eruptions and other extreme weather conditions can cause deaths, injuries and major public health crises, power outages, property damage, restrictions and shortages of food, water, shelter and medical supplies, telecommunications failures, materials scarcity, price volatility and other adverse consequences. If a natural disaster occurs in a region where one of our facilities or those of our customers or suppliers are located, our or their employees or facilities could be impacted, valuable research could be lost, and our ability to create treatment plans, respond to customer inquiries or manufacture and ship our products could be compromised, causing significant delays and reputational harm. Climate change could increase the frequency and severity of natural disasters and could change the supply, demand or availability of sources of energy or resources material to manufacturing our products and operations. It could also affect the availability or cost of materials, goods, and services on which we and our suppliers, contract manufacturers, commercial intermediaries and other business partners rely, which could materially adversely impact our business, financial condition and results of operations.

Business and Industry Risks

Demand for our products and services may not increase or may decrease for many reasons, including resistance to the innovative and business-model-disruptive nature of some of our products and services, which could have a material impact on our business, financial condition and results of operations.

Our products and services require our customers and consumers to forego traditional treatment methods. For example, Invisalign treatment is a significant departure from traditional orthodontic wires and brackets, and our customers and consumers may not find it cost-effective or preferable. A number of dental professionals believe Invisalign treatment is only appropriate for a limited percentage of patients. Additionally, our clear aligners and iTero products utilize digital technology and some dental professionals have and may continue to resist moving to a digital platform. Increased acceptance of our products and services depends in part on the recommendations of dental professionals, professional associations, societies and organizations, as well as other factors, including efficacy, safety, ease of use, reliability, aesthetics, third-party reimbursement, price compared to competing products and traditional treatment methods, and perceptions regarding single-use or non-recyclable plastics. If demand for our products or services fails to increase, or decreases, our business, financial condition and results of operations may be materially adversely affected.

Our net revenues depend primarily on sales of the Invisalign System and iTero intraoral scanners and declines in volume or ASP may adversely affect net revenues, gross profit and net income.

Our net revenues are primarily dependent on sales of the Invisalign System and iTero intraoral scanners. Of the two, we expect the Invisalign System to continue to represent the majority of our net revenues, making sales of it critical to our success.

The ASPs of our products, particularly the Invisalign System, are influenced by numerous factors, including the mix of product treatment packages, geographical mix, channel mix and timing of products sold (particularly the timing and quantity of orders for additional clear aligners for certain Invisalign products), promotions and discounts and foreign currency exchange rates. In addition, we sell our products at different prices and with varying shipping and handling charges or processing fees that may differ by country. Our ASPs for the Invisalign System and iTero intraoral scanners have been and could in the future be adversely affected if:

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

The dental industry is experiencing immense and rapid digital transformation, and we face competition from a variety of competitors including companies that specialize in products or systems and services that provide solutions similar to those that we offer. While solutions such as the Invisalign System, iTero intraoral scanners, CAD/CAM software and our digital platform facilitate this transition, we face competition from companies that seek to introduce new technologies and products and companies that remain dedicated to traditional products and services. As we continue to expand globally, we may see new competition in different geographic regions. We have experienced price-focused competition from competitors in various markets we serve and we anticipate this will continue. We may be unable to compete with these competitors or they may render our technology or products obsolete or economically unattractive, particularly as competitors incorporate artificial intelligence (“AI”) and machine learning into new or existing services and technologies that facilitate changes in doctor-patient interactions, expectations and treatment workflows. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future and sufficiently meet evolving industry trends and consumer demands.

The number and types of competitors we face are diverse and growing rapidly. The Invisalign System competes primarily against traditional wires and brackets and increasingly with clear aligners manufactured and distributed by new market entrants and existing competitors, including traditional medical device companies, laboratories, startups and, in some cases, doctors and dental service organizations (“DSOs”). Our competitors also include direct-to-consumer companies that provide clear aligners using a business model requiring little or no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners or procure products from third-party white-label providers. Large consumer product companies may also start supplying orthodontic products. Orthodontists, GPs and DSOs have and may continue to sample competitive and alternative products and take advantage of competitive promotions and sale opportunities. Additionally, negative experiences with clear aligner products manufactured and distributed by competitors may adversely affect our reputation and demand for the Invisalign System if consumers, orthodontists, GPs and DSOs attribute these negative experiences to clear aligner therapy generally, even if our products differ significantly in design, quality, and clinical effectiveness from competitive products.

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

Operational Risks

Our results of operations have and will continue to fluctuate in the future, which makes predicting the timing and amount of customer demand and our revenues, costs, and expenditures difficult.

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

We rely on the efficient, uninterrupted, and secure operation of complex IT systems and are dependent on key third-party software embedded in IT systems as well as third-party hosted IT systems to support our operations, including third-party cloud platforms. All software and IT systems are vulnerable to damage, cybersecurity attacks, or interruptions or other disruptions from a variety of sources, including rapidly developing advanced technologies (e.g., generative and agentic AI technologies).

To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance, and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, including privacy, security and data protection laws, regulations and actions, increasingly sophisticated cybersecurity threats, and changing customer preferences. Usage of online and hosted technology platforms by us, our customers, and suppliers, including remote working, teledentistry, and new or expanded use of online service platforms, products, and solutions such as doctor, consumer, and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform business processes, extend established processes to new subsidiaries, and implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems. This entails certain risks, including operational disruptions, such as our ability to continue developing and updating products while addressing safety and security, track orders and timely ship products, manage our supply chain, and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products, IT systems and data in those systems, and those of our suppliers and customers may materially impact our business, financial condition, and results of operations.

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

We contract with commercial intermediaries to distribute a portion of the importation, marketing and sales of our products and services, which exposes us to risks to our sales, operations and reputation, including the risk these intermediaries do not comply with applicable laws or our internal procedures.

In addition to our direct sales force, we have and expect to continue to use distributors, resellers or other commercial intermediaries to import, market, sell, service and support our products and services. Our distribution agreements are generally non-exclusive and terminable by either party with customary notice. If qualified and acceptable alternative commercial intermediaries cannot be quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products and services in key markets could be adversely affected. These commercial intermediaries may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these commercial intermediaries, their employees and commercial intermediaries for compliance with laws and regulations, including fair competition, bribery and corruption, import and export compliance, safety, data privacy, false advertising or unfair and deceptive trade practices, and marketing and sales activities. The conduct of these commercial intermediaries may impact our reputation and brand and if they fail to satisfy customers, our reputation and brand loyalty could be harmed. An intermediary may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance or prevents us from taking control of any such authorization. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance.

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

We are highly dependent on the talent and efforts of our personnel. We strive to retain our personnel by providing competitive compensation and benefits, development opportunities and training, flexible work options and an inclusive corporate culture. However, competition for highly skilled personnel, particularly technical and digital talent, is intense, and our competitors have and are likely to continue to recruit our personnel. Our compensation and benefit arrangements may not successfully attract new personnel or retain and motivate existing personnel. In addition, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities, in office or hybrid work policies, our past and any future restructuring efforts and restrictive immigration policies. The loss of any key personnel, particularly executive management, research and development, or sales personnel, could harm our business and prospects and impede the achievement of our research and development, operational or strategic objectives.

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

We recently announced that commencing September 1, 2025, employees are expected to return to working five days per week in the office for most locations. Many companies, including companies that we compete with for talent, have adopted work policies and arrangements that our employees may consider to be more appealing, which could impact our ability to attract and retain qualified personnel.

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

We and many of our healthcare provider customers, suppliers and commercial intermediaries are subject to extensive and frequently changing regulations and government actions under numerous federal, state, local, and foreign laws, including those regulating:

•the access, storage, transmission, disclosure, and other processing of, and security measures with respect to, personal, financial and medical information as well as healthcare records, including children’s personal and health data;
•websites and application advertising, including that involving the use of cookies or involving the collection, use, disclosure, or other processing of data relating to individuals for marketing purposes and other business purposes;
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

In June 2024, the U.S. Supreme Court reversed its longstanding approach to evaluating administrative rulemaking under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. Following this decision, there may be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the courts. For example, this decision may result in more companies suing the FDA to challenge its longstanding decisions and policies, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit.

In 2025, there have been significant and wide-ranging reforms to federal policy and the federal government including significant workforce reductions across federal agencies. We may be impacted by inadequate funding for government agencies, including from government shutdowns, or other disruptions to or reductions in federal agencies including obtaining and maintaining clearances and approvals of our products and services. The rapid increase in new or changed government regulations could result in significant costs and expenses, including those related to compliance, and require modifications in the way we and our customers conduct business. If we are unable to respond to changing regulations in a timely and effective manner, our business, financial condition and results of operations could materially adversely be impacted.

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

Additionally, many countries and regions, including the EU, have proposed new and evolving regulations related to the use of AI and machine learning technologies. In Europe, the EU AI Act entered into force on August 1, 2024 which will become fully effective on August 2, 2026, with some provisions effective in February 2025. Other jurisdictions are considering similarly focused legislation. Although we do not engage in developing or providing AI systems for which their placement on the market, putting into service, or use would qualify as “prohibited AI practices,” restrictions and obligations under this regulation, to the extent applicable to us, could have a negative impact on our business, global systems, financial condition and results of operations. Additionally, other jurisdictions have proposed, and in certain cases enacted, laws and regulations addressing aspects of the use and development of AI. The evolving AI regulatory environment may, among other impacts, result in:

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

Extensive litigation over IP rights is common in technologies and industries on which our products and services are based. Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews or other proceedings have been necessary and will likely be needed in the future to determine the validity and scope of certain of our IP rights and those claimed by third parties. These proceedings are used to determine the validity, scope or non-infringement of certain patent rights pertinent to the manufacture, use or sale of our products and the products of competitors. We have been, and may in the future be, sued and need to defend against lawsuits alleging infringement of third parties’ IP rights or other legal claims challenging our IP rights. In addition, we periodically receive letters from third parties drawing our attention to their IP rights and there may be other third-party IP rights of which we are presently unaware. As dentistry continues to become more digital, competitors may make defense of our IP more challenging. Asserting or defending these proceedings can be unpredictable, protracted, time-consuming, expensive, and distracting to management and technical personnel. Their outcomes may adversely affect our ability to manufacture and market our products and services, require us to seek licenses for infringing products or technologies, or result in the assessment of significant monetary damages. Unfavorable rulings could include monetary damages, injunctions prohibiting us from selling our products, or exclusion orders preventing us from importing our products in one or more countries. Moreover, independent actions by competitors, customers, or others have alleged that our efforts to enforce our IP rights constitute unfair competition or violations of antitrust laws and investigations and additional litigation based on the same or similar claims may be brought in the future. The potential effects on our business operations resulting from litigation, whether or not ultimately determined in our favor or settled by us, are costly and could materially affect our reputation, business, financial condition and results of operations.

Financial, Tax and Accounting Risks

If our goodwill, intangible or long-lived assets become impaired, we may be required to record material charges to income.

Under U.S. GAAP, we review our goodwill annually or more frequently if we identify events or circumstances that indicate it is more likely than not that the fair value of a reporting unit has been reduced below its carrying value. We review finite-lived intangible assets and long-lived assets for impairment when events or circumstances indicate the carrying value of the asset (asset group) may not be recoverable. The qualitative analysis performed by management to identify indicators of impairment or the quantitative analysis used to determine fair value requires management to exercise significant judgment in determining appropriate assumptions and estimates, including revenue growth rates, gross and operating margins, and discount rates. Management is responsible for continually assessing qualitative factors that could negatively impact the fair value of goodwill and intangible and long-lived assets and if required, assesses the fair value of each to determine if they have become impaired. Consequently, we may be required to record material charges to income during the period in which any impairment of goodwill, intangible assets or long-lived assets is determined.

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

Compliance with tax laws requires significant judgment concerning our worldwide provision for income taxes. Changes in tax laws or changes to how those laws are applied to our business could affect the amount of tax which we are subject to and the manner in which we operate. Specifically, the Organization for Economic Cooperation and Development (“OECD”) established the Inclusive Framework on Base Erosion and Profit Shifting to among other things, allocate greater taxing rights to countries where customers are located and establish a global minimum tax rate. Countries including EU member countries have enacted, are considering enacting, or have committed to enact the OECD/G20 Framework’s Pillar Two 15% global minimum tax, including Switzerland which is a significant jurisdiction for us. On June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of the global minimum tax; however, no agreement regarding implementation of the proposal has been reached yet. On July 4, 2025, the United States enacted tax reform legislation commonly referred to as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of certain domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We are currently evaluating the impact this legislation will have on our future results of operations, financial position and cash flows, if any. We continue to monitor the enactment of legislation to evaluate the impact of changing global tax laws, which could adversely affect our provision for income taxes or operations.

Moreover, the application of indirect taxes (such as sales and use tax (“SUT”), value-added tax (“VAT”), goods and services tax (“GST”), and other indirect taxes) to our operations is complex and evolving. U.S. states, local and foreign taxing jurisdictions have differing rules and regulations governing differing types of taxes, and these rules and regulations are subject to varying interpretations and exemptions that may change over time. We collect and remit SUT, VAT, GST and other taxes in many jurisdictions and we are routinely subject to audits. The positions we take regarding taxes as well as the amounts we collect or remit have and may continue to be challenged and we may be liable for failing to collect or remit all taxes deemed owed or the taxes could exceed our estimates. Certain jurisdictions have applied novel or aggressive interpretations of their laws in new ways in an effort to raise additional tax revenue from U.S. based companies such as us, and we may experience similar developments in the future. In addition, ongoing volatility due to international trade may prompt foreign governments to expand regulatory authority or adopt new measures, increasing compliance risks, taxes, and operational complexities. We have and may continue to dispute rulings or positions taken by tax authorities, which have and may continue to incur significant expenses, time, and effort to defend our positions.

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
•short selling or other hedging activity in our stock; and
•general economic market conditions, including rising interest rates, new, proposed or retaliatory tariffs, uncertainty regarding changes in trade policies, including trade wars, inflationary pressures, recessions, consumer sentiment and demand, global geopolitical conflict, and industry factors unrelated to our actual performance.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2025 through April 30, 2025	555,454	$163.51	555,454	$1,005,214,000
May 1, 2025 through May 31, 2025	29,677	$176.07	29,677	$1,000,000,000
June 1, 2025 through June 30, 2025	—	$—	—	$1,000,000,000
Total	585,131		585,131

1 January 2023 Repurchase Program. In January 2023, we announced that our Board of Directors had authorized a plan to repurchase up to $1,000,000,000 of our common stock (“January 2023 Repurchase Program”). See Note 10 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the January 2023 Repurchase Program.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock. The April 2025 Repurchase Program is expected to be completed over a period of up to three years.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Actions to Streamline Operations and Reallocate Resources

We expect to take a series of actions in the second half of fiscal 2025 to streamline operations and reallocate resources to better align with our long-term growth and profitability objectives. Our management, with approvals from our board of directors, as necessary, may determine to realign certain business groups and reduce our global workforce, optimize our manufacturing footprint and dispose of certain manufacturing capital assets.

We expect these actions will incur one-time charges of approximately $150 million to $170 million in the second half of 2025, primarily for the write-down of assets, accelerated depreciation expense, and restructuring charges. The foregoing estimates that we expect to incur in connection with these actions are contingent upon various assumptions and actual results may differ. We may also incur additional costs not currently contemplated due to events related to or resulting from any such action. Our management or board of directors may determine not to pursue certain portions of any of these actions and any actions ultimately pursued may not achieve the benefits currently expected.

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of Align Technology, Inc.				X
3.2	Amended and Restated Bylaws of Align Technology, Inc.				X
10.1	Align Technology, Inc. 2005 Incentive Plan (as amended on May 21, 2025)	8-K	5/21/2025	10.1
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1†	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

August 6, 2025	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer (Principal Executive Officer)

August 6, 2025	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)