Form 10-Q
period 2025-09-30
ALIGN TECHNOLOGY INC
filed 2025-11-05
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 29, 2025, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 71,749,995.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign First, Invisalign Go, the Invisalign sonic logo, Vivera, SmartForce, SmartTrack, SmartStage, SmileView, iTero, iTero Element, iTero Lumina, Orthocad, exocad, Align Digital Platform, Align Oral Health Suite, Invisalign Smile Architect, iTero exocad Connector, exocad Dental CAD, and Cubicure, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$995,692	$977,872	$2,987,403	$3,003,793
Cost of net revenues	356,491	296,098	959,977	901,575
Gross profit	639,201	681,774	2,027,426	2,102,218
Operating expenses:
Selling, general and administrative	417,800	434,138	1,314,115	1,338,222
Research and development	93,276	85,272	286,875	269,324
Restructuring and other charges	31,827	—	31,827	—
Legal settlement loss	—	66	4,178	31,193
Total operating expenses	542,903	519,476	1,636,995	1,638,739
Income from operations	96,298	162,298	390,431	463,479
Interest income and other income (expense), net:
Interest income	3,249	4,003	11,424	11,696
Other income (expense), net	(4,813)	(371)	6,837	(6,993)
Total interest income and other income (expense), net	(1,564)	3,632	18,261	4,703
Net income before provision for income taxes	94,734	165,930	408,692	468,182
Provision for income taxes	37,981	49,967	134,101	150,627
Net income	$56,753	$115,963	$274,591	$317,555

Net income per share:
Basic	$0.78	$1.55	$3.77	$4.23
Diluted	$0.78	$1.55	$3.77	$4.23
Shares used in computing net income per share:
Basic	72,377	74,736	72,831	75,031
Diluted	72,419	74,757	72,880	75,149

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$56,753	$115,963	$274,591	$317,555
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	4,185	10,713	59,394	14,140
Change in unrealized gains (losses) on investments, net of tax	—	159	—	605
Other comprehensive income	4,185	10,872	59,394	14,745
Comprehensive income	$60,938	$126,835	$333,985	$332,300

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,004,589	$1,043,887
Accounts receivable, net of allowance for doubtful accounts of $28,250 and $19,131, respectively	1,099,372	995,685
Inventories	228,161	254,287
Prepaid expenses and other current assets	174,114	198,582
Assets held for sale	27,858	—
Total current assets	2,534,094	2,492,441
Property, plant and equipment, net	1,184,554	1,271,134
Operating lease right-of-use assets, net	115,038	113,376
Goodwill	491,516	442,630
Intangible assets, net	98,716	103,488
Deferred tax assets	1,555,580	1,557,372
Other assets	254,054	234,159
Total assets	$6,233,552	$6,214,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,550	$108,693
Accrued liabilities	546,293	598,188
Deferred revenues	1,294,623	1,331,146
Total current liabilities	1,966,466	2,038,027
Income tax payable	110,595	96,466
Operating lease liabilities	87,278	88,214
Other long-term liabilities	111,755	139,908
Total liabilities	2,276,094	2,362,615
Commitments and contingencies (Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 72,040 and 73,849 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,475,146	1,362,234
Accumulated other comprehensive income (loss), net	65,372	5,978
Retained earnings	2,416,933	2,483,766
Total stockholders’ equity	3,957,458	3,851,985
Total liabilities and stockholders’ equity	$6,233,552	$6,214,600

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2025	Shares	Amount
Balance as of June 30, 2025	72,486	$7	$1,426,541	$61,187	$2,425,044	$3,912,779
Net income	—	—	—	—	56,753	56,753
Net change in foreign currency translation adjustment	—	—	—	4,185	—	4,185
Issuance of common stock relating to employee equity compensation plans	80	—	7,839	—	—	7,839
Tax withholdings related to net share settlements of equity awards	(3)	—	(402)	—	—	(402)
Common stock repurchased and retired	(523)	—	(7,209)	—	(64,864)	(72,073)
Stock-based compensation	—	—	48,377	—	—	48,377
Balance as of September 30, 2025	72,040	$7	$1,475,146	$65,372	$2,416,933	$3,957,458

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2025	Shares	Amount
Balance as of December 31, 2024	73,849	$7	$1,362,234	$5,978	$2,483,766	$3,851,985
Net income	—	—	—	—	274,591	274,591
Net change in foreign currency translation adjustment	—	—	—	59,394	—	59,394
Issuance of common stock relating to employee equity compensation plans	488	—	21,748	—	—	21,748
Tax withholdings related to net share settlements of equity awards	(103)	—	(20,232)	—	—	(20,232)
Common stock repurchased and retired	(2,194)	—	(30,186)	—	(341,424)	(371,610)
Stock-based compensation	—	—	141,582	—	—	141,582
Balance as of September 30, 2025	72,040	$7	$1,475,146	$65,372	$2,416,933	$3,957,458

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2024	Shares	Amount
Balance as of June 30, 2024	74,696	$7	$1,276,298	$25,041	$2,456,562	$3,757,908
Net income	—	—	—	—	115,963	115,963
Net change in unrealized gains (losses) from investments	—	—	—	159	—	159
Net change in foreign currency translation adjustment	—	—	—	10,713	—	10,713
Issuance of common stock relating to employee equity compensation plans	63	—	10,942	—	—	10,942
Tax withholdings related to net share settlements of equity awards	(2)	—	(370)	—	—	(370)
Stock-based compensation	—	—	49,039	—	—	49,039
Balance as of September 30, 2024	74,757	$7	$1,335,909	$35,913	$2,572,525	$3,944,354

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2024	Shares	Amount
Balance as of December 31, 2023	75,075	$7	$1,162,140	$21,168	$2,447,174	$3,630,489
Net income	—	—	—	—	317,555	317,555
Net change in unrealized gains (losses) from investments	—	—	—	605	—	605
Net change in foreign currency translation adjustment	—	—	—	14,140	—	14,140
Issuance of common stock relating to employee equity compensation plans	408	—	25,281	—	—	25,281
Tax withholdings related to net share settlements of equity awards	(92)	—	(27,972)	—	—	(27,972)
Common stock repurchased and retired	(634)	—	(7,922)	—	(142,677)	(150,599)
Equity forward contract related to accelerated stock repurchase	—	—	49,527	—	(49,527)	—
Stock-based compensation	—	—	134,855	—	—	134,855
Balance as of September 30, 2024	74,757	$7	$1,335,909	$35,913	$2,572,525	$3,944,354

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,591	$317,555
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(9,409)	17,465
Depreciation and amortization	135,441	106,905
Stock-based compensation	141,582	134,855
Non-cash operating lease cost	29,504	28,603
Impairment loss on Assets held for sale	23,142	—
Impairment of equity investment	85	115
Other non-cash operating activities	29,349	6,931
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(117,709)	(135,239)
Inventories	3,055	32,304
Prepaid expenses and other assets	(4,053)	(26,283)
Accounts payable	6,729	(13,283)
Accrued and other long-term liabilities	(67,730)	47,618
Long-term income tax payable	14,130	(5,186)
Deferred revenues	(88,661)	(60,207)
Net cash provided by operating activities	370,046	452,153
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(77,075)
Purchase of property, plant and equipment	(66,529)	(92,619)
Proceeds from maturities of marketable securities	—	25,660
Proceeds from sales of marketable securities	—	18,193
Purchase of equity investments	(10,000)	(75,390)
Other investing activities	—	235
Net cash used in investing activities	(76,529)	(200,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21,749	25,281
Common stock repurchases, net of excise tax	(368,691)	(150,012)
Payroll taxes paid upon the vesting of equity awards	(20,232)	(27,972)
Net cash used in financing activities	(367,174)	(152,703)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	34,502	6,008
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,155)	104,462
Cash, cash equivalents and restricted cash at beginning of the period	1,044,963	938,519
Cash, cash equivalents and restricted cash at end of the period	$1,005,808	$1,042,981
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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future period, and we make no representations related thereto.

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

In the third quarter of 2025, we committed to a plan to dispose of, other than by sale, specifically identified manufacturing assets prior to the end of their estimated useful lives. We anticipate completing the disposition of these assets by December 31, 2025. Accordingly, we have revised the estimated useful lives of these assets to reflect our use through the disposal date. In the three and nine months ended September 30, 2025, we recorded $13.7 million of depreciation expense related to these assets. The increase in depreciation expense negatively impacted Net income, net of tax, by $8.2 million or $0.11 per basic and diluted share and $9.2 million or $0.13 per basic and diluted share for the three and nine months ended September 30, 2025, respectively.

Certain Risks and Uncertainties

Financial instruments which potentially expose the Company to concentration of credit risk, consist principally of cash and cash equivalents. These instruments have minimal credit risk exposures. Management regularly monitors their compositions and maturities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. Through September 30, 2025, the Company has not experienced any material credit losses on such deposits.

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

(ii) Recent Accounting Pronouncements Not Yet Effective

On September 18, 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software.” The amendments in this ASU simplify the accounting for internal-use software by eliminating the existing project development stages and introducing new guidance for evaluating the probable-to-complete threshold for capitalization. The amendments in this ASU also require the application of ASC 360-10 disclosure requirements for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The provisions of ASU 2025-06 are effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of this pronouncement on its annual consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will impact our accounting for income tax financial statement disclosure beginning with our annual report on Form 10-K for the year ending December 31, 2025, but will not impact our consolidated balance sheets, statements of operations or statements of cash flows. We plan to adopt ASU 2023-09 on a prospective basis.

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

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and marketable securities balances in our Condensed Consolidated Balance Sheets as of September 30, 2025 and Consolidated Balance Sheets as of December 31, 2024 (in thousands):

					Reported as:
September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$797,412	$—	$—	$797,412	$797,412
Money market funds	190,785	—	—	190,785	190,785
Certificate of deposits	16,392	—	—	16,392	16,392
Total	$1,004,589	$—	$—	$1,004,589	$1,004,589

					Reported as:
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$752,423	$—	$—	$752,423	$752,423
Money market funds	291,464	—	—	291,464	291,464
Total	$1,043,887	$—	$—	$1,043,887	$1,043,887

We had no short-term or long-term marketable securities as of September 30, 2025 or December 31, 2024.

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

Level 3 — Inputs to the valuation techniques that are unobservable for the assets or liabilities.

The following tables summarize our financial assets measured at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

Description	Balance as of September 30, 2025	Level 1
Cash equivalents:
Money market funds	$190,785	$190,785
Certificate of deposits	16,392	16,392
Total	$207,177	$207,177

Description	Balance as of December 31, 2024	Level 1
Cash equivalents:
Money market funds	$291,464	$291,464
Total	$291,464	$291,464

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of financial assets and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under factoring arrangements were $10.0 million and $8.2 million during the three months ended September 30, 2025 and 2024, respectively, and $34.6 million and $34.2 million during the nine months ended September 30, 2025 and 2024, respectively. Factoring fees on the sales of receivables were recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations and were not material.

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

Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we determined that no adjustments to the carrying values of our investments were necessary for the three or nine months ended September 30, 2025.

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

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, we recognized a net gain of $3.3 million and a net loss of $24.5 million during the three months ended September 30, 2025 and 2024, respectively, and a net loss of $35.3 million and a net gain $2.7 million, respectively, during the nine months ended September 30, 2025 and 2024. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the fair value of outstanding foreign exchange forward contracts was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€159,000	$186,840
Canadian Dollar	C$82,500	59,356
British Pound	£39,700	53,324
Polish Zloty	PLN175,000	48,036
Israeli Shekel	ILS94,100	28,452
Japanese Yen	¥3,300,000	22,374
Brazilian Real	R$92,300	17,189
Swiss Franc	CHF5,600	7,048
New Taiwan Dollar	NT$106,300	3,482
Australian Dollar	A$4,800	3,177
New Zealand Dollar	NZ$4,300	2,495
Korean Won	₩3,200,000	2,283
Chinese Yuan	¥15,000	2,108
Total notional contract amount		$436,164

	December 31, 2024
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€176,080	$183,172
Polish Zloty	PLN283,000	68,633
Canadian Dollar	C$97,000	67,446
British Pound	£37,600	47,090
Israeli Shekel	ILS90,055	24,740
Chinese Yuan	¥164,500	22,417
Brazilian Real	R$83,100	13,327
Japanese Yen	¥2,000,000	12,778
Swiss Franc	CHF5,700	6,314
New Zealand Dollar	NZ$7,000	3,924
Czech Koruna	Kč72,800	3,004
Australian Dollar	A$3,800	2,355
New Taiwan Dollar	NT$58,700	1,786
Korean Won	₩2,000,000	1,361
Total notional contract amount		$458,347

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$97,264	$124,377
Work in process	63,097	73,660
Finished goods	67,800	56,250
Total inventories	$228,161	$254,287

During the three months ended September 30, 2025, we recognized an impairment loss on inventory of $14.9 million to adjust our inventory balance to its net realizable value. This loss was recorded in Cost of net revenues in our Condensed Consolidated Statements of Operations.

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Value added tax receivables	$41,190	$34,028
Prepaid expenses	75,884	82,978
Other current assets	57,040	81,576
Total prepaid expenses and other current assets	$174,114	$198,582

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and benefits	$210,499	$248,003
Accrued expenses	62,177	66,391
Accrued income taxes	39,522	48,808
Accrued sales and marketing expenses	34,247	37,617
Current operating lease liabilities	33,993	31,063
Accrued property, plant and equipment	8,411	13,462
Other accrued liabilities	157,444	152,844
Total accrued liabilities	$546,293	$598,188

Accrued warranty, which is included in the “Other accrued liabilities” category of the Total accrued liabilities table above, consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$31,211	$22,426
Charged to cost of net revenues	12,596	14,658
Actual warranty expenditures	(9,108)	(9,889)
Balance at end of period	$34,699	$27,195

Deferred revenues consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred revenues - current	$1,294,623	$1,331,146
Deferred revenues - long-term [1]	84,424	102,164
Total deferred revenues	$1,379,047	$1,433,310
1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2025 and 2024, we recognized $995.7 million and $977.9 million of net revenues, respectively, of which $200.0 million and $199.0 million was included in the deferred revenues balance at December 31, 2024 and 2023, respectively.

During the nine months ended September 30, 2025 and 2024, we recognized $2,987.4 million and $3,003.8 million of net revenues, respectively, of which $675.3 million and $658.2 million was included in the deferred revenues balance at December 31, 2024 and 2023, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of September 30, 2025 were $1,383.3 million. These performance obligations are expected to be fulfilled over a period of up to five years.

Note 4. Business Combination

On January 2, 2024 (the “Cubicure Acquisition Date”), we completed the acquisition of privately held Cubicure GmbH (“Cubicure”) (the “Cubicure Acquisition”). Cubicure is an Austrian company and specializes in direct 3D printing solutions for polymer additive manufacturing that develops, produces and distributes innovative materials, equipment and processes for 3D printing solutions. The Cubicure Acquisition is intended to support and scale our strategic innovation roadmap and strengthen the Align Digital Platform. In fiscal year 2021, we acquired a 9.04% equity interest in Cubicure. Subsequently, on the Cubicure Acquisition Date, we acquired the remaining equity of Cubicure. Prior to the acquisition, we also had technology license and joint development agreements with Cubicure.

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

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2025, categorized by reportable segment, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2024	$152,645	$289,985	$442,630
Foreign currency translation adjustments	11,547	37,339	48,886
Balance as of September 30, 2025	$164,192	$327,324	$491,516

Finite-Lived Intangible Assets

Acquired finite-lived intangible assets, excluding intangibles that were fully amortized, are as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2025	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of September 30, 2025
Existing technology	11	$146,651	$(63,426)	$—	$83,225
Customer relationships	10	21,500	(11,825)	—	9,675
Trademarks and tradenames[1]	7	9,800	(7,700)	—	2,100
Patents	12	480	(310)	—	170
		$178,431	$(83,261)	$—	95,170
Foreign currency translation adjustments					3,546
Total intangible assets, net					$98,716
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

The total estimated future amortization expense for these acquired finite-lived intangible assets as of September 30, 2025 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2025	$4,610
2026	17,923
2027	15,607
2028	14,505
2029	14,505
2030	6,328
Thereafter	21,692
Total	$95,170

Amortization expense for the three months ended September 30, 2025 and 2024 was $4.8 million and $4.6 million, and amortization expense for the nine months ended September 30, 2025 and 2024 was $14.0 million and $14.2 million, respectively.

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

The facility includes financial covenants and performance requirements. As of September 30, 2025, we had no outstanding borrowings under the facility and were in compliance with the terms and conditions of the facility in all material respects.

Note 7. Legal Proceedings

Antitrust Class Actions

On June 5, 2020, a dental practice, Simon and Simon, PC (doing business as City Smiles), brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking treble monetary damages, interest, costs, attorneys’ fees and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On December 18, 2023, the court certified a class of persons or entities that purchased Invisalign directly from us between January 1, 2019 and March 31, 2022. The court denied Plaintiffs’ motion to certify a class of purchasers of scanners. On February 21, 2024, the court granted our motion for summary judgment on all claims brought by the plaintiffs. Plaintiffs have appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument was held on April 10, 2025.

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

In June 2024, we reached a settlement in principle with the Section 1 plaintiffs to resolve all remaining claims in the Section 1 lawsuit. In March 2025, Align and plaintiffs agreed to a revised settlement to resolve all Section 1 claims for a $31.75 million cash payment. On May 28, 2025, the court granted preliminary approval of the proposed settlement. The Final Approval/Fairness hearing has been set for November 20, 2025. We are unable to predict the timeline or outcome of the court’s final approval decision. We continue to believe that plaintiffs’ Section 1 claims are without merit and remain ready to vigorously defend ourselves against those claims.

During the quarter ended September 30, 2025, Align issued a payment for the full settlement amount, $31.75 million, consisting of $27.5 million accrued as of December 31, 2024 and an additional loss accrual of $4.25 million in the first quarter of 2025, to an escrow agency in accordance with the court's preliminary approval.

Straumann Litigation

On April 11, 2024, we filed a lawsuit in the U.S. District Court for the Western District of Texas against ClearCorrect Operating, LLC, ClearCorrect Holdings., Inc. and Institut Straumann AG (collectively the “Defendants”). The complaint asserted claims of false advertising, unfair competition, civil conspiracy and infringement of our patents related to aligner material, treatment planning, and intraoral scanner technologies. Among other things, the complaint seeks relief enjoining Defendants’ infringement of multiple of our multilayer material patents through Defendants’ manufacture, sale and offer for sale of aligners made with Zendura FLX/ClearQuartz materials. On August 29, 2025 Align filed an amended complaint for damages and injunctive relief. On September 12, 2025, Defendants filed a motion to dismiss the amended complaint. That motion to dismiss remains pending. Defendants are also seeking to invalidate all of our asserted patents at the district court and United States Patent and Trial Appeal Board.

On July 9, 2024, Defendants filed counterclaims against us alleging antitrust violations, false advertising, unfair competition and breach of contract. Among other things, the counterclaims seek injunctive relief and money damages. On August 29, 2025, Defendants filed amended counterclaims, which additionally allege that Align procured certain materials patents by fraud. On September 26, 2025, Align filed a motion to dismiss the amended counterclaims. That motion remains pending.

On April 10, 12 and 14, 2025, the Defendants filed eight inter partes review (“IPR”) petitions with the United States Patent Trial and Appeal Board (“PTAB”), alleging that eight of the patents asserted by Align against the Defendants are unpatentable. On October 23, 2025, the PTAB issued decisions denying institution of two of Defendants eight IPRs. On October 23, 2025, the PTAB issued a decision instituting proceedings on one of the IPRs. Decisions on the remaining five IPRs are expected on or before November 8, 2025. We believe the petitions are without merit and intend to defend ourselves vigorously.

We believe Defendants’ counterclaims are without merit and intend to vigorously defend ourselves. We are currently unable to predict the outcome of this lawsuit and cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

Angelalign Technology, Inc.

On August 15, 2025, we initiated two actions in the European Union Patent Court against Angelalign Technology, Inc.; Angelalign France Technology SASU; Europe Angelalign Technology B.V.; Angelalign Technology (Germany) GmbH; Italy Angelalign Technology S.R.L.; Shanghai EA Medical Instruments Co., Ltd. (collectively the “Defendants”) for infringing certain patens related to use interface and attachments. The Defendants responded in one action on October 23, 2025, and have yet to respond to the other.

On August 18, 2025, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Angelalign Technology Inc., Wuxi EA Medical Instruments Technologies Ltd., Wuxi EA Bio-Tech Co., Ltd., and Shanghai EA Medical Instruments Co., Ltd (collectively the “Defendants”). The complaint alleges that the Defendants infringed our patents related to multilayer materials, bite ramps, and power ridges. Defendants have not yet responded to the complaint.

On August 18, 2025, we initiated two actions in the China Intermediate People’s Court against Shanghai Angelalign Medical Devices Co., Ltd., Wuxi Angelalign Medical Device Technology Co., Ltd., and Wuxi Angelalign Biotechnology Co., Ltd (collectively the “Chinese Defendants”) for infringing patents related to attachments and force-based treatment planning.

On September 10, 2025, we filed another action against the Chinese Defendants alleging infringement of our patent related to extraction site closure. The Chinese Defendants have yet to respond to the complaints.

On September 23, 2025, we filed a complaint at the U.S. International Trade Commission (“ITC”) against Angelalign Technology Inc., Wuxi EA Medical Instruments Technologies Ltd., Wuxi EA Bio-Tech Co., Ltd., Shanghai EA Medical Instruments Co., Ltd., and USA Angelalign Technology Corp. (collectively, “Respondents”). The complaint alleges that Respondents are violating 19 U.S.C. § 1337 (“Section 337”) through unlawful and unauthorized importation and sale of clear aligners that infringe claims of our patents related to multilayer materials, bite ramps, and power ridges. The complaint seeks an exclusion order blocking Respondents’ importation of the infringing clear aligners into the U.S., and a cease-and-desist order prohibiting Respondent from selling, marketing, and transferring the infringing clear aligners within the U.S. The ITC has yet to institute this investigation and has ceased regular operations during the government shutdown. Respondents have yet to appear.

On August 22, 2025, Shanghai Angelalign Medical Devices Co., Ltd. and Wuxi Angelalign Medical Devices Technology Co., Ltd. filed a legal action against us in the Beijing Intellectual Property Court. The complaint alleges that we violate an Angelalign patent claim relating to undercut detection for mold manufacturing and seeks money damages and injunctive relief. We believe the case is without merit and intend to defend ourselves vigorously.

We are currently unable to predict the outcome of these lawsuits or any future litigation, and therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

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

A statutory appeal (before the First-tier Tribunal - “Tax Tribunal”) was held on January 27th through January 30th, 2025. On April 24, 2025, the Tax Tribunal issued a ruling in our favor indicating that clear aligners are “dental prostheses for the purposes of VAT”, which is a key condition for the VAT exemption. On June 13, 2025, HMRC applied for permission to appeal the Tax Tribunal decision, which was granted on July 15, 2025. On August 1, 2025, HMRC lodged their grounds for appeal to the Upper Tribunal. A hearing in front of the Upper Tribunal has been scheduled for May 2026.

In August 2025, we stopped charging VAT to our United Kingdom customers. It is not possible at this stage to accurately evaluate the likelihood of an unfavorable outcome from the Upper Tribunal statutory appeal, nor estimate a range of possible loss.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2025, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stockholders’ Equity

As of September 30, 2025, the Align Technology, Inc. 2005 Incentive Plan, as amended, has a total reserve of 34,668,895 shares, of which 4,542,079 shares are available for issuance.

Summary of Stock-Based Compensation Expense

Stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of net revenues	$1,540	$3,070	$4,714	$7,716
Selling, general and administrative	35,226	34,937	99,577	97,705
Research and development	11,611	11,032	37,291	29,434
Total stock-based compensation	$48,377	$49,039	$141,582	$134,855

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on the closing price of our stock on the date of grant. Generally, RSUs vest over a period of four years.

A summary for the nine months ended September 30, 2025 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	1,019	$331.10
Granted	677	196.72
Vested and released	(307)	356.81
Forfeited	(99)	280.42
Unvested as of September 30, 2025	1,290	$258.36	1.5	$161,601

As of September 30, 2025, we expect to recognize $226.3 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.6 years.

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

The following table summarizes the MSU performance activity for the nine months ended September 30, 2025:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	193	$679.14
Granted	127	362.98
Vested and released[1]	(30)	878.35
Forfeited	(27)	638.92
Unvested as of September 30, 2025	263	$507.88	1.6	$32,997
1 Includes MSUs vested during the period below 100% of the original grant as actual shares released is based on our stock performance relative to a market index over the vesting period.

As of September 30, 2025, we expect to recognize $52.1 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.6 years.

Restricted Stock Units with Performance Conditions (“PSUs”)

Our PSUs typically include a service and performance condition. We recognize share-based compensation expense for PSUs if it is probable that the performance condition will be achieved.

The following table summarizes the PSU performance activity for the nine months ended September 30, 2025:

	Number of Shares Underlying PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	11	$204.33
Granted	—	—
Vested and released	(5)	201.63
Forfeited	—	—
Unvested as of September 30, 2025	6	$206.36	1.3	$789

As of September 30, 2025, we expect to recognize $0.6 million of total unamortized compensation costs, net of estimated forfeitures, related to PSUs over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

As of September 30, 2025, we have 1,728,664 shares available for future issuance under the Align Technology, Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	1.2	1.3
Expected volatility	56.2%	49.2%
Risk-free interest rate	4.0%	4.6%
Expected dividends	—	—
Weighted average fair value at grant date	$64.94	$94.70

As of September 30, 2025, we expect to recognize $16.1 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.9 years.

Note 10. Common Stock Repurchase Programs

In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “January 2023 Repurchase Program”). The January 2023 Repurchase Program was completed in its entirely in the second quarter of 2025.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years. As of September 30, 2025, we have $928.4 million remaining available for repurchase under the April 2025 Repurchase Program.

The following tables summarize the total repurchases of our common stock pursuant to Accelerated Share Repurchase (“ASR”) agreements and Open Market Repurchase (“OMR”) programs under the January 2023 and April 2025 Repurchase Programs:

Accelerated Share Repurchase Agreements

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$100.0	Q4 2023	465,518	$214.81
Q2 2024	January 2023	$150.0	Q2 2024	598,302	$250.73
Q4 2024	January 2023	$275.0	Q1 2025	1,241,509	$221.50
Q1 2025	January 2023	$225.0	Q2 2025	1,339,124	$168.02
Q3 2025	April 2025	$71.6	N/A1	523,203	$136.77
1 On August 5, 2025, we initiated a $200 million open market repurchase program which is expected to be completed in January 2026. The total number of shares to be repurchased and the average price per share are not determinable as of the filing of this Quarterly Report on Form 10-Q. The amount paid, total shares received and average price per share per the table above are determined as of September 30, 2025.

Note 11. Accounting for Income Taxes

Our provision for income taxes was $38.0 million and $50.0 million for the three months ended September 30, 2025 and 2024, respectively, representing effective tax rates of 40.1% and 30.1%, respectively. Our provision for income taxes was $134.1 million and $150.6 million for the nine months ended September 30, 2025 and 2024, respectively, representing effective tax rates of 32.8% and 32.2%. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2025 and 2024 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes and non-deductible expenses in the U.S.

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

Our total gross unrecognized tax benefits, excluding interest and penalties, were $150.9 million and $145.5 million as of September 30, 2025 and December 31, 2024, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three and nine months ended September 30, 2025.

On July 4, 2025, the United States enacted tax reform legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of certain domestic research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. In the third quarter of 2025, the period of enactment, we included the impact of the OBBBA tax legislation in our results of operations and financial position, which were not material.

Note 12. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$56,753	$115,963	$274,591	$317,555
Denominator:
Weighted average common shares outstanding, basic	72,377	74,736	72,831	75,031
Dilutive effect of potential common stock	42	21	49	118
Total shares, diluted	72,419	74,757	72,880	75,149

Net income per share, basic	$0.78	$1.55	$3.77	$4.23
Net income per share, diluted	$0.78	$1.55	$3.77	$4.23

Anti-dilutive potential common shares[1]	1,321	1,173	1,273	689
1 Represents approximately 1,320.9 thousand RSU for the three months ended September 30, 2025 and approximately 1,273.3 thousand RSU and 0.1 thousand ESPP weighted-average outstanding common stock equivalent shares for the nine months ended September 30, 2025. Approximately 1,169.7 thousand RSU and 3.1 thousand ESPP weighted average outstanding common stock equivalent shares for the three months ended September 30, 2024 and approximately 687.7 thousand RSU and 0.8 thousand ESPP weighted-average outstanding common stock equivalent shares for the nine months ended September 30, 2024 that are excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 13. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$11,997	$17,631
Final settlement of prior year stock repurchase forward contract	$—	$50,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,503	$29,854
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,996	$25,422

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

Our CODM uses gross profit and income from operations to assess each reportable segment's performance, by reviewing each measure against internal forecasts and historical performance. Our CODM may also benchmark each segment's performance against our competitors and external expectations.

Summarized financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues
Clear Aligner	$805,799	$786,844	$2,407,259	$2,435,833
Systems and Services	189,893	191,028	580,144	567,960
Total net revenues	$995,692	$977,872	$2,987,403	$3,003,793
Cost of net revenues[1]
Clear Aligner	$282,941	$234,003	$758,506	$715,309
Systems and Services	73,550	62,095	201,471	186,266
Total cost of goods sold	$356,491	$296,098	$959,977	$901,575
Gross profit
Clear Aligner	$522,858	$552,841	$1,648,753	$1,720,524
Systems and Services	116,343	128,933	378,673	381,694
Total gross profit	$639,201	$681,774	$2,027,426	$2,102,218
Other Segment expenses
Clear Aligner	$272,150	$276,522	$870,810	$858,341
Systems and Services	56,502	60,189	174,632	192,467
Unallocated corporate expenses	214,251	182,765	591,553	587,931
Total operating expenses	$542,903	$519,476	$1,636,995	$1,638,739
Segment income from operations
Clear Aligner	$250,708	$276,319	$777,943	$862,183
Systems and Services	59,841	68,744	204,041	189,227
Total segment income from operations	$310,549	$345,063	$981,984	$1,051,410
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

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment income from operations	$310,549	$345,063	$981,984	$1,051,410
Unallocated corporate expenses	(214,251)	(182,765)	(591,553)	(587,931)
Total income from operations	96,298	162,298	390,431	463,479
Interest income	3,249	4,003	11,424	11,696
Other income (expense), net	(4,813)	(371)	6,837	(6,993)
Net income before provision for income taxes	$94,734	$165,930	$408,692	$468,182

The following table includes certain non-cash expenses for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation
Clear Aligner	$6,069	$7,648	$17,952	$20,031
Systems and Services	419	427	1,225	1,207
Unallocated corporate expenses	41,889	40,964	122,405	113,617
Total stock-based compensation	$48,377	$49,039	$141,582	$134,855
Depreciation and amortization
Clear Aligner	$32,976	$17,971	$71,375	$49,027
Systems and Services	11,160	8,099	28,931	23,007
Unallocated corporate expenses	11,581	11,723	35,135	34,871
Total depreciation and amortization	$55,717	$37,793	$135,441	$106,905

Our CODM does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues [1]:
U.S.	$410,560	$421,204	$1,256,679	$1,291,838
Switzerland	210,844	216,638	670,223	739,342
Other International	374,288	340,030	1,060,501	972,613
Total net revenues	$995,692	$977,872	$2,987,403	$3,003,793
1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Long-lived assets, which includes Property, plant and equipment, net and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	September 30, 2025	December 31, 2024
Long-lived assets [1]:
Switzerland	$543,669	$571,628
U.S.	200,478	207,689
Other International	555,445	605,193
Total long-lived assets	$1,299,592	$1,384,510
1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Note 15. Restructuring and Other Charges

2023 Restructuring

During the fourth quarter of 2023, we incurred approximately $14.0 million in restructuring expenses, of which $5.3 million remained unpaid and were included in Accrued liabilities as of December 31, 2023. As of December 31, 2024, we had no remaining restructuring liability related to the 2023 Restructuring.

2024 Restructuring

During the fourth quarter of 2024, we incurred approximately $37.0 million in restructuring expenses, of which $13.0 million remained unpaid and were included in Accrued liabilities as of December 31, 2024. For the nine months ended September 30, 2025, we reduced our December 31, 2024 restructuring liability by approximately $14.6 million primarily due to cash payments, offset by approximately $2.1 million of additional restructuring expense recorded in Cost of net revenues.

The 2023 and 2024 restructuring charges were primarily related to involuntary termination benefits, including employee severance and other post-employment benefits.

2025 Restructuring

During the third quarter of 2025, we initiated a plan to realign certain business groups and reduce our global workforce. This plan represents our continued effort to right size our labor force with the current macroeconomic environment. We anticipate incurring between $40.0 million and $50.0 million in total restructuring expenses, primarily related to involuntary termination benefits, including employee severance and other post-employment benefits. We recorded $4.8 million in Cost of net revenues and $31.8 million in Restructuring and other charges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. All charges recorded to Cost of net revenues were allocated to our Clear Aligner reportable segment and all charges recorded to Restructuring and other charges were unallocated corporate expenses. As of September 30, 2025, $32.0 million remained unpaid and was included in Accrued liabilities in our Condensed Consolidated Balance Sheets.

Activity related to the restructuring liabilities associated with our restructuring initiatives consists of the following (in thousands):

	For the twelve months ended December 31, 2024
	2023 Restructuring	2024 Restructuring	Total
Balance at beginning of period[1]	$5,299	$—	$5,299
Restructuring and other charges	(598)	36,991	36,393
Cash payments and adjustments	(4,701)	(23,990)	(28,691)
Balance at end of period[1]	$—	$13,001	$13,001

	For the nine months ended September 30, 2025
	2024 Restructuring	2025 Restructuring[2]	Total
Balance at beginning of period[1]	$13,001	$—	$13,001
Restructuring and other charges	2,056	36,619	38,675
Cash payments and adjustments	(14,569)	(4,659)	(19,228)
Balance at end of period[1]	$488	$31,960	$32,448
1 Included in “Accrued liabilities” within our Condensed Consolidated Balance Sheets.
2 2025 restructuring activities include an immaterial amount of charges for non post-employment benefit related restructuring expense.

Note 16. Assets Held for Sale

In connection with the 2025 Restructuring activities, refer to Note 15 “Restructuring and Other Charges”, we have undertaken additional actions to optimize our manufacturing footprint. These actions include disposing, either by sale or other than by sale, of certain capital assets, including various manufacturing assets and facilities. For discussion of assets disposed of other than by sale refer to Note 1 “Summary of Significant Accounting Policies."

ASC Topic 360-10, Property, Plant and Equipment - Overall, requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets as held for sale after the following conditions have been satisfied: (1) management, having the appropriate authority, commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition, (3) the Company has initiated an active program to sell the asset, (4) it is probable the sale of the asset will be completed within one year, (5) the asset is being actively marketed for a reasonable price, and (6) it is unlikely the plan to sell the asset will significantly change. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation. An asset classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell.

During the third quarter of 2025, the Company committed to a plan to sell a manufacturing facility, including land, building and building improvements (collectively the “disposal group”), located in Juarez, Mexico and determined the disposal group met the criteria for classification as held for sale as of September 30, 2025. As of September 30, 2025, the Company classified the disposal group as “Assets held for sale” in our Condensed Consolidated Balance Sheets, for $27.9 million, which represents the disposal group’s fair value less estimated costs to sell. Fair value of the disposal group was determined utilizing two equally weighted valuation techniques, the Direct Capitalization and Direct Comparison methods. The Direct Capitalization method utilizes various inputs, including estimated market rents, vacancy rates and operating expenses, to determine an estimated net operating income, and a capitalization rate. The Direct Comparison method utilizes sales of comparable properties, adjusted for property differences such as location, physical characteristics and market conditions.

We recognized an impairment loss on assets held for sale of $23.1 million, recorded to Cost of net revenues in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. The entire impairment loss was attributable to our Clear Aligner reportable segment.

The sale of the disposal group is expected to be completed within the next 12 months.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives, business strategy and growth drivers, and the means to achieve them; our beliefs and expectations regarding macroeconomic conditions, including fluctuations in currency exchange rates, higher interest rates, market volatility, threats or actual imposition of tariffs, customs duties and fees by nations and retaliatory actions, inflation, threats of or actual economic slowdowns or recessions, or trade wars and geopolitical tensions; our expectations and beliefs regarding customer and consumer confidence, purchasing behavior and demand for dental services and changes in consumer spending habits; our expectations regarding implemented or proposed tariffs and retaliatory actions or other trade restrictions or measures taken by the United States and other countries that have or could impact our products and product sales; our expectations regarding product mix, product launches, product pilots and product adoption; our expectations regarding competition and our ability to compete in our target markets; our expectations regarding the sales growth of our clear aligners, intraoral scanners and other products; our expectations regarding the impact of the military conflicts in Ukraine and the Middle East, including military actions in Israel and increased geopolitical tensions involving Taiwan and the South China Sea, on our employees, operations and assets, particularly in Israel and Russia; our ability to implement and realize the anticipated benefits currently expected from our restructuring plan initiated in the third quarter of 2025, as well as the anticipated expenses we will incur pursuant to the plan; our marketing and efforts to build our brand awareness; our estimates regarding the size and opportunities of our target markets along with our expectations for growth in those markets and potential collaboration opportunities; our beliefs regarding the general impact of technological innovation and on our particular solutions and products; our beliefs regarding digital dentistry and its potential to impact our business and transform dentistry; our intentions regarding expansion of our business and any impacts on our operational flexibility and responsiveness to customer demand; our expectations regarding our tax positions and the judgments we make related to our tax obligations; our beliefs regarding the importance of our manufacturing operations on our success; our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio; our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates; our expectations regarding the existence and impact of seasonality; our expectations regarding the continued expansion of our international markets and their growth; our expectations regarding impacts or staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally; our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success; our expectations for future investments in and benefits from sales and marketing activities; our preparedness and our customers’ preparedness to react to changing circumstances and demand; our expectations for our expenses and capital obligations and expenditures in particular; our intentions to control spending and for investments, our intentions regarding the investment of and ability to repatriate foreign earnings; our belief regarding the sufficiency of our cash and investment balances and borrowing capacity; our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets; our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

Macroeconomic Challenges, Trade Impediments and Geopolitical Tensions

Our revenues and other results of operations are susceptible to fluctuations resulting from various events and circumstances, including macroeconomic conditions, threats or actual or proposed tariffs, inflation, higher interest rates, customs duties and fees by nations and retaliatory actions, threats of or actual slowdowns or recessions, wages, debt obligations, discretionary income, fluctuations in foreign currency exchange rates, supply chain challenges, market volatility, employment levels, health insurance coverage, and other factors, each of which impacts customer confidence, consumer sentiment, discretionary spending and ultimately demand for dental services and our products. Moreover, we rely on the operations of the U.S. federal government to obtain and maintain necessary clearances or approvals for the offer, sale and delivery of our products, including from the Patent and Trademark Office, Food and Drug Administration, Customs and Border Protection, and similar agencies. A prolonged government shutdown or reductions in government personnel may impede our ability to sell or deliver our products which could have a material adverse effect on our business, financial condition and results of operations.

Many of these factors also impact the availability of certain raw materials, parts and components used in our products as well as our costs and those of our suppliers through higher raw material prices, transportation costs, labor costs, supply and distribution operations. We believe that since the second quarter of 2025, sales of our products have been adversely impacted by certain macroeconomic conditions, including global tariff volatility, inflation, and higher interest rates, which we believe have and may continue to impede dental patient demand. For example, patient traffic growth has been uneven for many doctors, with orthodontic starts down for four consecutive years. We believe uncertainty not only impacts consumer purchasing decisions but also the decisions and recommendations that doctors make, especially doctors who offer both clear aligners and wires and brackets in their practices and have the additional time to treat patients with wires and brackets when orthodontic starts are slowing or diminishing. We believe this has resulted in an increase in orthodontic starts using wires and brackets in lieu of clear aligners that was more pronounced in the second quarter of 2025. However, we believe these trends are continuing and will impede future sales for so long as consumer economic uncertainty persists, particularly to the extent it impairs discretionary spending. We also anticipate the geopolitical conflicts involving Ukraine, the Middle East, China and other regions will continue to add to market uncertainties and dampen consumer sentiment and demand.

More directly, we believe government actions relating to actual or proposed tariffs and retaliatory actions in key strategic countries or regions, particularly in the United States, China, Europe, Brazil, Canada, Israel and Mexico may adversely impact our revenue and cost of goods sold. Additionally, the trade war and geopolitical tensions between the United States and China may result in the limitation or prohibition of the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers. The degree of our exposure depends on, among other things, the type of goods subject to any tariffs or trade restrictions enacted, the tariff rates or limits imposed, the timing of the tariffs or restrictions and any other retaliatory measures enacted. The impact may vary by time and region, making operational results uncertain and difficult to predict. These events may also cause a shift in public opinion about companies based in the United States and this may have an adverse impact on our reputation and business. We continue to closely monitor the foregoing issues, assess their potential impact on our operations and financial results, and implement plans to seek to mitigate the impact of any adverse events.

Additionally, a material amount of our revenues are derived internationally and many of our international operations are denominated in currencies other than the U.S. dollar. In the third quarter of 2025, the U.S. dollar weakened against major currencies, which positively impacted our financial condition and results of operations for the quarter. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S. dollar against other currencies remains uncertain and unpredictable.

We continue to monitor the potential for violence and military actions that may directly or indirectly impact our personnel, manufacturing, supply chain, and sales. For instance, the ongoing conflict in Ukraine and unstable environment in the Middle East, as well as increased geopolitical tensions involving Taiwan and the South China Sea may further exacerbate general and regional macroeconomic instability. This is particularly true if fighting erupts, intensifies, spreads to other locations, creates shipping and logistical challenges or cost increases, leads to sanctions or boycotts, or otherwise materially impacts our operations or consumer spending. Our iTero business is headquartered in Israel and, although the sales, delivery times and cost of shipping have not been materially impacted to date, the situation remains fluid. We have implemented contingency planning and business continuity measures to mitigate these risks, but it is uncertain whether further escalation could disrupt our operations. While there have been export and import restrictions imposed against products originating from and businesses operating in Israel, they have not materially impacted our sales or operations to date although we continue to monitor the risk.

2025 Restructuring

Beginning in in the third quarter of 2025 and continuing into the fourth quarter, we initiated a plan to realign certain business groups and reduce our global workforce in response to the current macroeconomic environment. We anticipate incurring between $40.0 million and $50.0 million in total restructuring expenses, primarily related to involuntary termination benefits, including employee severance and other post-employment benefits. The foregoing estimates that we anticipate incurring in connection with these actions are contingent upon various assumptions and actual results may differ. We may also incur additional costs not currently contemplated due to events related to or resulting from any such action. Our management or board of directors may determine not to pursue certain portions of any of these actions and any actions ultimately pursued may not achieve the benefits currently anticipated. For more information, see Note 15. “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements

Changing Product Preferences

As the markets for clear aligners and digital processes and workflows used to transform the practice of dentistry continue to mature, we anticipate customer and patient expectations and demands will continue to evolve. We expect to meet customer demands with innovative treatment options that include more choices to address a wider scope of treatment goals and budgets based on our existing and new products. This may result in larger and unpredictable variations in geographic and product mix and selling prices with uncertain implications on our financial statements and business operations. For example, we have and may continue to experience a shift from certain products with higher average selling prices (“ASP”) to those with lower ASPs.

We strive to manage the challenges presented by the foregoing trends and uncertainties, including the macroeconomic conditions, tariffs and retaliatory measures, military conflicts and the evolution of our target markets, by focusing on improving our operations, further increasing flexibility and efficiencies in our processes, adjusting our business models to changing circumstances and offering products that meet market demand. Specifically, we are managing financial impacts by implementing strategic product innovations, introductions and pricing actions, implementing cost saving measures, and evaluating hiring needs.

Further discussion of the impact of these challenges on our business may be found in Part II, Item 1A “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against the foregoing strategic priorities by the achievement of key financial and operating metrics. For the three months ended September 30, 2025, our business operations reflect the following:

•Revenues of $996 million, an increase of 1.8% year-over-year;
•Clear Aligner revenues of $806 million, an increase of 2.4% year-over-year;
•Clear Aligner case volume increased 4.9% year-over-year and Clear Aligner case volume for teens and growing patients increased from 236.3 thousand shipments to 256.0 thousand or 8.3% year-over-year;
•Imaging Systems and CAD/CAM services revenues of $190 million, a decrease of 0.6% year-over-year;
•Income from operations of $96 million and operating margin of 9.7%;
•Effective tax rate of 40.1%;
•Net income of $57 million with diluted net income per share of $0.78;
•Cash and cash equivalents of $1,005 million as of September 30, 2025;
•Cash provided by operating activities of $189 million;
•Capital expenditures of $20 million, primarily related to investments in our manufacturing capacity and facilities; and
•Number of employees was 21,065 as of September 30, 2025, a decrease of 2.9% year-over-year.

Other Statistical Data and Trends

•As of September 30, 2025, approximately 21 million people worldwide have been treated with our Invisalign system.

•For the third quarter of 2025, the total number of Invisalign trained doctors cases were shipped to (doctor submitters) was 88.2 thousand compared to 87.4 thousand in the third quarter of 2024, a 0.9% increase.

•The total utilization rate in the third quarter of 2025 increased to 7.3 cases per doctor compared to 7.1 cases per doctor in the third quarter of 2024.

•Clear aligner revenue per case shipment (clear aligner revenues divided by case shipments) decreased from $1,275 in the third quarter of 2024 to $1,245 in the third quarter of 2025, a 2.4% decrease.

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

Net revenues for our Clear Aligner and Systems and Services segments for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions)1:

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2025	2024	Change		2025	2024	Change
Clear Aligner net revenues	$805.8	$786.8	$19.0	2.4%	$2,407.3	$2,435.8	$(28.6)	(1.2)%
Systems and Services net revenues	189.9	191.0	(1.1)	(0.6)%	580.1	568.0	12.2	2.1%
Total net revenues	$995.7	$977.9	$17.8	1.8%	$2,987.4	$3,003.8	$(16.4)	(0.5)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Beginning with our quarterly report on Form 10-Q for the quarter ended March 31, 2025, we are no longer disclosing Clear Aligner net revenues for Americas, International and Non-case. Rather our disclosure will align with our Clear Aligner reportable segment in total.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change		2025	2024	Change
Total case volume	647.8	617.2	30.5	4.9%	1,934.4	1,865.0	69.4	3.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2025, total net revenues increased by $18 million as compared to the same period in 2024, primarily due to an increase in Clear Aligner volume.

For the nine months ended September 30, 2025, total net revenues decreased by $16 million as compared to the same period in 2024, primarily driven by a decrease in Clear Aligner ASP, partially offset by an increase in Systems and Services net revenues primarily driven by strong scanner wand sales.

Clear Aligner

For the three months ended September 30, 2025, Clear Aligner net revenues increased by $19 million as compared to the same period in 2024, primarily due to an increase in volume and favorable foreign exchange rates, which increased net revenues by $35 million and $13 million, respectively. These increases were partially offset by a decrease in ASP, driven by a product mix shift to lower priced countries and products and higher discounts, resulting in a decrease of net revenues of $29 million.

For the nine months ended September 30, 2025, Clear Aligner net revenues decreased by $29 million as compared to the same period in 2024, primarily due to a decrease in ASP, driven by a product mix shift to lower priced products and higher discounts, resulting in a decrease of net revenues of $103 million. Clear Aligner net revenues were further negatively impacted by $8 million due to unfavorable foreign exchange rates. These decreases were partially offset by an increase in volume which increased net revenues by $82 million.

Systems and Services

For the three months ended September 30, 2025, Systems and Services net revenues decreased by $1 million as compared to the same period in 2024, due to lower scanner system sales of $10 million, primarily driven by lower scanner system volume. This decrease was partially offset by an increase of $3 million from sales of scanner wands, driven by strong volume, a $3 million increase from non-system sales and a $3 million favorable impact from foreign exchange rates.

For the nine months ended September 30, 2025, Systems and Services net revenues increased by $12 million as compared to the same period in 2024, primarily due to an increase of $27 million in sales of scanner wands, driven by strong volume partially offset by lower scanner wand ASP, and a $13 million increase from non-system sales. These increases were partially offset by lower scanner system sales of $25 million, driven by lower volume and ASP, and a $2 million negative impact from unfavorable foreign exchange rates.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Clear Aligner
Cost of net revenues	$282.9	$234.0	$48.9	$758.5	$715.3	$43.2
% of net segment revenues	35.1%	29.7%		31.5%	29.4%
Gross profit	$522.9	$552.8	$(30.0)	$1,648.8	$1,720.5	$(71.8)
Gross margin %	64.9%	70.3%		68.5%	70.6%
Systems and Services
Cost of net revenues	$73.6	$62.1	$11.5	$201.5	$186.3	$15.2
% of net segment revenues	38.7%	32.5%		34.7%	32.8%
Gross profit	$116.3	$128.9	$(12.6)	$378.7	$381.7	$(3.0)
Gross margin %	61.3%	67.5%		65.3%	67.2%
Total cost of net revenues	$356.5	$296.1	$60.4	$960.0	$901.6	$58.4
% of net revenues	35.8%	30.3%		32.1%	30.0%
Gross profit	$639.2	$681.8	$(42.6)	$2,027.4	$2,102.2	$(74.8)
Gross margin %	64.2%	69.7%		67.9%	70.0%

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

For the three and nine months ended September 30, 2025, our gross margin decreased as compared to the same periods in 2024 primarily due to an increase in Clear Aligner Cost of net revenues driven by restructuring charges, impairment losses on Assets held for sale and depreciation on assets disposed of other than by sale. Our gross margin was further impacted negatively by an impairment loss on inventory recorded in our Systems and Services segment. We also experienced a decline in ASP’s in both reportable segments. These decreases were partially offset by lower Cost of net revenues, excluding the items noted previously, from operational efficiencies.

Clear Aligner

For the three and nine months ended September 30, 2025, our gross margin decreased as compared to the same period in 2024 primarily due to restructuring charges of $5 million, impairment losses on Assets held for sale of $23 million and depreciation on assets disposed of other than by sale of $14 million. Clear Aligner gross margin was also negatively impacted by lower ASP’s. These decreases were partially offset by lower Cost of net revenues, excluding the items noted previously, from operational efficiencies.

Systems and Services

For the three and nine months ended September 30, 2025, our gross margin decreased as compared to the same periods in 2024 primarily due to lower ASP's and an impairment loss on inventory of $15 million. These decreases were partially offset by lower Cost of net revenues, excluding the impairment loss, from operational efficiencies.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Selling, general and administrative	$417.8	$434.1	$(16.3)	$1,314.1	$1,338.2	$(24.1)
% of net revenues	42.0%	44.4%		44.0%	44.6%

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

For the three months ended September 30, 2025, selling, general and administrative expense decreased compared to the same period in 2024 primarily due to lower employee costs, including salaries, fringe benefits and bonus and lower marketing expense.

For the nine months ended September 30, 2025, selling, general and administrative expense decreased compared to the same period in 2024 primarily due to lower employee costs, including salaries, fringe benefits, and bonus and lower outside services, partially offset by higher clinical education expense.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Research and development	$93.3	$85.3	$8.0	$286.9	$269.3	$17.6
% of net revenues	9.4%	8.7%		9.6%	9.0%

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

For the three and nine months ended September 30, 2025, research and development expense increased compared to the same periods in 2024 primarily due to higher employee costs, including salaries, fringe benefits and stock-based compensation, partially offset by lower bonus cost.

Restructuring and other charges (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Restructuring and other charges	$31.8	$—	$31.8	$31.8	$—	$31.8
% of net revenues	3.2%	—%		1.1%	—%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2025, restructuring and other charges increased compared to the same period in 2024. Refer to Note 15 "Restructuring and other charges" of the Notes to the Condensed Consolidated Financial Statements for more information.

Legal settlement loss (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Legal settlement loss	$—	$0.1	$(0.1)	$4.2	$31.2	$(27.0)
% of net revenues	—%	—%		0.1%	1.0%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the nine months ended September 30, 2025, we recorded losses of $4 million due to legal settlements. Refer to Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Clear Aligner
Income from operations	$250.7	$276.3	$(25.6)	$777.9	$862.2	$(84.2)
Operating margin %	31.1%	35.1%		32.3%	35.4%
Systems and Services
Income from operations	$59.8	$68.7	$(8.9)	$204.0	$189.2	$14.8
Operating margin %	31.5%	36.0%		35.2%	33.3%
Total income from operations [1]	$96.3	$162.3	$(66.0)	$390.4	$463.5	$(73.0)
Operating margin %	9.7%	16.6%		13.1%	15.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1 Refer to Note 14 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Income from Operations.

For the three and nine months ended September 30, 2025, our operating margin decreased compared to the same periods in 2024 primarily due to lower gross margin and higher restructuring and other charges.

Clear Aligner

For the three and nine months ended September 30, 2025, our operating margin decreased compared to the same periods in 2024 primarily due to a decrease in gross margin.

Systems and Services

For the three months ended September 30, 2025, our operating margin decreased compared to the same period in 2024 primarily due to a decrease in gross margin.

For the nine months ended September 30, 2025, our operating margin increased compared to the same period in 2024 primarily due to improved operating leverage primarily from lower employee spend, partially offset by a decrease in gross margin.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest income	$3.2	$4.0	$(0.8)	$11.4	$11.7	$(0.3)
% of net revenues	0.3%	0.4%		0.4%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three and nine months ended September 30, 2025, interest income decreased slightly compared to the same period in 2024 primarily due to lower interest rates earned on cash and cash equivalent balances.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Other income (expense), net	$(4.8)	$(0.4)	$(4.4)	$6.8	$(7.0)	$13.8
% of net revenues	(0.5)%	—%		0.2%	(0.2)%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended September 30, 2025, other income (expense), net decreased compared to the same period in 2024 primarily due to changes in foreign exchange rates.

For the nine months ended September 30, 2025, other income (expense), net increased compared to the same period in 2024 primarily due to changes in foreign exchange rates partially offset by a gain recorded on our equity investments in the first quarter of 2024.

Provision for income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Provision for income taxes	$38.0	$50.0	$(12.0)	$134.1	$150.6	$(16.5)
Effective tax rates	40.1%	30.1%		32.8%	32.2%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the U.S. statutory federal income tax rate of 21% for the three and nine month periods ended September 30, 2025 and 2024 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, foreign income taxed at different rates, state income taxes and non-deductible expense in the U.S.

The increase in our effective tax rate for the three months ended September 30, 2025 compared to the same period in 2024 is primarily attributable to the change in our jurisdictional mix of income, partially offset by the decrease in U.S. taxes on foreign earnings.

The increase in our effective tax rate for the nine months ended September 30, 2025 compared to the same period in 2024 is primarily attributable to the change in our jurisdictional mix of income, lower tax deduction from stock-based compensation, partially offset by the decrease in U.S. taxes on foreign earnings.

Liquidity and Capital Resources

Liquidity and Trends

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $1,005 million and $1,044 million, respectively, of which approximately $814 million and $855 million, respectively, were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient operating cash flow from our domestic operations and have access to $300 million under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.
Our material cash requirements as of September 30, 2025 are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. There have been no material changes to our purchase commitments for goods and services during the nine months ended September 30, 2025 as compared to the year ended December 31, 2024.

•There have been no material changes to our future operating lease payments during the nine months ended September 30, 2025 as compared to the year ended December 31, 2024.

•We anticipate our investments in capital expenditures for fiscal year 2025 to be approximately $100 million. Capital expenditures primarily relate to technology upgrades and investments in manufacturing and treatment planning to meet actual and anticipated demand.

•In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock. The April 2025 Repurchase Program is expected to be completed over a period of up to three years. We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including our share price and current liquidity requirements. We expect to repurchase $128.4 million during the fourth quarter of 2025 and through January 2026 pursuant to the open market repurchase program announced in August 2025. Refer to Note 10 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•As of September 30, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our liquidity or capital resources.

•In the third quarter of 2025, we initiated a restructuring plan which will continue through the fourth quarter of 2025. We anticipate incurring between approximately $40.0 million and $50.0 million in total restructuring expenses, primarily related to involuntary termination benefits, including employee severance and other post-employment benefits.

Sources and Uses of Cash

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$370,046	$452,153
Investing activities	(76,529)	(200,996)
Financing activities	(367,174)	(152,703)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	34,502	6,008
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39,155)	$104,462

Operating Activities

For the nine months ended September 30, 2025, cash flows from operations of $370 million resulted primarily from our net income of approximately $275 million as well as the following:

Significant adjustments to reconcile net income to net cash provided by operating activities

•Depreciation and amortization of $135 million related to our investments in property, plant and equipment and intangible assets;
•Stock-based compensation of $142 million related to equity awards granted to employees and directors;
•Non-cash operating lease costs of $30 million;
•Other non-cash operating activities of $29 million primarily related to an impairment loss on inventory and an increase in our bad debt allowance; and
•Impairment loss on Assets held for sale of $23 million.

Significant changes in working capital

•Net outflow of $118 million in accounts receivable due to timing of collections;
•Net outflow of $68 million in accrued and other long-term liabilities primarily due to the payment of fiscal year 2024 bonuses in the first quarter of 2025; and
•Net outflow of $89 million in deferred revenue.

Investing Activities

Net cash used in investing activities was $77 million for the nine months ended September 30, 2025 which was primarily related to an outflow of $67 million for purchases of property, plant and equipment and $10 million for our additional investment in SD Holding Company.

Financing Activities

Net cash used in financing activities was $367 million for the nine months ended September 30, 2025 which was primarily related to outflows of $369 million for share repurchases and $20 million for payroll taxes paid for vested equity awards, partially offset by $22 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, goodwill and finite-lived intangible assets, income taxes and legal proceedings and litigation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income earned on our cash and cash equivalents balance. As of September 30, 2025, we are not exposed to interest rate risk on our unsecured revolving line of credit. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows. As of September 30, 2025, we had no short term or long-term marketable securities.

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

Inflation Risk

The economy has been impacted by certain macroeconomic challenges which have contributed to high inflation that has impacted both our revenues and costs globally. While inflation has been declining recently, it is uncertain that it will continue to decline in the future. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. There is no assurance that our results of operations and financial condition will not be adversely impacted by inflation in the future.

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

Our investments in privately held companies primarily consist of equity securities without readily determinable fair values. We elected to account for our investments in privately held companies using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. The carrying value of our investments in privately held companies was $198.2 million at September 30, 2025 and $188.2 million at December 31, 2024.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

The information required by this item is incorporated herein by reference to the information set forth in Note 7 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

The following discusses some of the risks and uncertainties that may affect our business, reputation, results of operations, financial condition, cash flows, and the price of our common stock. You should carefully review this section, as well as our Condensed Consolidated Financial Statements and notes thereto and other information appearing in this Quarterly Report on Form 10-Q, for important information regarding these and other risks that may affect us. The order we have chosen to list the risks below or the sections in which we have identified them should not be interpreted to mean we deem any risks to be more or less important or likely to occur or, if any do occur, that their impact may be any less significant than any others. These risk factors should be considered in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q because they could cause our actual results of operations and financial condition to differ materially from those statements. Before you invest in our common stock, know that investing involves risks, including those described below, which are not the only risks we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

Macroeconomic and External Risks

Our business, financial condition and results of operations depend on global and regional economic conditions. Inflation, fluctuations in foreign currency exchange rates, changes in consumer confidence and demand, general economic weakness and actual or potential slowdowns or recessions have and could in the future materially affect our business, financial condition and results of operations.

Macroeconomic conditions impact consumer confidence and discretionary spending, which can adversely affect demand for dental services and our products. Consumer spending habits are affected by, among other things, fluctuations in foreign currency exchange rates, changes in consumer confidence and demand, inflation, general economic weakness, actual or potential slowdowns or recessions, pandemics, wars and military actions, employment levels, health insurance coverage, wages, debt obligations, discretionary income, interest rates, market volatility and perceptions of current and future economic conditions. Macroeconomic conditions can, among other things, reduce or shift spending away from elective procedures, drive patients to pursue less costly orthodontic treatments, decrease the number of orthodontic case starts, reduce patient traffic in dental offices, or reduce demand for dental services generally. For instance, decreased demand for dental services have and may in the future cause doctors and labs to use wires and brackets more frequently for orthodontic treatment instead of clear aligners and postpone investments in capital equipment, such as intraoral scanners and CAD/CAM equipment and software. Uncertain economic outlooks for, or declines in the economic outlooks of, the United States, Chinese, European and other economies have and could in the future materially adversely affect consumer demand and dental practice spending. Increases in the cost of fuel and energy, food, and other essential or discretionary items as well as higher interest rates have and could in the future reduce consumers’ disposable income, which could cause a decrease in discretionary spending for our products.

Inflation has and may continue to adversely impact spending and trade activities and may unpredictably impact global and regional economies. Efforts by central banks and federal, state and local governments to combat inflation could result in an economic recession or slowdown or adversely impact consumer spending for a prolonged period of time. Higher inflation has and may continue to increase domestic and international shipping costs, raw material prices and labor rates, which could adversely impact the costs of producing, procuring and shipping our products. We may not be able to fully mitigate the impact of the increased costs or pass price increases on to our customers, which could result in downward pressure on our operating results. Attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction or otherwise harm our reputation. Any of these events could materially affect our business, financial condition or results of operations.

We have significant international operations and sales and are therefore exposed to fluctuations in foreign currencies that have and may continue to adversely impact our business, financial condition or results of operations. Although the U.S. dollar is our reporting currency, a large portion of our net revenues and expenses are generated in foreign currencies. While we forecast our balance sheet exposures to foreign currency fluctuations and utilize foreign currency forward contracts to moderate the impact of currency fluctuations on certain assets and liabilities, these contracts may not eliminate our exposure. Currency exchange rate fluctuations have and may continue to materially adversely affect our results of operations and cash flows.

Our business, financial condition and results of operations could be impacted by geopolitical events, new, proposed or retaliatory tariffs, trade and international disputes, wars, military actions and terrorism, or major public health crises.

Geopolitical events, threats or actual imposition of tariffs, customs duties and fees by nations and retaliatory actions, trade and international disputes, wars, military actions and terrorism, or major public health crises have and could in the future harm or disrupt international commerce and the global economy and could materially adversely affect our business with our customers and consumers, suppliers, contract manufacturers, commercial intermediaries and other business partners. Such events have and could result in, among other things, supply chain and trade disruptions, changes in diplomatic and trade relationships, new and retaliatory tariffs, trade protection measures, quotas, embargoes, trade sanctions and countersanctions, customs investigations or restrictions, boycotts, reduced consumer spending, government shutdowns, cyberattacks, energy shortages or power outages, energy rationing that adversely impacts our manufacturing facilities, rising fuel or rising costs of producing, procuring, and shipping our products, constraints, volatility or disruption in the financial markets, employee deaths or injuries, restrictions and shortages of food, water, shelter and medical supplies, data or information exchange, disruptions, interruptions or limitations in telecommunication services, critical systems or applications reliant on a stable and uninterrupted communications infrastructure, and protests that may impact delivery of our products to customers or destruction of property. Such events may also cause a shift in public opinion about companies based in the United States or in the regions where we operate or plan to operate, which could adversely impact our reputation and business.

Tariffs or proposed tariffs, customs duties or fees, and any retaliatory tariffs or protectionist trade measures taken in response to such tariffs may increase the cost of our products, components or the raw materials used to make them, reduce demand for our products, limit our ability to sell to certain customers, limit or prohibit the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers, or impede or slow the movement of our goods across borders. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects on the national security of imports of personal protective equipment (PPE), medical consumables, and medical equipment including devices. A significant portion of the products we sell, and the components and raw materials used in our products are originally manufactured or sourced outside the United States. For example, we manufacture clear aligners in our facility in Mexico and ship them to the United States, primarily for our United States customers, with the remainder eventually shipped to other international locations. Tariffs have and could in the future result in additional costs for our products, which may reduce demand for our products and adversely impact our gross margin and results of operations, and we may not be able to fully or substantially mitigate the impact of any new or increased tariffs or pass price increases on to our customers. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business, financial condition and results of operations are uncertain.

Foreign countries have and may continue to adopt or rescind other measures, such as controls on the import or export of goods, technology or data, including personal data, which could adversely impact our operations and supply chains or limit our ability to offer certain products or services. We may take various actions in response to these measures, including changing suppliers, where we manufacture our products, or restructuring business relationships. Such actions may be expensive, time-consuming, disruptive to our logistics and operations, irreversible, and more costly for us and our customers. Trade restrictions may be announced with little or no advance notice and we may be unable to effectively mitigate any adverse impacts in a timely manner or at all.

Military conflicts have and may in the future materially adversely impact the economies in which we operate. Our iTero operations, headquartered in Israel, are close to areas that have been affected by the ongoing conflict between Israel and Hamas since October 7, 2023. A ceasefire was agreed upon between both sides in early October 2025. It is uncertain whether the ceasefire will be sustained and lead to a lasting resolution of the conflict. If the ceasefire is not sustained, we may be at a continued risk of damage to our properties, personnel and resources, which may impact our employees and our iTero business and operations. Some employees in Israel have been called for military service in the conflict and they may be absent for certain periods of time. Furthermore, if the conflict resumes, our facilities may be damaged or our manufacturing capability or delivery schedules impacted as a result of the conflict. Our supply chains and demand for our products could be impaired as a result of hostilities, export and import restrictions, sanctions or boycotts. These events could disrupt ongoing operations and may materially impact the logistics, timing and cost of shipping of our products and materials or our ability to operate out of impacted areas, and our ongoing contingency planning and business continuity measures to mitigate these risks may not be sufficient. Additionally, China’s territorial conflicts with other neighboring countries may impact our operations and sales in China. We cannot predict the progress or outcome of these events or the reactions by governments, businesses or consumers and each event could, individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.

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

Our products and services require our customers and consumers to forego traditional treatment methods. For example, Invisalign treatment is a significant departure from traditional orthodontic wires and brackets, and our customers and consumers may not find it cost-effective or preferable. A number of dental professionals believe Invisalign treatment is only appropriate for a limited percentage of patients. Additionally, our clear aligners and iTero products utilize digital technology and some dental professionals have and may continue to resist moving to a digital platform. Increased acceptance of our products and services depends in part on the recommendations of dental professionals, professional associations, societies and organizations, as well as other factors, including efficacy, safety, ease of use, reliability, aesthetics, third-party reimbursement, price compared to traditional treatment methods and competing products, and perceptions regarding single-use or non-recyclable plastics. Additionally, negative experiences with clear aligner products manufactured or distributed by competitors may adversely affect our reputation and demand for the Invisalign System if consumers or dental professionals attribute these negative experiences to clear aligner therapy generally, even if our products differ significantly in design, quality, and clinical effectiveness. If demand for our products or services fails to increase, or decreases, our business, financial condition and results of operations may be materially adversely affected.

Our net revenues depend primarily on sales of the Invisalign System and iTero intraoral scanners and declines in volume or ASP may adversely affect net revenues, gross profit, operating profit and net income.

Our net revenues are primarily dependent on sales of the Invisalign System and iTero intraoral scanners. Of the two, we expect the Invisalign System to continue to represent the majority of our net revenues and remain critical to our success. The ASPs of our products, particularly the Invisalign System, are influenced by numerous factors, including the mix of product treatment packages, geographical mix, channel mix and timing of products sold (particularly the timing and quantity of orders for additional clear aligners for certain Invisalign products), promotions and discounts and foreign currency exchange rates. In addition, we sell our products at different prices and with varying shipping and handling charges or processing fees that may differ by country. Our ASPs for the Invisalign System and iTero intraoral scanners have been and could in the future be adversely affected if:
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

To stimulate product and services demand, we have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers and releasing lower-priced products. These promotional campaigns and lower-priced products have had, and may in the future have, unexpected and unintended consequences, including reduced net revenues, gross profit, operating profit and net income.

Competition in the markets for our products and services is increasing and we expect aggressive competition from existing competitors and emerging companies that introduce new technologies, products or services, and customers who alone or with others create orthodontic appliances and solutions or other products or services that compete with us.

The dental industry is experiencing immense and rapid digital transformation, and we face competition from a variety of competitors including companies that specialize in products or systems and services that provide solutions similar to those that we offer. While solutions such as the Invisalign System, iTero intraoral scanners, CAD/CAM software and our digital platform facilitate this transition, we face competition from companies that seek to introduce new technologies and products and companies that remain dedicated to traditional products and services, such as wires and brackets, which doctors have historically been able to purchase at a lower price point. As we continue to expand globally, we may continue to encounter competition in different geographic regions. We have experienced price-focused competition in various markets and we anticipate this will continue. We may be unable to compete with these competitors, increased competition may result in commoditization of our products or services, or competitors may render our technology or products obsolete or economically unattractive, particularly as competitors incorporate artificial intelligence (“AI”) and machine learning into new or existing services and technologies that facilitate changes in doctor-patient interactions, expectations and treatment workflows. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future and sufficiently meet evolving industry trends and consumer demands.

The number and types of competitors we face are diverse and growing rapidly. The Invisalign System competes primarily against traditional wires and brackets and increasingly with clear aligners manufactured and distributed by new market entrants and existing competitors, including traditional medical device companies, laboratories, startups and, in some cases, doctors and dental service organizations (“DSOs”). Our competitors also include direct-to-consumer companies that provide clear aligners using a business model requiring little to no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners or procure products from third-party white-label providers. Large consumer product companies may also start supplying orthodontic products. Orthodontists, GPs and DSOs have and may continue to sample competitive and alternative products, take advantage of competitive promotions and sale opportunities, or engage in “bait and switch,” “margin steering” or similar practices that take advantage of the significant brand recognition of Invisalign to offer alternative products.

Our iTero intraoral scanners are also facing increased competition from new and existing competitors. Our scanners compete with polyvinyl siloxane impressions and numerous new and existing intraoral scanners and traditional impression methods, as well as traditional bite wing 2D dental X-rays and dental imaging systems that leverage near infrared imaging technology and AI for detecting interproximal caries. We have and may continue to experience competition with respect to our scanners and software solutions from competitors who introduce products at lower prices or with enhanced features or functionalities that better meets customer demand, including expansion of their portfolios in the digital ecosystem. If we are unable to compete effectively with existing products, existing competitors, new market entrants, or respond effectively to new technologies, our business, financial condition and results of operations could be materially adversely impacted.

Our success depends on our ability to successfully develop, introduce, achieve market acceptance of, and manage new or improved products and services.

Our success depends on our ability to quickly and profitably develop, manufacture, market, and obtain and maintain regulatory approvals or clearances of new, improved or refurbished products and services. The extent and rate at which our products or services achieve market acceptance and penetration depends on many factors, including our ability to:
•successfully predict, timely innovate, develop, and launch new or improved technologies, applications, features, products and services to meet market demand and keep pace with changes in technology, customers’ demands and industry standards;
•successfully and timely obtain regulatory approvals or clearances of new or improved products or services from government agencies such as the U.S. Food and Drug Administration (“FDA”) and analogous agencies in other countries;
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
•design and manufacture products that achieve the clinical and practice outcomes necessary for market acceptance;
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

If we fail to accurately predict the needs and preferences of customers and their patients, or fail to offer viable products or services, we may invest heavily in research and development that does not lead to significant revenues. Even if we successfully innovate and develop new or improved products and services, we may incur substantial costs doing so and our profitability may suffer. Introduction and acceptance of any products and services may take significant time and effort, particularly if they require doctor education and training to understand their benefits or doctors choose to withhold judgment on a product or service until patients complete their treatments.

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

We have and may in the future acquire, or make investments in, companies, businesses, products, technologies or other assets. Alternatively, we may be unable to find suitable investment or acquisition opportunities or be unable to complete investments or acquisitions on favorable terms. If we make such investments or complete acquisitions, we may not ultimately strengthen our competitive position or achieve desired synergies and integration. Moreover, the companies in which we do invest may fail or we may ultimately own less than a majority of the outstanding shares of the company and be unable to control or have significant influence over critical issues that could harm the value of our investment.

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
•not realize a positive return on our investment or determine that investments have declined in value, which could require recording impairments;
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

Operational Risks

Our results of operations have and will continue to fluctuate in the future, which makes it difficult to predict the timing and amount of customer demand and our revenues, costs, and expenditures.

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
•new, proposed or retaliatory tariffs; and
•timing and fluctuation of spending around marketing and brand awareness campaigns and industry trade shows.

If we fail to accurately predict product demand, our manufacturing capacity or that of one or more of our suppliers, may be inadequate. Specifically, our manufacturing process relies on sophisticated computer software and requires new technicians to undergo a long training process, often 120 days or longer. Additionally, production levels for our iTero intraoral scanners are generally based on forecasts and historic demand and we often place orders with suppliers for materials, components, sub-assemblies and finished products weeks or more in advance of projected orders. If we do not hire and train the appropriate number of technicians in anticipation of demand, our costs and expenditures may not align with our revenues or revenue growth. Additionally, to secure supplies for production of products, we periodically enter into non-cancelable minimum purchase commitments with vendors, which could impact our ability to adjust inventory for declining demand. In addition, we may be required to purchase or lease additional or larger facilities and equipment to manage demand. If we fail to timely manufacture and deliver products to meet demand, this could damage our relationships with existing customers or harm our ability to attract new customers and adversely affect our business, financial condition and results of operations.

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

We are subject to operating risks, including excess or constrained capacity, operational inefficiencies and pressure on our internal systems, personnel and suppliers, including as a result of our past and any future restructuring efforts, which could adversely affect our results of operations.

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

Our IT systems are critical to our business. Issues with IT system and software integration, implementation, updates, and upgrades, or third-party software have previously and could again in the future disrupt our operations and have a material impact on our reputation, business, financial condition and results of operations.

We rely on the efficient, uninterrupted and secure operation of complex IT systems and are dependent on key third-party software embedded in IT systems as well as third-party hosted IT systems to support our operations, including third-party cloud platforms. All software and IT systems are vulnerable to damage, cybersecurity attacks, interruptions, or other disruptions from a variety of sources, including rapidly developing advanced technologies (e.g., generative and agentic AI technologies). To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, including privacy, security and data protection laws, regulations and actions, increasingly sophisticated cybersecurity threats, and changing customer preferences. Usage of online and hosted technology platforms by us, our customers, and suppliers, including remote working, teledentistry, and new or expanded use of online service platforms, products, and solutions such as doctor, consumer, and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform business processes, extend established processes to new subsidiaries, and implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems. This entails certain risks, including operational disruptions, such as our ability to continue developing and updating products while addressing safety and security, track orders and timely ship products, manage our supply chain, and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products, IT systems and data in those systems, and those of our suppliers and customers may materially impact our business, financial condition and results of operations.

Additionally, we continuously upgrade and issue new software releases upon which customer-facing manufacturing and treatment planning operations depend. Software applications and products containing software may contain errors or defects, especially when first introduced or released. The discovery of a defect, error, or security vulnerability in our products, software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems, that we are unable to timely cure, may cause adverse consequences. These may include delays, loss of revenues, significant remediation costs, market acceptance delays, data damage, loss or unavailability, unintended disclosure or other processing of financial, health or other information relating to individuals, product recalls, loss of market share or increased service costs, any of which could have a material effect on our reputation, business, financial condition or results of our operations and those of our customers or our business partners.

Products in our Systems and Services segment, such as our iTero intraoral scanners, are subject to software and hardware risks that, if improperly managed, could have a material adverse impact on our business and financial results.

Our Systems and Services segment is subject to software and hardware risks related to the manufacturing, design, quality and safety of our complex, global installed base of iTero intraoral scanners, which are continually updated to add, expand or improve features with new hardware or software we provide or components that we source, to integrate new or existing software or other components manufactured by third parties, or to provide repair or replacement parts, any of which may contain errors or exhibit failures, especially when first introduced. We may be unable to ensure that third-party components or changes to them will be completely compatible with our scanners, which could cause our scanners to fail to perform as anticipated. Additionally, the third-party software integrated into or interoperable with our scanners routinely reach end of life, and as a consequence, certain applications and models may be exposed to additional vulnerabilities, including security risks, errors, and malfunctions that may be irreparable or difficult to repair. We may not timely and adequately remediate or implement corrective measures for such failures, including due to reliance on third-party providers or suppliers. Consequently, any remediation may be time-consuming or difficult to achieve, which may materially impact our customers and business partners, damage our reputation, and result in lost business and revenue opportunities, and could be materially costly. If our products experience component aging, errors, or performance problems, or do not otherwise satisfy our stringent quality processes and controls we may choose to or be compelled to recall certain products, which may include, product withdrawals from the market, labeling changes, design changes, customer notifications, and notifications to global regulatory bodies.

A significant portion of our clear aligner production is dependent on digital scans from our globally dispersed and decentralized installed base of iTero and third-party intraoral scanners, and if we or third parties discontinue commercial availability or support for older versions of these scanners, our clear aligner revenues could be adversely impacted. Failures of all or any portion of our or third-party software or other components or systems to interoperate with iTero or third-party scanners, termination of interoperability with third-party scanners, malware or ransomware attacks, product or system vulnerabilities or defects, interference or disruptions for us, our customers, labs or other business partners in the use of our products or the transmission or processing of data needed for the use or ordering of our products, or system outages, regardless of cause, have harmed our operations previously and in the future could materially and adversely affect our ability to accept scans, manufacture clear aligners or restorative procedures or treatments and services, or otherwise service our customers. Any of these events could harm our sales, damage our reputation, adversely impact our strategic partners, or result in claims, demands, litigation, and liabilities, which could have a material effect on our reputation, business, financial condition or results of our operations and the operations of our customers or business partners.

We are highly dependent on third-party suppliers, some of whom are sole source suppliers, for certain key machines, components and materials, and our business, financial condition and results of operations could be materially adversely affected if supply is restricted or ends or the price materially increases.

We are highly dependent on our supply chain, particularly manufacturers of specialized and customized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our iTero scanners. We maintain single and sole supply relationships for many of these machines and materials. Using single and sole suppliers in limited locations for materials and manufacturing exposes us to multiple supply chain vulnerabilities. We are reliant upon manufacturers that we contract with for quality and stability and any failures on their part may have an impact on our ability to supply our products.

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

In addition to our direct sales force, we have and expect to continue to use distributors, resellers or other commercial intermediaries to import, market, sell, service and support our products and services. Our distribution agreements are generally non-exclusive and terminable by either party with customary notice. If qualified and acceptable alternative commercial intermediaries cannot be quickly found and trained in the use, marketing, sales and support of our products and services, our revenues and ability to sell or service our products and services in key markets could be adversely affected. These commercial intermediaries may also choose to sell alternative or competing products or services. In addition, we may be held responsible for the actions of these commercial intermediaries, their employees and commercial intermediaries for non-compliance with laws and regulations, including fair competition, bribery and corruption, import and export compliance, safety, data privacy, false advertising or unfair and deceptive trade practices, and marketing and sales activities. If these commercial intermediaries fail to satisfy customers, our reputation and brand loyalty could be harmed. An intermediary may also affect our ability to effectively market our products in certain foreign countries or regulatory jurisdictions if it holds the regulatory authorization in such countries or within such regions and causes, by action or inaction, the suspension of such marketing authorization or sanctions for non-compliance or prevents us from taking control of any such authorization. It may be difficult, expensive, and time-consuming for us to re-establish market access or regulatory compliance.

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

We are highly dependent on the talent and efforts of our personnel. We strive to retain our personnel by providing competitive compensation and benefits, development opportunities and training, and an inclusive corporate culture. However, competition for highly skilled personnel, particularly technical and digital talent, is intense, and our competitors have and are likely to continue to recruit our personnel. Our compensation and benefit arrangements may not successfully attract new personnel or retain and motivate existing personnel. In addition, other internal and external factors can impact our ability to hire and retain talent, including insufficient advancement or career opportunities, in office, hybrid or remote work policies, restrictive immigration policies, and our past and any future restructuring efforts, such as the restructuring plans we have implemented in each of the past three fiscal years, and most recently in the third quarter of 2025. The loss of any key personnel, particularly executive management, research and development, or sales personnel, could harm our business and prospects and impede the achievement of our research and development, operational or strategic objectives.

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

Effective September 1, 2025, we required that employees return to working five days per week in the office for most locations. Many companies, including companies that we compete with for talent, have adopted work policies and arrangements that our employees may consider to be more appealing, which could impact our ability to attract and retain qualified personnel. We believe a key to our success has been the culture we have created that emphasizes a shared vision and core values of Agility, Customer and Accountability. We have experienced and may continue to experience difficulties attracting and retaining personnel that meet the qualifications, experience, compliance mindset and values we expect. If we cannot attract and retain personnel that meet our selection criteria or relax our standards, our corporate culture, ability to achieve our strategic objectives and our compliance with obligations under our internal controls and other requirements may be harmed. This could have a material adverse effect on our results of operations and our ability to maintain market share.

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

Our marketing efforts and costs are significant and include national and regional campaigns in multiple countries involving television, film, print, social media and alliances with professional sports teams, athletes, social media influencers and other strategic partners. Our advertising campaigns may not achieve the desired returns on advertising spend, increase brand, product or services awareness sufficiently or generate goodwill and positive reputational goals among the teen and adult markets, enable us to maintain commercial relationships with social media influencers and other strategic partners, or differentiate our products from those featured in the growing number of advertising campaigns by competitors promoting similar products and messaging. Moreover, should any entity or individual endorsing us, our products or services take actions, make or publish statements in support of, or lend support to events or causes which are perceived by a portion of society negatively, our sponsorships or support of these entities or individuals may be questioned, our products and services boycotted and our brand image and reputation harmed, any of which could materially affect our business, financial condition and results of operations. The harm of negative publicity, particularly on social media platforms, may be immediate, without affording us an opportunity for redress or correction.

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

We currently are and may in the future be subject to antitrust, competition or unfair competition-related investigations, enforcement actions or claims by governmental agencies, competitors, consumers, customers and others which, even if unfounded, could cause us to incur substantial costs, enter into settlements, consent decrees, be subject to judgments, involve negative publicity and divert management time and attention, which may materially impact our business, financial condition and results of operations. Resolving these matters may require us to change our business in ways that could have a material adverse effect on our business practices, revenues and results of operations. Governments and regulators are actively developing new competition laws, regulations and actions aimed at the technology sector, AI and digital platforms, and global activities and expansion, including in large markets such as the United States, the European Union (“EU”), and China. Government regulatory actions and court decisions may result in fines or hinder our ability to provide certain benefits to our customers and consumers, reducing the attractiveness of our products, services and the net revenue derived from them. These actions and decisions may also hinder our ability to pursue certain mergers, acquisitions, business combinations, investments or other transactions.

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

In 2025, there have been significant and wide-ranging reforms to federal policy and the federal government including significant workforce reductions across federal agencies. We may be impacted by inadequate funding for government agencies or other disruptions to or reductions in federal agencies including obtaining and maintaining clearances and approvals of our products and services. Over the last several years, and most recently on October 1, 2025, the U.S. federal government has shut down several times, which has, for instance, required federal agencies such as the FDA to furlough critical employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly affect the FDA’s timely review of any regulatory filings or applications we submit, which could result in delays or failures to obtain or maintain regulatory approvals, clearances or to comply with regulatory requirement. The rapid increase in new or changed government regulations could result in significant costs and expenses, including those related to compliance, and require modifications in the way we and our customers conduct business. If we are unable to respond to changing regulations in a timely and effective manner, our business, financial condition and results of operations could materially adversely be impacted.

Security breaches, data breaches, cybersecurity attacks, other cybersecurity incidents, or the failure to comply with privacy, security and data protection laws could materially adversely impact our operations and patient care, and we could be liable for damages, and our reputation, business, financial condition and results of operations could be harmed.

We retain confidential employee, applicant and customer personal, health and financial, and our own proprietary information and data essential to our operations. We rely on the effectiveness of our IT systems, policies and contracts and the policies of our third-party vendors and their IT systems, to safeguard information and data. Additionally, our cybersecurity controls depend on our customers, many of whom are individual or small healthcare providers with limited IT experience and inadequate or untested security protocols, to successfully manage data privacy and security requirements. It is critical that the facilities, infrastructure and IT systems on which we depend and the products and services we develop remain and be perceived as secure. Despite security features in our products and services and security measures in our IT systems, we and our service providers, third-party vendors and other third parties could be targeted by or subject to physical break-ins, computer viruses and other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking attacks, phishing, vishing, deepfakes, and other social engineering attacks, malware, ransomware, employee noncompliance, error or malfeasance, cybersecurity attacks, malicious code, and other breaches of, or incidents impacting, IT systems or similar malicious or otherwise disruptive actions, including by organized groups and nation-state actors, which may disrupt or limit the availability of, or result in damage to, our IT systems and result in loss or unavailability of, damage to, or the unauthorized acquisition, use, disclosure, or other processing of confidential information. For example, we have experienced, and may again experience in the future, cybersecurity incidents, data incidents, and unauthorized internal employee exfiltration of information. These risks are exacerbated with the advancement of technologies like AI, which can be used to create new, more sophisticated and more frequent or other attacks. There can be no assurance our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information or any other information we maintain or otherwise process.

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

We also are or may become, or alleged to be or become, subject to certain federal, state, and foreign laws and regulations respecting the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the HIPAA Standards for Privacy of Individually Identifiable Health Information and the Security Standards for the Protection of Electronic Protected Health Information under HIPAA and the Health Information Technology for Economic and Clinical Health Act of 2009, as well as those relating to privacy, data security, content regulation and consumer protection, such as the California Consumer Protection Act, as amended by the California Privacy Rights Act (as amended, the “CCPA”). The CCPA requires covered businesses that process personal information of California residents to disclose certain practices, provides California residents with data privacy rights, imposes operational requirements, and provides for significant civil penalties for violations as well as a private right of action for certain data breaches and statutory damages. There are limited exemptions under the CCPA for protected health information covered by HIPAA and certain other state laws, but the CCPA and other new and evolving state laws could impact our business activities. Numerous other states have enacted, or plan to enact, laws relating to privacy, data protection, data governance and cybersecurity, with such enacted laws either in operation or slated to go into operation over the next several years. Many of these laws are comprehensive privacy laws similar to the CCPA. States also are enacting laws addressing specific subject matter, such as Washington’s My Health, My Data Act, which includes a private right of action. Laws in all 50 U.S. states have required notice to individuals whose personal data has been disclosed as a result of a data breach. Outside of the U.S., relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal information is governed in the EU by the General Data Protection Regulation, which imposes significant obligations upon companies and rights for individuals, with substantial penalties for noncompliance up to the greater of €20,000,000 or 4% of the total worldwide annual turnover of the preceding financial year, and by certain EU member state-level legislation. Numerous other jurisdictions maintain similar legislation or other laws or regulations addressing privacy, data protection, data governance, or cybersecurity.

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

Our products and services involve an inherent risk of claims concerning their design, materials, manufacture, safety, and performance, how we package, bundle, or sell them to individual customers or companies, including hospitals and clinics, and how we train and support doctors, their staffs and patients who use our products and services. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, labeling, consumer fraud and unfair business practices. Additionally, we may be held liable if our products or services cause injury or are otherwise found unhealthy. If our products and services are safe but they are promoted for use or used in unintended or unexpected ways or for which we have not obtained clearance (“off-label” usage), we may be investigated, fined or have our products or services enjoined or approvals rescinded or we may be required to defend ourselves in litigation. Although we maintain insurance for product liability, business practices, and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may be insufficient for actual liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in material legal defense costs and damage our reputation, increase our expenses, and divert management’s attention.

Current and anticipated sustainability and social (“Sustainability”) laws and scrutiny of our Sustainability policies and practices may materially increase our costs, expose us to liability, and adversely impact our reputation, employee retention, willingness of customers and suppliers to do business with us and willingness of investors to invest in us.

Our operations are subject to a variety of existing local, regional and global Sustainability laws and regulations, and we are and may be required to comply with new, broader, more complex and more costly laws and regulations, such as the EU’s Corporate Sustainability Reporting Directive. Our compliance obligations span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, product packaging, product safety, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, disposal activities, workers’ and human rights.

Sustainability regulations are expected to have an increasingly larger impact on us or our suppliers. U.S. and foreign regulators have or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases from power generated by fossil fuels. The effects of greenhouse gas emission limits on power generation are subject to significant uncertainties, including the timing of new requirements, levels of emissions reductions and the scope and types of emissions regulated. Additionally, as Sustainability laws are increasing, customers and consumers may demand our products, packaging and operations be more sustainable, affect how we manufacture and package our products, increase our costs and those of our suppliers, and may result in manufacturing, transportation and supply chain disruptions if clean energy sources are unavailable in adequate amounts when required. Moreover, clean energy sources, coupled with reduced investments in traditional energy production and infrastructure, may not provide the predictable and reliable energy we, our suppliers and other business partners require.

Additionally, the sourcing and availability of metals used in the manufacture of, or contained in, our products may be affected by laws and regulations governing the use of minerals obtained from certain regions like the Democratic Republic of Congo and adjoining countries. Our expanding geographic operations may increase the risk of purchasing “conflict minerals” and our efforts to identify whether any of our products contain minerals impacted by these laws and regulations may not be accurate, adequate or complete. Other restrictions apply to the substances incorporated into our products, including the chemical compounds in our clear aligners, electronics in our scanners and the packaging in which they are shipped. These laws are proliferating and new substances subject to restrictions are added regularly and may require additional reporting or phasing out of certain chemicals and compounds such as per- and polyfluoroalkyl substances (PFAS) and microplastics. We may be required to re-design our products or identify new suppliers to maintain compliance with these laws. Further, these laws and regulations may decrease the number of suppliers capable of supplying our needs, thereby negatively affecting our ability to manufacture products in sufficient quantities at competitive prices, leading customers to potentially choose competitive goods and services.

Meeting our obligations under existing Sustainability laws and regulations is costly for us and our suppliers, and we expect these regulations and costs to increase as the regulatory frameworks in each jurisdiction in which we operate become more complex and distinct. Additionally, regulators may perform investigations, inspections and periodically audit our compliance with these laws and regulations, and our efforts or operations may not be compliant. If we fail to comply with any requirements, we could be subject to significant penalties or liabilities and we may be required to implement new and materially more costly processes and procedures. Even if we successfully comply with these laws and regulations, our suppliers may not. We may also suffer financial and reputational harm if customers require, and we cannot deliver, certification that our products are compliant. In all of these situations, customers may stop purchasing products from us, and may take legal action against us, which could harm our reputation, business, financial condition and results of operations.

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

We have and are continuing to incorporate AI, including machine learning and independent algorithms, in certain of our products, services and IT systems, which is intended to enhance their operation and effectiveness internally and for our customers, consumers and suppliers. There can be no assurance that we or our customers will realize the expected benefits from these investments. AI innovation presents risks and challenges that could impact our business. Our, or our vendors’, AI algorithms or datasets may be flawed, insufficient or contain biased information, and could lead to the dissemination of false information.

Additionally, many countries and regions, including the EU, have proposed new and evolving regulations related to the use of AI and machine learning technologies. In Europe, the EU AI Act entered into force on August 1, 2024 which will become fully effective on August 2, 2026, with some provisions effective in February 2025. Other jurisdictions are considering similar legislation. Although we do not engage in developing or providing AI systems for which their placement on the market, putting into service, or use would qualify as “prohibited AI practices,” restrictions and obligations under this regulation, to the extent applicable to us, could have a negative impact on our business, global systems, financial condition and results of operations. Additionally, other jurisdictions have proposed, and in certain cases enacted, laws and regulations addressing aspects of the use and development of AI. The evolving AI regulatory environment may, among other impacts, result in:
•inconsistencies among AI regulations and frameworks across jurisdictions;
•onerous compliance, governance, and research and development obligations that may require us to rework or reevaluate products or services to be compliant or result in the development of products that are unacceptable under new or revised regulatory frameworks;
•increased risk of regulatory enforcement and litigation related to our AI models;
•increased liability related to the use of AI by our customers, consumers or suppliers beyond our control;
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

We rely on our portfolio of issued and pending patent applications in the United States and other countries to protect a large part of our IP and competitive position; however, these patents may not prevent third parties from producing competing products similar in design to ours if they are invalidated, held unenforceable, circumvented or otherwise limited in scope. Furthermore, our foreign patent protections may be more limited in geographic scope than those under U.S. patent and IP laws.

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

We also protect our IP through copyrights, trademarks, trade secrets and confidentiality obligations. We generally enter into confidentiality agreements with our employees, consultants and collaborative partners upon commencement of a relationship with us. However, despite the existence of these protections, our proprietary information has been misappropriated in the past and could be misappropriated again in the future. If these agreements do not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, adequate remedies may not exist to prevent unauthorized uses or disclosures. Enforcement of our IP rights is time-consuming and costly, and could ultimately prove to be unsuccessful. In certain jurisdictions, enforcement of IP rights is more difficult due to legislation and geopolitical circumstances. As we launch our products in different regions at different times, our products may be acquired and reverse engineered by potential competitors in regions where infringement is more difficult to pursue.

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

Financial, Tax and Accounting Risks

If our goodwill, finite-lived intangible or long-lived assets become impaired, we may be required to record material charges to income.

Under U.S. GAAP, we review our goodwill annually or more frequently if we identify events or circumstances that indicate it is more likely than not the fair value of a reporting unit has been reduced below its carrying value. We review finite-lived intangible assets and long-lived assets for impairment when events or circumstances indicate the carrying value of the asset (asset group) may not be recoverable. The qualitative analysis performed by management to identify indicators of impairment or the quantitative analysis used to determine fair value requires management to exercise significant judgment in determining appropriate assumptions and estimates, including revenue growth rates, gross and operating margins, and discount rates. Management is responsible for continually assessing qualitative factors that could negatively impact the fair value of goodwill and finite-lived intangible and long-lived assets and if required, assesses the fair value of each to determine if they have become impaired. Consequently, we may be required to record material charges to income during the period in which any impairment of goodwill, finite-lived intangible assets or long-lived assets is determined.

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

We are required to furnish in our Annual Report on Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting that includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including an assertion by management that our internal control over financial reporting were effective as of the end of our fiscal year. Our internal controls may become ineffective because of changes in personnel, updates and upgrades to or migration away from existing software, failure to maintain accurate books and records, changes in accounting standards or interpretations of existing standards, or changes to business models that may require adjustments to our financial reporting and, as a result, the degree of compliance of our internal control over financial reporting with the existing policies or procedures may become ineffective. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments by management and our finance staff, and may require additional staffing and infrastructure investments and increases our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective, if our auditors are unable to express an opinion on the effectiveness of our internal controls, or conclude that our internal controls are ineffective, the timely filing of our financial reports could be delayed or we could be required to restate past reports. This could cause our investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Compliance with tax laws requires significant judgment concerning our worldwide provision for income taxes. Changes in tax laws or changes to how those laws are applied to our business could affect the amount of tax which we are subject to and the manner in which we operate. Specifically, the Organization for Economic Cooperation and Development (“OECD”) established the Inclusive Framework on Base Erosion and Profit Shifting to among other things, allocate greater taxing rights to countries where customers are located and establish a global minimum tax rate. Countries including EU member countries have enacted, are considering enacting, or have committed to enact the OECD/G20 Framework’s Pillar Two 15% global minimum tax, including Switzerland which is a significant jurisdiction for us. On June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of the global minimum tax; however, no agreement regarding implementation of the proposal has been reached yet. On July 4, 2025, the United States enacted tax reform legislation commonly referred to as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of certain domestic research and development expenses and of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We continue to monitor the enactment of legislation to evaluate the impact of changing global tax laws, which could adversely affect our provision for income taxes or operations.

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
•announcements by us, our competitors, or new market entrants, including strategic actions, management changes, and material transactions, investments or acquisitions;
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
•short selling or other hedging activity in our stock; and
•general economic market conditions, including elevated interest rates, new, proposed or retaliatory tariffs, uncertainty regarding changes in trade policies, including trade wars, inflationary pressures, recessions, consumer sentiment and demand, global geopolitical conflict, and industry factors unrelated to our actual performance.

In addition, the stock market in general, and the market for technology and medical device companies in particular, often experience extreme price and volume fluctuations unrelated or disproportionate to corporate operating performance. Any such fluctuations have and may continue to adversely affect the market price of our common stock. These broad market and industry factors may include market expectations of, or actual changes in, monetary policies that have the goal of easing or tightening interest rates such as the U.S. federal funds rate and austerity measures of governments intended to control budget deficits. Securities litigation, including securities class action lawsuits and securities derivative lawsuits, is often brought against an issuer following periods of volatility in the market price of its securities and we have not been exempt from such litigation.

We cannot guarantee that we will continue to repurchase our common stock in the future, and any repurchases we may make may not achieve our desired objectives.

We have a history of stock repurchase programs intended to return capital to our investors. Future stock repurchase programs are contingent on a variety of factors, including our financial condition, market conditions, results of operations, business requirements, and our continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. There is no assurance we will continue repurchasing our common stock in the future at historical levels or at all, or that our stock repurchase programs will beneficially impact our stock price. Additionally, the Inflation Reduction Act imposes a 1% excise tax on our stock repurchases, net of certain stock issuances, which increases our tax liabilities and the cost to repurchase stock and may impact if and how much stock we choose to repurchase in the future.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchase activity for the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2025 through July 31, 2025	—	$—	—	$1,000,000,000
August 1, 2025 through August 31, 2025	232,831	$141.85	232,831	$966,974,000
September 1, 2025 through September 30, 2025	290,372	$132.70	290,372	$928,443,000
Total	523,203		523,203

1 April 2025 Repurchase Program. In April 2025, we announced that our Board of Directors had authorized a plan to repurchase up to $1,000,000,000 of our common stock (“April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years. See Note 10 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on the April 2025 Repurchase Program.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of Align Technology, Inc.	10-Q	8/06/2025	3.1
3.2	Amended and Restated Bylaws of Align Technology, Inc.	10-Q	8/06/2025	3.2
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1†	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

November 5, 2025	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer (Principal Executive Officer)

November 5, 2025	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)