Form 10-K
period 2025-12-31
ALIGN TECHNOLOGY INC
filed 2026-02-27
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K
 ________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11.1 billion as of June 30, 2025, based on the closing sales price of the registrant’s common stock on the Nasdaq Global Select Market on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 20, 2026, 71,282,132 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ALIGN TECHNOLOGY, INC.
FORM 10-K
For the Year Ended December 31, 2025

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

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives and the means to achieve them, our beliefs and expectations regarding macroeconomic conditions, including fluctuations in foreign currency exchange rates, inflation, higher interest rates, market volatility, actual or proposed tariffs, customs duties or fees, and any retaliatory tariffs or protectionist trade measures taken in response to such tariffs, actual or potential economic slowdowns or recessions, effects of geopolitical events, our expectations and beliefs regarding customer and consumer purchasing behavior and changes in consumer spending habits, our expectations regarding product mix, product launches, product pilots and product adoption, our expectations regarding competition and our ability to compete in our target markets, our expectations regarding the sales growth of our intraoral scanners, clear aligners and other products, our expectations regarding the impact of the military conflicts in the Middle East and Ukraine and our operations and assets in Israel and Russia, our marketing and efforts to build our brand awareness, our estimates regarding the size and opportunities of the markets we are targeting along with our expectations for growth in those markets and potential collaboration opportunities, our beliefs regarding the impact of technological innovation in general, and in our solutions and products in particular, on target markets and patient care, our beliefs regarding digital dentistry and its potential to impact our business, our intentions regarding expanding our business, including its impact on our operational flexibility and responsiveness to customer demand, our expectations regarding our tax positions and the judgments we make related to our tax obligations, our beliefs regarding the importance of our manufacturing operations on our success, our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio, our beliefs regarding our business strategy and growth drivers, our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates, our expectations regarding the existence and impact of seasonality, our expectations regarding the continued expansion of our international markets and their growth, our expectations regarding impacts or staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally, our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success, our expectations for future investments in and benefits from sales and marketing activities, our preparedness and our customers’ preparedness to react to changing circumstances and demand, our expectations for our expenses and capital obligations and expenditures in particular, our intentions to control spending and for investments, our intentions regarding the investment of and ability to repatriate foreign earnings, our belief regarding the sufficiency of our cash and investment balances and borrowing capacity, our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets, our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” and similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in particular, the risks discussed below in Part I, Item 1A “Risk Factors.” We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, you should not to place undue reliance on such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing.
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

We have two operating segments: (1) Clear Aligner and (2) Imaging Systems and CAD/CAM Services (“Systems and Services”). For the year ended December 31, 2025, Clear Aligner net revenues represented approximately 80% of worldwide net revenues, while Systems and Services net revenues represented the remaining 20%. We sell the majority of our products and services directly through a dedicated and specialized sales force to our customers: orthodontists, GPs, including prosthodontists, periodontists, oral surgeons and dental laboratories. We also sell through sales agents and distributors in certain countries. In addition, we sell directly to dental support organizations (“DSOs”) who contract with dental practices to provide critical business management and support, including non-clinical operations. We also sell our products to dental laboratories who use our products to manufacture or customize their own products for licensed dentists. We furthermore market and sell doctor and consumer accessory products complementary to our doctor-prescribed principal products under the Invisalign® and other brand names, including retainers, dental supplies, clear aligner cases (clamshells), ultrasonic and UV electronic cleaning devices, teeth whitening products and cleaning solutions (collectively, “Invisalign Accessory Products”). Depending on the product, our Invisalign Accessory Products are sold through a variety of channels, including online through large e-commerce websites, our doctor portal and in-store through large retailers and pharmacy stores.

Our clear aligners are sold under the Invisalign® brand name. Our Invisalign System is intended mainly for the treatment of malocclusions and is designed to help dental professionals achieve the clinical outcomes they expect and the results patients desire. To date, over 22 million people worldwide have been treated with the Invisalign System. In order to provide Invisalign treatment to their patients, orthodontists and GPs must initially complete an Invisalign training course. Our iTero intraoral scanners are used by dental professionals, labs, and service providers for restorative and orthodontic digital procedures, Invisalign case submissions, and comprehensive digital dentistry diagnosis, treatment planning and treatment monitoring. Our exocad CAD/CAM software products provide restorative dentistry, implantology, guided surgery and smile design to dental labs and dental practices through fully integrated workflows, with the goal to provide cross-disciplinary dentistry in labs and at chairside.

Our Products, Services and Technologies

AlignTM Digital Platform

align™ digital platform

TRANSFORMING SMILES, CHANGING LIVES

Connect

Scan

Diagnose

Plan

Treat

Monitor

Retain

CONSUMERS
& PATIENTS

DOCTORS

DENTAL LABS

invisalign | iTero | exocad | vivera

For nearly 30 years, Align has been transforming smiles and changing lives; driving innovation in digital orthodontics and dentistry, helping doctors transform their practices using digital tools and technology to deliver exceptional, modern treatment experiences and outcomes to over 22 million people worldwide. The AlignTM Digital Platform is the foundation of our goal to lead the digital revolution in orthodontics, restorative dentistry and comprehensive digital dentistry by delivering seamless workflows in dental practices, on mobile devices, and through remote monitoring, as well as diagnostic and treatment solutions designed to improve all aspects of assessment and treatment, from initial consultations to final smiles with our doctor-centered treatment model.

The AlignTM Digital Platform is an end-to-end digital platform that combines software, systems and services designed to provide a seamless experience and end-to-end workflow that integrates and connects those critical to successful treatment outcomes – doctors, labs, patients and consumers. At the center of the AlignTM Digital Platform are Invisalign clear aligners, iTero intraoral scanners and exocad CAD/CAM software.

The AlignTM Digital Platform utilizes the AlignTM Digital Workflow to enable an end-to-end digital treatment experience and generate interconnected workflows and treatment solutions. The AlignTM Digital Workflow includes dedicated tools and capabilities for each stage of the Invisalign treatment journey:

•Connect: The initial stage of the platform drives consumer demand and connects potential patients to our websites and the websites of Invisalign providers. Some of the tools that support this stage are Invisalign.com, Invisalign® Doctor Locator, Invisalign SmileViewTM tool, Invisalign® Practice App, Invisalign® Virtual Appointment and My InvisalignTM app.
•Scan: During this stage, patient data is captured through intraoral scanning. Doctors and their staffs use intraoral scanning tools designed to support diagnosis of a patient’s oral conditions and health and support doctors to develop appropriate treatment pathways. Visualization of their potential smiles helps patients understand the benefits of treatment and increases patient conversion. The tools that support this stage include iTero intraoral scanners and exocad CAD/CAM imaging systems, Invisalign® Outcome Simulator Pro, iTero ElementTM 5D auto-upload feature, iTeroTM Near Infra-Red Imaging (NIRI) technology, iTeroTM Scan Report, iTeroTM TimeLapse Technology and iTero-exocad ConnectorTM.
•Diagnose: Doctors can access and use tools that support diagnosis of a patient’s oral health and develop an appropriate treatment pathway. The AlignTM Digital Platform facilitates the doctor-patient conversation, through education regarding clinical needs and setting expectations. Some of the tools that support this stage include AlignTM Oral Health Suite, Align X-ray Insights, iTeroTM intraoral scanners, including those with NIRI technology, iTeroTM TimeLapse technology and iTeroTM Occlusogram.
•Plan: Doctors digitally visualize and plan orthodontic and restorative treatments. Orthodontists and GPs can use our products to design, build and share their vision for treatment planning and agree on a customized plan with their patients to reach the desired outcomes. Some of the tools that support this stage are ClinCheck® Pro Software, 3D Controls in ClinCheck® Pro, ClinCheck® Plan Editor, Invisalign® Personalized Plan, CBCT integration for ClinCheck®, and Invisalign Smile Architect™.

•Treat: During this stage, doctors treat their patients with our Invisalign® clear aligners and may offer teeth whitening using the InvisalignTM Professional Whitening System. The Invisalign® Palatal Expander System and the Invisalign® System with mandibular advancement with occlusal blocks and enhanced precision wings, and SmartTrack™ material, SmartForce™ features and SmartStage™ technology are additional products that support patient treatment.
•Monitor: Doctors can remotely track their patients’ treatment between visits, and orthodontists and GPs can more easily track treatment progress and communicate issues, results and recommendations to their patients. Some of the tools that support this stage include Invisalign® Progress Assessment, Invisalign® Virtual Care AI and My InvisalignTM app.
•Retain: Following completion of their orthodontic treatment, patients can retain the final position of their teeth using ViveraTM retainers.

New Products/Feature Enhancement

As we further evolve the treatment planning experience for doctors through new technological research and development innovations, we expect to introduce new technologies, features and functionality that improve personalization of treatment planning, predictability, clinical preferences, and 2D/3D imaging, including digital tools for faster and more accurate final tooth positions.

In 2025, we announced several new enhancements to the AlignTM Digital Platform.

•In March 2025, we announced the addition of restorative capabilities to our iTero Lumina™ intraoral scanner (without iTero NIRI technology) and the new iTero Lumina™ Pro dental imaging system (with iTero NIRI technology).

•In March 2025, we also announced the launch in European Union countries and the United Kingdom of Align X-ray Insights, a new software-based (CADe*) computer aided detection solution that uses artificial intelligence (“AI”) to automatically analyze 2D radiographs.

•In October 2025, we announced a series of new innovations for iTero Digital Solutions, a comprehensive ecosystem that includes intraoral scanners and integrated software tools, including enhancements to the Align™ Oral Health Suite, Invisalign® Outcome Simulator Pro with ClinCheck® Smile Video, and the iTero™ Design Suite.

•In December 2025, we announced limited commercial availability of the Invisalign® System with mandibular advancement featuring occlusal blocks (“MAOB”), the latest clinical innovation that expands Align’s Class II treatment portfolio by offering practitioners a comprehensive solution for treating growing patients with Class II malocclusions caused by mandibular retrusion.

Clear Aligner Segment

Malocclusion and Traditional Orthodontic Treatment

Malocclusion is one of the most prevalent clinical dental conditions in the world, affecting approximately 60% to 75% of the global population. We estimate that there are approximately 600 million people globally with malocclusion who could benefit from straightening their teeth. However, most people afflicted by malocclusion do not seek orthodontic treatment for various reasons, including negative perceptions of traditional wires and brackets, affordability of treatment, and accessibility to doctors. Annually, only approximately 22 million people globally elect treatment by orthodontists. Today, most orthodontic patients continue to have their malocclusions treated with the use of traditional corrective methods such as metal arch wires and brackets, referred to as braces, augmented with elastics, metal expanders, headgear or functional appliances, and other ancillary devices as needed. Upon completion of a patient’s treatment, their dental professional may recommend the patient use a retainer appliance to preserve the benefits of their treatment. Of the 22 million cases started each year, we estimate that almost all can be treated using our Invisalign System, yet we estimate our share of the 22 million case starts through orthodontists is approximately 10% globally. Our business strategy remains focused on increasing our share of the existing market of orthodontic case starts compared to wires and brackets, especially among teens, and expand the market for digital orthodontics, especially among adults. By training more doctors, including GPs as well as orthodontists, increasing utilization of existing doctors using our products, educating more consumers about the benefits of straighter teeth using the Invisalign System and connecting consumers with an Invisalign-trained doctor of their choice, we are helping drive adoption of digital orthodontics and restorative dentistry globally.

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

The Invisalign System offers a range of treatment options, specialized services and access to proprietary software for treatment visualization and is comprised of the following phases:

Diagnosis and transmission of treatment data. As part of the Align™ Digital Workflow, we have developed solutions to enable doctor diagnosis and drive patient adoption – providing tools to support diagnosis of a patient’s oral health and support to identify an appropriate treatment pathway, facilitating the doctor-patient conversation, education and clinical needs and expectations. An Invisalign trained dental professional prepares an online prescription form on our Invisalign Doctor Site and securely submits the patient’s records, which include a digital intraoral scan or a polyvinyl-siloxane (“PVS”) impression of the relevant dental arches, photographs of the patient and, at the dental professional’s election, x-rays of the patient’s dentition. Intraoral digital scans may be submitted through Align’s iTero scanner or certain third-party scanners capable of accurately interfacing with our systems and processes. Globally, more than 95% of Invisalign System prescription orders are now submitted via digital scan, increasing the accuracy of treatment plans, reducing the time from when the doctor submits the prescription to the time the patient receives the clear aligners, and helping to decrease the carbon footprint resulting from elimination of the initial or upfront shipment of the patient’s PVS impressions to the doctors and shipping those PVS impressions back to us.

Computer-simulated treatment plan. Our ClinCheck® treatment planning software is the cornerstone of the AlignTM Digital Platform. ClinCheck Pro treatment planning software uses proprietary algorithms based on the insights from data from our over 22 million patients treated worldwide. Using the digital scans or PVS impressions, certain doctor preferences and digital data provided, we generate a proposed custom, three-dimensional treatment plan, called a ClinCheck® treatment plan, using proprietary software developed through significant, ongoing research and development investments spanning more than two decades. A patient’s ClinCheck treatment plan simulates desired tooth movement in stages and details the timing and placement of any features or attachments to be used during treatment. Attachments are tooth-colored shapes that are sometimes used to increase the biomechanical force on a specific tooth or teeth in order to affect the desired movement(s).

Review and approval of the treatment plan by an Invisalign-trained doctor. The patient’s ClinCheck treatment plan is then made available to the prescribing dental professional via our Invisalign Doctor Site, enabling the dental professional to evaluate projected tooth movement from initial to final position and compare, modify or choose from multiple treatment plan options to best meet the dental professional’s treatment objectives. By reviewing, modifying as needed and approving the treatment plan, the dental professional retains control of the patient’s treatment.

Manufacture of custom clear aligners. Following the dental professional’s approval of a ClinCheck treatment plan, we use the data underlying the simulation as input for stereolithography technology (a form of 3D printing technology) to construct a series of molds. Each mold is a replica of the patient’s teeth at each stage of the simulated course of treatment. From these molds, clear aligners are fabricated by pressure-forming polymeric sheets over each mold. Clear aligners are thin, clear polymer, removable dental appliances that are custom manufactured in a series designed to correspond to each stage of the patient’s ClinCheck treatment plan.

Shipment to the dental professional and patient clear aligner wear. Once manufactured, all the clear aligners for a patient’s doctor-approved treatment plan are typically shipped directly to the dental professional. The majority of doctors then dispense all of the clear aligners to the patient. Clear aligners are generally worn for one week or for a short period of time corresponding to the stages of the patient’s approved ClinCheck treatment plan and their doctor’s discretion. The patient replaces their current set of clear aligners with the next set in the series when prescribed, advancing tooth movement through each stage. At various points in each patient’s treatment, their doctor may place attachments or use other auxiliaries to achieve desired tooth movements, per the doctor’s original prescription and the approved ClinCheck treatment plan.

Clear Aligner Products

We offer our Invisalign System in a variety of treatment packages designed to correspond with the case-by-case treatment needs of our doctors and their patients and any nonclinical requirements. The table below provides a general description of the categories of products in our Invisalign System offered in various regions as they typically correspond to the severity of malocclusion and length of anticipated treatment.

Malocclusion	Very Mild to Mild	Mild to Moderate			Moderate to Severe
Product	Invisalign® Express Package	Invisalign® Lite Package	Invisalign Go Package Limited Movement (GP)	Invisalign® Moderate Package	Invisalign® Comprehensive Packages
Treatment Stages*	7	14	20	20-26	As many as required
Clinical Scope	Relapse and minor movement, anterior esthetic alignment	Class I, mild crowding/spacing, non-extraction, pre-restorative	Class I, no AP correction, mild to moderate crowding/spacing, non-extraction, pre-restorative. Tooth movement from second pre-molar to second pre-molar (5x5)	Class I, mild Class II, mild to moderate crowding/spacing, mild AP and vertical discrepancies, pre-restorative	Class I, II, III, moderate to severe crowding/spacing, AP and vertical discrepancies, extractions, complex pre-restorative
* The number of stages can vary by product and region.

Most of our Invisalign System products described above provide dental professionals with the option to order additional clear aligners if the patient’s treatment progress or needs deviate from the original treatment plan. The number and timing of additional clear aligner orders are subject to certain requirements noted in our terms and conditions. In certain regions, we offer streamlined configurations with limited or no additional aligners, including the option to separately purchase additional aligners under applicable terms, and we anticipate offering these configurations in additional markets over time.

Comprehensive Products - Invisalign Treatment Options

Invisalign Comprehensive Packages. Invisalign Comprehensive Packages are used to treat adults and teens over a wide spectrum of mild to severe malocclusion and contains a broad variety of features to achieve desired treatment goals. They also address the frequently complex orthodontic needs of teenage or younger patients with advanced features such as mandibular advancement, compliance indicators and compensation for tooth eruption. These packages include Invisalign Comprehensive, Invisalign FirstTM Phase 1 and Invisalign FirstTM Comprehensive Phase 2.

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

Invisalign Comprehensive 3in3 Package. The 3in3 configuration offers doctors Invisalign Comprehensive treatment with a three-year treatment expiration date and three sets of additional clear aligners included prior to the treatment expiration date, rather than the five-year treatment expiration date with unlimited additional clear aligner sets prior to the treatment end date offered under the Invisalign Comprehensive Package.

Invisalign® System With Mandibular Advancement Featuring Occlusal Blocks for Class II Skeletal and Dental Correction. The Invisalign System with mandibular advancement featuring occlusal blocks expands our Class II treatment portfolio by offering practitioners a comprehensive solution for treating growing patients with late mixed or early permanent dentition (ages 10-16) with Class II malocclusions caused by mandibular retrusion. Class II malocclusion is one of the most common orthodontic problems, characterized by a discrepancy in jaw alignment where the lower jaw (mandible) is positioned too far back relative to the upper jaw (maxilla) and represents approximately 30%-45% of malocclusions globally. By leveraging the natural growth potential during pre-adolescence and adolescence, the Invisalign System with mandibular advancement featuring occlusal blocks facilitates effective correction of Class II malocclusions, helping to improve occlusal relationships, enhance facial aesthetics, and provides long-term functional benefits.

Non-Comprehensive Products - Invisalign Treatment Options

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

Invisalign Go Packages. In various markets we also offer Invisalign GoTM, Invisalign GoTM Express and Invisalign GoTM Plus, which are streamlined non-comprehensive packages designed for GPs to more easily identify and treat patients with mild-to-moderate malocclusion cases, expand arch width, align anterior teeth prior to restorative treatment, and move teeth from second pre-molar to second pre-molar. These packages include case assessment support, simplified ClinCheck treatment plans and a progress assessment feature for case monitoring.

Invisalign® Palatal Expander System. In December 2023, we received 510(k) clearance in the United States for the Invisalign Palatal Expander System, a direct 3D printed orthodontic appliance design based on proprietary and patented technology. Invisalign Palatal Expanders are intended for use in rapid expansion and subsequent holding of skeletal and/or dental narrow maxilla (upper jaw, dental arch and teeth, palate) with primary, mixed, or permanent dentition during orthodontic or orthopedic treatment in children or adolescents. In adults, it is designed to be used in conjunction with surgery or other interventions when necessary. The Invisalign Palatal Expander System consists of a series of removable devices staged in small increments of movement to expand a patient’s narrow maxilla to a position determined by their treating doctor. Each direct 3D printed device is customized to the patient’s unique anatomy based on an iTero™ intraoral digital scan. A palatal expansion treatment plan and device design are then developed using our proprietary orthodontic software. The Invisalign Palatal Expander is our first direct 3D printed orthodontic device that provides doctors with a solution set to treat the most common skeletal and dental malocclusions in growing children. Together with Invisalign First™ clear aligners, Invisalign Palatal Expanders can address early intervention treatment, such as Phase 1, an early interceptive orthodontic treatment for young patients. The Invisalign Palatal Expander System is currently available in the United States, Canada, Australia, New Zealand, Hong Kong, Singapore, Vietnam, Japan, Thailand, India and certain countries in EMEA. The Invisalign Palatal Expander System is expected to be commercially available in additional markets, pending regulatory approvals.

Non-Case Products

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

Vivera™ Retainers for Retention. We offer up to four sets of Vivera retainers, which are custom clear aligners made with proprietary material strong enough to maintain tooth position and correct minor relapse, if necessary, as well as Invisalign retainers. Retainers are generally available for doctors to offer to any of their patients, whether they use the Invisalign System or other products, including wires and brackets. In select markets, we also offer single set retainers.

Invisalign Professional Whitening System. The Invisalign™ Professional Whitening System, powered by Opalescence™, is the only professional teeth whitening system approved by Align for combined use with Invisalign® aligners and Vivera™ retainers.

Direct Fabrication

In January 2024, we completed the acquisition of Cubicure GmbH (“Cubicure”), a company that develops, produces and distributes proprietary direct 3D printing technologies that enable us to efficiently and sustainably manufacture our devices without the added step of first creating a mold. We believe Cubicure provides direct fabrication capabilities that will support and scale our strategic innovation roadmap and strengthen the Align Digital Platform by enabling us to scale our 3D printing operations to eventually print millions of custom devices per day. We expect this technology will ultimately extend and scale our printing, materials and manufacturing capabilities for our 3D printed product portfolio while concurrently materially reducing the amount of resin used in our manufacturing process. Direct fabrication offers the transformative potential of design flexibility that goes beyond what the current thermoforming technology allows. This will potentially allow us to design unique appliances that may perform even better than existing appliances and address unmet market needs. We have begun limited manufacturing of certain appliances already, and expect to pilot additional devices, including retainers and certain pre-fab attachments, in limited releases in 2026.

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

Systems and Services Segment

Intraoral scanning is a rapidly evolving technology substantially impacting the practice of dentistry. By enabling the dental practitioner to create a 3D image (digital scan) of a patient’s teeth using a handheld intraoral scanner, digital scanning is faster, more efficient, precise and comfortable for patients. Beginning patient care with the early use of our iTero intraoral scanners and combining the results with digital workflows designed to assist doctors and patients visualize and evaluate various treatment options with detailed imagery and CAD/CAM solutions helps patients decide to undergo treatment and improve treatment outcomes and satisfaction. The accuracy of digitally scanned models substantially reduces the rate of restoration “remakes,” which results in patients being recalled to dental offices less often and experiencing shorter treatment times for the restoration work because fewer procedures are required after teeth are aligned and spaced optimally, increasing overall patient satisfaction. Digital models also reduce the carbon footprint associated with the shipping of the materials used to create PVS impressions, the shipping of those impressions and their disposal. Moreover, the digital model file can be used for various procedures and services including fabrication of physical dental models for use by labs to create restorative units such as veneers, inlays, onlays, crowns, bridges and implant abutments; digital records storage; aid to caries detection; orthodontic diagnosis; orthodontic retainers and appliances; and Invisalign® digital impression submission.

iTero Element™ Scanner. The iTero Element™ portfolio of intraoral scanners includes the iTero Element™ 2, the iTero Element™ Flex, iTero Element™ 5D imaging system, iTero Element™ Plus Series and the iTero Lumina™ which are each available in select regions and countries. These products build on the existing high precision, full-color imaging and fast scan times of the iTero Element portfolio and are available with software options for orthodontic and restorative procedures. The iTero scanner is interoperable with our Invisalign system such that a full arch or full mouth digital scan can be submitted as part of the Invisalign system prescription order submission process.

Our iTero Element 5D imaging system is the first integrated dental imaging system that simultaneously records 3D, intraoral color camera images, NIRI technology and enables comparison over time using the iTero™ TimeLapse technology. NIRI technology, included in our iTero Element 5D and 5D Plus imaging systems, aids in detection and monitoring of interproximal caries above the gingiva in real time, without using harmful radiation. The iTero Element 5D imaging system is available in the United States, Canada, China, and the majority of EMEA and select APAC and LATAM countries and is pending regulatory approval in others. The findings of a clinical study we sponsored were published in the peer-reviewed Journal of Dentistry which demonstrated that the NIRI technology of the iTero Element 5D imaging system was 66% more sensitive than bitewing x-ray radiography for detection of interproximal lesions, without the use of harmful radiation. We received 510(k) clearance in the United States for the caries detection feature of the iTero Element 5D imaging system in 2020. The iTero Element Plus Series of intraoral scanners and imaging systems offers restorative and orthodontic digital workflows that include enhanced visualization for optimized patient experience, including a fully integrated 3D intraoral camera in certain models, seamless scanning with reduced processing time, artificial intelligence (“AI”)-based features, and, in certain models, NIRI technology.

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

iTero Lumina™ Intraoral Scanner and iTero Lumina™ Pro Dental Imaging System

In January 2024, we launched the iTero Lumina intraoral scanner. The iTero Lumina intraoral scanner is designed with iTero Multi-Direct CaptureTM technology that captures more data quickly and accurately while delivering exceptional scan quality and photorealistic images that remove the need for intraoral photos. iTero Multi-Direct Capture replaces the confocal imaging technology in earlier intraoral scanner models. It has a wider field of capture and multi-angled scanning that enables simultaneous capture from multiple angles. Additionally, the iTero Lumina scanner has a capture distance of up to 25mm, making it easier to scan complex oral regions such as narrow or deep palates, edentulous spaces, and partially erupted teeth with minimal maneuvering. It has a 50% smaller and 45% lighter wand (as compared to iTero Element™ 5D imaging system wand, excluding the wand cable), which is expected to be especially beneficial for kids and teen patients. The iTero Lumina scanner has photorealistic scans that are clinically comparable to intra-oral photography and its advanced software enables scanning at two times the speed.

In March 2025, we announced the addition of restorative capabilities to our next generation iTero Lumina™ intraoral scanner (without iTero NIRI technology) and the new iTero Lumina™ Pro dental imaging system (with NIRI technology) to enable efficient restorative and multidisciplinary ortho-restorative workflows and support diagnostic of interproximal caries above the gingiva, helping GPs reach new levels of practice efficiency and growth while delivering exceptional clinical outcomes.

Since October 2025, our portfolio of intraoral scanners have included a PC configuration (desktop and laptop) that extends the performance found in the cart and mobile configurations into a compact and adaptable format that integrates easily into existing practices.

The enhanced capabilities of the iTero Lumina solutions provide an improved scanning experience and performance, optimal for the simplest to the most challenging restorative cases. These capabilities are complemented by simplified restorative workflows that include the capture of single unit dental crowns to full dental arch with multiple preparations in a single pass, with a wave of an iTero Lumina wand.

iTero™ Digital Solutions

In October 2025, we announced a series of new product innovations for iTero™ Digital Solutions, a comprehensive ecosystem that includes intraoral scanners and integrated software tools designed to transform dental consultations into a modern, multi-modal oral health assessment that helps doctors and their teams deliver exceptional chairside experiences. These new capabilities span across key practice workflows that underline the Align™ Digital Workflow including Diagnose, Plan, Treat, and Monitor steps. From dynamic and personalized visualization and patient engagement tools at chairside, to expanded compatibility with 3D printers and milling machines, these new innovations are designed to simplify workflows, increase patient acceptance, and drive practice growth.

AlignTM Oral Health Suite. The Align™ Oral Health Suite is designed to be an intuitive and visually engaging digital interface intended to enhance patient-driven interest and engagement with iTero Element™ Plus and iTero Lumina™ scan images to help drive doctor-patient conversations about treatment options earlier in the patient journey. The all-in-one chairside consultation can help patients see their oral health conditions, discuss potential root causes with their doctors and evaluate treatment options.

Invisalign® Outcome Simulator Pro. Invisalign Outcome Simulator Pro is a patient communication tool on iTero Element™ Plus Series and iTero Lumina™ imaging systems, that generates highly realistic, simulated in-face visualizations of a patient’s potential future smile after an orthodontic or ortho-restorative treatment. Invisalign Outcome Simulation Pro with multi treatment simulations offers two types of simulations chairside: Invisalign for ortho-only, and Invisalign Smile Architect™ for ortho-restorative. The new Invisalign® Outcome Simulator Pro with Smile Video offers dynamic in-face visualization at chairside designed to improve patient conversion.

iTero™ Design Suite. iTero™ Design Suite offers doctors and dental staff a simple and intuitive digital chairside design workflow for 3D printing and milling of models, bite splints, mock-ups, and restorations to enable single-visit dentistry and better patient experiences. It includes comprehensive printing and milling compatibility, a new mock-up workflow that drives patient engagement and treatment acceptance, and the integration of iTero NIRI and HD intraoral images into the Suite to help trace the margin line and support detailed restoration design.

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

Business Strategy

Over the past 28 years, Align has helped doctors treat over 22 million patients with the Invisalign System and is driving the evolution in digital dentistry through the AlignTM Digital Platform. Our technology and innovations are designed to meet the demands of today’s patients with advanced technologies improving doctors’ diagnostic capabilities along with treatment options that are effective, convenient, comfortable and affordable to improve overall oral health. We strive to help doctors and lab technicians move their businesses forward by connecting them with new patients, providing digital solutions that increase operational speed and efficiency and provide solutions that allow them to deliver exceptional treatment outcomes and experiences to millions of people around the world. We achieve this by focusing on and executing our strategic growth drivers:

•International Expansion. We continue growing our global presence by increasing awareness of our products and making them available in more countries to more customers and consumers. We continue expansion of our sales and marketing by reaching into new countries and regions, including new areas in Africa, Asia and Latin America. As of the end of 2025, we are selling directly or through authorized distributors in more than 100 countries. We support our growth through targeted investments in clinical support, product improvements, technological innovations, clinical education and advertising. In addition, we are scaling and expanding our operations and facilities to better support the growing numbers of global customers. As of the end of 2025, we have 11 fabrication and treatment planning locations throughout the world. We have a manufacturing facility in each of our three key regions: Americas (Mexico), APAC (China), and EMEA (Poland). Each of these facilities form the foundation of our manufacturing strategy, which continues to evolve to increase flexibility and optimize our capacity and cost structure. We also perform digital treatment planning and interpretation for restorative cases worldwide, including in Costa Rica, China, Germany, Spain, Poland, and Japan, among others. By establishing and expanding our key operational activities in locations closer to our customers, we are creating an infrastructure that allows us to be responsive to local and regional needs, while providing global operational flexibility and scale needed for variations in global and regional demand. We expect to continue expanding our business by investing in resources, infrastructure and initiatives that help drive Invisalign treatment growth, position our iTero intraoral scanners as the preferred scanning technology for digital dental scans, and establish our exocad CAD/CAM software as the solution of choice for dental labs in existing and new markets.

•GP Dentist Treatment. We strive to enable GPs, who treat the general patient population, to more easily identify potential cases they can treat with the Invisalign System, monitor patient progress or, if needed, help refer cases to orthodontists while providing high-quality restorative, orthodontic and dental hygiene care. We believe success with GPs can be achieved through doctor training and clinical education, by offering digital tools such as the iTero intraoral scanner and products like Invisalign Go™ treatment that address the distinctive needs of GP patients, all delivered by sales and marketing personnel specifically focused on the unique needs of this customer category. We encourage GPs to scan every patient with intraoral scanners as a means to diagnose and treat patients over time and as an opportunity to drive future demand for their services and the Invisalign System. DSOs represent a large and growing opportunity to help drive adoption of digital technology across the dental industry. We have well established relationships with many DSOs globally that recognize the benefits of digital workflows enabled by our portfolio of products and services that make up the AlignTM Digital Platform, including increased practice efficiency and profitability, as well as delivering a better patient experience from shorter cycle times and customer proximity. We have and may continue to financially invest in or explore collaborations with key ecosystem partners, including DSOs, whose missions and visions align with our vision, strategy, business model and goals.

•Patient Demand. Our goal is to make the Invisalign brand a highly recognized name brand worldwide by creating awareness for Invisalign treatment among consumers and motivating the potential 600 million patients who can benefit from treatment of malocclusion to seek treatment using the Invisalign System. We accomplish this through an integrated consumer marketing strategy that includes television, media, social networking and event marketing and strategic alliances with professional sports teams, as well as educating patients on treatment options and directing them to high volume Invisalign trained doctors. To further drive consumer awareness, we continue to offer additional dental-related Invisalign Accessory Products under the Invisalign brand name available in certain e-commerce channels in the United States. The initial stage of the AlignTM Digital Platform drives consumer demand and connects potential patients to our websites and the websites of Invisalign providers. Some of the tools that support this stage are Invisalign.com, Doctor Locator, Invisalign SmileViewTM tool, Invisalign® Practice App, Invisalign® Virtual Appointment and My InvisalignTM app. The AlignTM Digital Platform also facilitates the doctor-patient conversation, through education regarding clinical needs and setting expectations. Further to our commitment to diagnostic innovation and our ongoing efforts to expand our digital platform, we launched the Align™ Oral Health Suite in 2025, which integrates iTero diagnostic aid and visualization tools, and broadens the holistic approach we offer to GP dentists and orthodontists to support earlier patient interaction for diverse treatment options in oral health, restorative and aesthetic dentistry.

•Orthodontic Utilization. We continue to innovate and increase product applicability and predictability to address a wide range of cases, from simple to complex, thereby enabling doctors to confidently diagnose and treat children and adults with the Invisalign System. This is especially important to treating teenage patients who make up the largest portion of the 22 million annual orthodontic case starts. We also continue to make improvements to our Invisalign treatment software, ClinCheck Pro, designed to deliver an exceptional user experience and increase treatment control to help doctors achieve their treatment goals. In combination with the new Invisalign System innovations that are part of the AlignTM Digital Platform, we are enhancing the digital treatment planning experience for orthodontics by providing doctors with greater flexibility, consistency of treatment preferences and real-time treatment plan access and modification capabilities.

Manufacturing and Suppliers

We have regional fabrication facilities in our main markets for clear aligners, which are located in Juarez, Mexico; Ziyang, China; and Wroclaw, Poland. We believe this allows us to better serve our global customer base by being closer to our customers and driving efficiencies in the business. We produce our handheld intraoral scanner wand, perform final scanner assembly and repair our scanners at our facilities in Ziyang, China and Petah Tikva, Israel and also perform final scanner assembly in Blonie, Poland and Juarez, Mexico; as well as service and repair certain scanners in Juarez, Mexico.

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

Since the mass-customized treatment planning and manufacturing processes of our products require substantial and varied technical expertise, we believe our manufacturing capacity and capabilities are important to our success. In order to produce our highly-customized, highly-precise, medical quality products in volume, we have developed a number of proprietary processes and technologies. These include complex software algorithms and solutions, including AI and machine-learning based CAD/CAM software, vision systems, CT scanning, stereolithography and automated custom clear aligner fabrication equipment. To increase the efficiency and yield of our manufacturing processes, we continue to focus our efforts on software development, equipment development and the improvement of rate-limiting processes or bottlenecks. In addition, we have invested in developing technologies that allow us to directly print the devices to improve and streamline the processes as well as the performance of devices. We continuously upgrade our proprietary, three-dimensional treatment planning software to enhance computer analysis of treatment data and reduce time spent on manual and judgmental tasks for each case, thereby increasing the efficiency of our technicians. Moreover, to improve efficiency and increase the scale of our operations, we continue to invest in the development of automated systems for the fabrication and packaging of clear aligners.

In addition, predictable and consistent production is essential to timely deliver products to our customers efficiently and profitably. Our production can be disrupted by such things as supply chain and shipping issues, production manufacturing software system issues, quality and safety issues, and production equipment downtime. Accordingly, as we have grown our operations, we have included flexibility and resiliency in our overall manufacturing design to mitigate against risks of production downtime. Our manufacturing facilities include backup generators and systems and each facility has an emergency response plan that is part of ongoing employee training and testing through recurring cross functional scenario-based simulation exercises. Likewise, having manufacturing facilities in key regions provides greater flexibility and capacity to adjust and redirect production as needed.

As part of our manufacturing resiliency design efforts, we have also considered climate change related risks such as higher average global temperatures, rising sea levels and more frequent and severe wildfires, hurricanes, floods, storms, heat waves and other events and natural disasters (collectively, “climate-related risks”). We view climate-related risks to be one of many operational challenges we face and factor them into our business continuity planning and strategic risk mitigation efforts.

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

In part to help mitigate risks to our manufacturing operations, we have strategically located our clear aligner production facilities on three different continents. This allows us to both respond more quickly to customer demand while also offering redundancy in the event natural disasters or climate-related events affect operations at one or more facilities. Moreover, each of our key clear aligner manufacturing facilities are located at elevations less likely to be impacted by rising sea levels and at least two hundred miles inland.

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

Sales and Marketing

Our sales and marketing efforts are focused on increasing adoption and utilization of the Invisalign System and Vivera retainers by orthodontists and GPs and integrating the iTero scanner and services and exocad CAD/CAM products into dental labs and practices. The iTero scanner is an important component to the customer experience and is central to a digital approach as well as overall customer utilization of Invisalign clear aligners. In each region, we have direct sales, marketing and support organizations, which include quota carrying sales representatives, sales management and sales administration. We also have distribution partners in certain markets. Our sales and marketing personnel are organized primarily to support orthodontists and GPs, allowing highly trained and specialized personnel to serve each customer channel, thereby increasing our focus and effectiveness on both. We continue to expand in existing markets through targeted investments in sales resources, professional marketing and education programs. Additionally, our consumer marketing programs are designed to create awareness and educate consumers on the benefits of Invisalign treatment and Vivera retainers, including where they can find trained doctors to provide treatment.

We provide training, marketing and clinical support to orthodontists and GPs. As of December 31, 2025, we had approximately 130,015 active Invisalign-trained doctors. We define doctors as active if they have submitted at least one Invisalign case in the prior 12-month period. To drive further adoption by additional doctors and increase utilization by existing doctors, we are, among other things, continuing to move key operations closer to our customers, simplifying our Advantage rebate program, launching new offerings, expanding our zero AA configuration, aligning our sales teams to market demographics, and deepening our commitment to consumer marketing.

Research and Development

We are committed to investing in world-class digital and clinical technology development, which we believe is critical to achieving our goal of establishing the Invisalign System as the standard method for treating malocclusion, our iTero intraoral scanners as the preferred scanning technology for digital dental scans, and our exocad CAD/CAM software as the solution of choice for dental labs.

Our research and development activities are directed toward developing digital technology innovations we believe will deliver our next generation of products and solutions as part of the AlignTM Digital Platform. These activities range from accelerating product and clinical innovation, to developing treatment planning and manufacturing process improvements, to researching future technologies, products and software.

The treatment capabilities of the Invisalign System have been demonstrated by more than 800 peer-reviewed publications and various clinical case studies and articles have been published that highlight the clinical applicability of Invisalign treatment as a means to effectively treat a broad spectrum of malocclusions across permanent and mixed dentitions, including addressing malocclusions of severe complexity. Similarly, various studies have been published demonstrating the capabilities of our iTero Lumina solutions, including advanced features such as our NIRI technology, and we have conducted internal clinical validation research supporting the conclusion that iTero Lumina photorealistic scans are clinically comparable to intra-oral photography. We undertake pre-commercialization trials and testing of our technological improvements to our products and manufacturing process. In September 2025, we launched an enhanced clinical evidence webpage containing an expansive library of peer-reviewed clinical research publications and the Align Global Gallery™, a searchable database of more than 1,500 real-world Invisalign treatment cases by doctors from around the world. We furthermore fund research in the field of orthodontics and dentistry through initiatives such as our Annual Research Award Program, which was in its 16th year in 2025 and donations to the American Association of Orthodontists Foundation.

Intellectual Property

We believe our intellectual property portfolio represents a substantial business advantage. As of December 31, 2025, we had 1,137 active U.S. patents, 1,147 active foreign patents, and 1,070 pending global patent applications. Our active U.S. patents expire between 2026 and 2044. When patents expire, we lose the protection and competitive advantages they provide, which could negatively impact our operating results; however, as we continue to pursue new innovations, we seek intellectual property protection for new inventions and know-how through U.S. and foreign patent applications and non-disclosure agreements. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws. We furthermore have a broad and diverse trademark portfolio that we use to highlight and protect universally recognized brands. Information regarding risks associated with our proprietary technology and our intellectual property rights may be found in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Seasonal Fluctuations

General economic conditions impact our business and financial results, and we have historically experienced seasonal trends within our two operating segments, customer channels and geographic locations we serve. Sales of the Invisalign System are often weaker in Europe, especially southern European countries during the summer months and seasonally higher in China during the third quarter. Similarly, other international holidays like Lunar New Year can impact our sales in APAC in the first quarter. In North America, summer is typically the busiest season for orthodontists that have a high percentage of adolescent and teenage patients as many parents start their children in treatment before the school year begins. Conversely, many GPs are on vacation during this time and therefore tend to start fewer cases. For our Systems and Services segment, capital equipment sales are often stronger in the fourth calendar quarter. However, many of these typical seasonal patterns have been impacted by changes in foreign exchange rates, military conflicts, inflation, trade policies and other macroeconomic challenges. It remains unclear when or the extent to which these seasonal fluctuations will return to historical norms. Consequently, seasonal trends have and may continue to cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Competition

Our clear aligner products compete directly against traditional orthodontic treatments that use wires and brackets and increasingly against clear aligner products manufactured and distributed by various companies, both within and outside the United States. Although the number of competitors varies by segment, product, geography and customer, they include new and well-established regional competitors in certain foreign markets, as well as larger companies, divisions of larger companies or well-capitalized new entrants with substantial sales, marketing, research and financial capabilities at cost-effective rates. We also compete with direct-to-consumer (“DTC”) companies that provide clear aligners directly to consumers requiring little or no in-office care from doctors and also from doctors who manufacture retainers and custom clear aligners using 3D printing technology.

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

We believe we are well positioned to compete in the markets we target. We have thousands of dedicated, highly skilled sales force employees who are focused on key portions of our target markets that allow us to uniquely address customer needs and thereby enhance the customer experience. Our significant historical and ongoing investments in research and development and design around the movement of teeth, SmartTrack aligner materials and design, intraoral scanning, 3D manufacturing, global scale of manufacturing and treatment planning, strong brand name recognition, strong workforce, diversified and knowledgeable customer base, geographic expansion, reliable financial results, leading digital platform, technology and IP, next wave of innovation with direct 3D printing and innovations powered by AI enabling more personalized care, and regulatory clearance of our products are among a few of our key competitive factors that compare favorably with our competitors’ products and services.

Government Regulations

Many countries have established regulatory frameworks for commercialization of medical devices. As a designer, manufacturer, and marketer of medical devices, we are obligated to comply with the respective frameworks of these countries to obtain and maintain access to these global markets.

The frameworks often define requirements for marketing authorizations which vary by country. Failure to obtain appropriate marketing authorization and meet all local requirements, including specific quality and safety standards and new software and AI standards in any country in which we market our products, could cause commercial disruption and/or subject us to sanctions and fines. Delays in receipt of, or a failure to receive, such marketing authorizations, or the loss of any previously received authorizations, could have a material adverse effect on our business, financial condition and results of operations.

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

setting out rules for when and how to engage healthcare professionals; marketing our products within the regulatory approval (e.g., on label) promotion, sale and marketing of our products and services; the importing and exporting of our products; the operation of our facilities and distribution of our products; and disclosure of payments to healthcare professionals and institutions. As we expand our operations, compliance with applicable laws in countries in which we sell and invest in new business models becomes more complex and the general trend is toward increasingly stringent oversight and enforcement.

Initiatives sponsored by government agencies, legislative bodies, and the private sector to limit the growth of healthcare expenses generally are ongoing in markets where we do business. It is not possible to predict whether these trends will impact our business or the potential cost containment measures on our future business.

Our customers are healthcare providers who may be reimbursed by state or federal funded programs such as Medicaid, a foreign national healthcare program, or private pay insurance, each of which may offer some degree of oversight. As a medical device manufacturer and seller, we are subject to transparency reporting laws (also known as sunshine laws) that in certain countries and U.S. states require us to report transfers of value to healthcare professionals that perform services or receive other items from us (e.g., meals, travel, branded promotional or educational items, or other benefits of value). Enforcement actions and associated efforts to respond or defend against enforcement actions can be expensive, and any resulting findings carry the risk of significant civil and criminal penalties.

In addition, we must comply with numerous laws and regulations addressing privacy, data protection, artificial intelligence, data governance and cybersecurity. We are subject to the European Union General Data Protection Regulation 2016/679 and any applicable national implementing laws (together, the “EU GDPR”), as well as the United Kingdom General Data Protection Regulation and the Data Protection Act 2018 (together, the “UK GDPR”). Collectively, these are referred to as the “GDPR.” The GDPR establishes broad data privacy requirements regarding our collection, processing, sharing, disclosure, transfer, and other uses of information relating to identifiable living individuals. These requirements include principles of accountability and the obligation to demonstrate compliance through the implementation of appropriate policies, procedures, training, and audits. Many of these laws and regulations do or will soon regulate or restrict cross-border data transfers, such as in the United States, the EU, Switzerland, Brazil, China, Vietnam, Japan, Korea, Australia, New Zealand, the Kingdom of Saudi Arabia, Hong Kong and other countries. Further, in the United States, we may be required to comply with laws and regulations addressing the collection, use, security and processing of protected health information and other information relating to individuals, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing rules. Additionally, many U.S. states maintain laws and regulations addressing privacy, data protection, data governance and cybersecurity. Like many other companies, we must work to ensure our global privacy program framework incorporates applicable requirements of new and modified laws and regulations in relevant jurisdictions to support our efforts to ensure our product innovations and associated practices comply with these increasingly complex laws and regulations.

Legislatures and regulators globally are proposing, and in certain cases have enacted, new laws or regulations regarding privacy, data protection, artificial intelligence, data governance and cybersecurity that could require us to modify our policies and practices in order to comply with new and evolving obligations relating to these matters. Information regarding risks associated with data security and privacy may be found in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

As of December 31, 2025, we had approximately 20,290 employees, a decrease of approximately 3.1% and 6.1% over December 31, 2024, and December 31, 2023, respectively. The number of employees for each of the last five years and our employees’ roles as of December 31, 2025 are as follows:

EMPLOYEES AT ALIGN
Number of Employees
22,540
23,165
21,610
20,945
20,290
2021
2022
2023
2024
2025
Year

We are fundamentally a global organization with approximately 91% of our employees located internationally, primarily in direct-labor roles in our manufacturing and clinical treatment planning facilities. Set forth in the following paragraphs are some of the most important elements of our culture and commitment to our employees.

Governance. Our commitment to improving the lives of our employees and the communities in which we live and work, including conducting our business ethically, responsibly and transparently through open and clear disclosures that allow us and others to hold us accountable, begins with our Board of Directors (“Board”) and management team. They set the tone for our organization by establishing and clearly communicating our core values of Agility, Customer and Accountability that inform our culture. Our Global Code of Conduct (“Code”) and quality policies are designed to enable us to operate with integrity and deliver superior treatment outcomes and experiences to patients. We seek to create an environment that values the health, safety and well-being of our teams, and we work to equip them with the knowledge and skills to serve our business and develop their careers. We believe that by effectively managing our business founded on these values, we are driving long-term value for our stockholders and all stakeholders.

As part of our commitment to our employees and communities, our Board has delegated oversight responsibility of our policies and practices that foster Align’s sustainability and cultural initiatives, policies, practices, and programs to our Nominating and Governance Committee. Additionally, our Compensation and Human Capital Committee has oversight responsibilities of all human capital management strategies, programs and policies. Our Compensation and Human Capital Committee regularly reviews and discusses key performance indicators regarding human capital management that allow it to monitor trends on issues such as total headcount, employee hiring, recruiting, attrition, career development, compensation, benefits, workplace culture, and other measures of employee engagement and interest to management and the committee.

We believe our success continues to be driven by our focus on integrating and welcoming employees across the globe and of all different backgrounds, orientations, beliefs, perspectives and capabilities into our workforce. Our employees bring a positive mix of ethnic and culturally diverse backgrounds to the 48 different countries in which we operate. Our largest population of employees work in Mexico followed by Costa Rica and China. Employees in the United States represent approximately 9% of our global population.

LOCATION OF EMPLOYEES
US
China, Costa Rica, Germany, Mexico, Poland, Spain
Other Countries
9%
21%
70%

Our management team is comprised of individuals from varying countries and nationalities who are committed to promoting and encouraging the health and well-being of our employees at work, at home and in society in general.

Our work culture is designed to create financial, health, career and personal benefits for our employees and organization. We sponsor cultural recognition events to increase awareness of inclusion and belonging, including its importance in creating an environment where every employee feels safe, supported and can thrive.

Our employees have also established and manage employee groups including employee resource groups based on shared characteristics or life experiences. These are open to all employees, including those who do not directly identify with other members.

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

Our efforts have resulted in numerous awards for our positive work environment and culture. Some of the certifications, awards and recognitions recognized or received include:

•Best Workplaces for Women, China
•Best Workplaces for Parents, Korea
•Great Places to Work and Best Places to Work based on our employee-validated great workplaces in the following countries: Australia, Brazil, Canada, China, India, Israel, Korea, Singapore, Taiwan, Thailand, Turkey, Vietnam and Raleigh, North Carolina (United States)
•Forbes America’s Best Employers: Dream Employers, Best Midsize Employers, Best Employers for Engineers, Best Employers for New Grads, Best Employers for Company Culture
•LinkedIn Top Companies, Israel
•Mercer China, Healthiest Workplace Award for Outstanding Women Care
•Newsweek, America’s Greatest Workplaces: Overall, By State (California), Gen Z, Inclusion, Mental Well-Being, Parents & Families

We believe it is imperative to provide a vibrant employee experience and we value our employees’ collective voices. Accordingly, we conduct recurring employee surveys that utilize a continuous employee listening strategy to collect employee feedback critical to improving our culture. This includes globally managed pulse surveys, employee lifecycle surveys, and a self-service feature to support listening efforts. We use what we learn from the surveys to improve the employee experience, including enhancements to our workplaces, focus on employee connections, increased career development opportunities, support for relocated employees, and growth in our recognition programs and experiences. Our global response rates are consistently high, reflecting strong engagement by our employees.

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

At Align, we believe employees learn best when skill development is driven by the changing and immediate needs of our employees and by empowering all employees to take action and ownership of their careers. We also believe learning should be relevant and actionable as well as rooted in our purpose and values. develop@Align, our global online learning hub, enables our global employee population to access a diverse portfolio of approximately 2,100 self-directed courses in up to 23 languages. We also offer a full suite of custom leadership development programs, beginning with aspiring leaders, continuing with managers and directors, and culminating with executive development opportunities.

We also recognize we must continually evolve by providing employees with the resources they need to continue to learn, grow, and thrive. To this end, we created Voyage. Voyage is a global initiative that offers a set of tools, resources and a new mindset, empowering employees to start thinking differently about career growth by embracing development opportunities in new and sometimes unexpected ways. Our Voyage Compass helps employees experience their career through four distinct lenses: self, networks, experience and skills. Since its launch in 2022, over 70% of the employee population has interacted with Voyage, and there have been over 164,000 visits to the Voyage website. In addition to our navigation site, we annually host a Voyage Set Sail Month, where we offer experiential learning for individuals and teams utilizing activities that keep professional development front and center in employees’ minds.

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

We are furthermore committed to pay equity practices. We exceed minimum pay requirements for our manufacturing employees and regularly review our pay equity practices globally and locally for compliance with applicable laws and work to address discrepancies identified.

Health, Wellness and Safety. Our employees’ health and well-being is critical to our success and their continuing achievements. We therefore offer a wide variety of robust programs and initiatives designed to promote the overall health and welfare of all our employees and their families. Every year, we promote a Month of Wellness, a month dedicated to well-being and a worldwide movement fostering employee health across our organization. Throughout the Month of Wellness, employees participate in a variety of activities such as informational sessions and health fairs and receive useful resources aligned to our wellness pillars - mental resilience, physical well-being and healthy living, social/family connections, and financial wellness. This provides employees with a variety of meaningful ways to embrace wellness and well-being through mindfulness, meditation, nutrition and mental wellness activities, exercise, hikes, yoga, volunteer activities, financial education sessions, social events and stress management.

Additionally, a primary objective is to prevent injuries and occupational diseases by focusing first and foremost on creating and maintaining safe environments. We have environmental, health, safety and sustainability personnel who are responsible for ensuring health and safety programs and processes are maintained and effective at each of our locations. Major worksites, such as our clear aligner fabrication sites, and large offices have dedicated Environmental Health and Safety (“EHS”) departments dedicated to ensuring our health and safety programs are maintained while contributing Best Management Practices and general input to corporate-wide programs. Each EHS department is responsible for ensuring all employees at their location are properly trained on various EHS topics and at the appropriate frequencies. A training suite is determined for each employee depending on their responsibilities and function modeled off ISO 45001.

Community. We actively encourage employees to support charitable organizations by providing opportunities for volunteerism, team building, and donation and matching programs. In 2025, our employees continued to make us proud through their generosity and dedication, especially during our annual Month of Smiles initiative in October where we encouraged them to make a difference individually and as teams through volunteer activities, charitable donations, fundraising, and intentional acts of goodness. In addition, through our Align Foundation, we support organizations whose visions closely align with our mission to improve smiles, supporting and educating teens, and empowering our customers through partnerships with learning institutions and foundations. Below are some of our key community initiatives in 2025:

•Since 2013, we have been a proud supporter of Operation Smile, a global medical nonprofit that has provided hundreds of thousands of free surgeries for people born with cleft lips and cleft palates in low and middle-income countries. For a fifth year, we were the title sponsor of Operation Smile’s International Student Leadership Conference, a powerful opportunity for youth in high schools and colleges around the world to develop leadership skills and impact their communities. As part of our 2025 sponsorship, we provided scholarships for 90 students, including those born with cleft conditions and those facing financial barriers. As of December 31, 2025, we had donated approximately $3.4 million to Operation Smile.

•As part of Align’s commitment to improving oral health, we partnered with the INCAE Business School as part of the CAHI Jeffe Fellowship in Health and Innovation to improve health services in Latin America. The CAHI Jeffe Fellowship brought together 19 leaders from nine Latin American countries and focused on enhancing the quality, accessibility, and affordability of health services through a variety of programs. Align provided scholarships to two leaders from the program who focused on oral health education and expansion of dental health for low-income populations.

•For 18 years we have supported America’s ToothFairy, an organization with a mission to ensure underserved children in the United States have access to dental care and learn about oral health by supporting nonprofit clinics and community partners. As of December 31, 2025, we have provided almost $2 million for the foundation’s operational expenses and children’s oral health programs. As Title Sponsor of the HERO Program since 2019, we have helped the program reach an estimated 2.87 million children, caregivers, and parents. During America’s ToothFairy’s 2025 fiscal year, which ended June 30th, the HERO Program positively impacted 1,082,150 children and caregivers using downloadable resources, which are also available in multiple languages. With Align’s support, America’s ToothFairy’s Dental Resource Program (DRP) member clinics provided clinical care to 213,675 children—on average, a 25% increase over 2024. Among these:

◦191,204 children received fluoride varnish, nearly 36% more than in 2024
◦75% of patients served live at or below the poverty line
◦44% of children treated live in rural communities where access to care is limited
◦52% of care was delivered through school-based programs
◦85% of patients rely on state-funded insurance

We also provide product donations to the dental community to help patients in need of healthy, beautiful smiles. For more information on our charitable and community efforts, please refer to the Corporate Accountability portion of our corporate website located at https://www.aligntech.com/about/corporate_accountability.

Available Information

Our corporate website address is www.aligntech.com, and our investor relations website address is http://investor.aligntech.com. The information on or accessible through either of these websites is not incorporated by reference into this Annual Report on Form 10-K, and all website URLs in this Annual Report on Form 10-K are intended to be inactive textual references only. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statements on Schedule 14A for our annual stockholders’ meetings and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (“SEC”). Further, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our filings with the SEC.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of February 27, 2026:

Name	Age	Position	Period
Joseph M. Hogan	68	President and Chief Executive Officer of Align • Chief Executive Officer of ABB • Chief Executive Officer of GE Healthcare	2015-Present 2008-2013 2000-2008
John F. Morici	59
Chief Financial Officer and Executive Vice President, Global Finance of Align
• Chief Financial Officer and Senior Vice President, Global Finance of Align
• Chief Financial Officer of Align
• EVP and Managing Director of NBC Universal North America Home Entertainment
• CFO/Chief Operating Officer of NBC Universal North America Home Entertainment
• Senior Vice President and Chief Financial Officer of NBC Universal North America Home Entertainment
			2022-Present 2018-2022 2016-2018 2014-2016 2011-2014 2007-2011
Julie Coletti	58
Executive Vice President, Chief Legal and Regulatory Officer of Align
• Senior Vice President, Chief Legal and Regulatory Officer of Align
• Vice President, Associate General Counsel, Strategic Commercial Affairs of Align
• Vice President, Global General Counsel and Chief Compliance Officer of Danaher
• Vice President, Chief Legal Officer and Corporate Secretary of Bayer HealthCare's MEDRAD/Radiology and Interventional Division
			2022-Present 2019-2022 2018-2019 2013-2017 2007-2013
Stuart Hockridge	54	Executive Vice President, Global Human Resources of Align • Senior Vice Present, Global Human Resources of Align • Vice President, Global Human Resources of Align • Vice President of Talent of Visa	2022-Present 2018-2022 2016-2018 2013-2016

Item 1A. Risk Factors.

Our business, reputation, results of operations, financial condition, cash flows and stock price can be affected by a number of factors, whether currently known or unknown, or that we currently believe to be material. including those described below. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, financial condition, cash flows and stock price can be materially and adversely affected. The risks below are not the only ones we face. Because of the following factors, as well as other factors affecting our results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. Therefore, you should review this section carefully, as well as our consolidated financial statements and notes thereto and other information appearing in this Annual Report on Form 10-K, for important information regarding these and other risks that may affect us. Additionally, you should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K.

Macroeconomic and External Risks

Global and regional economic conditions have and could in the future materially affect our business, financial condition and results of operations.

Macroeconomic conditions impact consumer confidence and discretionary spending, which can reduce or shift spending away from elective procedures, drive patients to pursue less costly orthodontic treatments, decrease the number of orthodontic case starts, reduce patient traffic in dental offices, or reduce demand for dental services generally. Consumer spending habits are affected by, among other things, fluctuations in foreign currency exchange rates, changes in consumer confidence and demand, inflation, general economic weakness, actual or potential slowdowns or recessions, employment levels, health insurance coverage, wages, debt obligations, discretionary income, interest rates, cultural and social influences, market volatility and perceptions of current and future economic conditions. For instance, decreased demand for dental services has and may in the future cause doctors and labs to revert to wires and brackets and postpone investments in capital equipment. Uncertain economic outlooks for, or declines in the economic outlooks of, the United States, Chinese, European and other economies have and could in the future materially adversely affect consumer demand and dental practice spending. Higher interest rates have and could in the future reduce consumers’ disposable income, which could cause a decrease in discretionary spending for our products.

Inflation has and may continue to adversely impact spending and trade activities, and may unpredictably impact global and regional economies. Efforts by central banks and federal, state and local governments to combat inflation could result in an economic recession or slowdown or adversely impact consumer spending for a prolonged period of time. Higher inflation, as well as the cost of fuel, energy and domestic and international shipping costs, food and other essential or discretionary items, raw material prices and labor rates, has and may continue to rise, which could adversely impact the costs of producing, procuring and shipping our products. We may not be able to fully mitigate the impact of the increased costs or pass price increases on to our customers, which could result in downward pressure on our operating results. Attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction or otherwise harm our reputation. Any of these events could materially affect our business, financial condition or results of operations.

We are subject to foreign currency exchange fluctuations, which could have a material adverse effect on our financial condition or results of operations.

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

Geopolitical events, tariffs and trade policies, and military conflicts have and could in the future materially affect our business, financial condition and results of operations.

Geopolitical events, wars, military actions, terrorism, or major public health crises have and could in the future harm or disrupt international commerce and the global economy, and could materially adversely affect our business. Such events have and could result in, among other things, supply chain and trade disruptions, changes in diplomatic and trade relationships, new and retaliatory tariffs, trade protection measures, quotas, embargoes, trade sanctions and countersanctions, customs investigations or restrictions, boycotts, reduced consumer spending, government shutdowns, cyberattacks, energy shortages or power outages, energy rationing that adversely impacts our manufacturing facilities, rising fuel or rising costs of producing, procuring, and shipping our products, constraints, volatility or disruption in the financial markets, employee deaths or injuries, restrictions and shortages of food, water, shelter and medical supplies, data or information exchange, disruptions, interruptions or limitations in telecommunication services, critical systems or applications reliant on a stable and uninterrupted communications infrastructure, and protests that may impact delivery of our products to customers or destruction of property. Such events may also cause a shift in public opinion about companies based in the United States or in the regions where we operate or plan to operate, which could adversely impact our reputation and business.

Tariffs or proposed tariffs, customs duties, or fees, and any retaliatory tariffs, international trade disputes, or protectionist trade measures taken in response to such tariffs may increase the cost of our products and the components or the raw materials used to make them, reduce demand for our products and adversely impact our gross margin and results of operations, limit our ability to sell to certain customers, limit or prohibit the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers, or impede or slow the movement of our goods across borders. For example, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects on the national security of imports of personal protective equipment (PPE), medical consumables, and medical equipment including devices. A significant portion of the products we sell, and the components and raw materials used in our products are originally manufactured or sourced outside the United States. For example, we manufacture clear aligners in our facility in Mexico and ship them to the United States, primarily for our United States customers, with the remainder eventually shipped to other international locations. Tariffs have and could in the future result in additional costs for our products, which may reduce demand for our products and adversely impact our gross margin and results of operations, and we may not be able to fully or substantially mitigate the impact of any new or increased tariffs or pass price increases on to our customers and to the extent we do, we may experience reduced demand for our products. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business, financial condition and results of operations are uncertain.

Foreign countries have and may continue to adopt other measures such as controls on the import or export of goods, technology or data, including personal data, which could adversely impact our operations and supply chains or limit our ability to offer certain products or services. We may take various actions in response to these measures, including changing suppliers, where we manufacture our products, or restructuring business relationships. Such actions may be expensive, time-consuming, disruptive to our logistics and operations, irreversible, and more costly for us and our customers. Trade restrictions may be announced with little or no advance notice and we may be unable to effectively mitigate any adverse impacts in a timely manner or at all.

Military conflicts, wars, and escalation of terrorist or gang activities have and may in the future materially adversely impact the economies in which we operate. Our iTero operations, headquartered in Israel, are close to areas that have been affected by the conflict between Israel and Hamas. Our supply chains and demand for our products could be impaired as a result of political instability, drug trafficking, the continuation or escalation of terrorist or gang activities (particularly with respect to our manufacturing operations in Mexico), hostilities, export and import restrictions, sanctions or boycotts. These events could disrupt ongoing operations and may materially impact the logistics, timing and cost of shipping of our products and materials or our ability to operate out of impacted areas, and our ongoing contingency planning and business continuity measures to mitigate these risks may not be sufficient. Additionally, China’s territorial conflicts with other neighboring countries may impact our operations and sales in China. We cannot predict the progress or outcome of these events or the reactions by governments, businesses or consumers and each event could, individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.

Natural disasters may adversely impact our business, financial condition and results of operations, as well as those of our customers and consumers, suppliers, contract manufacturers, commercial intermediaries and other business partners.

Natural disasters and extreme weather conditions (including those caused by climate change) can cause deaths, injuries and major public health crises, power outages, property damage, restrictions and shortages of food, water, shelter and medical supplies, telecommunications failures, materials scarcity, price volatility and other adverse consequences. If a natural disaster occurs in a region where one of our facilities or those of our customers or suppliers are located, our or their employees or facilities could be impacted, valuable research could be lost, and our ability to create treatment plans, respond to customer inquiries or manufacture and ship our products could be compromised, causing significant delays and reputational harm. Climate change could increase the frequency and severity of natural disasters such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding which could cause supply chain interruptions, increase demand and negatively impact availability of sources of energy or resources material to manufacturing our products and operations, or cause damage to our products and facilities. It could also affect the availability or cost of materials, goods, and services on which we and our suppliers, contract manufacturers, commercial intermediaries and other business partners rely, which could materially adversely impact our business, financial condition and results of operations.

Business and Industry Risks

Demand for our products and services may not increase or may decrease for many reasons, including resistance to the innovative and business-model-disruptive nature of some of our products and services.

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

Our net revenues depend primarily on sales of the Invisalign System and iTero intraoral scanners and declines in volume or the average selling price (“ASP”) may adversely affect net revenues, gross profit, operating profit and net income.

Our net revenues are primarily dependent on sales of the Invisalign System and iTero intraoral scanners. Of the two, we expect the Invisalign System to continue to represent the majority of our net revenues and remain critical to our success.

The ASPs of our products, particularly the Invisalign System, are influenced by numerous factors, including the mix of product treatment packages, geographical mix, channel mix and timing of products sold, promotions and discounts, inflation and foreign currency exchange rates. In addition, we sell our products at different prices and with varying shipping and handling charges or processing fees that may differ by country. Our ASPs for the Invisalign System and iTero intraoral scanners have been and could in the future be adversely affected if:

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
•we introduce new or change existing products or services, or modify how we market, lease or sell any of our new or existing products or services;
•we modify our pricing strategies for certain products or adjust pricing for certain items based on cancellation fees, shipping and handling charges or processing fees;
•we participate in government tenders, such as volume-based procurement in China; or
•our critical accounting estimates materially differ from actual results.

We have a history of offering volume discounts, price reductions and other promotions to targeted customers and consumers and releasing lower priced products which have had, and may in the future have, unexpected and unintended consequences, including reduced net revenues, gross profit, operating profit and net income.

Competition in the markets for our products and services is increasing.

The dental industry is experiencing immense and rapid digital transformation and we may be unable to compete with existing competitors and emerging companies that introduce new technologies, products or services, and customers who alone or with others create orthodontic appliances and solutions or other products or services that compete with us. While our product portfolio facilitates this transition, our competitors may render our technology or products obsolete or economically unattractive, particularly as competitors incorporate AI and machine learning into new or existing services and technologies that facilitate changes in doctor-patient interactions, expectations and treatment workflows. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future and sufficiently meet evolving industry trends and consumer demands.

We also face competition from traditional products and services, such as wires and brackets, which doctors have historically been able to purchase at a lower price point. We have and will likely continue to experience price-focused competition as we continue to expand into new markets, which could contribute to the commoditization of our products or services if we are unable to otherwise differentiate our offerings from those of our competitors.
The number and types of competitors we face are diverse and growing rapidly. The Invisalign System competes primarily against traditional wires and brackets and increasingly with clear aligners manufactured and distributed by new market entrants and existing competitors, including traditional medical device companies, laboratories, startups and, in some cases, doctors and DSOs. Our competitors also include DTC companies that provide clear aligners using a business model requiring little to no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners or procure products from third-party white-label providers. Large consumer product companies may also start supplying orthodontic products. Orthodontists, GPs and DSOs have and may continue to sample competitive and alternative products, take advantage of competitive promotions and sale opportunities, or engage in “bait and switch,” “margin steering” or similar practices that take advantage of the significant brand recognition of Invisalign to offer alternative products.

Our iTero intraoral scanners compete with polyvinyl siloxane impressions and numerous new and existing intraoral scanners and traditional impression methods, as well as traditional bite wing 2D dental X-rays and dental imaging systems that leverage NIRI technology and AI for detecting interproximal caries. We have and may continue to experience competition with respect to our scanners and software solutions from competitors who introduce products at lower prices or with enhanced features or functionalities that better meets customer demand, including expansion of their portfolios in the digital ecosystem. If we are unable to compete effectively with existing products, existing competitors, new market entrants, or respond effectively to new technologies, our business, financial condition, and results of operations could be materially adversely impacted.

Our success depends on our ability to quickly and profitably develop, manufacture, market, and obtain and maintain regulatory approvals or clearances of new, improved or refurbished products and services.

The extent and rate at which our products or services achieve market acceptance and penetration depends on many factors, including our ability to:

•cost-effectively and efficiently predict, timely innovate, develop, manufacture, quality test, market, launch, dispose of and sell new or improved technologies, applications, features, products and services to meet market demand and keep pace with changes in technology, customers’ demands and industry standards;
•successfully and timely obtain and maintain regulatory approvals or clearances of new or improved products or services from government agencies such as the FDA and analogous agencies in other countries;
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

If we fail to accurately predict the needs and preferences of customers and their patients, or fail to offer viable products or services, we may invest heavily in research and development that does not lead to significant revenues. Even if we successfully innovate and develop new or improved products and services, we may incur substantial costs doing so and our profitability may suffer. Introduction and acceptance of any products and services may take significant time and effort, particularly if they require doctor education and training to understand their benefits or doctors choose to withhold judgment on a product or service until patients complete their treatments. In addition, we periodically introduce new business and sales initiatives to meet customers’ needs and demands, which may not be successful and may involve short-term execution challenges. Should these initiatives fail, our business, financial condition and results of operations could be materially adversely impacted.

We may not realize the anticipated benefits of acquisitions, investments or other strategic transactions, and they may require significant management attention, disrupt our business, dilute stockholder value or adversely affect our business, financial condition and results of operations.

We have and may in the future acquire, or make investments in, companies, businesses, products, technologies or other assets, which may not ultimately strengthen our competitive position or achieve our desired synergies and integration. Alternatively, we may be unable to find suitable investment or acquisition opportunities or be unable to complete investments or acquisitions on favorable terms. We are subject to various risks when making a strategic investment or acquisition and integrating the operations and cultures of acquired businesses within our own, including that we may:

•ultimately own less than a majority of the outstanding shares of the company and be unable to control or have significant influence over critical issues that could harm the value of our investment;
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

Operational Risks

Our quarterly and annual results of operations have and will continue to fluctuate in the future, and we may not accurately predict the timing and amount of customer demand and our revenues, costs, and expenditures.

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
•changes in the timing of revenue recognition and our ASPs as a result of changes to the amount allocated to the standalone selling price of the distinct performance obligations under sales contracts;
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

If we fail to accurately predict product demand, our manufacturing capacity, staffing, supplies, components, or materials, or those of one or more of our suppliers may be inadequate. If we fail to timely manufacture and deliver products to meet demand, this could damage our relationships with existing customers or harm our ability to attract new customers and adversely affect our business, financial condition and results of operations.

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

Our results of operations may be adversely affected if doctors at DSOs, orthodontic service organizations (“OSOs”) or other large group practices reduce, delay, or do not increase their purchasing of our products and services in ways that reduce adoption of our products and services.

DSOs, OSOs and other large group practices have become an increasingly important channel for adoption of our products and services. If doctors at DSOs, OSOs or other large group practices reduce, delay, or do not expand their purchasing of our products and services, or otherwise change priorities, protocols, or workflows in ways that reduce utilization of our products, demand for our products and services may not increase or may decrease, which could have a material impact on our business, financial condition and results of operations. In addition, on behalf of the doctors in their affiliated practices, DSOs and other large group practices may have greater leverage to negotiate pricing, volume‑based discounts, rebates, extended payment terms, or other commercial concessions, which could adversely affect our ASPs, gross margins and profitability.

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

Security breaches, data breaches, cybersecurity attacks, or other cybersecurity incidents could materially adversely impact our operations and patient care, and our reputation, business, financial condition and results of operations could be harmed.

Our IT systems, policies and contracts and the policies of our third-party vendors, and their IT systems safeguard employee, applicant and customer personal, health and financial, and our own proprietary information and data essential to our operations. Our cybersecurity controls also depend on our customers, many of whom are individual or small healthcare providers with limited IT experience and inadequate or untested security protocols, to successfully manage data privacy and security requirements. We and our service providers, third-party vendors and other third parties could be targeted by or subject to physical break-ins, computer viruses and other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking attacks, phishing, vishing, deepfakes, and other social engineering attacks, malware, ransomware, employee noncompliance, error or malfeasance, cybersecurity attacks, malicious code, and other breaches of, or incidents impacting, IT systems or similar malicious or otherwise disruptive actions, including by organized groups and nation-state actors, which may disrupt or limit the availability of, or result in damage to, our IT systems and result in loss or unavailability of, damage to, or the unauthorized acquisition, use, disclosure, or other processing of confidential information. We have experienced, and may again experience in the future, cybersecurity incidents, data incidents, and unauthorized internal employee exfiltration of information.

Our cybersecurity risk management program and processes, including our policies, controls or procedures, may not be successfully implemented, complied with or effective in protecting our systems and information or any other information we maintain or otherwise process. Further, the frequency and sophistication of third-party cybersecurity attacks are increasing, particularly with the advancement of AI technologies. Significant service disruptions, breaches, incidents, interruptions or other disruptive events impacting our infrastructure and IT systems, or other cybersecurity incidents, or any belief or reporting that any of the foregoing has occurred, could expose us to regulatory investigations, private claims, demands, litigation or other proceedings, impair our reputation and competitive position, distract management and require significant time and resources to address. In addition, patient care could suffer, and we could be liable if our products, services or IT systems fail to timely deliver accurate and complete information.

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

Issues with IT system and software integration, implementation, updates, and upgrades, or third-party software have previously and could again in the future disrupt our operations.

We rely on the efficient, uninterrupted, and secure operation of complex IT systems and are dependent on key third-party software embedded in IT systems as well as third-party hosted IT systems to support our operations, including third-party cloud platforms. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance, and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. Usage of online and hosted technology platforms by us, our customers, and suppliers, including remote working, teledentistry, and new or expanded use of online service platforms, products, and solutions such as doctor, consumer, and patient apps have increased the demands on and risks to our IT systems and personnel. Moreover, we continue to transform business processes, extend established processes to new subsidiaries, and implement additional functionality in our enterprise resource planning, product development, manufacturing, and other software and IT systems. This entails certain risks, including operational disruptions, such as our ability to continue developing and updating products while addressing safety and security, track orders and timely ship products, manage our supply chain, and aggregate financial and operational data. Failure to adequately protect and maintain the integrity of our products, IT systems and data in those systems, and those of our suppliers and customers may materially impact our reputation, business, financial condition, and results of operations.

Additionally, we continuously upgrade and issue new software releases upon which customer facing manufacturing and treatment planning operations depend. Software applications and products containing software may contain errors or defects, especially when first introduced or released. The discovery of a defect, error, or security vulnerability in our products, software applications or IT systems, incompatibility with customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems, that we are unable to timely cure, may cause adverse consequences. These may include delays, loss of revenues, significant remediation costs, market acceptance delays, data damage, loss, or unavailability, unintended disclosure or other processing of financial, health or other information relating to individuals, product recalls, loss of market share or increased service costs, any of which could have a material effect on our reputation, business, financial condition or results of our operations and those of our customers or our business partners.

Products in our Systems and Services segment, such as our iTero intraoral scanners, are subject to software and hardware risks that, if improperly managed, could have a material adverse impact on our business and financial results.

Our Systems and Services segment is subject to software and hardware risks related to the manufacturing, design, quality and safety of our complex, global installed base of iTero intraoral scanners, which are continually updated to add, expand or improve features with new hardware or software, to integrate new or existing software or other components manufactured by third parties, or to provide repair or replacement parts, any of which may contain errors or exhibit failures, especially when products are first introduced. We may be unable to ensure that third-party components or changes to them will be completely compatible with our scanners, which could cause our scanners to fail to perform as anticipated. Additionally, the third-party software integrated into or interoperable with our scanners routinely reach end of life, and as a consequence, certain applications and models may be exposed to additional vulnerabilities, including security risks, errors, and malfunctions that may be irreparable or difficult to repair. We may not timely and adequately remediate or implement corrective measures for such failures, including due to reliance on third-party providers or suppliers. Consequently, any remediation may be time-consuming or difficult to achieve, which may materially impact our customers and business partners, damage our reputation, and result in lost business and revenue opportunities, and could be materially costly. If our products experience component aging, errors, or performance problems, or do not otherwise satisfy our stringent quality processes and controls we may choose to or be compelled to recall certain products, which may include, product withdrawals from the market, labeling changes, design changes, customer notifications, and notifications to global regulatory bodies.

A significant portion of our clear aligner production is dependent on digital scans from our globally dispersed and decentralized installed base of iTero and third-party intraoral scanners, and if we or third parties discontinue commercial availability or support for older versions of these scanners, our clear aligner revenues could be adversely impacted. Failures of all or any portion of our or third-party software or other components or systems to interoperate with iTero or third-party scanners, termination of interoperability with third-party scanners, product or system vulnerabilities or defects, interference or disruptions for us, our customers, labs or other business partners in the use of our products or the transmission or processing of data needed for the use or ordering of our products, or system outages, regardless of cause, have harmed our operations previously and in the future could materially and adversely affect our ability to accept scans, manufacture clear aligners or restorative procedures or treatments and services, or otherwise service our customers. Any of these events could harm our sales, damage our reputation, adversely impact our strategic partners, or result in claims, demands, litigation, and liabilities, which could have a material effect on our reputation, business, financial condition or results of our operations and the operations of our customers or business partners.

We are highly dependent on third-party suppliers, some of whom are sole source suppliers, for certain key machines, components and materials, and our business, financial condition and results of operations could be materially adversely affected if supply is restricted or ends or the price materially increases.

We are highly dependent on our supply chain, particularly manufacturers of specialized and customized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our iTero scanners. We maintain single and sole supply relationships in limited locations for materials and manufacturing, which exposes us to multiple supply chain vulnerabilities. We are reliant upon manufacturers that we contract with for quality and stability and any failures on their part may have an impact on our ability to supply our products.

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

The loss of the services and knowledge of any key personnel, particularly executive management, research and development, or sales personnel, could harm our business and prospects and impede the achievement of our research and development, operational or strategic objectives. Competition for highly skilled personnel, particularly technical and digital talent, is intense, and traditional and emerging competitors have and are likely to continue to recruit our personnel as the dental industry undergoes rapid digital transformation on a global scale. Various internal and external factors can impact our ability to hire and retain talent, including our compensation and benefit arrangements, advancement or career opportunities at our organization, and our past and any future restructuring efforts, such as the restructuring plans we have implemented in each of the past three fiscal years, and most recently in the third quarter of 2025. Additionally, approximately 91% of our employees are located internationally, and restrictive immigration or travel policies or legal or regulatory developments relating to immigration in the United States and other countries may negatively affect our efforts to attract, motivate, train or retain qualified personnel.

Seamless leadership transitions for key positions are critical to sustaining our culture and organizational success. If our succession planning is ineffective, it could adversely impact our business. Organizational changes, such as our past and any future restructuring efforts, such as the restructuring plans we have implemented in each of the past three fiscal years, and most recently in the third quarter of 2025, may increase attrition and adversely impact our ability to successfully attract, motivate, and retain key personnel. In September, 2025, we required most of our employees to return to working five days per week in the office for most locations, which could impact our ability to attract and retain qualified personnel, particularly if companies that we compete with for talent have adopted work policies and arrangements that our employees may consider to be more appealing. We have experienced and may continue to experience difficulties attracting and retaining personnel that meet the qualifications, experience, compliance mindset and values we expect and share our core values of Agility, Customer and Accountability, which could impact our ability to achieve our strategic objectives and maintain compliance with obligations under our internal controls and other requirements. We provide significant training and experience to our personnel that, for certain roles, can make key personnel, such as our commercial and sales personnel, highly desirable to competitors and lead to increased attrition.

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

In addition, many countries prohibit certain types of marketing activities, such as direct to consumer advertising of medical devices. We have and may in the future be alleged to violate marketing restrictions and be ordered to stop certain marketing activities or prevented from selling our products and services. Moreover, competitors do not always follow these restrictions, which can create an unfair advantage and make it more difficult and costly to compete.

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

We currently are and may in the future be subject to antitrust, competition or unfair competition-related investigations, enforcement actions or claims by governmental agencies, competitors, consumers, customers and others which, even if unfounded, could cause us to incur substantial costs (including fines), enter into settlements or consent decrees, be subject to judgments, receive negative publicity, forego certain mergers, acquisitions, business combinations, investments or other transactions, divert management time and attention, or change our business in ways that could have a material adverse effect on our business practices, revenues and results of operations, such as limiting our ability to provide certain benefits to our customers and consumers, reducing the attractiveness of our products, services and the net revenue derived from them. Governments and regulators are actively developing new competition laws, regulations and actions aimed at the technology sector, AI and digital platforms, and global activities and expansion, including in large markets such as the United States, the EU, and China. For more information, see Note 8 “Legal Proceedings” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Antitrust considerations may also hinder our ability to settle such matters on favorable terms, as certain types of settlement agreements may be subject to heightened scrutiny by antitrust authorities. In the E.U., for instance, antitrust regulators closely monitor settlement agreements for compliance with competition laws, adding another layer of complexity and potential risk to these proceedings.

Failure to obtain or maintain approvals or comply with regulations and government actions regarding our products or services or those of our suppliers could materially harm our sales, result in substantial penalties and fines, interrupt our supply chain and cause harm to our reputation.

We and many of our healthcare provider customers, suppliers and commercial intermediaries are subject to extensive and evolving regulations and government actions under numerous federal, state, local, and foreign laws, including those regulating:

•the access, storage, transmission, disclosure, and other processing of, and security measures with respect to, personal, financial and medical information as well as healthcare records, including children’s personal and health data;
•websites and application advertising, including those involving the use of cookies or involving the collection, use, disclosure, or other processing of data relating to individuals for marketing purposes and other business purposes;
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

Furthermore, we frequently must obtain regulatory clearance or approval before we can sell a new medical device or market a new use of, or claim for, an existing product. For instance, in the United States, FDA regulations are wide-ranging and govern, among other things, product design, product materials, development, manufacturing and testing, product labeling and product storage. It takes significant time, effort, and expense to obtain and maintain clearances and approvals of products and services, and there is no guarantee we will timely succeed, if at all, in the countries in which we do business. In other countries, the requirements, time, effort and expense to obtain and maintain clearances may differ materially. Moreover, these laws may change, resulting in additional time, expense or loss of market access. If the requirements to market our products or services are delayed, we may be unable to offer them in markets we deem important. Additionally, failure to comply with applicable regulatory requirements could result in enforcement actions with sanctions, including fines, civil penalties and criminal prosecution. Delays or failures to obtain or maintain regulatory approvals or clearances, or to comply with regulatory requirements, may materially adversely affect our domestic or international operations, and adversely impact our business. We and certain of our third-party vendors must also comply with and adhere to facility registration and product listing requirements for Quality System regulations. The FDA enforces its Quality System regulations through periodic unannounced inspections. Failure to satisfactorily correct an adverse inspection finding or comply with applicable regulations can result in enforcement actions, or require us to find alternative manufacturers, which could be a long and costly process and may cause reputational harm. Enforcement actions by regulators could have a material effect on our business, financial condition and results of operations.

We are also subject to anti-corruption and anti-bribery (“ABAC”) laws such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act of 2010, which generally prohibit payments to foreign officials for the purpose of obtaining or maintaining business, securing an advantage and directing business to another. ABAC laws require us to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, we may be held liable for corruption by directors, officers, employees, agents, or other strategic or local partners, intermediaries or representatives acting on our behalf.

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

We are subject to various laws relating to privacy, data protection, data governance and cybersecurity, and face risks related to the data we collect, process, and share.

We are or may become, or alleged to be or become, subject to stringent federal, state, and foreign laws and regulations, such as HIPAA, which regulates the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, and the California Consumer Protection Act, as amended by the California Privacy Rights Act, which regulates privacy, data security, content regulation and consumer protection. Numerous other states have enacted, or plan to enact, laws relating to privacy, data protection, data governance and cybersecurity, with such enacted laws either in operation or slated to go into operation over the next several years. Outside of the United States, relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal information is governed in the EU by the EU GDPR, which imposes significant obligations upon companies and rights for individuals, with substantial penalties for noncompliance. Numerous other jurisdictions maintain similar legislation or other laws or regulations addressing privacy, data protection, data governance, or cybersecurity. Several jurisdictions, including the EU, United States, China, Australia, and Japan, have enacted data export restrictions and international transfer laws and regulations that established legal requirements for cross-border transfers of all or certain personal information and certain jurisdictions have also established legal requirements for data localization, which may require us to maintain separate servers located in those countries so that all or certain personal information are maintained locally.

These laws, regulations and other obligations relating to privacy, data protection, data governance and cybersecurity are constantly evolving and may be created, interpreted or enforced in ways that could impose new, substantially uncertain, and relatively burdensome obligations on our global operations, restrict our activities and our ability to provide our products and services in certain jurisdictions, require us to cease operations or modify our policies and business practices in a materially limiting manner, prevent us from resolving issues quickly or force us to resolve them in unanticipated ways, require us to engage in additional contractual negotiations, increase our costs and obligations and limit our ability to efficiently transfer personal data across borders, cause us to incur significant costs, expenses and damages, and present challenges in adapting our policies and practices to address their requirements. Any failure or perceived failure by us or our vendors, customers, or service providers to comply with applicable privacy and data protection laws or to adequately safeguard personal data or patient healthcare information, even if unfounded, may result in regulatory investigations, enforcement actions, litigation (including class actions), and financial penalties, any of which could materially affect our operations and financial performance. Additionally, concerns over our practices with respect to privacy, data protection, data governance, and cybersecurity could adversely affect our reputation and deter customers and consumers from using our products and services.

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

Our operations are subject to rapidly changing and varied expectations and requirements regarding Sustainability issues from a wide range of stakeholders, such as governmental and self-regulatory organizations, including U.S. federal and state governments, and the EU, as well as investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders and customers. We are also required to comply with disclosure obligations under the SEC’s long-standing climate change disclosure guidance and other SEC regulations, as well as the European Union’s Corporate Sustainability Reporting Directive (“CSRD”). If we fail to adopt Sustainability standards or practices as quickly as stakeholders desire, comply with or timely report on our Sustainability efforts or practices accurately, or satisfy the disclosure and other expectations of stakeholders, our brand, reputation, employee retention, business, financial performance, growth, and stock price may be adversely impacted.

Our compliance obligations span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, product packaging, product safety, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, disposal activities, workers’ and human rights. U.S. and foreign regulators have or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases from power generated by fossil fuels. Additionally, customers and consumers may demand our products, packaging and operations be more sustainable, which could affect how we manufacture and package our products, increase our costs and those of our suppliers, and result in manufacturing, transportation and supply chain disruptions if clean energy sources are unavailable in adequate amounts when required. Moreover, clean energy sources, coupled with reduced investments in traditional energy production and infrastructure, may not provide the predictable and reliable energy we, our suppliers and other business partners require.

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

AI and machine learning technologies in our products, services and IT systems may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business.

We have and are continuing to incorporate AI and machine learning technologies into certain of our products, services and IT systems, while continuing to explore the opportunities that AI could bring to our company. However, there can be no assurance that we or our customers will realize the expected benefits from these investments. AI innovation presents risks and challenges that could impact our business. Our or our vendors’ AI technologies may be developed using inaccurate, incomplete, flawed or biased algorithms, training methodologies or data, which could lead to the dissemination of false information and result in competitive harm, regulatory penalties, legal liability, or brand or reputational harm.

AI is subject to a dynamic and rapidly evolving legal and regulatory environment, which, without appropriate review, governance and risk management, could expose us to unforeseen legal or regulatory scrutiny and liabilities. For example, the U.S. AI regulatory framework remains in development and has been introduced at the federal level through executive orders and legislation has been introduced and enacted at the state level. In Europe, the EU AI Act entered into force on August 1, 2024 which will become fully effective on August 2, 2026, with some provisions effective in February 2025. Other jurisdictions are considering similar legislation. Although we do not engage in developing or providing AI systems for which their placement on the market, putting into service, or use would qualify as “prohibited AI practices,” restrictions and obligations under this regulation, to the extent applicable to us, could have a negative impact on our business, global systems, financial condition and results of operations. Additionally, other jurisdictions have proposed, and in certain cases enacted, laws and regulations addressing aspects of the use and development of AI. The evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions; onerous compliance, governance, and research and development obligations that may require us to rework or reevaluate products or services to be compliant or result in the development of products that are unacceptable under new or revised regulatory frameworks; increased risk of exposure to investigations, proceedings and claims related to our AI models; increased liability related to the use of AI by our customers, consumers or suppliers beyond our control; delays in the deployment of new products and services; competitive and reputational harm; and increased cybersecurity risks.

Additionally, as we offer more third-party AI models in our solutions, we face risks inherent in how third-party AI models used in our solutions have been developed and deployed, including situations in which the third party may lack a proper license or consent for the training data used for their model. The use and availability of third-party AI models in our solutions could result in scrutiny and legal liability, including intellectual property infringement claims. Such claims or scrutiny could cause reputational harm and loss of customers, and adversely impact our business and financial results. In addition, new competition regulations on AI development and deployment could impose new requirements on our markets that could impact our business and financial results.

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

We rely on our portfolio of issued and pending patent applications in the United States and other countries to protect a large part of our IP and competitive position; however, these patents may not prevent third parties from producing competing products similar in design to ours if they are invalidated, held unenforceable, circumvented or otherwise limited in scope. Furthermore, our foreign patent protections may be more limited in scope than those under U.S. patent and IP laws.

Additionally, any of our patent applications may not result in an issued patent or the scope of the patent ultimately issued may be narrower than initially sought. We may not be afforded the protection of a patent if our currently pending or future patent filings do not result in the issuance of patents or if we fail to timely apply for patent protection. We may not apply for a patent if our personnel fail to timely disclose or recognize new patentable ideas or innovations. We may choose not to file a foreign patent application if the limited protections provided by a foreign patent do not outweigh the costs to obtain it. Further, third parties may file patents or develop IP strategies that prevent or limit the effectiveness of our patents.

We also protect our IP through copyrights, trademarks, trade secrets and confidentiality obligations. We generally enter into confidentiality agreements with our employees, consultants and collaborative partners upon commencement of a relationship with us. However, despite the existence of these protections, our proprietary information has been misappropriated in the past and could be misappropriated again in the future. If these agreements do not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, adequate remedies may not exist to prevent unauthorized uses or disclosures. Furthermore, if these agreements are breached through the unauthorized use or disclosure of our trade secrets or other confidential information, available remedies may be insufficient to adequately compensate for damages caused by the unauthorized use or disclosure, even with successful enforcement of a breach of contract or trade secret claim.

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

Our inability to maintain the proprietary nature of our technology through patents, copyrights, or trade secrets could impair our competitive advantages and could have a material effect on our operating results, financial condition, and future growth prospects. In particular, failure in protecting and enforcing our IP rights might allow competitors to copy our technology or create counterfeit or pirated versions of our products, which could adversely affect our reputation, pricing, and market share.

Litigation regarding our IP rights, rights claimed by third parties or IP litigation by any vendors on whose products or services we rely for our products and services may impact our ability to grow our business and adversely impact our reputation and results of operations.

Extensive litigation over IP rights is common in technologies and industries on which our products and services are based. Litigation, interferences, oppositions, reexaminations, inter partes reviews, post-grant reviews or other proceedings have been necessary and will likely be needed in the future to determine the validity and scope of certain of our IP rights and those claimed by third parties. These proceedings are used to determine the validity, scope or non-infringement of certain IP rights pertinent to the manufacture, use or sale of our products and the products of competitors. We have been, and may in the future be, sued and need to defend against lawsuits alleging infringement of third parties’ IP rights or other legal claims challenging our IP rights. In addition, we periodically receive letters from third parties drawing our attention to their IP rights and there may be other third-party IP rights of which we are presently unaware. As dentistry continues to become more digital, competitors may make defense of our IP more challenging. Asserting or defending these proceedings can be unpredictable (e.g., due to differences in forums, judges, and jurisdictions; case law that continues to evolve with time; changes in administrative policies, etc.), protracted, time-consuming, expensive, and distracting to management and technical personnel. Their outcomes may adversely affect our ability to manufacture and market our products and services, require us to seek licenses for infringing products or technologies, or result in the assessment of significant monetary damages. Unfavorable rulings could also include monetary damages, injunctions prohibiting us from selling our products, or exclusion orders preventing us from importing our products in one or more countries. Moreover, independent actions by competitors, customers, or others have alleged that our efforts to enforce our IP rights constitute unfair competition or violations of antitrust laws. Investigations and additional litigation based on the same or similar claims may be brought in the future. The potential effects on our business operations resulting from litigation, whether or not ultimately determined in our favor or settled by us, are costly and could materially affect our reputation, business, financial condition and results of operations.

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

Our future effective tax rate may be impacted by various internal and external factors, such as changes in the global economic environment, our legal entity structure or activities performed within our entities, our business operations, tax laws, regulations and/or rates, changes to existing accounting pronouncements, changes in interpretations of existing tax laws or regulations, the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, overall levels of pretax earnings, settlements of income tax audits, non-deductible goodwill impairments, and changes in the valuation allowance offsetting deferred tax assets. Furthermore, we may continue to experience variation in our effective tax rate related to excess tax benefits or tax expense on stock-based compensation, particularly in the first quarter of each year when the majority of our equity awards vest.

New tax laws and practices, changes to existing tax laws and practices, or disputes regarding the positions we take regarding tax laws, could negatively affect our provision for income taxes as well as our ongoing operations.

Compliance with tax laws requires significant judgment concerning our worldwide provision for income taxes. Changes in tax laws, such as the Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) established by Organization for Economic Cooperation and Development (“OECD”), the OECD/G20 Framework’s Pillar Two 15% global minimum tax, and the One Big Beautiful Bill Act, or changes to how those laws are applied to our business could affect the amount of tax which we are subject to and the manner in which we operate. We continue to monitor the enactment of legislation to evaluate the impact of changing global tax laws, which could adversely affect our provision for income taxes or operations.
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

Risks Related to Ownership of our Common Stock

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
•negative publicity or unfavorable consumer perceptions, whether accurate or inaccurate, concerning our products or the company;
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

In addition, the stock market in general, and the market for technology and medical device companies, in particular, often experience extreme price and volume fluctuations unrelated or disproportionate to corporate operating performance. Volatility in our stock price has increased, and may continue to increase, our susceptibility to securities class action litigation, which could result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

We may not continue repurchasing our common stock and any repurchases may not achieve our desired objectives.

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

Our information security program’s ultimate goal is preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience to minimize the business impact should an incident occur. In the event of an identified cybersecurity incident, we have developed a cybersecurity incident response process, which outlines steps to be followed from incident detection, analysis, containment, eradication, recovery and notification, including notifying functional areas (e.g. information technology, legal, finance, operations, privacy), as well as senior leadership and the Audit Committee, as appropriate. In certain instances, incidents are escalated to certain members of our legal team who are responsible for, among other things, the accurate and timely disclosure of material cybersecurity incidents as required under federal securities laws, including making the materiality determination and approving related securities disclosures.

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

Role of the Board of Directors and the Audit Committee

Our Audit Committee has responsibility for overseeing and reviewing our cybersecurity, data privacy, and other information technology risks, controls and procedures, including our plans to mitigate cybersecurity risks and to respond to data breaches. Our Audit Committee also reviews with management any specific cybersecurity issues that could affect the adequacy of our internal controls and disclosure procedures and any public disclosures about our cybersecurity controls and procedures, the Board of Directors’ cybersecurity expertise, and its oversight of cybersecurity risk. The Audit Committee periodically reports on its review of cybersecurity risks and our cybersecurity program to our Board of Directors. In 2025, our CISO or his team met with the Audit Committee two times to discuss cybersecurity risks and threats.

Item 2.Properties.

We occupy several leased and owned facilities. As of December 31, 2025, the significant facilities occupied were as follows:

Location	Lease/Own	Primary Use
Tempe, Arizona, U.S.A.	Lease	Office for corporate headquarters
San Jose, California, U.S.A.	Own	Office for research & development and administrative personnel
Raleigh, North Carolina, U.S.A.	Own	Office for Americas regional headquarters
Belen, Heredia, Costa Rica	Own	Office for administrative personnel, treatment personnel, and customer care
La Lima, Cartago, Costa Rica	Own	Office for administrative personnel, treatment personnel, and customer care
Wroclaw, Poland	Lease and Own	Manufacturing and office for treatment and administrative personnel
Petah Tikva, Israel	Lease and Own	Manufacturing and office for research & development and administrative personnel
Rotkreuz, Switzerland	Lease	Office for EMEA regional headquarters
Juarez, Mexico	Own	Manufacturing and office for administrative personnel
Guoco Midtown, Singapore	Lease	Office for APAC regional headquarters
Ziyang, China	Own	Manufacturing and office for administrative personnel

We believe our existing facilities are in good operating condition and are suitable for the conduct of our business. The facilities noted above are used mostly by all our reportable segments.

Item 3.Legal Proceedings.

The information set forth in Note 8 “Legal Proceedings” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ALGN.” As of February 20, 2026, there were approximately 50 holders of record of our common stock. Because the majority of our shares of outstanding common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings for use in the operations and expansion of our business. In additional, we may use a portion of our retained earnings to repurchase shares of our common stock, if appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part III, Item 12 of this Annual Report on Form 10-K under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The graph below compares the 5-year cumulative total stockholder return on Align common stock with the cumulative total returns of the NASDAQ Composite Index, the S&P 500 Index and the S&P 1500 Composite Health Care Equipment & Supplies Industry Index. The graph tracks the performance of a $100 investment in Align common stock and each index (assuming reinvestment of all dividends) from December 31, 2020 to December 31, 2025. Past stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Align Technology, Inc., the NASDAQ Composite Index,
the S&P 500 Index and the S&P Composite 1500 Health Care Equipment & Supplies Index

$250
$200
$150
$100
$50
$0
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
6/30/25
12/31/25
Align Technology, Inc.
NASDAQ Composite
S&P 500
S&P Composite 1500 Health Care Equipment & Supplies

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2025 through October 31, 2025	319,732	$131.99	319,732	$886,241,000
November 1, 2025 through November 30, 2025	105,371	$139.31	105,371	$871,563,000
December 1, 2025 through December 31, 2025	255,577	$157.95	255,577	$831,195,000
Total	680,680		680,680

1 April 2025 Repurchase Program. In April 2025, our Board of Directors authorized a plan to repurchase up to $1,000,000,000 of our common stock (“April 2025 Repurchase Program”). See Note 11 “Common Stock Repurchase Programs” of the Notes to Consolidated Financial Statements for details on the April 2025 Repurchase Program.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented under Results of Operations of this Annual Report on Form 10-K. Discussions regarding our financial condition and results of operations for fiscal 2024 compared to 2023 have been omitted from this Annual Report on Form 10-K, but can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, which is available without charge on the SEC’s website at www.sec.gov and on our investor relations website at investor.aligntech.com.

Executive Overview of Results

Our Strategic Growth Drivers

We strive to help our doctor customers move their practices forward by connecting them with new patients, providing digital solutions to help increase practice efficiency and helping them deliver the best possible treatment outcomes and experiences to millions of people around the world. We strive to achieve this through our continued focus on, and execution of, our strategic growth drivers:

International Expansion: Continually increasing the presence of our operations and commercial organization globally, expanding our products and service offerings and training and educating more doctors in more markets.

General Practitioner dentists (“GP”) treatment: Making teeth straightening more relevant for GPs by enabling them to effectively scan, identify, treat, and monitor malocclusion.

Patient Demand: Making the Invisalign® system the most recognized brand name in orthodontics by creating awareness and preference among consumers and motivating potential patients to start treatment.

Orthodontist Utilization: Continually innovating in digital orthodontics to increase product applicability and predictability to address a range of malocclusion, especially for teens and growing patients, enabling doctors to confidently diagnose and treat more patients.

Our growth strategy depends on our ability to facilitate the digital transformation of dentistry, our continuous focus on innovation, and expansion to meet and exceed evolving customer expectations as the array of products and services available to them increases.

We strive to deliver on each of our strategic growth drivers through a variety of interrelated enterprise-wide efforts including:

•Continuing penetration and adoption of Invisalign® clear aligners, iTero Element™ and Lumina™ intraoral scanners and exocad™ CAD/CAM solutions in international markets by investing in manufacturing operations, research and development, clinical treatment planning, sales and marketing and building our quality and regulatory capabilities in existing and emerging markets globally. Our fabrication facilities in our three key regions and treatment planning operations in targeted regional geographies brings our operations closer to our customers and enables us to serve them more quickly and respond to their needs more effectively. We have also diversified our research and development activities, which has created a longer term, more stable environment for consistent hiring, retention and innovation in a variety of high technology locations.

•Targeting growth opportunities with international orthodontists and GP customers, particularly with adopters of digital dentistry platforms by tailoring our sales and marketing strategies, manufacturing operations and resources around the unique needs of each customer channel. As we continue growing, we intend to opportunistically expand our research, development, manufacturing, treatment planning, and sales and marketing operations to meet local and regional demand thoughtfully and deliberately. Over the longer-term, we expect international revenues to grow faster than Americas’ revenues as a result of growing international demand, our continued investment in international market expansion, the size of the market opportunities and our relatively low market penetration in these regions.

•Building confidence within the GP and orthodontic communities through training and education efforts to increase their adoption and utilization of digital dental practice transformation and clear aligner treatment. We continue to expand our clear aligner customer base by educating new doctors on the benefits of digital dentistry through the Invisalign System. We furthermore demonstrate to GPs and orthodontists how the iTero portfolio of intraoral scanners, products like Invisalign Go™ treatment, and exocad™ CAD/CAM restorative services and workflows can increase revenues and profitability for their dental practices by enhancing patient experiences and creating operational practice efficiencies. DSOs represent a large and growing opportunity to help drive adoption of digital technology across the dental industry. We have well established relationships with many DSOs globally that recognize the benefits of digital workflows enabled by our portfolio of products and services that make up the AlignTM Digital Platform, including increased practice efficiency and profitability, as well as delivering a better patient experience from shorter cycle times to customer proximity. We have and may continue to financially invest in or explore collaborations with key ecosystem partners, including DSOs, whose missions and visions align with our vision, strategy, business model and goals.

•Investing in research and development that allows us to innovate, develop and bring to market products and solutions that deliver the ever-increasing clinical precision and predictability that doctors expect with the speed and convenience their patients require. For instance, in 2025, we announced several new enhancements to the AlignTM Digital Platform, including (i) restorative capabilities to our iTero Lumina™ intraoral scanner (without iTero NIRI technology) and the new iTero Lumina™ Pro dental imaging system (with iTero NIRI technology), and (ii) iTero Digital Solutions, a comprehensive ecosystem that includes intraoral scanners and integrated software tools, including enhancements to the Align™ Oral Health Suite, Invisalign® Outcome Simulator Pro with ClinCheck® Smile Video, and the iTero™ Design Suite. Additionally, we continue to invest in AI infrastructure, specialized talent, and strategic partnerships to further enhance the capabilities of the Align™ Digital Platform and differentiate our product portfolio from traditional and emerging competitors. We believe our commitment to AI can unlock new and adjacent market opportunities, and sharpen our operational focus and capital efficiency by driving automation, scalability, and productivity across our operations, while enabling doctors and their patients to benefit from more efficient and predictable treatment experiences. We maintain governance frameworks, internal controls, and oversight mechanisms designed to promote responsible AI development and deployment, mitigate associated risks, and ensure alignment with applicable laws.

•Creating demand and enabling patient conversion with targeted investments in advertising and public relations through television, film, print, social media and alliances with professional sports teams, athletes, social media influencers and other strategic partners, to encourage treatment by Invisalign trained doctors. We believe that well-designed, targeted sales and marketing promotions that build on our strong brand awareness allow us to differentiate our products and solutions from traditional and emerging competitors. To increase awareness and educate young adults, parents and teens about the benefits of Invisalign treatment, in 2025, we continued to invest in and create campaigns across markets in media platforms such as TikTok, Instagram, YouTube, SnapChat, WeChat, and Douyin. We expect to make further investments to stimulate additional demand for Invisalign System treatment and drive more consumers to dental professionals for those treatments.

•Pursuing new product lines that complement our doctor-prescribed principal products currently available in certain e-commerce and retail channels in the United States. Similarly, in 2025, we continued our focus on our doctor subscription plan and grew our underpenetrated share of the retainer business through strategic marketing campaigns focused on driving adoption and increasing market share.

•Increasing global orthodontic utilization rates as doctors’ clinical confidence in the efficacy and predictability of the Invisalign System increases with advancements in products and technology and as patients and doctors demand treatments that emphasize convenience and safety through fewer visits and less invasive and quicker treatments. In addition, the teenage and younger market makes up approximately 70% of the estimated 22 million total annual global orthodontic case starts. We offer early interceptive treatment to this patient population with products designed to acclimate them to wearing removable devices. Included in these treatments are the Invisalign First Phase 1 Package, designed specifically for younger patients generally between the ages of six and ten. Also included are Invisalign Palatal Expanders, a series of removable devices that treat the most common skeletal and dental malocclusions in growing children, and the Invisalign System with mandibular advancement featuring occlusal blocks, which addresses Class II skeletal and dental correction for growing patients in the late mixed or early permanent dentition stages (ages 10-16). We furthermore continue to emphasize the benefits of the Invisalign System for teenage and younger patient treatments through education, training and sales and marketing programs. In 2025, a record number of teens and kids started treatment with Invisalign clear aligners. We expect utilization rates to continue to rise. However, our utilization rates will fluctuate from period to period due to a variety of factors, which may include seasonal trends in our business, consumer demand due to macroeconomic factors, and adoption rates for new products and features.

Trends and Uncertainties

Below is a discussion of the significant trends and uncertainties that could impact our operations:

Macroeconomic Challenges, Trade Impediments and Geopolitical Tensions

Our revenues may fluctuate as a result of events and circumstances impacting customer confidence, consumer sentiment, discretionary spending and ultimately demand for dental services and our products. These events and circumstances include, but are not limited to, macroeconomic conditions, fluctuations in foreign currency exchange rates, tariffs or proposed tariffs, customs duties or fees, and any retaliatory tariffs or protectionist trade measures taken in response to such tariffs or as a result of trade and international disputes, inflation, elevated interest rates, actual or potential slowdowns or recessions, wages, employment levels and health insurance coverage, debt obligations, discretionary income, supply chain challenges, market volatility, and other factors. For more information on events and circumstances that could impact our revenues, refer to Part II, Item 1A “Risk Factors—Macroeconomic and External Risks.”

Many of these factors may contribute to, among other things, higher raw material prices, increased transportation and labor costs, and interruptions in supply and distribution operations, each of which can also impact the availability of certain raw materials, parts and components used in our products as well as our costs and those of our suppliers. For example, we believe that in the beginning of the second quarter of 2025, sales of our products were adversely impacted compared to the same period in prior years by certain macroeconomic conditions, including global tariff volatility, inflation, and higher interest rates, which we believe may continue to impede dental patient demand. For example, patient traffic growth has been uneven for many doctors, with orthodontic starts down for four consecutive years. We believe uncertainty not only impacts consumer purchasing decisions but also the decisions and recommendations that doctors make, especially doctors who offer both clear aligners and wires and brackets in their practices and have the additional time to treat patients with wires and brackets when orthodontic starts are slowing or diminishing. We believe this has resulted in an increase in orthodontic starts using wires and brackets in lieu of clear aligners that was more pronounced in the second quarter of 2025. However, we believe these trends are continuing and will impede future sales for so long as consumer economic uncertainty persists, particularly to the extent it impairs discretionary spending. We also anticipate the geopolitical conflicts involving Ukraine, the Middle East, China and other regions will continue to add to market uncertainties and dampen consumer sentiment and demand.

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

Additionally, a material amount of our revenues are derived internationally and many of our international operations are denominated in currencies other than the U.S. dollar. In 2025, the U.S. dollar remained weakened against major currencies, which positively impacted our financial condition and results of operations for the year. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S. dollar against other currencies remains uncertain and unpredictable.

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

2025 Restructuring

Beginning in the third quarter of 2025 and continuing into the fourth quarter, we initiated a series of restructuring actions to streamline our operations, realign parts of our organization, and optimize our global manufacturing footprint in response to the current macro environment. These actions included realigning certain business groups and reducing our global workforce, disposing of certain manufacturing assets prior to the end of their useful lives, and committing to the sale of a manufacturing facility and related assets.

As part of these restructuring efforts, we incurred $41 million of expenses through December 31, 2025, primarily related to involuntary termination benefits, including employee severance and other post‑employment costs. We also recorded $76.9 million of accelerated depreciation associated with certain manufacturing assets we planned to dispose of other than by sale.

In addition, we undertook actions to optimize our manufacturing footprint, including the planned sale of our manufacturing facility in Juarez, Mexico, consisting of land, building, and building improvements (the “disposal group”). During the third quarter of 2025, we determined that the disposal group met the criteria for classification as held for sale under ASC 360‑10. Accordingly, the disposal group was measured at its fair value less estimated costs to sell, resulting in an impairment charge of $23.1 million. As of December 31, 2025, we had $28.0 million of assets classified as held for sale.

We may incur additional costs not currently contemplated due to events related to or resulting from these restructuring actions. Refer to Note 1 “Summary of Significant Accounting Policies,” Note 17 “Restructuring and Other Charges,” and Note 18 “Assets Held for Sale,” in the Notes to Consolidated Financial Statements for further discussion.

Changing Product Preferences

As the markets for clear aligners and digital processes and workflows used to transform the practice of dentistry continue to mature, we anticipate customer and patient expectations and demands will continue to evolve. We expect to meet customer demands with innovative treatment options that include more choices to address a wider scope of treatment goals and budgets based on our existing and new products. This may result in larger and unpredictable variations in geographic and product mix and selling prices, which could result in uncertain impacts on our financial statements and business operations. For example, we have and may continue to experience a shift from certain products with higher ASPs to those with lower ASPs.

We strive to manage the challenges presented by the foregoing trends and uncertainties, including the macroeconomic conditions, tariffs and retaliatory measures, military conflicts and the evolution of our target markets, by focusing on improving our operations, further increasing flexibility and efficiencies in our processes, adjusting our business models to changing circumstances and offering products that meet market demand. Specifically, we are managing financial impacts by implementing strategic product innovations, introductions and pricing actions, implementing cost saving measures and evaluating hiring needs.

Further discussion of the impact of these challenges on our business may be found in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

Key Financial and Operating Metrics

We measure our performance against the foregoing strategic priorities by the achievement of key financial and operating metrics. For the year ended December 31, 2025, our business operations reflect the following:

◦Revenues of $4,035.0 million, an increase of 0.9% year-over-year;
◦Clear Aligner revenues of $3,245.4 million, an increase of 0.5% year-over-year;
◦Clear Aligner case volume increase of 4.7% year-over-year and Clear Aligner volume increase for teens and growing patients from 868.1 thousand shipments to 935.8 thousand or 7.8% year-over-year;
◦Imaging Systems and computer-aided design and computer-aided manufacturing (“CAD/CAM”) services revenues of $789.6 million, an increase of 2.7% year-over-year;
◦Income from operations of $545.8 million and operating margin of 13.5%;
◦Effective tax rate of 29.9%;
◦Net income of $410.4 million with diluted net income per share of $5.65;
◦Cash and cash equivalents of $1,094.9 million as of December 31, 2025;
◦Cash provided by operating activities of $593.2 million;
◦Capital expenditures of $102.4 million, primarily related to investments in our manufacturing capacity and facilities; and
◦Number of employees was 20,290 as of December 31, 2025, a decrease of 3.1% year-over-year.

Other Statistical Data and Trends

•As of December 31, 2025, over 22 million people worldwide have been treated with our Invisalign system.

•For the year ended 2025, the total number of Invisalign-trained doctors cases were shipped to (doctor submitters) was 130.0 thousand compared to 130.4 thousand in 2024, a 0.3% decrease. GP and orthodontist doctor submitters decreased by approximately 2% and increased by approximately 2%, respectively, in 2025 compared to 2024.

•The total utilization rate in 2025 was 20.1 cases per doctor compared to 19.1 in both 2024 and 2023. Our utilization rates have been impacted by the macroeconomic conditions and other factors as described in the “Trends and Uncertainties” section above. In general, we expect utilization rates to rise over time although they are likely to fluctuate from period to period.

•Clear aligner revenue per case shipment (clear aligner revenues divided by case shipments) decreased by 3.9% from $1,295 in 2024 to $1,245 in 2025.

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

•Our Systems and Services segment consists of sales related to our iTero intraoral scanning systems, which includes a single hardware platform and restorative or orthodontic software options, scanner wand upgrades and non-system revenues from leases of scanner systems, sales of pre-owned scanner systems, subscription software, disposables, pay per scan services, as well as exocad’s CAD/CAM software solutions that integrate workflows to dental labs and dental practices.

Net revenues for our Clear Aligner and Systems and Services segments for the years ended December 31, 2025, 2024 and 2023 are as follows (in millions)1:

	Year Ended December 31,				Year Ended December 31,
Net Revenues	2025	2024	Change		2024	2023	Change
Clear Aligner net revenues	$3,245.4	$3,230.1	$15.3	0.5%	$3,230.1	$3,199.3	$30.8	1.0%
Systems and Services net revenues	789.6	768.9	20.7	2.7%	768.9	662.9	106.0	16.0%
Total net revenues	$4,035.0	$3,999.0	$36.0	0.9%	$3,999.0	$3,862.3	$136.8	3.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.
1 Beginning with our quarterly report on Form 10-Q for the quarter ended March 31, 2025, we are no longer disclosing Clear Aligner net revenues for Americas, International and Non-case. Rather our disclosure will align with our Clear Aligner reportable segment in total.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change		2024	2023	Change
Total case volume	2,611.3	2,493.7	117.5	4.7%	2,493.7	2,408.5	85.2	3.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Total net revenues increased by $36 million in 2025 as compared to the same period in 2024, primarily due to an increase in Clear Aligner volume, partially offset by a decrease in ASP and an increase in Systems and Services net revenues driven by strong scanner wand sales.

Clear Aligner

Clear Aligner net revenues increased by $15 million in 2025 as compared to the same period in 2024, primarily due to higher Clear Aligner volume, resulting in an increase of net revenues of $138 million. Clear Aligner net revenues were further positively impacted by $4 million due to favorable foreign exchange rates. These increases were partially offset by a decrease in ASP, driven by product mix shift to lower priced products and higher discounts, resulting in a decrease of net revenue of $127 million.

Systems and Services

Systems and Services net revenues increased by $21 million in 2025 as compared to the same period in 2024 primarily due to an increase of $26 million in sales of scanner wands, driven by strong volume partially offset by lower scanner wand ASP, a $19 million increase from non-system sales and a $1 million positive impact from favorable foreign exchange rates. These increases were partially offset by lower scanner system sales of $25 million, driven by lower system volume and ASP.

Cost of net revenues and gross profit (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Clear Aligner
Cost of net revenues	$1,058.9	$952.1	$106.8	$952.1	$911.3	$40.8
% of net segment revenues	32.6%	29.5%		29.5%	28.5%
Gross profit	$2,186.5	$2,278.0	$(91.5)	$2,278.0	$2,288.0	$(10.1)
Gross margin %	67.4%	70.5%		70.5%	71.5%
Systems and Services
Cost of net revenues	$265.1	$247.7	$17.3	$247.7	$244.1	$3.6
% of net segment revenues	33.6%	32.2%		32.2%	36.8%
Gross profit	$524.5	$521.2	$3.3	$521.2	$418.8	$102.3
Gross margin %	66.4%	67.8%		67.8%	63.2%
Total cost of net revenues	$1,324.0	$1,199.9	$124.1	$1,199.9	$1,155.4	$44.5
% of net revenues	32.8%	30.0%		30.0%	29.9%
Gross profit	$2,711.0	$2,799.2	$(88.1)	$2,799.2	$2,706.9	$92.3
Gross margin %	67.2%	70.0%		70.0%	70.1%
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

For the year ended 2025, our gross margin decreased as compared to the same period in 2024 primarily due to an increase in Clear Aligner Cost of net revenues driven by restructuring charges, impairment losses on Assets held for sale and depreciation on assets disposed of other than by sale. Our gross margin was further impacted negatively by an impairment loss on inventory recorded in our Systems and Services segment. We also experienced a decline in ASPs in both reportable segments. These decreases were partially offset by lower Cost of net revenues, excluding the items noted previously, from operational efficiencies.

Clear Aligner

The gross margin percentage decreased in 2025 as compared to the same period in 2024 primarily due to accelerated depreciation on assets disposed of other than by sale of $77 million and lower ASPs. These decreases were partially offset by operational efficiencies.

Systems and Services

The gross margin percentage decreased in 2025 as compared to the same period in 2024 primarily due to lower ASPs and an impairment loss on inventory of $15 million. These decreases were partially offset by lower Cost of net revenues, excluding the impairment loss, from operational efficiencies.

Selling, general and administrative (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Selling, general and administrative	$1,755.8	$1,763.2	$(7.4)	$1,763.2	$1,703.4	$59.8
% of net revenues	43.5%	44.1%		44.1%	44.1%
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

Selling, general and administrative expense decreased in 2025 compared to the same period in 2024 primarily due to lower employee costs, including salaries, fringe benefits, and bonus, and lower marketing and outside services expense. The decrease was partially offset by higher clinical education expense.

Research and development (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Research and development	$369.9	$364.2	$5.7	$364.2	$346.8	$17.4
% of net revenues	9.2%	9.1%		9.1%	9.0%
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

Research and development expense increased in 2025 compared to the same period in 2024 primarily due to higher employee costs, including salaries, fringe benefits, stock-based compensation, offset by lower capitalized labor costs related to internal use software and lower bonus cost.

Restructuring and other charges (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Restructuring and other charges	$35.4	$33.2	$2.2	$33.2	$13.3	$19.9
% of net revenues	0.9%	0.8%		0.8%	0.3%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Restructuring and other charges increased in 2025 compared to the same period in 2024 due to higher severance and other one-time post-employment benefits, driven by a more significant restructuring plan initiated in 2025. Refer to Note 17 “Restructuring and Other Charges” of the Notes to Consolidated Financial Statements for more information.

Legal settlement loss (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Legal settlement loss	$4.2	$31.0	$(26.8)	$31.0	$—	$31.0
% of net revenues	0.1%	0.8%		0.8%	—%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Legal settlement losses were incurred in 2025 and 2024 due to litigation and other settlements. For the year ended 2025, we recorded losses of $4 million due to such legal settlements. Refer to Note 8 “Legal Proceedings” of the Notes to Consolidated Financial Statements for more information.

Income from operations (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Clear Aligner
Income from operations	$1,034.8	$1,142.2	$(107.4)	$1,142.2	$1,182.3	$(40.1)
Operating margin %	31.9%	35.4%		35.4%	37.0%
Systems and Services
Income from operations	$306.1	$269.2	$36.9	$269.2	$191.4	$77.9
Operating margin %	38.8%	35.0%		35.0%	28.9%
Total Income from operations [1]	$545.8	$607.6	$(61.9)	$607.6	$643.3	$(35.7)
Operating margin %	13.5%	15.2%		15.2%	16.7%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

1    Refer to Note 16 “Segments and Geographical Information” of the Notes to Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to consolidated Income from operations.

Total operating margin percentage decreased in 2025 compared to the same period in 2024 primarily due to lower gross margin and higher restructuring and other charges, offset by lower legal settlement loss. Refer to Note 8 “Legal Proceedings” of the Notes to Consolidated Financial Statements for more information.

Clear Aligner

Operating margin percentage decreased in 2025 compared to the same period in 2024 primarily due to a decrease in gross margin and an increase in marketing and media expense and credit card transaction fees.

Systems and Services

Operating margin percentage increased in 2025 compared to the same period in 2024 primarily due to higher operating income driven by higher revenue and lower operating expenses related to a decrease in employee costs.

Interest income (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Interest income	$16.0	$20.2	$(4.2)	$20.2	$17.3	$3.0
% of net revenues	0.4%	0.5%		0.5%	0.4%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

Interest income decreased in 2025 compared to the same period in 2024 primarily due to lower interest rates earned on cash and cash equivalent balances.

Other income (expense), net (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Other income (expense), net	$23.5	$(18.9)	$42.4	$(18.9)	$(19.4)	$0.5
% of net revenues	0.6%	(0.5)%		(0.5)%	(0.5)%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

Other income (expense), net increased in 2025 compared to the same period in 2024 primarily due to gains recorded on our equity investments and changes in foreign exchange rates.

Provision for income taxes (in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Provision for (benefit from) income taxes	$174.9	$187.6	$(12.7)	$187.6	$196.2	$(8.6)
Effective tax rates	29.9%	30.8%		30.8%	30.6%
Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

The decrease in our effective tax rate for the year ended December 31, 2025 compared to the same period in 2024 is primarily attributable to a decrease in U.S. taxes on foreign earnings, release of unrecognized tax benefits due to statute of limitation lapse, partially offset by the remeasurement of the deferred tax asset due to tax rate change and change in our jurisdictional mix of income.

Liquidity and Capital Resources

Liquidity and Trends

As of December 31, 2025 and 2024, we had the following cash and cash equivalents (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$1,094,908	$1,043,887

Our principal source of liquidity is cash provided by our operations. As of December 31, 2025 and 2024, we had cash and cash equivalents of $1,095 million and $1,044 million, respectively, of which approximately $929 million and $855 million, respectively, were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient operating cash flow from our domestic operations and have access to $300 million under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

Our material cash requirements as of December 31, 2025 and material trends and uncertainties for the fiscal year 2026 are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. Our purchase commitments totaled $1,020 million. We anticipate a majority, an estimated $935 million, will be payable within the next 12 months. These purchase commitments exclude capital expenditures.

•We expect our investments in capital expenditures to be between $125 million and $150 million for the next 12 months. Capital expenditures primarily relate to technology upgrades, additional manufacturing capacity as well as ongoing maintenance.

•We committed to a plan to dispose of, other than by sale, specifically identified manufacturing assets prior to the end of their estimated useful lives during the third quarter of 2025. We have materially completed the disposition of these assets as of December 31, 2025. Accordingly, we have revised the estimated useful lives of these assets to reflect our use through the disposal date. For the year ended December 31, 2025, we recorded $77 million of accelerated depreciation expense related to these assets. The increase in depreciation expense negatively impacted Net income, net of tax, by $54 million or $0.74 per basic and diluted share.

•We have future operating lease payments of $184 million, which includes $58 million for leases that have not yet commenced as of December 31, 2025. Refer to Note 4 “Leases” of the Notes to Consolidated Financial Statements for details on the lease payments.

•We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including our share price and current liquidity requirements. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, taking into account prevailing market conditions. In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock, (the “April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years. We repurchased $466 million during the year ended 2025, under both the April 2025 Repurchase Program and the January 2023 Repurchase Program (“January 2023 Repurchase Program”). The January 2023 Repurchase Program was completed in its entirely in the second quarter of 2025. We had approximately $831 million available as of year end, of which approximately $31 million was repurchased in January 2026, leaving $800 million available for future repurchase under the April 2025 Repurchase Program. Refer to Note 11 “Common Stock Repurchase Program” of the Notes to Consolidated Financial Statements for details on our stock repurchase programs.

•In 2025, we settled certain legal matters and issued a payment for the full settlement amount of $32 million, Settlement payments were made in accordance with the terms and conditions as set forth in the settlement agreement. Refer to Note 8 “Legal Proceedings” of the Notes to Consolidated Financial Statements for more information.

•In the third quarter of 2025, we initiated a restructuring plan to realign certain business groups and reduce our global workforce. This plan represents our continued effort to right size our labor force with the current macroeconomic environment. We incurred $41 million in total restructuring expenses, primarily related to involuntary termination benefits, including employee severance and other post-employment benefits. We may also incur additional costs not currently contemplated due to events related to or resulting from any such action. Refer to Note 17 “Restructuring and Other Charges” of the Notes to Consolidated Financial Statements for more information.

•We may be required to adjust the valuation allowance for deferred tax assets if we determine, based on available evidence at the time of the determination, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment includes deferred tax assets associated with our Switzerland tax deductible basis created from our 2020 intra-entity transfer of intellectual property, which have a finite utilization period and depend on our ability to generate sufficient taxable income in that jurisdiction. Any changes to the valuation allowance, particularly those related to our Switzerland deferred tax assets, could have a material adverse effect on our results of operations. Refer to Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements for more information.

•As of December 31, 2025, we had no material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material impact on our liquidity or capital resources.

Sources and Uses of Cash

The following table summarizes our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$593,223	$738,231	$785,776
Investing activities	(112,445)	(254,912)	(195,943)
Financing activities	(464,580)	(355,722)	(598,340)
Effects of foreign exchange rate changes on cash, cash equivalents, and restricted cash	35,025	(21,153)	4,671
Net (decrease) increase in cash, cash equivalents, and restricted cash	$51,223	$106,444	$(3,836)

Operating Activities

For the year ended December 31, 2025, cash flows from operations of $593 million resulted primarily from our net income of approximately $410 million as well as the following:

Significant adjustments to net income

•Stock-based compensation of $186 million related to equity awards granted to employees and directors; and
•Depreciation and amortization of $237 million related to our investments in property, plant and equipment and intangible assets.

Significant changes in working capital

•Net outflow of $96 million from accrued and other long-term liabilities primarily due to timing of payments related to the payment of fiscal year 2024 bonuses in the first quarter of 2025;
•Net outflow of $112 million from deferred revenues; and
•Net outflow of $140 million from accounts receivable due to timing of collections and increased revenues.

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

Investing Activities

Net cash used in investing activities was $112 million for the year ended December 31, 2025 which was primarily related to an outflow of $102 million for purchases of property, plant and equipment and a $10 million additional investment in SD Holding Company.

Net cash used in investing activities was $255 million for the year ended December 31, 2024 which primarily consisted of $116 million for purchases of property, plant and equipment, $77 million for the Cubicure acquisition and $106 million for investments in privately held companies, partially offset by sales and maturities of marketable securities of $44 million.

Financing Activities

Net cash used in financing activities was $465 million for the year ended December 31, 2025 which consisted of payments to repurchase shares of our common stock of $466 million and payroll taxes paid for equity awards through share withholdings of $20 million, which were partially offset by proceeds from the issuance of common stock for $22 million.

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

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfulfilled performance obligations, including deferred revenues and backlog, and the estimated revenues expected to be recognized in the future related to these performance obligations are $1,353 million and $1,445 million as of December 31, 2025 and 2024, respectively. This includes performance obligations from the Clear Aligner reportable segment, primarily the shipment of additional aligners, which are fulfilled over six months to five years. This also includes performance obligations from our Systems and Services reportable segment, primarily services and support, which are fulfilled over one to five years, and contracted deliveries of additional scanners. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers' facilities for installation, and manufacturing availability.

Impairment of Goodwill and Finite-Lived Intangible Assets

Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators of impairment are identified between annual testing dates. Goodwill is tested for impairment between annual testing dates when events or circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value. When an indicator of impairment is identified we perform a quantitative impairment assessment in which we determine the fair value of a reporting unit and compare it to the carrying value of the respective reporting unit. We generally determine the fair value of a reporting unit via a discounted cash flow (“DCF”) analysis and allocate our net assets to each reporting unit to determine carrying value. The use of a DCF model requires management to exercise significant judgment related to operating assumptions and estimates including, revenue growth rates, terminal growth rates, operating margins and discount rates, among others. Additionally, management exercises judgment when determining the methodology used to allocate net assets to each reporting unit. We will record an impairment charge when our quantitative impairment analysis indicates that the carrying value of a reporting unit exceeds its fair value.

Finite-Lived Intangible Assets

Finite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset (asset group) may not be recoverable. When an impairment indicator is identified, we perform a recoverability test, in which the estimated, undiscounted future cash flows expected to result from the use and eventual disposition of the asset (asset group) are compared to the carrying value of the asset (asset group). When our recoverability test results in undiscounted cash flows that are greater than carrying value, no impairment is recorded. However, when our recoverability test results in undiscounted cash flows that are less than carrying value, we determine the fair value of the asset (asset group) and reduce the carrying amount of the asset (asset group), through an impairment charge, to its fair value. The process of identifying impairment indicators, preparing an undiscounted cash flow and determining the fair value of the asset (asset group) require management to exercise significant judgment related to various assumptions and estimates.

If we were to have impairments to goodwill or finite-lived intangible assets, it could adversely affect our operating results. During the years ended 2025 and 2024, we did not have any impairment charges related to our goodwill or finite-lived intangible assets.

Accounting for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. The evaluation of our uncertain tax positions involves significant judgment in the interpretation and application of U.S. GAAP and complex domestic and international tax laws related to the allocation of international taxation rights between countries. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP. Realization of our deferred tax assets is dependent on our ability to generate future taxable income which is determined based on assumptions such as estimated growth rates in revenues, gross margins, future cash flows and discount rates in the jurisdictions in which we operate. The accuracy of these estimates could be affected by unforeseen events or actual results, and the sustainability of our future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities, particularly with respect to our Switzerland operation, where our deferred tax assets have a finite utilization period. While we currently believe that it is more likely than not that these deferred tax assets will be realized and that a valuation allowance is not required, this conclusion remains sensitive to changes in our operational performance, taxable income forecasts, and other relevant factors. We may, in the future, be required to increase the valuation allowance to take into account deferred tax assets that we may be unable to realize, which would result in a material increase to our income tax provision in the period the determination is made.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income earned on our cash and cash equivalents balance. As of December 31, 2025, we are not exposed to interest rate risk on our unsecured revolving line of credit. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
February 27, 2026

/S/ JOHN F. MORICI
John F. Morici
Chief Financial Officer and Executive Vice President, Global Finance
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Align Technology, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Align Technology, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule of Valuation and Qualifying Accounts and Reserves for each of the three years listed in the period ended in December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Determination of Standalone Selling Price of Distinct Performance Obligations in Clear Aligner Contracts

As described in Notes 1 and 16 to the consolidated financial statements, the Company recognized net revenues of $3.2 billion from its Clear Aligner segment for the year ended December 31, 2025. The Company enters into contracts (“treatment plans”) that involve multiple future performance obligations. Management identifies a performance obligation as distinct if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Management allocates revenues for each treatment plan based on each unit’s standalone selling price. Management considers a variety of factors such as same or similar product historical sales, costs, and gross margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. In addition to historical data, they take into consideration changing trends and market conditions. Management also considers usage rates, which is the number of times a customer is expected to order additional aligners. Management’s process for estimating usage rates requires significant judgment and evaluation of inputs, including historical usage data by region, country and channel.

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
February 27, 2026

We have served as the Company’s auditor since 1997.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenues	$4,034,964	$3,999,012	$3,862,260
Cost of net revenues	1,323,951	1,199,853	1,155,397
Gross profit	2,711,013	2,799,159	2,706,863
Operating expenses:
Selling, general and administrative	1,755,791	1,763,193	1,703,379
Research and development	369,911	364,202	346,830
Restructuring and other charges	35,378	33,168	13,316
Legal settlement loss	4,178	30,968	—
Total operating expenses	2,165,258	2,191,531	2,063,525
Income from operations	545,755	607,628	643,338
Interest income and other income (expense), net:
Interest income	16,045	20,218	17,258
Other income (expense), net	23,487	(18,887)	(19,392)
Total interest income and other income (expense), net	39,532	1,331	(2,134)
Net income before provision for income taxes	585,287	608,959	641,204
Provision for income taxes	174,936	187,597	196,151
Net income	$410,351	$421,362	$445,053

Net income per share:
Basic	$5.66	$5.63	$5.82
Diluted	$5.65	$5.62	$5.81
Shares used in computing net income per share:
Basic	72,542	74,877	76,426
Diluted	72,588	74,993	76,568
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$410,351	$421,362	$445,053
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	69,410	(15,786)	28,419
Change in unrealized gains on investments, net of tax	—	596	3,033
Other comprehensive income (loss)	69,410	(15,190)	31,452
Comprehensive income	$479,761	$406,172	$476,505
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,094,908	$1,043,887
Accounts receivable, net of allowance for doubtful accounts of $34,213 and $19,131, respectively	1,101,757	995,685
Inventories	226,343	254,287
Prepaid expenses and other current assets	165,571	198,582
Assets held for sale	27,983	—
Total current assets	2,616,562	2,492,441
Property, plant and equipment, net	1,131,453	1,271,134
Operating lease right-of-use assets, net	108,322	113,376
Goodwill	491,833	442,630
Intangible assets, net	93,933	103,488
Deferred tax assets	1,513,542	1,557,372
Other assets	278,048	234,159
Total assets	$6,233,693	$6,214,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,450	$108,693
Accrued liabilities	536,749	598,188
Deferred revenues	1,261,816	1,331,146
Total current liabilities	1,920,015	2,038,027
Income tax payable	68,200	96,466
Operating lease liabilities	82,507	88,214
Other long-term liabilities	113,824	139,908
Total liabilities	2,184,546	2,362,615
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 71,364 and 73,849 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,509,595	1,362,234
Accumulated other comprehensive income (loss), net	75,388	5,978
Retained earnings	2,464,157	2,483,766
Total stockholders’ equity	4,049,147	3,851,985
Total liabilities and stockholders’ equity	$6,233,693	$6,214,600
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2022	77,267	$8	$1,044,946	$(10,284)	$2,566,688	$3,601,358
Net income	—	—	—	—	445,053	445,053
Net change in unrealized gains (losses) from investments	—	—	—	3,033	—	3,033
Net change in foreign currency translation adjustment	—	—	—	28,419	—	28,419
Issuance of common stock relating to employee equity compensation plans	335	—	26,595	—	—	26,595
Tax withholdings related to net share settlements of equity awards	(70)	—	(22,575)	—	—	(22,575)
Common stock repurchased and retired	(2,457)	(1)	(30,852)	—	(564,567)	(595,420)
Equity forward contract related to accelerated stock repurchase	—	—	(10,000)	—	—	(10,000)
Stock-based compensation	—	—	154,026	—	—	154,026
Balance as of December 31, 2023	75,075	7	1,162,140	21,168	2,447,174	3,630,489
Net income	—	—	—	—	421,362	421,362
Net change in unrealized gains (losses) from investments	—	—	—	596	—	596
Net change in foreign currency translation adjustment	—	—	—	(15,786)	—	(15,786)
Issuance of common stock relating to employee equity compensation plans	411	—	25,281	—	—	25,281
Tax withholdings related to net share settlements of equity awards	(92)	—	(28,125)	—	—	(28,125)
Common stock repurchased and retired	(1,545)	—	(20,292)	—	(335,243)	(355,535)
Equity forward contract related to accelerated stock repurchase	—	—	49,527	—	(49,527)	—
Stock-based compensation	—	—	173,703	—	—	173,703
Balance as of December 31, 2024	73,849	7	1,362,234	5,978	2,483,766	3,851,985
Net income	—	—	—	—	410,351	410,351
Net change in foreign currency translation adjustment	—	—	—	69,410	—	69,410
Issuance of common stock relating to employee equity compensation plans	494	—	21,749	—	—	21,749
Tax withholdings related to net share settlements of equity awards	(104)	—	(20,390)	—	—	(20,390)
Common stock repurchased and retired	(2,875)	—	(39,868)	—	(429,960)	(469,828)
Stock-based compensation	—	—	185,870	—	—	185,870
Balance as of December 31, 2025	71,364	$7	$1,509,595	$75,388	$2,464,157	$4,049,147
The accompanying notes are an integral part of these consolidated financial statements.

ALIGN TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$410,351	$421,362	$445,053
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	33,085	25,756	(18,642)
Depreciation and amortization	237,436	145,034	142,401
Stock-based compensation	185,870	173,703	154,026
Non-cash operating lease cost	39,742	38,438	33,107
Impairment loss on Assets held for sale	23,142	—	—
Impairment and fair value adjustments for equity investments	(18,074)	(5,885)	4,990
Other non-cash operating activities	37,686	12,256	32,733
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(139,909)	(153,487)	(104,614)
Inventories	808	25,053	30,169
Prepaid expenses and other assets	13,431	67,527	(51,013)
Accounts payable	5,330	(843)	(7,703)
Accrued and other long-term liabilities	(95,654)	89,705	46,327
Long-term income tax payable	(28,265)	(20,279)	(7,772)
Deferred revenues	(111,756)	(80,109)	86,714
Net cash provided by operating activities	593,223	738,231	785,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(77,075)	—
Purchase of property, plant and equipment	(102,445)	(115,580)	(177,716)
Purchase of marketable securities	—	—	(2,910)
Proceeds from maturities of marketable securities	—	25,660	55,170
Proceeds from sales of marketable securities	—	18,193	6,234
Purchase of equity investments	(10,000)	(106,345)	(76,999)
Other investing activities	—	235	278
Net cash used in investing activities	(112,445)	(254,912)	(195,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	21,749	25,281	26,595
Common stock repurchases, net of excise tax	(465,939)	(352,878)	(592,360)
Activity for equity forward contracts related to accelerated stock repurchase agreements, net	—	—	(10,000)
Payroll taxes paid upon the vesting of equity awards	(20,390)	(28,125)	(22,575)
Net cash used in financing activities	(464,580)	(355,722)	(598,340)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	35,025	(21,153)	4,671
Net (decrease) increase in cash, cash equivalents, and restricted cash	51,223	106,444	(3,836)
Cash, cash equivalents, and restricted cash at beginning of year	1,044,963	938,519	942,355
Cash, cash equivalents, and restricted cash at end of year	$1,096,186	$1,044,963	$938,519

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

Basis of Presentation and Preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Align and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.

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

Level 1 - Inputs to the valuation techniques that are quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the valuation techniques that are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. We obtain fair values for our Level 2 investments. Our custody bank and asset managers independently use professional pricing services to gather pricing data which may include quoted market prices for identical or comparable financial instruments, or inputs other than quoted prices that are observable either directly or indirectly. We are ultimately responsible for these underlying estimates.

Level 3 - Unobservable inputs to the valuation techniques that are supported by little or no market activity and are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

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

As of December 31, 2025 and 2024, we had no marketable securities.

Variable Interest Entities

We evaluate whether an entity in which we have made an investment is considered a variable interest entity (“VIE”). If we determine we are the primary beneficiary of a VIE, we would consolidate the assets, liabilities, income and expense of the VIE into our consolidated financial statements. In determining if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of activities that are significant to the VIE and an assessment of our ability to direct those activities. Our assessment of whether we are the primary beneficiary of a VIE requires management to exercise significant judgment and utilize assumptions. We have concluded that we are not the primary beneficiary of our VIE investments; therefore, we do not consolidate their results into our consolidated financial statements.

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

On December 19, 2024 and June 5, 2025, we entered into Subscription Agreements (the “Smile Doctors Subscription Agreements”) with New SD Holding Company, L.P. (“SD Holding Company”). Pursuant to the Smile Doctors Subscription Agreements, we acquired less than a 3% equity interest through the purchase of Class A Common Units for $40 million. SD Holding Company owns a controlling interest, through intermediary entities, in Smile Doctors, LLC.

We account for our investments in Heartland and SD Holding Company as investments in equity securities, utilizing the measurement alternative. Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we recorded a $18.0 million and 6.0 million increase to the carrying value of our Heartland investment in 2025 and 2024, respectively. This increased the total carrying value of our investment in Heartland to $174.0 million for the year ended December 31, 2025.

Our investments in privately held companies in which we can exercise significant influence are accounted for as equity method investments. We have elected to account for our equity method investments under the fair value option. For the years ended December 31, 2025 and 2024, we did not hold any material investments in which we exercised significant influence.

The carrying value of our investments in equity securities and equity method investments are reported in our Consolidated Balance Sheets as Other assets and any price adjustments or impairment, if any, are recorded in Other income (expense), net in our Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. We do not enter into foreign currency forward contracts for trading or speculative purposes. The net gain or loss from the settlement of these foreign currency forward contracts is recorded in Other income (expense), net in the Consolidated Statements of Operations. As of December 31, 2025 and 2024, the fair value of outstanding foreign exchange forward contracts was not material.

Foreign Currency

For our international subsidiaries, we analyze on an annual basis or more often, if necessary, if a significant change in facts and circumstances indicate that the functional currency of the subsidiary has changed. For international subsidiaries where the local currency is the functional currency, adjustments from translating financial statements from the local currency to the U.S. dollar reporting currency are recorded to change in foreign currency translation adjustment, net of tax in our Consolidated Statements of Comprehensive Income. This foreign currency translation adjustment reflects the translation of the balance sheet at period end exchange rates, and the income statement at the transaction date or average exchange rate in effect during the period. Foreign currency remeasurement gains and losses that are derived from monetary assets and liabilities stated in a currency other than the international subsidiaries functional currency are included in Other income (expense), net. For the years ended December 31, 2025, 2024 and 2023, we had foreign currency transaction gains of $11.3 million and losses of $21.0 million and $7.0 million, respectively.

Certain Risks and Uncertainties

Our cash and investments are held primarily by five financial institutions. Financial instruments which potentially expose the Company to concentration of credit risk consist principally of cash and cash equivalents. These instruments have minimal credit risk exposures. Management regularly monitors their compositions and maturities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. Through December 31, 2025, the Company has not experienced any material credit losses on such deposits.

We invest excess cash primarily in money market funds and certificates of deposit and periodically evaluate them for credit losses. Such credit losses have not been material to our financial statements.

We purchase certain inventory from sole suppliers. Additionally, we rely on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount. Accounts receivable, net includes allowances for doubtful accounts for any potentially uncollectible amounts. We periodically assess the adequacy of the allowance for doubtful accounts by reviewing the accounts receivable on a collective basis and giving consideration to various factors including the aging of the receivables and a customer’s expected ability to pay. For specific customer accounts receivable balances, we consider known disputes and collection history. In determining the amount of the allowance for doubtful accounts, we also evaluate the creditworthiness of customers, current market conditions and forecasts of future economic conditions to make any adjustments. Actual write-offs have not materially differed from the estimated allowances. No individual customer accounted for 10% or more of our accounts receivable, net balance at December 31, 2025 or 2024 nor net revenues for the years ended December 31, 2025, 2024 or 2023.

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of financial assets and include the cash proceeds as a part of our Cash flows from operations in the Consolidated Statements of Cash Flows. Total accounts receivable sold under factoring arrangements was $47.9 million and $52.1 million during the years ended December 31, 2025, and 2024, respectively. Factoring fees incurred on the sales of accounts receivable were recorded in Other income (expense), net in our Consolidated Statements of Operations and were not material.

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

Finite-Lived Intangible Assets

Our intangible assets primarily consist of intangible assets acquired as part of a business combination. These assets are amortized using the straight-line method over their estimated useful lives. The average amortization period by intangible asset class ranges from seven to twelve years. This amortization period reflects the period in which the economic benefits of the assets are expected to be realized.

Impairment of Goodwill and Long-Lived Assets and Finite-Lived Intangible Assets

Goodwill

We evaluate goodwill for impairment at least annually on November 30th or more frequently if indicators of impairment are identified between annual testing dates.

We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying amount. In performing this qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of our reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit fair value and carrying value as of the most recent date a fair value measurement was performed. If, after assessing the totality of relevant events and circumstances, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further testing is performed; however, if we conclude otherwise, then we will perform a quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recorded in our Consolidated Statements of Operations for the amount of the excess. Management is required to exercise significant judgment when identifying the relevant assumptions and estimates used in determining the fair value and carrying value of our reporting units.

Long-Lived Assets and Finite-Lived Intangible Assets

We evaluate long-lived assets (including ROU assets) and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Factors we consider important which could trigger a quantitative impairment test include, but are not limited to, significant negative industry or economic trends, significant adverse changes in our competitive environment and a significant loss of customers. If an impairment indicator is identified, we perform a quantitative impairment analysis in which we compare the carrying value of an asset (asset group) to the future undiscounted cash flows the asset (asset group) is expected to generate. An asset (asset group) is considered impaired if its carrying amount exceeds the undiscounted cash flows. If an asset (asset group) is deemed to be impaired, the impairment to be recognized is calculated as the amount by which the carrying amount of the asset (asset group) exceeds its fair value. Our estimates of future cash flows attributable to our assets (asset groups) require significant judgment based on our historical and anticipated results and are subject to many assumptions.

In the third quarter of 2025, we committed to a plan to dispose of, other than by sale, specifically identified manufacturing assets prior to the end of their estimated useful lives. We have materially completed the disposition of these assets as of

December 31, 2025. Accordingly, we have revised the estimated useful lives of these assets to reflect our use through the disposal date. In the year ended December 31, 2025, we recorded $76.9 million of accelerated depreciation expense related to these assets. The increase in depreciation expense negatively impacted Net income, net of tax, by $53.9 million or $0.74 per basic and diluted share.

Development Costs for Internal Use Software

Internally developed software includes enterprise-level business software that we customize to meet our specific operational needs. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related costs for employees, who are directly associated with the development of the applications. For the years ended December 31, 2025 and 2024, capitalized internally developed software costs were $38.5 million and $23.1 million, respectively.
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

Costs to Obtain a Contract

We offer a variety of commission plans to our sales force; each plan has multiple components. To match the costs to obtain a contract to the associated revenues, we evaluate the individual components and capitalize the eligible components, recognizing the costs over the treatment period. The capitalized costs to obtain contracts were $29.2 million and $25.8 million as of December 31, 2025 and 2024, respectively, and are included in Other assets in our Consolidated Balance Sheets. We recognized amortization on our costs to obtain a contract of $15.6 million, $18.7 million, and $12.5 million during the years ended December 31, 2025, 2024, and 2023, respectively, which is included in Selling, general and administrative expenses in our Consolidated Statements of Operations.

Unfulfilled Performance Obligations for Clear Aligners and Scanners

Our unfulfilled performance obligations, including deferred revenues and backlog, and the estimated revenues expected to be recognized in the future related to these performance obligations are $1,352.7 million and $1,444.9 million as of December 31, 2025 and 2024, respectively. This includes performance obligations from the Clear Aligner reportable segment, primarily the shipment of additional aligners, which are fulfilled over six months to five years. This also includes performance obligations from our Systems and Services reportable segment, primarily services and support, which are fulfilled over one to five years, and contracted deliveries of additional scanners. The estimate includes both product and service unfulfilled performance obligations and the time range reflects our best estimate of when we will transfer control to the customer and may change based on customer usage patterns, timing of shipments, readiness of customers' facilities for installation, and manufacturing availability.

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

Advertising Costs

The cost of advertising and media is expensed as incurred. For the years ended December 31, 2025, 2024 and 2023, we incurred advertising costs of $188.7 million, $185.0 million and $201.2 million, respectively.

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

We assess the likelihood that we will be able to realize our deferred tax assets, including those related to our Switzerland deferred tax assets, which have a finite utilization period. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is more likely than not that we will not realize our deferred tax assets, we will record a valuation allowance against the deferred tax assets that we estimate will not ultimately be realizable. The determination of whether a valuation allowance is required involves significant judgment and reflects our evaluation of changes in our operational performance, taxable income forecasts, and other relevant factors,

Common Stock Repurchase

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

Recent Accounting Pronouncements

(i) New Accounting Updates Recently Adopted

On December 14, 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. We adopted this standard on a prospective basis for our annual report on Form 10-K effective for the year ended December 31, 2025. ASU 2023-09 impacts our accounting for income tax financial statement disclosures, but did not impact our Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows.

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”), “Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and other segment expenses. For public business entities, the provisions of ASU 2023-07 were effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard for the fiscal year ended December 31, 2024 and for interim periods within the fiscal year ended December 31, 2025. See Note 14 “Segments and Geographical Information.”

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

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash and cash equivalents, and marketable securities balances recorded in our Consolidated Balance Sheets as of December 31, 2025 and 2024 (in thousands):

					Reported as:
December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and cash equivalents
Cash	$770,051	$—	$—	$770,051	$770,051
Money market funds	308,940	—	—	308,940	308,940
Certificates of deposit	15,917	—	—	15,917	15,917
Total	$1,094,908	$—	$—	$1,094,908	$1,094,908

					Reported as:
December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and cash equivalents
Cash	$752,423	$—	$—	$752,423	$752,423
Money market funds	291,464	—	—	291,464	291,464
Total	$1,043,887	$—	$—	$1,043,887	$1,043,887
We had no short-term or long-term marketable securities as of December 31, 2025 or 2024.

Fair Value Measurements

The following tables summarize our financial assets measured at fair value as of December 31, 2025 and 2024 (in thousands):

Description	Balance as of December 31, 2025	Level 1
Cash equivalents:
Money market funds	$308,940	$308,940
Certificate of deposits	15,917	15,917
	$324,857	$324,857

Description	Balance as of December 31, 2024	Level 1
Cash equivalents:
Money market funds	$291,464	$291,464
	$291,464	$291,464

We had no financial assets that were categorized as level 2 or level 3 in the fair value hierarchy for the years ended December 31, 2025 or 2024.

Derivatives Not Designated as Hedging Instruments

Recurring foreign currency forward contracts

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, we recognized a net loss of $34.2 million during the year ended December 31, 2025, a net gain of $35.2 million during the year ended December 31, 2024 and a net loss of $15.9 million during the year ended December 31, 2023. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded in Other income (expense), net in our Consolidated Statements of Operations. As of December 31, 2025 and 2024, the fair value of foreign exchange forward contracts outstanding was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€183,700	$215,895
Canadian Dollar	C$90,000	65,802
British Pound	£38,500	51,782
Polish Zloty	PLN174,800	48,605
Israeli Shekel	ILS80,500	25,283
Japanese Yen	¥3,200,000	20,447
Brazilian Real	R$63,500	11,440
Chinese Yuan	¥52,000	7,461
Swiss Franc	CHF4,200	5,316
New Taiwan Dollar	NT$121,500	3,851
New Zealand Dollar	NZ$6,020	3,474
Korean Won	₩4,600,000	3,207
Australian Dollar	A$3,500	2,337
Czech Koruna	Kč26,000	1,262
Total notional contract amount		$466,162

	December 31, 2024
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€176,080	$183,172
Polish Zloty	PLN283,000	68,633
Canadian Dollar	C$97,000	67,446
British Pound	£37,600	47,090
Israeli Shekel	ILS90,055	24,740
Chinese Yuan	¥164,500	22,417
Brazilian Real	R$83,100	13,327
Japanese Yen	¥2,000,000	12,778
Swiss Franc	CHF5,700	6,314
New Zealand Dollar	NZ$7,000	3,924
Czech Koruna	Kč72,800	3,004
Australian Dollar	A$3,800	2,355
New Taiwan Dollar	NT$58,700	1,786
Korean Won	₩2,000,000	1,361
Total notional contract amount		$458,347

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$107,296	$124,377
Work in process	65,679	73,660
Finished goods	53,368	56,250
Total inventories	$226,343	$254,287

During the year ended December 31, 2025, we recognized an impairment loss on inventory of $14.9 million to adjust our inventory balance to its net realizable value. This loss was recorded in Cost of net revenues in our Consolidated Statements of Operations.

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Value added tax receivables [1]	$55,819	$34,028
Prepaid expenses	62,478	82,978
Other current assets	47,274	81,576
Total prepaid expenses and other current assets	$165,571	$198,582
1    Refer to Note 9 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for discussion of tax matter.
Property, plant and equipment, net consist of the following (in thousands):

		December 31,
	Generally Used Estimated Useful Life	2025	2024
Clinical and manufacturing equipment	Up to 13 years	$848,473	$871,827
Building	20 years	524,608	529,716
Leasehold improvements	Lease term [1]	67,402	62,172
Computer software and hardware	3 years	120,608	135,756
Land	—	57,868	63,875
Furniture, fixtures and other	2-5 years	151,874	135,816
Construction in progress	—	127,944	133,684
Total		1,898,777	1,932,846
Less: Accumulated depreciation and impairment charges		(767,324)	(661,712)
Total property, plant and equipment, net		$1,131,453	$1,271,134
1    Shorter of the remaining lease term or the estimated useful lives of the assets.

Depreciation was $218.6 million, $126.2 million and $126.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense in 2025 includes $76.9 million of accelerated depreciation, as discussed in Note 1 “Summary of Significant Accounting Policies."

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and benefits	$226,149	$248,003
Accrued expenses	61,049	66,391
Accrued income taxes	44,049	48,808
Current operating lease liabilities	31,939	31,063
Accrued sales and marketing expenses	29,941	37,617
Accrued property, plant and equipment	10,469	13,462
Other accrued liabilities	133,153	152,844
Total accrued liabilities	$536,749	$598,188

Accrued warranty, which is included in the “Other accrued liabilities” category of the Total accrued liabilities table above, consists of the following activity (in thousands):

Balance as of December 31, 2023	$22,426
Charged to cost of net revenues	21,962
Actual warranty expenditures	(13,177)
Balance as of December 31, 2024	31,211
Charged to cost of net revenues	5,333
Actual warranty expenditures	(12,133)
Balance as of December 31, 2025	$24,411

Deferred revenues consist of the following (in thousands):

	December 31,
	2025	2024
Deferred revenues - current	$1,261,816	$1,331,146
Deferred revenues - long-term [1]	85,543	102,164
1    Included in Other long-term liabilities within our Consolidated Balance Sheets.

During the years ended December 31, 2025 and 2024, we recognized $4,035.0 million and $3,999.0 million of net revenues, respectively, of which $840.5 million and $819.0 million was included in the deferred revenues balance at December 31, 2024 and 2023, respectively.

Note 4. Leases

Lessee Information

We have operating leases for our digital treatment planning and office facilities, retail spaces, vehicles and office equipment. The components of lease expense consist of following (in thousands):

	Year Ended December 31,
Lease Cost	2025	2024	2023
Operating lease cost [1]	$43,401	$42,299	$44,614
Variable lease cost [2]	4,054	3,630	16,013
Total lease cost	$47,455	$45,929	$60,627
1    Includes expense associated with short term leases, lease terms of 12 months or less, which is not material.
2    Includes payments related to agreements with embedded leases that are not otherwise reflected on the balance sheet.

The following table provides a summary of our operating lease terms and discount rates:

	December 31,
Remaining Lease Term and Discount Rate	2025	2024
Weighted average remaining lease term (in years)	5.1	5.4
Weighted average discount rate	4.1%	3.8%

As of December 31, 2025, the future payments related to our operating lease liabilities are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2026	$35,694
2027	29,595
2028	23,986
2029	15,564
2030	7,212
Thereafter	13,060
Total lease payments	125,111
Less: Imputed interest	(10,665)
Total lease liabilities	$114,446

As of December 31, 2025, we had additional leases that had not commenced with future lease payments of $58.4 million. These leases will commence during 2026 with non-cancelable lease terms of two to fourteen years.

Lessor Information

We lease iTero intraoral scanners to customers which are classified as operating leases. Our portfolio of leased iTero scanners included in Property, plant and equipment, net are as follows:

	December 31,
	2025	2024
Scanners under operating leases, gross	$55,576	$33,770
Less: accumulated depreciation	(26,222)	(12,038)
Scanners under operating leases, net	$29,354	$21,732

As of December 31, 2025, the future lease payments due to us are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2026	$33,898
2027	28,587
2028	8,736
2029	1,080
Thereafter	—
Total lease payments	$72,301

For the years ended December 31, 2025, 2024 and 2023, operating lease income was $28.8 million, $21.7 million and $16.6 million, respectively. Operating lease income is recorded in Net revenues in our Consolidated Statements of Operations.

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

Note 6. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the years ended December 31, 2025 and 2024, categorized by reportable segment, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2023	$111,086	$308,444	$419,530
Additions from acquisition	47,576	—	47,576
Foreign currency translation adjustments	(6,017)	(18,459)	(24,476)
Balance as of December 31, 2024	152,645	289,985	442,630
Foreign currency translation adjustments	11,610	37,593	49,203
Balance as of December 31, 2025	$164,255	$327,578	$491,833

We completed our annual goodwill impairment assessment in 2025 and 2024 and determined there were no impairments.

Finite-Lived Intangible Assets

Acquired finite-lived intangible assets, excluding intangibles that were fully amortized, are as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2025	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2025
Existing technology	11	$146,651	$(67,138)	$—	$79,513
Customer relationships	10	21,500	(12,363)	—	9,137
Trademarks and tradenames[1]	7	9,800	(8,050)	—	1,750
Patents	12	480	(320)	—	160
		$178,431	$(87,871)	$—	$90,560
Foreign currency translation adjustments					3,373
Total intangible assets, net					$93,933
1 The Weighted Average Amortization Period decreased from 10 years to 7 years due to an intangible asset with a useful life of 15 years becoming fully amortized in 2025.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2024	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value as of December 31, 2024
Existing technology	11	$146,651	$(52,238)	$—	$94,413
Customer relationships	10	21,500	(10,079)	—	11,421
Trademarks and tradenames	10	16,600	(9,255)	(4,122)	3,223
Patents	12	480	(280)	—	200
		$185,231	$(71,852)	$(4,122)	$109,257
Foreign currency translation adjustments					(5,769)
Total intangible assets, net					$103,488

Of the $146.7 million recorded as Existing technology intangible assets as of December 31, 2025, $47.0 million was acquired during the first quarter of 2024 as part of the Cubicure Acquisition. The existing technology acquired in the Cubicure Acquisition had an estimated useful life of 13 years, which had the effect of increasing the weighted average amortization period from approximately 10 years as of December 31, 2023 to approximately 11 years as of December 31, 2024. Refer to Note 5 “Business Combination”.

For the years ended December 31, 2025 and 2024, we did not identify any impairment triggering events that would indicate that the carrying value of our finite-lived intangible assets was not recoverable.

The total estimated future amortization expense for these acquired finite-lived intangible assets as of December 31, 2025 is as follows (in thousands):

Fiscal Year	Amortization
2026	$17,922
2027	15,607
2028	14,505
2029	14,505
2030	6,328
Thereafter	21,693
Total	$90,560

Amortization expense was $18.8 million, $18.9 million and $16.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7. Credit Facility

We maintain a credit facility, as amended in December 2022, that includes a $300.0 million unsecured revolving line of credit and a $50.0 million letter of credit sub-limit. The facility matures on December 23, 2027 and loans under the facility accrue interest, at our election, based on either the Secured Overnight Financing Rate (“SOFR”) for the applicable period or a base rate, in each case plus an applicable margin.

The facility includes financial covenants and performance requirements. As of December 31, 2025, we had no outstanding borrowings under the facility and were in compliance with the terms and conditions of the facility in all material respects.

Note 8. Legal Proceedings

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

On May 3, 2021, an individual named Misty Snow brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking treble monetary damages, interest, costs, attorneys’ fees, and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets based on Section 2 of the Sherman Act. Plaintiffs have since filed several amended complaints adding new plaintiffs and various state law claims. On November 29, 2023, the court certified a class of indirect purchasers of Invisalign between July 1, 2018 and December 31, 2023 and a class of indirect purchasers of Invisalign seeking injunctive relief. On February 21, 2024, the court granted our motion for summary judgment on the claims related to Section 2 allegations. The court entered judgment for the Section 2 and related state law claims on March 22, 2024. Plaintiffs have appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Ninth Circuit. Oral argument was held on April 10, 2025.

We are currently unable to predict the outcome of these lawsuits and therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

During the course of the Misty Snow lawsuit, some additional plaintiffs joined and filed allegations based on Section 1 of the Sherman Act. In June 2024, we reached a settlement in principle with the Section 1 plaintiffs to resolve all remaining claims in the Section 1 lawsuit. In March 2025, Align and plaintiffs agreed to a revised settlement to resolve all Section 1 claims for a

$31.75 million cash payment. On November 21, 2025, the court granted final approval of the settlement and dismissed the case with prejudice.

In 2025, Align issued a payment for the full settlement amount, $31.75 million, consisting of $27.5 million accrued as of December 31, 2024 and an additional loss accrual of $4.25 million in the first quarter of 2025, to an escrow agency in accordance with the court's approval.

Straumann Litigation

On April 11, 2024, we filed a lawsuit in the U.S. District Court for the Western District of Texas against ClearCorrect Operating, LLC, ClearCorrect Holdings, Inc. and Institut Straumann AG, (collectively the “Defendants”). The complaint asserted infringement of our patents related to aligner material, treatment planning, and intraoral scanner technologies. Among other things, the complaint seeks relief enjoining the Defendants’ infringement of multiple Align multilayer material patents through Defendants’ manufacture, sale and offer for sale of aligners made with Zendura FLX/ClearQuartz materials. On September 12, 2025, Defendants filed a motion to dismiss the amended complaint. That motion to dismiss remains pending. Defendants are also seeking to invalidate all of our asserted patents at the district court.

On July 9, 2024, Defendants filed counterclaims against us alleging antitrust violations and unfair competition. Among other things, the counterclaims seek injunctive relief and money damages. On August 29, 2025, Defendants filed amended counterclaims, which additionally allege that Align procured certain materials patents by fraud. On September 26, 2025, Align filed a motion to dismiss the amended counterclaims. That motion is still pending. A trial in the case is set for June 22, 2026.

On April 10, 12 and 14, 2025, Defendants filed eight inter partes review (“IPR”) petitions with the United States Patent Trial and Appeal Board (“PTAB”), alleging that eight of the patents asserted by Align against the Defendants are unpatentable. On October 23, 2025, the PTAB issued decisions denying institution of two of Defendants eight IPRs. On October 23, October 27, October 30, and November 6, 2025, the PTAB issued decisions instituting proceedings on the remaining six IPRs. We believe the petitions are without merit and intend to defend ourselves vigorously.

We believe Defendants’ counterclaims are without merit and intend to vigorously defend ourselves. We are currently unable to predict the outcome of this lawsuit and cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

Angelalign Litigation

On August 15, 2025, we initiated two actions in the European Unified Patent Court against Angelalign Technology, Inc.; Angelalign France Technology SASU; Europe Angelalign Technology B.V.; Angelalign Technology (Germany) GmbH; Italy Angelalign Technology S.R.L. and Shanghai EA Medical Instruments Co., Ltd. These actions allege infringement of patents related to user interfaces for treatment planning and to the “power ridge” feature of clear aligners. Subsequently, on November 27, 2025, we initiated a third action in the Unified Patent Court against the same entities for infringement of a patent related to treatments in complex cases. The accused entities have challenged the validity of the asserted patent in each of these actions. On January 13, 2026, Angelalign Technology (Germany) GMBH filed an action in the European Patent Office challenging the validity of the treatment-planning patent referenced above. These actions are currently pending.

On February 12, 2026, the Unified Patent Court issued a preliminary injunction in Align’s favor and against Angel, enjoining Angel from using its “Live Now” feature, a user interface for treatment planning. Angel must pay €20,000 EUR per day or cease offering its infringing software feature.

On August 18, 2025, we initiated an action in the U.S. District Court for the Eastern District of Texas against Angelalign Technology Inc; Wuxi EA Medical Instruments Technologies Ltd.; Wuxi EA Bio-Tech Co., Ltd.; and Shanghai EA Medical Instruments Co., Ltd. This action alleges infringement of patents related to multilayer materials for clear aligners and “bite ramp” and “power ridge” features of clear aligners. On January 2, 2026, following institution of an investigation by the U.S. International Trade Commission, referenced below, this action was stayed pending further order of the court.

On August 18, 2025, we initiated two actions in China’s Zhengzhou Intermediate People’s Court against Shanghai Angelalign Medical Devices Co., Ltd.; Wuxi Angelalign Medical Device Technology Co., Ltd.; and Wuxi Angelalign Biotechnology Co., Ltd. These actions allege infringement of patents related to tooth attachments and treatment planning. Separately, on September 10, 2025, we filed an action against the same entities in the Jinan Intermediate People’s Court alleging infringement of a patent related to extraction site closure. And on January 12, 2026, we filed an action against these entities in the Fuzhou Intermediate People’s Court alleging infringement of a patent related to extraction site closure. These actions are currently pending.

On January 16, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed a petition with the China National Intellectual Property Administration (“CNIPA”) challenging the validity of our patent related to extraction site closure, which patent is the subject of an infringement action referenced above. On January 22, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed a petition with the CNIPA challenging the validity of our patent related to tooth attachments, which patent likewise is the subject of an infringement action referenced above. And on January 19, 2026, we filed a petition with the CNIPA challenging the validity of a patent held by Wuxi Angelalign Medical Device Technology Co., Ltd. regarding undercut detection and filling. These invalidity actions are currently pending.

On September 23, 2025, we filed a complaint at the U.S. International Trade Commission (“ITC”) against Angelalign Technology Inc., Wuxi EA Medical Instruments Technologies Ltd.; Wuxi EA Bio-Tech Co., Ltd.; Shanghai EA Medical Instruments Co., Ltd.; and USA Angelalign Technology Corp. (collectively, “the ITC Respondents”). This complaint alleges unlawful importation and sale of clear aligners that infringe patents related to multilayer materials for clear aligners, in violation of 19 U.S.C.§ 1337. Further, the complaint requests that the ITC institute an investigation and issue an exclusion order blocking the ITC Respondents’ importation of infringing products into the United States, and a cease-and-desist order prohibiting the ITC Respondents from selling, marketing, or transferring infringing products within the United States. On December 19, 2025, the ITC instituted the requested investigation, which is currently pending.

On August 22, 2025, Shanghai Angelalign Medical Devices Co., Ltd. and Wuxi Angelalign Medical Devices Technology Co., Ltd. initiated an action against us in China’s the Beijing Intellectual Property Court. The complaint alleges that we infringe a patent relating to undercut detection for mold manufacturing. We believe that these allegations are without merit and intend to defend ourselves vigorously.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible.

Note 10. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to receive dividends whenever funds are legally available and when and if declared by the Company’s Board of Directors. We have not historically declared or paid dividends on our common stock.

Stock-Based Compensation Plans

Our Align Technology, Inc. 2005 Incentive Plan, as amended (the “2005 Incentive Plan”), provides for the granting of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, non-employee directors and consultants. Shares granted on or after May 16, 2013 as an award of restricted stock, restricted stock units, performance shares or performance units (“full value awards”) are counted against the authorized share reserve as one and nine-tenths (1 9/10) shares for every one (1) share subject to the award, and any shares canceled that were counted as one and nine-tenths shares against the plan reserve will be returned at the same ratio.

As of December 31, 2025, the 2005 Incentive Plan has a total reserve of 34,668,895 shares of which 4,608,476 shares are available for issuance. We issue new shares from our pool of authorized but unissued shares to satisfy the exercise and vesting obligations of our stock-based compensation plans.

Summary of Stock-Based Compensation Expense

Stock-based compensation related to our stock-based awards and employee stock purchase plan for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of net revenues	$6,177	$6,995	$7,462
Selling, general and administrative	132,362	123,979	115,992
Research and development	47,331	42,729	30,572
Total stock-based compensation	$185,870	$173,703	$154,026

The income tax benefit related to stock-based compensation was $20.0 million, $19.0 million and $17.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on the closing price of our stock on the date of grant. Generally, RSUs vest over a period of four years.

The following table summarizes RSU activity for the year ended December 31, 2025:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	1,019	$331.10
Granted	692	195.43
Vested and released	(313)	354.77
Forfeited	(148)	274.34
Unvested as of December 31, 2025	1,250	$256.80	1.3	$195,141

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of fiscal year 2025 by the number of unvested RSUs) that would have been received by the unit holders had all RSUs vested and been released on the last trading day of fiscal year 2025. This amount will fluctuate based on the fair market value of our stock. During 2025, of the 312,735 shares vested and released, 90,466 shares were withheld for employee statutory tax obligations, resulting in a net issuance of 222,269 shares.

The total fair value of RSUs vested as of their respective vesting dates during 2025, 2024 and 2023 was $61.1 million, $78.8 million and $63.0 million, respectively. The weighted average grant date fair value of RSUs granted during 2025, 2024 and 2023 was $195.43, $307.12 and $316.16, respectively. As of December 31, 2025, we expect to recognize $191.9 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.3 years.

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

The following table summarizes MSU activity for the year ended December 31, 2025:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	193	$679.14
Granted	127	362.98
Vested and released	(30)	878.35
Forfeited	(27)	638.92
Unvested as of December 31, 2025	263	$507.88	1.3	$41,148

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (calculated by multiplying our closing stock price on the last trading day of 2025 by the number of unvested MSUs) that would have been received by the unit holders had all MSUs been vested and released as of the last trading day of 2025. This amount will fluctuate based on the fair market value of our stock. During 2025, of the 29,995 shares that vested and released, 11,091 shares were withheld for employee statutory tax obligations, resulting in a net issuance of 18,904 shares.

The total fair value of MSUs vested as of their respective vesting dates during 2025, 2024 and 2023 was $5.7 million, $10.1 million and $7.8 million, respectively. As of December 31, 2025, we expect to recognize $44.9 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.3 years.

The fair value of MSUs is estimated at the grant date using a Monte Carlo simulation that includes factors for market conditions. The weighted average assumptions used in the Monte Carlo simulation were as follows:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	3.0	3.0	3.0
Expected volatility	51.5%	52.0%	59.1%
Risk-free interest rate	4.2%	4.3%	4.3%
Expected dividends	—	—	—
Weighted average fair value per share at grant date	$362.98	$617.79	$629.53
Restricted Stock Units with Performance Conditions (“PSUs”)

Our PSUs typically include a service and performance condition. We recognize share-based compensation expense for PSUs if it is probable that the performance condition will be achieved.

The following table summarizes PSU activity for the year ended December 31, 2025:

	Number of Shares Underlying PSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2024	11	$204.33
Granted	—	—
Vested and released	(5)	201.63
Forfeited	—	—
Unvested as of December 31, 2025	6	$206.36	1.0	$984

During 2025, of the 4,728 shares vested and released, 1,923 shares were withheld for employee statutory tax obligations, resulting in a net issuance of 2,805 shares. As of December 31, 2025, we expect to recognize $0.5 million of total unamortized compensation costs, net of estimated forfeitures, related to PSUs over a weighted average period of 1.0 year.
Employee Stock Purchase Plan (“ESPP”)

In May 2010, our stockholders approved the 2010 Employee Stock Purchase Plan (as amended and restated, the “2010 Purchase Plan”) which consists of consecutive overlapping twenty-four month offering periods with four six-month purchase periods in each offering period. Employees purchase shares at 85% of the lower of the fair market value of the common stock at either the beginning of the offering period (grant date) or the end of the purchase period. The 2010 Purchase Plan will continue until terminated by either the Board of Directors or its administrator. The 2010 Purchase Plan also allows for purchase rights to employees outside the U.S. and Canada with six-month offering periods and purchase periods. In May 2021, the 2010 Purchase Plan was amended and restated to increase the maximum number of shares available for purchase to 4,400,000 shares.

The following table summarizes the ESPP shares issued:

	Year Ended December 31,
	2025	2024	2023
Number of shares issued (in thousands)	147	120	114
Weighted average price	$148.77	$213.11	$234.19

As of December 31, 2025, 1,728,664 shares remain available for future issuance.

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	1.2	1.3	1.2
Expected volatility	56.2%	49.2%	56.4%
Risk-free interest rate	4.0%	4.6%	4.9%
Expected dividends	—	—	—
Weighted average fair value at grant date	$64.94	$94.75	$132.94

We recognized stock-based compensation related to our employee stock purchase plan of $15.1 million, $14.0 million and $20.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we expect to recognize $10.6 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.6 years.

Note 11. Common Stock Repurchase Programs

We enter into Accelerated Share Repurchase (“ASR”) agreements and Open Market Repurchase (“OMR”) programs providing for the repurchase of our common stock based on the volume-weighted average price during the term of the agreement, less an agreed upon discount. Under the terms of each ASR, the financial institution may be required to deliver additional shares of common stock at final settlement or, under certain circumstances, we may be required at our election, to either deliver shares or make a cash payment to the financial institution. The ASRs limit the number of shares we would be required to deliver.

In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (“January 2023 Repurchase Program”). The January 2023 Repurchase Program was completed in its entirety in the second quarter of 2025.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years. As of December 31, 2025, we have $831.2 million remaining available for repurchase under the April 2025 Repurchase Program.

The following tables summarize the total repurchases of our common stock pursuant to ASR agreements and OMR programs under the January 2023 and April 2025 Repurchase Programs for the years ended December 31, 2025 and 2024:

Accelerated Share Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$100.0	Q4 2023	465,518	$214.81
Q2 2024	January 2023	$150.0	Q2 2024	598,302	$250.73
Q4 2024	January 2023	$275.0	Q1 2025	1,241,509	$221.50
Q1 2025	January 2023	$225.0	Q2 2025	1,339,124	$168.02
Q3 2025	April 2025	$168.8	N/A1	1,203,883	$140.22

1     On August 5, 2025, we initiated a $200 million open market repurchase program, which was completed in January 2026. The amount paid, total shares received and average price per share per the table above are determined as of December 31, 2025.

As of December 31, 2025, we had $831.2 million available for repurchases under the April 2025 Repurchase Program. In January 2026, we repurchased $31.2 million of our common stock initiated in the Q3 2025 open market repurchase program.

Note 12. Employee Benefit Plans

We have a defined contribution retirement plan as defined in Section 401(k) of the Internal Revenue Code for our U.S. employees which covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of our employee’s salary deferral contributions up to 6% of the employee’s eligible compensation. We contributed approximately $9.7 million, $10.0 million and $9.5 million to the 401(k) plan during the years ended December 31, 2025, 2024 and 2023, respectively. We also have defined contribution retirement plans outside of the U.S. to which we contributed $59.9 million, $57.4 million and $55.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 13. Income Taxes

Net income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$280,926	$334,485	$315,643
Foreign	304,361	274,474	325,561
Net income before provision for income taxes	$585,287	$608,959	$641,204

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal
Current	$52,962	$95,027	$134,332
Deferred	14,385	1,578	(16,805)
	67,347	96,605	117,527
State
Current	13,977	13,702	28,535
Deferred	13,766	3,384	(3,157)
	27,743	17,086	25,378
Foreign
Current	74,689	56,653	51,306
Deferred	5,157	17,253	1,940
	79,846	73,906	53,246
Provision for (benefit from) income taxes	$174,936	$187,597	$196,151

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
US federal statutory income tax rate	$122,911	21.0%
State income taxes, net of federal tax benefit*	25,901	4.4
Foreign tax effects
Switzerland
Statutory tax rate difference between Switzerland and U.S.	(11,536)	(2.0)
Canton tax	3,233	0.6
Swiss tax rate change - Remeasurement of deferred tax assets	15,136	2.6
Other	4,102	0.7
Mexico
Impairment Loss	7,111	1.2
Other	1,303	0.2
Other Foreign Jurisdictions	14,135	2.4
Effect of cross-border tax laws:
Subpart F	21,622	3.7
Foreign-derived intangible income	(13,611)	(2.3)
Other	825	0.2
Tax Credits
Research and development tax credits	(7,840)	(1.3)
Nontaxable or Nondeductible Items
Share-based payment awards	17,335	3.0
Other	3,219	0.5
Changes in Unrecognized Tax Benefits	(29,673)	(5.1)
Other Adjustments	763	0.1
Income Tax expense	$174,936	29.9%

*State and local taxes in California, New York, Minnesota and New York City made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.2	2.9
U.S. tax on foreign earnings	5.4	3.7
Impact of differences in foreign tax rates	(2.0)	1.4
Stock-based compensation	3.4	3.0
Settlement on audits	—	0.1
Change in valuation allowance	0.9	(1.3)
Other items not individually material	(0.1)	(0.2)
Effective tax rate	30.8%	30.6%

As of December 31, 2025 and 2024, the significant components of our deferred tax assets and liabilities are (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and capital loss carryforwards	$1,683	$2,741
Reserves and accruals	61,496	67,221
Stock-based compensation	30,975	29,255
Deferred revenue	140,486	146,509
Capitalized research & development	23,021	32,027
Amortizable tax basis in intangibles	1,283,968	1,301,338
Other	649	12,282
Deferred tax assets before valuation allowance	1,542,278	1,591,373
Valuation allowance	(11,498)	(19,390)
Total deferred tax assets	1,530,780	1,571,983

Deferred tax liabilities:
Depreciation and amortization	$11,610	$16,485
Acquisition-related intangibles	16,357	28,868
Other	14,426	4,511
Total deferred tax liabilities	42,393	49,864
Net deferred tax assets	$1,488,387	$1,522,119

As of December 31, 2025, it was considered more likely than not that our deferred tax assets would be realized with the exception of certain interest expense carryovers, capital loss carryovers and unrealized translation losses as we are unable to forecast sufficient future profits to realize these deferred tax assets. The total valuation allowance as of December 31, 2025 was $11.5 million. During the year ended December 31, 2025, the valuation allowance decreased by $7.9 million primarily due to the change in deferred tax assets on certain interest expense and unrealized translation losses from our German subsidiaries. We may be required to adjust the valuation allowance for deferred tax assets if we determine, based on available evidence at the time of the determination, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment includes deferred tax assets associated with our Switzerland tax deductible basis created from our 2020 intra-entity transfer of intellectual property, which have a finite utilization period and depend on our ability to generate sufficient taxable income in that jurisdiction. Any changes to the valuation allowance, particularly those related to our Switzerland deferred tax assets, could have a material adverse effect on our results of operations.

As of December 31, 2025, we have foreign net operating loss carryforwards of approximately $4.7 million, attributed mainly to losses in Russia and Germany. The losses in Germany can be carried forward indefinitely. The operating loss carryforwards in Russia, if not utilized, will expire beginning 2033.

The changes in the balance of gross unrecognized tax benefits, which exclude interest and penalties, for the years ended December 31, 2025, 2024 and 2023, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits at January 1,	$145,534	$149,172	$141,560
Increases related to tax positions taken during the current year	8,879	12,264	8,616
Increases related to tax positions taken during a prior year	1,288	2,031	5,647
Decreases related to tax positions taken during a prior year	(4,286)	(3,924)	(533)
Decreases related to expiration of statute of limitations	(33,988)	(14,009)	(3,654)
Decreases related to settlement with tax authorities	—	—	(2,464)
Gross unrecognized tax benefits at December 31,	$117,427	$145,534	$149,172

The total amount of gross unrecognized tax benefits as of December 31, 2025 was $117.4 million, of which $111.9 million would impact our effective tax rate if recognized.

We file U.S. federal, U.S. state, and non-U.S. income tax returns. Our major tax jurisdictions include U.S. federal, the State of California and Switzerland. We are under IRS audit for U.S. federal tax returns from 2018 to 2020. For U.S state tax returns, we are no longer subject to tax examinations for years before 2020. With few exceptions, we are no longer subject to examination by other foreign tax authorities for years before 2017.

We have elected to recognize interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties included in tax expense for the years ended December 31, 2025, 2024 and 2023 as well as accrued as of December 31, 2025 and 2024 were not material.

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirement of ASU 2023-09 for the year ended December 31, 2025:

Year Ended December 31, 2025
United States - Federal	$72,872
United States - State and local	13,792
Israel	7,291
Other foreign jurisdictions	40,798
Total income taxes paid	$134,753

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$410,351	$421,362	$445,053
Denominator:
Weighted average common shares outstanding, basic	72,542	74,877	76,426
Dilutive effect of potential common stock	46	116	142
Total shares, diluted	72,588	74,993	76,568

Net income per share, basic	$5.66	$5.63	$5.82
Net income per share, diluted	$5.65	$5.62	$5.81

Anti-dilutive potential common shares [1]	1,239	685	293

1    Represents approximately 1,238 thousand RSU and 1 thousand ESPP weighted-average outstanding common stock equivalent shares for the year ended December 31, 2025, approximately 685 thousand RSU shares for the year ended December 31, 2024, and approximately 263 thousand RSU and 30 thousand ESPP weighted-average outstanding common stock equivalent shares for the year ended December 31, 2023 that are excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 15. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Taxes paid	$134,753	$177,082	$294,569
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$16,592	$18,974	$32,280
Final settlement of prior year stock repurchase forward contract	$—	$50,000	$40,000
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,856	$39,526	$33,714
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,291	$32,671	$27,901

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

Our CODM uses gross profit and income from operations to assess each reportable segment’s performance, by reviewing each measure against internal forecasts and historical performance. Our CODM may also benchmark each segment’s performance against our competitors and external expectations.

Summarized financial information by reportable segment is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net revenues
Clear Aligner	$3,245,404	$3,230,122	$3,199,329
Systems and Services	789,560	768,890	662,931
Total net revenues	$4,034,964	$3,999,012	$3,862,260
Cost of net revenues[1]
Clear Aligner	$1,058,893	$952,136	$911,291
Systems and Services	265,058	247,717	244,106
Total cost of goods sold	$1,323,951	$1,199,853	$1,155,397
Gross profit
Clear Aligner	$2,186,511	$2,277,986	$2,288,038
Systems and Services	524,502	521,173	418,825
Total gross profit	$2,711,013	$2,799,159	$2,706,863
Other Segment expenses
Clear Aligner	$1,151,720	$1,135,782	$1,105,781
Systems and Services	218,412	251,951	227,470
Unallocated corporate expenses	795,126	803,798	730,274
Total operating expenses	$2,165,258	$2,191,531	$2,063,525
Segment income from operations
Clear Aligner	$1,034,791	$1,142,204	$1,182,257
Systems and Services	306,090	269,222	191,355
Total segment income from operations	$1,340,881	$1,411,426	$1,373,612
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

The following table reconciles total segment income from operations in the table above to net income before provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total segment income from operations	$1,340,881	$1,411,426	$1,373,612
Unallocated corporate expenses	(795,126)	(803,798)	(730,274)
Total income from operations	545,755	607,628	643,338
Interest income	16,045	20,218	17,258
Other income (expense), net	23,487	(18,887)	(19,392)
Net income before provision for income taxes	$585,287	$608,959	$641,204

The following table includes certain non-cash expenses for each reportable segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation
Clear Aligner	$23,883	$22,888	$13,963
Systems and Services	1,525	1,595	1,293
Unallocated corporate expenses	160,462	149,220	138,770
Total stock-based compensation	$185,870	$173,703	$154,026
Depreciation and amortization
Clear Aligner	$151,565	$67,450	$64,781
Systems and Services	39,513	30,998	31,518
Unallocated corporate expenses	46,358	46,586	46,102
Total depreciation and amortization	$237,436	$145,034	$142,401

Our CODM does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net revenues [1]:
U.S.	$1,661,185	$1,695,696	$1,665,925
Switzerland	920,588	983,629	1,168,320
Other International	1,453,191	1,319,687	1,028,015
Total net revenues	$4,034,964	$3,999,012	$3,862,260
1    Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Long-lived assets, which includes Property, plant and equipment, net, and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	December 31,
	2025	2024
Long-lived assets [1]:
Switzerland	$493,584	$571,628
U.S.	200,343	207,689
Other International	545,848	605,193
Total long-lived assets	$1,239,775	$1,384,510
1    Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Note 17. Restructuring and Other Charges

2023 Restructuring

During 2023, we incurred approximately $14.0 million in restructuring expenses, of which $5.3 million remained unpaid and were included in Accrued liabilities as of December 31, 2023. As of December 31, 2024, we had no remaining restructuring liability related to the 2023 Restructuring.

2024 Restructuring

During 2024, we incurred approximately $37.0 million in restructuring expenses, of which $13.0 million remained unpaid and were included in Accrued liabilities as of December 31, 2024. For the year ended December 31, 2025, we reduced our

December 31, 2024 restructuring liability by approximately $14.6 million primarily due to cash payments, offset by approximately $2.1 million of additional restructuring expense recorded in Cost of net revenues.

The 2023 and 2024 restructuring charges were primarily related to involuntary termination benefits, including employee severance and other post-employment benefits.

2025 Restructuring

During the third quarter of 2025, we initiated a plan to realign certain business groups and reduce our global workforce. This plan represents our continued effort to right size our labor force with the current macroeconomic environment. We incurred $40.9 million in total restructuring expenses, primarily related to involuntary termination benefits, including employee severance and other post-employment benefits. We have recorded $5.5 million in Cost of net revenues and $35.4 million in Restructuring and other charges in our Consolidated Statements of Operations as of December 31, 2025. All charges recorded to Cost of net revenues were allocated to our Clear Aligner reportable segment and all charges recorded to Restructuring and other charges were unallocated corporate expenses. As of December 31, 2025, $17.1 million remained unpaid and was included in Accrued liabilities in our Consolidated Balance Sheets.

Activity related to the restructuring liabilities associated with our restructuring initiatives consist of the following (in thousands):

	For the twelve months ended December 31, 2024
	2023 Restructuring	2024 Restructuring	Total
Balance at beginning of period[1]	$5,299	$—	$5,299
Restructuring and other charges	(598)	36,991	36,393
Cash payments and adjustments	(4,701)	(23,990)	(28,691)
Balance at end of period[1]	$—	$13,001	$13,001
	For the twelve months ended December 31, 2025
	2024 Restructuring	2025 Restructuring[2]	Total
Balance at beginning of period[1]	$13,001	$—	$13,001
Restructuring and other charges	2,056	40,888	42,944
Cash payments and adjustments	(14,569)	(23,776)	(38,345)
Balance at end of period[1]	$488	$17,112	$17,600

1    Included in “Accrued liabilities” within our Consolidated Balance Sheets.
2    2025 restructuring activities include an immaterial amount of charges for non post-employment benefit related restructuring expense.
Note 18. Assets Held for Sale

In connection with the 2025 Restructuring activities, refer to Note 17 “Restructuring and Other Charges”, we have undertaken additional actions to optimize our manufacturing footprint. These actions include disposing, either by sale or other than by sale, of certain capital assets, including various manufacturing assets and facilities. For discussion of assets disposed of other than by sale refer to Note 1 “Summary of Significant Accounting Policies."

ASC Topic 360-10, Property, Plant and Equipment - Overall, requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets as held for sale after the following conditions have been satisfied: (1) management, having the appropriate authority, commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition, (3) the Company has initiated an active program to sell the asset, (4) it is probable the sale of the asset will be completed within one year, (5) the asset is being actively marketed for a reasonable price, and (6) it is unlikely the plan to sell the asset will significantly change. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation. An asset classified as held for sale is measured and reported at the lower of its carrying amount or its estimated fair value less cost to sell. Upon classification as held for sale, the Company assesses fair value less costs to sell at each reporting period until the asset is no longer classified as held for sale.

During the third quarter of 2025, the Company committed to a plan to sell a manufacturing facility, including land, building and building improvements (collectively the “disposal group”), located in Juarez, Mexico and determined the disposal group met the criteria for classification as held for sale. The Company classified the disposal group as held for sale for $27.9 million, which represents the disposal group’s fair value less estimated costs to sell. Fair value of the disposal group was determined utilizing two equally weighted valuation techniques, the Direct Capitalization and Direct Comparison methods. The Direct Capitalization method utilizes various inputs, including estimated market rents, vacancy rates and operating expenses, to determine an estimated net operating income, and a capitalization rate. The Direct Comparison method utilizes sales of comparable properties, adjusted for property differences such as location, physical characteristics and market conditions.

For the year ended December 31, 2025, we recognized an impairment loss of $23.1 million on assets held for sale, which was recorded within Cost of net revenues in our Consolidated Statements of Operations. The entire impairment loss was attributable to our Clear Aligner reportable segment. As of December 31, 2025, we had adjusted assets held for sale of $28.0 million, which are presented separately as Assets held for sale in our Consolidated Balance Sheets. We had no assets held for sale as of December 31, 2024.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.

See “Management’s Annual Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy, which is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, it is our policy that any trades by us will comply with applicable law, including laws with respect to insider trading.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 about our common stock that may be issued upon the awards granted to employees, consultants or members of our Board under all existing equity compensation plans, including our 2005 Annual Incentive Plan (“2005 Plan”) and 2010 Employee Stock Purchase Plan (“ESPP”), each as amended, and certain individual arrangements. Refer to Note 10 “Stockholders’ Equity” of the Notes to Consolidated Financial Statements for a description of our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,519,520	(1)	$	7,088,161	(2),(3)
Equity compensation plans not approved by security holders	—		—	—
Total	1,519,520		$	7,088,161

(1) Includes 1,249,704 restricted stock units (“RSUs”), 263,516 market-performance based RSUs (“MSUs”) at 100% target and 6,300 RSUs with performance conditions, which have an exercise price of zero.
(2) Includes 4,608,476 and 1,728,664 shares available for issuance under our 2005 Plan and ESPP, respectively. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights or the weighted average exercise price of outstanding rights under the ESPP.
(3) Includes additional 751,021 of potentially issuable MSUs if performance targets are achieved at maximum payout.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)Financial Statements

1.Consolidated financial statements
The following documents are filed as part of this Annual Report on Form 10-K:

2.The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II—Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2025, 2024 and 2023
All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions (Reductions) to Costs and Expenses	Write Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2023	$10,343	$8,002	$(3,452)	$14,893
Year Ended December 31, 2024	$14,893	$8,282	$(4,044)	$19,131
Year Ended December 31, 2025	$19,131	$18,738	$(3,656)	$34,213
Valuation allowance for deferred tax assets:
Year Ended December 31, 2023	$23,286	$(8,295)	$—	$14,991
Year Ended December 31, 2024	$14,991	$4,399	$—	$19,390
Year Ended December 31, 2025	$19,390	$(7,892)	$—	$11,498

(b)The following exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of Align Technology, Inc.	10-Q	8/6/2025	3.1
3.2	Amended and Restated Bylaws of Align Technology, Inc.	8-K	2/26/2026	3.1
4.1	Form of Specimen Common Stock Certificate	S-1/A (File No. 333-49932)	1/17/2001	4.1
4.2	Description of the Registered Securities of Align Technology, Inc.				*
10.1†	Align Technology, Inc. 2010 Employee Stock Purchase Plan (as amended and restated as of May 19, 2021)	8-K	5/20/2021	10.1
10.2†	Align Technology, Inc. 2005 Incentive Plan (as amended on May 21, 2025)	8-K	5/21/2025	10.1
10.3†	Form of RSU Agreement under 2005 Incentive Plan (Non-employee Director Form)	10-K	2/28/2020	10.5
10.4†	Align 2019 Global RSU Agreement	10-K	2/28/2019	10.6
10.5†	Form of RSU Agreement under 2005 Incentive Plan (CEO Form)	10-K	2/28/2025	10.7
10.6†	Form of RSU Agreement under 2005 Incentive Plan (Executive Officer Form for officers appointed after September 2016)	10-Q	5/5/2023	10.2
10.7†	Form of RSU Agreement under 2005 Incentive Plan (Executive Officer Form for officers appointed prior to September 2016)	10-Q	5/5/2023	10.3
10.8†	Form of MSU Agreement under 2005 Incentive Plan (CEO Form)	10-Q	5/5/2023	10.4
10.9†	Form of MSU Agreement under 2005 Incentive Plan (Executive Officer Form for officers appointed after September 2016)	10-Q	5/5/2023	10.5
10.10†	Form of MSU Agreement under 2005 Incentive Plan (Executive Officer Form for officers appointed prior to September 2016)	10-Q	5/5/2023	10.6
10.11†	Form of Employment Agreement by and between Align Technology, Inc. and each executive officer (non-CEO Form) (for executive officers appointed prior to September 2016)	10-Q	5/8/2008	10.3
10.12†	Form of Employment Agreement by and between Align Technology, Inc. and each executive officer (non-CEO Form) (for executive officers appointed after September 2016)	10-K	2/28/2017	10.8
10.13†	Amended and Restated Chief Executive Officer Employment Agreement, dated April 16, 2015, by and between Align Technology, Inc. and Joseph Hogan	10-Q	5/1/2015	10.30
10.14†	Employment Agreement, dated November 7, 2016, by and between Align Technology, Inc. and John F. Morici	10-Q	11/8/2016	10.2
10.15†	Form of Indemnification Agreement by and between Align Technology, Inc. and each of its directors and executive officers				*
10.16	Credit Agreement, dated July 21, 2020, by and among Align Technology, Inc. and the lenders party thereto from time to time and Citibank, N.A., as administrative agent	10-Q	10/30/2020	10.1
10.17	First Amendment, dated April 21, 2022, to Credit Agreement by and among Align Technology, Inc. and the lenders party thereto from time to time and Citibank, N.A., as administrative agent, dated July 21, 2020	10-K	2/27/2023	10.18
10.18	Second Amendment, dated December 23, 2022, to Credit Agreement by and among Align Technology, Inc. and the lenders party thereto from time to time and Citibank, N.A., as administrative agent, dated July 21, 2020	10-K	2/27/2023	10.19
10.19*	Share Purchase Agreement, dated September 1, 2023, by and among Align Holdings GmbH, Align Technology Switzerland GmbH and the Sellers provided therein	10-Q	11/3/2023	10.1
19.1	Align Technology, Inc. Insider Trading Policy				*
21.1	Subsidiaries of Align Technology, Inc.				*

Exhibit Number	Description	Form	Date	Exhibit Number Incorporated by Reference herein	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				*
31.1	Certifications of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
31.2	Certifications of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003				*
32.1t	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003				*
97.1	Align Technology, Inc. Clawback Policy	10-K	2/28/2024	97.1
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				*
101.SCH	Inline XBRL Taxonomy Extension Schema Document				*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				*
__________________________________

†	Management contract or compensatory plan or arrangement.
*
Certain information contained in this exhibit has been omitted because it is not material and (i) would likely cause competitive harm to the registrant if publicly disclosed or (ii) is the type that the registrant treats as private or confidential.

t	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan
President and Chief Executive Officer
Date:	February 27, 2026

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Joseph M. Hogan or John F. Morici, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH M. HOGAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Joseph M. Hogan

/s/ JOHN F. MORICI	Chief Financial Officer and Executive Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)	February 27, 2026
John F. Morici

/s/ KEVIN T. CONROY	Director	February 27, 2026
Kevin T. Conroy

/s/ KEVIN J. DALLAS	Director	February 27, 2026
Kevin J. Dallas

/s/ JOSEPH LACOB	Director	February 27, 2026
Joseph Lacob

/s/ C. RAYMOND LARKIN, JR.	Chairman of the Board	February 27, 2026
C. Raymond Larkin, Jr.

/s/ GEORGE J. MORROW	Director	February 27, 2026
George J. Morrow

/s/ ANNE M. MYONG	Director	February 27, 2026
Anne M. Myong

/s/ MOJDEH POUL	Director	February 27, 2026
Mojdeh Poul

/s/ ANDREA L. SAIA	Director	February 27, 2026
Andrea L. Saia

/s/ SUSAN E. SIEGEL	Director	February 27, 2026
Susan E. Siegel

/s/ BRITT VITALONE	Director	February 27, 2026
Britt Vitalone