Form 10-Q
period 2026-03-31
ALIGN TECHNOLOGY INC
filed 2026-05-06
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 1, 2026, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 71,618,127.

ALIGN TECHNOLOGY, INC.

Invisalign, Align, the Invisalign logo, ClinCheck, Invisalign Assist, Invisalign First, Invisalign Go, the Invisalign sonic logo, Vivera, SmartForce, SmartTrack, SmartStage, SmileView, iTero, iTero Element, iTero Lumina, Orthocad, exocad, Align Digital Platform, Align Oral Health Suite, Invisalign Smile Architect, Smile Architect, iTero exocad Connector, exocad Dental CAD, and Cubicure, among others, are trademarks and/or service marks of Align Technology, Inc. or one of its subsidiaries or affiliated companies and may be registered in the United States and/or other countries.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenues	$1,040,087	$979,262
Cost of net revenues	303,500	299,154
Gross profit	736,587	680,108
Operating expenses:
Selling, general and administrative	465,342	447,629
Research and development	98,658	97,201
Legal settlements	30,632	4,178
Total operating expenses	594,632	549,008
Income from operations	141,955	131,100
Interest income and other income (expense), net:
Interest income	3,911	5,316
Other income (expense), net	3,020	4,026
Total interest income and other income (expense), net	6,931	9,342
Net income before provision for income taxes	148,886	140,442
Provision for income taxes	36,115	47,212
Net income	$112,771	$93,230

Net income per share:
Basic	$1.58	$1.27
Diluted	$1.57	$1.27
Shares used in computing net income per share:
Basic	71,425	73,562
Diluted	71,614	73,615

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$112,771	$93,230
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	(5,295)	12,199
Other comprehensive income (loss)	(5,295)	12,199
Comprehensive income	$107,476	$105,429

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,059,834	$1,094,908
Accounts receivable, net of allowance for doubtful accounts of $36,361 and $34,213, respectively	1,125,114	1,101,757
Inventories	214,944	226,343
Prepaid expenses and other current assets	215,706	165,571
Assets held for sale	39,832	27,983
Total current assets	2,655,430	2,616,562
Property, plant and equipment, net	1,108,092	1,131,453
Operating lease right-of-use assets, net	110,223	108,322
Goodwill	503,041	491,833
Intangible assets, net	100,818	93,933
Deferred tax assets	1,471,425	1,513,542
Other assets	365,144	278,048
Total assets	$6,314,173	$6,233,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,720	$121,450
Accrued liabilities	546,879	536,749
Deferred revenues	1,235,254	1,261,816
Total current liabilities	1,905,853	1,920,015
Income tax payable	67,287	68,200
Operating lease liabilities	83,422	82,507
Other long-term liabilities	108,192	113,824
Total liabilities	2,164,754	2,184,546
Commitments and contingencies (Note 6 and Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 71,617 and 71,364 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,530,934	1,509,595
Accumulated other comprehensive income, net	70,093	75,388
Retained earnings	2,548,385	2,464,157
Total stockholders’ equity	4,149,419	4,049,147
Total liabilities and stockholders’ equity	$6,314,173	$6,233,693

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2026	Shares	Amount
Balance as of December 31, 2025	71,364	$7	$1,509,595	$75,388	$2,464,157	$4,049,147
Net income	—	—	—	—	112,771	112,771
Net change in foreign currency translation adjustment	—	—	—	(5,295)	—	(5,295)
Issuance of common stock relating to employee equity compensation plans	592	—	11,718	—	—	11,718
Tax withholdings related to net share settlements of equity awards	(153)	—	(28,651)	—	—	(28,651)
Common stock repurchased and retired	(186)	—	(2,652)	—	(28,543)	(31,195)
Stock-based compensation	—	—	40,924	—	—	40,924
Balance as of March 31, 2026	71,617	$7	$1,530,934	$70,093	$2,548,385	$4,149,419

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended March 31, 2025	Shares	Amount
Balance as of December 31, 2024	73,849	$7	$1,362,234	$5,978	$2,483,766	$3,851,985
Net income	—	—	—	—	93,230	93,230
Net change in foreign currency translation adjustment	—	—	—	12,199	—	12,199
Issuance of common stock relating to employee equity compensation plans	393	—	13,909	—	—	13,909
Tax withholdings related to net share settlements of equity awards	(99)	—	(19,577)	—	—	(19,577)
Common stock repurchased and retired	(1,086)	—	(14,756)	—	(187,744)	(202,500)
Stock-based compensation	—	—	44,997	—	—	44,997
Balance as of March 31, 2025	73,057	$7	$1,386,807	$18,177	$2,389,252	$3,794,243

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,771	$93,230
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	40,644	33,683
Depreciation and amortization	56,548	39,148
Stock-based compensation	40,924	44,997
Non-cash operating lease cost	10,062	9,457
Gain on Assets held for sale	(11,699)	—
Fair value adjustment for equity investment	(7,724)	—
Other non-cash operating activities	7,309	2,950
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(40,989)	(65,302)
Inventories	9,349	7,396
Prepaid expenses and other assets	(44,492)	(21,970)
Accounts payable	4,929	8,575
Accrued and other long-term liabilities	5,376	(67,877)
Long-term income tax payable	(913)	3,316
Deferred revenues	(31,053)	(34,927)
Net cash provided by operating activities	151,042	52,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(18,963)	—
Purchase of property, plant and equipment	(30,785)	(25,289)
Investment in convertible notes	(31,342)	—
Purchase of equity investments	(50,491)	—
Net cash used in investing activities	(131,581)	(25,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,718	13,909
Common stock repurchases, net of excise tax	(31,195)	(201,088)
Payroll taxes paid upon the vesting of equity awards	(28,651)	(19,577)
Net cash used in financing activities	(48,128)	(206,756)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(6,387)	8,480
Net decrease in cash, cash equivalents, and restricted cash	(35,054)	(170,889)
Cash, cash equivalents and restricted cash at beginning of the period	1,096,186	1,044,963
Cash, cash equivalents and restricted cash at end of the period	$1,061,132	$874,074
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Align Technology, Inc. (“we”, “our”, the “Company” or “Align”) on a consistent basis with the audited Consolidated Financial Statements for the year ended December 31, 2025, and contain all adjustments, including normal recurring adjustments, necessary to fairly state the information set forth herein. These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the unaudited Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and we make no representations related thereto.

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

In connection with the 2025 Restructuring activities discussed in Note 14 “Restructuring and Other Charges,” we committed to a plan to dispose of, other than by sale, specifically identified manufacturing assets prior to the end of their estimated useful lives during the third quarter of 2025. Accordingly, we have revised the estimated useful lives of these assets to reflect our use through the disposal date. For the three months ended March 31, 2026, we recorded $15.6 million of accelerated depreciation expense related to these assets. The increase in depreciation expense negatively impacted Net income, net of tax, by $11.8 million or $0.17 per basic share and $0.16 per diluted share. We have materially completed the disposition of these assets as of March 31, 2026.

Certain Risks and Uncertainties

Financial instruments which potentially expose the Company to concentration of credit risk, consist principally of cash and cash equivalents. These instruments have minimal credit risk exposures. Management regularly monitors their compositions and maturities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. Through March 31, 2026, the Company has not experienced any material credit losses on such deposits.

We purchase certain inventory from sole suppliers. Additionally, we rely on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Recent Accounting Pronouncements

(i) New Accounting Pronouncements Recently Adopted

On July 30, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 (“ASU 2025-05”), “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this update provide a practical expedient for entities estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606,

Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the financial statements and related disclosures.

(ii) Recent Accounting Pronouncements Not Yet Effective

On September 29, 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract," which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The new guidance excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those periods. Early adoption is permitted. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.

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

Note 2. Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and marketable securities balances in our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in thousands):

					Reported as:
March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$860,883	$—	$—	$860,883	$860,883
Money market funds	183,339	—	—	183,339	183,339
Certificate of deposits	15,612	—	—	15,612	15,612
Total	$1,059,834	$—	$—	$1,059,834	$1,059,834

					Reported as:
December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$770,051	$—	$—	$770,051	$770,051
Money market funds	308,940	—	—	308,940	308,940
Certificates of deposit	15,917	—	—	15,917	15,917
Total	$1,094,908	$—	$—	$1,094,908	$1,094,908

We had no short-term or long-term marketable securities as of March 31, 2026 or December 31, 2025.

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

Level 3 — Inputs to the valuation techniques that are unobservable for the assets or liabilities.

The following tables summarize our financial assets measured at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

Description	Balance as of March 31, 2026	Level 1
Cash equivalents:
Money market funds	$183,339	$183,339
Certificate of deposits	15,612	15,612
Total	$198,951	$198,951

Description	Balance as of December 31, 2025	Level 1
Cash equivalents:
Money market funds	$308,940	$308,940
Certificate of deposits	15,917	15,917
Total	$324,857	$324,857

We have investments in convertible notes of $40.5 million that are classified as loans receivable and measured on an amortized cost basis, net of an allowance for credit losses and included in Other assets within our Condensed Consolidated Balance Sheets. The instruments are classified within Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. As of March 31, 2026, the carrying value of our loans receivable approximated the fair value.

We had no Level 2 instruments as of March 31, 2026 or December 31, 2025.

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of financial assets and include the cash proceeds as a part of our cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under factoring arrangements were $11.2 million and $6.4 million during the three months ended March 31, 2026 and 2025, respectively. Factoring fees on the sales of receivables were recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations and were not material.

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

On April 24, 2023 and April 22, 2024, we entered into Subscription Agreements (the “Heartland Subscription Agreements”) with Heartland Dental Holding Corporation (“Heartland”). Pursuant to the Subscription Agreements, we acquired less than a 5% equity interest in total through the purchase of Class A Common Stock for $150.0 million ($75.0 million each in April 2023 and April 2024). In the fourth quarters of 2024 and 2025, we recorded a $6.0 million and $18.0 million increase to the carrying value of our Heartland investment, respectively. These adjustments increased the total carrying value of our investment in Heartland to $174.0 million as of December 31, 2025.

On March 19, 2026, we entered into a new Subscription Agreement with Heartland (the “March 2026 Subscription Agreement”). Pursuant to the March 2026 Subscription Agreement, we acquired additional Class A Common Stock for $50.0 million. Following this investment, our total equity interest in Heartland was still less than 5%. Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we recorded a $7.7 million increase to the carrying value of our Heartland investment in the first quarter of 2026. The total carrying value of our investment in Heartland was $231.7 million as of March 31, 2026.

On December 19, 2024 and June 5, 2025, we entered into Subscription Agreements (the “Smile Doctors Subscription Agreements”) with New SD Holding Company, L.P. (“SD Holding Company”). Pursuant to the Smile Doctors Subscription Agreements, we acquired less than a 3% equity interest through the purchase of Class A Common Units for $40 million. SD Holding Company owns a controlling interest, through intermediary entities, in Smile Doctors, LLC. Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we determined that no adjustment to the carrying value of our investment was necessary for the three months ended March 31, 2026.

Our investments in privately held companies in which we can exercise significant influence are accounted for as equity method investments. We have elected to account for our equity method investments under the fair value option. As of March 31, 2026, we did not hold any material investments in which we exercised significant influence.

The carrying value of our investments in equity securities and equity method investments are reported in our Condensed Consolidated Balance Sheets as Other assets and any price adjustments or impairment, if any, are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy. As a result of the settlement of foreign currency forward contracts, we recognized a net gain of $8.0 million and a net loss of $11.5 million during the three months ended March 31, 2026 and 2025, respectively. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the fair value of outstanding foreign exchange forward contracts was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€227,700	$262,936
Canadian Dollar	C$87,800	63,105
Polish Zloty	PLN176,500	47,451
British Pound	£35,500	47,032
Israeli Shekel	ILS80,500	25,479
Japanese Yen	¥2,900,000	18,286
Brazilian Real	R$88,000	16,726
Chinese Yuan	¥39,800	5,784
Swiss Franc	CHF2,700	3,386
New Taiwan Dollar	NT$106,600	3,306
New Zealand Dollar	NZ$4,700	2,697
Korean Won	₩3,870,000	2,529
Australian Dollar	A$3,400	2,337
Czech Koruna	Kč13,700	645
Total notional contract amount		$501,699

	December 31, 2025
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€183,700	$215,895
Canadian Dollar	C$90,000	65,802
British Pound	£38,500	51,782
Polish Zloty	PLN174,800	48,605
Israeli Shekel	ILS80,500	25,283
Japanese Yen	¥3,200,000	20,447
Brazilian Real	R$63,500	11,440
Chinese Yuan	¥52,000	7,461
Swiss Franc	CHF4,200	5,316
New Taiwan Dollar	NT$121,500	3,851
New Zealand Dollar	NZ$6,020	3,474
Korean Won	₩4,600,000	3,207
Australian Dollar	A$3,500	2,337
Czech Koruna	Kč26,000	1,262
Total notional contract amount		$466,162

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$96,429	$107,296
Work in process	68,890	65,679
Finished goods	49,625	53,368
Total inventories	$214,944	$226,343

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Value added tax receivables[1]	$51,387	$55,819
Prepaid expenses	107,260	62,478
Other current assets	57,059	47,274
Total prepaid expenses and other current assets	$215,706	$165,571
1 Refer to Note 7 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for discussion of tax matter.

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and benefits	$205,321	$226,149
Accrued expenses	67,676	61,049
Accrued professional fees	48,270	12,245
Accrued sales and marketing expenses	35,012	29,941
Accrued income taxes	34,916	44,049
Current operating lease liabilities	32,622	31,939
Accrued property, plant and equipment	7,455	10,469
Other accrued liabilities	115,607	120,908
Total accrued liabilities	$546,879	$536,749

Accrued warranty, which is included in the “Other accrued liabilities” category of the Total accrued liabilities table above, consists of the following activity (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$24,411	$31,211
Charged to cost of net revenues	(6,776)	4,719
Actual warranty expenditures	(2,748)	(3,332)
Balance at end of period	$14,887	$32,598

Deferred revenues consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred revenues - current	$1,235,254	$1,261,816
Deferred revenues - long-term [1]	77,863	85,543
Total deferred revenues	$1,313,117	$1,347,359
1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026 and 2025, we recognized $1,040.1 million and $979.3 million of net revenues, respectively, of which $246.4 million and $246.0 million was included in the deferred revenues balance at December 31, 2025 and 2024, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of March 31, 2026 were $1,314.3 million. These performance obligations are expected to be fulfilled over a period of up to five years.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the three months ended March 31, 2026, categorized by reportable segment, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2025	$164,255	$327,578	$491,833
Additions from acquisition[1]	—	18,592	18,592
Foreign currency translation adjustments	(1,615)	(5,769)	(7,384)
Balance as of March 31, 2026	$162,640	$340,401	$503,041
1 We recorded $18.6 million of goodwill within the Systems and Services segment for an immaterial acquisition that was completed in the first quarter of 2026. The amount recorded is based on preliminary estimates of the fair values of assets acquired and liabilities assumed and is subject to adjustment during the measurement period.

Intangible Assets

Acquired intangible assets, excluding intangibles that were fully amortized, are as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of March 31, 2026	Accumulated Amortization	Net Carrying Value as of March 31, 2026
Existing technology	11	$146,651	$(70,849)	$75,802
Customer relationships	10	21,500	(12,900)	8,600
Trademarks and tradenames	7	9,800	(8,400)	1,400
Patents	12	480	(330)	150
Total finite-lived intangible assets		178,431	$(92,479)	85,952
In-process research and development[1]		12,554		12,554
Foreign currency translation adjustments				2,312
Total intangible assets, net				$100,818
1 In connection with the immaterial acquisition completed during the first quarter of 2026, the Company recorded $12.6 million in acquired in-process research and development within the Systems and Services segment.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2025	Accumulated Amortization	Net Carrying Value as of December 31, 2025
Existing technology	11	$146,651	$(67,138)	$79,513
Customer relationships	10	21,500	(12,363)	9,137
Trademarks and tradenames[1]	7	9,800	(8,050)	1,750
Patents	12	480	(320)	160
		$178,431	$(87,871)	90,560
Foreign currency translation adjustments				3,373
Total intangible assets, net				$93,933
1 The weighted average amortization period decreased from 10 years to 7 years due to an intangible asset with a useful life of 15 years becoming fully amortized during the first quarter of 2025.

The total estimated future amortization expense for the acquired finite-lived intangible assets as of March 31, 2026 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2026	$13,314
2027	15,607
2028	14,505
2029	14,505
2030	6,328
2031	3,615
Thereafter	18,078
Total	$85,952

Amortization expense for the three months ended March 31, 2026 and 2025 was $4.8 million and $4.6 million, respectively.

Note 5. Credit Facility

We maintain a credit facility, as amended in March 2026, that includes a $300.0 million unsecured revolving line of credit and a $50.0 million letter of credit sub-limit. The facility matures on December 23, 2027 and loans under the facility accrue interest, at our election, based on either the Secured Overnight Financing Rate (“SOFR”) for the applicable period or a base rate, in each case plus an applicable margin.

The facility includes financial covenants and performance requirements. As of March 31, 2026, we had no outstanding borrowings under the facility and were in compliance with the terms and conditions of the facility in all material respects.

Note 6. Legal Proceedings

Under Securities and Exchange Commission Regulation S-K, Item 103, we are required to briefly describe any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our or our subsidiaries’ property is subject.

The descriptions below are intended to comply with such regulations based on information reasonably known to us as of the date of this Quarterly Report on Form 10-Q. These descriptions are not intended to imply or predict outcomes in any of the matters described or any other litigation or disputes to which we are or may hereafter be a party. We are currently unable to predict the outcome of these lawsuits or any future litigation, and therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

During the three months ending March 31, 2026, we accrued $30.6 million for legal settlements.

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

On July 9, 2024, Defendants filed counterclaims against us alleging antitrust violations and unfair competition. Among other things, the counterclaims seek injunctive relief and money damages. On August 29, 2025, Defendants filed amended counterclaims, which additionally allege that Align procured certain materials patents by fraud. On September 26, 2025, Align filed a motion to dismiss the amended counterclaims. That motion is still pending. On March 24, 2026, both Plaintiffs and Defendants filed summary-judgment and Daubert motions. Briefing is ongoing. The matter is currently set for trial beginning on June 22, 2026.

On April 10, 12 and 14, 2025, Defendants filed eight inter partes review (“IPR”) petitions with the United States Patent Trial and Appeal Board (“PTAB”), alleging that eight of the patents asserted by Align against the Defendants are unpatentable. On October 23, 2025, the PTAB issued decisions denying institution of two of Defendants eight IPRs. On October 23, October 27, October 30, and November 6, 2025, the PTAB issued decisions instituting proceedings on the remaining six IPRs. We anticipate that the final decisions from the PTAB on each IPR will be issued no later than November 9, 2026. We believe the petitions are without merit and intend to defend ourselves vigorously.

We believe Defendants’ counterclaims are without merit and intend to vigorously defend ourselves.

Angelalign Litigation

On August 15, 2025, we initiated two actions in the European Unified Patent Court against various Angelalign entities including Angelalign Technology, Inc.; Angelalign France Technology SASU; Europe Angelalign Technology B.V.; Angelalign Technology (Germany) GmbH; Italy Angelalign Technology S.R.L. and Shanghai EA Medical Instruments Co., Ltd. One of these actions, alleging infringement of a patent related to user interfaces for treatment planning, sought provisional measures (i.e., provisional remedies) including a preliminary injunction. The other action alleged infringement of a patent related to the “power ridge” feature of clear aligners. Subsequently, on November 27, 2025, we initiated a third action in the Unified Patent Court against the same entities seeking provisional measures for infringement of a patent related to treatments in complex cases. The accused entities challenged the validity of the asserted patent in each of these actions. On January 13, 2026,

Angelalign Technology (Germany) GmbH filed an action in the European Patent Office challenging the validity of the treatment-planning patent referenced above.

On February 12, 2026, the Unified Patent Court issued its decision in the provisional-measures action related to treatment planning, entering a preliminary injunction in Align’s favor and against Angel that prohibits Angel from using its “Live Now” feature, a user interface for treatment planning. Angel must pay €20,000 EUR per day or cease offering this infringing software feature. Angel was also ordered to pay interim costs of €400,000 EUR to Align. Angel has appealed the decision issued in this provisional-measures action. On March 16, 2026, Align initiated a merits infringement action under the treatment-planning patent seeking a permanent injunction and damages. This merits action additionally named UK Angelalign Technology Ltd. and Angel Technology Spain, S.L. as defendants.

The actions before the Unified Patent Court related to the “power ridge” feature and to treatments in complex cases referenced above are currently pending.

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

On August 18, 2025, we initiated two actions in China’s Zhengzhou Intermediate People’s Court against Shanghai Angelalign Medical Devices Co., Ltd.; Wuxi Angelalign Medical Device Technology Co., Ltd.; and Wuxi Angelalign Biotechnology Co., Ltd. These actions allege infringement of patents related to tooth attachments and treatment planning. Separately, on September 10, 2025, we filed an action against the same entities in the Jinan Intermediate People’s Court alleging infringement of a patent related to extraction site closure. And on January 12, 2026, we filed an action against these entities in the Fuzhou Intermediate People’s Court alleging infringement of a patent related to extraction site closure. On April 4, 2026, we initiated an additional civil action against these entities alleging infringement of a patent related to treatment planning. These actions are currently pending.

On January 16, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed a petition with the China National Intellectual Property Administration (“CNIPA”) challenging the validity of our patent related to extraction site closure, which patent is the subject of the above-referenced infringement action filed before Jinan Intermediate People’s Court. On January 22 and February 12, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed two separate petitions with the CNIPA challenging the validity of our patent related to tooth attachments and another patent related to treatment planning, both of which are the subject of the above-referenced infringement actions filed with Zhengzhou Intermediate People’s Court. These invalidity actions are currently pending.

On August 22, 2025, Shanghai Angelalign Medical Devices Co., Ltd. and Wuxi Angelalign Medical Devices Technology Co., Ltd. initiated an action against us in the Beijing Intellectual Property Court. The complaint alleges that we infringe a patent relating to undercut detection for mold manufacturing. We believe that these allegations are without merit and intend to defend ourselves vigorously. On January 19, 2026, we filed a petition with the CNIPA challenging the validity of the above-referenced Angel patent related to undercut detection for mold manufacturing.

On September 23, 2025, we filed a complaint at the U.S. International Trade Commission (“ITC”) against Angelalign Technology Inc., Wuxi EA Medical Instruments Technologies Ltd.; Wuxi EA Bio-Tech Co., Ltd.; Shanghai EA Medical Instruments Co., Ltd.; and USA Angelalign Technology Corp. (collectively, “the ITC Respondents”). This complaint alleges unlawful importation and sale of clear aligners that infringe patents related to multilayer materials for clear aligners and “bite ramp” and “power ridge” features of clear aligners, in violation of 19 U.S.C.§ 1337. Further, the complaint requests that the ITC institute an investigation and issue an exclusion order blocking the ITC Respondents’ importation of infringing products into the United States, and a cease-and-desist order prohibiting the ITC Respondents from selling, marketing, or transferring infringing products within the United States. On December 19, 2025, the ITC instituted the requested investigation, which is currently pending. On January 26, 2026, the Chief Administrative Law Judge (“CALJ”) presiding over the investigation set a 14.7-month target date of March 22, 2027, which is the date by which the ITC’s final determination is expected to be issued. On February 10, 2026, the CALJ issued a Procedural Schedule setting the evidentiary hearing (trial) in the investigation for July 20-24, 2026. The CALJ’s initial determination on the merits is due by November 20, 2026.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of March 31, 2026, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of March 31, 2026, the Align Technology, Inc. 2005 Incentive Plan, as amended, has a total reserve of 34,668,895 shares, of which 2,815,995 shares are available for issuance.

Summary of Stock-Based Compensation Expense

Stock-based compensation related to our stock-based awards and employee stock purchase plan for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of net revenues	$1,620	$1,538
Selling, general and administrative	28,992	30,866
Research and development	10,312	12,593
Total stock-based compensation	$40,924	$44,997

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on the closing price of our stock on the date of grant. Generally, RSUs vest over a period of four years.

A summary for the three months ended March 31, 2026 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2025	1,250	$256.80
Granted	770	189.99
Vested and released	(430)	287.72
Forfeited	(33)	235.20
Unvested as of March 31, 2026	1,557	$215.68	1.98	$266,886

As of March 31, 2026, we expect to recognize $286.3 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 3.1 years.

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

The following table summarizes the MSU performance activity for the three months ended March 31, 2026:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2025	263	$507.88
Granted	149	378.44
Vested and released[1]	(59)	629.53
Forfeited	(28)	559.27
Unvested as of March 31, 2026	325	$421.83	2.14	$55,691
1 Includes MSUs vested during the period below 100% of the original grant as actual shares released are based on our stock performance relative to a market index over the vesting period.

As of March 31, 2026, we expect to recognize $78.4 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 2.14 years.

Restricted Stock Units with Performance Conditions (“PSUs”)

Our PSUs typically include a service and performance condition. We recognize share-based compensation expense for PSUs if it is probable that the performance condition will be achieved. As of March 31, 2026, the service and performance condition was not met, and there are no outstanding performance shares and no remaining unrecognized stock based compensation to record.

Employee Stock Purchase Plan

As of March 31, 2026, we have 1,626,275 shares available for future issuance under the Align Technology, Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	1.0	1.1
Expected volatility	44.3%	40.9%
Risk-free interest rate	3.6%	4.2%
Expected dividends	—	—
Weighted average fair value at grant date	$55.37	$70.62

As of March 31, 2026, we expect to recognize $9.0 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.9 years.

Note 9. Common Stock Repurchase Programs

In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “January 2023 Repurchase Program”). The January 2023 Repurchase Program was completed in its entirety in the second quarter of 2025.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years. As of March 31, 2026, we have $800.0 million remaining available for repurchase under the April 2025 Repurchase Program.

The following tables summarize the total repurchases of our common stock pursuant to Accelerated Share Repurchase (“ASR”) agreements and Open Market Repurchase (“OMR”) programs under the January 2023 and April 2025 Repurchase Programs:

Accelerated Share Repurchase Agreements

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$100.0	Q4 2023	465,518	$214.81
Q2 2024	January 2023	$150.0	Q2 2024	598,302	$250.73
Q4 2024	January 2023	$275.0	Q1 2025	1,241,509	$221.50
Q1 2025	January 2023	$225.0	Q2 2025	1,339,124	$168.02
Q3 2025[1]	April 2025	$200.0	Q1 2026	1,390,364	$143.85
1 On August 5, 2025, we initiated a $200 million open market repurchase program, which was completed in January 2026.

In January 2026, we repurchased approximately 0.2 million shares of our common stock at an average price of $167.28 per share for an aggregate purchase price of approximately $31.2 million.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $36.1 million and $47.2 million for the three months ended March 31, 2026 and 2025, respectively, representing effective tax rates of 24.3% and 33.6%, respectively. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended March 31, 2026 and 2025 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expenses in the U.S., partially offset by the foreign income taxed at different rates.

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

Our total gross unrecognized tax benefits, excluding interest and penalties, were $119.0 million and $117.4 million as of March 31, 2026 and December 31, 2025, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three months ended March 31, 2026.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$112,771	$93,230
Denominator:
Weighted average common shares outstanding, basic	71,425	73,562
Dilutive effect of potential common stock	189	53
Total shares, diluted	71,614	73,615

Net income per share, basic	$1.58	$1.27
Net income per share, diluted	$1.57	$1.27

Anti-dilutive potential common shares[1]	845	964
1 Represents approximately 843 thousand RSU and 2 thousand ESPP weighted-average outstanding common stock equivalent shares for the three months ended March 31, 2026 and approximately 964 thousand RSU weighted average outstanding common stock equivalent shares for the three months ended March 31, 2025 that are excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive.

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$14,444	$13,851
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,498	$9,592
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,706	$5,024

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

Summarized financial information by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenues
Clear Aligner	$856,024	$796,843
Systems and Services	184,063	182,419
Total net revenues	$1,040,087	$979,262
Cost of net revenues[1]
Clear Aligner	$243,155	$234,754
Systems and Services	60,345	64,400
Total cost of net revenues	$303,500	$299,154
Gross profit
Clear Aligner	$612,869	$562,089
Systems and Services	123,718	118,019
Total gross profit	$736,587	$680,108
Other Segment expenses
Clear Aligner	$305,070	$301,865
Systems and Services	57,642	59,556
Unallocated corporate expenses	231,920	187,587
Total operating expenses	$594,632	$549,008
Segment income from operations
Clear Aligner	$307,799	$260,224
Systems and Services	66,076	58,463
Total segment income from operations	$373,875	$318,687
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

Income from operations for each segment includes all geographic revenues, related cost of net revenues and operating expenses directly attributable to the reportable segment. Certain operating expenses are not directly attributable to a reportable segment and must be allocated. Each allocation is measured differently based on the nature of the cost being allocated. Certain other operating expenses are not specifically allocated to segment income from operations and generally include various corporate expenses such as stock-based compensation and costs related to information technology (“IT”), facilities, human resources, accounting and finance, legal and regulatory, other separately managed general and administrative costs outside the reportable segments and restructuring costs.

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Total segment income from operations	$373,875	$318,687
Unallocated corporate expenses	(231,920)	(187,587)
Total income from operations	141,955	131,100
Interest income	3,911	5,316
Other income (expense), net	3,020	4,026
Net income before provision for income taxes	$148,886	$140,442

The following table includes certain non-cash expenses for each reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation
Clear Aligner	$5,949	$5,818
Systems and Services	377	403
Unallocated corporate expenses	34,598	38,776
Total stock-based compensation	$40,924	$44,997
Depreciation and amortization
Clear Aligner[1]	$37,638	$18,904
Systems and Services	10,534	8,469
Unallocated corporate expenses	8,376	11,775
Total depreciation and amortization	$56,548	$39,148
1 Includes $15.6 million of accelerated depreciation as disclosed in Note 1 “Summary of Significant Accounting Policies."

Our CODM does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenues [1]:
U.S.	$404,488	$423,318
Switzerland	245,148	224,132
Other International	390,451	331,812
Total net revenues	$1,040,087	$979,262
1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Long-lived assets, which includes Property, plant and equipment, net and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	March 31, 2026	December 31, 2025
Long-lived assets [1]:
Switzerland	$480,698	$493,584
U.S.	197,753	200,343
Other International	539,864	545,848
Total long-lived assets	$1,218,315	$1,239,775
1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Note 14. Restructuring and Other Charges

2024 Restructuring

In the fourth quarter of 2024, we incurred approximately $37.0 million in restructuring expenses, of which $13.0 million remained unpaid and were included in Accrued liabilities as of December 31, 2024. During the year ended 2025, we reduced our December 31, 2024 restructuring liability by approximately $14.6 million primarily due to cash payments, offset by approximately $2.1 million of additional restructuring expense recorded in Cost of net revenues. As of March 31, 2026, we had no remaining restructuring liability related to the 2024 Restructuring.

2025 Restructuring

In the third quarter of 2025, we initiated a plan to realign certain business groups and reduce our global workforce as part of our continued effort to right size our labor force in response to the current macroeconomic environment. We incurred approximately $40.9 million in restructuring expenses, of which $17.1 million remained unpaid and were included in Accrued liabilities as of December 31, 2025. For the three months ended March 31, 2026, we reduced our December 31, 2025 restructuring liability by approximately $11.6 million primarily due to cash payments, offset by approximately $0.7 million of additional restructuring expenses, most of which was recorded in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. As of March 31, 2026, $6.3 million remained unpaid and was included in Accrued liabilities in our Condensed Consolidated Balance Sheets.

We have completed the 2025 restructuring plan and incurred approximately $41.6 million in total restructuring expenses. We do not expect to incur additional restructuring expenses in connection with the plan.

The 2024 and 2025 restructuring activities were primarily related to involuntary termination benefits, including employee severance and other post-employment benefits.

Activity related to the restructuring liabilities associated with our restructuring initiatives consists of the following (in thousands):

	For the twelve months ended December 31, 2025
	2024 Restructuring	2025 Restructuring[2]	Total
Balance at beginning of period[1]	$13,001	$—	$13,001
Restructuring and other charges	2,056	40,888	42,944
Cash payments and adjustments	(14,569)	(23,776)	(38,345)
Balance at end of period[1]	$488	$17,112	$17,600

	For the three months ended March 31, 2026
	2024 Restructuring	2025 Restructuring[2]	Total
Balance at beginning of period[1]	$488	$17,112	$17,600
Restructuring and other charges	—	726	726
Cash payments and adjustments	(488)	(11,575)	(12,063)
Balance at end of period[1]	$—	$6,263	$6,263
1 Included in “Accrued liabilities” within our Condensed Consolidated Balance Sheets.
2 2025 restructuring activities include an immaterial amount of charges for non post-employment benefit related restructuring expense.

Note 15. Assets Held for Sale

In connection with the 2025 restructuring activities discussed in Note 14 “Restructuring and Other Charges,” during the third quarter of 2025, we committed to a plan to sell a manufacturing facility, including land, building and building improvements (collectively the “disposal group”) in Juarez, Mexico. During the third quarter of 2025, we classified the disposal group as held for sale for $27.9 million and recognized an impairment loss of $23.1 million, which was recorded within Cost of net revenues and attributable to our Clear Aligner reportable segment. As of December 31, 2025, we had assets held for sale of $28.0 million.

During the first quarter of 2026, we recognized a gain of $11.7 million resulting from an increase in fair value less costs to sell, driven by updated market‑based information. The gain was recorded within Cost of net revenues in our Condensed Consolidated Statement of Operations and was attributable to our Clear Aligner reportable segment. As of March 31, 2026, we had assets held for sale of $39.8 million, which are presented separately as Assets held for sale in our Condensed Consolidated Balance Sheets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives, business strategy and growth drivers, and the means to achieve them; our beliefs and expectations regarding macroeconomic conditions, including fluctuations in currency exchange rates, higher interest rates, market volatility, uncertainty surrounding future United States trade policies, tariffs, customs duties and fees, and retaliatory actions by other nations in light of recent U.S. Supreme Court decision on the constitutionality of tariffs, inflation, threats of or actual economic slowdowns or recessions and geopolitical tensions; our expectations and beliefs regarding customer and consumer confidence, purchasing behavior and demand for dental services and changes in consumer spending habits; our expectations regarding product mix, product launches, product pilots and product adoption; our expectations regarding competition and our ability to compete in our target markets; our expectations regarding the sales growth of our clear aligners, intraoral scanners and other products; our expectations regarding the impact of the military conflicts in the Middle East, Ukraine and China, on our employees, operations and assets; our marketing and efforts to build our brand awareness; our estimates regarding the size and opportunities of our target markets along with our expectations for growth in those markets and potential collaboration opportunities; our beliefs regarding the general impact of technological innovation and on our particular solutions and products; our beliefs regarding digital dentistry and its potential to impact our business and transform dentistry; our intentions regarding expansion of our business and any impacts on our operational flexibility and responsiveness to customer demand; our expectations regarding our tax positions and the judgments we make related to our tax obligations; our beliefs regarding the importance of our manufacturing operations on our success; our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio; our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates; our expectations regarding the existence and impact of seasonality; our expectations regarding the continued expansion of our international markets and their growth; our expectations regarding impacts or staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally; our beliefs regarding our culture and commitment and its impact on our financial and operational performance and its importance to our future success; our expectations for future investments in and benefits from sales and marketing activities; our preparedness and our customers’ preparedness to react to changing circumstances and demand; our expectations for our expenses and capital obligations and expenditures in particular; our intentions to control spending and for investments, our intentions regarding the investment of and ability to repatriate foreign earnings; our belief regarding the sufficiency of our cash and investment balances and borrowing capacity; our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets; our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026.

Executive Overview of Results

Our Strategic Growth Drivers

We strive to help our doctor customers move their practices forward by connecting them with new patients, providing digital solutions to help increase practice efficiency and helping them deliver the best possible treatment outcomes and experiences to millions of people around the world. We strive to achieve this through our continued focus on, and execution of, our strategic growth drivers: (i) International Expansion; (ii) General Practitioner dentists (“GP”) treatment; (iii) Patient Demand; and (iv) Orthodontic Utilization. Our growth strategy depends on our ability to facilitate the digital transformation of dentistry, our continuous focus on innovation, and expansion to meet and exceed evolving customer expectations as the array of products and services available to them increases.

Trends and Uncertainties

Below is a discussion of the significant trends and uncertainties that could impact our operations:

Macroeconomic Challenges, Trade Impediments and Geopolitical Tensions

Our revenues may fluctuate as a result of various events and circumstances impacting customer confidence, consumer sentiment, discretionary spending and ultimately demand for dental services and our products. These events and circumstances include, but are not limited to, macroeconomic conditions, fluctuations in foreign currency exchange rates, uncertainty surrounding the durability, scope, and enforceability of existing and future tariff measures, retaliatory tariffs or protectionist trade measures taken in response to such tariffs, inflation, elevated interest rates, actual or potential slowdowns or recessions, wages, employment levels and health insurance coverage, debt obligations, discretionary income, supply chain challenges, market volatility, geopolitical conditions, military actions, and other factors. For more information on events and circumstances that could impact our revenues, refer to Part II, Item 1A “Risk Factors—Macroeconomic and External Risks.”

Many of these factors may contribute to, among other things, higher raw material prices, increased transportation and labor costs, and interruptions in supply and distribution operations, each of which can also impact the availability of certain raw materials, parts and components used in our products as well as our costs and those of our suppliers. For example, we believe that in the beginning of the second quarter of 2025, sales of our products were adversely impacted compared to the same period in prior years by certain macroeconomic conditions, including global tariff volatility, inflation, and higher interest rates, which we believe may continue to impede dental patient demand. For example, patient traffic growth has been uneven for many doctors, with orthodontic starts down for four consecutive years. We believe uncertainty not only impacts consumer purchasing decisions but also the decisions and recommendations that doctors make, especially doctors who offer both clear aligners and wires and brackets in their practices and have the additional time to treat patients with wires and brackets when orthodontic starts are slowing or diminishing. We believe this has resulted in an increase in orthodontic starts using wires and brackets in lieu of clear aligners that was more pronounced in the second quarter of 2025. However, we believe these trends are continuing and will impede future sales for so long as consumer economic uncertainty persists, particularly to the extent it impairs discretionary spending. We believe that in the first quarter of 2026, the outbreak of military conflict between the United States and Iran on February 28, 2026, together with elevated gasoline and energy costs and related market volatility, contributed to declines in widely reported measures of consumer confidence, and we anticipate these conditions will continue to add to market uncertainties and dampen consumer sentiment and demand.

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

Additionally, a material amount of our revenues are derived internationally and many of our international operations are denominated in currencies other than the U.S. dollar. In the first quarter of 2026, the U.S. dollar remained weakened against major currencies, which positively impacted our financial condition and results of operations for the quarter. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S. dollar against other currencies remains uncertain and unpredictable.

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

2025 Restructuring

In the third quarter of 2025, we initiated a plan to realign certain business groups and reduce our global workforce as part of our continued effort to right size our labor force in response to the current macroeconomic environment. As of March 31, 2026, we incurred a total of approximately $42 million in restructuring charges under this plan, of which $6.3 million remained unpaid. These charges were primarily related to involuntary termination benefits, including employee severance and other post-employment benefits in connection with the 2025 restructuring plan, which was substantially completed in the fourth quarter of 2025.

For more information, see Note 14. “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements

Changing Product Preferences

As the markets for clear aligners and digital processes and workflows used to transform the practice of dentistry continue to mature, we anticipate customer and patient expectations and demands will continue to evolve. We expect to meet customer demands with innovative treatment options that include more choices to address a wider scope of treatment goals and budgets based on our existing and new products, such as streamlined Clear Aligner configurations with limited or no additional aligners. This may result in larger and unpredictable variations in geographic and product mix and selling prices with uncertain implications on our financial statements and business operations. For example, we have and may continue to experience a shift from certain products with higher average selling prices (“ASP”) to those with lower ASPs.

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

Key Financial and Operating Metrics

We measure our performance against the foregoing strategic priorities by the achievement of key financial and operating metrics. For the three months ended March 31, 2026, our business operations reflect the following:

•Revenues of $1,040 million, an increase of 6.2% year-over-year;
•Clear Aligner revenues of $856 million, an increase of 7.4% year-over-year;
•Clear Aligner case volume increased 6.7% year-over-year and Clear Aligner case volume for teens and growing patients increased from 225.8 thousand shipments to 236.6 thousand or 4.8% year-over-year;
•Imaging Systems and CAD/CAM services revenues of $184 million, an increase of 0.9% year-over-year;
•Income from operations of $142 million and operating margin of 13.6%;
•Effective tax rate of 24.3%;
•Net income of $113 million with diluted net income per share of $1.57;
•Cash and cash equivalents of $1,060 million as of March 31, 2026;
•Cash provided by operating activities of $151 million;
•Capital expenditures of $31 million, primarily related to investments in our manufacturing capacity and facilities; and
•Number of employees was 20,275 as of March 31, 2026, a decrease of 4.4% year-over-year.

Other Statistical Data and Trends

•As of March 31, 2026, approximately 23 million people worldwide have been treated with our Invisalign system.

•For the first quarter of 2026, the total number of Invisalign trained doctors cases were shipped to (doctor submitters) was 88.1 thousand compared to 85.3 thousand in the first quarter of 2025, a 3.3% increase.

•The total utilization rate in the first quarter of 2026 increased to 7.8 cases per doctor compared to 7.5 cases per doctor in the first quarter of 2025.

•Clear aligner revenue per case shipment (clear aligner revenues divided by case shipments) increased from $1,240 in the first quarter of 2025 to $1,250 in the first quarter of 2026, a 0.8% increase.

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

Net revenues for our Clear Aligner and Systems and Services segments for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
Net Revenues	2026	2025	Change
Clear Aligner net revenues	$856.0	$796.8	$59.2	7.4%
Systems and Services net revenues	184.1	182.4	1.6	0.9%
Total net revenues	$1,040.1	$979.3	$60.8	6.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Total case volume	685.7	642.3	43.3	6.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2026, total net revenues increased by $61 million compared to the same period in 2025, primarily due to an increase in Clear Aligner volume and increased ASPs.

Clear Aligner

For the three months ended March 31, 2026, Clear Aligner net revenues increased by $59 million compared to the same period in 2025, primarily due to an increase in volume and favorable foreign exchange rates, which increased net revenues by $49 million and $38 million, respectively. These increases were partially offset by higher discounts and product mix shift to lower-priced countries and products resulting in a decrease in net revenues of $28 million.

Systems and Services

For the three months ended March 31, 2026, Systems and Services net revenues increased by $2 million compared to the same period in 2025, primarily due to $7 million from favorable foreign exchange rates, $5 million from higher scanner system sales, driven by increased scanner system volume, and $3 million from higher non-system sales. These increases were partially offset by a decrease of $14 million from mix shift to lower priced products and lower sales of scanner wands.

Cost of net revenues and gross profit (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Clear Aligner
Cost of net revenues	$243.2	$234.8	$8.4
% of net segment revenues	28.4%	29.5%
Gross profit	$612.9	$562.1	$50.8
Gross margin %	71.6%	70.5%
Systems and Services
Cost of net revenues	$60.3	$64.4	$(4.1)
% of net segment revenues	32.8%	35.3%
Gross profit	$123.7	$118.0	$5.7
Gross margin %	67.2%	64.7%
Total cost of net revenues	$303.5	$299.2	$4.3
% of net revenues	29.2%	30.5%
Gross profit	$736.6	$680.1	$56.5
Gross margin %	70.8%	69.5%

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

Clear Aligner

For the three months ended March 31, 2026, our gross margin increased compared to the same period in 2025, primarily due to higher ASPs and operational efficiencies.

Systems and Services

For the three months ended March 31, 2026, our gross margin increased compared to the same period in 2025, primarily due to lower Cost of net revenues from operational efficiencies, partially offset by lower ASPs.

Selling, general and administrative (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Selling, general and administrative	$465.3	$447.6	$17.7
% of net revenues	44.7%	45.7%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Selling, general and administrative expense generally includes personnel-related costs, including payroll, stock-based compensation and commissions for our sales force, marketing and advertising expenses, including media, market research, marketing materials, clinical education, trade shows and industry events, legal and outside service costs, equipment, software and maintenance costs, depreciation and amortization expense and allocations of corporate overhead expenses including facilities and IT.

For the three months ended March 31, 2026, selling, general and administrative expense increased compared to the same period in 2025, primarily due to higher spend on outside services, higher employee costs, including salaries, fringe benefits and bonus, and higher equipment and software costs, partially offset by lower advertising and marketing expense, commissions, and stock-based compensation.

Research and development (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Research and development	$98.7	$97.2	$1.5
% of net revenues	9.5%	9.9%

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

For the three months ended March 31, 2026, research and development expense increased compared to the same period in 2025, primarily due to higher employee costs, including salaries, fringe benefits and bonus costs, partially offset by lower capitalized labor costs related to internal-use software, lower stock-based compensation, and reduced outside service provider spend.

Legal settlements (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Legal settlements	$30.6	$4.2	$26.5
% of net revenues	2.9%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended March 31, 2026, we recorded $31 million related to legal settlements. Refer to Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements for more information.

Income from operations (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Clear Aligner
Income from operations	$307.8	$260.2	$47.6
Operating margin %	36.0%	32.7%
Systems and Services
Income from operations	$66.1	$58.5	$7.6
Operating margin %	35.9%	32.0%
Total income from operations [1]	$142.0	$131.1	$10.9
Operating margin %	13.6%	13.4%
1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Income from Operations.

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner

For the three months ended March 31, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and lower advertising and marketing expense, partially offset by an increase in employee costs and credit card transaction fees.

Systems and Services

For the three months ended March 31, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and a decrease in operating expenses related to lower employee costs.

Interest income (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Interest income	$3.9	$5.3	$(1.4)
% of net revenues	0.4%	0.5%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three months ended March 31, 2026, interest income decreased compared to the same period in 2025, primarily due to lower interest rates earned on cash and cash equivalent balances.

Other income (expense), net (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Other income (expense), net	$3.0	$4.0	$(1.0)
% of net revenues	0.3%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended March 31, 2026, other income (expense), net decreased compared to the same period in 2025, primarily due to an unfavorable impact from foreign exchange rates, partially offset by a gain recorded on our equity investment.

Provision for income taxes (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Provision for income taxes	$36.1	$47.2	$(11.1)
Effective tax rates	24.3%	33.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the U.S. statutory federal income tax rate of 21% for the three month period ended March 31, 2026 and 2025, primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expense in the U.S., partially offset by the foreign income taxed at different rates.

The decrease in our effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 is primarily attributable to the change in our jurisdictional mix of income, and decreases in U.S. taxes on foreign earnings and state income taxes.

Liquidity and Capital Resources

Liquidity and Trends

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $1,060 million and $1,095 million, respectively, of which approximately $853 million and $929 million, respectively, were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient operating cash flow from our domestic operations and have access to $300 million under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

Our material cash requirements as of March 31, 2026 are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. There have been no material changes to our purchase commitments for goods and services during the three months ended March 31, 2026 as compared to the year ended December 31, 2025.

•There have been no material changes to our future operating lease payments, including leases that have not yet commenced, during the three months ended March 31, 2026 as compared to the year ended December 31, 2025.

•We expect our investments in capital expenditures for fiscal year 2026 to be $125 million to $150 million. Capital expenditures primarily relate to technology upgrades, additional manufacturing capacity as well as ongoing maintenance.

•In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock. The April 2025 Repurchase Program is expected to be completed over a period of up to three years. We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including our share price and current liquidity requirements. We repurchased approximately $31 million during the first quarter of 2026, leaving $800 million available for future repurchase under the April 2025 Repurchase Program. We expect to repurchase up to $200 million of our common stock over a six-month period beginning on May 1, 2026. Refer to Note 9 “Common Stock Repurchase Program” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•As of March 31, 2026, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our liquidity or capital resources.

Sources and Uses of Cash

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$151,042	$52,676
Investing activities	(131,581)	(25,289)
Financing activities	(48,128)	(206,756)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,387)	8,480
Net decrease in cash, cash equivalents and restricted cash	$(35,054)	$(170,889)

Operating Activities

For the three months ended March 31, 2026, cash flows from operations of $151 million resulted primarily from our net income of approximately $113 million as well as the following:

Significant adjustments to reconcile net income to net cash provided by operating activities

•Deferred taxes of $41 million related to a decrease in our long term deferred tax position;
•Depreciation and amortization of $57 million related to our investments in property, plant and equipment and intangible assets;
•Stock-based compensation of $41 million related to equity awards granted to employees and directors;
•Non-cash operating lease costs of $10 million;
•Gain on Assets held for sale of $12 million resulting from an increase in fair value less costs to sell;
•Fair value adjustment gain of $8 million related to our investment in Heartland; and
•Other non-cash operating activities of $7 million primarily related to an increase in our bad debt allowance.

Significant changes in working capital

•Net outflow of $44 million in prepaid expenses and other assets primarily due to the renewal of enterprise technology service agreements;
•Net outflow of $41 million in accounts receivable due to timing of collections; and
•Net outflow of $31 million in deferred revenue.

Investing Activities

Net cash used in investing activities was $132 million for the three months ended March 31, 2026, primarily driven by $31 million of purchases of property, plant and equipment, a $50 million additional investment in Heartland, $31 million for our investment in convertible notes, and $19 million related to an immaterial acquisition.

Financing Activities

Net cash used in financing activities was $48 million for the three months ended March 31, 2026, primarily driven by outflows of $31 million for share repurchases and $29 million for payroll taxes paid for vested equity awards, offset by $12 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, goodwill and finite-lived intangible assets, income taxes and legal proceedings and litigation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income earned on our cash and cash equivalents balance. As of March 31, 2026, we are not exposed to interest rate risk on our unsecured revolving line of credit. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows. As of March 31, 2026, we had no short term or long-term marketable securities.

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

Our investments in privately held companies primarily consist of equity securities without readily determinable fair values. We elected to account for our investments in privately held companies using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. The carrying value of our investments in privately held companies was $274.4 million at March 31, 2026 and $216.2 million at December 31, 2025.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

The information set forth in Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed under the International Emergency Economic Powers Act were unlawful, and while we are no longer subject to such tariffs as a result of that decision, we are currently subject to new, temporary tariffs on imports under Section 122 of the Trade Act of 1974, effective February 24, 2026. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business, financial condition and results of operations are uncertain.

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

Military conflicts, wars, and escalation of terrorist or gang activities have and may in the future materially adversely impact the economies in which we operate. Our iTero operations, headquartered in Israel, are close to areas that have been affected by the conflict between Israel and Hamas. The outbreak of military conflict between the United States and Iran on February 28, 2026 and Israel’s war against Iran has resulted in instability around the Middle East region, particularly a disruption in shipment of global oil and gas flows, with cascading effects on energy prices and global economic conditions. Additionally, our supply chains and demand for our products could be impaired as a result of political instability, drug trafficking, the continuation or escalation of terrorist or gang activities (particularly with respect to our manufacturing operations in Mexico), hostilities, export and import restrictions, sanctions or boycotts. These events could disrupt ongoing operations and may materially impact the logistics, timing and cost of shipping of our products and materials or our ability to operate out of impacted areas, and our ongoing contingency planning and business continuity measures to mitigate these risks may not be sufficient. Additionally, China’s territorial conflicts with other neighboring countries may impact our operations and sales in China. We cannot predict the progress or outcome of these events or the reactions by governments, businesses or consumers and each event could, individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.

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

We currently are and may in the future be subject to antitrust, competition or unfair competition-related investigations, enforcement actions or claims by governmental agencies, competitors, consumers, customers and others which, even if unfounded, could cause us to incur substantial costs (including fines), enter into settlements or consent decrees, be subject to judgments, receive negative publicity, forego certain mergers, acquisitions, business combinations, investments or other transactions, divert management time and attention, or change our business in ways that could have a material adverse effect on our business practices, revenues and results of operations, such as limiting our ability to provide certain benefits to our customers and consumers, reducing the attractiveness of our products, services and the net revenue derived from them. Governments and regulators are actively developing new competition laws, regulations and actions aimed at the technology sector, AI and digital platforms, and global activities and expansion, including in large markets such as the United States, the EU, and China. For more information, see Note 6 “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our business could be negatively impacted as a result of shareholder activism.

Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions such as operational, governance or management changes, or sales of assets or entire segments. We are currently subject to shareholder activism and may continue to be in the future. The corporate actions by shareholder activists may not align with our current business strategies and the best interests of all of our stakeholders. The actions of activist shareholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business. In addition, responding to the actions of activist shareholders can be costly and time-consuming, disrupting our business and diverting the attention of our board of directors and management from pursuing our business strategies.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchase activity for the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026 through January 31, 2026	186,481	$167.28	186,481	$800,000,000
February 1, 2026 through February 28, 2026	—	$—	—	$800,000,000
March 1, 2026 through March 31, 2026	—	$—	—	$800,000,000
Total	186,481		186,481

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

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of Align Technology, Inc.	10-Q	8/06/2025	3.1
3.2	Amended and Restated Bylaws of Align Technology, Inc.	8-K	2/26/2026	3.1
10.1
Third Amendment, dated March 31, 2026, to Credit Agreement by and among Align Technology, Inc. and the lenders party thereto from time to time and Citibank, N.A., as administrative agent, dated July 21, 2020
X
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

ALIGN TECHNOLOGY, INC.

May 6, 2026	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer (Principal Executive Officer)

May 6, 2026	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)