Form 10-Q
period 2026-06-30
ALIGN TECHNOLOGY INC
filed 2026-08-05
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2026, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 71,039,852.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$1,056,192	$1,012,449	$2,096,279	$1,991,711
Cost of net revenues	298,762	304,332	602,262	603,486
Gross profit	757,430	708,117	1,494,017	1,388,225
Operating expenses:
Selling, general and administrative	462,671	448,686	928,013	896,315
Research and development	102,032	96,398	200,690	193,599
Legal settlements and contingencies	38,714	—	69,346	4,178
Total operating expenses	603,417	545,084	1,198,049	1,094,092
Income from operations	154,013	163,033	295,968	294,133
Interest income and other income (expense), net:
Interest income	4,636	2,859	8,547	8,175
Other income (expense), net	(9,956)	7,624	(6,936)	11,650
Total interest income and other income (expense), net	(5,320)	10,483	1,611	19,825
Net income before provision for income taxes	148,693	173,516	297,579	313,958
Provision for income taxes	40,399	48,908	76,514	96,120
Net income	$108,294	$124,608	$221,065	$217,838

Net income per share:
Basic	$1.51	$1.72	$3.09	$2.98
Diluted	$1.51	$1.72	$3.09	$2.98
Shares used in computing net income per share:
Basic	71,495	72,565	71,460	73,061
Diluted	71,520	72,593	71,629	73,098

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$108,294	$124,608	$221,065	$217,838
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	(3,507)	43,010	(8,802)	55,209
Other comprehensive income (loss)	(3,507)	43,010	(8,802)	55,209
Comprehensive income	$104,787	$167,618	$212,263	$273,047

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,102,591	$1,094,908
Accounts receivable, net of allowance for doubtful accounts of $27,021 and $34,213, respectively	1,148,392	1,101,757
Inventories	212,240	226,343
Prepaid expenses and other current assets	199,826	165,571
Assets held for sale	—	27,983
Total current assets	2,663,049	2,616,562
Property, plant and equipment, net	1,114,261	1,131,453
Operating lease right-of-use assets, net	115,364	108,322
Goodwill	497,301	491,833
Intangible assets, net	94,927	93,933
Deferred tax assets	1,479,864	1,513,542
Other assets	452,815	278,048
Total assets	$6,417,581	$6,233,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,841	$121,450
Accrued liabilities	611,568	536,749
Deferred revenues	1,187,188	1,261,816
Total current liabilities	1,908,597	1,920,015
Income tax payable	69,964	68,200
Operating lease liabilities	86,618	82,507
Other long-term liabilities	119,949	113,824
Total liabilities	2,185,128	2,184,546
Commitments and contingencies (Note 6 and Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 71,245 and 71,364 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,570,297	1,509,595
Accumulated other comprehensive income, net	66,586	75,388
Retained earnings	2,595,563	2,464,157
Total stockholders’ equity	4,232,453	4,049,147
Total liabilities and stockholders’ equity	$6,417,581	$6,233,693

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended June 30, 2026	Shares	Amount
Balance as of March 31, 2026	71,617	$7	$1,530,934	$70,093	$2,548,385	$4,149,419
Net income	—	—	—	—	108,294	108,294
Net change in foreign currency translation adjustment	—	—	—	(3,507)	—	(3,507)
Issuance of common stock relating to employee equity compensation plans	24	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(3)	—	(515)	—	—	(515)
Common stock repurchased and retired	(393)	—	(5,682)	—	(61,116)	(66,798)
Stock-based compensation	—	—	45,560	—	—	45,560
Balance as of June 30, 2026	71,245	$7	$1,570,297	$66,586	$2,595,563	$4,232,453

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Six Months Ended June 30, 2026	Shares	Amount
Balance as of December 31, 2025	71,364	$7	$1,509,595	$75,388	$2,464,157	$4,049,147
Net income	—	—	—	—	221,065	221,065
Net change in foreign currency translation adjustment	—	—	—	(8,802)	—	(8,802)
Issuance of common stock relating to employee equity compensation plans	616	—	11,718	—	—	11,718
Tax withholdings related to net share settlements of equity awards	(156)	—	(29,166)	—	—	(29,166)
Common stock repurchased and retired	(579)	—	(8,334)	—	(89,659)	(97,993)
Stock-based compensation	—	—	86,484	—	—	86,484
Balance as of June 30, 2026	71,245	$7	$1,570,297	$66,586	$2,595,563	$4,232,453

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income, Net	Retained Earnings	Total
Three Months Ended June 30, 2025	Shares	Amount
Balance as of March 31, 2025	73,057	$7	$1,386,807	$18,177	$2,389,252	$3,794,243
Net income	—	—	—	—	124,608	124,608
Net change in foreign currency translation adjustment	—	—	—	43,010	—	43,010
Issuance of common stock relating to employee equity compensation plans	15	—	—	—	—	—
Tax withholdings related to net share settlements of equity awards	(1)	—	(253)	—	—	(253)
Common stock repurchased and retired	(585)	—	(8,221)	—	(88,816)	(97,037)
Stock-based compensation	—	—	48,208	—	—	48,208
Balance as of June 30, 2025	72,486	$7	$1,426,541	$61,187	$2,425,044	$3,912,779

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income, Net	Retained Earnings	Total
Six Months Ended June 30, 2025	Shares	Amount
Balance as of December 31, 2024	73,849	$7	$1,362,234	$5,978	$2,483,766	$3,851,985
Net income	—	—	—	—	217,838	217,838
Net change in foreign currency translation adjustment	—	—	—	55,209	—	55,209
Issuance of common stock relating to employee equity compensation plans	408	—	13,909	—	—	13,909
Tax withholdings related to net share settlements of equity awards	(100)	—	(19,830)	—	—	(19,830)
Common stock repurchased and retired	(1,671)	—	(22,977)	—	(276,560)	(299,537)
Stock-based compensation	—	—	93,205	—	—	93,205
Balance as of June 30, 2025	72,486	$7	$1,426,541	$61,187	$2,425,044	$3,912,779

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,065	$217,838
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	31,425	(759)
Depreciation and amortization	96,679	79,724
Stock-based compensation	86,484	93,205
Non-cash operating lease cost	20,637	19,457
Gain on assets held for sale	(11,699)	—
Fair value adjustment for equity investment	(7,499)	—
Other non-cash operating activities	10,633	7,593
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(72,020)	(121,406)
Inventories	6,088	9,044
Prepaid expenses and other assets	(25,963)	(22,701)
Accounts payable	(10,290)	(7,516)
Accrued and other long-term liabilities	60,570	(35,503)
Long-term income tax payable	2,187	7,092
Deferred revenues	(64,498)	(64,742)
Net cash provided by operating activities	343,799	181,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(18,963)	—
Purchase of property, plant and equipment	(66,450)	(46,768)
Investment in convertible notes	(69,834)	—
Purchase of equity investments	(100,491)	(10,000)
Proceeds from sale of property, plant and equipment	42,000	—
Net cash used in investing activities	(213,738)	(56,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,718	13,909
Common stock repurchases, net of excise tax	(98,126)	(297,134)
Payroll taxes paid upon the vesting of equity awards	(29,167)	(19,830)
Net cash used in financing activities	(115,575)	(303,055)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(6,689)	35,876
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,797	(142,621)
Cash, cash equivalents and restricted cash at beginning of the period	1,096,186	1,044,963
Cash, cash equivalents and restricted cash at end of the period	$1,103,983	$902,342
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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future period, and we make no representations related thereto.

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

In connection with the 2025 Restructuring activities discussed in Note 14 “Restructuring and Other Charges,” we committed to a plan to dispose of, other than by sale, specifically identified manufacturing assets prior to the end of their estimated useful lives during the third quarter of 2025. Accordingly, we have revised the estimated useful lives of these assets to reflect our use through the disposal date. For the six months ended June 30, 2026, we recorded $15.6 million of accelerated depreciation expense related to these assets. The increase in depreciation expense negatively impacted Net income, net of tax, by $11.6 million or $0.16 per basic share and $0.16 per diluted share. We have materially completed the disposition of these assets as of March 31, 2026.

Certain Risks and Uncertainties

Financial instruments which potentially expose the Company to concentration of credit risk, consist principally of cash and cash equivalents. These instruments have minimal credit risk exposures. Management regularly monitors their compositions and maturities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. Through June 30, 2026, the Company has not experienced any material credit losses on such deposits.

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

Note 2. Financial Instruments

Cash and Cash Equivalents

The following tables summarize our cash and cash equivalents balances in our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash	$883,606	$770,051
Money market funds	203,320	308,940
Certificate of deposits	15,665	15,917
Total	$1,102,591	$1,094,908

We had no short-term or long-term marketable securities as of June 30, 2026 or December 31, 2025.

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

Level 3 — Inputs to the valuation techniques that are unobservable for the assets or liabilities.

The following tables summarize our financial assets measured at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

Description	Balance as of June 30, 2026	Level 1
Cash equivalents:
Money market funds	$203,320	$203,320
Certificate of deposits	15,665	15,665
Total	$218,985	$218,985

Description	Balance as of December 31, 2025	Level 1
Cash equivalents:
Money market funds	$308,940	$308,940
Certificate of deposits	15,917	15,917
Total	$324,857	$324,857

We have investments in convertible notes of $80.4 million, including $1.8 million of accrued interest, that are classified as loans receivable and measured on an amortized cost basis, net of an allowance for credit losses and included in Other assets within our Condensed Consolidated Balance Sheets. The notes are unsecured, are not guaranteed, interest rates range up to 10%, and mature at various dates through December 2035. One borrower represented approximately 72% of the aggregate carrying amount as of June 30, 2026.

The allowance for credit losses is determined on our current estimate of expected credit losses, historical credit losses, estimates of recoveries, and future expectations at the balance sheet date. We evaluate the creditworthiness of our convertible notes when credit risk characteristics exist. Although these notes are not measured at fair value on a recurring basis, the estimated fair value of the instruments is classified within Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. As of June 30, 2026, the carrying value of our loans receivable approximated the fair value and the credit losses are expected to be immaterial.

We had no Level 3 instruments measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025.

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of financial assets as control over the transferred receivables is surrendered. Cash proceeds from the sale of receivable are included within cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under factoring arrangements were $7.0 million and $18.3 million during the three months ended June 30, 2026 and 2025, respectively, and $18.2 million and $24.7 million during the six months ended June 30, 2026 and 2025, respectively. Factoring fees on the sales of receivables were recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations and were not material.

Investments in Privately Held Companies

Our investments in privately held companies in which we cannot exercise significant influence and do not own a majority equity interest or otherwise control are accounted for as investments in equity securities. We have elected to account for these investments in equity securities in accordance with the measurement alternative. Under the measurement alternative, we record the value of our investments in equity securities at cost, minus impairment, if any. Additionally, we adjust the carrying value of our investments in equity securities for observable transactions for identical or similar investments of the same issuer.

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

On March 19, 2026, we entered into a new Subscription Agreement with Heartland (the “March 2026 Subscription Agreement”). Pursuant to the March 2026 Subscription Agreement, we acquired additional Class A Common Stock for $50.0 million. Following this investment, our total equity interest in Heartland was still less than 5%. Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we recorded a $7.7 million increase to the carrying value of our Heartland investment in the first quarter of 2026. These adjustments increased the total carrying value of our investment in Heartland to $231.7 million as of March 31, 2026.

On May 15, 2026, we entered into a new Subscription Agreement with Heartland (the “May 2026 Subscription Agreement”). Pursuant to the May 2026 Subscription Agreement, we acquired additional Class A Common Stock for $50.0 million. Following this investment, our total equity interest in Heartland was still less than 5%. The total carrying value of our investment in Heartland was $281.7 million as of June 30, 2026.

On December 19, 2024 and June 5, 2025, we entered into Subscription Agreements (the “Smile Doctors Subscription Agreements”) with New SD Holding Company, L.P. (“SD Holding Company”). Pursuant to the Smile Doctors Subscription Agreements, we acquired less than a 3% equity interest through the purchase of Class A Common Units for $40 million. SD Holding Company owns a controlling interest, through intermediary entities, in Smile Doctors, LLC. Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we determined that no adjustment to the carrying value of our investment was necessary for the three months ended June 30, 2026.

Our investments in privately held companies in which we can exercise significant influence are accounted for as equity method investments. We have elected to account for our equity method investments under the fair value option. As of June 30, 2026, we did not hold any material investments in which we exercised significant influence.

The carrying value of our investments in equity securities and equity method investments are reported in our Condensed Consolidated Balance Sheets as Other assets and any price adjustments or impairment, if any, are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy using observable market-based inputs, including foreign currency spot and forward rates. As a result of the settlement of foreign currency forward contracts, we recognized a net gain of $0.5 million and a net loss of $27.1 million during the three months ended June 30, 2026 and 2025, respectively, and a net gain of $8.4 million and a net loss of $38.6 million, during the six months ended June 30, 2026 and 2025, respectively. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the fair value of outstanding foreign exchange forward contracts was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€200,700	$229,042
Canadian Dollar	C$87,100	61,317
British Pound	£34,400	45,482
Polish Zloty	PLN144,200	38,255
Israeli Shekel	ILS82,700	27,809
Brazilian Real	R$106,500	20,379
Japanese Yen	¥3,100,000	19,137
Chinese Yuan	¥31,700	4,676
New Taiwan Dollar	NT$124,400	3,883
Swiss Franc	CHF3,000	3,721
Korean Won	₩4,900,000	3,162
Australian Dollar	A$3,900	2,686
New Zealand Dollar	NZ$4,200	2,382
Czech Koruna	Kč15,800	743
Total notional contract amount		$462,674

	December 31, 2025
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€183,700	$215,895
Canadian Dollar	C$90,000	65,802
British Pound	£38,500	51,782
Polish Zloty	PLN174,800	48,605
Israeli Shekel	ILS80,500	25,283
Japanese Yen	¥3,200,000	20,447
Brazilian Real	R$63,500	11,440
Chinese Yuan	¥52,000	7,461
Swiss Franc	CHF4,200	5,316
New Taiwan Dollar	NT$121,500	3,851
New Zealand Dollar	NZ$6,020	3,474
Korean Won	₩4,600,000	3,207
Australian Dollar	A$3,500	2,337
Czech Koruna	Kč26,000	1,262
Total notional contract amount		$466,162

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$92,010	$107,296
Work in process	64,677	65,679
Finished goods	55,553	53,368
Total inventories	$212,240	$226,343

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Value added tax receivables[1]	$46,541	$55,819
Prepaid expenses	101,098	62,478
Other current assets	52,187	47,274
Total prepaid expenses and other current assets	$199,826	$165,571
1 Refer to Note 7 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for discussion of tax matter.

Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and benefits	$245,230	$226,149
Accrued expenses	62,882	61,049
Accrued professional fees	51,174	12,245
Accrued income taxes	39,509	44,049
UK VAT settlement[1]	37,514	—
Accrued sales and marketing expenses	36,759	29,941
Current operating lease liabilities	34,224	31,939
Accrued property, plant and equipment	9,236	10,469
Other accrued liabilities	95,040	120,908
Total accrued liabilities	$611,568	$536,749
1 Refer to Note 7 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for discussion of tax matter.

Accrued warranty, which is included in the “Other accrued liabilities” category of the Total accrued liabilities table above, consists of the following activity (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$24,411	$31,211
Charge (credit) to cost of net revenues	(8,633)	12,688
Actual warranty expenditures	(3,554)	(6,251)
Balance at end of period	$12,224	$37,648

Deferred revenues consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred revenues - current	$1,187,188	$1,261,816
Deferred revenues - long-term [1]	90,458	85,543
Total deferred revenues	$1,277,646	$1,347,359
1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2026 and 2025, we recognized $1,056.2 million and $1,012.4 million of net revenues, respectively, of which $234.3 million and $229.4 million was included in the deferred revenues balance at December 31, 2025 and 2024, respectively.

During the six months ended June 30, 2026 and 2025, we recognized $2,096.3 million and $1,991.7 million of net revenues, respectively of which $480.7 million and $475.4 million was included in the deferred revenues balance at December 31, 2025 and 2024, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of June 30, 2026 were $1,277.9 million. These performance obligations are expected to be fulfilled over a period of up to five years. Substantially all remaining performance obligations relate to clear aligner contracts and system and services arrangements, with the associated transaction price largely reflected in deferred revenue balances.

Note 4. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the six months ended June 30, 2026, categorized by reportable segment, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2025	$164,255	$327,578	$491,833
Additions from acquisition[1]	—	18,588	18,588
Foreign currency translation adjustments	(2,719)	(10,401)	(13,120)
Balance as of June 30, 2026	$161,536	$335,765	$497,301
1 We recorded $18.6 million of goodwill within the Systems and Services segment for an immaterial acquisition that was completed in the first quarter of 2026. The amount recorded is based on preliminary estimates of the fair values of assets acquired and liabilities assumed and is subject to adjustment during the measurement period.

Intangible Assets

Acquired intangible assets, excluding intangibles that were fully amortized, are as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of June 30, 2026	Accumulated Amortization	Net Carrying Value as of June 30, 2026
Existing technology	11	$146,652	$(74,561)	$72,091
Customer relationships	10	21,500	(13,438)	8,062
Trademarks and tradenames	7	9,800	(8,750)	1,050
Patents	12	480	(340)	140
Total finite-lived intangible assets		178,432	(97,089)	81,343
In-process research and development[1]		12,558		12,558
Foreign currency translation adjustments				1,026
Total intangible assets, net				$94,927

1 In connection with the immaterial acquisition completed during the first quarter of 2026, the Company recorded $12.6 million in acquired in-process research and development within the Systems and Services segment. Acquired in-process research and development is considered an indefinite-lived intangible asset until completion of the associated research and development efforts at which time the asset will be amortized over its estimated useful life.

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2025	Accumulated Amortization	Net Carrying Value as of December 31, 2025
Existing technology	11	$146,651	$(67,138)	$79,513
Customer relationships	10	21,500	(12,363)	9,137
Trademarks and tradenames	7	9,800	(8,050)	1,750
Patents	12	480	(320)	160
Total finite-lived intangible assets		$178,431	$(87,871)	90,560
Foreign currency translation adjustments				3,373
Total intangible assets, net				$93,933

The total estimated future amortization expense for the acquired finite-lived intangible assets as of June 30, 2026 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2026	$8,705
2027	15,607
2028	14,505
2029	14,505
2030	6,328
2031	3,615
Thereafter	18,078
Total	$81,343

Amortization expense for the three months ended June 30, 2026 and 2025 was $4.8 million and $4.7 million, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $9.6 million and $9.3 million, respectively.

Note 5. Credit Facility

We maintain a revolving credit facility, as amended in March 2026, which provides for a $300.0 million unsecured revolving commitment, including a $50.0 million letter of credit sub-limit. The amendment included certain modifications to non-financial and immaterial terms of the facility. The facility matures on December 23, 2027 and loans under the facility accrue interest, at our election, based on either the Secured Overnight Financing Rate (“SOFR”) for the applicable period or a base rate, in each case plus an applicable margin.

The facility includes financial covenants and performance requirements. As of June 30, 2026, we had no outstanding borrowings under the facility and were in compliance with the terms and conditions of the facility in all material respects.

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

As of June 30, 2026, we accrued $31.8 million for legal settlements, substantially all of which relates to the Section 2 and related state law claims brought by Misty Snow, which are described below under the heading “Antitrust Class Actions”.

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

Straumann Litigation

On April 11, 2024, we filed a lawsuit in the U.S. District Court for the Western District of Texas against ClearCorrect Operating, LLC, ClearCorrect Holdings, Inc. and Institut Straumann AG, (collectively the “Defendants”). The complaint asserted infringement of our patents related to aligner material, treatment planning, and intraoral scanner technologies. Among other things, the complaint sought relief enjoining the Defendants’ infringement of multiple Align multilayer material patents through Defendants’ manufacture, sale and offer for sale of aligners made with Zendura FLX/ClearQuartz materials.

On July 9, 2024, Defendants filed counterclaims against us alleging antitrust violations and unfair competition. Among other things, the counterclaims sought injunctive relief and money damages. On August 29, 2025, Defendants filed amended counterclaims, which additionally alleged that Align procured certain materials patents by fraud.

A jury trial commenced on June 22, 2026, and concluded on July 2, 2026. On July 2, the jury returned a verdict in Align’s favor on the Defendants’ antitrust and unfair competition claims. The jury also entered a verdict in Align’s favor on Defendants’ claim that Align procured certain patents by fraud.

The jury found that the Defendants infringed the asserted claims of four of Align’s patents (US Patent Nos. 10,973,613; 11,154,384, 11,648,090, and 11,648,091) by the making, using, selling, and offering for sale of aligners made with Zendura FLX/ClearQuartz materials. The jury found that the asserted claims of US Patent Nos. 10,973,613; 11,154,384, 11,648,090, and 11,648,091 were invalid for lack of enablement.

Before trial, the District Court judge found that the asserted claims 1, 2, 11 and 39 of US Patent No. 8,038,444 (the treatment planning patent) were invalid under 35 U.S.C. § 101 and during the trial, granted Defendants’ motion for judgment as a matter of law on the asserted claims of US Patent No. 10,791,936 (the scanner patent).

Align is evaluating post-trial motions and potential appeal relating to certain of the District Court judge’s and jury’s determinations relating to its patents. To the extent Defendants’ file post-trial motions or appeal the jury verdict in Align’s favor on the Defendants’ antitrust and unfair competition claims on Defendants’ claim that Align procured certain patents by fraud, or otherwise, Align intends to continue to vigorously defend itself.

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

Angelalign Litigation

On August 15, 2025, we initiated two actions in the European Unified Patent Court against various Angelalign entities including Angelalign Technology, Inc.; Angelalign France Technology SASU; Europe Angelalign Technology B.V.; Angelalign Technology (Germany) GmbH; Italy Angelalign Technology S.R.L. and Shanghai EA Medical Instruments Co., Ltd. One of these actions, alleging infringement of a patent related to user interfaces for treatment planning, sought provisional measures (i.e., provisional remedies) including a preliminary injunction. The other action alleged infringement of a patent related to the “power ridge” feature of clear aligners. Subsequently, on November 27, 2025, we initiated a third action in the Unified Patent Court against the same entities seeking provisional measures for infringement of a patent related to treatments in complex cases. The accused entities challenged the validity of the asserted patent in each of these actions. On January 13, 2026, Angelalign Technology (Germany) GmbH filed an action in the European Patent Office challenging the validity of the treatment-planning patent referenced above and on May 11, 2026, it also filed an action in the European Patent Office challenging the validity of the patent related to treatments in complex cases referenced above.

On February 12, 2026, the Unified Patent Court issued its decision in the provisional-measures action related to treatment planning, entering a preliminary injunction in Align’s favor and against Angel that prohibits Angel from using its “Live Now” feature, a user interface for treatment planning. Angel must pay €20,000 EUR per day or cease offering this infringing software feature. Angel was also ordered to pay interim costs of €400,000 EUR to Align. Angel has appealed the decision issued in this provisional-measures action, but on July 8, 2026, the Court of Appeal of the Unified Patent Court issued its decision, rejecting Angel’s appeal and maintaining the preliminary injunction, as well as ordering Angel to pay the costs of the proceedings. In parallel, on March 16, 2026, Align initiated a merits infringement action under the treatment-planning patent seeking a permanent injunction and damages. This merits action additionally named UK Angelalign Technology Ltd. and Angel Technology Spain, S.L. as defendants.

On May 12, 2026, the Unified Patent Court issued its decision in the provisional-measures action related to complex cases, declining to award a preliminary injunction on the basis that there was insufficient evidence in those accelerated proceedings to determine that the patent was infringed. The decision in the provisional-measures proceedings was not appealed, yet Align can still enforce that same patent through a merits infringement action before the Unified Patent Court.

The merits actions before the Unified Patent Court related to the treatment-planning feature and the “power ridge” feature referenced above are currently pending.

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

On August 18, 2025, we initiated two actions in China’s Zhengzhou Intermediate People’s Court against Shanghai Angelalign Medical Devices Co., Ltd.; Wuxi Angelalign Medical Device Technology Co., Ltd.; and Wuxi Angelalign Biotechnology Co., Ltd. These actions allege infringement of patents related to tooth attachments and treatment planning. Separately, on September 10, 2025, we filed an action against the same entities in the Jinan Intermediate People’s Court alleging infringement of a patent related to extraction site closure. And on January 12, 2026, we filed an action against these entities in the Fuzhou Intermediate People’s Court alleging infringement of a patent related to extraction site closure. On April 4, 2026, we initiated an additional civil action against these entities alleging infringement of a patent related to treatment planning. These actions are currently pending. On June 26, 2026, the Zhengzhou Intermediate People’s Court issued first-instance judgments finding no infringement of Align’s two patents relating to tooth attachments and treatment planning. Align disagrees with the court’s findings and intends to appeal both judgments to the Supreme People’s Court of China.

On January 16, 2026 and March 11, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed a petition with the China National Intellectual Property Administration (“CNIPA”) challenging the validity of our two patents related to extraction site closure, which patent is the subject of the above-referenced infringement action filed before Jinan Intermediate People’s Court. On January 22 and February 12, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed two separate petitions with the

CNIPA challenging the validity of our patent related to tooth attachments and another patent related to treatment planning, both of which are the subject of the above-referenced infringement actions filed with Zhengzhou Intermediate People’s Court. These invalidity actions are currently pending.

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

On September 23, 2025, we filed a complaint at the U.S. International Trade Commission (“ITC”) against Angelalign Technology Inc., Wuxi EA Medical Instruments Technologies Ltd.; Wuxi EA Bio-Tech Co., Ltd.; Shanghai EA Medical Instruments Co., Ltd.; and USA Angelalign Technology Corp. (collectively, “the ITC Respondents”). This complaint alleges unlawful importation and sale of clear aligners that infringe patents related to multilayer materials for clear aligners and “bite ramp” and “power ridge” features of clear aligners, in violation of 19 U.S.C.§ 1337. Further, the complaint requests that the ITC institute an investigation and issue an exclusion order blocking the ITC Respondents’ importation of infringing products into the United States, and a cease-and-desist order prohibiting the ITC Respondents from selling, marketing, or transferring infringing products within the United States. On December 19, 2025, the ITC instituted the requested investigation, which is currently pending. On January 26, 2026, the Chief Administrative Law Judge (“CALJ”) presiding over the investigation set a 14.7-month target date of March 22, 2027, which is the date by which the ITC’s final determination is expected to be issued. On July 20-24, 2026, the CALJ presided over the evidentiary hearing in Washington, D.C. The CALJ’s initial determination on the merits is due by November 20, 2026.

In addition to the above, in the ordinary course of our operations, we are involved in a variety of claims, suits, investigations, and proceedings, including actions with respect to intellectual property claims, patent infringement claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Regardless of the outcome, these proceedings can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. Although the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as litigation and events related thereto unfold; we currently do not believe that these matters, individually or in the aggregate, will materially affect our financial position, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our financial position, results of operations or cash flows.

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

In August 2025, we stopped charging VAT to our United Kingdom (“UK”) customers.

A hearing in front of the Upper Tribunal was held on May 7, 2026. On July 7, 2026, the Upper Tribunal released its decision and held that aligners are not “dental prostheses” for the purposes of VAT and are therefore subject to VAT in the UK.

Based on the information available, we determined that a loss is probable and reasonably estimable and recorded an estimated liability of approximately $37.5 million, inclusive of estimated interest, related to UK VAT as Legal settlements and contingencies under Accrued liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2026. The recorded amount reflects our best estimate of the obligation as of the reporting date. We intend to exhaust all available appeals and vigorously defend our position; however, the ultimate resolution of this matter remains subject to significant uncertainty.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of June 30, 2026, we did not have any material indemnification claims that were probable or reasonably possible.

Note 8. Stockholders’ Equity

As of June 30, 2026, the Align Technology, Inc. 2005 Incentive Plan, as amended, has a total reserve of 34,668,895 shares, of which 2,888,952 shares are available for issuance.

Summary of Stock-Based Compensation Expense

Stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of net revenues	$1,846	$1,636	$3,466	$3,174
Selling, general and administrative	33,011	33,485	62,003	64,351
Research and development	10,703	13,087	21,015	25,680
Total stock-based compensation	$45,560	$48,208	$86,484	$93,205

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on the closing price of our stock on the date of grant. Generally, RSUs vest over a period of four years.

A summary for the six months ended June 30, 2026 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2025	1,250	$256.80
Granted	798	189.19
Vested and released	(452)	283.14
Forfeited	(64)	229.45
Unvested as of June 30, 2026	1,532	$214.93	1.75	$258,338

As of June 30, 2026, we expect to recognize $257.8 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.9 years.

Market-Performance Based Restricted Stock Units (“MSUs”)

We grant MSUs to members of senior management. Each MSU represents the right to one share of our common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of our stock price relative to the performance of a stock market index over the vesting period. The fair value of MSUs was estimated using a Monte Carlo model. Because the awards contain a market condition, the related compensation expense is recognized over the service period regardless of whether the market condition is ultimately achieved, provided the service condition is satisfied. MSUs vest over a period of three years and the maximum number of shares eligible to vest is 250% of the number of MSUs initially granted.

The following table summarizes the MSU performance activity for the six months ended June 30, 2026:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2025	263	$507.88
Granted	149	378.44
Vested and released[1]	(63)	622.37
Forfeited	(37)	532.75
Unvested as of June 30, 2026	312	$419.99	1.92	$52,623
1 Includes MSUs vested during the period below 100% of the original grant as actual shares released are based on our stock performance relative to a market index over the vesting period.

As of June 30, 2026, we expect to recognize $69.0 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.92 years.

Employee Stock Purchase Plan (“ESPP”)

As of June 30, 2026, we have 1,626,275 shares available for future issuance under the Align Technology, Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term (in years)	0.9	1.1
Expected volatility	41.4%	40.9%
Risk-free interest rate	3.6%	4.2%
Expected dividends	—	—
Weighted average fair value at grant date	$51.66	$70.62

As of June 30, 2026, we expect to recognize $5.6 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 0.5 years.

Note 9. Common Stock Repurchase Programs

In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “January 2023 Repurchase Program”). The January 2023 Repurchase Program was completed in its entirety in the second quarter of 2025.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years. As of June 30, 2026, we have $733.3 million remaining available for repurchase under the April 2025 Repurchase Program.

The following tables summarize the total repurchases of our common stock pursuant to Accelerated Share Repurchase (“ASR”) agreements and Open Market Repurchase (“OMR”) programs under the January 2023 and April 2025 Repurchase Programs:

Accelerated Share Repurchase Agreements

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$100.0	Q4 2023	465,518	$214.81
Q2 2024	January 2023	$150.0	Q2 2024	598,302	$250.73
Q4 2024	January 2023	$275.0	Q1 2025	1,241,509	$221.50
Q1 2025	January 2023	$225.0	Q2 2025	1,339,124	$168.02
Q3 2025	April 2025	$200.0	Q1 2026	1,390,364	$143.85
Q2 2026	April 2025	$66.7	N/A1	393,419	$169.45
1 On May 1, 2026, we initiated a $200 million open market repurchase program which is expected to be completed by October 2026. The total number of shares to be repurchased and the average price per share are not determinable as of the filing of this Quarterly Report on Form 10-Q. The amount paid, total shares received and average price per share per the table above are determined as of June 30, 2026.

During the three months ended June 30, 2026, we repurchased approximately 0.4 million shares of our common stock under the April 2025 Repurchase Program at an average price of $169.45 per share for an aggregate purchase price of approximately $66.7 million. As of June 30, 2026, $733.3 million remained available for repurchase under the program.

Note 10. Accounting for Income Taxes

Our provision for income taxes was $40.4 million and $48.9 million for the three months ended June 30, 2026 and 2025, respectively, representing effective tax rates of 27.2% and 28.2%, respectively. Our provision for income taxes was $76.5 million and $96.1 million for the six months ended June 30, 2026 and 2025, respectively, representing effective tax rates of 25.7% and 30.6%. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2026 and 2025 primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expenses in the U.S., partially offset by the foreign income taxed at different rates.

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

Our total gross unrecognized tax benefits, excluding interest and penalties, were $120.9 million and $117.4 million as of June 30, 2026 and December 31, 2025, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three and six months ended June 30, 2026.

Note 11. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$108,294	$124,608	$221,065	$217,838
Denominator:
Weighted average common shares outstanding, basic	71,495	72,565	71,460	73,061
Dilutive effect of potential common stock	25	28	169	37
Total shares, diluted	71,520	72,593	71,629	73,098

Net income per share, basic	$1.51	$1.72	$3.09	$2.98
Net income per share, diluted	$1.51	$1.72	$3.09	$2.98

The number of common share equivalents excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MSUs	285	—	248	—
RSUs	1,482	1,502	799	1,375
ESPP	1	3	1	2
Total	1,768	1,505	1,048	1,377

Note 12. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$17,185	$12,995

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,076	$19,323

Non-cash lease activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26,590	$12,259

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

Summarized financial information by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues
Clear Aligner	$870,874	$804,617	$1,726,898	$1,601,460
Systems and Services	185,318	207,832	369,381	390,251
Total net revenues	$1,056,192	$1,012,449	$2,096,279	$1,991,711
Cost of net revenues[1]
Clear Aligner	$249,370	$240,811	$492,525	$475,565
Systems and Services	49,392	63,521	109,737	127,921
Total cost of net revenues	$298,762	$304,332	$602,262	$603,486
Gross profit
Clear Aligner	$621,504	$563,806	$1,234,373	$1,125,895
Systems and Services	135,926	144,311	259,644	262,330
Total gross profit	$757,430	$708,117	$1,494,017	$1,388,225
Other Segment expenses
Clear Aligner	$296,031	$296,795	$601,101	$598,660
Systems and Services	58,274	58,574	115,916	118,130
Unallocated corporate expenses	249,112	189,715	481,032	377,302
Total operating expenses	$603,417	$545,084	$1,198,049	$1,094,092
Segment income from operations
Clear Aligner	$325,473	$267,011	$633,272	$527,235
Systems and Services	77,652	85,737	143,728	144,200
Total segment income from operations	$403,125	$352,748	$777,000	$671,435
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

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment income from operations	$403,125	$352,748	$777,000	$671,435
Unallocated corporate expenses	(249,112)	(189,715)	(481,032)	(377,302)
Total income from operations	154,013	163,033	295,968	294,133
Interest income	4,636	2,859	8,547	8,175
Other income (expense), net	(9,956)	7,624	(6,936)	11,650
Net income before provision for income taxes	$148,693	$173,516	$297,579	$313,958

The following table includes certain non-cash expenses for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation
Clear Aligner	$6,387	$6,065	$12,336	$11,883
Systems and Services	406	403	783	806
Unallocated corporate expenses	38,767	41,740	73,365	80,516
Total stock-based compensation	$45,560	$48,208	$86,484	$93,205
Depreciation and amortization
Clear Aligner[1]	$21,782	$19,495	$59,420	$38,399
Systems and Services	10,572	9,302	21,106	17,771
Unallocated corporate expenses	7,777	11,779	16,153	23,554
Total depreciation and amortization	$40,131	$40,576	$96,679	$79,724
1 Includes $15.6 million of accelerated depreciation for the six months ended June 30, 2026 as disclosed in Note 1 “Summary of Significant Accounting Policies."

Our CODM does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues [1]:
U.S.	$395,174	$422,801	$799,662	$846,119
Switzerland	248,618	235,247	493,766	459,379
Other International	412,400	354,401	802,851	686,213
Total net revenues	$1,056,192	$1,012,449	$2,096,279	$1,991,711
1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Long-lived assets, which includes Property, plant and equipment, net and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	June 30, 2026	December 31, 2025
Long-lived assets [1]:
Switzerland	$481,493	$493,584
U.S.	197,317	200,343
Other International	550,815	545,848
Total long-lived assets	$1,229,625	$1,239,775
1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Note 14. Restructuring and Other Charges

2024 Restructuring

In the fourth quarter of 2024, we incurred approximately $37.0 million in restructuring expenses, of which $13.0 million remained unpaid and were included in Accrued liabilities as of December 31, 2024. During the year ended 2025, we reduced our December 31, 2024 restructuring liability by approximately $14.6 million primarily due to cash payments, offset by approximately $2.1 million of additional restructuring expense recorded in Cost of net revenues. As of June 30, 2026, we had no remaining restructuring liability related to the 2024 Restructuring.

2025 Restructuring

In the third quarter of 2025, we initiated a plan to realign certain business groups and reduce our global workforce as part of our continued effort to right size our labor force in response to the current macroeconomic environment. We incurred approximately $40.9 million in restructuring expenses, of which $17.1 million remained unpaid and were included in Accrued liabilities as of December 31, 2025. For the six months ended June 30, 2026, we reduced our December 31, 2025 restructuring liability by approximately $14.0 million primarily due to cash payments and an adjustment of approximately $0.7 million, most of which was recorded in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. As of June 30, 2026, $2.5 million remained unpaid and was included in Accrued liabilities in our Condensed Consolidated Balance Sheets.

We have completed the 2025 restructuring plan and incurred approximately $40.2 million in total restructuring expenses. We do not expect to incur additional restructuring expenses in connection with the 2025 restructuring plan.

The 2024 and 2025 restructuring activities were primarily related to involuntary termination benefits, including employee severance and other post-employment benefits.

Activity related to the restructuring liabilities associated with our restructuring initiatives consists of the following (in thousands):

	For the twelve months ended December 31, 2025
	2024 Restructuring	2025 Restructuring[2]	Total
Balance at beginning of period[1]	$13,001	$—	$13,001
Restructuring and other charges	2,056	40,888	42,944
Cash payments and adjustments	(14,569)	(23,776)	(38,345)
Balance at end of period[1]	$488	$17,112	$17,600

	For the six months ended June 30, 2026
	2024 Restructuring	2025 Restructuring[2]	Total
Balance at beginning of period[1]	$488	$17,112	$17,600
Restructuring and other charges	—	(678)	(678)
Cash payments and adjustments	(488)	(13,970)	(14,458)
Balance at end of period[1]	$—	$2,464	$2,464
1 Included in “Accrued liabilities” within our Condensed Consolidated Balance Sheets.
2 2025 restructuring activities include an immaterial amount of charges not related to post-employment benefits.

Note 15. Assets Held for Sale

In connection with the 2025 restructuring activities discussed in Note 14 “Restructuring and Other Charges,” during the third quarter of 2025, we classified a disposal group associated with a manufacturing facility in Juarez, Mexico as held for sale and recognized an impairment loss of $23.1 million.

During the first quarter of 2026, we recognized a gain of $11.7 million resulting from an increase in fair value less costs to sell, driven by updated market‑based information. The gain did not exceed the cumulative impairment losses previously recognized on the disposal group. The gain was recorded within Cost of net revenues in our Condensed Consolidated Statements of Operations and was attributable to our Clear Aligner reportable segment.

During the second quarter of 2026, we completed the sale of the disposal group associated with the manufacturing facility in Juarez, Mexico and received net proceeds of approximately $42 million. The carrying value of the disposal group had been adjusted to fair value less cost to sell as of March 31, 2026 and accordingly, no material gain or loss was recognized upon sale.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, our expectations and intentions regarding our strategic objectives, business strategy and growth drivers, and the means to achieve them; our beliefs and expectations regarding macroeconomic conditions, including fluctuations in currency exchange rates, higher interest rates, elevated gasoline and other energy costs, market volatility, uncertainty surrounding future United States trade policies, tariffs, customs duties and fees, and retaliatory actions by other nations, inflation, threats of or actual economic slowdowns or recessions and geopolitical tensions; our expectations and beliefs regarding customer and consumer confidence, purchasing behavior and demand for dental services and changes in consumer spending habits; our expectations regarding product mix, product launches, product pilots and product adoption; our expectations regarding competition and our ability to compete in our target markets; our expectations regarding the sales growth of our clear aligners, intraoral scanners and other products; our expectations regarding the impact of the military conflicts in the Middle East, Ukraine and China, on our employees, operations and assets; our marketing and efforts to build our brand awareness; our estimates regarding the size and opportunities of our target markets along with our expectations for growth in those markets; our beliefs regarding the general impact of technological innovation and on our particular solutions and products; our beliefs regarding digital dentistry and its potential to impact our business and transform dentistry; our intentions regarding expansion of our business and any impacts on our operational flexibility and responsiveness to customer demand; our expectations regarding the timing and amount of future stock repurchases; our expectations regarding our tax positions and the judgments we make related to our tax obligations, including value-added tax positions and related contingent liabilities; our beliefs regarding the importance of our manufacturing operations on our success and our plans to open a manufacturing facility in Hyderabad, India in 2027; our beliefs regarding the need for and benefits of our technological development on Invisalign treatment, the areas of development in which we focus our efforts, and the advantages of our intellectual property portfolio; our expectations regarding the utilization rates for our products, including the impact of marketing on those rates and causes for periodic fluctuations of the rates; our expectations regarding the existence and impact of seasonality; our expectations regarding the continued expansion of our international markets and their growth; our expectations regarding impacts or staying in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally; our expectations regarding the outcomes and timing of ongoing litigation matters and regulatory developments; our expectations for future investments in and benefits from sales and marketing activities; our preparedness and our customers’ preparedness to react to changing circumstances and demand; our expectations for our expenses and capital obligations and expenditures in particular; our expectations regarding restructuring plans, workforce reductions, and related charges and savings; our expectations regarding acquisitions, dispositions, divestitures, held-for-sale classifications, and related fair-value estimates and measurement-period adjustments; our intentions to control spending and for investments, our intentions regarding the investment of and ability to repatriate foreign earnings; our belief regarding the sufficiency of our cash and investment balances and borrowing capacity; our judgments regarding the estimates used in our revenue recognition and assessment of goodwill and intangible assets; our predicted level of operating expenses and gross margins and other factors beyond our control, as well as other statements regarding our future operations, financial condition and prospects and business strategies.

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

Recent Developments

New Manufacturing Facility: During the second quarter, we announced plans to expand our global manufacturing network with a new facility in Hyderabad, India, which is expected to commence operations in 2027 and will represent our first manufacturing facility in India. We expect to invest approximately $200 million over the next several years in connection with the project, including both capital expenditures and operating costs. The planned expansion is intended to support growth in high-demand markets, enhance supply chain resiliency, increase manufacturing capacity, improve operational efficiency, and further diversify our global manufacturing footprint.

UK VAT Update: On July 7, 2026, the Upper Tribunal (Tax and Chancery Chamber) of the United Kingdom issued a decision reversing the April 24, 2025 decision of the First-tier Tribunal and holding that clear aligners are not “dental prostheses” and are therefore subject to value added tax in the United Kingdom at the standard rate. We have recorded an estimated liability of approximately $37.5 million as of June 30, 2026, which reflects management’s best estimate of the obligation as of the reporting date. We intend to exhaust all available appeals and vigorously defend our position, but the ultimate resolution of this matter remains subject to significant uncertainty. For more information, see Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Many of these factors may contribute to, among other things, higher raw material prices, increased transportation and labor costs, and interruptions in supply and distribution operations, each of which can also impact the availability of certain raw materials, parts and components used in our products as well as our costs and those of our suppliers. For example, we believe that in the beginning of the second quarter of 2025, sales of our products were adversely impacted compared to the same period in prior years by certain macroeconomic conditions, including global tariff volatility, inflation, and higher interest rates, which we believe may continue to impede dental patient demand. Patient traffic growth has been uneven for many doctors, with orthodontic starts down for four consecutive years. We believe uncertainty not only impacts consumer purchasing decisions but also the decisions and recommendations that doctors make, especially doctors who offer both clear aligners and wires and brackets in their practices and have the additional time to treat patients with wires and brackets when orthodontic starts are slowing or diminishing. We believe this has resulted in an increase in orthodontic starts using wires and brackets in lieu of clear aligners that was more pronounced in the second quarter of 2025. We believe these trends are continuing and will impede future sales for so long as consumer economic uncertainty persists, particularly to the extent it impairs discretionary spending. Additionally, we believe that the ongoing military conflicts in the Middle East, including the hostilities involving Israel, Iran, and the United States that began or escalated in 2025 and 2026, together with elevated gasoline and energy costs and related market volatility, have and may continue to contribute to declines in widely reported measures of consumer confidence, and we anticipate these conditions will continue to add to market uncertainties and dampen consumer sentiment and demand.

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

Additionally, a material amount of our revenues are derived internationally and many of our international operations are denominated in currencies other than the U.S. dollar. In the second quarter of 2026, foreign currency movements favorably impacted our revenues compared to the prior-year period. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S. dollar against other currencies remains uncertain and unpredictable.

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

2025 Restructuring

In the third quarter of 2025, we initiated a plan to realign certain business groups and reduce our global workforce as part of our continued effort to right size our labor force in response to the current macroeconomic environment. As of June 30, 2026, we incurred a total of approximately $40.2 million in restructuring charges under this plan, of which $2.5 million remained unpaid. These charges were primarily related to involuntary termination benefits, including employee severance and other post-employment benefits in connection with the 2025 restructuring plan, which has been completed. We do not expect to incur additional restructuring expenses in connection with the 2025 restructuring plan.

For more information, see Note 14. “Restructuring and Other Charges” of the Notes to Condensed Consolidated Financial Statements.

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

Key Financial and Operating Metrics

We measure our performance against the foregoing strategic priorities by the achievement of key financial and operating metrics. For the three months ended June 30, 2026, our business operations reflect the following:

•Revenues of $1,056 million, an increase of 4.3% year-over-year;

•Clear Aligner revenues of $871 million, an increase of 8.2% year-over-year;
•Clear Aligner case volume increased 7.4% year-over-year and Clear Aligner case volume for teens and growing patients increased from 223.2 thousand shipments to 239.2 thousand or 7.2% year-over-year;
•Imaging Systems and CAD/CAM services revenues of $185 million, a decrease of 10.8% year-over-year;
•Income from operations of $154 million and operating margin of 14.6%;
•Effective tax rate of 27.2%;
•Net income of $108 million with diluted net income per share of $1.51;
•Cash and cash equivalents of $1,103 million as of June 30, 2026;
•Cash provided by operating activities of $193 million;
•Capital expenditures of $36 million, primarily related to investments in our manufacturing capacity and facilities; and
•Number of employees was 20,435 as of June 30, 2026, a decrease of 4.9% year-over-year primarily due to workforce reduction associated with the 2025 restructuring plan.

Other Statistical Data and Trends

•As of June 30, 2026, approximately 23 million people worldwide have been treated with our Invisalign system.

•For the second quarter of 2026, the total number of Invisalign-trained doctors that submitted cases and received shipments (doctor submitters) was 89.2 thousand compared to 86.3 thousand in the second quarter of 2025, a 3.4% increase.

•The total utilization rate (case shipments divided by the number of doctor submitters) in the second quarter of 2026 increased to 7.8 cases per doctor compared to 7.5 cases per doctor in the second quarter of 2025.

•Clear aligner revenue per case shipment (clear aligner revenues divided by case shipments) increased from $1,250 in the second quarter of 2025 to $1,260 in the second quarter of 2026, a 0.8% increase.

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

Net revenues for our Clear Aligner and Systems and Services segments for the three and six months ended June 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
Net Revenues	2026	2025	Change		2026	2025	Change
Clear Aligner net revenues	$870.9	$804.6	$66.3	8.2%	$1,726.9	$1,601.5	$125.4	7.8%
Systems and Services net revenues	185.3	207.8	(22.5)	(10.8)%	369.4	390.3	(20.9)	(5.3)%
Total net revenues	$1,056.2	$1,012.4	$43.7	4.3%	$2,096.3	$1,991.7	$104.6	5.3%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
Total case volume	691.8	644.4	47.4	7.4%	1,377.4	1,286.7	90.8	7.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and six months ended June 30, 2026, total net revenues increased by $44 million and $105 million compared to the same period in 2025, primarily due to an increase in Clear Aligner volume and increased ASPs.

Clear Aligner

For the three months ended June 30, 2026, Clear Aligner net revenues increased by $66 million compared to the same period in 2025, primarily due to an increase in volume, which increased net revenues by $53 million and an increase of $13 million from favorable foreign exchange rates and price increases.

For the six months ended June 30, 2026, Clear Aligner net revenues increased by $125 million compared to the same period in 2025, primarily due to an increase in volume and favorable foreign exchange rates, which increased net revenues by $102 million and $49 million, respectively. These increases were partially offset by higher discounts and product mix shift to lower-priced countries and products resulting in a decrease in net revenues of $26 million.

Systems and Services

For the three months ended June 30, 2026, Systems and Services net revenues decreased by $23 million compared to the same period in 2025, primarily due to decrease of $27 million from mix shift to lower-priced products and $15 million from lower scanner wand sales. These decreases were partially offset by higher system volume of $11 million and an increase of $8 million from higher non-system sales and favorable foreign exchange.

For the six months ended June 30, 2026, Systems and Services net revenues decreased by $21 million compared to the same period in 2025, primarily due to decrease of $46 million from mix shift to lower-priced products, and $28 million from lower scanner wand sales. These decreases were partially offset by higher system volume of $35 million and an increase of $18 million from higher non-systems sales and favorable foreign exchange.

Cost of net revenues and gross profit (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Clear Aligner
Cost of net revenues	$249.4	$240.8	$8.6	$492.5	$475.6	$17.0
% of net segment revenues	28.6%	29.9%		28.5%	29.7%
Gross profit	$621.5	$563.8	$57.7	$1,234.4	$1,125.9	$108.5
Gross margin %	71.4%	70.1%		71.5%	70.3%
Systems and Services
Cost of net revenues	$49.4	$63.5	$(14.1)	$109.7	$127.9	$(18.2)
% of net segment revenues	26.7%	30.6%		29.7%	32.8%
Gross profit	$135.9	$144.3	$(8.4)	$259.6	$262.3	$(2.7)
Gross margin %	73.3%	69.4%		70.3%	67.2%
Total cost of net revenues	$298.8	$304.3	$(5.6)	$602.3	$603.5	$(1.2)
% of net revenues	28.3%	30.1%		28.7%	30.3%
Gross profit	$757.4	$708.1	$49.3	$1,494.0	$1,388.2	$105.8
Gross margin %	71.7%	69.9%		71.3%	69.7%

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

For the three and six months ended June 30, 2026, our gross margin percentage increased as compared to the same periods in 2025 primarily due to tariff refunds, roll-off of accelerated depreciation and higher clear aligner ASPs.

Clear Aligner

For the three and six months ended June 30, 2026, our gross margin increased compared to the same period in 2025, primarily due to higher ASPs, roll-off accelerated depreciation and operational efficiencies, partially offset by higher freight costs.

Systems and Services

For the three and six months ended June 30, 2026, our gross margin increased compared to the same period in 2025, primarily due to lower Cost of net revenues from tariff refunds and operational efficiencies, partially offset by lower ASPs.

Selling, general and administrative (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative	$462.7	$448.7	$14.0	$928.0	$896.3	$31.7
% of net revenues	43.8%	44.3%		44.3%	45.0%

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

For the three months ended June 30, 2026, selling, general and administrative expense increased compared to the same period in 2025, primarily due to higher spend on outside services, higher employee costs, including salaries, fringe benefits and bonus, and higher equipment and maintenance costs, partially offset by lower advertising and marketing expense, and stock-based compensation.

For the six months ended June 30, 2026, selling, general and administrative expense increased compared to the same period in 2025, primarily due to higher spend on outside services, litigation, higher employee costs, including salaries, fringe benefits and bonus, and higher equipment and software costs, partially offset by lower advertising and marketing expense, commissions, and stock-based compensation.

Research and development (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Research and development	$102.0	$96.4	$5.6	$200.7	$193.6	$7.1
% of net revenues	9.7%	9.5%		9.6%	9.7%

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

For the three months ended June 30, 2026, research and development expense increased compared to the same period in 2025, primarily due to higher employee costs, including salaries, fringe benefits and bonus costs, outside services, and depreciation on capitalized labor costs related to internal-use software, partially offset by lower stock-based compensation.

For the six months ended June 30, 2026, research and development expense increased compared to the same period in 2025, primarily due to higher employee costs, including salaries, fringe benefits and bonus costs, depreciation on capitalized labor costs related to internal-use software, and cloud tool spending, partially offset by lower stock-based compensation, and reduced outside service provider spend.

Legal settlements and contingencies (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Legal settlements and contingencies	$38.7	$—	$38.7	$69.3	$4.2	$65.2
% of net revenues	3.7%	—%		3.3%	0.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended June 30, 2026, we recorded $1.2 million and $37.5 million related to legal settlements and UK VAT contingency loss, respectively. Refer to Note 6 “Legal Proceedings” and Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

For the six months ended June 30, 2026, we recorded $31.8 million and $37.5 million related to legal settlements and UK VAT contingency loss, respectively. Refer to Note 6 “Legal Proceedings” and Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Income from operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Clear Aligner
Income from operations	$325.5	$267.0	$58.5	$633.3	$527.2	$106.0
Operating margin %	37.4%	33.2%		36.7%	32.9%
Systems and Services
Income from operations	$77.7	$85.7	$(8.1)	$143.7	$144.2	$(0.5)
Operating margin %	41.9%	41.3%		38.9%	37.0%
Total income from operations [1]	$154.0	$163.0	$(9.0)	$296.0	$294.1	$1.8
Operating margin %	14.6%	16.1%		14.1%	14.8%
1 Refer to Note 13 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Income from operations.

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner

For the three months ended June 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and lower advertising and marketing expense, partially offset by an increase in employee costs and credit card transaction fees.

For the six months ended June 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and lower advertising and marketing expense, partially offset by an increase in employee costs and equipment.

Systems and Services

For the three months ended June 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and a decrease in operating expenses related to lower advertising and marketing costs.

For the six months ended June 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and a decrease in operating expenses related to lower employee costs, advertising and outside services partially offset by an increase in credit card transaction fees and equipment.

Interest income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest income	$4.6	$2.9	$1.8	$8.5	$8.2	$0.4
% of net revenues	0.4%	0.3%		0.4%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three and six months ended June 30, 2026, interest income increased compared to the same period in 2025, primarily due to interest earned on cash and cash equivalent balances.

Other income (expense), net (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Other income (expense), net	$(10.0)	$7.6	$(17.6)	$(6.9)	$11.7	$(18.6)
% of net revenues	(0.9)%	0.8%		(0.3)%	0.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended June 30, 2026, other income (expense), net decreased compared to the same period in 2025, primarily due to an unfavorable impact from foreign exchange rates.

For the six months ended June 30, 2026, other income (expense), net decreased compared to the same period in 2025, primarily due to an unfavorable impact from foreign exchange rates, partially offset by a gain recorded on our equity investment.

Provision for income taxes (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Provision for income taxes	$40.4	$48.9	$(8.5)	$76.5	$96.1	$(19.6)
Effective tax rates	27.2%	28.2%		25.7%	30.6%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differed from the U.S. statutory federal income tax rate of 21% for the three and six months period ended June 30, 2026 and 2025, primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expense in the U.S., partially offset by the foreign income taxed at different rates.

The decrease in our effective tax rate for the three months ended June 30, 2026 compared to the same period in 2025 is primarily attributable to the change in our jurisdictional mix of income.

The decrease in our effective tax rate for the six months ended June 30, 2026 compared to the same period in 2025 is primarily attributable to the change in our jurisdictional mix of income, a decrease in the state income taxes and higher tax deduction from stock-based compensation.

Liquidity and Capital Resources

Liquidity and Trends

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $1,103 million and $1,095 million, respectively, of which approximately $861 million and $929 million, respectively, were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient operating cash flow from our domestic operations and have access to $300 million under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.

Our material cash requirements as of June 30, 2026 are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. There have been no material changes to our purchase commitments for goods and services during the six months ended June 30, 2026 as compared to the year ended December 31, 2025.

•There have been no material changes to our future operating lease payments, including leases that have not yet commenced, during the six months ended June 30, 2026 as compared to the year ended December 31, 2025.

•We expect our investments in capital expenditures for fiscal year 2026 to be $125 million to $150 million. Capital expenditures primarily relate to technology upgrades, additional manufacturing capacity as well as ongoing maintenance.

•In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock. The April 2025 Repurchase Program is expected to be completed over a period of up to three years. We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including our share price and current liquidity requirements. We repurchased approximately $98 million during the first half of 2026, leaving $733 million available for future repurchase under the April 2025 Repurchase Program. We expect to repurchase up to $200 million of our common stock over a six-month period beginning on May 1, 2026. Refer to Note 9 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•As of June 30, 2026, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our liquidity or capital resources.

Sources and Uses of Cash

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$343,799	$181,326
Investing activities	(213,738)	(56,768)
Financing activities	(115,575)	(303,055)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,689)	35,876
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,797	$(142,621)

During the quarter ended June 30, 2026, we announced plans to construct a new manufacturing facility in Hyderabad, India, expected to commence operations in 2027. The project represents a multi‑year investment of approximately $200 million, including both capital expenditures and operating costs. We do not currently expect this investment to have a material impact on our short-term liquidity position.

Operating Activities

For the six months ended June 30, 2026, cash flows from operations of $344 million resulted primarily from our net income of approximately $221 million as well as the following:

Significant adjustments to reconcile net income to net cash provided by operating activities

•Deferred taxes of $31 million related to a decrease in our long term deferred tax position;
•Depreciation and amortization of $97 million related to our investments in property, plant and equipment and intangible assets;
•Stock-based compensation of $86 million related to equity awards granted to employees and directors;
•Non-cash operating lease costs of $21 million;
•Gain on assets held for sale of $12 million resulting from an increase in fair value less costs to sell;
•Fair value adjustment gain of $7 million related to our investment in Heartland; and
•Other non-cash operating activities of $11 million primarily related to an increase in our bad debt allowance.

Significant changes in working capital

•Net outflow of $72 million in accounts receivable due to timing of collections;
•Net outflow of $26 million in prepaid expenses and other assets primarily due to the renewal of enterprise technology service agreements;
•Net inflow of $61 million in accrued and other long-term liabilities; and
•Net outflow of $64 million in deferred revenue.

Investing Activities

Net cash used in investing activities was $214 million for the six months ended June 30, 2026, primarily driven by $66 million of purchases of property, plant and equipment, a $100 million additional investment in Heartland, $70 million for our investment in convertible notes, and $19 million related to an immaterial acquisition, offset by $42 million of proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $116 million for the six months ended June 30, 2026, primarily driven by outflows of $98 million for share repurchases and $29 million for payroll taxes paid for vested equity awards, offset by $12 million of proceeds from the issuance of common stock under our employee stock purchase plan.

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

Determining the standalone selling price (“SSP”) in order to allocate consideration from the contract to the individual performance obligations is the result of various factors, such as historical prices, changing trends and market conditions, costs and gross margins. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenues recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and results of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income earned on our cash and cash equivalents balance. As of June 30, 2026, we are not exposed to interest rate risk on our unsecured revolving line of credit because we had no outstanding borrowings. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows. As of June 30, 2026, we had no short term or long-term marketable securities.

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

We enter into foreign currency forward contracts for currencies where we have exposures, primarily the Euro, British Pound, Canadian Dollar, Polish Zloty and Israeli Shekel, to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are not designated as hedging instruments and are generally one month in original maturity and are marked to market through earnings every period. The gains and losses on these forward contracts are intended to offset the gains and losses in the underlying foreign currency denominated monetary assets and liabilities being economically hedged. We do not enter into foreign currency forward contracts for trading or speculative purposes. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Our investments in privately held companies primarily consist of equity securities without readily determinable fair values. We elected to account for our investments in privately held companies using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. The carrying value of our investments in privately held companies was $327.8 million at June 30, 2026 and $216.2 million at December 31, 2025. The increase was primarily driven by an additional investment in Heartland and a carrying value adjustment resulting from observable transactions for identical or similar investments of this issuer.

Additionally, we may hold investments in privately held companies in which we exercise significant influence. Such investments are generally accounted for as equity method investments, although we may elect the fair value option when appropriate. As of June 30, 2026, we did not hold any material investments accounted for under this model.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Macroeconomic conditions impact consumer confidence and discretionary spending, which can reduce or shift spending away from elective procedures, drive patients to pursue less costly orthodontic treatments, decrease the number of orthodontic case starts, reduce patient traffic in dental offices, or reduce demand for dental services generally. Consumer spending habits are affected by, among other things, fluctuations in foreign currency exchange rates, changes in consumer confidence and demand, inflation, elevated gasoline and other energy costs, general economic weakness, actual or potential slowdowns or recessions, employment levels, health insurance coverage, wages, debt obligations, discretionary income, interest rates, cultural and social influences, market volatility and perceptions of current and future economic conditions. For instance, decreased demand for dental services has and may in the future cause doctors and labs to revert to wires and brackets and postpone investments in capital equipment. Uncertain economic outlooks for, or declines in the economic outlooks of, the United States, Chinese, European and other economies have and could in the future materially adversely affect consumer demand and dental practice spending. Higher interest rates have and could in the future reduce consumers’ disposable income, which could cause a decrease in discretionary spending for our products.

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

Tariffs or proposed tariffs, customs duties, or fees, and any retaliatory tariffs, international trade disputes, or protectionist trade measures taken in response to such tariffs may increase the cost of our products and the components or the raw materials used to make them, reduce demand for our products and adversely impact our gross margin and results of operations, limit our ability to sell to certain customers, limit or prohibit the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers, or impede or slow the movement of our goods across borders. For example, the U.S. Department of Commerce has completed its investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects on the national security of imports of personal protective equipment (PPE), medical consumables, and medical equipment including devices. No actions with respect to the investigation have been announced to date, and the timing, scope and outcome of any resulting trade measures remain uncertain.

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

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Following that decision, the United States imposed a temporary import surcharge on most imports under Section 122 of the Trade Act of 1974, effective February 24, 2026, which was subsequently held unlawful by the U.S. Court of International Trade in a decision that is currently stayed pending appeal, and which expired in accordance with its terms on July 24, 2026. Immediately following the expiration of the Section 122 surcharges, on July 24, 2026, the Office of the United States Trade Representative imposed additional duties under Section 301 of the Trade Act of 1974 on imports from the top 60 U.S. trade partners. Unlike the Section 122 surcharge, the Section 301 duties are not subject to a statutory rate cap or a fixed expiration date and may remain in effect indefinitely. The scope, rates, extent and duration of tariffs under these or other authorities, the outcome of pending litigation challenging them, and the resulting impact on general economic conditions and on our business, financial condition and results of operations are uncertain.

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

Military conflicts, wars, and escalation of terrorist or gang activities have and may in the future materially adversely impact the economies in which we operate. Our iTero operations, headquartered in Israel, are close to areas that have been affected by ongoing military conflicts in the Middle East, including the hostilities involving Israel, Iran, and the United States that began or escalated in 2025 and 2026, which have resulted in instability in the region and disrupted global oil and gas shipments, with cascading effects on energy prices and global economic conditions, including consumer discretionary spending. Additionally, our supply chains and demand for our products could be impaired as a result of political instability, drug trafficking, the continuation or escalation of terrorist or gang activities (particularly with respect to our manufacturing operations in Mexico), hostilities, export and import restrictions, sanctions or boycotts. These events could disrupt ongoing operations and may materially impact the logistics, timing and cost of shipping of our products and materials or our ability to operate out of impacted areas, and our ongoing contingency planning and business continuity measures to mitigate these risks may not be sufficient. Additionally, China’s territorial conflicts with other neighboring countries may impact our operations and sales in China. We cannot predict the progress or outcome of these events or the reactions by governments, businesses or consumers and each event could, individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.

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

Our net revenues are primarily dependent on sales of the Invisalign System, and iTero intraoral scanners and related services. Of the two, we expect the Invisalign System to continue to represent the majority of our net revenues and remain critical to our success.

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

Our cybersecurity risk management program and processes, including our policies, controls or procedures, may not be successfully implemented, complied with or effective in protecting our systems and information or any other information we maintain or otherwise process. Further, the frequency and sophistication of third-party cybersecurity attacks are increasing, particularly with the advancement of AI technologies. For example, threat actors are increasingly using AI technologies, including generative and agentic AI and frontier models, to identify previously unknown vulnerabilities, automate complex, multi-stage attacks and create more convincing social engineering campaigns, including fraud that relies on “deepfake”

impersonation, which has increased and may continue to increase the frequency, speed, scale and sophistication of cyber threats. These developments may compress the time available for us and our vendors to detect, patch and remediate vulnerabilities before they are exploited and may require more frequent emergency remediation efforts, which could increase our costs and heighten the risk of operational disruption.

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

We depend on commercial freight carriers, primarily United Parcel Service, Inc., to deliver our products. If the operations of commercial freight carriers are disrupted or we fail to mitigate any disruptions, we may be unable to timely deliver products to our customers who may choose alternative products, causing our net revenues and gross margin to decline, possibly materially. Moreover, when fuel costs increase, our freight costs generally do as well, including through carrier fuel surcharges applied in future periods. In addition, we earn an increasingly larger portion of our total revenues from international sales, which carry higher shipping costs that negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to successfully pass all or significant portions of the increases along to our customers, or we cannot otherwise offset such increases, our gross margin and financial results could be materially affected.

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

Seamless leadership transitions for key positions are critical to sustaining our culture and organizational success. If our succession planning is ineffective, it could adversely impact our business. Organizational changes could also increase attrition and adversely impact our ability to successfully attract, motivate, and retain key personnel. For example, in September, 2025, we required most of our employees to return to working five days per week in the office for most locations, which could impact our ability to attract and retain qualified personnel, particularly if companies that we compete with for talent have adopted work policies and arrangements that our employees may consider to be more appealing. We have experienced and may continue to experience difficulties attracting and retaining personnel that meet the qualifications, experience, compliance mindset and values we expect and share our core values of Agility, Customer and Accountability, which could impact our ability to achieve our strategic objectives and maintain compliance with obligations under our internal controls and other requirements. We provide significant training and experience to our personnel that, for certain roles, can make key personnel, such as our commercial and sales personnel, highly desirable to competitors and lead to increased attrition.

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

On June 29, 2026, the European Commission announced a formal investigation to assess whether our practices relating to our Invisalign clear aligners and iTero intraoral scanners in the European Economic Area infringe EU competition rules prohibiting the abuse of a dominant market position. We cannot predict the duration or outcome of the investigation, and an adverse outcome could subject us to substantial fines, require us to modify our business practices or accept binding commitments, and expose us to follow-on private litigation, any of which could materially affect our business, financial condition and results of operations. For more information, see Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Furthermore, we frequently must obtain regulatory clearance or approval before we can sell a new medical device or market a new use of, or claim for, an existing product. For instance, in the United States, FDA regulations are wide-ranging and govern, among other things, product design, product materials, development, manufacturing and testing, product labeling and product storage. It takes significant time, effort, and expense to obtain and maintain clearances and approvals of products and services, and there is no guarantee we will timely succeed, if at all, in the countries in which we do business. In other countries, the requirements, time, effort and expense to obtain and maintain clearances may differ materially. Moreover, these laws may change, resulting in additional time, expense or loss of market access. If the requirements to market our products or services are delayed, we may be unable to offer them in markets we deem important. Additionally, failure to comply with applicable regulatory requirements could result in enforcement actions with sanctions, including fines, civil penalties and criminal prosecution. Delays or failures to obtain or maintain regulatory approvals or clearances, or to comply with regulatory requirements, may materially adversely affect our domestic or international operations, and adversely impact our business. We and certain of our third-party vendors must also comply with and adhere to facility registration and product listing requirements in the FDA’s Quality Management System Regulation (“QMSR”), which became effective on February 2, 2026 and incorporates by reference the international standard ISO 13485:2016, and analogous quality‑system requirements in other jurisdictions. The FDA enforces the QMSR through inspections, which may be unannounced. Failure to satisfactorily correct an adverse inspection finding or comply with applicable regulations can result in enforcement actions, or require us to find alternative manufacturers, which could be a long and costly process and may cause reputational harm. Enforcement actions by regulators could have a material effect on our business, financial condition and results of operations..

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

We are or may become, or alleged to be or become, subject to stringent federal, state, and foreign laws and regulations, such as HIPAA, which regulates the security and privacy of patient healthcare information applicable to healthcare providers and their business associates, and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, which regulates privacy, data security, content regulation and consumer protection. Numerous other states have enacted, or plan to enact, laws relating to privacy, data protection, data governance and cybersecurity, with such enacted laws either in operation or slated to go into operation over the next several years. Outside of the United States, relevant legal requirements continue to evolve. For example, the collection and use of health data and other personal information is governed in the EU by the EU GDPR, which imposes significant obligations upon companies and rights for individuals, with substantial penalties for noncompliance. Numerous other jurisdictions maintain similar legislation or other laws or regulations addressing privacy, data protection, data governance, or cybersecurity. Several jurisdictions, including the EU, United States, China, Australia, and Japan, have enacted data export restrictions and international transfer laws and regulations that established legal requirements for cross-border transfers of all or certain personal information and certain jurisdictions have also established legal requirements for data localization, which may require us to maintain separate servers located in those countries so that all or certain personal information is maintained locally.

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

Our operations are subject to rapidly changing and varied expectations and requirements regarding Sustainability issues from a wide range of stakeholders, such as governmental and self-regulatory organizations, including U.S. federal and state governments, and the EU, as well as investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders and customers. We are also subject to the SEC’s long-standing climate change disclosure guidance and other SEC disclosure requirements applicable to climate-related matters, as well as the European Union’s Corporate Sustainability Reporting Directive (“CSRD”). If we fail to adopt Sustainability standards or practices as quickly as stakeholders desire, comply with or timely report on our Sustainability efforts or practices accurately, or satisfy the disclosure and other expectations of stakeholders, our brand, reputation, employee retention, business, financial performance, growth, and stock price may be adversely impacted.

Our compliance obligations span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, product packaging, product safety, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, disposal activities, workers welfare and human rights. U.S. and foreign regulators have or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases from power generated by fossil fuels. Additionally, customers and consumers may demand our products, packaging and operations be more sustainable, which could affect how we manufacture and package our products, increase our costs and those of our suppliers, and result in manufacturing, transportation and supply chain disruptions if clean energy sources are unavailable in adequate amounts when required. Moreover, clean energy sources, coupled with reduced investments in traditional energy production and infrastructure, may not provide the predictable and reliable energy we, our suppliers and other business partners require.

Other restrictions apply to the substances incorporated into our products, including the chemical compounds in our clear aligners, electronics in our scanners and the packaging in which they are shipped. These laws and regulations are proliferating, and the substances they restrict are expanded regularly, which may require us to undertake additional reporting or to phase out certain substances and materials, such as per- and polyfluoroalkyl substances (PFAS) and, as regulation in this area develops, other substances and materials such as microplastics. We may be required to re-design our products or identify new suppliers to maintain compliance with these laws. Further, these laws and regulations may decrease the number of suppliers capable of supplying our needs, thereby negatively affecting our ability to manufacture products in sufficient quantities at competitive prices, leading customers to potentially choose competitive goods and services.

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

AI and machine learning technologies (including generative and agentic AI) in our products, services and IT systems may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business.

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

AI is subject to a dynamic and rapidly evolving legal and regulatory environment, which, without appropriate review, governance and risk management, could expose us to unforeseen legal or regulatory scrutiny and liabilities. For example, the U.S. AI regulatory framework remains in development and has been introduced at the federal level through executive orders and legislation has been introduced and enacted at the state level. In Europe, the EU AI Act entered into force on August 1, 2024, and its obligations apply in phases: certain prohibitions have applied since February 2025, obligations for general-purpose AI models since August 2025, and certain transparency obligations from August 2026. In 2026, the EU adopted targeted amendments to the EU AI Act that, among other things, defer the application of obligations for high-risk AI systems until December 2027 (for stand-alone high-risk systems) and August 2028 (for AI systems embedded in regulated products, such as medical devices), while introducing additional prohibited practices. The scope, timing and interpretation of these requirements remain subject to change.

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

Additionally, as we offer more third-party AI models in our solutions, we face risks inherent in how third-party AI models used in our solutions have been developed and deployed, including situations in which the third party may lack a proper license or consent for the training data used for their model. The use and availability of third-party AI models in our solutions could result in scrutiny and legal liability, including intellectual property infringement claims. In addition, access to third-party AI models may be suspended, restricted or offered on less favorable terms by providers or governments, including due to safety concerns, regulatory mandates or changing commercial priorities, which could disrupt, delay or increase the cost of AI-enabled features in our products and services. Such claims or scrutiny could cause reputational harm and loss of customers, and adversely impact our business and financial results. In addition, new competition regulations on AI development and deployment could impose new requirements on our markets that could impact our business and financial results.

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
•changes in investor sentiment or perceptions regarding the impact of evolving technologies, including AI, on our business, industry or competitors;
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchase activity for the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 through April 30, 2026	—	$—	—	$800,000,000
May 1, 2026 through May 31, 2026	191,757	$165.13	191,757	$768,335,000
June 1, 2026 through June 30, 2026	201,662	$173.55	201,662	$733,336,000
Total	393,419		393,419

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

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.        Exhibits.

(a) Exhibits:

Exhibit Number	Description	Filing	Date	Exhibit Number	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of Align Technology, Inc.	10-Q	8/06/2025	3.1
3.2	Amended and Restated Bylaws of Align Technology, Inc.	8-K	2/26/2026	3.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934				X
32.1†	Certifications pursuant to 18 U.S.C. Section 1350				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALIGN TECHNOLOGY, INC.

August 5, 2026	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer (Principal Executive Officer)

August 5, 2026	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)