Form 10-Q
period 2026-09-30
ALIGN TECHNOLOGY INC
filed 2026-11-04
CIK 1097149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of October 30, 2026, the number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 70,487,053.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$1,014,763	$995,692	$3,111,042	$2,987,403
Cost of net revenues	317,292	356,491	919,554	959,977
Gross profit	697,471	639,201	2,191,488	2,027,426
Operating expenses:
Selling, general and administrative	410,554	417,800	1,338,567	1,314,115
Research and development	93,873	93,276	294,563	286,875
Restructuring and other charges	17,231	31,827	17,231	31,827
Legal settlements and contingencies	6,649	—	75,995	4,178
Total operating expenses	528,307	542,903	1,726,356	1,636,995
Income from operations	169,164	96,298	465,132	390,431
Interest income and other income (expense), net:
Interest income	6,212	3,249	14,759	11,424
Other income (expense), net	(5,302)	(4,813)	(12,238)	6,837
Total interest income and other income (expense), net	910	(1,564)	2,521	18,261
Net income before provision for income taxes	170,074	94,734	467,653	408,692
Provision for income taxes	35,030	37,981	111,544	134,101
Net income	$135,044	$56,753	$356,109	$274,591

Net income per share:
Basic	$1.90	$0.78	$4.99	$3.77
Diluted	$1.90	$0.78	$4.98	$3.77
Shares used in computing net income per share:
Basic	70,993	72,377	71,303	72,831
Diluted	71,015	72,419	71,473	72,880

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$135,044	$56,753	$356,109	$274,591
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	(4,851)	4,185	(13,653)	59,394
Other comprehensive income (loss)	(4,851)	4,185	(13,653)	59,394
Comprehensive income	$130,193	$60,938	$342,456	$333,985

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,144,931	$1,094,908
Accounts receivable, net of allowance for doubtful accounts of $26,837 and $34,213, respectively	1,163,854	1,101,757
Inventories	224,654	226,343
Prepaid expenses and other current assets	192,636	165,571
Assets held for sale	—	27,983
Total current assets	2,726,075	2,616,562
Property, plant and equipment, net	1,134,486	1,131,453
Operating lease right-of-use assets, net	140,616	108,322
Goodwill	495,279	491,833
Intangible assets, net	90,620	93,933
Deferred tax assets	1,478,052	1,513,542
Other assets	455,481	278,048
Total assets	$6,520,609	$6,233,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,876	$121,450
Accrued liabilities	633,487	536,749
Deferred revenues	1,162,134	1,261,816
Total current liabilities	1,913,497	1,920,015
Income tax payable	72,138	68,200
Operating lease liabilities	112,296	82,507
Other long-term liabilities	117,101	113,824
Total liabilities	2,215,032	2,184,546
Commitments and contingencies (Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value (5,000 shares authorized; none issued)	—	—
Common stock, $0.0001 par value (200,000 shares authorized; 70,690 and 71,364 issued and outstanding, respectively)	7	7
Additional paid-in capital	1,608,420	1,509,595
Accumulated other comprehensive income, net	61,735	75,388
Retained earnings	2,635,415	2,464,157
Total stockholders’ equity	4,305,577	4,049,147
Total liabilities and stockholders’ equity	$6,520,609	$6,233,693

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Three Months Ended September 30, 2026	Shares	Amount
Balance as of June 30, 2026	71,245	$7	$1,570,297	$66,586	$2,595,563	$4,232,453
Net income	—	—	—	—	135,044	135,044
Net change in foreign currency translation adjustment	—	—	—	(4,851)	—	(4,851)
Issuance of common stock relating to employee equity compensation plans	73	—	8,221	—	—	8,221
Tax withholdings related to net share settlements of equity awards	(1)	—	(75)	—	—	(75)
Common stock repurchased and retired	(627)	—	(9,050)	—	(95,192)	(104,242)
Stock-based compensation	—	—	39,027	—	—	39,027
Balance as of September 30, 2026	70,690	$7	$1,608,420	$61,735	$2,635,415	$4,305,577

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings	Total
Nine Months Ended September 30, 2026	Shares	Amount
Balance as of December 31, 2025	71,364	$7	$1,509,595	$75,388	$2,464,157	$4,049,147
Net income	—	—	—	—	356,109	356,109
Net change in foreign currency translation adjustment	—	—	—	(13,653)	—	(13,653)
Issuance of common stock relating to employee equity compensation plans	689	—	19,939	—	—	19,939
Tax withholdings related to net share settlements of equity awards	(157)	—	(29,241)	—	—	(29,241)
Common stock repurchased and retired	(1,206)	—	(17,384)	—	(184,851)	(202,235)
Stock-based compensation	—	—	125,511	—	—	125,511
Balance as of September 30, 2026	70,690	$7	$1,608,420	$61,735	$2,635,415	$4,305,577

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income, Net	Retained Earnings	Total
Three Months Ended September 30, 2025	Shares	Amount
Balance as of June 30, 2025	72,486	$7	$1,426,541	$61,187	$2,425,044	$3,912,779
Net income	—	—	—	—	56,753	56,753
Net change in foreign currency translation adjustment	—	—	—	4,185	—	4,185
Issuance of common stock relating to employee equity compensation plans	80	—	7,839	—	—	7,839
Tax withholdings related to net share settlements of equity awards	(3)	—	(402)	—	—	(402)
Common stock repurchased and retired	(523)	—	(7,209)	—	(64,864)	(72,073)
Stock-based compensation	—	—	48,377	—	—	48,377
Balance as of September 30, 2025	72,040	$7	$1,475,146	$65,372	$2,416,933	$3,957,458

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income, Net	Retained Earnings	Total
Nine Months Ended September 30, 2025	Shares	Amount
Balance as of December 31, 2024	73,849	$7	$1,362,234	$5,978	$2,483,766	$3,851,985
Net income	—	—	—	—	274,591	274,591
Net change in foreign currency translation adjustment	—	—	—	59,394	—	59,394
Issuance of common stock relating to employee equity compensation plans	488	—	21,748	—	—	21,748
Tax withholdings related to net share settlements of equity awards	(103)	—	(20,232)	—	—	(20,232)
Common stock repurchased and retired	(2,194)	—	(30,186)	—	(341,424)	(371,610)
Stock-based compensation	—	—	141,582	—	—	141,582
Balance as of September 30, 2025	72,040	$7	$1,475,146	$65,372	$2,416,933	$3,957,458

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ALIGN TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356,109	$274,591
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	32,973	(9,409)
Depreciation and amortization	136,128	135,441
Stock-based compensation	125,511	141,582
Non-cash operating lease cost	31,952	29,504
Impairment loss on assets held for sale	—	23,142
Gain on assets held for sale	(11,699)	—
Fair value adjustment for equity investment	(7,499)	85
Other non-cash operating activities	12,894	29,349
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(91,279)	(117,709)
Inventories	(11,188)	3,055
Prepaid expenses and other assets	(14,223)	(4,053)
Accounts payable	(1,031)	6,729
Accrued and other long-term liabilities	61,919	(67,730)
Long-term income tax payable	4,360	14,130
Deferred revenues	(98,211)	(88,661)
Net cash provided by operating activities	526,716	370,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(18,963)	—
Purchase of property, plant and equipment	(111,477)	(66,529)
Investment in convertible notes	(71,866)	—
Purchase of equity investments	(100,491)	(10,000)
Proceeds from sale of property, plant and equipment	42,000	—
Net cash used in investing activities	(260,797)	(76,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19,939	21,749
Common stock repurchases, net of excise tax	(201,191)	(368,691)
Payroll taxes paid upon the vesting of equity awards	(29,241)	(20,232)
Net cash used in financing activities	(210,493)	(367,174)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(5,324)	34,502
Net increase (decrease) in cash, cash equivalents, and restricted cash	50,102	(39,155)
Cash, cash equivalents and restricted cash at beginning of the period	1,096,186	1,044,963
Cash, cash equivalents and restricted cash at end of the period	$1,146,288	$1,005,808
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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period, and we make no representations related thereto.

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

In connection with the 2025 Restructuring activities discussed in Note 15 “Restructuring and Other Charges,” we committed to a plan to dispose of, other than by sale, specifically identified manufacturing assets prior to the end of their estimated useful lives during the third quarter of 2025. Accordingly, we have revised the estimated useful lives of these assets to reflect our use through the disposal date. For the nine months ended September 30, 2026, we recorded $15.6 million of accelerated depreciation expense related to these assets. The increase in depreciation expense negatively impacted Net income, net of tax, by $11.9 million or $0.17 per basic share and $0.17 per diluted share. We have materially completed the disposition of these assets as of March 31, 2026.

Certain Risks and Uncertainties

Financial instruments which potentially expose the Company to concentration of credit risk, consist principally of cash and cash equivalents. These instruments have minimal credit risk exposures. Management regularly monitors their compositions and maturities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. Through September 30, 2026, the Company has not experienced any material credit losses on such deposits.

We purchase certain inventory from sole suppliers. Additionally, we rely on a limited number of hardware manufacturers. The inability of any supplier or manufacturer to fulfill our supply requirements could materially and adversely impact our future operating results.

Recent Accounting Pronouncements

(i) New Accounting Pronouncements Recently Adopted

On July 30, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05 (“ASU 2025-05”), “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this update provide a practical expedient for entities estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the financial statements and related disclosures.

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

On November 4, 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures.” The amendments in this ASU require a public entity to disclose, in the notes to the financial statements, specified information about certain costs and expenses, including the amounts of inventory purchases, employee compensation, depreciation and intangible asset amortization. For public business entities, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. There will be no impact on our consolidated balance sheets or statements of operations; however, the Company is evaluating the effect of this pronouncement on our consolidated financial statement disclosures.

Note 2. Financial Instruments

Cash and Cash Equivalents

The following tables summarize our cash and cash equivalents balances in our Condensed Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash	$845,361	$770,051
Money market funds	283,885	308,940
Certificate of deposits	15,685	15,917
Total	$1,144,931	$1,094,908

We had no short-term or long-term marketable securities as of September 30, 2026, or December 31, 2025.

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

Level 3 — Inputs to the valuation techniques that are unobservable for the assets or liabilities.

The following tables summarize our financial assets measured at fair value as of September 30, 2026, and December 31, 2025 (in thousands):

Description	Balance as of September 30, 2026	Level 1
Cash equivalents:
Money market funds	$283,885	$283,885
Certificate of deposits	15,685	15,685
Total	$299,570	$299,570

Description	Balance as of December 31, 2025	Level 1
Cash equivalents:
Money market funds	$308,940	$308,940
Certificate of deposits	15,917	15,917
Total	$324,857	$324,857

We have investments in convertible notes of $84.7 million, including $2.9 million of accrued interest, which are classified as loans receivable and measured on an amortized cost basis, net of an allowance for credit losses and included in Other assets within our Condensed Consolidated Balance Sheets. The notes are unsecured, are not guaranteed, interest rates range up to 10%, and mature at various dates through August 2036. One borrower represented approximately 69% of the aggregate carrying amount as of September 30, 2026.

The allowance for credit losses is based on our estimate of lifetime expected credit losses, which we reassess at each reporting date on an individual note basis, considering the borrower's financial condition, liquidity, ability to obtain additional financing, and the probability and timing of conversion or repayment. Although these notes are not measured at fair value on a recurring basis, the estimated fair value of the instruments is classified within Level 3 of the fair value hierarchy as the fair value is derived from techniques in which one or more significant inputs are unobservable. As of September 30, 2026, the carrying value of our loans receivable approximated the fair value, and the credit losses are expected to be immaterial.

We had no Level 3 instruments measured at fair value on a recurring basis as of September 30, 2026, or December 31, 2025.

Accounts Receivable Factoring

We enter into factoring transactions on a non-recourse basis with financial institutions to sell certain of our non-U.S. accounts receivable. We account for these transactions as sales of financial assets as control over the transferred receivables is surrendered. Cash proceeds from the sale of receivable are included within cash flows from operations in the Condensed Consolidated Statements of Cash Flows. Total accounts receivable sold under factoring arrangements were $0.6 million and $10.0 million during the three months ended September 30, 2026 and 2025, respectively, and $18.8 million and $34.6 million during the nine months ended September 30, 2026 and 2025, respectively. Factoring fees on the sales of receivables were recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations and were not material.

Investments in Privately Held Companies

We hold investments in equity securities of privately held companies in which we do not have a controlling interest or the ability to exercise significant influence. These investments do not have readily determinable fair values, and we have elected to account for them using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. These investments are reported in Other assets in our Condensed Consolidated Balance Sheets, and any adjustments to their carrying value, including impairments, are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations.

On April 24, 2023, and April 22, 2024, we entered into Subscription Agreements (the “Heartland Subscription Agreements”) with Heartland Dental Holding Corporation (“Heartland”). Pursuant to the Subscription Agreements, we acquired less than a 5% equity interest in total through the purchase of Class A Common Stock for $150.0 million ($75.0 million each in April 2023 and April 2024). In the fourth quarters of 2024 and 2025, we recorded a $6.0 million and $18.0 million increase to the carrying value of our Heartland investment, respectively. These adjustments increased the total carrying value of our investment in Heartland to $174.0 million as of December 31, 2025.

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

On May 15, 2026, we entered into a new Subscription Agreement with Heartland (the “May 2026 Subscription Agreement”). Pursuant to the May 2026 Subscription Agreement, we acquired additional Class A Common Stock for $50.0 million. Following this investment, our total equity interest in Heartland was still less than 5%. The total carrying value of our investment in Heartland was $281.7 million as of September 30, 2026.

On December 19, 2024, and June 5, 2025, we entered into Subscription Agreements (the “Smile Doctors Subscription Agreements”) with New SD Holding Company, L.P. (“SD Holding Company”). Pursuant to the Smile Doctors Subscription Agreements, we acquired less than a 3% equity interest through the purchase of Class A Common Units for $40 million. SD Holding Company owns a controlling interest, through intermediary entities, in Smile Doctors, LLC. Based on a review of the relevant facts and circumstances, primarily observable transactions for identical investments, we determined that no adjustment to the carrying value of our investment was necessary for the three months ended September 30, 2026.

Our investments in privately held companies in which we can exercise significant influence are accounted for as equity method investments. We have elected to account for our equity method investments under the fair value option. As of September 30, 2026, we did not hold any material investments in which we exercised significant influence.

The carrying value of our investments in equity securities and equity method investments are reported in our Condensed Consolidated Balance Sheets as Other assets and any price adjustments or impairment, if any, are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations.

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the nine months ended September 30, 2026:

(Dollars in thousands)	Nine Months Ended September 30, 2026	Cumulative Adjustments
Measurement alternative:
Carrying value at September 30, 2026	$324,479
Carrying value adjustments:
Upward adjustments from observable price changes	$7,724	$31,724
Impairment and downward adjustments from observable price changes	—	(4,290)
Foreign currency translation adjustments	(2)	2

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the year ended December 31, 2025:

(Dollars in thousands)	Year Ended December 31, 2025	Cumulative Adjustments
Measurement alternative:
Carrying value at December 31, 2025	$216,266
Carrying value adjustments:
Upward adjustments from observable price changes	$18,000	$24,000
Impairment and downward adjustments from observable price changes	—	(4,290)
Foreign currency translation adjustments	7	3

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain assets and liabilities. These forward contracts are classified within Level 2 of the fair value hierarchy using observable market-based inputs, including foreign currency spot and forward rates. As a result of the settlement of foreign currency forward contracts, we recognized a net gain of $3.1 million and a net gain of $3.3 million during the three months ended September 30, 2026 and 2025, respectively, and a net gain of $11.5 million and a net loss of $35.3 million, during the nine months ended September 30, 2026 and 2025, respectively. Recognized gains and losses from the settlement of foreign currency forward contracts are recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the fair value of outstanding foreign exchange forward contracts was not material.

The following tables present the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€234,900	$267,078
Canadian Dollar	C$108,500	76,623
British Pound	£33,300	44,239
Polish Zloty	PLN145,800	37,952
Israeli Shekel	ILS70,600	23,009
Japanese Yen	¥2,900,000	18,532
Brazilian Real	R$92,400	17,702
Chinese Yuan	¥105,500	15,760
Swiss Franc	CHF5,400	6,500
New Taiwan Dollar	NT$160,900	5,030
Korean Won	₩3,500,000	2,579
Australian Dollar	A$3,800	2,644
Czech Koruna	Kč21,300	991
Total notional contract amount		$518,639

	December 31, 2025
	Local Currency Amount	Notional Contract Amount (USD)
Euro	€183,700	$215,895
Canadian Dollar	C$90,000	65,802
British Pound	£38,500	51,782
Polish Zloty	PLN174,800	48,605
Israeli Shekel	ILS80,500	25,283
Japanese Yen	¥3,200,000	20,447
Brazilian Real	R$63,500	11,440
Chinese Yuan	¥52,000	7,461
Swiss Franc	CHF4,200	5,316
New Taiwan Dollar	NT$121,500	3,851
New Zealand Dollar	NZ$6,020	3,474
Korean Won	₩4,600,000	3,207
Australian Dollar	A$3,500	2,337
Czech Koruna	Kč26,000	1,262
Total notional contract amount		$466,162

Note 3. Balance Sheet Components

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$106,192	$107,296
Work in process	61,405	65,679
Finished goods	57,057	53,368
Total inventories	$224,654	$226,343

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Value added tax receivables[1]	$41,470	$55,819
Prepaid expenses	83,424	62,478
Other current assets	67,742	47,274
Total prepaid expenses and other current assets	$192,636	$165,571
1 Refer to Note 8 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for discussion of tax matter.

Accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and benefits	$248,813	$226,149
Accrued expenses	70,663	61,049
Accrued professional fees	45,393	12,245
UK VAT settlement[1]	43,140	—
Accrued income taxes	37,011	44,049
Current operating lease liabilities	34,163	31,939
Accrued sales and marketing expenses	33,762	29,941
Accrued property, plant and equipment	16,171	10,469
Other accrued liabilities	104,371	120,908
Total accrued liabilities	$633,487	$536,749
1 Refer to Note 8 "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for discussion of tax matter.

Accrued warranty, which is included in the “Other accrued liabilities” category of the Total accrued liabilities table above, consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$24,411	$31,211
Charge (credit) to cost of net revenues	(9,838)	12,596
Actual warranty expenditures	(2,767)	(9,108)
Balance at end of period	$11,806	$34,699

Deferred revenues consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenues - current	$1,162,134	$1,261,816
Deferred revenues - long-term [1]	88,513	85,543
Total deferred revenues	$1,250,647	$1,347,359
1 Included in Other long-term liabilities within our Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2026 and 2025, we recognized $1,014.8 million and $995.7 million of net revenues, respectively, of which $194.5 million and $200.0 million was included in the deferred revenues balance at December 31, 2025 and 2024, respectively.

During the nine months ended September 30, 2026 and 2025, we recognized $3,111.0 million and $2,987.4 million of net revenues, respectively of which $675.2 million and $675.3 million was included in the deferred revenues balance at December 31, 2025 and 2024, respectively.

Our unfulfilled performance obligations, including deferred revenues and backlog, as of September 30, 2026 were $1,251.1 million. These performance obligations are expected to be fulfilled over a period of up to five years. Substantially all remaining performance obligations relate to clear aligner contracts and system and services arrangements, with the associated transaction price largely reflected in deferred revenue balances.

Note 4. Leases

Lessee Information

We have operating leases for our digital treatment planning and office facilities, retail spaces, vehicles and office equipment. The components of lease expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2026	2025	2026	2025
Operating lease cost [1]	$11,973	$10,847	$34,347	$32,222
Variable lease cost [2]	980	996	3,298	3,234
Total lease cost	$12,953	$11,843	$37,645	$35,456
1    Includes expense associated with short-term leases, lease terms of 12 months or less, which is not material.
2    Includes payments related to agreements with embedded leases that are not otherwise reflected on the balance sheet.

The following table provides a summary of our operating lease terms and discount rates:

Remaining Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	6.3	5.1
Weighted average discount rate	4.9%	4.1%

As of September 30, 2026, the future payments related to our operating lease liabilities are as follows (in thousands):

Operating Leases
Year 1	$29,689
Year 2	36,370
Year 3	27,369
Year 4	17,896
Year 5	13,471
Thereafter	52,948
Total lease payments	177,743
Less: Imputed interest	(31,284)
Total lease liabilities	$146,459

As of September 30, 2026, we had additional leases that had not commenced with future lease payments of $1 million. These leases will commence during 2026 with non-cancelable lease terms of 1 to 5 years.

Note 5. Goodwill and Intangible Assets

Goodwill

The change in the carrying value of goodwill for the nine months ended September 30, 2026, categorized by reportable segment, is as follows (in thousands):

	Clear Aligner	Systems and Services	Total
Balance as of December 31, 2025	$164,255	$327,578	$491,833
Additions from acquisition[1]	—	18,588	18,588
Foreign currency translation adjustments	(3,048)	(12,094)	(15,142)
Balance as of September 30, 2026	$161,207	$334,072	$495,279
1 We recorded $18.6 million of goodwill within the Systems and Services segment for an immaterial acquisition that was completed in the first quarter of 2026. The amount recorded is based on preliminary estimates of the fair values of assets acquired and liabilities assumed and is subject to adjustment during the measurement period.

Intangible Assets

Acquired intangible assets, excluding intangibles that were fully amortized, are as follows (in thousands):

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of September 30, 2026	Accumulated Amortization	Net Carrying Value as of September 30, 2026
Existing technology	11	$141,520	$(72,884)	$68,636
Customer relationships	10	21,500	(13,975)	7,525
Trademarks and tradenames	7	9,800	(9,100)	700
Patents	8	1,176	(362)	814
Total finite-lived intangible assets		173,996	(96,321)	77,675
In-process research and development[1]		12,558		12,558
Foreign currency translation adjustments				387
Total intangible assets, net				$90,620
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

	Weighted Average Amortization Period (in years)	Gross Carrying Amount as of December 31, 2025	Accumulated Amortization	Net Carrying Value as of December 31, 2025
Existing technology	11	$146,651	$(67,138)	$79,513
Customer relationships	10	21,500	(12,363)	9,137
Trademarks and tradenames	7	9,800	(8,050)	1,750
Patents	12	480	(320)	160
Total finite-lived intangible assets		$178,431	$(87,871)	90,560
Foreign currency translation adjustments				3,373
Total intangible assets, net				$93,933

The total estimated future amortization expense for the acquired finite-lived intangible assets as of September 30, 2026 is as follows (in thousands):

Fiscal Year Ending December 31,	Amortization
Remainder of 2026	$4,387
2027	15,747
2028	14,645
2029	14,645
2030	6,467
2031	3,708
Thereafter	18,076
Total	$77,675

Amortization expense for the three months ended September 30, 2026 and 2025 was $4.5 million and $4.8 million, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $14.2 million and $14.0 million, respectively.

Note 6. Credit Facility

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

The facility includes financial covenants and performance requirements. As of September 30, 2026, we had no outstanding borrowings under the facility, the full $300.0 million revolving commitment remained available, and we were in compliance with the terms and conditions of the facility in all material respects.

Note 7. Legal Proceedings

Under Securities and Exchange Commission Regulation S-K, Item 103, we are required to briefly describe any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our or our subsidiaries’ property is subject.

The descriptions below are intended to comply with such regulations based on information reasonably known to us as of the date of this Quarterly Report on Form 10-Q. These descriptions are not intended to imply or predict outcomes in any of the matters described or any other litigation or disputes to which we are or may hereafter be a party. We are currently unable to predict the outcome of these lawsuits or any future litigation, and therefore we cannot determine the likelihood of loss, if any, nor estimate a range of possible loss except as otherwise disclosed below.

As of September 30, 2026, we accrued $32.7 million for legal settlements, substantially all of which relates to the Section 2 and related state law claims brought by Misty Snow, which are described below under the heading “Antitrust Class Actions”.

Antitrust Class Actions

On June 5, 2020, a dental practice, Simon and Simon, PC (doing business as City Smiles), brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of itself and a putative class of similarly situated practices seeking treble monetary damages, interest, costs, attorneys’ fees, and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets. Plaintiff filed an amended complaint and added VIP Dental Spas as a plaintiff on August 14, 2020. On December 18, 2023, the court certified a class of persons or entities that purchased Invisalign directly from us between January 1, 2019 and March 31, 2022. The court denied Plaintiffs’ motion to certify a class of purchasers of scanners. On February 21, 2024, the court granted our motion for summary judgment on all claims brought by the plaintiffs. Plaintiffs appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Ninth Circuit. On October 5, 2026, the Ninth Circuit issued a decision reversing the district court’s decision and remanding the matter for further proceedings. Align is evaluating its options with regard to the Ninth Circuit’s ruling.

On May 3, 2021, an individual named Misty Snow (“Snow”) brought an antitrust action in the U.S. District Court for the Northern District of California on behalf of herself and a putative class of similarly situated individuals seeking treble monetary damages, interest, costs, attorneys’ fees, and injunctive relief relating to our alleged market activities in alleged clear aligner and intraoral scanner markets based on Section 2 of the Sherman Act. After various procedural actions since the inception of the Snow matter, the Company decided to explore potential settlements. On August 10, 2026, the parties reached a settlement in principle and executed a binding term sheet that includes a $32 million cash payment by Align. The October 5, 2026, decision by the Ninth Circuit also reversed and remanded the Snow matter, but the effect of the settlement makes that ruling moot as to the Snow plaintiffs.

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

A jury trial commenced on June 22, 2026, and concluded on July 2, 2026. On July 2, the jury returned a verdict in Align’s favor on the Defendants’ antitrust and unfair competition claims. The jury also rendered a verdict in Align’s favor on Defendants’ claim that Align procured certain patents by fraud.

The jury found that the Defendants infringed the asserted claims of four of Align’s patents (US Patent Nos. 10,973,613; 11,154,384, 11,648,090, and 11,648,091 or the “Asserted Materials Patents”) by the making, using, selling, and offering for sale of aligners made with Zendura FLX/ClearQuartz materials. The jury found that the asserted claims of the Asserted Materials Patents were invalid for lack of enablement.

Before trial, the District Court judge found that the asserted claims 1, 2, 11 and 39 of US Patent No. 8,038,444 (the treatment planning patent) were invalid under 35 U.S.C. § 101 and during the trial, granted Defendants’ motion for judgment as a matter of law on the asserted claims of US Patent No. 10,791,936 (the scanner patent).

On August 14, 2026, Align filed a post-trial motion seeking judgment as a matter of law that the asserted claims of the Asserted Materials Patents are not invalid for lack of enablement, or in the alternative, sought a new trial on enablement. Defendants filed a post-trial motion seeking judgment as a matter of law that the asserted claims of the Asserted Materials Patents are not infringed by the making, using, selling, and offering for sale of aligners made with Zendura FLX/ClearQuartz materials, or in the alternative, sought a new trial on infringement. Briefing on the post-trial motions is complete and pending decision. Align is evaluating a potential appeal relating to certain of the District Court judge’s and jury’s determinations relating to its patents. To the extent Defendants appeal the jury verdict in Align’s favor on the Defendants’ antitrust and unfair competition claims on Defendants’ claim that Align procured certain patents by fraud, or otherwise, Align intends to continue to vigorously defend itself.

On April 10, 12 and 14, 2025, Defendants filed eight inter partes review (“IPR”) petitions with the United States Patent Trial and Appeal Board (“PTAB”), alleging that eight of the patents asserted by Align to have been infringed by the Defendants are unpatentable. On October 23, 2025, the PTAB issued decisions denying institution of two of Defendants eight IPRs. On October 23, October 27, October 30, and November 6, 2025, the PTAB issued decisions instituting proceedings on the remaining six IPRs. On September 29, 2026, the PTAB issued a decision concluding that the challenger had not established that any of the challenged claims of US Patent No. 10,791,936 were unpatentable. We anticipate final decisions from the PTAB on each of the remaining challenged claims will be issued no later than November 9, 2026. We believe the petitions are without merit and intend to defend ourselves vigorously.

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

The hearing in the merits action before the Unified Patent Court related to the “power ridge” feature referenced above took place on September 4, 2026. On October 16, 2026, the Unified Patent Court concluded that Align’s “power ridge” was both valid and infringed by Angel. The court ordered an injunction against Angel’s use of infringing products in the territory of the Unified Patent Court; that Angel recall, remove from commerce, or destroy infringing products; that Angel pay Align damages from the period July 12, 2023 onward; and that Angel pay Align’s legal expenses in prosecuting the claim. Subsequent proceedings to determine an appropriate damages award will occur at a date to be determined. The merits action related to the treatment-planning feature is currently pending.

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

On August 18, 2025, we initiated two actions in China’s Zhengzhou Intermediate People’s Court against Shanghai Angelalign Medical Devices Co., Ltd.; Wuxi Angelalign Medical Device Technology Co., Ltd.; and Wuxi Angelalign Biotechnology Co., Ltd. These actions allege infringement of patents related to tooth attachments and treatment planning. Separately, on September 10, 2025, we filed an action against the same entities in the Jinan Intermediate People’s Court alleging infringement of a patent related to extraction site closure. And on January 12, 2026, we filed an action against these entities in the Fuzhou Intermediate People’s Court alleging infringement of a patent related to extraction site closure. On April 4, 2026, we initiated an additional civil action against these entities alleging infringement of a patent related to treatment planning. These actions are currently pending. On June 26, 2026, the Zhengzhou Intermediate People’s Court issued first-

instance judgments finding no infringement of Align’s two patents relating to tooth attachments and treatment planning. Align disagrees with the court’s findings and filed appeals with the Supreme People’s Court of China (“SPC”) on July 23, 2026. On August 10, 2026, Jinan Intermediate People’s Court issued its first-instance judgment, granting an injunction against Angel’s premolar extraction solution and awarding damages of RMB 10 million. Angel filed an appeal with SPC on August 24, 2026.

On January 16, 2026 and March 11, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed a petition with the China National Intellectual Property Administration (“CNIPA”) challenging the validity of our two patents related to extraction site closure, which patent is the subject of the above-referenced infringement action filed before Jinan Intermediate People’s Court and Fuzhou Intermediate People’s court. On January 22 and February 12, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed two separate petitions with the CNIPA challenging the validity of our patent related to tooth attachments and another patent related to treatment planning, both of which are the subject of the above-referenced infringement actions filed with Zhengzhou Intermediate People’s Court. On August 24, 2026, Shanghai Angelalign Medical Devices Co., Ltd. filed another petition with the CNIPA seeking invalidation of another Align patent related to treatment planning, which is the subject of the above-referenced infringement action pending before the Fuzhou Intermediate People’s Court. These invalidity actions are currently pending.

On August 22, 2025, Shanghai Angelalign Medical Devices Co., Ltd. and Wuxi Angelalign Medical Devices Technology Co., Ltd. initiated an action against us in the Beijing Intellectual Property Court. The complaint alleged that we infringe a patent relating to undercut detection for mold manufacturing. On September 29, 2026, Beijing IP court issued its ruling approving Angel's withdrawal of the infringement action. On January 19, 2026, we filed a petition with the CNIPA challenging the validity of the above-referenced Angel patent related to undercut detection for mold manufacturing. On July 31, 2026, CNIPA issued a decision invalidating all the claims of this patent.

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

On August 11, 2026, Wuxi Angelalign Medical Device Technology Co., Ltd. filed an administrative action against us in the Jiangsu Provincial IP Bureau contending that Align’s treatment planning workflow and aligners manufactured based on treatment planning in that workflow violate a patent Angel holds relating to the monitoring of tooth correction. This matter is in its early stages, with Align only having been served on October 9, 2026, but we believe that these allegations are without merit and intend to defend ourselves vigorously.

On August 17, 2026, Wuxi Angelalign Medical Device Technology Co., Ltd. and Shanghai Angelalign Medical Devices Co., Ltd. jointly filed a patent infringement action against Align Technology, Inc., Ziyang AFAB, Align Shanghai, and Wuxi Ziyuan Xidong Dental Clinic Co., Ltd. in the Wuxi Intermediate People’s Court seeking an injunction and damages for the alleged infringement of another patent regarding undercut processing. We believe that these allegations are without merit and intend to defend ourselves vigorously.

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

In August 2025, we stopped charging VAT to our United Kingdom (“UK”) customers.

A hearing in front of the Upper Tribunal was held on May 7, 2026. On July 7, 2026, the Upper Tribunal released its decision and held that aligners are not “dental prostheses” for the purposes of VAT and are therefore subject to VAT in the UK. We sought and obtained permission to appeal the Upper Tribunal’s decision to the Court of Appeal. A hearing date has not yet been set.

Based on the information available, we determined that a loss is probable and reasonably estimable and recorded an estimated liability of approximately $43.1 million, inclusive of estimated interest, related to UK VAT as Legal settlements and contingencies under Accrued liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2026. The recorded amount reflects our best estimate of the obligation as of the reporting date. We intend to exhaust all available appeals and vigorously defend our position; however, the ultimate resolution of this matter remains subject to significant uncertainty.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments, if any, under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of September 30, 2026, we did not have any material indemnification claims that were probable or reasonably possible.

Note 9. Stockholders’ Equity

As of September 30, 2026, the Align Technology, Inc. 2005 Incentive Plan, as amended, has a total reserve of 34,668,895 shares, of which 2,998,800 shares are available for issuance.

Summary of Stock-Based Compensation Expense

Stock-based compensation related to our stock-based awards and employee stock purchase plan for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of net revenues	$1,819	$1,540	$5,285	$4,714
Selling, general and administrative	26,390	35,226	88,393	99,577
Research and development	10,818	11,611	31,833	37,291
Total stock-based compensation	$39,027	$48,377	$125,511	$141,582

Restricted Stock Units (“RSUs”)

The fair value of RSUs is based on the closing price of our stock on the date of grant. Generally, RSUs vest over a period of four years.

A summary for the nine months ended September 30, 2026 is as follows:

	Number of Shares Underlying RSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2025	1,250	$256.80
Granted	829	188.09
Vested and released	(455)	282.93
Forfeited	(110)	223.77
Unvested as of September 30, 2026	1,514	$213.73	1.51	$220,026

As of September 30, 2026, we expect to recognize $226.4 million of total unamortized compensation costs, net of estimated forfeitures, related to RSUs over a weighted average period of 2.6 years.

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

The following table summarizes the MSU performance activity for the nine months ended September 30, 2026:

	Number of Shares Underlying MSUs (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2025	263	$507.88
Granted	156	378.44
Vested and released[1]	(63)	622.37
Forfeited	(61)	489.77
Unvested as of September 30, 2026	295	$418.85	1.69	$42,878
1 Includes MSUs vested during the period below 100% of the original grant as actual shares released are based on our stock performance relative to a market index over the vesting period.

As of September 30, 2026, we expect to recognize $57.3 million of total unamortized compensation costs, net of estimated forfeitures, related to MSUs over a weighted average period of 1.69 years.

Employee Stock Purchase Plan (“ESPP”)

As of September 30, 2026, we have 1,556,905 shares available for future issuance under the Align Technology, Inc. 2010 Employee Stock Purchase Plan (as amended and restated, the “2010 Purchase Plan”).

The fair value of the option component of the 2010 Purchase Plan shares was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	1.3	1.2
Expected volatility	49.4%	56.2%
Risk-free interest rate	4.0%	4.0%
Expected dividends	—	—
Weighted average fair value at grant date	$61.13	$64.94

As of September 30, 2026, we expect to recognize $4.9 million of total unamortized compensation costs related to future employee stock purchases over a weighted average period of 1.0 years.

Note 10. Common Stock Repurchase Programs

In January 2023, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “January 2023 Repurchase Program”). The January 2023 Repurchase Program was completed in its entirety in the second quarter of 2025.

In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock (the “April 2025 Repurchase Program”). The April 2025 Repurchase Program is expected to be completed over a period of up to three years. As of September 30, 2026, we have $630.0 million remaining available for repurchase under the April 2025 Repurchase Program.

The following tables summarize the total repurchases of our common stock pursuant to Accelerated Share Repurchase (“ASR”) agreements and Open Market Repurchase (“OMR”) programs under the January 2023 and April 2025 Repurchase Programs:

Accelerated Share Repurchase Agreements

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$250.0	Q1 2024	1,086,334	$230.13

Open Market Repurchases

Agreement Date	Repurchase Program	Amount Paid (in millions)	Completion Date	Total Shares Received	Average Price per Share
Q4 2023	January 2023	$100.0	Q4 2023	465,518	$214.81
Q2 2024	January 2023	$150.0	Q2 2024	598,302	$250.73
Q4 2024	January 2023	$275.0	Q1 2025	1,241,509	$221.50
Q1 2025	January 2023	$225.0	Q2 2025	1,339,124	$168.02
Q3 2025	April 2025	$200.0	Q1 2026	1,390,364	$143.85
Q2 2026	April 2025	$200.0	Q4 2026[1]	1,226,994	$163.00
1 In October 2026, we completed the open market repurchases under the Q2 2026 Agreement. In total we repurchased approximately 1.2 million shares of our common stock at an average price of $163 per share for an aggregate purchase price of approximately of $200.0 million.

During the three months ended September 30, 2026, we repurchased approximately 0.6 million shares of our common stock under the April 2025 Repurchase Program at an average price of $164.73 per share for an aggregate purchase price of approximately $103.3 million. At September 30, 2026, $630.0 million remained available for repurchase under the program.

In October 2026, we repurchased approximately 0.2 million shares of our common stock under the April 2025 Repurchase Program at an average price of $145.45 per share for an aggregate purchase price of approximately $30.0 million; completing the open market repurchases under the Q2 2026 Agreement and leaving $600.0 million available for future repurchase under the April 2025 Repurchase Program.

Note 11. Accounting for Income Taxes

Our provision for income taxes was $35.0 million and $38.0 million for the three months ended September 30, 2026 and 2025, respectively, representing effective tax rates of 20.6% and 40.1%, respectively. Our provision for income taxes was $111.5 million and $134.1 million for the nine months ended September 30, 2026 and 2025, respectively, representing effective tax rates of 23.9% and 32.8%. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended September 30, 2026, primarily due to foreign income taxed at different rates and U.S. tax on foreign earnings, partially offset by state income taxes and non-deductible expenses in the U.S. Our effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended September 30, 2026, primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expenses in the U.S., partially offset by the foreign income taxed at different rates. Our effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2025, primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expenses in the U.S., partially offset by the foreign income taxed at different rates.

We exercise significant judgment in regard to estimates of future market growth, forecasted earnings and projected taxable income in determining the provision for income taxes and for purposes of assessing our ability to utilize any future benefit from deferred tax assets. We continue to assess the realizability of the deferred tax assets as we take into account new information. We may be required to adjust the valuation allowance for deferred tax assets if we determine, based on available evidence at the time of the determination, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment includes deferred tax assets associated with our Switzerland tax deductible basis created from our 2020 intra-entity transfer of intellectual property, which have a finite utilization period and depend on our ability to generate sufficient taxable income in that jurisdiction. If we are unable to generate sufficient taxable income in Switzerland within the applicable utilization period, we may be required to establish a valuation allowance against some portion of these deferred tax assets. Any changes to the valuation allowance, particularly those related to our Switzerland deferred tax assets, could have a material adverse effect on our results of operations.

Our total gross unrecognized tax benefits, excluding interest and penalties, were $121.8 million and $117.4 million as of September 30, 2026 and December 31, 2025, respectively, a material amount of which would impact our effective tax rate if recognized. The increase in our unrecognized tax benefits relates primarily to positions taken on income tax return calculations finalized during the three and nine months ended September 30, 2026.

Note 12. Net Income per Share

 The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$135,044	$56,753	$356,109	$274,591
Denominator:
Weighted average common shares outstanding, basic	70,993	72,377	71,303	72,831
Dilutive effect of potential common stock	22	42	170	49
Total shares, diluted	71,015	72,419	71,473	72,880

Net income per share, basic	$1.90	$0.78	$4.99	$3.77
Net income per share, diluted	$1.90	$0.78	$4.98	$3.77

The number of common share equivalents excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MSUs	233	—	252	—
RSUs	1,351	1,321	849	1,273
ESPP	1	—	—	—
Total	1,585	1,321	1,101	1,273

Note 13. Supplemental Cash Flow Information

The supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in accounts payable and accrued liabilities	$22,521	$11,997

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,818	$29,503

Non-cash lease activities:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61,022	$19,996

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

Summarized financial information by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues
Clear Aligner	$839,272	$805,799	$2,566,170	$2,407,259
Systems and Services	175,491	189,893	544,872	580,144
Total net revenues	$1,014,763	$995,692	$3,111,042	$2,987,403
Cost of net revenues[1]
Clear Aligner	$257,915	$282,941	$750,440	$758,506
Systems and Services	59,377	73,550	169,114	201,471
Total cost of net revenues	$317,292	$356,491	$919,554	$959,977
Gross profit
Clear Aligner	$581,357	$522,858	$1,815,730	$1,648,753
Systems and Services	116,114	116,343	375,758	378,673
Total gross profit	$697,471	$639,201	$2,191,488	$2,027,426
Other Segment expenses
Clear Aligner	$271,144	$272,150	$872,245	$870,810
Systems and Services	49,073	56,502	164,989	174,632
Unallocated corporate expenses	208,090	214,251	689,122	591,553
Total operating expenses	$528,307	$542,903	$1,726,356	$1,636,995
Segment income from operations
Clear Aligner	$310,213	$250,708	$943,485	$777,943
Systems and Services	67,041	59,841	210,769	204,041
Total segment income from operations	$377,254	$310,549	$1,154,254	$981,984
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

The following table reconciles total segment income from operations in the table above to net income before provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment income from operations	$377,254	$310,549	$1,154,254	$981,984
Unallocated corporate expenses	(208,090)	(214,251)	(689,122)	(591,553)
Total income from operations	169,164	96,298	465,132	390,431
Interest income	6,212	3,249	14,759	11,424
Other income (expense), net	(5,302)	(4,813)	(12,238)	6,837
Net income before provision for income taxes	$170,074	$94,734	$467,653	$408,692

The following table includes certain non-cash expenses for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation
Clear Aligner	$6,503	$6,069	$18,839	$17,952
Systems and Services	367	419	1,150	1,225
Unallocated corporate expenses	32,157	41,889	105,522	122,405
Total stock-based compensation	$39,027	$48,377	$125,511	$141,582
Depreciation and amortization
Clear Aligner[1]	$21,855	$32,976	$81,275	$71,375
Systems and Services	7,268	11,160	28,374	28,931
Unallocated corporate expenses	10,326	11,581	26,479	35,135
Total depreciation and amortization	$39,449	$55,717	$136,128	$135,441
1 Includes $15.6 million of accelerated depreciation for the nine months ended September 30, 2026 as disclosed in Note 1 “Summary of Significant Accounting Policies."

Our CODM does not regularly review total assets at the reportable segment level; however, we have provided geographical information related to our long-lived assets below.

Geographical Information

Net revenues are presented below by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues [1]:
U.S.	$384,287	$410,560	$1,183,949	$1,256,679
Switzerland	220,487	210,844	714,253	670,223
Other International	409,989	374,288	1,212,840	1,060,501
Total net revenues	$1,014,763	$995,692	$3,111,042	$2,987,403
1 Net revenues are attributed to countries based on the location of where revenues are recognized by our legal entities.

Long-lived assets, which includes Property, plant and equipment, net and Operating lease right-of-use assets, net, are presented below by geographic area (in thousands):

	September 30, 2026	December 31, 2025
Long-lived assets [1]:
Switzerland	$485,642	$493,584
U.S.	225,206	200,343
Other International	564,254	545,848
Total long-lived assets	$1,275,102	$1,239,775
1 Long-lived assets are attributed to countries based on the location of our entity that owns or leases the assets.

Note 15. Restructuring and Other Charges

2024 Restructuring

In the fourth quarter of 2024, we incurred approximately $37.0 million in restructuring expenses, of which $13.0 million remained unpaid and were included in Accrued liabilities as of December 31, 2024. During the year ended 2025, we reduced our December 31, 2024 restructuring liability by approximately $14.6 million primarily due to cash payments, offset by approximately $2.1 million of additional restructuring expense recorded in Cost of net revenues. As of September 30, 2026, we had no remaining restructuring liability related to the 2024 Restructuring.

2025 Restructuring

In the third quarter of 2025, we initiated a plan to realign certain business groups and reduce our global workforce as part of our continued effort to right size our labor force in response to the current macroeconomic environment. In the third and fourth quarter of 2025, we incurred approximately $40.9 million in restructuring expenses, of which $17.1 million remained unpaid and were included in Accrued liabilities as of December 31, 2025. For the nine months ended September 30, 2026, we reduced our December 31, 2025 restructuring liability by approximately $15.4 million primarily due to cash payments and an adjustment of approximately $0.7 million, most of which was recorded in Selling, general and administrative expense in our Condensed Consolidated Statements of Operations. As of September 30, 2026, $1.1 million remained unpaid and was included in Accrued liabilities in our Condensed Consolidated Balance Sheets.

We have completed the 2025 restructuring plan and incurred approximately $40.2 million in total restructuring expenses. We do not expect to incur additional restructuring expenses in connection with the 2025 restructuring plan.

2026 Restructuring

During the third quarter of 2026, we initiated a plan to realign certain business groups and reduce our global workforce. This plan represents our continued effort to right size our labor force with the current macroeconomic environment. We anticipate incurring between $35.0 million and $37.0 million in total restructuring expenses, primarily related to involuntary termination benefits, including employee severance and other post- employment benefits. We recorded $11.2 million in Cost of net revenues and $17.2 million in Restructuring and other charges in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026. All charges recorded to Cost of net revenues were allocated to our Clear Aligner reportable segment and all charges to Restructuring and other charges were unallocated corporate expenses. As of September 30, 2026, $20.7 million remained unpaid and was included in Accrued liabilities in our Condensed Consolidated Balance Sheets.

The 2024, 2025 and 2026 restructuring activities were primarily related to involuntary termination benefits, including employee severance and other post-employment benefits.

Activity related to the restructuring liabilities associated with our restructuring initiatives consists of the following (in thousands):

	For the twelve months ended December 31, 2025
	2024 Restructuring	2025 Restructuring[2]	Total
Balance at beginning of period[1]	$13,001	$—	$13,001
Restructuring and other charges	2,056	40,888	42,944
Cash payments and adjustments	(14,569)	(23,776)	(38,345)
Balance at end of period[1]	$488	$17,112	$17,600

	For the nine months ended September 30, 2026
	2024 Restructuring	2025 Restructuring[2]	2026 Restructuring	Total
Balance at beginning of period[1]	$488	$17,112	$—	$17,600
Restructuring and other charges	—	(678)	28,462	27,784
Cash payments and adjustments	(488)	(15,376)	(7,757)	(23,621)
Balance at end of period[1]	$—	$1,058	$20,705	$21,763
1 Included in “Accrued liabilities” within our Condensed Consolidated Balance Sheets.
2 2025 restructuring activities include an immaterial amount of charges not related to post-employment benefits.

Note 16. Assets Held for Sale

In connection with the 2025 restructuring activities discussed in Note 15 “Restructuring and Other Charges,” during the third quarter of 2025, we classified a disposal group associated with a manufacturing facility in Juarez, Mexico as held for sale and recognized an impairment loss of $23.1 million.

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

UK VAT Update: On July 7, 2026, the Upper Tribunal (Tax and Chancery Chamber) of the United Kingdom issued a decision reversing the April 24, 2025 decision of the First-tier Tribunal and holding that clear aligners are not “dental prostheses” and are therefore subject to value added tax in the United Kingdom at the standard rate. We have recorded an estimated liability of approximately $43.1 million as of September 30, 2026, which reflects management’s best estimate of the obligation as of the reporting date. We intend to exhaust all available appeals and vigorously defend our position, but the ultimate resolution of this matter remains subject to significant uncertainty. Effective September 7, 2026, invoices due to UK customers for clear aligners and retainers include VAT at the applicable rate. For more information, see Note 8 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements.

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

Many of these factors may contribute to, among other things, higher raw material prices, increased transportation and labor costs, and interruptions in supply and distribution operations, each of which can also impact the availability of certain raw materials, parts and components used in our products as well as our costs and those of our suppliers. For example, we believe that in the beginning of the second quarter of 2025, sales of our products were adversely impacted compared to the same period in prior years by certain macroeconomic conditions, including global tariff volatility, inflation, and higher interest rates, which we believe may continue to impede dental patient demand. Patient traffic growth has been uneven for many doctors, with orthodontic starts down for four consecutive years. We believe uncertainty not only impacts consumer purchasing decisions but also the decisions and recommendations that doctors make, especially doctors who offer both clear aligners and wires and brackets in their practices and have the additional time to treat patients with wires and brackets when orthodontic starts are slowing or diminishing. We believe this has resulted in an increase in orthodontic starts using wires and brackets in lieu of clear aligners that was more pronounced in the second quarter of 2025. We believe these trends are continuing and will impede future sales for so long as consumer economic uncertainty persists, particularly to the extent it impairs discretionary spending. Additionally, we believe that the ongoing military conflicts in the Middle East, including the hostilities involving Israel, Iran, and the United States that began in 2025 and escalated in 2026, together with elevated gasoline and energy costs and related market volatility, have and may continue to contribute to declines in widely reported measures of consumer confidence, and we anticipate these conditions will continue to add to market uncertainties and dampen consumer sentiment and demand.

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

Additionally, a material amount of our revenues are derived internationally and many of our international operations are denominated in currencies other than the U.S. dollar. In the third quarter of 2026, foreign currency movements unfavorably impacted our revenues compared to the prior-year period. Foreign exchange volatility and the subsequent strengthening or weakening of the U.S. dollar against other currencies remains uncertain and unpredictable.

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

2026 Restructuring

During the third quarter of 2026, we initiated a plan to realign certain business groups and reduce our global workforce as part of our continued effort to right size our labor force in response to the current macroeconomic environment. We anticipate incurring between $35.0 million and $37.0 million in total restructuring expenses in connection with the 2026 restructuring plan, primarily related to involuntary termination benefits, including employee severance and other post-employment benefits. As of September 30, 2026, we incurred a total of $28.5 million in restructuring charges under this plan, of which $20.7 million remained unpaid.

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

Key Financial and Operating Metrics

We measure our performance against the foregoing strategic priorities by the achievement of key financial and operating metrics. For the three months ended September 30, 2026, our business operations reflect the following:

•Revenues of $1,015 million, an increase of 1.9% year-over-year;
•Clear Aligner revenues of $839 million, an increase of 4.2% year-over-year;
•Clear Aligner case volume increased 6.6% year-over-year and Clear Aligner case volume for teens and growing patients increased from 256.0 thousand shipments to 274.6 thousand or 7.3% year-over-year;
•Imaging Systems and CAD/CAM services revenues of $175 million, a decrease of 7.6% year-over-year;
•Income from operations of $169 million and operating margin of 16.7%;
•Effective tax rate of 20.6%;
•Net income of $135 million with diluted net income per share of $1.90;
•Cash and cash equivalents of $1,145 million as of September 30, 2026;
•Cash provided by operating activities of $183 million;
•Capital expenditures of $45 million, primarily related to investments in our manufacturing capacity and facilities; and
•Number of employees was 20,180 as of September 30, 2026, a decrease of 4.2% year-over-year primarily due to workforce reduction associated with the 2025 restructuring plan.

Other Statistical Data and Trends

•As of September 30, 2026, approximately 24 million people worldwide have been treated with our Invisalign system.

•For the third quarter of 2026, the total number of Invisalign-trained doctors that submitted cases and received shipments (doctor submitters) was 90.9 thousand compared to 88.2 thousand in the third quarter of 2025, a 3.1% increase.

•The total utilization rate (case shipments divided by the number of doctor submitters) in the third quarter of 2026 increased to 7.6 cases per doctor compared to 7.3 cases per doctor in the third quarter of 2025.

•Clear aligner revenue per case shipment (clear aligner revenues divided by case shipments) decreased from $1,245 in the third quarter of 2025 to $1,215 in the third quarter of 2026, a 2.4% decrease.

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

Net revenues for our Clear Aligner and Systems and Services segments for the three and nine months ended September 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
Net Revenues	2026	2025	Change		2026	2025	Change
Clear Aligner net revenues	$839.3	$805.8	$33.5	4.2%	$2,566.2	$2,407.3	$158.9	6.6%
Systems and Services net revenues	175.5	189.9	(14.4)	(7.6)%	544.9	580.1	(35.3)	(6.1)%
Total net revenues	$1,014.8	$995.7	$19.1	1.9%	$3,111.0	$2,987.4	$123.6	4.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner Case Volume

Case volume data which represents Clear Aligner case shipments for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
Total case volume	690.6	647.8	42.9	6.6%	2,068.1	1,934.4	133.6	6.9%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2026, total net revenues increased by $19 million and $124 million respectively, compared to the same period in 2025, primarily due to an increase in Clear Aligner volume and favorable deferred revenue.

Clear Aligner

For the three months ended September 30, 2026, Clear Aligner net revenues increased by $33 million compared to the same period in 2025, primarily due to an increase in volume, which increased net revenues by $48 million, partially offset by $11 million from product mix shift to lower-priced countries and products and $4 million from unfavorable foreign exchange rates.

For the nine months ended September 30, 2026, Clear Aligner net revenues increased by $159 million compared to the same period in 2025, primarily due to an increase in volume and favorable foreign exchange rates, which increased net revenues by $150 million and $45 million, respectively. These increases were partially offset by higher discounts and product mix shift to lower-priced countries and products resulting in a decrease in net revenues of $36 million.

Systems and Services

For the three months ended September 30, 2026, Systems and Services net revenues decreased by $14 million compared to the same period in 2025, primarily due to decrease of $19 million from mix shift to lower-priced products and unfavorable foreign exchange rates and $3 million from lower scanner wand sales. These decreases were partially offset by higher system volume of $3 million and an increase of $5 million from higher non-system sales.

For the nine months ended September 30, 2026, Systems and Services net revenues decreased by $35 million compared to the same period in 2025, primarily due to a decrease of $64 million from mix shift to lower-priced products, and $32 million from lower scanner wand sales. These decreases were partially offset by higher system volume of $38 million and an increase of $23 million from higher non-system sales and favorable foreign exchange.

Cost of net revenues and gross profit (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Clear Aligner
Cost of net revenues	$257.9	$282.9	$(25.0)	$750.4	$758.5	$(8.1)
% of net segment revenues	30.7%	35.1%		29.2%	31.5%
Gross profit	$581.4	$522.9	$58.5	$1,815.7	$1,648.8	$167.0
Gross margin %	69.3%	64.9%		70.8%	68.5%
Systems and Services
Cost of net revenues	$59.4	$73.6	$(14.2)	$169.1	$201.5	$(32.4)
% of net segment revenues	33.8%	38.7%		31.0%	34.7%
Gross profit	$116.1	$116.3	$(0.2)	$375.8	$378.7	$(2.9)
Gross margin %	66.2%	61.3%		69.0%	65.3%
Total cost of net revenues	$317.3	$356.5	$(39.2)	$919.6	$960.0	$(40.4)
% of net revenues	31.3%	35.8%		29.6%	32.1%
Gross profit	$697.5	$639.2	$58.3	$2,191.5	$2,027.4	$164.1
Gross margin %	68.7%	64.2%		70.4%	67.9%

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

For the three months ended September 30, 2026, our gross margin percentage increased as compared to the same period in 2025 primarily due to operational efficiencies, tariff refunds, roll-off of accelerated depreciation partially offset by lower ASPs.

For the nine months ended September 30, 2026, our gross margin percentage increased as compared to the same period in 2025 primarily due to operational efficiencies and tariff refunds partially offset by lower clear aligner ASPs.

Clear Aligner

For the three months ended September 30, 2026, our gross margin increased compared to the same period in 2025, primarily due to operational efficiencies and roll-off of accelerated depreciation, partially offset by restructuring charges and lower ASPs.

For the nine months ended September 30, 2026, our gross margin increased compared to the same period in 2025, primarily due to operational efficiencies partially offset by accelerated depreciation and foreign exchange.

Systems and Services

For the three months ended September 30, 2026, our gross margin increased compared to the same period in 2025, primarily due to lower Cost of net revenues from restructuring expenses, operational efficiencies, tariff refunds, partially offset by lower ASPs and foreign exchange.

For the nine months ended September 30, 2026, our gross margin increased compared to the same period in 2025, primarily due to operational efficiencies, tariff refunds, and foreign exchange partially offset by lower ASPs.

Selling, general and administrative (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative	$410.6	$417.8	$(7.2)	$1,338.6	$1,314.1	$24.5
% of net revenues	40.5%	42.0%		43.0%	44.0%

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

For the three months ended September 30, 2026, selling, general and administrative expense decreased compared to the same period in 2025, primarily due to lower advertising and marketing expense, lower stock-based compensation, and lower equipment and maintenance costs offset by higher spend on outside legal services and higher employee costs, including salaries, fringe benefits and bonus.

For the nine months ended September 30, 2026, selling, general and administrative expense increased compared to the same period in 2025, primarily due to higher spend on employee costs, including salaries, fringe benefits and bonus, higher legal services spend and higher software costs offset by lower advertising and marketing expense, lower stock-based compensation, lower commissions, and lower equipment and maintenance costs.

Research and development (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Research and development	$93.9	$93.3	$0.6	$294.6	$286.9	$7.7
% of net revenues	9.3%	9.4%		9.5%	9.6%

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

For the three months ended September 30, 2026, research and development expense increased marginally compared to the same period in 2025, primarily due to higher employee costs, including salaries, fringe benefits and bonus costs, other operating expenses, software and materials, and depreciation on capitalized labor costs related to internal-use software, partially offset by lower outside services and capitalization of labor costs related to internal use software.

For the nine months ended September 30, 2026, research and development expense increased compared to the same period in 2025, primarily due to higher employee costs, including salaries, fringe benefits and bonus costs, depreciation on capitalized labor costs related to internal-use software, and cloud tool spending, other operating expense, software and materials partially offset by capitalization of labor costs related to internal use software, lower stock-based compensation, and reduced outside service provider spend.

Restructuring and other charges (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Restructuring and other charges	$17.2	$31.8	$(14.6)	$17.2	$31.8	$(14.6)
% of net revenues	1.7%	3.2%		0.6%	1.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three and nine months ended September 30, 2026, restructuring and other charges decreased compared to the same period in 2025. Refer to Note 15 "Restructuring and other charges" of the Notes to the Condensed Consolidated Financial Statements for more information.

Legal settlements and contingencies (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Legal settlements and contingencies	$6.6	$—	$6.6	$76.0	$4.2	$71.8
% of net revenues	0.7%	—%		2.4%	0.1%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

For the three months ended September 30, 2026, we recorded $0.8 million and $5.6 million related to legal settlements and UK VAT contingency loss, respectively. Refer to Note 7 “Legal Proceedings” and Note 8 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

For the nine months ended September 30, 2026, we recorded $32.7 million and $43.1 million related to legal settlements and UK VAT contingency loss, respectively. Refer to Note 7 “Legal Proceedings” and Note 8 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Income from operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Clear Aligner
Income from operations	$310.2	$250.7	$59.5	$943.5	$777.9	$165.5
Operating margin %	37.0%	31.1%		36.8%	32.3%
Systems and Services
Income from operations	$67.0	$59.8	$7.2	$210.8	$204.0	$6.7
Operating margin %	38.2%	31.5%		38.7%	35.2%
Total income from operations [1]	$169.2	$96.3	$72.9	$465.1	$390.4	$74.7
Operating margin %	16.7%	9.7%		15.0%	13.1%
1 Refer to Note 14 “Segments and Geographical Information” of the Notes to Condensed Consolidated Financial Statements for details on unallocated corporate expenses and the reconciliation to Income from operations.

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Clear Aligner

For the three months ended September 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and lower advertising and marketing expense, partially offset by an increase in employee costs and credit card transaction fees.

For the nine months ended September 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and lower advertising and marketing expense, lower credit card transaction fees and outside services, partially offset by an increase in employee costs and equipment.

Systems and Services

For the three months ended September 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and a decrease in operating expenses related to lower employee costs.

For the nine months ended September 30, 2026, our operating margin increased compared to the same period in 2025, primarily due to higher gross margin and a decrease in operating expenses related to lower employee costs, advertising and outside services partially offset by an increase in credit card transaction fees and equipment.

Interest income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income	$6.2	$3.2	$3.0	$14.8	$11.4	$3.3
% of net revenues	0.6%	0.3%		0.5%	0.4%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Interest income generally includes interest earned on cash, cash equivalents and investment balances.

For the three and nine months ended September 30, 2026, interest income increased compared to the same period in 2025, primarily due to interest earned on cash and cash equivalent balances.

Other income (expense), net (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Other income (expense), net	$(5.3)	$(4.8)	$(0.5)	$(12.2)	$6.8	$(19.1)
% of net revenues	(0.5)%	(0.5)%		(0.4)%	0.2%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Other income (expense), net, generally includes foreign exchange gains and losses, gains and losses on foreign currency forward contracts, interest expense, gains and losses on equity investments and other miscellaneous charges.

For the three months ended September 30, 2026, other income (expense), net decreased compared to the same period in 2025, primarily due to an unfavorable impact from foreign exchange rates.

For the nine months ended September 30, 2026, other income (expense), net decreased compared to the same period in 2025, primarily due to an unfavorable impact from foreign exchange rates, partially offset by a gain recorded on our equity investment and lower accounts receivable factoring fees.

Provision for income taxes (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Provision for income taxes	$35.0	$38.0	$(3.0)	$111.5	$134.1	$(22.6)
Effective tax rates	20.6%	40.1%		23.9%	32.8%

Changes and percentages are based on actual values. Certain tables may not sum or recalculate due to rounding.

Our effective tax rate differs from the statutory federal income tax rate of 21% for the three months ended September 30, 2026, primarily due to foreign income taxed at different rates and U.S. tax on foreign earnings, partially offset by state income taxes and non-deductible expenses in the U.S. Our effective tax rate differs from the statutory federal income tax rate of 21% for the nine months ended September 30, 2026, primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expenses in the U.S., partially offset by the foreign income taxed at different rates. Our effective tax rate differed from the U.S. statutory federal income tax rate of 21% for the three and nine months ended September 30, 2025, primarily due to the recognition of additional tax expense resulting from U.S. taxes on foreign earnings, state income taxes, and non-deductible expense in the U.S., partially offset by the foreign income taxed at different rates.

The decrease in our effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 is primarily attributable to a decrease in U.S. taxes on foreign earnings, partially offset by the change in our jurisdictional mix of income.

The decrease in our effective tax rate for the nine months ended September 30, 2026 compared to the same period in 2025 is primarily attributable to the change in our jurisdictional mix of income.

Liquidity and Capital Resources

Liquidity and Trends

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $1,145 million and $1,095 million, respectively, of which approximately $860 million and $929 million, respectively, were held by our foreign subsidiaries. We continue to evaluate opportunities to repatriate our foreign earnings if or when needed. We do not expect to incur significant additional costs upon repatriation of these foreign earnings. We generate sufficient operating cash flow from our domestic operations and have access to $300 million under our revolving line of credit. We believe that our current cash balances and the borrowing capacity under our credit facility, if necessary, will be sufficient to fund our business for at least the next 12 months.
Capital Resources

Our material cash requirements as of September 30, 2026 are as follows:

•Our purchase commitments consist primarily of open purchase orders for goods and services, including manufacturing inventory, supplies and services, sales and marketing, research and development services and technological services, issued in the normal course of business. There have been no material changes to our purchase commitments for goods and services during the nine months ended September 30, 2026 as compared to the year ended December 31, 2025.

•There have been no material changes to our future operating lease payments of $179 million at September 30, 2026 compared to 184 million at December 31, 2025. Refer to Note 4 "Leases" of the Notes to the Condensed Consolidated Financial Statements for details related to our leases.

•We expect our investments in capital expenditures for fiscal year 2026 to be $125 million to $150 million. Capital expenditures primarily relate to technology upgrades, additional manufacturing capacity as well as ongoing maintenance.

•In April 2025, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock. The April 2025 Repurchase Program is expected to be completed over a period of up to three years. We continually evaluate opportunities to repurchase shares of our common stock depending on various factors including our share price and current liquidity requirements. We repurchased approximately $201.2 million during the nine months ended September 30, 2026. In October 2026, we repurchased an additional $30.0 million, leaving $600.0 million available for future repurchase under the April 2025 Repurchase Program. Refer to Note 10 “Common Stock Repurchase Programs” of the Notes to Condensed Consolidated Financial Statements for details on our stock repurchase programs.

•As of September 30, 2026, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material impact on our liquidity or capital resources.

Sources and Uses of Cash

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$526,716	$370,046
Investing activities	(260,797)	(76,529)
Financing activities	(210,493)	(367,174)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5,324)	34,502
Net increase (decrease) in cash, cash equivalents and restricted cash	$50,102	$(39,155)

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

Operating Activities

For the nine months ended September 30, 2026, cash flows from operations of $527 million resulted primarily from our net income of approximately $356 million as well as the following:

Significant adjustments to reconcile net income to net cash provided by operating activities

•Deferred taxes of $33 million related to a decrease in our long-term deferred tax position;
•Depreciation and amortization of $136 million related to our investments in property, plant and equipment and intangible assets;
•Stock-based compensation of $126 million related to equity awards granted to employees and directors;
•Non-cash operating lease costs of $32 million;
•Gain on assets held for sale of $12 million resulting from an increase in fair value less costs to sell;
•Fair value adjustment gain of $7 million related to our investment in Heartland; and
•Other non-cash operating activities of $13 million primarily related to an increase in our bad debt allowance.

Significant changes in working capital

•Net outflow of $91 million in accounts receivable due to timing of collections;
•Net outflow of $14 million in prepaid expenses and other assets primarily due to the renewal of enterprise technology service agreements;
•Net outflow of $11 million in inventories;
•Net inflow of $62 million in accrued and other long-term liabilities; and
•Net outflow of $98 million in deferred revenue.

Investing Activities

Net cash used in investing activities was $261 million for the nine months ended September 30, 2026, primarily driven by $111 million of purchases of property, plant and equipment, a $100 million additional investment in Heartland, $72 million for our investment in convertible notes, and $19 million related to an immaterial acquisition, offset by $42 million of proceeds from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $210 million for the nine months ended September 30, 2026, primarily driven by outflows of $201 million for share repurchases and $29 million for payroll taxes paid for vested equity awards, offset by $20 million of proceeds from the issuance of common stock under our employee stock purchase plan.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, goodwill and finite-lived intangible assets, income taxes and legal proceedings and litigation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. There have been no material changes to our critical accounting estimates as compared to those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

Changes in interest rates could impact our anticipated interest income earned on our cash and cash equivalents balance. As of September 30, 2026, we are not exposed to interest rate risk on our unsecured revolving line of credit because we had no outstanding borrowings. An immediate 10% change in interest rates would not have a material adverse impact on our future operating results and cash flows. As of September 30, 2026, we had no short term or long-term marketable securities.

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

Inflation Risk

The economy has been impacted by certain macroeconomic challenges which have contributed to a rising inflationary trend that has impacted both our revenues and costs globally. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. There is no assurance that our results of operations and financial condition will not be adversely impacted by inflation in the future.

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

Our investments in privately held companies primarily consist of equity securities without readily determinable fair values. We elected to account for our investments in privately held companies using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The qualitative assessment considers factors such as but not limited to, the investee’s financial performance and business prospects; industry performance; economic environment; and other relevant events and factors affecting the investee. Valuations of our equity investments are complex due to the lack of readily available market data and observable transactions. The carrying value of our investments in privately held companies was $324.5 million at September 30, 2026 and $216.3 million at December 31, 2025. The increase was primarily driven by an additional investment in Heartland and a carrying value adjustment resulting from observable transactions for identical or similar investments of this issuer.

Additionally, we may hold investments in privately held companies in which we exercise significant influence. Such investments are generally accounted for as equity method investments, although we may elect the fair value option when appropriate. As of September 30, 2026, we did not hold any material investments accounted for under this model.

Item 4.        Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tariffs or proposed tariffs, customs duties, or fees, and any retaliatory tariffs, international trade disputes, or protectionist trade measures taken in response to such tariffs may increase the cost of our products and the components or the raw materials used to make them, reduce demand for our products and adversely impact our gross margin and results of operations, limit our ability to sell to certain customers, limit or prohibit the availability of certain raw materials, components and parts necessary for our products or the products of our suppliers, or impede or slow the movement of our goods across borders. For example, the U.S. Department of Commerce has initiated its investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects on the national security of imports of personal protective equipment (PPE), medical consumables, and medical equipment including devices. No actions with respect to the investigation have been announced to date, and the timing, scope and outcome of any resulting trade measures remain uncertain.

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

Military conflicts, wars, and escalation of terrorist or gang activities have and may in the future materially adversely impact the economies in which we operate. Our iTero operations, headquartered in Israel, are close to areas that have been affected by ongoing military conflicts in the Middle East, including the hostilities involving Israel, Iran, and the United States that began in 2025 and escalated in 2026, which have resulted in instability in the region and disrupted global oil and gas shipments, with cascading effects on energy prices and global economic conditions, including consumer discretionary spending. Additionally, our supply chains and demand for our products could be impaired as a result of political instability, drug trafficking, the continuation or escalation of terrorist or gang activities (particularly with respect to our manufacturing operations in Mexico), hostilities, export and import restrictions, sanctions or boycotts. These events could disrupt ongoing operations and may materially impact the logistics, timing and cost of shipping of our products and materials or our ability to operate out of impacted areas, and our ongoing contingency planning and business continuity measures to mitigate these risks may not be sufficient. Additionally, China’s territorial conflicts with other neighboring countries may impact our operations and sales in China. We cannot predict the progress or outcome of these events or the reactions by governments, businesses or consumers and each event could, individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.

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

The dental industry is experiencing immense and rapid digital transformation and we may be unable to compete with existing competitors and emerging companies that introduce new technologies, products or services, and customers who alone or with others create orthodontic appliances and solutions or other products or services that compete with us. While our product portfolio facilitates this transition, our competitors may render our technology or products obsolete or economically unattractive, particularly as competitors incorporate AI into new or existing services and technologies that facilitate changes in doctor-patient interactions, expectations and treatment workflows. We may be unable to devote adequate financial resources to develop or acquire new AI technologies and systems in the future and sufficiently meet evolving industry trends and consumer demands.

We also face competition from traditional products and services, such as wires and brackets, which doctors have historically been able to purchase at a lower price. We have and will likely continue to experience price-focused competition as we continue to expand into new markets, which could contribute to the commoditization of our products or services if we are unable to otherwise differentiate our offerings from those of our competitors.
The number and types of competitors we face are diverse and growing rapidly. The Invisalign System competes primarily against traditional wires and brackets and increasingly with clear aligners manufactured and distributed by new market entrants and existing competitors, including traditional medical device companies, laboratories, startups and, in some cases, doctors and dental service organizations (“DSOs”). Our competitors also include direct to consumer (“DTC”) companies that provide clear aligners using a business model requiring little to no in-office care from trained and licensed doctors, and doctors and DSOs who manufacture custom aligners or procure products from third-party white-label providers. Large consumer product companies may also start supplying orthodontic products. Orthodontists, GPs and DSOs have and may continue to sample competitive and alternative products, take advantage of competitive promotions and sale opportunities, or engage in “bait and switch,” “margin steering” or similar practices that take advantage of the significant brand recognition of Invisalign to offer alternative products.

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
•the timing of clear aligner treatment order submissions, acceptance, processing and fulfillment and scanner orders and shipments, which can cause fluctuations in our backlog;
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

To manage current and anticipated future operations effectively, we must continually implement and improve our operational, financial and management information systems, hire, train, motivate, manage and retain employees, and ensure our supply chain is diversified and resilient, and is capable of meeting demand for the systems, raw materials, parts and components essential to product manufacturing and delivery. We may fail to balance near-term efforts to meet existing demand with future demand, including adding personnel, creating scalable, secure and robust systems and operations, and automating processes for long-term efficiencies. Production of the Invisalign System and iTero intraoral scanners could also be limited by capacity constraints due to a variety of factors, including labor shortages, shipping delays, our dependency on third-party vendors, including contract manufacturers and logistics providers, for key materials, parts, components and equipment, the quality of or changes in product components, and limited production yields. Any such failure could materially impact our business, financial condition and results of operations.

Additionally, we have established treatment planning and manufacturing facilities closer to our international customers to provide better experiences, create efficiencies and provide redundancy should other facilities become unavailable. Despite these benefits, if one of these facilities is temporarily, partially or fully shut down, we may still be unable to timely fulfill orders, which may negatively impact our reputation, business, financial condition and results of operations.

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

Our Systems and Services segment is subject to software and hardware risks related to the manufacturing, design, quality and safety of our complex, global installed base of iTero intraoral scanners, which are continually updated to add, expand or improve features with new hardware or software, to integrate new or existing software or other components manufactured by third parties, or to provide repair or replacement parts, any of which may contain errors or exhibit failures, especially when products are first introduced. We may be unable to ensure that third-party components or changes to them will be completely compatible with our scanners, which could cause our scanners to fail to perform as anticipated. Additionally, the third-party software, operating systems and other components integrated into or interoperable with our scanners routinely reach end of life or end of support, and as a consequence, certain applications and models may be exposed to additional vulnerabilities, including security risks, errors, and malfunctions that may be irreparable or difficult to repair. We may not timely and adequately remediate or implement corrective measures for such failures, including due to reliance on third-party providers or suppliers. Consequently, any remediation may be time-consuming or difficult to achieve, which may materially impact our customers and business partners, damage our reputation, and result in lost business and revenue opportunities, and could be materially costly. If our products experience component aging, errors, or performance problems, or do not otherwise satisfy our stringent quality processes and controls we may choose to or be compelled to recall certain products, which may include, product withdrawals from the market, labeling changes, design changes, customer notifications, and notifications to global regulatory bodies.

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

We are highly dependent on our supply chain, particularly suppliers, extruders, and manufacturers of specialized and customized scanning equipment, rapid prototyping machines, resin and other advanced materials, as well as the optics, electronic and other mechanical components of our iTero scanners. We maintain single and sole supply relationships in limited locations for materials and manufacturing, which exposes us to multiple supply chain vulnerabilities. We are reliant upon manufacturers that we contract with for quality and stability and any failures on their part may have an impact on our ability to supply our products.

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

We depend on commercial freight carriers, primarily United Parcel Service, Inc., to deliver our products. If the operations of commercial freight carriers are disrupted or we fail to mitigate any disruptions, we may still be unable to timely deliver products to our customers who may choose alternative products, causing our net revenues and gross margin to decline, possibly materially. Moreover, when fuel costs increase, our freight costs generally do as well, including through carrier fuel surcharges applied in future periods. In addition, we earn an increasingly larger portion of our total revenues from international sales, which carry higher shipping costs that negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to successfully pass all or significant portions of the increases along to our customers, or we cannot otherwise offset such increases, our gross margin and financial results could be materially affected.

If we cannot attract, motivate, train or retain personnel, it will be difficult to achieve our strategic priorities, which could materially adversely affect our business, financial condition and results of operations.

The loss of the services and knowledge of any key personnel, particularly executive management, research and development, or sales personnel, could harm our business and prospects and impede the achievement of our research and development, operational or strategic objectives. Competition for highly skilled personnel, particularly technical and digital talent, is intense, and traditional and emerging competitors have and are likely to continue to recruit our personnel as the dental industry undergoes rapid digital transformation on a global scale. Various internal and external factors can impact our ability to hire and retain talent, including our compensation and benefit arrangements, advancement or career opportunities at our organization, and our past and any future restructuring efforts, such as the restructuring plans we have implemented in each of the past three fiscal years, and most recently in the third quarter of 2026. Additionally, approximately 91% of our employees are located internationally, and restrictive immigration or travel policies or legal or regulatory developments relating to immigration in the United States and other countries may negatively affect our efforts to attract, motivate, train or retain qualified personnel.

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

Our marketing efforts and costs are significant and include national and regional campaigns in multiple countries involving television, film, print, search, digital media, social media, and alliances with professional sports teams, athletes, social media influencers and other strategic partners. Our advertising campaigns may not achieve the desired returns on advertising spend, increase brand, product or services awareness sufficiently or generate goodwill and positive reputational goals among the non-adult and adult markets, enable us to maintain commercial relationships with social media influencers and other strategic partners, or differentiate our products from those featured in the growing number of advertising campaigns by competitors promoting similar products and messaging. Moreover, should any entity or individual endorsing us, our products or services take actions, make or publish statements in support of, or lend support to events or causes which are perceived by a portion of society negatively, our sponsorships or support of these entities or individuals may be questioned, our products and services boycotted and our brand image and reputation harmed, any of which could materially affect our business, financial condition and results of operations. The harm of negative publicity, particularly on social media platforms, may be immediate, without affording us an opportunity for redress or correction.

In addition, many countries prohibit certain types of marketing activities, such as DTC advertising of medical devices. We have and may in the future be alleged to violate marketing restrictions and be ordered to stop certain marketing activities or prevented from selling our products and services. Moreover, competitors do not always follow these restrictions, which can create an unfair advantage and make it more difficult and costly to compete.

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

We currently are and may in the future be subject to antitrust, competition or unfair competition-related investigations, enforcement actions or claims by governmental agencies, competitors, consumers, customers and others which, even if unfounded, could cause us to incur substantial costs (including fines), enter into settlements or consent decrees, be subject to judgments, receive negative publicity, forego certain mergers, acquisitions, business combinations, investments or other transactions, divert management time and attention, or change our business in ways that could have a material adverse effect on our business practices, revenues and results of operations, such as limiting our ability to provide certain benefits to our customers and consumers, reducing the attractiveness of our products, services and the net revenue derived from them. Governments and regulators are actively developing new competition laws, regulations and actions aimed at the technology sector, AI and digital platforms, and global activities and expansion, including in large markets such as the United States, the EU, and China, compliance with which may incur additional costs, time, effort, and financial resources.

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
•prohibitions against the offer, payment or receipt of remuneration to induce referrals to entities providing healthcare services or goods or to induce the order, purchase or recommendation of our products and services, and requirements to track and report payments and other transfers of value to healthcare professionals;
•the practice of dentistry and orthodontics, including professional licensure and corporate practice of dentistry requirements; and
•the design, manufacture, marketing and advertising of our products and services.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our stock repurchase activity for the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 through July 31, 2026	207,449	$176.75	207,449	$696,671,000
August 1, 2026 through August 31, 2026	188,609	$167.89	188,609	$665,004,000
September 1, 2026 through September 30, 2026	231,238	$151.36	231,238	$630,003,000
Total	627,296		627,296

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

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

During the fiscal quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

ALIGN TECHNOLOGY, INC.

November 4, 2026	By:	/s/ JOSEPH M. HOGAN
Joseph M. Hogan President and Chief Executive Officer (Principal Executive Officer)

November 4, 2026	By:	/s/ JOHN F. MORICI
John F. Morici Chief Financial Officer and Executive Vice President, Global Finance (Principal Financial Officer and Principal Accounting Officer)